Form 10QSB
period 1997-06-30
VISUAL DATA CORP
filed 1997-09-15
CIK 919130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997



           [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                For the transition period from ____________ to ____________.


                         Commission file number 0-22849


                             VISUAL DATA CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                                      65-0420146
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                               1291 SW 29TH Avenue
                          Pompano Beach, Florida 33069
                ------------------------------------------------
                     (Address of Principal Executive Office)

                                 (954) 917-6655
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                        1600 S. Dixie Highway, Suite 3A
                              Boca Raton, FL 33432
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [ ]     No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of September 12, 1997:  2,929,225

                     VISUAL DATA CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (Unaudited)

                                     ASSETS
Current assets
     Cash                                                           $    49,131
     Accounts receivable, net                                            77,564
     Prepaid expenses                                                    78,805
                                                                    -----------
         Total current assets                                           205,500

Property and equipment, net                                             281,005
                                                                    -----------

Other assets
     Financing costs, net                                                82,062
     Deposits                                                            33,974
     Organization costs, net                                                231
     Deferred offering costs                                            926,926
                                                                    -----------
                                                                      1,043,193
                                                                    -----------

                                                                    $ 1,529,698
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilites:
     Obligation under capital leases                                $    85,806
     Accounts payable and accrued expenses                              498,432
     Customer deposits                                                   73,500
     Stockholder notes payable, net                                     667,375
                                                                    -----------
         Total current liabilities                                    1,325,113
                                                                    -----------

Long term liabilites:
     Obligation under capital leases,
        net of current portion                                           14,964
                                                                    -----------

Commitments

Redeemable Equity                                                       453,825
                                                                    -----------

Stockholders' equity:
     Preferred stock, Par Value $.0001 Per Share;
        Authorized 5,000,000 Shares; Issued -0- Shares:                       0
     Common stock, Par Value $.0001 Per Share;
       Authorized 20,000,000 Shares; Issued 1,929,225:                      193
     Paid in capital                                                  3,481,123
     Accumulated deficit                                             (3,745,520)
                                                                    -----------
                                                                       (264,204)
                                                                    -----------

                                                                    $ 1,529,698
                                                                    ===========





   The accompanying notes are an integral part of these financial statements.

                     VISUAL DATA CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Nine months ended            Three months ended
                               ----------------------------  ----------------------------
                               June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                               -------------  -------------  -------------  -------------
Revenue                         $   184,407    $     9,444    $    44,704    $     2,638
                                -----------    -----------    -----------    -----------

Selling, General and
     Administrative Expenses
     Compensation and
        Related Costs               546,154        526,551        174,605        157,168
     Production                      63,470         83,742         25,784         33,990
     Occupancy                       35,814         36,241         12,308         13,116
     Professional fees              150,491        107,214         76,749         45,321
     Interest                       181,527         18,012        128,261          6,851
     Other                          372,446        325,703        146,508        177,597
                                -----------    -----------    -----------    -----------
                                  1,349,902      1,097,463        564,215        434,043
                                -----------    -----------    -----------    -----------

     Loss before other income    (1,165,495)    (1,088,019)      (519,511)      (431,405)

Other Income
     Interest                         1,002            459              0              0
                                -----------    -----------    -----------    -----------

     Net loss                   $(1,164,493)   $(1,087,560)   $  (519,511)   $  (431,405)
                                ===========    ===========    ===========    ===========

     Weighted Average Shares      1,910,166      1,467,774      1,910,166      1,467,774
                                ===========    ===========    ===========    ===========

     (Loss) Per Share           ($     0.61)   ($     0.74)   ($     0.27)   ($     0.29)
                                ===========    ===========    ===========    ===========























   The accompanying notes are an integral part of these financial statements.

                     VISUAL DATA CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                         Nine Months Ended
                                                   ----------------------------
                                                   June 30, 1997  June 30, 1996
                                                   -------------  -------------
Cash flows used in operating activities              $(666,821)     $(644,645)

Cash flows used in investing activities                (22,209)       (62,115)

Cash flows provided by financing activities            579,784        458,082
                                                     ---------      ---------

Net decrease in cash                                  (109,246)      (248,678)

Cash:
     Beginning of period                               158,377        249,678
                                                     ---------      ---------

     End of period                                   $  49,131      $   1,000
                                                     =========      =========






































   The accompanying notes are an integral part of these financial statements.

                     VISUAL DATA CORPORATION AND SUBSIDIARY
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Visual Data Corporation ("VDC") and HotelView Corporation ("HVC"), collectively known as the "Company", were incorporated on May 17, 1993 and September 15, 1993, respectively.

VDC was a development stage company as all its efforts had been toward establishing a new business. Planned principal operations have commenced and it exited the development stage during September, 1996. The Company specializes in the production and marketing/distribution of video information libraries intended for use by the general public through the Internet and interactive television as well as other media primarily in the United States. These libraries will contain short concise vignettes on various topics such as travel, medicine, cooking and fitness. HVC has developed a hotel information database and is marketing a laser disc library to travel agents.


Interim Financial Data
----------------------

The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements of the Company as of September 30, 1996 should be read in conjunction with these statements. The financial information included herein has not been audited. However, in the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiary as of June 30, 1997, and the results of their operations for the nine months and the three months ended June 30, 1996 and 1997 and cash flows for the nine months ended June 30, 1996 and 1997. The results of operations and cash flows for the periods are not necessarily indicative of the results of operations or cash flows for a full year.

Stock Based Compensation
------------------------

As permitted under SFAS123 Accounting for Stock Based Compensation, the Company has elected not to adopt the fair value based method of accounting for its stock based compensation plan but will continue to account for such compensation using the intrinsic value method under the provisions of APB opinion 25.

                    VISUAL DATA CORPORATION AND SUBSIDIARY
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2:  NOTES PAYABLE - SHAREHOLDERS

Certain stockholders made loans to the Company for working capital purposes. These loans bear interest at 10% per annum and are to be repaid the earlier of one month following the effective date of the Form SB-2 registration or 12 months from the date of the notes. These shareholders also received 106,250 shares of common stock valued by management at $4.27 per share, reflecting amounts ascribed to shares issued for services during the nine months ended June 30, 1997. The notes have been recorded at a discount of $453,825 reflecting this average per share price. This discount is being amortized by the straight-line method over a twelve month period, amortization amounted to $131,275 during the nine months ended June 30, 1997 (Note 9).

The Company received an extension of time in which to repay $15,000 of shareholder loans and interest that was in default. This extension deferred the payments until the completion of the public offering of the Company's stock.


NOTE 3:  CONVERSION OF SECURITIES

During the nine months ended June 30, 1997 all of the Company's Series A preferred stock and Series B preferred stock were converted into 374,333 shares of common stock. Options for 2,678 shares were exercised for $3,750. Warrants for 59,687 shares were exercised for $86,690. Additionally, the noteholders elected to convert the convertible notes into 212,500 shares of common stock.


NOTE 4:  COMMON STOCK

During the nine months ended June 30, 1997, the Company issued common stock for services valued at $4.27 based upon agreed-upon contract amounts.

The Company, at June 30, 1997 has reserved 393,645 shares of common stock for issuance relating to unexpired options and warrants.


NOTE 5:  CONTINGENT SERVICE FEES

In the normal course of business, the Company enters into contracts with hotels that provide for the payment of service fees directly related to the amount received by the Hotel from bookings made by the HVC travel agents network for room revenue. The Company is unable to predict the timing or probability of collection of these service fees.

                    VISUAL DATA CORPORATION AND SUBSIDIARY
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6:  NEW ACCOUNTING STANDARDS

In March 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued. SFAS No. 128 requires that public companies present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS. Basic EPS is computed by dividing income available to stockholders by the weighted average number of common shares (computed without considering common stock equivalents) during the period. Diluted EPS is measured similar to basic EPS but takes into consideration dilutive potential common shares.

SFAS 128 becomes effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not been determined.

NOTE 7:  STOCK OPTION PLAN

In February, 1997, the stockholders approved the adoption of the 1996 stock option plan.

NOTE 8:  REDEEMABLE EQUITY

The Company issued 106,250 shares of common stock as part of certain loans made to the Company by stockholders immediately prior to and subsequent to the date of filing a registration statement. The Company has been advised that the issuance of these shares may be integrated with the offering under this prospectus since these shares were issued in connection with a private placement that was conducted during the period while the Company was in registration. While the Company believes that it complied with the Federal securities laws and while each of the holders of these notes and shares has advised the Company that they will waive all right of rescission, such holders therefore can require the Company to rescind the transactions and redeem these shares as part of the repayment of the debt. The amounts ascribed to these shares out of the proceeds of the loans aggregating $453,825 has been reflected in the accompanying balance sheet as redeemable equity.

NOTE 9:  SUBSEQUENT EVENT

In August, 1997 the Company completed an underwritten initial public offering of 1,000,000 shares of common stock and 1,000,000 warrants for the purchase of 1,000,000 shares of common stock at a public offering price of $6.00 per share and $.10 per warrant (the Offering). The net proceeds of the offering of approximately $4,800,000 is to be used to replenish working capital, repay debt, acquire equipment, expand facilities, marketing and advertising.

                     VISUAL DATA CORPORATION AND SUBSIDIARY
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 9:  SUBSEQUENT EVENT (Continued)

In addition to the issuance and sale of 1,000,000 shares of common stock, pursuant to an over allotment option which was granted to the underwriters, up to 150,000 additional shares may be purchased from certain officers and directors and sold by the underwriters.

In connection with the offering, the Company granted to the underwriters, for nominal consideration, rights to purchase from the Company up to 200,000 shares of common stock. They are initially exercisable at a price of 140% of the initial public offering price per share of common stock (or the exercise price per share for the warrants) for a period of four years commencing one year from the effective date of the registration statement and are restricted from sale, transfer and assignment for a specified period.

The following pro-forma condensed balance sheet as of June 30, 1997 has been adjusted to reflect the following activity in conjunction with the closing of the Company's initial public offering on August 4, 1997: the sale of 1,000,000 shares of common stock and 1,000,000 warrants; payment of accounting and legal fees associated with the offering; prepayment of a financial management fee; repayment of shareholder notes and associated accrued interest; and the adjustment for deferred offering costs.

                     PRO FORMA CONSOLIDATED BALANCE SHEET

                                    ASSETS


CURRENT ASSETS                                                      $ 4,276,114

OTHER ASSETS                                                            315,210
                                                                    -----------

                                                                    $ 4,591,324
                                                                    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                 $   472,760

LONG-TERM LIABILITIES                                                    14,964

STOCKHOLDERS' EQUITY                                                  4,103,600
                                                                    -----------

                                                                    $ 4,591,324
                                                                    ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


PLAN OF OPERATIONS

The Company exited the development stage during the fourth quarter of fiscal 1996. During its development stage, the Company produced and edited the vignettes which presently comprise the HotelView(R) Library which is currently installed in approximately 200 travel agencies in the United States.
Implementation of the Company's plan of operation will be funded by the Company's receipt of the net proceeds of approximately $4.8 million from its initial public offering which closed August 4, 1997. Management of the Company estimates such proceeds will satisfy the Company's cash requirements for approximately 24 months following the closing of the offering.

The Company's current plan of operation includes continuing to expand its base of travel agencies equipped with the HotelView(R) Library as well as to establish the distribution of the HotelView(R) Library over the Internet. The Company intends to continue the development of additional content and the intended purchase of the requisite hardware and software to link the Company to the Internet and provide links to other websites. Management presently anticipates the Company's Internet links will be operational during the first quarter of fiscal 1998.

The Company further intends to complete the development of certain additional content libraries for travel related topics as well as other topics of general consumer interest. During the 12 month period following the date of the initial public offering, management intends to expand the HotelView(R) Library as well as complete initial volumes of the ConventionView(TM), CondoView(TM), AttractionView(TM) and CareView(TM) libraries. Based upon other opportunities which may present themselves to the Company, the Company may seek acquisitions of additional content or technology to facilitate the expansion of the Company's operations. While none of these additional libraries will be dependent upon the technological architecture of the service (Internet, On-line service or ITV) which will deliver the content to the consumer, the usage will be dependent upon the availability to the consumer of high-speed data transmission capability such as digital satellite technology and cable modems. In conjunction with the sale of cable modems by cable companies such as Time Warner Cable, Cox Cable Communications, Continental Cablevision, Comcast Corp. and TeleCommunications Inc. which began in late 1996, management of the Company anticipates access to the Internet will be made increasing more available through cable companies via such cable modems during the balance of calendar 1997. Any delay, however, in such availability may delay the Company's broad introduction of additional libraries.

In conjunction with the Company's intended 12 month plan of operation to expand its libraries, the Company intends to complete the acquisition of certain software products from Digital Criteria Search Technologies, Inc. during the first fiscal quarter of 1998. The software products being acquired will form the basis for the Company's TalentView(TM) Library.

As of June 30, 1997, the Company had incurred operating losses of $3,745,520 since inception. Revenues of $184,407 for the nine months ended June 30, 1997 were recognized based on the redemption of room credit balances due to bookings made by the HotelView travel agent network and tape sales to the hotels. Interest expense for the nine months ended June 30, 1997 increased tenfold over the prior period primarily due to the non-cash amortization of discounts on certain notes payable in the amount of $131,275. Deposits collected through June 30, 1997 will be recognized as revenue by the Company in fiscal 1998 as it fulfills certain obligations; i.e., to install the videos into the travel agencies or make them available via the Internet. Currently the Company offers hotels and resorts the option of either paying the contract in full in cash at the time of execution or paying a cash deposit, with the balance of the contract amount due under a performance-based arrangement. Because there is no time limitation on when or if the balance of the fees will become billable, the Company cannot predict when these funds will be available. Although management believes it will continue to bill and collect amounts due under this performance-based arrangement during the balance of the current fiscal year, any long term delay in or inability to bill these amounts may have an adverse affect on the Company. Hotel contract renewals are being billed on a cash basis.

The Company has budgeted additional dollars to be spent on advertising the HotelView(R) Library to the trade (including hotel chains, travel agencies and travel industry associations) as well as to consumers to expand product awareness.

The Company intends to increase the number of hotels participating in its library through joint ventures and alliances with travel service companies having the ability to penetrate the corporate hotel chain and management company markets. On January 14, 1997, the Company entered into a written agreement with Pegasus Systems, Inc., wherein Pegasus, which provides transaction processing services between travel agents, airline reservation systems and to hotels, resorts and hotel chains, has agreed to use its reasonable efforts to market, endorse and promote the Library to each of its hotel clients and to obtain executed agreements from hotels for inclusion in the Library. Discussions with several other companies are expected to result in marketing and sales agreements during fiscal 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

From inception (May 17, 1993) through June 30, 1997, the Company's capital has been provided by the sale of stock, debentures, convertible debt, the exercise of warrants and shareholder loans. These funds have been used for production, compensation, acquisition of equipment and general operations of the Company during its development stage. Accordingly, the Company's cash and equivalents decreased primarily as a result of implementing the Company's sales and marketing strategy, as well as continued development of the Company's travel agent network and product development.

Based on the level of success of its HotelView(R) Library and expected introduction of additional libraries that the Company believes can be used in conjunction with most forms of media now conceived or developed in the future, the Company anticipates the acquisition of additional capital equipment including editing facilities, travel agent equipment and an Internet file server with significant capacity and memory to store video files. Additionally, the Company anticipates moving its principal offices to larger facilities by September 1997 and increasing the number of its employees, as required. The Company currently leases its facilities on a month to month basis.

The Company expects to expand its video production capability by adding additional editing suites as demand for the Company's products increases. A portion of the use of proceeds from the initial public offering will be used by the Company for down payments on additional editing suites as well as the initial costs of staff for the editing suites. Should the demand for the Company's products continue to increase, of which there are no assurances, the Company has the option of adding a second shift of editing suite personnel thereby increasing its post-production capacity without additional capital expenditures.

During December 1996 through June 1997, the Company raised an additional $975,000 through private placements. These proceeds were used to finance operations, further market the HotelView(R) Library and repay shareholder loans of $35,000 and payables incurred in the ordinary course of business. It is expected that these funds will provide sufficient working capital through the effective date of the initial public offering, at which time both the results of operations, as well as the proceeds from the offering should be sufficient to maintain the business for the 24 month period following the effective date of the initial public offering.

In August, 1997 the Company completed an underwritten initial public offering of 1,000,000 shares of common stock and 1,000,000 warrants for the purchase of 1,000,000 shares of common stock at a public offering price of $6.00 per share and $.10 per warrant (the Offering). The net proceeds of the offering of approximately $4,800,000 is to be used to replenish working capital, repay debt, acquire equipment, expand facilities, marketing and advertising.

                           Part II - Other Information
                           ---------------------------


Items 1 through 5 are not applicable.



Item 6. Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K by Visual Data Corporation during the quarter ended June 30, 1997.






                                   SIGNATURE
                                   ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and as the chief financial officer of the Registrant.

                                          VISUAL DATA CORPORATION
                                                (Registrant)



Date:  September 12, 1997             By:   /s/ Randy S. Selman
                                      ------------------------------------------
                                      Randy S. Selman
                                      President, Chief Executive Officer and
                                      Acting Chief Financial Officer











12