Form 10KSB40
period 1997-09-30
VISUAL DATA CORP
filed 1998-01-15
CIK 919130

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                      ---------    ------------

       Commission file number 000-22849


                             Visual Data Corporation
                       -----------------------------------
                 (Name of small business issuer in its charter)


                                     Florida
                       -----------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   65-0420146
                      -------------------------------------
                      (I.R.S. Employer Identification No.)


                   1291 SW 29 Avenue, Pompano Beach, FL 33069
                  ---------------------------------------------
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number   954-917-6655

         Securities registered under Section 12(b) of the Exchange Act:
                                      none
                        ---------------------------------
                              (Title of each class)

                    Name of each exchange on which registered
                                 not applicable
                        ---------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                        ---------------------------------

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. $ 193,038 for the 12 months ended September 30, 1997.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the average price for which the Company's common stock was sold on January 12, 1998 is approximately $5,008,282.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 31, 1997, 3,082,150 shares of Common Stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):

         Yes              No   X
            ---              -----

                                     PART I

Item 1.           Description of Business

General

Visual Data Corporation, a Florida corporation (the "Company") was formed in May 1993 with the goal of becoming the predominant digital multi-media content provider in the advertising industry. In August 1997, one year after exiting from its development stage activities, the Company completed its initial public offering. As used herein, the Company includes HotelView Corporation, a Florida corporation ("HVC") incorporated in September 1993, CareView Corporation, a Florida corporation ("CareView") incorporated in August 1997 and CondoView Corporation, a Florida corporation ("CondoView") incorporated in January 1998, all of which are wholly-owned subsidiaries of the Company.

The Company develops digital multi-media libraries of interactive visual information which can be marketed and distributed through a variety of media, including the Internet, other On-line services, laser disc, DVD and, eventually, Interactive Television ("ITV"). Much like a magazine selling advertising space, the Company generates revenues through fees paid by companies which advertise and showcase their products in one of the Company's innovative multi-media libraries, each of which are targeted to a specific industry, such as travel, health care and interval ownership. Each of the libraries, or "Views," are essentially marketing companies designed to distribute advertising over new, non-traditional media, supplementing traditional advertising mediums such as print, television and radio. Unlike traditional advertising which is essentially passive, the use of non-traditional media should, in management's opinion, allow the Company's messages to have greater impact and higher recall because of the active interface between the advertiser and the consumer and the proactive nature of the medium. The ability of the product to be revisited at the consumer's discretion, combined with the detail of the message provided by the video, will also permit a more aggressive promotion by the advertiser (the Company's client) by allowing the client the opportunity to supplement their traditional advertising, broaden reach and frequency, and, hopefully, improve market position.

As discussed above, the Company's libraries will be offered to the general public through various media. The Company's first library, HotelView(R), is a visual library of hotels and resorts, including nearby services and attractions which was initially available through a travel agency distribution channel developed by the Company and since November 1997 on the Internet at the Company's web site www.hotelview.com. Additional libraries which possess certain synergies to HotelView(R), including CruiseView(TM), AdventureView(TM) and ConventionView(TM) will be offered through the travel agency distribution channel and the Internet as these libraries are developed. The Company currently has 11 additional libraries in various stages of development, including CareView(TM) and CondoView(TM) which the Company expects to debut in fiscal 1998. Management of the Company currently anticipates that many of the Company's other libraries, such as MedicalView(TM),

CampusView, Health and FitnessView(TM) and ProductView(TM), will be fully developed and launched as soon as high speed data transmission capability, such as cable modems, is widely available. The Company owns, or in the case of libraries under development will own, all of the content included in its libraries.

Consumers today are accustomed to television, a visual medium of full-motion, full-color video that is sound enhanced and readily available to every consumer's home or business. On-line computer users are accustomed to TV-like monitors and displays providing access to graphics and text databases on every topic imaginable through service providers that make connections to these databases affordable and easy. Computers outsold television sets in 1995 for the first time in history. The combination of accessible, indexed, on-line information in full-motion, full-color video forms the basis and the requirement for multi-media Internet capability or ITV. Beginning in 1997, certain technological advancements, including cable modems, digital satellite and high speed wireless modems, began to become available to consumers. These advancements will enable suppliers and users of the Internet to access multi-media information efficiently. Management of the Company believes content such as that offered by the Company will become increasingly more in demand to fill voids created by the expanded capacity these new technologies provide.

In the opinion of management, the current demographics of the Internet consumer offers the Company a very favorable platform for using the Company's products and services to advertise and promote client products and services. For instance, according to Nielsen Media and the U.S. Census Bureau, it is currently estimated there are 50,000,000 Internet users worldwide, of which 30,000,000 are in the United States. The total number of worldwide users is expected to reach 200,000,000 by the end of 1998. Current statistics reflect that total Internet advertising revenues in 1996 were approximately $267 million, with only 38% of those advertising dollars spent on computer products. By the year 2000, it is estimated that 41% of Internet commerce will be travel related, one reason the Company chose HotelView(R) as its first library. Of the people on-line, the average annual income is $72,000 (compared to $32,000 nationwide), 25% generate income of at least $80,000 annually and 50% are professional or managerial. Further, there has been a notable increase in on-line purchasing, having increased from 19% in 1995 to 27% in 1997. A survey by the Emerging Technologies Research Group revealed that 39% of users who have made purchases on-line reviewed on-line advertising prior to purchasing.

The HotelView(R)  Library

The HotelView(R) Library, which contains short, concise visual brochures ("vignettes") depicting the specific characteristics and amenities of hotels and resorts in full-motion video, is being marketed to hotels and resorts that pay an annual subscription fee to be included in the library. The HotelView(R) Library on the Internet and in the travel agency network developed by the Company currently includes 81 hotels and resorts across the United States, the Caribbean and Europe. These include such well-know properties as the Arizona Biltmore, Fountainbleau Hilton Resort & Towers, The Mirage, Treasure Island at the Mirage, New York Hilton & Towers, The Hyatt Key West

Boutique Resort & Marina, Turnberry Isle Resort & Club, The Ritz-Carlton Laguna Niguel, Elbow Beach Bermuda, Pier House Resort & Caribbean Spa, Schlosshotel Vier Jahreszeiten - Berlin and the Boca Raton Resort & Club.

All facilities included in the Hotel View(R) Library are videotaped in a uniform manner following a format developed by the Company in order to maintain consistency and quality. Hotel and resort management are not involved in the development or content of the vignette except to verify accuracy, thereby permitting the Hotel View(R) Library to be fair and consistent in its presentation. Professionally videotaped with a voice narrative, the vignette shows the features of the hotel, including rooms, conference facilities, lobby, pool, restaurants, grounds, sports facilities, and spas. Information concerning the location of the property relative to area attractions and airport facilities is also provided.

The HotelView(R) Library is marketed to hotels and resorts and serves travel agencies, travel sites on the Internet and, ultimately, potential travelers. By inclusion in the HotelView(R) Library, a hotel reaches thousands of travel agents and potential guests through a convenient, low cost, and effective method. The Company's HotelView(R) Library was initially distributed on laser discs to its travel agency network. Following the closing of the Company's initial public offering, the HotelView(R) Library is now also available in full-motion video on the Internet at the Company's HotelView(R) website, www.hotelview.com. As high speed access, such as cable modems and digital satellite technology, becomes more readily available, the Company plans to distribute its client vignettes through its single video storage location (file server) which will be connected to the Internet and linked to all major travel related websites. In this arrangement, Internet users visiting a travel website, such as TravelWeb(TM) (www.travelweb.com) can make airline reservations, select a hotel, see the HotelView(R) video and book the hotel without leaving the travel services' website.

Additional Libraries Under Development

Management of the Company believes that as a result of the rapid development of high speed data transmission capability (such as cable modems) as well as new high speed file transfer technology which permits consumers to view on-line information in full-motion, full-color video, an increasing demand for high quality video content will continue to grow. To fill this perceived demand for additional information, the Company is developing the infrastructure to add additional libraries to present the advertising for a broader range of travel related products and services as well as libraries of products and services for other non-travel industries, such as health, education, and durable and non-durable goods. While the Company anticipates most of these future libraries will be available over the Internet, some, such as CareView(TM) may be better suited to distribution through non-public, member only electronic data delivery meda much the same as the travel agency distribution channel in use by HotelView(R). Accordingly, like HotelView(R), these additional libraries will not be collectively dependent on the technological architecture of a single media service (Internet, On-line service, ITV, Intranet, DVD, etc) but will be developed in order to take advantage of the medium or media that maximize the delivery of the message to the targeted audience.

                                    3                               3

The following are examples of the libraries already in concept and/or final development stages by the Company.

* CareView(TM)--A library of nursing homes, adult care centers and rehabilitation facilities.

* CondoView(TM)--A collection of time share residences in connection with other marketing partners in the interval ownership business.

* CruiseView(TM)--A visual database of top cruise ships and port-of-call facilities.

* AttractionView(TM)--A visual database of attractions and services located at destinations where the Company has hotel properties included in the HotelView(R) Library. It is anticipated the Company will also earn additional revenues through prospects viewing the featured attractions which are presented via the Company's media distribution channels.

* AdventureView(TM)--A collection of advertisements of exotic and exciting client-managed vacations. Vignettes of unusual activities ranging from rafting trips, safaris, mountain climbing, diving expeditions and even hiking through the Amazon.

* CampView(TM)--A collection of video tours of seasonal camps, sports camps and other types of campgrounds for children and adults.

* ConventionView(TM)--A visual library of convention centers and meeting facilities.

*        CampusView--A visual database of American colleges and universities.
         Concise vignettes include tours of the school's facilities, special program descriptions, and campus social life.

* Health & FitnessView(TM)--A collection of specific exercise videos. The viewer can customize a workout by watching and selecting only the exercise segments they need.

* MedicalView(TM)--Medical treatments are presented in-depth, in easy-to-understand, comforting terms by the physician advertising his or her speciality.

* ProductView(TM)--A collection of advertisements of consumer products presented in a format enabling consumers to review each item's features and capabilities in more depth than available via traditional media. Selected manufacturer's entire lines, in every model and color, will be shown. Full-motion instructional information can be included on products requiring assembly.

Based upon other opportunities which may present themselves to the Company, the Company may seek acquisitions of additional content or technology to facilitate the expansion of the Company's operations. In conjunction therewith, the Company is presently negotiating the terms and conditions which will permit it to acquire all rights and interests in four software products from Digital Criteria Search Technologies, Inc., together with certain computer hardware and software related thereto, as well as exclusive worldwide marketing rights for a multi-media dating service and a multi-media job opportunity library to be available on the Internet. The Company has not executed a definitive agreement for this acquisition and there are no assurances the negotiations will result in terms and conditions which will permit the Company to consummate this transaction.

Videotaping and Production

The Company's libraries are edited and produced in house. The on-site filming of a property is handled by an international network of independent professional camera crews in 40 states as well as Europe and Asia, cultivated over 13 years by the Company's co-founder, Alan Saperstein, who was Executive Director/Entertainment Division of NFL Films where he was responsible for supervision of all projects, budgets, screens and staffing. See " Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act." These crews have been trained by the Company to tape properties in an efficient and low cost manner. Once a site is filmed, the Company's in-house production staff has been trained to create vignettes from these tapes which conform in content, quality and duration.

The Company uses Media 100, a state-of-the-art non-linear video editing system, as well as a digital sound editing system fully operational in its facility. During the past few years, the advanced technology available through the use of digital editing systems, such as the Company's, have significantly reduced both the cost of the equipment as well as the post-production costs associated with creating full-motion videos such as those which form the basis of the Company's libraries. According to literature provided by Media 100 Inc. (Nasdaq: MDEA), systems similar to those used by the Company are operated by nearly 10,000 users worldwide, including a wide variety of companies such as Microsoft, Apple Computers, Hanna Barbera, BBC, CBS, CNN, MTV, TCI Cable, Time Warner Cable, Smithsonian Institution, DuPont, General Motors, Sega Enterprises, Warren Miller Entertainment, the Central Intelligence Agency and the Los Alamos National Lab. Editing equipment once costing close to $1 million per editing suite is being replaced by digital editing systems such as those in use by the Company for less than $200,000. According to management and based upon their previous experience, the sophistication of the digital technology is reducing the post-production time for similar type videos from as much as four days to as little as four hours.

Acquisition of Internet Service Provider (ISP)

In November 1997 the Company acquired certain assets of Armigeron Information Services, Inc. ("Armigeron"), including web servers with supporting network infrastructure, and context sensitive web technology which allows for highly complex interactive web site development. The purchase of the technology and equipment enables the Company to operate its own proprietary Internet web sites for use in distributing its full-motion videos via the Internet. The Company also acquired

Armigeron's Internet service business which included 31 clients for whom Armigeron acted as a web site host, generating annual revenues of approximately $100,000. In conjunction with the asset purchase, the Company and the principals of Armigeron entered into a software development agreement for the development of software which will allow the Company's full-motion video libraries to be accessed and viewed on the Internet and provide for interactive links with other related web sites that will offer access to and from the Company's sites as well as various levels of access to the Company's video libraries for strategic partners and clients. As a result of this agreement, since November 1997 end users and end user suppliers (i.e., travel agents) have been able to access the Company's HotelView(R) web site, www.hotelview.com, and benefit from the depth of information presented in the full-motion video advertisement of the participating hotels and resorts.

Strategic Alliances and General Marketing Strategies

Strategic Alliances

One of the Company's marketing strategies is to consider strategic alliances with entities or groups which can assist the Company in its effort to develop client contacts and media mechanisms for delivery of client messages to targeted consumer markets. In this regard, the Company has already successfully established relationships with prominent companies in the travel industry to assist the Company in the marketing and distribution of the Hotel View(R) Library to clients and end users.

The Company has entered into a two year agreement (the "Pegasus Agreement") with Pegasus Systems, Inc. ("Pegasus") whereby Pegasus has agreed to use its reasonable efforts to market, endorse and promote the Hotel View(R) Library to each of its hotel clients and to obtain executed agreements from hotels for inclusion in the Hotel View(R) Library. Pegasus has further agreed to link and supply data for the all hotels within the HotelView(R) Library, thus enabling the visitors to the Travelweb website (www.travelweb.com) to view HotelView video vignettes . Pegasus will receive a commission of 20% on sales made for initial contracts and 10% for renewals of contracts obtained by its efforts. The Pegasus Agreement also gives Pegasus an option to purchase up to 331/3% of the outstanding capital stock of HVC (currently a wholly-owned subsidiary of the Company) based upon the number of contracts between Pegasus member-based hotels and the Company. Specifically: at such time as the Company has entered into at least 1,000 initial contracts with Pegasus member hotels, Pegasus has the option to purchase up to 5% of HVC for $500,000 in cash; at such time as the Company has entered into at least an additional 1,500 initial contracts with Pegasus member hotels (for a total of 2,500 initial contracts) Pegasus has the option to purchase up to an additional 10% of HVC for $1 million in cash; at such time as the Company has entered into at least an additional 2,500 initial contracts with Pegasus member hotels (for a total of 5,000 initial contracts), Pegasus has the option to purchase up to an additional 10% of the Company for $1 million in cash; and, finally, at such time as the Company has entered into at least an additional 5,000 initial contracts with Pegasus member hotels (for a total of 10,000 initial contracts), then Pegasus has the option to purchase up to an additional 8.3% of the Company for $833,333 in cash. Assuming all performance levels were met by Pegasus, it would have the option to acquire 331/3% of HVC for a total cash payment of $3,333,333.

Marketing

The Company continues to target and establish relationships with major hotel chains, travel agencies, travel associations and travel bureaus throughout the United States, Canada, Europe and the Caribbean. While the Company has established relationships with a number of the larger hotel chains such as Hilton, Hyatt and SuperClubs, the Company is also focusing on lesser-known, but high quality hotels and resorts who may not have the name recognition of the larger chains and, thus, are often overlooked by travelers and travel professionals. The immediate focus will be on three to five star hotels in the top 25 leisure destinations to initiate market combination and control market share of the video component on the Internet in these key global markets. HVC is also in current negotiations with several of the largest and most well-known reservation and representation companies in the industry to expedite the solicitation process. There can be no assurances, however, that such negotiations will lead to contracts or agreements. On the agency distribution side, the Company has already established relationships with agencies that are part of a number of the major consortiums, including American Express(R), VTS(R) and Carlson(R), and will continue to focus and expand this "pull" side of the business.

The Company has created a promotional video that demonstrates the operation of the Hotel View(R) system. The video contains examples of hotel vignettes and shows the benefits of the system to the traveler, travel agent and hotel and resort operators. The video, along with various brochures, has been sent to the targeted travel agencies representing a significant portion of the leisure travel business. The Company has installed over 200 systems in travel agencies nationwide to promote the program and test its operation.

To date, signed contracts with hotels for inclusion in the Hotel View(R) Library have primarily resulted from the Company's direct sales group. Regional sales representatives have canvassed primary U.S., Caribbean, and European leisure destinations for the initial library. The Company has developed brochures, marketing collaterals and demo videos to support the sales efforts.

The Company presently intends to utilize the HotelView(R) strategy in rolling out various products and services in other vertical markets, i.e., the Company will own the content and utilize a variety of media to distribute the information to the targeted consumer market. The additional libraries will also benefit from strategic alliances the Company will seek to form with partners in these markets.

Competition

The Company is engaged in the business of presenting information (i.e., conveying messages) in a consolidated and organized fashion over non-traditional media. As such, the Company must first educate clients and consumers that a need exists, then educate them that the Company's products satisfy the need. As such, the Company may compete directly or indirectly with many companies, a number of which are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. However, the Company believes, but there can be no assurances that, there are no competitors who have or are developing products using the same strategic plan as the Company's, although many of the elements of the Company's products may exist in different formats. Although clients may undertake the production of a video advertisement of their product as a marketing tool, the Company knows of no other company that is assembling and distributing a library similar to the Company's Hotel View(R) Library.

Employees

The Company currently has 14 full-time employees and 2 part-time employee, of which three are in executive management. The Company believes its employee relations are good.

Item 2.           Description of Property

In September 1997 following its initial public offering, the Company purchased from an unaffiliated third party a 25,000 square foot facility in Pompano Beach, Florida which now serves as the Company's corporate headquarters and houses all of its production, marketing and distribution activities. The aggregate purchase price paid for the facility was $1,475,000, comprised of $475,000 in cash and an 18 month first mortgage in the principal amount of $1,000,000, bearing interest at the rate of 8.75% per annum, with 15 year amortization. At maturity on March 31, 1999, the amount due under the mortgage, which is held by an unaffiliated financial institution, will be approximately $963,000. See Item 13(a), Exhibit 10(ii) hereto.

Item 3.           Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

None.
                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

On July 30, 1997 the Company's Common Stock and Warrants began trading on The Nasdaq SmallCap Market(TM) ("Nasdaq") under the symbols VDAT and VDATW, respectively. Prior to such date, there had been no market for the Company's Common Stock. The following table sets forth the high and low closing or sale prices of the Company's Common Stock for each quarter since the stock began trading on July 30, 1997, and for the interim period from October 1, 1997 through December 31, 1997. The following quotations are over-the-market quotations and, accordingly, reflect inter-
dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
                                                           Closing Price
                                                        -------------------
                                                        High             Low
                                                        ----             ---
July 30, 1997 through September 30, 1997                $6.00            $5.50
October 1, 1997 through December 31, 1997               $5.63            $2.38

On January 12, 1998, the closing bid price for the Common Stock was $2.25. As of December 31, 1997 the approximate number of record holders of the Company's Common Stock was 151. Management of the Company, however, believes there to be in excess of 800 beneficial holders of the Company's Common Stock.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock since its inception. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.           Management's Discussion and Analysis or Plan of Operation

The following discussion regarding the Company and its business and operations contains "forward- looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.


PLAN OF OPERATIONS

The Company exited the development stage during the fourth quarter of fiscal 1996. During its development stage, the Company produced the initial installment of vignettes included in the HotelView(R) Library. In November, 1997, Volume 2 of the HotelView(R) Library was distributed to the approximately 200 travel agencies nationwide which comprise the equipped HotelView travel agency network. Implementation of the Company's plan of operation is being funded by Company's receipt of the net proceeds of approximately $4.8 million from its initial public offering ("IPO") which closed August 4, 1997.

The Company's current plan of operation includes continuing to expand its base of travel agencies as well as to establish the distribution of the HotelView(R) Library over the Internet. The Company intends to continue the development of additional content and, during the first quarter of fiscal 1998, acquired the hardware and software necessary to link the Company to the Internet and provide links to other websites. This was made possible by the acquisition of certain assets of Armigeron Information Services, Inc. (see Description of Business - Acquisition of Internet Service Provider) as well as two software development agreements that were entered into by the Company; one with Advanced Media Developers, Inc. and one with Cyber Publishing, Inc. The HotelView website became operational in November, 1997 and management anticipates the Company's Internet links to other websites will become operational during the second quarter of fiscal 1998.

The Company further intends to complete the development of certain additional content libraries for travel related topics as well as other topics of general consumer interest. During the twelve month period following the date of the Company's IPO, management intends to expand the HotelView(R) Library as well as complete initial volumes of the CondoView(TM), AttractionView(TM) and CareView(TM) libraries. The Company, however, does not anticipate reporting significant revenues from any of these libraries during fiscal 1998.

Revenues of $193,038 were recognized during fiscal 1997 based on the redemption of room credit balances due to bookings made by the HotelView travel agency network and tape sales to hotels. Interest expense increased approximately $1,015,115 in fiscal 1997 versus 1996 primarily due to the non-cash amortization of discounts on certain notes payable. Selling, general and administrative expenses increased approximately 173% in fiscal 1997 versus 1996 and included $690,000 of deferred costs which were charged to expense during fiscal 1997. Both of these items are non-recurring and the Company does not anticipate significant interest expense during fiscal year 1998. Through December 1997, the Company offered hotels and resorts the option of either paying the contract in full in cash at the time of execution or paying a cash deposit, with the balance of the contract price due under a performance based arrangement. Because there is no time limitation when or if the balance of the fees will become billable, the Company cannot predict when these funds will be available. Although management believes it will continue to bill and collect amounts due under this performance based arrangement during fiscal 1998, any long term delay in or inability to collect these amounts may have an adverse effect on the Company. Hotel contract renewals are being billed on a cash basis and from January 1998 forward, the Company will charge hotels and resorts an annual fee, payable in cash, for their inclusion in the library as well as a charge per Internet site visit by potential hotel guests.

The Company has currently budgeted additional dollars to be spent on advertising the HotelView(R) Library to the trade (including hotel chains, travel agencies and travel industry associations) as well as to consumers to expand product awareness and will finalize development of its advertising campaign in the second quarter of fiscal 1998.

The Company will seek to increase the number of hotels participating in its library through joint ventures and alliances with travel service companies having the ability to penetrate the corporate hotel chain and management company markets. The immediate focus will be on highly regarded hotels in the top 25 leisure markets. On January 14,1997, the Company entered into a written agreement with Pegasus Systems, Inc., whereby Pegasus, which provides transaction processing services between travel agents, airline reservation systems and to hotels, resorts and hotel chains, has agreed to use its reasonable efforts to market, endorse and promote the HotelView(R) Library to each of its hotel clients and to obtain executed agreements from hotels for inclusion in the Library. Pegasus has further agreed to link and supply data for the hotels in the current HotelView(R) Library to their website, Travelweb, one of the world's premiere travel websites, thus enabling Travelweb visitors to view HotelView video vignettes. Discussions with several other companies are expected to, though there can be no assurance, result in marketing and sales agreements during fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $2,345,988 of working capital. From inception through September 30, 1997, the Company's capital has been provided by the sale of equity and debt instruments and shareholder loans. These funds have been used for production, compensation, acquisition of equipment and general operations of the Company during the development stage and the subsequent year. Since the closing of its IPO in August, 1997, the Company has spent approximately $1,040,000 on the repayment of debt and related interests, $550,000 towards the purchase of its new building and related improvements in Pompano Beach, Florida, and $160,000 on the acquisition of equipment and technology, including an Internet file server.

Based on the level of success of its HotelView(R) Library and expected introduction of additional libraries that the Company believes can be used in conjunction with most forms of media now conceived or developed in the future, the Company anticipates the acquisition of additional capital equipment including editing facilities and an additional

Internet file server with significant capacity and memory to store a larger library of video files. The Company has sufficient working capital to provide for such acquisitions.

The Company has sufficient working capital to fund its current plan of operations for the balance of fiscal 1998. In the event however, management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital . There are no assurances that such capital will be available to the Company on terms and conditions it finds acceptable.

Item 7.           Financial Statements

The Company's financial statements are contained in pages F-2 through F-18 as follows.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                      ---------
Reports of Independent Certified Public Accountants                    F - 2

Consolidated Balance Sheets as of September 30, 1997 and 1996          F - 4

Consolidated Statements of Operations
       for the Years Ended Septembe 30, 1997 and 1996                  F - 5

Consolidated Statements of Stockholders Equity
       for the Years Ended Septembe 30, 1997 and 1996                  F - 6

Consolidated Statements of Cash Flows
       for the Years Ended Septembe 30, 1997 and 1996                  F - 7

Notes to the Financial Statements                                      F - 9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Visual Data Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Visual Data Corporation and Subsidiaries as of September 30, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Data Corporation and Subsidiaries as of September 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
    December 10, 1997.

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
Visual Data Corporation and Subsidiary
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Visual Data Corporation and Subsidiary as of September 30, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visual Data Corporation and Subsidiary as of September 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


GOLDSTEIN LEWIN & CO.


Boca Raton, Florida
December 4, 1996

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,
                                                                           ---------------------------------
                             ASSETS                                           1997                   1996
                                                                           -----------           -----------
Current assets
  Cash and cash equivalents                                                $ 2,554,180           $   158,377
  Accounts receivable, net of allowance for
     doubtful accounts of $20,898 and $14,056 at                                62,695                42,168
            September 30, 1997 and 1996, respectively
  Prepaid expenses                                                              60,677                32,145
  Stockholder receivables                                                         --                  50,000
  Other receivables                                                             34,337                  --
                                                                           -----------           -----------
     Total current assets                                                    2,711,889               282,690
                                                                           -----------           -----------

Property, plant and equipment, net                                           1,861,191               272,393
                                                                           -----------           -----------

Other assets
  Financing costs, net of accumulated
     amortization of $51,000 at September 30, 1996                                --                 102,000
  Security deposits and other                                                   14,812                22,068
  Deferred offering costs                                                         --                 650,000
                                                                           -----------           -----------
       Total other assets                                                       14,812               774,068
                                                                           -----------           -----------

                  Total assets                                             $ 4,587,892           $ 1,329,151
                                                                           ===========           ===========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                    $   215,985           $   229,043
  Deferred revenue                                                              94,295                70,500
  Deferred rent                                                                   --                   1,772
  Loans payable - stockholders                                                    --                  50,000
  Current portion of obligations under capital leases                           21,856                50,293
  Current portion of mortgage note payable                                      33,765                  --
                                                                           -----------           -----------
     Total current liabilities                                                 365,901               401,608
                                                                           -----------           -----------

Convertible notes payable, net of discount                                        --                 680,000
Obligations under capital leases,
    net of current portion                                                       8,652                58,142
Mortgage note payable, net of current amount                                   966,235                  --
                                                                           -----------           -----------
                                                                               974,887               738,142
                                                                           -----------           -----------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, Par Value $.0001 Per Share;
     Authorized 5,000,000 Shares;
     Series A Convertible Preferred Stock, Designated 650,000 shares
     Issued and Outstanding 185,716 at September 30, 1996                         --                      19
     Series B Convertible Preferred Stock, Designated 1,000,00 shares
     Issued and Outstanding 113,750 at September 30, 1996                         --                      11
  Common Stock, Par Value $.0001 Per Share;
     Authorized 20,000,000 Shares; Issued and Outstanding
                3,037,971 and 1,166,275 shares at September 30, 1997               304                   117
                and 1996, respectively
  Additional Paid -  in capital                                              9,401,789             2,770,281
  Accumulated deficit                                                       (6,154,989)           (2,581,027)
                                                                           -----------           -----------
     Total stockholders' equity                                              3,247,104               189,401
                                                                           -----------           -----------

     Total liabilities and stockholders' equity                            $ 4,587,892           $ 1,329,151
                                                                           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                                      1997                    1996
                                                                  -----------             -----------

Revenue                                                           $   193,038             $   111,719
                                                                  -----------             -----------


Operating Costs
       Selling, general and administrative                          1,441,173                 527,692
       Compensation and related costs                                 789,165                 985,441
       Production                                                      83,357                 121,239
       Occupancy                                                       82,373                  43,875
       Professional fees                                              352,853                 298,815
                                                                  -----------             -----------
                                                                    2,748,921               1,977,062
                                                                  -----------             -----------

       Loss from operations                                        (2,555,883)             (1,865,343)
                                                                  -----------             -----------

Other Income (Expense)
       Interest income                                                 30,403                     753
       Interest expense                                            (1,042,227)                (27,112)
       Loss on write - off of property, plant and equipment            (6,255)                   --
                                                                  -----------             -----------
          Total other income (expense)                             (1,018,079)                (26,359)
                                                                  -----------             -----------

       Net loss                                                   $(3,573,962)             (1,891,702)
                                                                  ===========             ===========

       Weighted Average Shares of Common Stock Outstanding          2,509,249               1,405,228
                                                                  ===========             ===========

       Loss Per Share                                             $     (1.42)            $     (1.35)
                                                                  ===========             ===========




   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                  Series A                     Series B
                                                Preferred Stock              Preferred Stock             Common Stock
                                         -------------------------    ------------------------    -----------------------
                                            Shares         Amount       Shares         Amount        Shares      Amount
                                         -----------   -----------    ----------   -----------    ----------  -----------


Balance, September 30, 1995                  185,716        $ 19            --          $ --         873,306         $ 87
Issuance for services and incentives            --            --            --            --         224,219           23
Issuance of shares for cash                     --            --         113,750          11            --             --
Issuance of shares for cash                     --            --            --            --          15,625            2
Discount on convertible notes                   --            --            --            --          53,125            5
Compensation expense on stock
   option grants                                --            --            --            --            --             --
Net loss                                        --            --            --            --            --             --
                                         -----------   -----------   -----------   -----------   -----------  -----------
Balance, September 30, 1996                  185,716          19         113,750          11       1,166,275          117
Issuance of shares for
   services and incentives                      --            --            --            --          22,500            2
Issuance of shares for cash                     --            --            --            --       1,000,000          100
Conversion of Preferred Stock               (185,716)        (19)       (113,750)        (11)        374,329           37
Conversion of convertible notes                 --            --            --            --         212,500           21
Exercise of warrants                            --            --            --            --          59,688            6
Exercise of options                             --            --            --            --           2,679            1
Issuance of shares for interest expense         --            --            --            --         200,000           20
Issuance of publicly traded warrants            --            --            --            --            --             --
Net loss                                        --            --            --            --            --             --
                                         -----------   -----------   -----------   -----------   -----------  -----------

Balance September 30, 1997                      --          $ --            --          $ --       3,037,971         $304
                                         ===========   ===========   ===========   ===========   ===========  ===========



                                          Additional
                                           Paid in      Accumulated
                                           Capital        Deficit
                                         -----------    -----------


Balance, September 30, 1995              $   986,815   $  (689,325)
Issuance for services and incentives         724,240          --
Issuance of shares for cash                  454,989          --
Issuance of shares for cash                   49,998          --
Discount on convertible notes                169,995          --
Compensation expense on stock
   option grants                             384,244          --
Net loss                                        --      (1,891,702)
                                         -----------   -----------
Balance, September 30, 1996                2,770,281    (2,581,027)
Issuance of shares for
   services and incentives                   114,500          --
Issuance of shares for cash                4,759,571          --
Conversion of Preferred Stock                    (19)         --
Conversion of convertible notes              584,354          --
Exercise of warrants                          86,682          --
Exercise of options                            3,749          --
Issuance of shares for interest expense      969,521          --
Issuance of publicly traded warrants         113,150          --
Net loss                                        --      (3,573,962)
                                         -----------   -----------

Balance September 30, 1997               $ 9,401,789   $(6,154,989)
                                         ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                          1997               1996
                                                                     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $      (3,573,962)   $    (1,891,702)
       Adjustments to reconcile net loss to net
          cash used in operating activities
          Depreciation and amortization                                       64,378             84,809
          Write off of fixed assets                                            6,255            ---
          Provision for doubtful accounts                                     53,166            ---
          Write off of deferred offering costs                               650,000            ---
          Issuance of shares for:
             Interest expense                                                969,531            ---
             Services and incentives                                         114,500            458,507
          Changes in assets and liabilities:
             Accounts receivable                                             (73,693)           (42,168)
             Prepaid expenses                                                (28,532)           (23,308)
             Other receivables                                               (34,337)           ---
             Stockholder receivables                                          50,000            (50,000)
             Financing costs                                                 102,000            ---
             Accounts payable and accrued expenses                           (13,058)           171,673
             Deferred revenue                                                 23,795             63,500
             Deferred rent                                                    (1,772)            (3,038)
                                                                     ----------------   ----------------
                   Net cash used in operating activities                  (1,691,729)        (1,231,727)
                                                                     ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of land and building                                         (1,542,949)           ---
    Acquisition of property and equipment                                   (116,288)           (82,053)
    Increase (decrease) in deposits                                            7,062             (2,632)
                                                                     ----------------   ----------------
                   Net cash used in investing activities                 (1,652,175)           (84,685)
                                                                     ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from mortgage note payable                                    1,000,000            ---
    Payments on capital leases                                               (77,927)           (37,889)
    Issuance of convertible notes                                           ----                850,000
    Conversion of convertible notes                                          (95,622)           ---
    Financing costs                                                         ----               (153,000)
    Issuance of preferred stock                                             ----                455,000
    Issuance of common stock                                               4,759,671            ---
    Proceeds from sale of warrants                                           113,150            ---
    Proceeds from exercise of warrants & options                              90,435             61,000
    Proceeds from stockholder loans                                        1,000,000            100,000
    Payments on stockholder loans                                         (1,050,000)           (50,000)
                                                                     ----------------   ----------------
                   Net cash provided by financing activities               5,739,707          1,225,111
                                                                     ----------------   ----------------

                   Net increase (decrease) in cash
                   and cash equivalents                                    2,395,803            (91,301)
Cash and cash equivalents, beginning of year                                 158,377            249,678
                                                                     ----------------   ----------------
Cash and cash equivalents, end of year                             $       2,554,180  $         158,377
                                                                     ================   ================

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,
                                   (continued)

                                                                          1997               1996
                                                                     ----------------   ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash payments for interest                                     $          72,696   $         24,635
                                                                     ================   ================

SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:
    Issuance of common shares for:
       Subscription receivable                                     $         ---       $         50,000
       Services and incentives                                               114,500          1,108,507
                                                                     ----------------   ----------------
                                                                   $         114,500   $      1,158,507
                                                                     ================   ================

    Property and equipment financed by capital lease               $          45,813   $         30,068
                                                                     ================   ================

   The accompanying notes are an integral part of these financial statements

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation ("VDC" or the "Company") was incorporated on May 17, 1993, and in September 1996 commenced its principal operations.

The Company is in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and Interactive television ("ITV"). The information libraries contain short concise vignettes on various topics such as travel, medicine, nursing homes and timeshare properties. Through September 30, 1997, the Company has been engaged in the production and sale of video vignettes to hotels and their distribution via laser disc players installed in travel agencies throughout the United States.

On August 4, 1997, the Company closed an initial public offering of 1,000,000 shares of its common stock at $6.00 per share and 1,000,000 redeemable warrants at $.10 per warrant. In addition, the Company granted the underwriters the option to purchase up to 150,000 additional warrants to cover over-allotments. During September 1997, the underwriters exercised the over-allotment option and purchased an additional 150,000 warrants.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of VDC and its wholly-owned subsidiaries, HotelView Corporation ("HVC")and CareView Corporation ("CVC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Upon the completion and distribution of the video vignettes to the travel agents, the non-refundable deposit portion of the contract price is recognized as revenue. The remaining balance due under the terms of the contracts are earned and recorded as revenue as rooms are booked by the HVC travel agency network.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Property and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Amortization expense on assets acquired under capital leases is included with depreciation expense.

Deferred Offering Costs

Prior to September 30, 1996 the Company had incurred $650,000 of costs related to a proposed public offering of the Company's common stock. Accordingly, such amounts are reflected as deferred offering costs in the accompanying September 30, 1996 consolidated balance sheet. In accordance with generally accepted accounting principles, as these costs did not benefit the ultimately consummated IPO, they were charged to expense during the fiscal year ended September 30, 1997. These costs are included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109 deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

Earnings Per Share

For the year ended September 30, 1997, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the initial public offering price during the twelve month period prior to a public offering are required to be included in the calculation of earnings or loss per share as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the public offering price)even if antidilutive. Accordingly, the weighted average number of shares of common stock outstanding for the years ended September 30, 1997 and 1996 have been adjusted to reflect the impact of such additional common and common equivalent shares issued at prices below the initial public offering price.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans payable, notes payable and obligations under capital leases approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:

                                       SEPTEMBER 30,      LIVES
                                    1997         1996    (YEARS)
                                    ----         ----    -------

  Building                       $1,542,948   $     -        39
  Furniture and Fixtures             26,029      16,814      7
  Equipment                         170,525      91,272      5
  Editing Equipment                 169,305     168,305    3-10
  Computer Equipment                 55,918      26,608    3-5
  Leasehold Improvements                -        13,532      7
                                 ----------   ---------

                                  1,964,725     316,531

  Less:  Accumulated Depreciation
          and Amortization         (103,534)    (44,138)
                                 ----------    --------

                                 $1,861,191   $ 272,393
                                 ==========   =========



NOTE 3:  STOCKHOLDER RECEIVABLES

Stockholder receivables at September 30, 1996 consisted of $50,000 from one of the Company's stockholders for the purchase of stock. This amount was received in cash during the fiscal year ended September 30, 1997.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 4:  CAPITAL LEASE OBLIGATIONS

The Company acquired certain equipment under leases which are accounted for as capital leases. The following is a schedule, by year, of the future minimum lease payments under the capital leases together with the present value of the net minimum lease payments.

                                        SEPTEMBER 30,

                                     1997          1996
                                     ----          ----

Year Ending September 30, 1997    $    -          $74,192
                          1998      27,403         54,418
                          1999       9,134            -
                     Thereafter        -              -
                                  --------       --------
Total Minimum Lease Payments        36,537        128,610
Less:Amount Representing Interest  ( 6,029)      ( 20,175)
                                  --------       --------
Present Value of Minimum Lease

 Payments                           30,508        108,435
     Current Portion               (21,856)       (50,293)
                                  --------       --------

     Long-Term Portion            $  8,652       $ 58,142
                                  ========       ========

Equipment held under capital leases has a book value of $37,174 and $193,748 as of September 30, 1997 and 1996, respectively. Accumulated depreciation related to this equipment is $8,639 and $27,582 as of September 30, 1997 and 1996, respectively.

NOTE 5:  CONVERTIBLE NOTES

In July and August 1996, the Company issued units ("1996 Units") consisting of convertible notes ("1996 Notes") aggregating $850,000 and common stock aggregating 53,125 shares. Each 1996 Unit consisted of a $50,000 note and 3,125 shares of common stock. The 1996 Notes were unsecured and bore interest at 10%. Each 1996 Note was convertible into 12,500 additional shares of common stock at $4.00 per share, subject to the conversion provisions of the 1996 Notes and each 1996 Note matured on January 31, 1997 unless a registration statement was filed. If such statement had been filed, the maturity date became the earlier of two weeks after the effective date or July 31, 1997. The convertible 1996 Notes were recorded at a discount of $170,000, reflecting an average per share price of $3.20 for all shares issued or to be issued upon conversion.

All convertible notes were converted into common stock in October, 1996. Accordingly, such notes are classified as long-term debt on the balance sheet as of September 30, 1996.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 6:  NOTES PAYABLE - SHAREHOLDERS

Certain stockholders made loans to the Company for working capital purposes. These loans had an interest rate of one half of 1% per month and were to be repaid from 50% of the monthly cash received from hotels, with a maturity of six months from the date of the notes. These shareholders also received 25,000 warrants to purchase common stock at $1.40 for a four year period, expiring March 4, 2000.

These notes were repaid during the fiscal year ended September 30, 1997.

NOTE 7: NOTES PAYABLE

During the fiscal year ended September 30, 1997, the Company, in exchange for $1,000,000 in cash, issued units ("1997 Units") consisting of notes payable in the aggregate amount of $1,000,000 ("1997 Notes") and common stock aggregating 200,000 shares. The 1997 Notes were unsecured, with an interest rate of 10% and were due the earlier of one month after the effective date of the Company's IPO or one year from the date of the note. The 1997 Notes were repaid during August 1997. Non - cash interest expense in the amount of $969,531 was recorded during the fiscal year ended September 30, 1997.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased their operating facility in Boca Raton, Florida under a twenty-four month lease which expired in April, 1997. This lease provided for a monthly base rent of $3,525. In conjunction with the lease, the Company paid back rent in the amount of $1,494 per month for 24 months ending April, 1997. From May 1, 1997 through September 5, 1997 the Company leased these facilities on a month-to-month basis at the same rate. At September 30, 1996, the back rent payable aggregated $10,118 and is included in accounts payable. No such back rent is payable at September 30, 1997.

Rent expense for the years ended September 30, 1997 and 1996 aggregated $72,161 and $42,071, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 8:  COMMITMENTS AND CONTINGENCIES(continued)

Employment Contracts

Effective October 1996, and as amended during the fiscal year ended September 30, 1997, the Company entered into three year, renewable employment contracts with the President and Vice President. The contracts provide for annual compensation of $125,000 each subject to an annual increase of 10%. The contracts also provide for an annual bonus in cash or stock equal to 3% of the Company's increase in earnings as defined therein, an annual granting of stock options for 125,000 shares of common stock to each at $6.00 per share for an exercise period of five years from the grant date and other fringe benefits. In the event of the death of the Company's principal officers, the contracts call for payments of all compensation for a period of one year. In the event of the disability of the Company's principal officers, the contracts call for payments of all compensation for a period of no less than six months. The contracts also include severance agreements which create certain liabilities in the event of termination without cause aggregating three times the executives annual compensation plus certain fringes.

Effective August 15, 1997 the Company entered into an employment agreement with its Chief Operating Officer ("COO"). The term of this agreement is for one year from the effective date of the agreement and is renewable for successive one year terms unless terminated. The annual salary under the agreement is $125,000, which amount will be adjusted annually based upon performance. Also the COO is eligible to receive a bonus based upon the achievement of agreed upon goals.

Additionally, beginning on September 30, 1998 ("Initial Grant Date") and on each anniversary of the Initial Grant Date, the COO shall receive 50,000 options to purchase common stock at an exercise price of $6 per share exercisable for a period of five years. The contract also provides for the payment of three months' base salary in the event the COO is terminated without cause.

Effective October 1997, the Company, modified its employment contracts with the President, Vice President and COO. The contracts now provide for an annual bonus in cash or stock equal to 2% of the Company's increase in earnings as defined therein.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS



NOTE 8:  COMMITMENTS AND CONTINGENCIES(continued)

Underwriter Warrants
--------------------

In connection with the IPO, the Company granted to the underwriters rights to purchase from the Company up to 100,000 shares of common stock and 100,000 warrants. They are initially exercisable at a price of 140% of the initial public offering price per share of common stock (or the exercise price per share for the warrants) for a period of four years commencing one year from the effective date of the registration statement and are restricted from sale, transfer and assignment for a specified period. Such warrants continue to be outstanding at September 30, 1997.

NOTE 9:  CAPITAL STOCK

Preferred Stock
---------------

Series A convertible preferred stock was convertible at the holder's option into 2 shares of common stock. Accordingly, at September 30, 1996, 232,141 shares of common stock was reserved for this contingency. Each share of the Series A preferred stock had two votes per share and votes with the common stock. Holders of Series A preferred stock were entitled to a liquidation distribution of $3.50 per share before any distributions were made on any other capital stock of the Company. The shares had no dividend rights.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


Preferred Stock (continued)
---------------------------

Series B convertible preferred stock was convertible at the holder's option into 2 shares of common stock. Accordingly, at September 30, 1996, 142,188 shares of common stock were reserved for this contingency. Each share of the Series B preferred stock had two votes per share and votes with the common stock. Holders of Series B preferred stock were entitled to a liquidation distribution of $4.00 per share after the Series A shareholders had been paid their liquidation distribution and before any other distributions were made on any other capital stock of the Company. The shares had no dividend rights.

During the fiscal year ended September 30, 1997 all of the Company's Series A preferred stock and Series B preferred stock was converted into 374,329 shares of common stock.

Common Stock
------------

Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

The Company, at September 30, 1997 and 1996, had reserved 1,033,645 shares of common stock for issuance relating to unexpired options and warrants.

Reverse Stock Split
-------------------

The financial statements have been retroactively adjusted to reflect the effect of a 1 to 1.6 reverse stock split which occurred in July 1997.

Stock Warrants
--------------

In conjunction with the issuance of debentures in 1994, the Company issued warrants redeemable for a total of 11,161 shares of common stock at $1.40 per share. The warrants are exercisable any time and expire at varying dates between November 1996 and September 1998.

As part of the Company's private placement offerings for the purchase of common and preferred shares, the Company issued warrants redeemable for common stock. The warrants outstanding at September 30, 1997 are for a total of 200,925 shares of common stock, have an exercise price ranging from $1.40 to $6.60 per share and expire between December 1997 and July 2002, as follows:


               Exercise                       Number of
               Price                          Shares
               -------                        ---------
                $1.40                         12,390
                 2.80                          8,334
                 6.00                         90,000
                 6.60                         90,201
                                              ------
                                             200,925
                                             =======

Employee Stock Option Plan

In October, 1996, the Board of Directors approved the 1996 Stock Option Plan (the "Plan") which was approved by a majority of the shareholders at a meeting on February 9, 1997. The Company has reserved 200,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company under the Plan. Option prices must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. To date, no options have been granted under the Plan.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 11:  INCOME TAXES

The deficit accumulated during the development stage (inception through August 31, 1996) of approximately $2,025,000 is capitalized for income tax purposes as accumulated start-up costs, and is being amortized over a 60 month period beginning September 1, 1996. The Company has a net operating loss carryforward as of September 30, 1997 of approximately $3,7000,000 for federal income tax purposes, inclusive of the amortization of the start-up-costs, which expires September 30, 2001. The Company has recorded a valuation allowance of approximately $3,700,000 with respect to any future tax benefits arising from any net operating losses and the amortization of the start-up costs due to the uncertainty of their ultimate realization.

NOTE 12: RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") is effective for fiscal years ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company will adopt SFAS 128 in the first quarter of fiscal 1998 and based on current circumstances does not believe the effect of adoption will be material.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 13: STRATEGIC ALLIANCE

The Company has entered into a two year agreement (the "Pegasus Agreement") with Pegasus Systems, Inc. ("Pegasus") whereby Pegasus has agreed to assist in the marketing and promotion of the HotelView(R) Library to each of its hotel clients. Pegasus will receive a commission of 20% on sales made for initial contracts and 10% for renewals of contracts obtained by its efforts. The Pegasus Agreement also gives Pegasus an option to purchase up to 33 1/3% of the outstanding capital stock of HVC based upon the number of contracts between Pegasus member-based hotels and the Company. Specifically, at such time as HVC has entered into at least 1,000 initial contracts with Pegasus member hotels, Pegasus has the option to purchase up to 5% of HVC for $500,000 in cash; at such time as the number of initial contracts increases, Pegasus has the option to purchase additional ownership percentages of HVC. Assuming all performance levels were met by Pegasus, for a total of 10,000 contracts, it would have the option to acquire 33 1/3 % of HVC for a total cash payment of $3,333,333.

NOTE 14:  STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") in the fiscal year ended 1997. As permitted under SFAS 123, the Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options.

The Company has granted options to purchase 632,720 shares of Common Stock to consultants, management and directors. Detail of option activity is as follows:


                             Number          Weighted Average           Number          Weighted Average
                           of Shares          Exercise Price          of Shares          Exercise Price
-------------------------------------------------------------------------------------------------------------
                                       1997                                       1996
-------------------------------------------------------------------------------------------------------------
Balance, beginning of      282,720            $  5.95                 8,260              $  4.24
year
Granted during year        350,000               6.00                 274,460               6.00
Terminated during year         -                 -                        -                 -
Forfeited during year          -                 -                        -                 -
Balance, end of year       632,720            $  5.98                 282,720            $  5.95
Exercisable at end of      532,720            $  5.97                 282,720            $  5.95
year


The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                                  Year Ended
-------------------------------------------------------------------------------------------------------------
                                                                           1997                 1996
-------------------------------------------------------------------------------------------------------------
Pro forma results of operations:
Net loss                                                           $ 4,515,052           $ 1,891,702
Net loss per share                                                 $ 1.80                $ 1.35

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 5.0%, risk-free interest rate of 7.0%, expected dividends of $0 and expected terms of 5 years.

In the fiscal year ended 1996, the Company recorded compensation expense of $384,244 related to 274,460 share options granted to two executives of the Company with an exercise price below the estimated market price on the date of grant.

NOTE 15: SUBSEQUENT EVENT

In November, 1997 the Company completed the acquisition of certain assets of Armigeron Information Services, Inc. ("Armigeron"), including web servers with supporting network infrastructure and context sensitive web technology which allows for highly complex, interactive web site development. The Company also acquired Armigeron's Internet service business which currently includes thirty one clients for whom Armigeron acted as a web site host, generating annual revenues of approximately $100,000. In conjunction with the asset purchase, the Company and the principals of Armigeron entered into a software development agreement for the development of software that will allow the Company's full motion video libraries to be accessed and viewed via the Internet.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 1, 1997 Goldstein Lewin & Co. was dismissed as the Company's independent auditor. Goldstein Lewin & Co. had served as the Company's independent auditor since 1994. During the period Goldstein Lewin & Co. was engaged as the Company's independent auditor there were no disagreements with Goldstein Lewin & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No accountants' report on the financial statements of the Company issued by Goldstein Lewin & Co. contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that Goldstein Lewin & Co. furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements made by the Company in response to Item 4 of the Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 1, 1997 and, if not, stating the respects in which he did not agree. The Company filed a copy of such letter from Goldstein Lewin & Co. confirming its agreement to the Company's statements as an exhibit to the Form 8-K Report filed with the Securities and Exchange Commission on October 1, 1997. See Item 13(a), Exhibit 16 hereto.

On October 1, 1997 the Company engaged Arthur Andersen, LLP as its independent accountant for the fiscal year ended September 30, 1997. The decision to change accountants was approved by the Company's Board of Directors.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.


         Name              Age                Position
         ----              ---                --------

Randy S. Selman            41        President, Chief Executive Officer, acting
                                     Chief Financial Officer, Director

Alan M. Saperstein         38        Senior Vice President, Secretary, Director

David E. Goodman           39        Executive Vice President; Chief Operating
                                     Officer

Ben Swirsky                55        Director

Brian K. Service           50        Director

Eric Jacobs                50        Director

Randy S. Selman. Since the Company's inception in May 1993, Mr. Selman has served as the Company's Chief Executive Officer, President, and a director and since September 1996, its acting Chief Financial Officer. From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (SKTC-Nasdaq SmallCap Market), a publicly-traded software development company. SKTC develops and markets software for point-of-sale with complete back office functions such as inventory, sales analysis and communications. Mr. Selman founded SKTC in 1985 and was involved in the company's initial public offering in 1989. Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

Alan M. Saperstein. Mr. Saperstein has served as the Company's Vice President, Secretary and a director since its inception in May 1993. From March 1989 until May 1993, Mr. Saperstein was a free-lance producer of video film projects. Mr. Saperstein has provided consulting services for corporations which have set up their own sales and training video departments. From 1983 through 1989, Mr. Saperstein was the Executive Director/Entertainment Division of NFL Films where he was responsible for supervision of all projects, budgets, screenings and staffing.

David E. Goodman. Mr. Goodman has been Executive Vice President and Chief Operating Officer of the Company since August 1997. From January 1997 until joining the Company, Mr. Goodman was founder, President and Chief Executive Officer of Edenark Group, Inc., an advisory services and development management firm specializing in start-ups, reorganizations, mergers and acquisitions with a geographic focus on the southeast United States, Mexico, Central America and the Caribbean Basin. From March 1988 until December 1996 Mr. Goodman was with LaSalle Partners and as a partner in the firm he held various senior line positions including Managing Director of the firm's McCoy Group joint venture and Equity Vice President/Group Manager of Florida and Latin America for the firm's Management Services Group. From 1985 until 1988, Mr. Goodman was Manager of New Product Development for the Beecham Cosmetics subsidiary of Beecham plc. where he managed the marketing and advertising strategies for consumer products in 36 countries. From 1981 until 1985 Mr. Goodman was an Account Executive with the Leo Burnett and J. Walter Thompson advertising agencies and developed advertising and marketing strategies for clients such as Green Giant, Keebler, Kimberly-Clark, Kraft and Pillsbury. Mr. Goodman received a MBA from the Indiana University School of Business and a B.S. with honors from Indiana State University.

Ben Swirsky. Mr. Swirsky has been a member of the Board of Directors since July 1997 and serves on the Audit Committee of the Board of Directors. Since June 1992, Mr. Swirsky has been the President and Chief Executive Officer of Slater Steel, Inc., a publicly traded company listed on the Toronto Stock Exchange
(SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky is also a member of the Board of Directors of the Four Seasons Hotel Corp., a chain of first class hotels located throughout the world.

Brian K. Service. Mr. Service has been a member of the Board of Directors of the Company since July 1997 and serves on the Audit Committee of the Board of Directors. Mr. Service is currently an international business consultant with clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994 Mr. Service was CEO and Managing Director of Salmond Smith Biolad, a New Zealand publicly-traded company. From October 1986 to October 1992 he was CEO and Executive Chairman of Milk Products Holding (North America) Inc., a wholly-owned subsidiary of the New Zealand Dairy Board in Santa Rosa California, which was the sole marketer of New Zealand dairy products in North America.

Eric Jacobs. Mr. Jacobs has been a member of the Board of Directors since July 1997. From March 1996 until August 1997, Mr. Jacobs was Vice President and General Manager of the Company's wholly owned subsidiary, HotelView(R) Corporation and thereafter he has served as Vice President and General Manager of the Company's wholly owned subsidiary, CondoView Corporation. Since 1976, Mr. Jacobs has served as the Chairman of the Miami Beach Visitor and Convention Authority and since September 1993 as Chairman of the Greater Miami and the Beaches Hotel Association. Since 1972 Mr. Jacobs has been a member of Miami Beach Chamber of Commerce and has served as its Chairman since September 1996. From 1972 through October 1993, Mr. Jacobs was the owner, President, and General Manager of the Tarleton Hotel, Miami Beach, Florida.

There is no family relationship between any of the executive officers and directors. Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. At present, the Company's bylaws provide for not less than two directors. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected annually by the Board of Directors and their terms of office are at the discretion of the Board. The officers of the Company devote full time to the business of the Company.

Key Employees

While not executive officers of the Company, the following individuals are expected to make a significant contribution to the business of the Company.

David B. Chestler. Mr. Chestler, 34, has been General Manager of the Company's HotelView Corporation subsidiary since November 1997. From 1989 until joining the Company, Mr. Chestler was employed at Utell International, the world's largest hotel reservation, sales and marketing company, serving as Regional Director for the Eastern Region and as Vice President of Sales & Development, North America, where he was responsible for $400 million in revenue from a portfolio of 6,500 hotels, including 400 in the Caribbean, comprised of chains and independents.

Jeff Hill. Mr. Hill, 46, has been General Manager of the Company's CareView Corporation subsidiary since December 1997. From July 1996 until joining the Company, Mr. Hill performed certain private consulting in the health industry. Prior thereto, Mr. Hill held various executive management positions with Emergency Consultants, a physician practice management group (January 1994 until June 1996); SurgiCare America, an operator of ambulatory surgery centers (September 1991 to January 1993); and CarePlus, a provider of home health services (September 1984 to September 1991). Mr. Hill received a B.B.A. in Marketing from Florida International University.

Directors' Compensation

Directors who are not employees of the Company receive $1,000 per meeting as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors' meetings. Pursuant to the Company's 1996 Stock Option Plan (the "Plan"), directors who are not 10% shareholders or employees may receive a grant of Common Stock and non-qualified stock options as described under the Plan. In the alternative, at the option of the Company and subject to the terms of the Underwriting Agreement, the Company may grant outside directors fair market value options outside of the Plan.

On July 30, 1997, the Company granted to each of Messrs. Service and Swirsky options outside of the Plan to each acquire 50,000 shares of the Company's Common Stock at an exercise price of $6.00 per share, being the fair market value on the date of grant. The term of these options is five years from the date of grant, with 25,000 options vesting on the first anniversary of the date of grant, 12,500 vesting on the second anniversary of the date of grant and the remaining 12,500 vesting on the third anniversary of the date of grant. Once vested, the options remain exercisable until the expiration date thereof. In the event, however, either Mr. Service or Mr. Swirsky are not members of the Company's Board of Directors at the time the options vest, they will no longer be entitled to receive such options.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended September 30, 1997 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 1997, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 1997, other than Mr. David Goodman, the Company's Executive Vice President and Chief Operating Officer. Mr. Goodman joined the Company in August 1997 and through an administrative error he was tardy in filing his initial Form 3, which such form has been filed as of the date hereof.

Item 10.          Executive Compensation

Cash Compensation

The following table summarizes all compensation accrued by the Company in each of the last three fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000. Directors of the Company do not receive compensation for serving in such capacity, other than non-employee directors who receive $1,000 for each meeting attended.

                                                                                Long - Term
                                    Annual Compensation                         Compensation Awards
                                    -------------------                         -------------------

Name and                                             Other Annual      Restricted   Options                All Other
Principal Position         Year     Salary    Bonus  Compensation       Stk Awds    SARs(#)      LTIP      Compen.

Randy S. Selman,
President, Chief           1997     $123,350   -0-   $2,100.00(1)      -0-              -0-      -0-          -0-
Executive Officer,         1996     $ 83,000   -0-   $2,092.84(2)      -0-          137,230      -0-          -0-
acting Chief               1995     $ 43,333   -0-   $2,174.83(3)      -0-              -0-      -0-          -0-
 Financial Officer, Director

Alan Saperstein,


Senior Vice President,     1997     $123,350   -0-   $5,430.00(4)      -0-              -0-      -0-          -0-
Secretary and              1996      $83,000   -0-   $5,927.19(5)      -0-          137,230      -0-          -0-
Director                   1995      $43,333   -0-   $5,951.73(6)      -0-              -0-      -0-          -0-

David E. Goodman,(7)
Executive Vice             1997      $19,130   -0-   $        -0-      -0-               -0-     -0-          -0-
President and              1996      $   -0-   -0-   $        -0-      -0-               -0-     -0-          -0-
Chief Operating            1995      $   -0-   -0-   $        -0-      -0-               -0-     -0-          -0-

-----------------------------

(1)      Includes $672.00 for disability insurance and $1,428.00 for medical insurance.
(2)      Includes $568.70 for disability insurance and $1,524.14 for medical insurance.
(3)      Includes $616.00 for disability insurance and $1,558.83 for medical insurance.
(4)      Includes $424.00 for disability insurance and $5,006.00 for medical insurance.
(5)      Includes $424.08 for disability insurance and $5,503.11 for medical insurance.
(6)      Includes $388.74 for disability insurance and $5,562.99 for medical insurance.
(7)      Mr. Goodman joined the Company in August , 1997.

Employment Agreements

In October 1996 the Company entered into employment agreements (the "Agreements") with Randy S. Selman, the Company's Chief Executive Officer, President, acting Chief Financial Officer, and a director, and with Alan Saperstein, the Company's Vice President, Secretary, and a director. The Agreements between the Company and each of Messrs. Selman and Saperstein, as amended on April 30, 1997, is substantially similar. The term of the Agreements is for three years from the effective date of the Agreements and is renewable for successive one year terms unless terminated. The annual salary under each of the Agreements is $125,000, which amount will be increased by 10% each year. Messrs. Selman and Saperstein are also each eligible to receive an annual bonus in cash or stock equal to 2% of the Company's earnings before income tax, depreciation and amortization (EBITDA) on that portion of EBITDA that has increased over the previous year's EBITDA. Additionally, on January 1 of each year Messrs. Selman and Saperstein shall receive options (which contain certain anti-dilution provisions) to purchase 125,000 shares of Common Stock at $6.00 per share for an exercise period of five years from the Grant Date.

The Agreements also provide, among other things, for participation in any profit-sharing or retirement plan and in other employee benefits applicable to employees and executives of the Company. The Agreements further provide for an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Messrs. Selman and Saperstein. The Agreements also provide for benefits in the event of disability and contain certain non-disclosure and non-competition provisions. Additionally, Messrs. Selman and Saperstein may be granted certain bonus incentives by the Company's Board of Directors. Furthermore, the Company has agreed to indemnify each of them for any obligations or guaranties which either of them may have undertaken on behalf of the Company.

Under the terms of the Agreements, the Company may terminate the employment of Mr. Selman or Mr. Saperstein either with or without cause. If the Agreement is terminated by the Company without good cause, or by Mr. Selman or Mr. Saperstein, as applicable, the Company would be obligated to pay that executive an amount equal to three times that executive's current annual compensation (including base salary and bonus), payable in bi-weekly installments (except in the case of a termination upon a change in control wherein the executive may elect either a lump sum payment, discounted to present market value or payment over a three year period in bi-weekly installments). Additionally, the executive would be entitled to participate in and accrue medical benefits for a period of two years after the date of termination without cause (by the Company) or for good cause (by the executive). To the extent that either Messrs. Selman or Saperstein are terminated for cause, no severance benefits shall be paid.

In August 1997 the Company entered into an employment agreement with David E. Goodman, the Company's Executive Vice President and Chief Operating Officer. The terms of this one year agreement are substantially similar to the Agreements between the Company and each of Messrs. Selman and Saperstein. Mr. Goodman is currently paid a base salary of $137,500, which such amount will be increased by 10% each year. Mr. Goodman is also eligible to receive an annual bonus in cash or stock equal to 2% of EBITDA that has increased over the previous years EBITDA. Mr. Goodman was also granted options to acquire up to 250,000 shares of the Company's Common Stock at an exercise price of $6.00, which such options vest as follows: 50,000 shares vested on September 30, 1997; an additional 50,000 shares vested on January 1, 1998, and thereafter an additional 50,000 shares will vest on each of September 30, 1998, September 30, 1999 and September 30, 2000. Should the Company meet certain undisclosed financial targets, the vesting date of the September 30, 1999 and 2000 options shall be accelerated to September 30, 1998. The employment agreement between the Company and Mr. Goodman provides for participation in any profit-sharing or retirement plan and in other employee benefits applicable to employees and executive officers of the Company, including automobile allowances and fringe benefits commensurate with the duties and responsibilities of Mr. Goodman. Under the terms of the agreement, either party may terminate the agreement without cause upon 30 days prior written notice, wherein Mr. Goodman would be entitled to receive three months' salary as severance. Finally, the agreement, which provides for termination with cause, or upon Mr. Goodman's death or disability, also contains a two year non-compete and certain non-disclosure provisions.

Incentive and Nonqualifed Stock Option Plan

On February 9, 1997 the Board of Directors and a majority of the Company's shareholders adopted the Company's 1996 Stock Option Plan. The purpose of the Plan is to increase the employees', advisors, consultants' and non-employee directors' proprietary interest in the Company and to align more closely their interests with the interests of the Company's shareholders. The purpose of the Plan is also to enable the Company to attract and retain the services of experienced and highly qualified employees and non-employee directors.

The Company has reserved an aggregate of 200,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). As of the date hereof, no options have been granted under the Plan. The Board of Directors or a Committee of the Board of Directors (the "Committee") will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan will not be less than 85% of the fair market value of the Common Stock on the date of grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan. Officers, directors and key employees of and consultants to the Company and its subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Code, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan.

Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate on approximately 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1997 there are 3,082,150 shares of Common Stock issued and outstanding. The following table sets forth, as of the close of business on January 1, 1998, (a) the name, address and number of shares of each person known by the Company to be the beneficial owner of more than 5% of any class of each the Company's voting securities and (b) the number of shares of each class of voting securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Unless otherwise indicated, the address for each person is 1291 SW 29 Avenue, Pompano Beach, FL 33069.

Name and                           Amount of                        Percentage
Address of                         Beneficial                       of
of Beneficial Owner                Ownership of Stock               Class (4)
-------------------                ------------------               ---------

Randy S. Selman(1)                 368,640                           11.0%
Alan M. Saperstein(2)              388,512                           11.6%
David E. Goodman(3)                100,000                            3.1%
Ben Swirsky(4)                           0                           -
Brian K. Service(5)                      0                           -
Eric Jacobs                           4390                          (6)
All Officers and Directors
as a Group (six persons)
(1)(2)(3)(4)(5)                    861,542                          23.2%
--------------------------

(1) Includes options to acquire an aggregate of 140,021 shares of Common Stock and options to acquire an aggregate of 125,000 shares of Common Stock at an exercise price of $6.00 per share. See Item. 10. Executive Compensation - Employment Agreements and Item 12. Certain Relationships and Related Transactions.

(2) Includes options to acquire an aggregate of 138,570 shares of Common Stock per share and options to acquire an aggregate of 125,000 shares of Common Stock at an exercise price of $6.00 per share. See Item. 10. Executive Compensation - Employment Agreements and Item 12. Certain Relationships and Related Transactions.

(3) Includes options to acquire an aggregate of 100,000 shares of Common Stock at an exercise price of $6.00 per share but excludes an additional 150,000 options, exercisable at $6.00 per share, which have not yet vested. See
     Item 10. Executive Compensation - Employment Agreements.

(4) Excludes options to acquire an aggregate of 50,000 shares of Common Stock at an exercise price of $6.00 per share granted in August 1997 immediately following the Company's initial public offering. See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Directors Compensation.

(5) Excludes options to acquire an aggregate of 50,000 shares of Common Stock at an exercise price of $6.00 per share granted in August 1997 immediately following the Company's initial public offering. See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Directors Compensation.

(6) Represents less than 1%.

Item 12.          Certain Relationships and Related Transactions

In February 1996 the Company granted each of Messrs. Selman and Saperstein, executive officers and directors of the Company, options to acquire 137,230 shares of the Company's common stock at an exercise price of $.00016 per share as a bonus.

The Company has adopted a corporate governance policy which requires the approval of any transaction between the Company and any officer, director or 5% shareholder by a majority of the independent, disinterested directors. In addition, pursuant to the inclusion of its securities on The Nasdaq(TM) SmallCap Market, the Company is subject to compliance with certain corporate governance standards adopted by The Nasdaq(TM) Stock Market, Inc.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      Exhibits


Exhibit No.                            Description
-----------                            -----------

3(ii) Bylaws of Visual Data Corporation are incorporated herein by reference to Exhibit 3(iii) to the Registration Statement on Form SB- 2, File No. 333-18819, as amended, as declared effective by the Securities and Exchange Commission on July 30, 1997

10(i) Employment Agreement by and between Visual Data Corporation and David E. Goodman, as amended

10(ii)              Contract For Purchase and Sale of Real Property, as amended.

16 Letter on change of certifying accountant is hereby incorporated by reference to Exhibit 1 to the Report on Form 8-K as filed with the Securities and Exchange Commission by Visual Data Corporation on October 1, 1997.

21                  Subsidiaries of the registrant

27                  Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visual Data Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Visual Data Corporation

                                   By: /s/ Randy S. Selman
                                       -------------------------------------
                                           Randy S. Selman, President, Chief
                                           Executive Officer, Acting Chief
                                           Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                 Date
---------                                -----                 ----

/s/ Randy S. Selman             Director, President,           January 15, 1998
----------------------------    Chief Executive Officer,
    Randy S. Selman             Acting Chief Financial
                                Officer


/s/ Alan M. Saperstein          Director, Senior Vice          January 15, 1998
----------------------------    President and Secretary
    Alan M. Saperstein

/s/ David E. Goodman            Executive Vice President       January 15, 1998
----------------------------    and Chief Operating Officer
    David E. Goodman

/s/ Ben Swirsky                 Director                       January 15, 1998
----------------------------

/s/ Brian K. Service            Director                       January 15, 1998
----------------------------
    Brian K. Service

/s/ Eric Jacobs                 Director                       January 15, 1998
----------------------------
    Eric Jacobs

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                         Description
-----------                         -----------

3(ii) Bylaws of Visual Data Corporation are incorporated herein by reference to Exhibit 3(iii) to the Registration Statement on Form SB-2, File No. 333- 18819, as amended, as declared effective by the Securities and Exchange Commission on July 30, 1997

10(i) Employment Agreement by and between Visual Data Corporation and David E. Goodman, as amended

10(ii)              Contract For Purchase and Sale of Real Property, as amended.

16 Letter on change of certifying accountant is hereby incorporated by reference to Exhibit 1 to the Report on Form 8-K as filed with the Securities and Exchange Commission by Visual Data Corporation on October 1, 1997.

21                  Subsidiaries of the registrant

27                  Financial Data Schedule