Form 10QSB
period 1997-12-31
VISUAL DATA CORP
filed 1998-02-13
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1997

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to ______

         Commission file number 000-22849

                            Visual Data Corporation.
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
                        (IRS Employer Identification No.)

                    1291 SW 29 Avenue, Pompano Beach, Florida
                 33069 (Address of principal executive offices)

                                  954-917-6655
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)
No ( ).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 6, 1998 the registrant had issued and outstanding 3,100,435 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS
                                                                   Page Number

Consolidated Balance Sheets at December 31, 1997 (Unaudited)
and September 30, 1997
                                                                          2
Consolidated Statements of Operations for the Three Months
Ended December 31, 1997 and 1996 (Unaudited)                              3

Consolidated Condensed Statements of Cash Flows for the
Three Months Ended December 31, 1997 and 1996 (Unaudited)                 4

Notes to the Unaudited Consolidated Financial Statements                  5


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                 12/31/1997        9/30/1997
                                                                                 (Unaudited)
                                                                              -----------------   -------------
                              ASSETS
Current assets
         Cash and cash equivalents                                           $        1,844,770   $   2,554,180
         Accounts receivable, net of allowance for
           doubtful accounts of $19,112 and $20,898
           at December 31, 1997 and September 30, 1997, respectively                     76,477          62,695
         Prepaid expenses                                                                54,329          60,677
         Other receivables                                                                1,942          34,337
                                                                               ----------------    ------------
           Total current assets                                                       1,977,518       2,711,889
                                                                               ----------------    ------------

Property, plant and equipment, net                                                    2,062,997       1,861,191
                                                                               ----------------    ------------

Security deposits and other                                                               5,849          14,812
                                                                               ----------------    ------------

                           Total assets                                      $        4,046,364   $   4,587,892
                                                                               ================    ============



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                                          172,675        215,985
         Deferred revenue                                                                25,500         94,295
         Current portion of obligations under capital leases                             24,571         21,856
         Current portion of mortgage note payable                                        35,762         33,765
                                                                               ----------------    -----------
           Total current liabilities                                                    258,508        365,901
                                                                               ----------------    -----------

Obligations under capital leases,
         net of current portion                                                           4,326          8,652
Mortgage note payable, net of current amount                                            956,072        966,235
                                                                               ----------------    -----------
                                                                                        960,398        974,887
                                                                               ----------------    -----------

Stockholders' equity:
         Common Stock, Par Value $.0001 Per Share;
           Authorized 20,000,000 Shares; 3,082,150 and 3,037,971
           Issued and outstanding at December 31, 1997 and
           September 30, 1997, respectively                                                 308           304
         Additional Paid -  in capital                                                9,537,347     9,401,789
         Accumulated deficit                                                         (6,710,197)   (6,154,989)
                                                                               ----------------   -----------
           Total stockholders' equity                                                 2,827,458     3,247,104
                                                                               ----------------   -----------

                           Total liabilities and stockholders' equity         $       4,046,364   $ 4,587,892
                                                                               ================   ===========



The accompanying notes are an integral part of these financial statements.


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (Unaudited)





                                                                       1997             1996
                                                                       ----             ----
Revenue                                                       $        105,756  $       88,317
                                                               ---------------  --------------
Operating Costs
         Selling, general and administrative                           239,274         113,240
         Compensation and related costs                                286,839         187,708
         Production                                                     13,921          19,934
         Occupancy                                                      51,847          26,090
         Professional fees                                              93,005          40,763
                                                               ---------------  --------------
            Total operating costs                                      684,886         387,735
                                                               ---------------  --------------

         Loss from operations                                         (579,130)       (299,418)
                                                               ---------------  --------------

Other Income (Expense)
         Interest income                                                28,684           1,002
         Rental income                                                  17,764             ---
         Interest expense                                              (22,527)         (3,683)
                                                               ---------------  --------------
                  Total other income (expense)                          23,921          (2,681)
                                                               ---------------  --------------

         Net loss                                             $       (555,209) $     (302,099)
                                                               ===============  ==============

         Weighted Average Shares of Common Stock Outstanding,        3,057,781       2,259,924
          primary and diluted                                  ===============  ==============

         Loss Per Share, primary and diluted                  $          (0.18) $        (0.13)
                                                               ===============  ==============



The accompanying notes are an integral part of these financial statements.



                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (Unaudited)


                                                                       1997             1996
                                                                       ----             ----
Cash flows used in operating activities                      $      (567,320) $        (108,734)

Cash flows used in investing activities                             (137,062)           (57,073)

Cash flows used in (provided by) financing activities                 (5,028)            83,630

Net decrease in cash                                                (709,410)           (82,177)
                                                            ----------------  -----------------
Cash:
         Beginning of period                                       2,554,180            158,377
                                                            ----------------  -----------------

         End of period                                      $      1,844,770  $          76,200
                                                            ================  =================








The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of VDC and its wholly-owned subsidiaries, HotelView Corporation ("HVC"), CareView Corporation("CVC")and CondoView Corporation("CDVC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements of the Company as of September 30, 1997 should be read in conjunction with these statements. The financial information included herein has not been audited. However, in the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of December 31, 1997 and the results of their operations and cash flows for the three months ended December 31, 1997 and 1996. The results of operations and cash flows for the periods are not necessarily indicative of the results of operations or cash flows for a full year.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS


NOTE 2:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:

                                                      DECEMBER 31,    LIVES
                                                         1997        (YEARS)
                                                         ----        ------

  Building                                            $1,545,049       39.5
  Furniture and Fixtures                                  27,697         7
  Equipment                                              182,276         5
  Editing Equipment                                      186,680       3-10
  Computer Equipment                                      62,974       3-5
  Internet Hardware & Software                           196,814       3-5
                                                      ----------
                                                       2,198,490
  Less:  Accumulated Depreciation
          and Amortization                              (135,493)
                                                      ----------
                                                      $2,062,997
                                                      ==========

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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


PLAN OF OPERATION

The Company's current plan of operation includes continuing to expand its base of travel agencies as well as to establish the distribution of the HotelView(R) Library over the Internet. In November, 1997, Volume 2 of the HotelView(R) Library was distributed to the approximately 200 travel agencies nationwide which comprise the equipped HotelView travel agency network. The Company intends to continue the development of additional content and, during the first quarter of fiscal 1998, acquired the hardware and software necessary to link the Company to the Internet and provide links to other websites. This was made possible by the acquisition of certain assets of Armigeron Information Services, Inc., as well as two software development agreements that were entered into by the Company; one with Advanced Media Developers, Inc. and one with Cyber Publishing, Inc. The HotelView(R) website became operational in November, 1997 showcasing Volumes I and II of the Hotelview(R) Library as well as the initial volume of Attraction View (TM) and management anticipates the Company's Internet links to other websites will become operational during the second quarter of fiscal 1998.

The Company further intends to complete the development of certain additional content libraries for travel related topics as well as other topics of general consumer interest. During fiscal 1998, management intends to expand the HotelView(R) Library and Attraction View(TM) Library as well as complete initial volumes of the CondoView(TM), AttractionView(TM) and CareView(TM) libraries. The Company, however, does not anticipate reporting significant revenues from any of these libraries, except HotelView(R), during the balance of fiscal 1998.

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

In January 1998, Pegasus Systems, Inc., which provides transaction processing services between travel agents, airline reservation systems and to hotels, resorts and hotel chains, agreed to expand its relationship with the Company by creating links and supplying data for the hotels in the current HotelView(R) Library to their website, Travelweb, one of the world's premiere travel websites, thus enabling Travelweb visitors to view HotelView video vignettes. Discussions with several other companies are expected to, though there can be no assurance, result in marketing and sales agreements during subsequent quarters of fiscal 1998.

The Company recognized revenues of $105,756 during the first quarter of fiscal 1998, representing an increase of $17,439, from revenues of $88,317 during the first quarter of fiscal 1997. Revenues recognized during both periods reflect the redemption of room credit balances. Revenues during the first quarter of fiscal 1997 also included deposits recognized as revenues as a result of the distribution of Volume 1 of the HotelView(R) Library and revenues during the first quarter of fiscal 1998 included deposits recognized as revenues as a result of the distribution of Volume 2 of the HotelView(R) Library, as well as renewal fees from hotel clients.

Interest expense increased to $22,527 during the first quarter of fiscal 1998, from $3,683 during the same period in fiscal 1997, due solely to mortgage interest expenses related to the Company's purchase in September 1997 of a 25,000 square foot facility in Pompano Beach, Florida which now serves as its corporate headquarters and houses all of its production, marketing and distribution activities. Interest income increased to $28,684 from $1,002, reflecting interest earned from temporary cash investments of portions of the proceeds from the Company's initial public offering.

Selling, general and administrative expenses increased approximately 111% to $239,274 during the first quarter of fiscal 1998, reflecting additions to its staff and corporate infrastructure undertaken as part of the continued roll-out of its HotelView(R) library and website, the continued development of its other libraries and related websites, and an expansion of its sales and marketing activities. The Company anticipates further increases in selling, general and administrative expenses during the remaining quarters of fiscal 1998, relative to both the first quarter of fiscal 1998 and comparative periods in fiscal 1997, as it continues to implement its business plan.




LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had $1,719,010 of working capital, representing a decrease of $626,978 from working capital of $2,345,988 as of September 30,1997. Such decrease primarily reflects cash used for ongoing operating activities, as well as for the initial development and continued expansion of the Company's various web sites, the acquisition of certain of the assets of Armigeron Information Services, Inc., and the acquisition of additional computer hardware, and video editing and production equipment.

Based on the level of success of its HotelView(R) Library and expected introduction of additional libraries that the Company believes can be used in conjunction with most forms of media now conceived or developed in the future, the Company anticipates the acquisition of additional capital equipment including editing facilities and an additional computer hardware. The Company believes it has sufficient working capital to provide for such acquisitions.

The Company also believes it has sufficient working capital to fund its current plan of operations for the balance of fiscal 1998. In the event however, management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital. There are no assurances that such capital will be available to the Company on terms and conditions it finds acceptable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      None.

                  (b)      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Visual Data Corporation,
                                       a Florida corporation

Date: February ___, 1998               By:___________________________________
                                       Randy S. Selman,
                                       President, Chief Executive Officer and
                                         Acting Chief Financial Officer