Form 10QSB
period 1998-03-31
VISUAL DATA CORP
filed 1998-05-15
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to ________

         Commission file number 000-22849

                            Visual Data Corporation.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
                                   ----------
                        (IRS Employer Identification No.)

                 1291 SW 29 Avenue, Pompano Beach, Florida 33069
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  954-917-6655
                                  ------------
                           (Issuer's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 10 , 1998 the registrant had issued and outstanding 3,300,435 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS
                                                                     Page Number
                                                                     -----------

Condensed Consolidated Balance Sheets at March 31, 1998 (Unaudited)         1
and September 30, 1997

Condensed Consolidated Statements of Operations for the Six Months and
Three Months Ended March 31, 1998 and 1997 (Unaudited)                      2

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1998 and 1997 (Unaudited)                        3

Notes to the Unaudited Condensed Consolidated Financial Statements          4

                   VISUAL DATA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      3/31/98      9/30/97
                                                     --------      --------
                   ASSETS                           (Unaudited)

Current assets:
  Cash  and cash equivalents                       $ 1,015,335     $ 2,554,180
  Accounts receivable, net of allowance for
   doubtful accounts of $19,112 and $20,898
   at March 31, 1998 and September 30, 1997,           390,709          62,695
  Prepaid expenses                                      30,933          60,677
  Other receivables                                     13,400          34,337
                                                  ------------   -------------
   Total current assets                              1,450,377       2,711,889
                                                  ------------   -------------

Property, plant and equipment, net                   2,124,305       1,861,191
                                                  ------------   -------------


Security deposits and other                             26,053          14,812
                                                  ------------   -------------
              Total assets                         $ 3,600,735     $ 4,587,892
                                                  ============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $   134,098     $   215,985
  Deferred revenue                                       2,000          94,295
  Current portion of obligations under capital
   leases                                                   --          21,856
  Current portion of mortgage note payable             983,503          33,765
                                                  ------------   -------------
   Total current liabilities                         1,119,601         365,901
                                                  ------------   -------------

Obligations under capital leases,
  net of current portion                                    --           8,652
Mortgage note payable, net of current amount                --         966,235
                                                  ------------   -------------
                                                            --         974,887
                                                  ------------   -------------


Stockholders' equity:
  Common Stock, Par Value $.0001 Per Share;
   Authorized 20,000,000 Shares; 3,155,435 and
   3,037,971 Issued and outstanding at March 31,
   1998 and September 30, 1997, respectively               316             304
  Additional Paid -  in capital                      9,734,303       9,401,789
  Accumulated deficit                               (7,253,485)     (6,154,989)
                                                  ------------   -------------
   Total stockholders' equity                        2,481,134       3,247,104
                                                  ------------   -------------
             Total liabilities and stockholders'
               equity                               $3,600,735     $ 4,587,892
                                                  ============   =============

The accompanying notes are an integral part of these financial statements.

                     VISUAL DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Six months ended                        Three months ended
                                       ------------------------------        ----------------------------------
                                       March 31, 1998  March 31, 1997        March 31, 1998      March 31, 1997
                                       --------------  --------------        --------------      --------------
Revenue                                   $  489,041    $  139,703            $  383,285            $   51,386
                                          ----------   -----------           -----------           -----------
Operating Costs
 Selling, general
  and administrative                         545,317       228,544               306,043               101,109
 Compensation and
  related costs                              580,831       371,549               293,992               183,841
 Production                                   31,231        37,686                17,310                17,752
 Occupancy                                    72,180        20,900                20,333                 9,005
 Professional fees                           401,926        73,742               308,921                32,979
                                          ----------   -----------           -----------           -----------
  Total operating costs                    1,631,485       732,421               946,599               344,686
                                          ----------   -----------           -----------           -----------

 Loss from operations                     (1,142,444)     (592,718)             (563,314)             (293,300)
                                          ----------   -----------           -----------           -----------

Other Income (Expense)
 Interest income                              46,700         1,002                18,016                     0
 Rental income                                41,428          ----                23,664                  ----
 Interest expense                            (44,180)      (53,266)              (21,653)              (49,583)
                                          ----------   -----------           -----------           -----------
  Total other income (expense)                43,948       (52,264)               20,027               (49,583)
                                          ----------   -----------           -----------           -----------

 Net loss                                $(1,098,496)   $ (644,982)          $  (543,287)           $ (342,883)
                                          ==========   ===========           ===========           ===========
 Weighted Average Shares Outstanding       3,078,585     1,743,337             3,099,850             1,743,337
                                          ==========   ===========           ===========           ===========

 (Loss) Per Share - Basic and
  Diluted                                      (0.36)        (0.37)                (0.18)                (0.20)
                                          ==========   ===========           ===========           ===========



The accompanying notes are an integral part of these financial statments.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31,
                                  (Unaudited)


                                                                   1998         1997
                                                                ----------   -----------

Cash flows used in operating activities                      $  (1,236,991)   $  (445,814)

Cash flows used in investing activities                           (259,598)       (12,210)

Cash flows used in (provided by) financing activities              (42,256)       334,027
                                                             -------------    -----------
Net decrease in cash                                            (1,538,845)      (123,997)

Cash:
  Beginning of period                                            2,554,180        158,377
                                                             -------------    -----------
  End of period                                              $   1,015,335    $    34,380
                                                             =============    ===========


The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Visual Data Corporation ("VDC") and its wholly-owned subsidiaries, HotelView Corporation ("HVC"), CareView Corporation ("CVC"), Video News Wire Corporation ("VNW") and ResortView Corporation ("RVC") f/k/a as CondoView Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 1997 should be read in conjunction with these statements. The financial information included herein has not been audited. However, in the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of March 31, 1998 and the results of their operations for the six months and three months ended March 31, 1998 and 1997 and cash flows for the six months ended March 31, 1998 and 1997. The results of operations and cash flows for the periods are not necessarily indicative of the results of operations or cash flows for a full year.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:

                                                             March 31, 1998            Lives (years)
                                                             --------------            ------------
      Building                                                  $1,547,049                    39.5
      Furniture and Fixtures                                        27,697                     7
      Equipment                                                    182,276                     5
      Editing and Production Equipment                             216,825                     3-10
      Computer Equipment                                            96,005                     3-5
      Internet Hardware & Software                                 230,939                     3-5
                                                              ------------                     ---

                                                                 2,300,791

      Less:   Accumulated Depreciation and Amortization           (176,486)
                                                              ------------
                                                                $2,124,305
                                                              ============

NOTE 3: SUBSEQUENT EVENT

In May 1998 the Company issued 150 shares of Series A Convertible Preferred Stock to institutional investors resulting in proceeds of $712,500, net of directly related expenses.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

PLAN OF OPERATION

The Company's current plan of operation includes continuing to expand its base of travel agencies as well as to increase the distribution of the HotelView(R) Library over the Internet. We have established strategic alliances to support the sales and marketing of the HotelView product worldwide and launched an advertising program in March 1998 that resulted in broader market coverage for the product and increased market awareness. As part of the repositioning of the brand, a new pricing schedule was developed to create transactional revenues as well as hosting fees. Based on input from the HotelView advisory panel, focus groups, our current customer base and industry consultants, significant upgrades to the HotelView(R) website have been developed and will be implemented during the quarter ended June 30, 1998. During the balance of fiscal 1998, management intends to expand the HotelView(R) Library and AttractionView(TM) Library.

The CareView(TM) Library is currently being marketed in South Florida and the New York metro area. The CareView system provides not only a video tour of nursing homes and assisted living facilities, but brings to consumers information about bed availability and type of insurance accepted to aid them in the decision making process.

In March 1998, the Company signed a contract with Interval International who has agreed to use their efforts to market the ResortView product to their developers. The developers benefit by earning rental revenue on excess room inventory as well as a new source of lead generation.

At the end of the quarter ended March 31, 1998, the Company signed a contract with PR Newswire to market the products of the Company's newest subsidiary, Video News Wire Corporation ("VNW"). VNW creates television news like presentations of corporate press releases for distribution on the Internet.


The Company recognized revenues of $383,285 during the second quarter of fiscal 1998, representing an increase of $331,899 over revenues of $51,386 for the same period in fiscal 1997. Visual Data Corporation recorded $250,000 of revenue as a signing fee when it entered into a marketing agreement whereby the Company will be marketing and distributing a database and search engine software product. Revenues from HotelView recognized during both periods include the redemption of room credit balances. HotelView revenues during the quarter ended March 31, 1998 also include renewal fees and customer deposits recognized as revenue as a result of the distribution of vignettes via the Internet. The balance of the Company's revenue, totaling $63,200 came from initial contracts signed by the CareView, AttractionView and ResortView subsidiaries as well as the initial fees earned by Video News Wire.

Interest expense during the first six months ended March 31, 1998, consisted entirely of mortgage interest while interest during the same period in fiscal 1997 was due mainly to the amortization of a discount on notes payable. Interest income increased to $46,700 from $1,002, reflecting interest earned from temporary cash investments of portions of the proceeds from the Company's initial public offering.

Selling, general and administrative expenses increased approximately 139% to $545,317 during the first six months of fiscal 1998 as compared to the same period last year, reflecting the growth of HotelView's sales and marketing activities and website development, as well as the rollout of the other libraries and related websites. Increases occurred in Internet related expense, research and marketing consulting, travel and depreciation. HotelView has spent approximately 50% of the $75,000 budgeted for magazine advertising to the trade, producing a newsletter aimed primarily at travel agents and producing new collaterals for distribution to potential clients. The Company anticipates further increases in selling, general and administrative expenses during the remaining quarters of fiscal 1998, relative to comparative periods in fiscal 1997, as it continues to implement its business plan.

Professional fees increased for the six months ended March 31, 1998 $328,184 over the same period last year, primarily due to increased consulting fees and legal fees. Of the legal fees, approximately $40,000 were associated with a specific contract and are non-recurring. Non-recurring consulting fees totaling $190,525 were paid with stock in lieu of cash. Compared to the first six months of last year, compensation and related costs increased by 56.4% due to growth in both sales and technical staff. The increase of occupancy costs from $20,900 to $72,180 reflects the increased expense due to the move to our 25,000 square foot building in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had a $1,015,335 cash balance with working capital of $330,776, representing a decrease of $2,015,212 from working capital of $2,345,988 as of September 30, 1997. Such decrease reflects cash used for ongoing operating activities, as well as for the initial development and continued expansion of the Company's various web sites, the acquisition of certain of the assets of Armigeron Information Services, Inc., and the acquisition of additional computer hardware, and video editing and production equipment. Also reflected in this decrease is the increase in the current portion of the mortgage note payable of $949,738 which is due March 30, 1999. The Company is considering alternatives regarding the satisfaction of this obligation, including refinancing, and does not anticipate having to use working capital.

Based on the level of success of its HotelView(R) Library and the increased activities of its other subsidiaries, the Company anticipates the acquisition of additional capital equipment including editing facilities, a production studio for VNW and additional computer hardware. During May 1998 the Company completed a sale of convertible preferred stock resulting in gross proceeds of $750,000 which will be used to fund these acquisitions as well as for general working capital. The Company believes it has sufficient working capital to fund its current plan of operations for the balance of fiscal 1998. In the event however, management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital. There are no assurances that such capital will be available to the Company on terms and conditions it finds acceptable.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         In May 1998, the Company completed a sale of Series A Convertible Preferred Stock pursuant to Regulation 506(D).

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         a)       None.

         (b)      None.
                                       7

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Visual Data Corporation,
                                          a Florida corporation

Date: May 15,  1998                       /s/ Randy S. Selman
                                          --------------------------------------
                                          Randy S. Selman,
                                          President, Chief Executive Officer and
                                          Acting Chief Financial Officer