Form 10QSB
period 1998-06-30
VISUAL DATA CORP
filed 1998-08-19
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 1998 the registrant had issued and outstanding 3,732,100 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

                                                                               Page Number
                                                                               -----------

Condensed Consolidated Balance Sheets at June 30, 1998 (Unaudited) and             1
September 30, 1997

Condensed Consolidated Statements of Operations for the Nine Months and
Three Months Ended June 30, 1998 and 1997 (Unaudited)                              2

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1998 and 1997 (Unaudited)                               3

Notes to the Unaudited Condensed Consolidated Financial Statements                 4


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          6/30/98                9/30/97
                                                                                     -------------------    -------------------
                                     ASSETS                                              (Unaudited)
Current assets:
       Cash and cash equivalents                                                     $          743,272     $        2,554,180
       Accounts receivable, net of allowance for
         doubtful accounts of $59,114 and $20,898
         at June 30, 1998 and September 30, 1997, respectively                                  596,892                 62,695
       Prepaid expenses                                                                          73,564                 60,677
       Inventories                                                                               87,157                   ----
       Other current assets                                                                      32,544                 34,337
                                                                                     -------------------    -------------------
          Total current assets                                                                1,533,429              2,711,889
                                                                                     -------------------    -------------------

Property, plant and equipment, net                                                            3,423,261              1,861,191
                                                                                     -------------------    -------------------

Excess of purchase price over net assets acquired                                             1,106,688                   ----
                                                                                     -------------------    -------------------

Security deposits and other                                                                      39,764                 14,812
                                                                                     -------------------    -------------------

                               Total assets                                           $       6,103,142     $        4,587,892
                                                                                     ===================    ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                                          $         949,913     $          215,985
       Deferred revenue                                                                          23,286                 94,295
       Current portion of obligations under capital leases                                        9,288                 21,856
       Due upon EDnet closing                                                                   943,433                   ----
       Current portion of mortgage note payable                                                 975,243                 33,765
                                                                                     -------------------    -------------------
          Total current liabilities                                                           2,901,163                365,901
                                                                                     -------------------    -------------------

Obligations under capital leases,
  net of current portion                                                                         11,470                  8,652
Mortgage note payable, net of current amount                                                       ----                966,235
                                                                                     -------------------    -------------------
                                                                                                 11,470                974,887
                                                                                     -------------------    -------------------

Minority interest                                                                               284,781                   ----
                                                                                     -------------------    -------------------
Stockholders' equity:
       Preferred Stock, Par Value $.0001 Per Share:
          Authorized 5,000,000 Shares: Series A
          Convertible Preferred Stock, Designated
          300 Shares, Issued and Outstanding
          150 and -0- at June 30, 1998 and September 30, 1997, respectively                        ----                   ----
       Common Stock, Par Value $.0001 Per Share;
          Authorized 20,000,000 Shares; 3,300,435 and 3,037,971
          Issued and outstanding at June 30, 1998 and
          September 30, 1997, respectively                                                          330                    304
       Additional Paid -  in capital                                                         10,969,289              9,401,789
       Accumulated deficit                                                                   (8,063,891)            (6,154,989)
                                                                                     -------------------    -------------------
          Total stockholders' equity                                                          2,905,728              3,247,104
                                                                                     -------------------    -------------------

                               Total liabilities and stockholders' equity             $       6,103,142     $        4,587,892
                                                                                     ===================    ===================


   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Nine months ended                           Three months ended
                                                ---------------------------------------     -------------------------------------
                                                June 30, 1998             June 30, 1997       June 30, 1998         June 30, 1997
                                                -------------             -------------     ---------------         -------------
Revenue                                        $    745,132            $      184,407        $     256,091           $     44,704
                                               ------------            --------------        -------------           ------------

Operating Costs
     Cost of sales                                  123,705                     -----              123,705                  -----
     Selling, general
       and administrative                           978,138                   372,446              432,821                146,508
     Compensation and
       related costs                                918,367                   546,154              337,536                174,605
     Production                                      44,570                    63,470               13,339                 25,784
     Occupancy                                       97,244                    35,814               25,064                 12,308
     Professional fees                              540,252                   150,491              138,326                 76,749
                                               ------------            --------------        -------------           ------------
       Total operating costs                      2,702,276                 1,168,375            1,070,791                435,954
                                               ------------            --------------        -------------           ------------

     Loss from operations                        (1,957,144)                 (983,968)            (814,700)              (391,250)
                                               ------------            --------------        -------------           ------------

Other Income (Expense)
     Interest income                                 59,854                     1,002               13,154                  -----
     Rental income                                   60,979                     -----               19,551                  -----
     Interest expense                               (69,447)                 (181,527)             (25,267)              (128,261)
     Minority interest                               (3,021)                    -----               (3,021)                 -----
                                               ------------            --------------        -------------           ------------
       Total other income (expense)                  48,365                  (180,525)               4,417               (128,261)
                                               ------------            --------------        -------------           ------------

     Net loss                                    (1,908,779)           $   (1,164,493)            (810,283)          $   (519,511)
                                               ============            ==============        =============           ============


Weighted Average Shares outstanding               3,127,407                 1,910,166            3,225,050              1,910,166
                                               ============            ==============        =============           ============

Loss Per Share - Basic and
     Diluted                                   $      (0.61)           $        (0.61)       $       (0.25)          $      (0.27)
                                               ============            ==============        =============           ============



   The accompanying notes are an integral part of these financial statments.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                  (Unaudited)




                                                       1998             1997
                                                 -------------     ------------

Cash flows used in operating activities          $  (1,609,159)    $   (666,821)

Cash flows used in investing activities               (843,733)         (22,209)

Cash flows provided by financing activities            641,984          579,784
                                                 -------------     ------------
Net decrease in cash                                (1,810,908)        (109,246)

Cash:
             Beginning of period                     2,554,180          158,377
                                                 -------------     ------------

             End of period                       $     743,272     $     49,131
                                                 =============     ============


The accompanying notes are an integral part of these financial statments.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and Interactive television ("ITV"). The information libraries contain short concise vignettes on various topics such as hotels and resorts, timeshare properties, assisted living facilities and current business information.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Visual Data Corporation ("VDC") and its wholly owned subsidiaries as well as its 51% interest in EDnet, Inc. a publicly held company trading on the OTC BB. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 1997 should be read in conjunction with these statements. The financial information included herein has not been audited. However, in the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of June 30, 1998 and the results of their operations for the nine months and three months ended June 30, 1998 and 1997 and cash flows for the nine months ended June 30, 1998 and 1997. The results of operations and cash flows for the periods are not necessarily indicative of the results of operations or cash flows for a full year.

Recently Issued Accounting Standards

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"). SOP 98-5 requires all non-governmental entities to expense costs of start-up activities, including pre-operating, pre-opening, and organization activities, as those costs are incurred. Adoption of this statement is not expected to have a material effect on the Company's results of operations.

In 1998, the FASB issued SFAS No. 132, "Employer's Disclosure About Pensions and Other Post Retirement Benefits". This Statement revises employers' disclosures about pensions and other post retirement benefit plans. Adoption of this standard will have no impact on the Company's current reporting.

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard will have no impact on the Company's current reporting.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:

                                                                       June 30, 1998             Lives (years)
                                                                       -------------             ------------
      Building                                                            $1,549,182                    39.5
      Furniture and Fixtures                                                 263,681                     5-7
      Equipment                                                              194,427                     5
      Editing and Production Equipment                                       468,113                     3-10
      Computer Equipment                                                     182,989                     3-5
      Software                                                               559,302                     5
      Network and related equipment                                          881,473                     5
      Leasehold improvements                                                  26,183                     5
      Internet Hardware & Software                                           288,697                     3-5
                                                                         -----------                     ---
                                                                           4,414,047
      Less:   Accumulated Depreciation and Amortization                     (990,786)
                                                                         -----------
                                                                          $3,423,261
                                                                         ===========

In May 1998, the Company acquired an interest in two software products in an exchange for common stock valued at $542,500. These products are included in Software above.

NOTE 3 - ISSUANCE OF PREFERRED STOCK

In May 1998, the Company issued 150 shares of Series A Convertible Preferred Stock to institutional investors resulting in proceeds of $692,500, net of directly related expenses.

NOTE 4 - ACQUISITON OF EDNET STOCK

Effective June 19, 1998, the Company purchased a 51% interest in EDnet, Inc. The purchase price totalled $1.4 million, which consisted of (i) $ 698,004 in cash, (ii) common stock and warrants valued at $418,250 and (iii) a promissory note in the amount of $283,746, secured by a second mortgage on the Company's building. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is approximately $1.1 million. The allocation of this excess to individual intangible assets has yet to be determined.

NOTE 5: SUBSEQUENT EVENTS

In August 1998, the Company issued 150 shares of Series A-1 Convertible Preferred Stock to institutional investors resulting in proceeds of approximately $685,000, net of directly related expenses.

During July and August 1998, the Company received additional capital from a private placement to nine accredited investors. The Company received gross proceeds of $675,000, primarily used to fund the acquisition of EDnet, Inc.

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

PLAN OF OPERATION

The Company's current plan of operation includes continuing to expand its marketing of its "View" libraries. The Company will continue to expand its base of travel agencies as well as to increase the distribution of the HotelView(R) Library over the Internet. The HotelView.com website has been significantly upgraded and the new pricing model, which includes creating transactional revenues as well as hosting fees, has been implemented. During the balance of fiscal 1998, management intends to expand the HotelView(R) Library and AttractionView(TM) Library as well as implement the DestinationView(TM) /SiteBytes(TM) Library. HotelView revenues to date have been delayed due to a restructuring of the business model as well as a new Internet site and marketing strategy. CareView revenues have been delayed based on the site software and Internet software requiring more time to develop than was originally anticipated.

The CareView(TM) Library is currently being marketed in South Florida and the New York metro area. CareView provides not only a video tour of nursing homes and assisted living facilities, but brings to consumers information about bed availability and type of insurance accepted to aid them in the decision making process. CareView is currently contained on a computer which is placed in hospital discharge planning offices and other locations, such as senior resource centers, where potential clients and their families can access the information. It is anticipated that the CareView Library will be available on the Internet during the fourth quarter of fiscal 1998.

On May 20, 1998 the Company acquired certain assets of Digital Criteria Technologies, Inc. including CareerSelect, a database and search software for resume and job posting and Real Estate Select, a database and search software for querying and displaying available real estate (Commercial and Residential). Both programs require further software development to be accessible via the Internet. In addition, some new features will be added by the Company's Internet software development group and offered during the next fiscal year. The Company exchanged 140,000 shares of its common stock for the software and related assets.

The Company entered into an agreement to purchase 51% of the common stock of EDnet, Inc. effective June 19, 1998, for $1.4 million. Total consideration paid included (i) cash of $698,004, (ii) 75,000 shares of common stock and 50,000 warrants valued at $418,250, and (iii) a secured promissory note in the amount of $283,746. EDnet is engaged in the business of providing a low cost network for the transport of real time audio and video for the entertainment industry. The transaction was completed on July 27, 1998.

Also in June 1998, the ResortView website was put on the Internet and the first timeshare Resort video was completed and put on-line. The Company signed a contract with VIP International to provide connectivity with the world wide travel agent network enabling travel agents to book directly into the resort properties. The developers benefit by earning rental revenue on excess room inventory as well as receive a new source of lead generation. In addition to its standard subscription fees, the Company will also receive a percentage of the commission that VIP collects from the resort as a result of the booking.

During the quarter ended June 30, 1998, the Company began training the PR Newswire sales staff and has been working with the PR Newswire operations personnel to establish the ordering and production processes for the products they are marketing for the Company's subsidiary Video News Wire Corporation. These products include; Video News Wires, a television news-like presentation of corporate press releases for distribution on the Internet, Video Clips, a short video that the Company will store and serve on behalf of a customer, and Corporate Profile, a one day taping of the Company, its facilities, products, officers, etc. and the creation of an "about the Company video presentation" as well as an archive of video for inclusion in future Video News Wires.

The Company recognized revenues of $256,091 during the third quarter of fiscal 1998, representing an increase of $211,387 over revenues of $44,704 for the same period in fiscal 1997. Visual Data Corporation recorded $200,060 of revenue from its newly acquired subsidiary EDnet, Inc. Revenues from HotelView recognized during both periods includes new sales and renewals. The balance of the Company's revenue came from initial contracts signed by CareView, billings by the Company's internet software development group and fees earned by Video News Wire.

Interest expense during the nine months and three months ended June 30, 1998 consisted of amounts paid on the Company's first mortgage on its building: interest expense for the corresponding periods ended June 30, 1997 consisted primarily of amortization of discounts on notes payable.

Selling, general and administrative expenses increased approximately $605,692 or 163% during the first nine months of fiscal 1998 as compared to the same period last year, reflecting the growth of HotelView's sales and marketing activities and website development, as well as the rollout of the other libraries and related websites. This increase includes approximately $66,600 of EDnet, Inc. expense. Increases occurred in Internet related expense, research and marketing consulting, travel and depreciation. HotelView has spent approximately 75% of the $75,000 budgeted for magazine advertising to the trade, producing a newsletter aimed primarily at travel agents and producing new collaterals for distribution to potential clients. The Company anticipates further increases in selling, general and administrative expenses during the remaining quarter of fiscal 1998, relative to comparative periods in fiscal 1997, as it continues to implement its business plan.

Compared to the first nine months of last year, compensation and related costs increased by 68% due to growth in both sales and technical staff. The increase in occupancy costs from $35,814 to $97,244 reflects the increased expense due to the move to the Company's 25,000 square foot building in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

On May 8, 1998 the Company completed the sale of 150 shares of Convertible Preferred Stock to two institutional investors resulting in net proceeds to the Company of $692,500. The Preferred Stock bears interest at 5% per annum and is convertible into common shares at a conversion price based on various criteria. The investors are obligated to purchase 150 additional shares of Convertible Preferred Stock upon the Company meeting certain conditions including registration of the underlying common stock and shareholder approval of the issuance of common stock in excess of 19.99% of currently outstanding shares.

On August 11, 1998, the Company completed the sale of 150 shares of Convertible Preferred Stock to an institutional investor resulting in net proceeds to the Company of approximately $685,000. The terms and conditions were similar to the sale of Preferred Stock in May except that there is no provision for an additional investment by this investor.

In addition, during July and August 1998, the Company received additional capital from a private placement of 266,666 shares, at prices ranging from $2.25 to $3.00, to nine accredited investors. The Company received gross proceeds of $675,000 primarily used to fund the acquisition of EDnet, Inc.

The Company believes it has sufficient working capital to fund its current plan of operations until its subsidiaries begin producing revenues sufficient to sustain operations. However in the event management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital. There are no assurances that such capital will be available to the Company on terms and conditions it finds acceptable.

In addition, the Company is considering alternatives regarding its current mortgage on its headquarters facility such as selling the building with a lease back provision, refinancing, or negotiating with the current lender for an extension of the current mortgage. In any event, the Company does not anticipate having to use working capital to satisfy its obligations.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue. The Company has reviewed all software and hardware used internally by the Company in all support systems to determine whether they are Year 2000 compliant. Most of the Company's software has already been upgraded by the manufacturer or was recently purchased and is Year 2000 compliant. The Company expects to have its remaining Year 2000 compliant systems in place by December 1998. The Company also intends to implement and test these solutions prior to any anticipated impact of the Year 2000 issue on its systems. The Company does not believe that the aggregate cost for the Year 2000 issue will be material. The Company, however, cannot predict the effect of the Year 2000 issue on entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company will be formulating a contingency plan with respect to such entities with which it does business.

Any new software, hardware or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         In May 1998, the Company completed a sale of 150 shares Series A Convertible Preferred Stock pursuant to Regulation 506(D)

         See MD&A for discussion of issuance of shares in exchange for software and related assets.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Shareholder's Meeting was held on May 14, 1998. At the Annual Meeting, the Company's shareholders were asked to consider and vote upon the following matters:

         1. The election of five members to the Company's Board of Directors to serve until the Company's 1999 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and
         2. The ratification of the appointment of Arthur Andersen, LLP as auditors of the Company's financial statements for the fiscal year ending September 30, 1998.

The following five members of the Company's Board of Directors were duly elected:

         Director         Votes For       Votes Against       Votes Withheld
         --------         ---------       -------------       --------------

Randy S. Selman           1,786,273                               18,400
Alan M. Saperstein        1,786,273                               18,400
Ben Swirsky               1,780,973           5,300               18,400
Brian K. Service          1,486,273                               18,400
Eric Jacobs               1,782,184           4,089               18,400

The results of the vote on the ratification of the appointment of Arthur Andersen, LLP as auditors of the Company's financial statements for the fiscal year ending September 30, 1998, were as follows:

        Votes For                 Votes Against             Votes Withheld
        ---------                 -------------             --------------

        1,794,923                     1,400                      8,350


Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  None.

         (b)  Reports filed on Form 8-K

              8-K filed May 19, 1998   Item 5. Other Events   Sale of Preferred
              Convertible Stock
              8-K filed June 3, 1998   Item 5. Other Events   Acquisition of
              Assets

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Visual Data Corporation,
                                        a Florida corporation



Date: August 18,  1998                  /s/ Randy S. Selman
                                        --------------------------------------
                                        Randy S. Selman,
                                        President, Chief Executive Officer and
                                        Acting Chief Financial Officer