Form 10QSB/A
period 1998-06-30
VISUAL DATA CORP
filed 1998-10-15
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to _______


         Commission file number 000-22849

                             Visual Data Corporation
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

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


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes (x) No ( )

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 12, 1998 the registrant had issued and outstanding 3,732,100 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

         The Registrant hereby amends the items of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 as set forth below:

                                     PART II

Item 2.           Changes in Securities.

         In November 1997 the Company acquired certain assets of Armigeron Information Services, Inc., including web servers with supporting network infrastructure, and context sensitive web technology which allows for highly complex interactive web site development, in exchange for 25,000 shares of the Company's restricted Common Stock in a private transaction exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to
Section 4(2) of the Securities Act. The purchaser was a sophisticated investor, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the prospective investment, and had access to or was provided with relevant financial and other information relating to the Company.

         In May 1998 the Company completed the sale of 150 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at a purchase price of $5,000 per share to two institutional investors, Themis Partners, L.P. and Heracles Fund, in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The two institutional investors were accredited investors, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investments, and had access to or were provided with relevant financial and other information relating to the Company.

         The buyers have agreed to purchase an additional 150 shares of Series A Preferred subject to certain conditions contained in the Securities Purchase Agreement between the Company and such buyers, a copy of which was filed as an exhibit to the Report on Form 8-K as filed by the Company with the Securities and Exchange Commission (the "Commission") on May 19, 1998. The initial purchase resulted in gross proceeds to the Company of $750,000. The Series A Preferred Stock bears interest at 5% per annum, payable upon conversion of the preferred shares and is payable in kind at the Company's option. At October 19, 1998 the Series A Preferred is convertible into the Company's Common Stock at a price equal to the lesser of (i) $2.9046, subject to adjustment, or (ii) a floating conversion price determined by multiplying a Conversion Percentage in effect as of such date by the market price for the Company's Common Stock. The base Conversion Percentage, which is subject to additional adjustment as set forth below, shall be 84.62% for the first 180 days from the closing and 79.62% for any day thereafter. The market price for the Company's Common Stock shall be the average of the three lowest closing bid prices for such Common Stock during the 20 consecutive trading days immediately preceding such date. The fixed conversion price and Conversion Percentages are subject to additional adjustment as hereinafter set forth.

         Following the initial closing date, the buyers shall be obligated to purchase and the Company will be obligated to sell an additional 150 shares of Series A Preferred under the same terms and conditions as the initial shares so issued, provided a series of conditions have been met including, but not limited to, (i) the Company shall have attained shareholder approval permitting issuance of the shares of Common Stock underlying the Series A Preferred in accordance with applicable law, which such approval was obtained on September 4, 1998 (ii) the Company's registration statement relating to the Common Stock issuable upon conversion of the Series A Preferred has been declared effective by the Commission, (iii) there has been no change in the listing of the Company's Common Stock on The Nasdaq SmallCap Market or threat thereof, (iv) the closing bid price of the Company's Common Stock is greater that $2.50 per share on the day immediately preceding the notification of such closing, and (v) there has not been a materially adverse change in the business or financial condition or results of operations of the Company.

         Under the terms of the Securities Purchase Agreement, the Company was obligated to prepare and file a registration statement providing for the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred by August 15, 1998 if the Company chose to file a Form S-3 registration statement (the Company filed such registration statement on Form S-3, file number 333-62071, on August 21, 1998) and to use its best efforts to have such registration declared effective by September 30, 1998 (provided that if the Commission reviews the registration statement on Form S-3 and in connection with such review requests the audited financial statements of the Company's year ending September 30, 1998, in order to declare such registration effective, the deadline shall be extended to October 30, 1998). Such registration statement was not filed by August 15, 1998 nor was it declared effective as of September 30, 1998; accordingly, both the base fixed Conversion Percentage and the base variable Conversion Percentage were reduced to the percentages hereinabove set forth and each of the fixed conversion price and base Conversion Percentages will be further reduced by an additional .06 percent for each calendar day thereafter until such registration statement has been declared effective.

         Also in May 1998, the Company acquired certain assets of Digital Criteria Technologies Inc., a Florida corporation, in exchange for 140,000 shares of restricted Common Stock of the Company and warrants to purchase an additional 70,000 shares of Common Stock, all as more fully set forth in the Report on Form 8-K as filed by the Company with the Commission on June 3, 1998. The transaction was a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The purchaser was an accredited investor, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the prospective investment, and had access to or was provided with relevant financial and other information relating to the Company. The warrants are exercisable at a price of $3.18 per share until April 7, 2002. The Company has granted holders of the shares of Common Stock and the shares of Common Stock underlying the warrants with piggyback registration rights, provided, however, the Company has agreed to file registration for such securities no later that one year from April 1998.

         On July 27, 1998, the Company completed the acquisition of 8,563,417 shares of the common stock, or approximately 51%, of EDnet, Inc., a Colorado corporation ("EDnet"), all as more fully set forth in the Report on Form 8-K as filed by the Company with the Commission on August 11, 1998. The transaction was a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The purchaser was an accredited investor, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the prospective investment, and had access to or was provided with relevant financial and other information relating to the Company. The purchase price for the EDnet shares was approximately $0.1635 per share and the consideration tendered by the Company consisted of (a) cash in the amount of $698,004.32; (b) five year warrants to purchase 50,000 shares of the Company's restricted Common Stock, valued at $2.74 per warrant; (c) 75,000 shares of the Company's restricted Common Stock valued at $3.75 per share; and (d) a secured promissory note of the Company in the aggregate principal amount of $283,745.68. The note is secured by a mortgage on the Company's principal executive offices. In addition, the Company received options to acquire at an exercise price of $.10 per share, the number of shares actually purchased upon exercise of each option, warrant and other convertible security of EDnet outstanding at the date of closing. Based upon the number of convertible securities outstanding, the Company has the right to purchase up to an aggregate of 6,542,722 shares of EDnet's common stock. The Company's right to exercise the options shall accrue on the date of exercise of the corresponding outstanding option and shall expire on the first anniversary of the exercise date of each such outstanding option.

         On August 11, 1998 the Company completed the sale of 150 shares of the Company's Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred"), resulting in gross proceeds to the Company of $750,000, all as more fully set forth in the Company's Report on Form 8-K as filed by the Company with the Commission on August 21, 1998. The shares of Series A-1 Preferred were purchased by WEC Investors IV, LLC, an institutional investor, in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The institutional investor was an accredited investor, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the prospective investment, and had access to or was provided with relevant financial and other information relating to the Company.

         The designations, rights and preferences of the Series A-1 Preferred, including the base fixed conversion price, base fixed Conversion Percentage and base variable Conversion Percentage (including the applicable additional reductions) and registration rights are substantially similar to those of the Series A Preferred, although the purchaser of the Series A-1 Preferred is not the same as the purchasers of the Series A Preferred and, to the knowledge of the Company, there if no affiliation between such purchasers. The purchaser of the Series A-1 Preferred has no obligation or right to purchase any additional shares of such security from the Company. In no event shall any holder of Series A-1 Preferred be entitled to convert shares in excess of the number of shares of Series A-1

Preferred which, upon conversion, would cause the aggregate number of shares of Common Stock beneficially owned by such holder and its affiliates to exceed 4.99% of the outstanding shares of Common Stock following such conversion.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

No.                        Description

10(i) Agreement dated March 9, 1998 by and between Interval International, Inc. and CondoView Corporation.

10(ii) Agreement dated March 30, 1998 by and between Video News Wire Corporation and P.R. Newswire, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Visual Data Corporation,
                                          a Florida corporation

Date: October 15, 1998                   By: /s/ Randy S. Selman
                                             -------------------
                                             Randy S. Selman,
                                             President, Chief Executive Officer
                                             and Acting Chief Financial Officer