Form 10KSB
period 1998-09-30
VISUAL DATA CORP
filed 1999-01-13
CIK 919130

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

         Commission file number 000-22849

                             Visual Data Corporation
                             -----------------------
                 (Name of small business issuer in its charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
                                   ----------
                      (I.R.S. Employer Identification No.)

                   1291 SW 29 Avenue, Pompano Beach, FL 33069
                   ------------------------------------------
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number   954-917-6655
                                     ------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      none
                                      ----
                              (Title of each class)

                    Name of each exchange on which registered
                    -----------------------------------------
                                 not applicable

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. $ 1,880,842 for the 12 months ended September 30, 1998.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the Company's common stock on January 8, 1999 is approximately $43,719,288.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 7, 1999, 5,249,590 shares of Common Stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes __            No   X

         The discussion in this Annual Report on Form 10-KSB regarding the Company and its business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

                                     PART I

Item 1.  Description of Business

General

         Visual Data Corporation (the "Company"), a Florida corporation formed in May 1993, produces, markets, distributes and owns rich media content used for advertising products, and creating consumer based portfolio libraries for use on the Internet and eventually, Interactive Television. The Company's growing portfolio of full-motion video information libraries contain short concise vignettes relating to consumer products, corporate information, hotel rooms, nursing homes, timeshare resorts and attractions. These multi- media information libraries are designed to capture the interest of the general public in order to generate revenues from advertising, subscriptions, viewership, E-Commerce transactions and sponsorships. Using the latest technology in video editing combined with a global network of veteran camera crews, the Company is able to maintain high quality and consistency in its video productions. The Company has developed strategic partnerships in order to enhance its marketing efforts.

         Management believes the Company is positioned to take advantage of the technological advancements concerning video on the Internet. Over the past year streaming technology has made it possible for large video files to be viewed by consumers without long download times and the quality was acceptable even if using a 56K modem. During the first half of 1999, a new compression standard (MPEG-4) will be available for consumer use that will not only provide "TV-like" quality at speeds above 56K but will also improve the video quality on even slower speed modems. This new technology is expected to boost consumer demand for video content. The Company will be positioned to offer its production, marketing, and distribution services to all businesses looking to enrich their presence on the Internet.

         As hereinafter used, the "Company" includes Visual Data Corporation and its subsidiaries.

Products and Services

         The Company's products and services are marketed through five wholly owned independent business divisions, HotelView Corp., Video News Wire Corp., ResortView Corp. (formerly CondoView Corporation), CareView Corp. and TalentView, that provide administration, marketing and sales for their respective brands. A sixth division is majority (51%) owned EDnet, Inc., a Colorado corporation (OTCBB: DNET).

         HotelView (www.hotelview.com)

         HotelView Corp., a Florida corporation ("HotelView") provides hotels and resorts the ability to promote their properties via the Internet using a two to three minute video tour. Revenues are generated through contracts ranging from one to three years, at approximately $4,500 per year, plus a per-view charge of up to $0.25 each time the video advertisement is played. Some of the hotels currently featured in the HotelView(R) library include Anaheim Hilton & Towers, Hotel Baltschug Moscow Kempinski, Colony Hotel, Toronto, Canada, Eden Roc Resort and Spa in Miami, Hilton at Walt Disney World Village, Hotel Nikko San Francisco, the Mirage in Las Vegas, New Otani Kaimana Beach Hotel in Hawaii, Ritz Carlton Laguna Niguel, California, Schlosshotel Vier Jahreszeiten Berlin, Turnberry Isle Resort & Club, Miami and the Waldorf Astoria in New York.

         The video tours can be accessed through HotelView's own web site (www.hotelview.com) and hundreds of other travel sites, such as TravelWeb.com (Pegasus Systems, Inc.). In addition, major hotel chains such as Hilton, Westin, Nikko, and Doubletree have websites that are linked to the HotelView videos. By clicking on the HotelView(R) icon, viewers are able to take a detailed look at the prospective hotel's guestrooms, grounds, meeting space, recreational facilities and dining venues.

         HotelView has focused its efforts on gaining major endorsements and signing chain wide agreements with major hotel companies. In June 1998, HotelView signed a chain-wide agreement with Nikko Hotels, a subsidiary of Japan Airlines with 47 hotels around the world. In September 1998, the Company signed a flagship agreement with South Seas Resorts, a part of MeriStar Hospitality Corporation (NYSE: MHX), one of the five largest hotel REIT's in the country, with over 115 properties in the U.S and Canada, for a minimum of nine properties. HotelView has been endorsed by the 27,000 member American Society of Travel Agents (ASTA) and has won the "Best Hotel-Room Preview" award and a 4 Star rating from Yahoo! Internet Life.

         HotelView has also reached an agreement with Carlson Wagonlit Travel Associates, the country's No. 1 travel agency franchisor, which enables Carlson's more than 7,000 leisure agents to access the HotelView library via Carlson's proprietary network.

         As part of its overall travel offering, the Company complements its HotelView(R) product with video information on the destination (DestinationView(TM)) and nearby attractions (AttractionView(TM)). These libraries allow the consumer to experience all aspects of their travel decision prior to commitment. Existing DestinationView(TM) clients include the Greater Boston Convention and Visitor Bureau and the Greater Fort Lauderdale Convention and Visitor Bureau. Existing AttractionView(TM) clients include the United Nations in New York, the Kennedy Space Center in Florida and Busch Gardens in Tampa.

         During the past year HotelView has evolved from a little known travel agent information tool, running on laser discs in the travel agent office, to what management believes is a globally recognized leader in the hotel and travel industry via its rich media content and advertising programs distributed on the Internet. In making this transition, the Company has delayed the anticipated revenue generation but has created a larger scale program that will not only create more revenue but also provide additional channels for revenue generation. The Company is now deriving revenues from the annual subscriptions and viewing charges. This new business model and distribution methodology combined with several strategic partnerships has increased market presence and revenue opportunities for the Company.

         Video News Wire (www.videonewswire.com)

         In May 1998, the Company formed Video News Wire Corp., a Florida corporation ("Video News Wire") and signed a joint venture with PR Newswire, Inc. ("PR Newswire"), the world's leading electronic distributor of corporate news releases. This wholly owned subsidiary of the Company creates and distributes "TV-news-like" video press releases via the Internet. Using the Company's worldwide camera crew network, Video News Wire also produces "About The Company" presentations and provides coverage of corporate events. Revenues are generated through the production and storage of basic and enhanced versions of video press releases, video corporate profiles and video footage of events.

         Video News Wire was officially launched in August 1998. Existing clients include Chrysler Corporation, Delta Airlines, McDonald's Corporation, Real Networks, Seagate Technologies, Subway Sandwiches and Salads, United News and Media, and Warner Brothers.

         Video News Wire and PR Newswire have a mutually exclusive agreement covering the production and global marketing of Video News Wire's products. PR Newswire has been transmitting full-text corporate news releases for more than four decades and is the preferred method of disclosure by public companies. Headquartered in New York, PR Newswire has approximately 130 salespeople and 27 bureaus nationwide as well as an office in London, handling approximately 300,000 press releases for approximately 33,000 business clients annually. The Company's management estimates that two-thirds of the press releases are applicable to the Video News Wire service.

         ResortView (www.resortview.com)

         ResortView Corp., a Florida corporation ("ResortView") was incorporated in December 1997 and commenced operations in June of 1998 to service a joint venture signed in March 1998 with Interval International, Inc. ("Interval International"), a leader in the timeshare exchange business. Interval International, known as the Quality Vacation Exchange Network, provides service to more than 860,000 timeshare owners worldwide. The company's network features nearly 1,600 resorts. Interval International maintains its world headquarters in Miami, Florida and has 31 other offices worldwide.

         The timeshare industry is a rapidly growing segment of the hospitality/travel/leisure market, with annual sales of over $6 billion and annualized growth of over 16%. ResortView is designed to use video advertising in conjunction with the Global Distribution System (GDS), the electronic database that all 650,000 travel agents around the world use to research and book rooms in hotels, to promote lead generation and rental income for resort developers. ResortView provides the developer with the ability to advertise its resort to a more targeted (and larger) prospect audience. As a result of the Company's strategic alliance with VIP International Corporation ("VIP International"), a ResortView property can be booked by travel agencies worldwide via the GDS, or by consumers at home or work via the Internet. ResortView is currently the only company able to supply this combination of video advertising on the Internet and travel agent connectivity to the timeshare industry.

         Revenues are generated via a membership fee of approximately $10,000 per resort, plus ResortView receives a 3% commission on each booking generated by the travel agents via the VIP International alliance. Clients include Harbour Lights in Myrtle Beach, Newport Beachside Crown Plaza in Miami Beach, Villas of Fairways and Treetops in Bushkill, PA and Villas of Izatys in Minnetonka, MN.

         Management believes ResortView is the most innovative lead generation and revenue tool for developers in the timeshare industry. The link via a relationship with VIP International enables travel agents to book room nights in the timeshare facilities as easily as booking a standard hotel room. This capability, along with the video, provides travel agents and consumers an easy way to preview and book these types of facilities. In the past, resort developers have incurred considerable advertising expense to entice consumers to visit their facilities in order to sell them on purchasing a timeshare apartment. ResortView enables them to introduce their properties to an expanded group of potential buyers while earning incremental revenues from the sale of excess room inventory.

         CareView  (www.careview.com)

         In August 1997 the Company formed CareView Corporation, a Florida corporation ("CareView"). The CareView(TM) product has been designed to assist family members with locating an appropriate Skilled Nursing Facility or an Assisted Living Facility for the elderly or infirmed. With dedicated computer "kiosks" in major hospitals and other referral centers, as well as worldwide access via the Internet, both the health care professional and the lay person can utilize CareView(TM) to save time and effort in choosing the right facility.

         Member facilities are featured with a full-motion, narrated video tour as well as many other features such as a printable information sheet, e-mail links for requesting more information, and a quick reference list of services and amenities. Hospital case managers are able to access a real-time bed availability database, and built-in e-mail paging functions to save time in locating suitable facilities.

         The CareView(TM) system is currently being offered in the South Florida and New York City metro areas. Officially launched in September 1998, CareView(TM) has enrolled 20 long-term care facilities and is being used in 33 hospitals and two senior resource centers.

         Typical contracts with the long term care facility provide for an annual fee of $5,000-$8,000. It is expected that in each of the current regions that 60+ facilities will join the program and the Company will begin expanding into other major metropolitan areas in 1999.

         EDnet, Inc. (www.ednet.net)

         On June 20, 1998, the Company acquired a 51% interest in EDnet, Inc., a Colorado corporation ("EDnet") whose common stock is listed on the OTC Bulletin Board under the symbol DNET. Based in California, EDnet is a systems integrator and network service provider, specializing in the transmission of digitized audio and video over wide area networks (WANs). EDnet's client base of more than 500 companies includes LucasFilm's Skywalker division, Sony Entertainment, Disney, MGM, Capitol Studios, Warner Brothers, NFL Films and PGA Tour Productions.

       The purchase price for the 8,563,417 shares of EDnet common stock acquired by the Company was $1,400,000, which was tendered as follows: (i) cash in the amount of $698,004.32; (ii) five year warrants to purchase 50,000 shares of the Company's Common Stock, valued at $2.74 per warrant; (iii) 75,000 shares of the Company's Common Stock valued at $3.75 per share; and (iv) a secured promissory note of the Company in the aggregate principal amount of $283,745.68, which is secured by a second mortgage on the Company's principal executive offices. See Item 2. Properties.

         In addition, the Company received options to acquire, at an exercise price of $.10 per share, the number of shares actually purchased upon exercise of each option, warrant and other convertible security of EDnet outstanding at the date of closing. Based upon the number of convertible securities outstanding, the Company has the right to purchase up to an aggregate of 6,542,722 shares of EDnet's common stock. The Company's right to exercise the options shall accrue on the date of exercise of the corresponding outstanding option and shall expire on the first anniversary of the exercise date of each such outstanding option.

         In December 1998, EDnet sold substantially all of the assets and certain of the liabilities of its wholly-owned subsidiary, Internet Business Solutions, Inc. ("IBS"), for a purchase price of $1,000,000. The assets acquired by the buyer included office and computer equipment used by IBS in its business of web site development and design, as well as receivables and certain other intangible assets. At closing, EDnet received $900,000 of the purchase price, with the remaining $100,000 deposited into an interest bearing escrow account established for the benefit of EDnet. Such amount will be released in full to EDnet in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the buyer.

         EDnet recently introduced its new video transmission product which it is selling to its existing customer base as well as advertising agencies and production companies. The Company believes that EDnet will continue to increase its revenues through additional sales of audio and video equipment and increased usage of its networks.

         TalentView (www.talentview.com)

         In March 1998, the Company entered into an agreement with Digital Criteria Technologies to become the exclusive marketer of VoiceSelect, a multimedia database and search technology for professional voice talent. Under the terms of the agreement, the Company will act as the Internet host for VoiceSelect and will market the product through the Company's TalentView division to advertising agencies, talent agencies and voice talent. The Company will earn a percentage of the gross revenues generated by VoiceSelect. The Company was also given right of first refusal to purchase the product.

         The Company expects to introduce its TalentView library in January 1999 and anticipates that it will begin generating revenues during the quarter ending March 31, 1999. Due to the existing database of approximately 4,000 voices, management believes that the Company can gain immediate credibility with the industry and begin charging the customer base an annual fee. Combined with the customer base of EDnet, which will be given free access to the library, the voice talent membership will have an immediate distribution to the top production, recording and motion picture studios in the country.

Competition

         The Company is engaged in a highly competitive segment of the industry. The Company may compete directly or indirectly with many companies who provide specialized information such as content concerning hotels, attractions, resorts and long-term care facilities. A number of these competitors, which include hotel chains, airlines and other travel-related organizations, are larger, better capitalized, more established and have greater access to the resources necessary to produce a competitive advantage. There are no assurances that the Company will be able to compete favorably in the future.

Employees

         The Company currently has 41 full-time employees.

Item 2.  Description of Property

         In September 1997, the Company purchased from an unaffiliated third party a 25,000 square foot facility in Pompano Beach, Florida which now serves as the Company's corporate headquarters and houses all of its production, marketing and distribution activities exclusive of its EDnet subsidiary. The aggregate purchase price paid for the facility was $1,475,000, comprised of $475,000 in cash and an 18 month first mortgage in the principal amount of $1,000,000, bearing interest at the rate of 8.75% per annum, with 15 year amortization. At maturity on March 31, 1999, the amount due under the mortgage, which is held by an unaffiliated financial institution, will be approximately $963,000. In addition, in connection with the Company's purchase of 51% of EDnet, the Company granted EDnet a second mortgage on its corporate headquarters as collateral for a promissory note. See "Item 1. Description of Business - Products and Services - EDnet, Inc."

Item 3.  Legal Proceedings

         The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 4, 1998 the Company held a special meeting of its shareholders to approve the possible issuance of in excess of 19.99% of the then presently issued and outstanding Common Stock of the Company upon the conversion of the Company's Series A Convertible Preferred Stock. Such resolution was approved by the Company's shareholders at the special meeting. Of the 3,300,435 shares entitled to vote on the proposed resolution, holders of 1,656,455 shares, or approximately 50.2%, representing a majority of the issued and outstanding shares of Common Stock, voted as follows:

                                     No. of Shares      % of those voting
                                     -------------      -----------------

Votes "For"                            1,573,391             95.0%
Votes "Against"                           65,270              3.9%
Votes "Abstained"                         17,794              1.1%

         Subsequently, on December 4, 1998 all 150 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of that class, were converted into 464,240 shares of Common Stock, representing 9.9% of the issued and outstanding shares of Common Stock giving effect to such conversion.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         On July 30, 1997 the Company's Common Stock and Warrants began trading on The Nasdaq SmallCap Market(TM) ("Nasdaq") under the symbols VDAT and VDATW, respectively. Prior to such date, there had been no market for the Company's Common Stock. The following table sets forth the high and low closing or sale prices of the Company's Common Stock for each quarter since the stock began trading on July 30, 1997. The following quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                             Closing Price
                                                             -------------

                                                         High            Low
                                                         ----            ---
July 30, 1997 through September 30, 1997                 $6.00           $5.50
October 1, 1997 through December 31, 1997                $5.63           $2.38
January 1, 1998 through March 31, 1998                   $4.25           $2.25
April 1, 1998 through June 30, 1998                      $4.75           $2.75
July 1, 1998 through September 30, 1998                  $3.8125         $1.3125
October 1, 1998 through December 31, 1998                $6.875          $2.125

         On January 8, 1999, the closing bid price for the Common Stock was $8.75 and the closing bid price for the Warrants was $3.56. As of January 8, 1999, the approximate number of record holders of the Company's Common Stock was
206. The Company, however, believes its has in excess of 800 beneficial owners of its Common Stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         The Company recognized revenues of $1,880,842 during the fiscal year ended September 30, 1998, representing an increase of approximately 874% from revenues for fiscal 1997. Included in the Company's revenues for fiscal 1998 are revenues of $1,340,602 which the Company recorded from its newly acquired subsidiary EDnet. EDnet's revenues are derived from the sale of equipment, usage fees related to their network which allows the exchange of high quality audio, video, multimedia and data communications, and Website development and consulting fees. Visual Data Corporation recorded $250,000 of revenue as a signing fee when it entered into a marketing agreement whereby the Company , through its TalentView division, will be marketing and distributing a database and search engine software product. Revenues from HotelView recognized during fiscal 1998 includes new sales and renewals, which amounted to approximately $200,000, and the balance of the Company's revenue during fiscal 1998 came from initial contracts signed by CareView, billings by the Company's Internet Technologies group and fees earned by Video News Wire. Revenues recognized by the Company during fiscal 1997 were limited to the redemption of room credit balances due to bookings made by the HotelView travel agency network and video tape sales to hotels. The revenues recognized by the Company during fiscal 1998 represent the results of the Company's implementation of its plan of operation which centered on continuing to expand the marketing of its multi-media information libraries that are designed to capture the interest of the general public in order to generate revenues from advertising, subscriptions, viewership, E-Commerce transactions and sponsorships. During fiscal 1998, the recognition of significant revenues from HotelView was delayed from the Company's internal projections due to a restructuring of the business model as well as a new Internet site and marketing strategy. In addition, during fiscal 1998 CareView revenues have been delayed based on the site software and Internet software requiring more time to develop than was originally anticipated. During fiscal 1999, as the Company's business plan is further implemented, management expects to significantly increase the revenues reported by the Company, with the majority of such increases being projected for the last two quarters of fiscal 1999.

         Cost of sales as it apears in the Consolidated Statement of Operations related primarily to EDnet. Selling, general and administrative expenses increased approximately $570,650 or 39.5% during for fiscal 1998 as compared to the same period last year, reflecting the growth of HotelView's sales and marketing activities and website development, as well as the rollout of the other libraries and related websites. This increase includes approximately $483,365 of EDnet expense. Increases occurred in Internet related expense, research and marketing consulting, travel and depreciation. The Company anticipates further increases in selling, general and administrative expenses during fiscal 1999, relative to comparative periods in fiscal 1998, as it continues to implement its business plan.

         Compared to fiscal 1997, compensation and related costs increased by approximately 70% due to growth in both sales and technical staff. Based upon the current levels of staffing, management believes it will be able to further implement the Company's business plan during fiscal 1999 without substantially increasing its compensation and related costs. The increase in occupancy costs reflects the increased expense due to the move to the Company's principal executive offices in September 1997. Professional fees increased for fiscal 1998 over the prior year principally due to non-recurring consulting fees totaling approximately $935,000 that were paid with stock, stock options and warrants. In addition, accounting and legal fees increased from 1997 to 1998. Of the legal fees, approximately $60,000 were associated with a specific contract or transaction and are non-recurring.


         Interest income reported for fiscal 1998 reflects an increase of approximately 126% from fiscal 1997 which consisted primarily of interest earned on the temporary investment of portions of the proceeds from the Company's IPO and other equity infusions. During fiscal 1998 the Company reported rental income of $80,671 which was derived from the rental of a portion of its building under a lease which expires in February 2003. Management expects such income to continue during fiscal 1999. Interest expense for fiscal 1998 reflects a reduction of approximately $945,865 or 90% as a result of a non-recurring, non-cash interest expense of $969,531 incurred in fiscal year 1997 on shareholder loans. The Company's reported interest expense of $96,362 during fiscal 1998 was related to its mortgage and capital leases.

         For fiscal 1999 the Company anticipates further implementation of its business plan, including the introduction of a video "portal", a website that will enable Internet users with high-speed band width access (ISDN or faster) the ability to access video content created by the Company and other video content developers from a single location on the Internet. The Company currently anticipates it will also introduce its TalentView and ProductView libraries during the next fiscal quarter. Additionally, the Company anticipates implementing the latest video compression technology (MPEG-4) as it becomes available. The Company's management anticipates the Company will begin recognizing revenues from these two additional libraries within two to three fiscal quarters following their introduction. In addition, during fiscal 1999 management anticipates the Company will recognize increased revenues from its existing libraries.

Liquidity and Capital Resources

         At September 30, 1998 the Company had a $590,848 cash balance and working capital deficit of $439,440 representing a decrease of approximately $2,785,428 from September 30, 1997. Such decrease reflects cash used for ongoing operating activities, as well as for the initial development and continued expansion of the Company's various web sites, the acquisition of certain of the assets of Armigeron Information Services, Inc., and the acquisition of additional computer hardware, and video editing and production equipment. A significant portion of this decrease is the increase in the current portion of the mortgage note payable of $933,258 which is due March 30, 1999. The Company is considering alternatives regarding the satisfaction of this obligation, including refinancing, and does not anticipate having to use working capital. During fiscal 1998 the Company raised an aggregate of approximately $1,967,200 in net proceeds through the sale of equity securities in several private placements, with $698,000 of such funds being utilized primarily to fund the acquisition of EDnet. The balance was used for general working capital purposes.

         The Company believes it has sufficient working capital to fund its current plan of operations until its subsidiaries begin producing revenues sufficient to sustain operations. However in the event management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital. There are no assurances, however, that such capital will be available to the Company on terms and conditions it finds acceptable. In addition, the Company is considering alternatives regarding its current mortgage on its headquarters facility such as selling the building with a lease back provision, refinancing, or negotiating with the current lender for an extension of the current mortgage. In any event, the Company does not anticipate having to use working capital to satisfy its obligations.

         In October 1998 the Company received notification from The Nasdaq Stock Market
                                       10
that the Company was not in compliance with the net tangible assets/marketplace capitalization/net income requirement for continued listing on The Nasdaq SmallCap Market(TM) based upon the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998. While The Nasdaq Stock Market(TM) noted that the Company provided internal financial statements which demonstrated compliance with the requirement, as a result of the Company's "burn rate", The Nasdaq Stock Market(TM) concluded that the Company would fall below the minimum requirement for continued listing after November 1, 1998. In December 1998, at a Nasdaq Hearing, the Company presented a definitive plan to The Nasdaq Stock Market(TM) to demonstrate its ability to maintain continued compliance with the Nasdaq net tangible asset requirement. The Company's plan included the completion of a private placement of its Common Stock to result in proceeds of approximately $875,000, as well as a guarantee of a total of $1,500,000 in capital contributions through March 31, 1999. Subsequent to the Hearing, the Company has completed sales of its Common Stock resulting in proceeds of approximately $940,000, as well as warrant exercises resulting in proceeds of $214,000. As a result of the foregoing transactions, the Company believes that it is and will continue to be in compliance with all Nasdaq continued listing requirements, although there can be no assurance that The Nasdaq Stock Market(TM) will concur.

YEAR 2000 COMPLIANCE

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue. The Company has reviewed all software and hardware used internally by the Company in all support systems to determine whether they are Year 2000 compliant. Most of the Company's software has already been upgraded by the manufacturer or was recently purchased and is Year 2000 compliant. The Company expects to have its remaining Year 2000 compliant systems in place by March 1999. The Company also intends to implement and test these solutions prior to any anticipated impact of the Year 2000 issue on its systems. The Company does not believe that the aggregate cost for the Year 2000 issue will be material. The Company, however, cannot predict the effect of the Year 2000 issue on entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company will be formulating a contingency plan with respect to such entities with which it does business.

         In addition, we utilize third-party equipment, software and content, including non-information technology systems, such as our security system, building equipment and non-capital IT systems embedded microcontrollers that may not be Year 2000 compliant. We are in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of our non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software, or content to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations, and financial condition.

         Any new software, hardware or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

RECENTLY ISSUED ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact on the Company's financial statements as net loss was the same as comprehensive income for all periods presented.

In 1997, the FASB issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas of operations and major customers. The Company adopted SFAS No. 131 on

October 1, 1998. In the opinion of management, adoption of this standard will not have a material impact on the Company's reporting disclosures.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"). SOP 98-5 requires all non-governmental entities to expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. Adoption of this statement is not expected to have a material effect on The Company's results of operations.

Item 7.  Financial Statements

The Company's financial statements are contained in pages F-1 through F-21 as follows.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

         Name                               Age                        Position
         ----                               ---                        --------

Randy S. Selman                             42                Chairman and Chief Executive Officer
Alan M. Saperstein                          39                Executive Vice President and Director
Ben Swirsky                                 56                Director
Brian K. Service                            51                Director
Eric Jacobs                                 51                Director

Randy S. Selman. Since the Company's inception in May 1993, Mr. Selman has served as the Company's Chief Executive Officer, President, and a director and since September 1996, its acting Chief Financial Officer. Mr. Selman is also a member of the Remuneration Committee of the Board of Directors. Since July 1998 Mr. Selman has been Chairman of the Board of EDNET. From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (Nasdaq SmallCap: SKTC), a publicly-traded software development company. SKTC develops and markets software for point-of-sale with complete back office functions such as inventory, sales analysis and communications. Mr. Selman founded SKTC in 1985 and was involved in the company's initial public offering in 1989. Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

Alan M. Saperstein. Mr. Saperstein has served as the Company's Executive Vice President, Secretary, Treasurer and a director since its inception in May 1993. Mr. Saperstein also serves as an alternate member of the Remuneration Committee of the Board of Directors. Since July 1998 Mr. Saperstein has been a member of the Board of Directors of EDNET. From March 1989 until May 1993, Mr. Saperstein was a free-lance producer of video film projects. Mr. Saperstein has provided consulting services for corporations which have set up their own sales and training video departments. From 1983 through 1989, Mr. Saperstein was the Executive Director/Entertainment Division of NFL Films where he was responsible for supervision of all projects, budgets, screenings and staffing.

Benjamin Swirsky. Mr. Swirsky has been a member of the Board of Directors since July 1997 and serves on the Audit and Remuneration Committees of the Board of Directors. Mr. Swirsky is the owner of Beswir Properties Inc., an investment capital company. Since June 1998 Mr. Swirsky has been Chairman and CEO of Nextel Group, Inc., a telecommunications company which is a subsidiary of Easy Access, Inc., a publicly-traded company (OTCBB: EZZZ). From June 1993 until January 1998, Mr. Swirsky was President and Chief Executive Officer of Slater Steel, Inc., a publicly traded company listed on the Toronto Stock Exchange (SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky is also a member of the Board of Directors of the Four Seasons Hotel Corp., a chain of first class hotels located throughout the world, and serves on the Audit, Compensation and Governance committees of the Board. Mr. Swirsky also sits on the Board of Directors of a number of other companies, including (i) PC DOCS Group International Inc., a Canadian publicly-traded company (Nasdaq: DOCSF, TSE: DXX) where he currently serves as Chairman, (ii) CamVec Corp., a Canadian publicly-traded company (CAT.CV), (iii) MigraTEC Inc., a publicly-traded company (Nasdaq: MIGR) where he currently serves as Chairman, (iv) Easy Access, Inc., a publicly traded company listed on the OTC Bulletin Board (OTCBB: EZZZ), in which he is also a principal shareholder, (iv) Commercial Alcohols, Inc., in which he is also a principal shareholder, (v) Bee Line Monorail Systems, Inc. and (vi) Peregrine Industries, Inc. (OTCBB: HVAC).

Brian K. Service. Mr. Service has been a member of the Board of Directors of the Company since July 1997 and serves on the Audit and Remuneration Committees of the Board of Directors. Since July 1998 Mr. Service as been a member of the Board of Directors of EDnet. Mr. Service is currently an international business consultant with clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994 Mr. Service was CEO and Managing Director of Salmond Smith Biolad, a New Zealand publicly-traded company. From October 1986 to October 1992 he was CEO and Executive Chairman of Milk Products Holding (North America) Inc., a wholly-owned subsidiary of the New Zealand Dairy Board in Santa Rosa California, which was the sole marketer of New Zealand dairy products in North America.

Eric Jacobs. Mr. Jacobs has been a member of the Board of Directors since July 1997. From March 1996 until August 1997, Mr. Jacobs was Vice President and General Manager of the Company's wholly owned subsidiary, Hotel View(R) Corporation and thereafter he has served as Vice President and General Manager of the Company's wholly owned subsidiary, ResortView Corporation. Since October 1998 Mr. Jacobs has been a member of the Board of Directors of EDnet. Since 1976, Mr. Jacobs has served as the Chairman of the Miami Beach Visitor and Convention Authority and since September 1993 as

Chairman of the Greater Miami and the Beaches Hotel Association. Since 1972 Mr. Jacobs has been a member of Miami Beach Chamber of Commerce and has served as its Chairman since September 1996. From 1972 through October 1993, Mr. Jacobs was the owner, President, and General Manager of the Tarleton Hotel, Miami Beach, Florida.

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

Directors' Compensation

         Directors who are not employees of the Company receive $1,000 per meeting as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors' meetings. Pursuant to the Company's 1996 Stock Option Plan (the "Plan"), directors who are not 10% stockholders or employees may receive a grant of Common Stock and non-qualified stock options as described under the Plan. In the alternative, at the option of the Company, the Company may grant outside directors fair market value options outside of the Plan.

         On July 30, 1997, as amended, the Company granted to each of Messrs. Service and Swirsky options outside of the Plan to each acquire 100,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The term of these options is five years from the date of grant, with 50,000 options vesting on the first anniversary of the date of grant, 25,000 vesting on the second anniversary of the date of grant and the remaining 25,000 vesting on the third anniversary of the date of grant. Once vested, the options remain exercisable until the expiration date thereof. In the event, however, either Mr. Service or Mr. Swirsky are not members of the Company's Board of Directors at the time the options vest, they will no longer be entitled to receive such options.

         On January 9, 1998 the Company granted Mr. Jacobs options outside the Plan to acquire 50,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The term of these options is five years from the date of grant, with 25,000 options vesting on July 30, 1998. Once vested, the options remain exercisable until the expiration date thereof. In the event, however, Mr. Jacobs is not employed by the Company at the time the options vest, he will no longer be entitled to receive such options.

Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended September 30, 1998 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 1998, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 1998, other than certain filings by Messrs. Selman, Saperstein, Jacobs and David E. Goodman, the Company's former Chief Operating Officer. As a result of ministerial errors, the Forms 4 related to certain option grants in January 1998 to each of Messrs. Selman, Saperstein and Jacobs were not filed until March 1998. Likewise, as the result of a ministerial error, the Form 3 filing for Mr. Goodman related to the granting of certain options in August 1997 was not filed until December 1997.

Item 10. Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by the Company in each of the last three fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                                                                Long - Term
                                    Annual Compensation                         Compensation Awards
                                    -------------------                         -------------------

Name and                                             Other Annual      Restricted  Options                All Other
Principal Position         Year     Salary  Bonus    Compensation       Stk Awds  SARs(#)        LTIP     Compen.
------------------         ----     ------  -----    ------------       --------  -------        ----     -------
Randy S. Selman,           1998     $145,563  -0-    $2,413(1)         -0-               -0-      -0-          -0-
President, Chief           1997     $123,350  -0-    $2,100(2)         -0-               -0-      -0-          -0-
Executive Officer,         1996     $ 83,000  -0-    $2,175(3)         -0-          137,230       -0-          -0-
Acting Chief Financial
Officer, Director

Alan Saperstein,           1998     $145,563  -0-    $6,769(4)         -0-               -0-      -0-          -0-
Vice President,            1997     $123,350  -0-    $5,430(5)         -0-               -0-      -0-          -0-
Secretary and              1996     $ 83,000  -0-    $5,928(6)         -0-          137,230       -0-          -0-
Director

David E. Goodman(7)        1998     $143,046  -0-    $  321(7)         -0-               -0-      -0-          -0-
Executive Vice             1997     $ 19,130  -0-    $   -0-           -0-               -0-      -0-          -0-
President and              1996     $     -0- -0-    $   -0            -0-               -0-      -0-          -0-
Chief Operating

                                                        15

-----------------

(1) Includes $511 for disability insurance and $1,902 for medical insurance.
(2) Includes $672 for disability insurance and $1,428 for medical insurance.
(3) Includes $568.70 for disability insurance and $1,524.14 for medical insurance.
(4) Includes $321 for disability insurance and $6,448 for medical insurance.
(5) Includes $424 for disability insurance and $5,006 for medical insurance.
(6) Includes $424.08 for disability insurance and $5,503.11 for medical insurance.
(7) Mr. Goodman served in such position from August, 1997 until October, 1998. Includes $321 for disability insurance.

                 OPTION GRANTS IN YEAR ENDED SEPTEMBER 30, 1998

                                                                 Individual Grants
                                                                 -----------------

                           No. of Securities         % of Total Options
                           Underlying                Granted to Employees           Exercise     Expiration
Name                       Options Granted           in Fiscal Year                 Price        Date
-------------------------------------------------------------------------------------------------------------------
Randy S. Selman,
President, Chief
Executive Officer,
Acting Chief
Financial Officer,
Director                   375,000(1)                         31.25%            $2.00            (1)

Alan Saperstein,
Vice President,
Secretary and
Director                   375,000(2)                         31.25%            $2.00            (2)

David E. Goodman,
Executive Vice
President and
Chief Operating
Officer                    400,000(3)                         33.3%             $2.50            (3)

---------------

(1) Granted pursuant to the terms of the Amended and Restated Employment Agreement between Mr. Selman and the Company. Of such amount, 0 options vested during the year ended September 30, 1998, 125,000 options vested on January 8, 1999 and the remaining options vest in equal parts on each of January 8, 2000 and January 8, 2001. The options are exercisable for four years from the vesting date. All vested options remain unexercised as of January 8, 1999. The options automatically vest and are immediately exercisable in the event of a change of control of the company, constructive termination of Mr. Selman or termination of Mr. Selman by the Company other than for cause. See Item 13. Exhibits and Reports on Form 8-K. The initial exercise price of the options was $2.50; in November 1998 the Board of Directors reduced the exercise price to $2.00 as a result of the decline in the market price of the Company's Common Stock and to continue to incentivize senior management.

(2) Granted pursuant to the terms of the Amended and Restated Employment Agreement between Mr. Saperstein and the Company. Of such amount, 0 options vested during the year ended September 30, 1998, 125,000 options vested on January 8, 1999 and the remaining options vest in equal parts on each of January 8, 2000 and January 8, 2001. The options are exercisable for four years from the vesting date. All vested options remain unexercised as of January 8, 1999. The options automatically vest and are immediately exercisable in the event of a change of control of the company, constructive termination of Mr. Saperstein or termination of Mr. Saperstein by the Company other than for cause. See Item 13. Exhibits and Reports on Form 8-K. The initial exercise price of the options was $2.50; in November 1998 the Board of Directors reduced the exercise price to $2.00 as a result of the decline in the market price of the Company's Common Stock and to continue to incentivize senior management.

(3) Mr. Goodman served as the Company's Chief Operating Officer until October 1998. The options are exercisable until October, 2002 at an exercise price of $2.50 per share.

         In November 1998 the Company granted each of Messrs. Selman and Saperstein options to acquire 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share as a bonus for their achievement in reaching certain revenue goals.

           AGGREGATE OPTION EXERCISES IN YEAR ENDED SEPTEMBER 30, 1998
                           AND YEAR-END OPTION VALUES

                                                        No.of Securities
                                                       Underlying Options              Value of Unexercised
                                                           Options at                 In-the-Money options at
                         Shares                         September 30, 1998              September 30, 1998(1)
                       Acquired on      Value          --------------------           -----------------------
Name                    Exercise       Realized     Exercisable      Unexercisable   Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------------
Randy S. Selman,
President, Chief
Executive Officer,
Acting Chief
Financial Officer          -0-          n/a          387,230(2)        375,000          $374,188            $46,875


Alan Saperstein,
Vice President,
Secretary and
Director                   -0-          n/a          387,230(2)        375,000          $374,188            $46,875

David E. Goodman,
Executive Vice
President and
Chief Operating
Officer(3)                 -0-          n/a          100,000           400,000          $ 12,500            $50,000

---------------

(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $2.625 per share, being the closing price of the Company's Common Stock on September 30, 1998 as reported The Nasdaq SmallCap Market(TM).

(2) Of such exercisable options, at September 30, 1998 137,230 options were exercisable at $.00016 per share and the remaining 250,000 options were exercisable at $2.50 per share. All unexercisable options have an exercise price of $2.50 per share at September 30, 1998. See Option Grants in Year Ended September 30, 1998 above.

(3) Mr. Goodman was the Company's Chief Operating Officer until October 1998. The options are exercisable at $2.50 per share. See Option Grants in Year Ended September 30, 1998 above.

Employment Agreements

         Effective January 9, 1998, the Company entered into amended and restated employment agreements (the "Agreements") with Randy S. Selman, the Company's Chief Executive Officer, President, acting Chief Financial Officer, and a director, and with Alan Saperstein, the Company's Executive Vice President, Secretary, Treasurer and a director. The Agreements between the Company and each of Messrs. Selman and Saperstein are substantially similar and superseded in their entirety previous employment agreements between the Company and each of Messrs. Selman and Saperstein. The term of the Agreement is for three years from the effective date of the Agreements and is renewable for successive one year terms unless terminated. The annual salary under each of the Agreements is $137,500, which amount will be increased by 10% each year. Messrs. Selman and Saperstein are also each eligible to receive an annual bonus in cash or stock equal to 2% of the Company's earnings before income tax, depreciation and amortization (EBITDA) on that portion of EBITDA that has increased over the previous year's EBITDA. Additionally, each of Messrs. Selman and Saperstein were granted options (which contain certain anti-dilution provisions) to purchase 375,000 shares of Common Stock at $2.00 per share, as adjusted, vesting 125,000 options on each anniversary date of the effective date of the Agreement. The options, which are exercisable for a period of four years from the vesting date, automatically vest upon the occurance of certain events, including a change in control of the Company, constructive termination (as defined in the Agreement) of the employee, or the termination of the employee other than for cause.

         The Agreements also provide, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to employees and executives of the Company, (ii) an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Messrs. Selman and Saperstein, and (iii) benefits in the event of disability and contain certain non-disclosure and non-competition provisions. Additionally, Messrs. Selman and Saperstein may be granted certain bonus incentives by the Company's Board of Directors. Furthermore, the Company has agreed to indemnify each of them for any obligations or guaranties which either of them may have undertaken on behalf of the Company.

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

Incentive and Nonqualifed Stock Option Plan

         On February 9, 1997 the Board of Directors and a majority of the Company's stockholders adopted the Company's 1996 Stock Option Plan. The purpose of the Plan is to increase the employees', advisors, consultants' and non-employee directors' proprietary interest in the Company and to align more closely their interests with the interests of the Company's stockholders. The purpose of the Plan is also to enable the Company to attract and retain the services of experienced and highly qualified employees and non-employee directors.

         The Company has reserved an aggregate of 200,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). As of the date hereof, no options have been granted under the Plan. The Board of Directors or a Committee of the Board of Directors (the "Committee") will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price. As of this date, the Board of Directors has not established a separate Committee.

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

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Code, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of January 7, 1999 there are 5,249,590 shares of Common Stock issued and outstanding. The following table sets forth, as of the close of business on January 7, 1999, (a) the name, address and number of shares of each person known by the Company to be the beneficial owner of more than 5% of any class of each the Company's voting securities and (b) the number of shares of each class of voting securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Unless otherwise indicated, the address for each person is 1291 SW 29 Avenue, Pompano Beach, FL 33069.


Name and                                    Amount of                           Percentage
Address of                                  Beneficial                          of
of Beneficial Owner                         Ownership of Stock                  Class (4)
-------------------                         ------------------                  ---------
Randy S. Selman(1)                            865,849                           14.4%
Alan M. Saperstein(2)                         887,173                           14.8%
Benjamin Swirsky(3)                            50,000                            (5)
Brian K. Service(4)                            85,938                            1.6%
Eric Jacobs(6)                                 68,600                            1.3%
Frederick A. DeLuca(7)                        270,000                            5.1%
All Officers and
Directors(1)(2)(3)(4)(6)                    1,957,560                           28.2%

----------------

(1) Includes options to acquire an aggregate of 137,230 shares of Common Stock at an exercise price of $.00016 per share and options to acquire an aggregate of 625,000 shares of Common Stock at an exercise price of $2.00 per share. Excludes options to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share that have not yet vested.

(2) Includes options to acquire an aggregate of 137,230 shares of Common Stock at an exercise price of $.00016 per share and options to acquire an aggregate of 625,000 shares of Common Stock at an exercise price of $2.00 per share. Excludes options to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share that have not yet vested.

(3) Includes options to purchase 50,000 shares at $2.00 per share, but excludes options to acquire an aggregate of 50,000 shares of Common Stock at an exercise price of $2.00 per share granted in August 1997 immediately following the Company's initial public offering, which have not yet vested. Mr. Swirsky's address is 350 Fairlawn Avenue, Toronto, Ontario, Canada.

(4) Includes options to purchase 50,000 shares at $2.00 per share and options to purchase an additional 25,000 shares at $3.00, but excludes options to acquire an aggregate of 50,000 shares of Common Stock at an exercise price of $2.00 per share granted in August 1997 immediately following the Company's initial public offering, which have not yet vested. Mr. Service's address is 123 Red Hill Circle, Tiburon, CA 94920.

(5)      Less than 1%.

(6) Includes 5,000 Warrants purchased in the open market and includes options to acquire an aggregate of 50,000 shares of Common Stock at an exercise price of $2.00 per share.

(7) Excludes an aggregate of 157,683 shares of Common Stock owned of record by Fleet National Bank, N.A., Trustee U/A Frederick A. DeLuca 102 Qualified Annuity Trust of which Mr. DeLuca disclaims beneficial ownership. Mr. DeLuca's address is 325 Bic Drive, Milford, CT 06460.

Item 12. Certain Relationships and Related Transactions

         In February 1997 the Company granted each of Messrs. Selman and Saperstein, executive officers and directors of the Company, options to acquire 137,230 shares of the Company's common stock at an exercise price of $.00016 per share as a bonus.

         In August 1998 Eric Jacobs, a director of both the Company and EDnet, lent EDnet $200,000 under a one year unsecured promissory note bearing interest at 12% per annum. Such funds were used by EDnet for general working capital. As additional consideration for such loan, Mr. Jacobs received a warrant to purchase 50,000 shares of EDnet's common stock at an exercise price of $.20 per share. Such loan was repaid in full by EDnet on January 8, 1999.

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      Exhibits
                  --------

Exhibit No.                         Description
-----------                         -----------
1(a)              Form of Underwriting Agreement.(1)
1(b)              Form of Selected Dealers Agreement.(1)
3(i)(a)           Articles of Incorporation(1)
3(i)(b)           Articles of Amendment dated July 26, 1993(1)
3(i)(c)           Articles of Amendment dated January 17, 1994(1)
3(i)(d)           Articles of Amendment dated October 11, 1994(1)
3(i)(e)           Articles of Amendment dated March 25, 1995(1)
3(i)(f)           Articles of Amendment dated October 31, 1995(1)
3(i)(g)           Articles of Amendment dated May 23, 1996(1)
3(i)(h)           Articles of Amendment dated May 5, 1998(2)
3(i)(i)           Articles of Amendment dated August 11, 1998(6)
3(iii)            By-laws(1)
4(a)              Form of Underwriters' Warrant(1)
4(b)              Warrant Agreement(1)




4(c)              Specimen Common Stock Certificate(1)
4(d)              Specimen Common Stock Purchase Warrant (issued pursuant to the
                  Company's initial public offering on July 30, 1997) (1)
4(e)              Securities Purchase Agreement for Series A Preferred(2)
4(f)              Registration Rights Agreement for Series A Preferred (2)
4(g)              Securities Purchase Agreement for Series A-1 Preferred(6)
4(h)              Registration Rights Agreement for Series A-1 Preferred(6)
4(i)              Form of Warrant to Purchase Common Stock(6)
10(a)             Agreement between HotelView Corporation and Pegasus Systems, Inc.
                  dated January 14, 1997(1)
10(b)             Form of Stock Option Plan(1)
10(c)             Third Amended and Restated Employment Agreement between the
                  Company and Randy S. Selman(7)
10(d)             Third Amended and Restated Employment Agreement between the
                  Company and Alan Saperstein(7)
10(e)             Contract for Purchase and Sale of Real Property(3)
10(f)             Asset Purchase Agreement between the Company and Digital Criteria
                  Technologies, Inc.(4)
10(h)             Securities Purchase Agreement between the Company and EDnet, Inc.(5)
10(h)             Option Agreement between the Company and EDnet, Inc.(5)
10(i)             Agreement dated March 9, 1998 by and between Interval International, Inc.
                  and CondoView Corporation(8)
10(j)             Agreement dated March 30, 1998 by and between Video News Wire
                  Corporation and P.R. Newswire, Inc.(8)
21                Subsidiaries of the Company
23                Consent of Arthur Andersen LLP
27                Financial Data Schedule

----------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2, Registration No. 333-18819, as amended and declared effective by the Commission on July 30, 1997
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 1998
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 1998
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 1998
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 1998
(7) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-3, Registration No. 333-62071, as amended and declared effective by the Commission on November 3, 1998
(8) Incorporated by reference to the Company's Report on Form 10-QSB/A for the period ended June 30, 1998 as filed with the Commission on October 15, 1998
                                       23

(b)      Reports on Form 8-K
         -------------------

         On October 7, 1998 the Company filed a report on Form 8-K/A which contained audited financial statements of EDnet, Inc. for the fiscal years ended June 30, 1998 and 1997, as well as unaudited consolidated financial information for the Company. On October 15, 1998 the Company filed a report on Form 8-K/A which contained an updating of the biographical information of Benjamin Swirsky, a director of the Company, and a signed Report of Independent Auditors which was omitted from the October 7, 1998 Form 8-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visual Data Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Visual Data Corporation

                              By: /s/ Randy S. Selman
                                  ----------------------------------------------
                                      Randy S. Selman, President, Chief
                                      Executive Officer, Acting Chief Financial
                                      Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                    Date
         ---------                         -----                    ----

/s/ Randy S. Selman               Director, President,              January 12, 1999
-------------------------------   Chief Executive Officer,
                                  Acting Chief Financial
                                  Officer


/s/ Alan M. Saperstein            Director, Vice President          January 12,1999
-------------------------------   and Secretary

/s/ Ben Swirsky                   Director                          January 12, 1999
-------------------------------

/s/ Brian K. Service              Director                          January 12, 1999
-------------------------------


/s/ Eric Jacobs                   Director                          January 12, 1999
-------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-1

Consolidated Balance Sheets as of September 30, 1998 and 1997            F-2

Consolidated Statements of Operations for the Years Ended
   September 30, 1998 and 1997                                           F-3

Consolidated Statements of Stockholders' Equity for the Years
   Ended September 30, 1998 and 1997                                     F-4

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1998 and 1997                                           F-5

Notes to Consolidated Financial Statements                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Stockholders of Visual Data Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Visual Data Corporation and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Data Corporation and Subsidiaries as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
    December 4, 1998.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    September 30,
                                                                                            1998                   1997
                                                                                     --------------------   --------------------
                                     ASSETS

Current assets:
       Cash and cash equivalents                                                     $           590,848    $         2,554,180
       Restricted cash                                                                            20,000                   ----
       Accounts receivable, net of allowance for
          doubtful accounts of $57,941 and $20,898
             at September 30, 1998 and 1997, respectively                                        621,546                 62,695
       Prepaid expenses                                                                          347,888                 60,677
       Other current assets                                                                      168,109                 34,337
                                                                                     --------------------   --------------------
          Total current assets                                                                 1,748,391              2,711,889
                                                                                     --------------------   --------------------

Property, plant and equipment, net                                                             3,535,205              1,861,191
                                                                                     --------------------   --------------------

Excess of purchase price over net assets acquired                                              1,097,243                   ----
                                                                                     --------------------   --------------------

Other                                                                                             13,249                 14,812
                                                                                     --------------------   --------------------

                               Total assets                                          $         6,394,088    $         4,587,892
                                                                                     ====================   ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                              $           477,764    $           142,950
       Accrued expenses                                                                          353,821                 73,035
       Deferred revenue                                                                          131,576                 94,295
       Current portion of obligations under capital leases                                        17,147                 21,856
       Mortgage note payable                                                                     967,023                 33,765
       Notes payable                                                                             240,500                   ----
                                                                                     --------------------   --------------------
          Total current liabilities                                                            2,187,831                365,901
                                                                                     --------------------   --------------------

Obligations under capital leases,
       net of current portion                                                                     15,058                  8,652
Mortgage note payable, net of currrent amount                                                       ----                966,235
                                                                                     --------------------   --------------------
                                                                                                  15,058                974,887
                                                                                     --------------------   --------------------
Commitments and contingencies (Notes 6 & 12)

Minority interest                                                                                306,506                   ----
                                                                                     --------------------   --------------------
Stockholders' equity:
       Preferred Stock, Par Value $.0001 Per Share:
          Authorized 5,000,000 Shares:
       Series A Convertible Preferred Stock, Designated
          300 Shares, Issued and Outstanding 150 and -0-
          at September 30, 1998 and  1997, respectively                                             ----                   ----
       Series A-1 Convertible Preferred Stock, Designated
          150 Shares, Issued and Outstanding 150 and -0- at
          September 30, 1998 and 1997, respectively
       Common Stock, Par Value $.0001 Per Share;
          Authorized 20,000,000 Shares; 3,732,100 and 3,037,971
          Issued and Outstanding at September 30, 1998 and 1997,
          respectively                                                                               373                    304
       Additional paid -  in capital                                                          13,494,945              9,401,789
       Accumulated deficit                                                                    (9,610,625)            (6,154,989)
                                                                                     --------------------   --------------------
          Total stockholders' equity                                                           3,884,693              3,247,104
                                                                                     --------------------   --------------------

                               Total liabilities and stockholders' equity            $         6,394,088    $         4,587,892
                                                                                     ====================   ====================

   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                1998                        1997
                                                                                ----                        ----
Revenue                                                                     $  1,880,842             $      193,038

Operating Costs
     Cost of sales                                                               803,784                      -----
     Selling, general
       and administrative                                                      2,011,815                  1,441,173
     Compensation and
       related costs                                                           1,341,737                    789,165
     Production                                                                   22,354                     83,357
     Occupancy                                                                   157,780                     82,373
     Professional and consulting fees                                          1,006,243                    352,853
                                                                           -------------             --------------
             Total operating costs                                             5,343,713                  2,748,921
                                                                           -------------             --------------

     Loss from operations                                                     (3,462,871)                (2,555,883)
                                                                           -------------             --------------

Other Income (Expense)
     Interest income                                                              68,836                     30,403
     Rental income                                                                80,671                      -----
     Interest expense                                                            (96,362)                (1,042,227)
     Loss on write off of property plant and equipment                             -----                     (6,255)
     Minority Interest                                                           (24,869)                     -----
                                                                           -------------             --------------
             Total other income (expense)                                         28,276                 (1,018,079)
                                                                           -------------             --------------

     Net loss                                                               $ (3,434,595)            $   (3,573,962)
                                                                           =============             ==============

     Weighted Average Shares of Common Stock Outstanding                       3,253,731                  2,509,249
                                                                           =============             ==============


     Loss per Share - Basic and diluted                                     $      (1.06             $        (1.42)
                                                                           =============             ==============

   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 Series A                 Series A-1                    Series B
                                              Preferred Stock           Preferred Stock             Preferred Stock
                                          -------------------------  ----------   ---------  -------------------------------
                                           Shares         Amount      Shares       Amount        Shares           Amount
                                          ---------    ------------  ----------------------  -----------      --------------
Balance, September 30, 1996                185,716     $     19           ---          ---       113,750          $   11
Issuance of shares for
   services and incentives                     ---          ---           ---          ---           ---             ---
Issuance of shares for cash                    ---          ---           ---          ---           ---             ---
Conversion of Preferred Stock             (185,716)         (19)          ---          ---      (113,750)            (11)
Conversion of convertible notes                ---          ---           ---          ---           ---             ---
Exercise of warrants                           ---          ---           ---          ---           ---             ---
Exercise of options                            ---          ---           ---          ---           ---             ---
Issuance of shares for interest expense        ---          ---           ---          ---           ---             ---
Issuance of publicly traded warrants           ---          ---           ---          ---           ---             ---
Net loss                                       ---          ---           ---          ---           ---             ---
                                         ---------    ---------     ---------    ---------  ------------     -----------

Balance September 30, 1997                     ---          ---           ---          ---           ---             ---
Issuance of shares for
   services and incentives                     ---          ---           ---          ---           ---             ---
Issuance of warrants and options
   for services and incentives                 ---          ---           ---          ---           ---             ---
Issuance of shares for assets                  ---          ---           ---          ---           ---             ---
Issuance of warrants for assets                ---          ---           ---          ---           ---             ---
Issuance of shares for cash                    150          ---           150          ---           ---             ---
Exercise of warrants                           ---          ---           ---          ---           ---             ---
Preferred dividends payable                    ---          ---           ---          ---           ---             ---
Net loss                                       ---          ---           ---          ---           ---             ---
                                         ----------   ---------     ---------    ---------  ------------     -----------
Balance September 30, 1998                     150     $    ---           150     $    ---           ---         $   ---
                                         ==========   =========     =========    =========  ============     ===========

(TABLE CONTINUED)


                                               Common Stock              Additional
                                    --------------------------------      Paid in       Accumulated
                                        Shares             Amount         Capital         Deficit
                                    -------------      -------------  --------------   ------------

Balance, September 30, 1996                1,166,275     $    117     $  2,770,281    $(2,581,027)
Issuance of shares for
   services and incentives                    22,500            2          114,500            ---
Issuance of shares for cash                1,000,000          100        4,759,559            ---
Conversion of Preferred Stock                374,329           37               (7)           ---
Conversion of convertible notes              212,500           21          584,354            ---
Exercise of warrants                          59,688            6           86,682            ---
Exercise of options                            2,679            1            3,749            ---
Issuance of shares for interest expense      200,000           20          969,521            ---
Issuance of publicly traded warrants             ---          ---          113,150            ---
Net loss                                         ---          ---              ---     (3,573,962)
                                         -----------   ----------   --------------    -----------

Balance September 30, 1997                 3,037,971          304        9,401,789     (6,154,989)
Issuance of shares for
   services and incentives                   184,785           18          509,017            ---
Issuance of warrants and options
   for services and incentives                   ---          ---          442,619            ---
Issuance of shares for assets                240,000           24          911,226            ---
Issuance of warrants for assets                  ---          ---          261,680            ---
Issuance of shares for cash                  266,665           27        1,964,864            ---
Exercise of warrants                           2,679          ---            3,750            ---
Preferred dividends payable                      ---          ---              ---        (21,041)
Net loss                                         ---          ---              ---     (3,434,595)
                                         -----------   ----------   --------------    -----------
Balance September 30, 1998                 3,732,100     $    373     $ 13,494,945    $(9,610,625)
                                         ===========   ==========   ==============    ===========

   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                            1998                   1997
                                                                                    -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                           $   (3,434,595)      $     (3,573,962)
         Adjustments to reconcile net loss to net
            cash used in operating activities
            Depreciation and amortization                                                      309,458                 64,378
            Write - off of fixed assets                                                            ---                  6,255
            Provision for doubtful accounts                                                    103,545                 53,166
            Minority interest                                                                   24,869
            Write -  off of deferred offering costs                                                ---                650,000
            Issuance of equity securities for:
                Interest expense                                                                   ---                969,531
                Services and incentives                                                        951,654                114,500
            Changes in assets and liabilities:
                Accounts receivable                                                           (313,085)               (73,693)
                Prepaid expenses                                                              (228,388)               (28,532)
                Other current assets                                                            24,368                (34,337)
                Stockholder receivables                                                            ---                 50,000
                Financing costs                                                                    ---                102,000
                Accounts payable and accrued expenses                                           37,597                (13,058)
                Deferred revenue                                                               (27,964)                23,795
                Deferred rent                                                                      ---                 (1,772)
                                                                                    -------------------    -------------------
                       Net cash used in operating activities                                (2,552,541)            (1,691,729)
                                                                                    -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of land and building                                                                 ---             (1,542,949)
     Acquisition of property and equipment                                                    (383,276)              (116,288)
     Acquisitions, net of cash acquired                                                       (747,627)                   ---
     Increase in restricted cash                                                               (20,000)                   ---
     Decrease in deposits                                                                       15,211                  7,062
                                                                                    -------------------    -------------------
                       Net cash  used in investing activities                               (1,135,692)            (1,652,175)
                                                                                    -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from mortgage note payable                                                           ---              1,000,000
     Payments on mortgage note payable and note payable                                        (73,477)                   ---
     Payments on capital leases                                                                (33,013)               (77,927)
     Proceeds from note payable                                                                281,000                    ---
     Conversion of convertible notes                                                               ---                (95,622)
     Issuance of preferred stock                                                             1,376,191                    ---
     Issuance of common stock                                                                  170,450              4,759,671
     Proceeds from sale of  warrants                                                               ---                113,150
     Proceeds from exercise of warrants & options                                                3,750                 90,435
     Proceeds from stockholder loans                                                               ---              1,000,000
     Payments on stockholder loans                                                                 ---             (1,050,000)

                                                                                    -------------------    -------------------
                       Net cash provided by financing activities                             1,724,901              5,739,707
                                                                                    -------------------    -------------------

                       Net increase (decrease) in cash
                        and cash equivalents                                                (1,963,332)             2,395,803
Cash and cash equivalents, beginning of year                                                 2,554,180                158,377
                                                                                    -------------------    -------------------
Cash and cash equivalents, end of year                                                  $      590,848       $      2,554,180
                                                                                    ===================    ===================


                                    continued

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,
                                   (continued)

                                                                                           1998                   1997
                                                                                    -------------------    -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash payments for interest                                                         $       93,687       $         72,696
                                                                                    ===================    ===================

SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:
     Issuance of common shares for:
         Services and incentives                                                               509,035                114,500
     Issuance of warrants and options for:
         Services and incentives                                                               442,619                    ---
                                                                                    -------------------    -------------------
                                                                                        $      951,654       $        114,500
                                                                                    ===================    ===================

     Property and equipment financed by capital lease                                   $       13,952       $         45,813
                                                                                    ===================    ===================


     Accrued dividends payable                                                          $       21,042       $            ---
                                                                                    ===================    ===================



   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Visual Data Corporation ("VDC") was incorporated on May 17, 1993, and in September 1996 commenced its principal operations.

VDC and its wholly owned subsidiaries are in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and Interactive television ("ITV"). The information libraries contain short concise vignettes on various topics such as travel, medicine, nursing homes, timeshare properties and business news. Through September 30, 1997, the Company had been engaged primarily in the production and sale of video vignettes to hotels and their distribution via laser disc players installed in travel agencies throughout the United States. During the year ended September 30, 1998, the primary distribution channel for all of VDC's libraries was the Internet.

EDnet, Inc.("EDnet") a 51% owned subsidiary of VDC, develops and markets integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the U. S. entertainment industry. EDnet, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. It provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business.

On August 4, 1997, VDC closed an initial public offering of 1,000,000 shares of its common stock at $6.00 per share and 1,000,000 redeemable warrants at $0.10 per warrant. In addition, VDC granted the underwriters the option to purchase up to 150,000 additional warrants to cover over-allotments. During September 1997, the underwriters exercised the over-allotment option and purchased an additional 150,000 warrants.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation
----------------------

The accompanying consolidated financial statements include the accounts of VDC and its subsidiaries, HotelView Corporation ("HVC"), CareView Corporation ("CVC"), Video News Wire Corp., ResortView Corporation("RVC")(f/k/a CondoView), and EDnet, Inc., a 51% owned subsidiary. EDnet was acquired on June 20, 1998. Ednet's results have been included in the accompanying consolidated financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Membership fees charged to clients of HotelView, AttractionView, CareView, and ResortView are recognized ratably over the life of their contracts. Initial sign up fees and direct production costs are amortized over the estimated life of the relationship. Deferred revenues for these divisions represent unrecognized sign up fees. Revenues from Video News Wire are recognized when the product is delivered. For the year ended September 30, 1997, the membership revenues were exclusively from HotelView.

A significant component of EDnet's revenue relates to the sale of equipment which is recognized when the equipment is installed. Installation fees are recognized when the installation has been completed. Usage fees are recognized over the period the equipment is used based on the relative usage level. Deferred revenues represent billings in excess of revenue recognized.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost. Property and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Amortization expense on assets acquired under capital leases is included with depreciation expense. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Offering Costs
-----------------------

Prior to September 30, 1996 the Company had incurred $650,000 of costs related to a proposed public offering of the Company's common stock. In accordance with generally accepted accounting principles, as these costs did not benefit the ultimately consummated IPO, they were charged to expense during the fiscal year ended September 30, 1997. These costs are included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended September 30, 1997.

Accounting Estimates
--------------------

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

Income Taxes
------------

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109 deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at September 30, 1998 and 1997. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

Earnings Per Share
------------------

For the years ended September 30, 1998 and 1997, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share(Continued)
-----------------------------

Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the initial public offering price during the twelve month period prior to a public offering are required to be included in the calculation of earnings or loss per share as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the public offering price)even if antidilutive. Accordingly, the weighted average number of shares of common stock outstanding for the year ended September 30, 1997 have been adjusted to reflect the impact of such additional common and common equivalent shares issued at prices below the initial public offering price.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage notes payable, notes payable and obligations under capital leases approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses.

Concentration of Credit Risk
----------------------------

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 2:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:

                                       SEPTEMBER 30,      LIVES
                                    1998         1997    (YEARS)
                                    ----         ----    -------
  Building                       $1,549,782  $1,542,948    39
  Furniture and Fixtures            270,235      26,029     7
  Equipment                         194,934     170,525     5
  Editing and Production Equipment  527,973     169,305    3-10
  Computer Equipment                198,598      55,918    3-5
  Software                          683,980          -0-   3-5
  Network & related equipment       918,450          -0-    5
  Internet Hardware & Software      328,413          -0-   3-5
  Leasehold Improvements             26,183          -0-    7
                                 ----------  ----------

                                  4,698,548   1,964,725
  Less:  Accumulated Depreciation
          and Amortization       (1,163,343)   (103,534)
                                 ----------  ----------

                                 $3,535,205  $1,861,191
                                 ==========  ==========

NOTE 3: PURCHASE OF EDNET, INC.


On July 27, 1998, the Company completed the acquisition of 51% of the common stock of EDnet, Inc. The consideration for the shares consisted of (i) cash in the amount of $698,000; (ii) five year warrants to purchase 50,000 shares of the Company's common stock at $3.00 per share, valued at $2.74 per warrant; (iii) 75,000 shares the Company's common stock valued at $3.75 per share; and (iv) a secured promissory note in the aggregate principal amount of approximately $284,000. The note is secured by a mortgage on VDC's principal executive offices.

In addition, the Company received an option to acquire at an exercise price of $.10 per share, the number of shares actually purchased upon exercise of each option, warrant and other convertible security of EDnet outstanding at the date of closing. Based upon the number of convertible securities outstanding, the Company has the right to purchase up to an aggregate of 6,542,722 shares of EDnet's common stock. The Company's right to exercise the options shall accrue on the date of exercise of the corresponding outstanding option and shall expire on the first anniversary of the exercise date of each such outstanding option.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 3: PURCHASE OF EDNET, INC (CONTINUED)

The acquisition of EDnet has been accounted for under the purchase method of accounting and the results of operations of Ednet are included in the historical financial statements from the date of acquisition. The Company's unaudited pro forma consolidated results of operations assuming the above acquisition had been consummated as of the beginning of the earliest period presented are as follows for the years indicated(in 000's, except per share amounts). The amounts used for EDnet are for the years ended June 30, 1998 and 1997.

                                                     1998            1997
                                                     ----            ----

Revenue                                           $4,544,581       $4,000,408
Loss from operations                             $(4,327,390)     $(5,882,547)
Net loss                                         $(3,251,564)     $(5,825,210)
Net loss per common share-
  Basic and diluted                                    $(.98)          $(2.25)

This transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. As a result of this allocation, $1,115,688 of the purchase price was allocated to excess of purchase price over net assets acquired.

Aggregate purchase price                                      $1,400,000

Net assets acquired:
         Working capital   (deficit)                             (55,933)
         Property and equipment                                  394,806
         Other                                                   227,076
         Minority interest                                      (281,637)
                                                            ------------
                                                                 284,312
                                                            ------------
Excess of purchase price over
  net assets acquired                                         $1,115,688
                                                            ============

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
                                         SEPTEMBER 30,
                                     1998            1997
                                     ----            ----

Year Ending September 30, 1998    $         -       $ 27,403
                          1999         20,184          9,134
                          2000         13,865              -
                          2001          4,237              -
                                  -----------      ---------
Total Minimum Lease Payments           38,286         36,537
Less:Amount Representing Interest      (6,081)        (6,029)
                                  -----------      ---------
Present Value of Minimum Lease
 Payments                              32,205         30,508
     Current Portion                  (17,147)       (21,856)
                                  -----------      ---------

     Long-Term Portion            $    15,058       $  8,652
                                  ===========      =========


NOTE 5: NOTES PAYABLE AND OTHER DEBT

Notes Payable

Notes payable consist of the following as of September 30:

                                                                                      1998       1997
                                                                                      ----       ----
Note payable-related party to a director of VDC, with original principal of
$200,000 at 12% interest. The principal balance and accrued interest is due on
August 3, 1999. Accrued interest payable
as of September 30, 1998 is $3,814.                                                $200,000     $     -

Notes payable-related party to an officer and employees, interest at 6% per annum, uncollateralized. Accrued interest payable as of September 30, 1998 is
$15,127. The notes are subordinated to the $250,000 credit line discussed below for a period of six months. Notes are due
on demand thereafter.                                                                40,500           -
                                                                                 ----------     -------

                                                                                   $240,500     $     -
                                                                                 ==========     =======

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                                NOTES TO FINANCIAL STATEMENTS

NOTE 5: NOTES PAYABLE AND OTHER DEBT(CONTINUED)

Mortgage Note Payable

Mortgage note payable consists of the following as of September 30,:

                                                                                    1998           1997
                                                                                    ----           ----
Note payable to an unrelated financial institution, interest payable at 8.75% on a 15 year amortization, principal balance and any accrued interest due March 31,
1999, secured by a mortgage on VDC's
facility in Pompano Beach Florida.                                                $967,023     $1,000,000
                           less: current portion                                  (967,023)       (33,765)
                                                                                 ---------     ----------
                                                                                  $   ----     $  966,235
                                                                                 =========     ==========

During the fiscal year ended September 30, 1997, VDC, in exchange for $1,000,000 in cash, issued units ("1997 Units") consisting of notes payable in the aggregate amount of $1,000,000 ("1997 Notes") and common stock aggregating 200,000 shares. The 1997 Notes were unsecured, with an interest rate of 10% and were due the earlier of one month after the effective date of the Company's IPO or one year from the date of the note. The 1997 Notes were repaid during August 1997. Non - cash interest expense in the amount of $969,531 was recorded during the fiscal year ended September 30, 1997.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

As of September 30, 1998,the Company leases office space and certain equipment under various noncancelable operating leases. The leases begin to expire in March 2000. Future minimum lease payments required under the noncancelable leases are as follows:

                                                        Operating
                           Year Ending June 30:          Leases
                                                      -----------
                             1999                      $ 188,052
                             2000                        149,572
                             2001                        111,092
                             2002                        111,092
                             2003                         86,203
                                                      ----------
Total minimum lease payments                           $ 646,011
                                                      ==========

Rent expense for the years ended September 30, 1998 and 1997 aggregated $52,146 and $42,071, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS

NOTE 6:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Contracts
--------------------

The Company's President, Vice President and COO have entered into employment agreements with the Company. The three year contracts provide for the granting of 375,000 options to the President and the Vice President at an exercise price of $2.50 to vest at the rate of 125,000 on each anniversary of the effective date of the amended contract. The COO is to vest in 150,000 options at the first anniversary of the effective date and 125,000 each anniversary thereafter for a total of 400,000 options. The contracts further provide for an annual bonus in cash or stock equal to 2% of the Company's increase in earnings as defined therein.

In addition to the above, EDnet has contracts with several of its key employees that expire at dates through December 31, 2000. At September 30, 1998, the commitment under all of the EDnet contracts was approximately $980,000.

Underwriter Warrants
--------------------

In connection with the IPO, the Company granted to the underwriters rights to purchase from VDC up to 100,000 shares of common stock and 100,000 warrants. They are initially exercisable at a price of 140% of the initial public offering price per share of common stock (or the exercise price per share for the warrants) for a period of four years commencing one year from the effective date of the registration statement and are restricted from sale, transfer and assignment for a specified period. Such warrants continue to be outstanding at September 30, 1998.

NOTE 7: REVENUE

In March 1998, the Company entered into an agreement with Digital Criteria Technologies whereby it obtained an exclusive license to market VoiceSelect, a multimedia database and search technology for professional voice talent, via the Internet. Under the terms of the agreement, VDC will act as the Internet host for VoiceSelect and will market the product through VDC's TalentView division to advertising agencies, talent agencies and voice talent. Upon consummation of the contract the Company received a non-refundable signing fee of $250,000 which is included in Revenue in the accompanying statement of operations for the year ended September 30, 1998. The Company is also entitled to a percentage of the revenues generated by VDC's development and marketing efforts.
VDC was also given right of first refusal to purchase the product.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7: REVENUE(CONTINUED)

Revenue by type for the years ended September 30, 1998 and 1997 are as follows:

                                               1998                1997
                                               ----                ----

Membership contracts                          $230,913           $193,038
Signing fee                                    250,000               ----
Sales:
   Equipment sales                             376,581               ----
   Installation fees                           171,036               ----
   Usage fees                                  388,681               ----
   Web design and consulting                   441,081               ----
   Other                                        22,550               ----
                                           -----------        -----------

                                            $1,880,842        $   193,038
                                           ===========        ===========

NOTE 8:  CAPITAL STOCK

Preferred Stock
---------------

Series A convertible preferred stock issued in March 1995 was convertible at the holder's option into 2 shares of common stock. Accordingly, at September 30, 1996 232,145 shares of common stock was reserved for this contingency. Each share of the Series A preferred stock had two votes per share and votes with the common stock. Holders of Series A preferred stock were entitled to a liquidation distribution of $3.50 per share before any distributions were made on any other capital stock of VDC. The shares had no dividend rights. These shares were converted into 185,716 shares of common stock during the fiscal year ended September 30, 1997.

Series B convertible preferred stock issued in November 1995 was convertible at the holder's option into 2 shares of common stock. Each share of the Series B preferred stock had two votes per share and votes with the common stock. Holders of Series B preferred stock were entitled to a liquidation distribution of $4.00 per share after the Series A shareholders had been paid their liquidation distribution and before any other distributions were made on any other capital stock of VDC. The shares had no dividend rights. These shares were converted into 113,750 shares of common stock during the fiscal year ended September 30, 1997.

On May 8, 1998, the Company completed the sale of 150 shares of its Series A Convertible Preferred Stock ("Preferred A")to two institutional investors resulting in gross proceeds of $750,000. The Preferred A bears interest at five percent per annum, payable upon conversion of the preferred shares to common shares and is payable in common shares at the Company's option.

                           VISUAL DATA CORPORATION AND SUBSIDIARIES
                             NOTES TO THE FINANCIAL STATEMENTS

NOTE 8:  CAPITAL STOCK(CONTINUED)

Preferred Stock(Continued)
-------------------------

Dividends payable of $15,833 on the Preferred A is included in accrued expenses at September 30, 1998. The Preferred A is convertible into VDC's Common Stock at a price equal to the lesser of (i) $3.0428, subject to adjustment, or (ii) a floating conversion price determined by multiplying a Conversion Percentage in effect as of such date by the market price for VDC's Common Stock. The Conversion Percentage is 87.76% for the first one hundred eighty (180) days from the closing and 82.76% for any day thereafter, subject to adjustment. The market price for VDC's Common Stock shall be the average of the three lowest closing bid prices for such Common Stock during the twenty (20) consecutive trading days immediately preceding such date.

Following the initial closing date, the Buyers shall be obligated to purchase and VDC will be obligated to sell an additional 150 shares of Preferred Stock under the same terms and conditions as the initial shares so issued, provided a series of conditions have been met.

On August 11, 1998 VDC completed the sale of 150 shares of VDC's Series A-1 Convertible Preferred Stock (the "Preferred A-1") to an institutional investor resulting in gross proceeds of $750,000. The Preferred A-1 bears interest at 5% per annum, payable upon conversion of the Preferred Stock, and is payable in kind at VDC's option. Dividends payable of $5,208 related to the Preferred A-1 is included in accrued expenses at September 30, 1998. The Preferred A-1 is convertible into VDC's Common Stock at a price equal to the lesser of (i) $3.0428 per share, or (ii) a floating conversion price determined by multiplying a Conversion Percentage in effect as of such date by the Market Price for VDC's Common Stock. The Conversion Percentage shall be 87.76% for the first 180 days from the issuance date of the Preferred A-1 and 82.76% for any day thereafter. The Market Price for VDC's Common Stock shall be the average of the three lowest closing bid prices for such Common Stock during the twenty (20) consecutive trading days immediately preceding such date. In no event shall any holder of Preferred A-1 be entitled to convert shares in excess of the number of shares of Preferred A-1 which, upon conversion, would cause the aggregate number of shares of Common Stock beneficially owned by such holder and its affiliates to exceed 4.99% of the outstanding shares of Common Stock following such conversion.

Common Stock
------------

Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

                           VISUAL DATA CORPORATION AND SUBSIDIARIES
                              NOTES TO THE FINANCIAL STATEMENTS

NOTE 8:  CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
-----------------------

VDC had reserved 1,760,451 and 1,033,645 shares of common stock for issuance relating to unexpired options and warrants at September 30, 1998 and 1997, respectively.

Reverse Stock Split
-------------------

The financial statements have been retroactively adjusted to reflect the effect of a 1 to 1.6 reverse stock split, which occurred in July 1997.


NOTE 9:  INCOME TAXES

The deficit accumulated during the development stage (inception through August 31, 1996) of approximately $2,025,000 is capitalized for income tax purposes as accumulated start-up costs, and is being amortized over a 60 month period beginning September 1, 1996. VDC has a net operating loss carryforward as of September 30, 1998 of approximately $7 million for federal income tax purposes, inclusive of the amortization of the start-up-costs, which expires September 30, 2001. VDC has recorded a valuation allowance of approximately $2,800,000 with respect to any future tax benefits arising from any net operating losses and the amortization of the start-up costs due to the uncertainty of their ultimate realization.


NOTE 10: RECENTLY ISSUED ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact on the Company's financial statements as net loss was the same as comprehensive income for all periods presented.

In 1997, the FASB issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas of operations and major customers. VDC adopted SFAS No. 131 on

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 10: RECENTLY ISSUED ACCOUNTING STANDARDS(CONTINUED)

October 1, 1998. In the opinion of management, adoption of this standard will not have a material impact on the Company's reporting disclosures.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"). SOP 98-5 requires all non-governmental entities to expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. Adoption of this statement is not expected to have a material effect on VDC's results of operations.


NOTE 11: STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

At September 30, 1998, there were vested options to purchase an aggregate of 1,296,916 shares of common stock outstanding at exercise prices ranging from $.00016 to $5.60 expiring between March 1999 and September 2002. In addition to the Underwriter Warrants discussed above, at September 30, 1998, there were warrants to purchase an aggregate of 463,535 shares of common stock outstanding at exercise prices ranging from $2.80 to $6.60 expiring between May 1999 and June 2003.

The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") in the fiscal year ended 1997. VDC has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options.

VDC has granted a total of options to purchase 1,935,041 shares of Common Stock to management and directors. Detail of option activity is as follows:

                                                            Weighted
                                                Number      Average           Number      Weighted Average
                                              of Shares  Exercise Price     of Shares      Exercise Price
       ----------------------------------------------------------------------------------------------------------
                                                         1998                           1997
       ----------------------------------------------------------------------------------------------------------
       Balance, beginning of year           632,720           $5.98            282,720       $  5.95
       Expired during year                   (2,679)          $1.40                -             -

       Granted during year                1,305,000           $2.77            350,000         $6.00
                                          ---------                            -------

       Balance, end of year               1,935,041           $3.82            632,720         $5.98

       ----------------------------------------------------------------------------------------------------------
       Exercisable at end of year         1,135,041           $4.59            532,720         $5.97


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 11: STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES (CONTINUED)

The following table summarizes the pro forma consolidated results of operations of VDC as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                         Year Ended
           -----------------------------------------------------------------------------------------------
                                                                1998                     1997
           -----------------------------------------------------------------------------------------------
           Pro forma results of operations:
           Net loss                                       $(4,271,717)             $(4,515,052)
           Net loss per share                             $     (1.31)             $     (1.80)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 50.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected terms of 5 years.

NOTE 12: SUBSEQUENT EVENTS

In October 1998, the Company received notification from The Nasdaq Stock Market that the Company was not in compliance with the net tangible assets/marketplace capitalization/net income requirement for continued listing on The Nasdaq SmallCap Market based upon the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998. While The Nasdaq Stock Market noted that the Company provided internal financial statements which demonstrated compliance with the requirement, as a result of the Company's "burn rate", The Nasdaq Stock Market concluded that the Company would fall below the minimum requirement for continued listing after November 1, 1998. In December 1998, at a Nasdaq Hearing, the Company presented a definitive plan to The Nasdaq Stock Market to demonstrate its ability to maintain continued compliance with the Nasdaq net tangible asset requirement. The Company's plan included the completion of a private placement of its Common Stock, as well as a guarantee of additional capital contributions through March 31, 1999. Subsequent to the Hearing, the Company has completed the private placement of its Common Stock as discussed below. As a result, the Company believes that it is and will continue to be in compliance with all Nasdaq continued listing requirements, although there can be no assurance that The Nasdaq Stock Market will concur.

In October 1998 Mr. David E. Goodman, formerly VDC's Executive Vice President and Chief Operating Officer, resigned his positions with VDC. Under the terms of Mr. Goodman's severance, VDC agreed to continue his salary and benefits through January 30, 1999. Other employees of VDC, including Randy S. Selman, VDC's Chief Executive Officer, have assumed Mr. Goodman's duties.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 SUBSEQUENT EVENTS (CONTINUED)

In December 1998 the holders of VDC's Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock converted their shares into shares of VDC's Common Stock pursuant to the designations, rights and preferences of such securities. The 150 shares of Series A Convertible Preferred Stock and the 150 shares of the Series A-1 Convertible Preferred Stock, which represented 100% of the issued and outstanding shares of those series of preferred stock, were converted into an aggregate of 917,490 shares of Common Stock. Subsequent to their conversion, the shares of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock were returned to the treasury of VDC with the status of authorized but unissued securities.


Also during November and December 1998 VDC sold an aggregate of 482,500 shares of its Common Stock, to a group of accredited or otherwise sophisticated investors in a private placement exempt from registration under the Securities Act of 1933, as amended. VDC received approximately $940,000 in gross proceeds from such private placement. In addition, during December 1998 holders of certain of VDC's warrants exercised such warrants pursuant to their terms, resulting in gross proceeds to VDC of approximately $214,000. In connection with such exercises, VDC issued an aggregate of 88,650 shares of its Common Stock.

Also in December 1998, EDnet sold substantially all of the assets and certain of the liabilities of its wholly-owned subsidiary, Internet Business Solutions, Inc. ("IBS"), for a purchase price of $1,000,000. The assets sold included office and computer equipment used by IBS in its business of web site development and design, as well as receivables and certain other intangible assets. At closing, EDnet received $900,000 of the purchase price, with the remaining $100,000 deposited into an interest bearing escrow account established for the benefit of EDnet. Such amount will be released in full to EDnet in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the buyer.

Subsequent to year end, the Company established a credit line with a financial institution in the amount of $250,000. The credit line bears interest at the institution's published reference rate plus 2.5% and has a stated maturity date of November 1, 1999.

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                     Description
-----------                     -----------
1(a)              Form of Underwriting Agreement.(1)
1(b)              Form of Selected Dealers Agreement.(1)
3(i)(a)           Articles of Incorporation(1)
3(i)(b)           Articles of Amendment dated July 26, 1993(1)
3(i)(c)           Articles of Amendment dated January 17, 1994(1)
3(i)(d)           Articles of Amendment dated October 11, 1994(1)
3(i)(e)           Articles of Amendment dated March 25, 1995(1)
3(i)(f)           Articles of Amendment dated October 31, 1995(1)
3(i)(g)           Articles of Amendment dated May 23, 1996(1)
3(i)(h)           Articles of Amendment dated May 5, 1998(2)
3(i)(i)           Articles of Amendment dated August 11, 1998(6)
3(iii)            By-laws(1)
4(a)              Form of Underwriters' Warrant(1)
4(b)              Warrant Agreement(1)
4(c)              Specimen Common Stock Certificate(1)
4(d)              Specimen Common Stock Purchase Warrant (issued pursuant to the
                  Company's initial public offering on July 30, 1997)  (1)
4(e)              Securities Purchase Agreement for Series A Preferred(2)
4(f)              Registration Rights Agreement for Series A Preferred (2)
4(g)              Securities Purchase Agreement for Series A-1 Preferred(6)
4(h)              Registration Rights Agreement for Series A-1 Preferred(6)
4(i)              Form of Warrant to Purchase Common Stock(6)
10(a)             Agreement between HotelView Corporation and Pegasus Systems, Inc.
                  dated January 14, 1997(1)
10(b)             Form of Stock Option Plan(1)
10(c)             Third Amended and Restated Employment Agreement between the
                  Company and Randy S. Selman(7)
10(d)             Third Amended and Restated Employment Agreement between the
                  Company and Alan Saperstein(7)
10(e)             Contract for Purchase and Sale of Real Property(3)
10(f)             Asset Purchase Agreement between the Company and Digital Criteria
                  Technologies, Inc.(4)
10(h)             Securities Purchase Agreement between the Company and EDnet, Inc.(5)
10(h)             Option Agreement between the Company and EDnet, Inc.(5)
10(i)             Agreement dated March 9, 1998 by and between Interval International, Inc.
                  and CondoView Corporation(8)
10(j)             Agreement dated March 30, 1998 by and between Video News Wire
                  Corporation and P.R. Newswire, Inc.(8)
21                Subsidiaries of the Company
23                Consent of Arthur Andersen LLP
27                Financial Data Schedule



----------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2, Registration No.
         333-18819, as amended and declared effective by the Commission on July
         30, 1997
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 1998
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 1998
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 1998
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 1998
(7) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-3, Registration No.
         333-62071, as amended and declared effective by the Commission on November 3, 1998
(8) Incorporated by reference to the Company's Report on Form 10-QSB/A for the period ended June 30, 1998 as filed with the Commission on October
         15, 1998