Form 10QSB
period 1998-12-31
VISUAL DATA CORP
filed 1999-02-17
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1998

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

                                   65-0420146
                                   ----------
                        (IRS Employer Identification No.)

                    1291 SW 29 Avenue, Pompano Beach, Florida  33069
                    -----------------------------------------  -----
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 10, 1999 the registrant had issued and outstanding 5,681,818 shares of common stock.
         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS
                                                                     Page Number

Condensed Consolidated Balance Sheets at December 31, 1998
(Unaudited) and September 30, 1998
                                                                              1

Condensed Consolidated Statements of Operations for the Three
Months Ended December 31, 1998 and 1997 (Unaudited)                           2

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1998 and 1997 (Unaudited)                     3

Notes to the Unaudited Condensed Consolidated Financial Statements            4

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     September 30,
                                                                                     1998             1998
                                                                                     ----             ----

                                                   ASSETS                                 (Unaudited)

Current assets:
       Cash  and cash equivalents                                                $  1,314,635    $    590,848
       Restricted cash                                                                120,000          20,000
       Accounts receivable, net of allowance for
          doubtful accounts of $43,349 and $57,941 at
          December 31, 1998 and September 30, 1998, respectively                      475,966         621,546
       Prepaid expenses                                                               762,654         347,888
       Other current assets                                                           319,767         168,109
                                                                                 ------------    ------------
          Total current assets                                                      2,993,022       1,748,391
                                                                                 ------------    ------------

Property, plant and equipment, net                                                  3,334,512       3,535,205
                                                                                 ------------    ------------

Excess of purchase price over net assets acquired                                     740,398       1,097,243
                                                                                 ------------    ------------

Other                                                                                   8,548          13,249
                                                                                 ------------    ------------

                  Total assets                                                   $  7,076,480    $  6,394,088
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                          $    624,590    $    477,764
       Accrued expenses                                                                83,084         353,821
       Deferred revenue                                                               176,103         131,576
       Current portion of obligations under capital leases                             15,147          17,147
       Mortgage note payable                                                          958,370         967,023
       Notes payable                                                                   40,500         240,500
                                                                                 ------------    ------------
          Total current liabilities                                                 1,897,794       2,187,831
                                                                                 ------------    ------------

Obligations under capital leases,
       net of current portion                                                          13,077          15,058
                                                                                 ------------    ------------

Minority interest                                                                     583,356         306,506
                                                                                 ------------    ------------

Stockholders' equity:
       Preferred Stock, Par Value $.0001 Per Share:
          Authorized 5,000,000 Shares:
       Series A Convertible Preferred Stock, Designated, 300 Shares Issued and
          Outstanding -0- and 150 at December 31, 1998
          and September 30, 1998, respectively                                           --              --
       Series A-1 Convertible Preferred Stock, Designated 150 Shares
          Issued and Outstanding -0- and 150 at December 31, 1998
          and September 30, 1998, respectively                                           --              --
       Common Stock, Par Value $.0001 Per Share;
          Authorized 20,000,000 Shares; 5,249,590 and 3,732,100
          Issued and Outstanding at December 31, 1998 and
          September 30, 1998, respectively                                                524             373
       Additional paid -  in capital                                               15,318,762      13,494,945
       Accumulated deficit                                                        (10,737,033)     (9,610,625)
                                                                                 ------------    ------------
          Total stockholders' equity                                                4,582,253       3,884,693
                                                                                 ------------    ------------

                               Total liabilities and stockholders' equity        $  7,076,480    $  6,394,088
                                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)


                                                               1998           1997
                                                               ----           ----


Revenue                                                    $ 1,104,065    $   105,756
                                                           -----------    -----------

Operating Costs
     Cost of sales                                             704,882           --
     Selling, general
         and administrative                                    798,605        239,274
     Compensation and
         related costs                                         421,341        286,839
     Production                                                 14,882         13,921
     Occupancy                                                  35,073         51,847
     Professional and consulting fees                          302,102         93,005
                                                           -----------    -----------
                    Total operating costs                    2,276,885        684,886
                                                           -----------    -----------

     Loss from operations                                   (1,172,820)      (579,130)
                                                            -----------    ----------

Other Income (Expense)
     Interest income                                             5,906         28,684
     Rental income                                              19,592         17,764
     Interest expense                                          (23,300)       (22,527)
     Minority Interest                                          48,214           --
                                                           -----------    -----------
             Total other income (expense)                       50,412         23,921
                                                           -----------    -----------

     Net loss before taxes                                  (1,122,408)      (555,209)

Income taxes                                                     4,000           --
                                                           -----------    -----------

     Net loss                                              $(1,126,408)   $  (555,209)
                                                           ===========    ===========



     Weighted Average Shares of Common Stock Outstanding     4,280,376      3,057,781
                                                           ===========    ===========


     Loss per Share - Basic and diluted                    $     (0.26)   $     (0.18)
                                                           ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (Unaudited)


                                                              1998           1997
                                                              ----           ----

Cash flows used in operating activities                 $  (112,020)   $  (567,320)

Cash flows used in investing activities                     (33,500)      (137,062)

Cash flows provided by (used in) financing activities       869,307         (5,028)
                                                            -------         ------

Net increase (decrease) in cash                             723,787       (709,410)

Cash:
             Beginning of period                            590,848      2,554,180
                                                            -------      ---------

                   End of period                        $ 1,314,634    $ 1,844,770
                                                        ===========    ===========

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Visual Data Corporation ("VDC" or "the Company") and its wholly owned subsidiaries are in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and Interactive television ("ITV"). The information libraries contain short concise vignettes on various topics such as travel, medicine, nursing homes, timeshare properties and business news. Through September 30, 1997, the Company had been engaged primarily in the production and sale of video vignettes to hotels and their distribution via laser disc players installed in travel agencies throughout the United States. During the year ended September 30, 1998, the primary distribution channel for all of VDC's libraries was the Internet.

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


Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Visual Data Corporation and its wholly owned subsidiaries as well as its 51% interest in EDnet, Inc. a publicly held company trading on the OTC BB. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 1998 should be read in conjunction with these statements. The financial information included herein has not been audited. However, in the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of December 31, 1998 and the results of their operations and cash flows for the three months ended December 31, 1998 and 1997. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for a full year.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:

                                                                                          LIVES
                                                                                        (YEARS)
                                                                                        -------

    Building                                                             $1,549,781       39
    Furniture and Fixtures                                                  205,939        7
    Equipment                                                               194,934        5
    Editing and Production Equipment                                        533,952        3-10
    Computer Equipment                                                      225,852        3-5
    Software                                                                683,982        3-5
    Network & related equipment                                             767,196        5
    Internet Hardware & Software                                            346,413        3-5
    Leasehold Improvements                                                   26,183        7
                                                                        ------------

                                                                          4,534,232
    Less:     Accumulated Depreciation
                and Amortization                                         (1,199,720)
                                                                        ------------


                                                                         $3,344,512
                                                                        ============

NOTE 3:  LINE OF CREDIT

In December 1998 the Company negotiated a $250,000 line of credit for EDnet with Union Bank of California. The credit line bears interest at the institution's published reference rate plus 2.5% and has a stated maturity date of November 1, 1999.


NOTE 4: CONVERSION OF PREFERRED STOCK

In December 1998 the holders of VDC's Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock converted their shares into shares of the Company's Common Stock pursuant to the designations, rights and preferences of such securities. The 150 shares of Series A Convertible Preferred Stock and the 150 shares of the Series A-1 Convertible Preferred Stock, which represented 100% of the issued and outstanding shares of those series of Preferred Stock, were converted into an aggregate of 917,490 shares of Common Stock.



NOTE 5: PRIVATE PLACEMENT OF COMMON STOCK

In November and December the Company sold to twenty accredited investors a total of 532,500 shares of its common stock for gross proceeds of $1,040,000. Of these shares a total of 332,500 were granted piggyback registration rights.

NOTE 6: SALE OF EDNET'S IBS SUBSIDIARY

In December 1998, EDnet sold substantially all of the assets and certain of the liabilities of its wholly-owned subsidiary, Internet Business Solutions, Inc. ("IBS"), for a purchase price of $1,000,000. The assets sold included office and computer equipment used by IBS in its business of web site development and design, as well as receivables and certain other intangible assets. At closing, EDnet received $900,000 of the purchase price, with the remaining $100,000 deposited into an interest bearing escrow account established for the benefit of EDnet. Such amount will be released in full to EDnet in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the buyer. EDnet recognized a gain of approximately $663,000 on the sale. The Company recorded its portion of the gain, approximately $338,000 as a reduction of excess of purchase price over net assets acquired.

NOTE 7: RESIGNATION OF EXECUTIVE

In October 1998 Mr. David E. Goodman, formerly the Company's Executive Vice President and Chief Operating Officer, resigned his positions. Under the terms of Mr.Goodman's severance, the Company agreed to continue his salary and benefits for four months. Other employees of the Company, including Randy S. Selman, VDC's Chief Executive Officer, have assumed Mr. Goodman's duties

NOTE 8:  SUBSEQUENT EVENTS

In October 1998, the Company received notice that it had not been in compliance with the net tangible asset requirement of the Nasdaq Stock Market ("the Nasdaq") at June 30, 1998. While the Nasdaq noted that the Company provided internal financial statements which demonstrated subsequent compliance with the requirement, as a result of the Company's "burn rate", they concluded that the Company would fall below the minimum requirement for continued listing after November 1, 1998. The Company presented a definitive plan to a Nasdaq Listing Qualifications Panel in December 1998 to demonstrate its ability to maintain continued compliance with the Nasdaq net tangible asset requirement and in January 1999 the Company was informed of the Nasdaq Amex Stock Market's decision to continue the listing of the Company's securities on The Nasdaq SmallCap Market.

In February 1999 the Company completed a private placement of its common stock to institutional investors. Net proceeds of approximately $2,600,000 was received in exchange for 333,334 shares. These investors were granted piggyback registration rights. In connection with the offering, the placement agent received 8,334 one year warrants with an exercise price of $14.063. Pursuant to the terms contained in an investment banking agreement executed in November 1998, they also received a total of 105,000 five year warrants exercisable at prices ranging from $2.00 to $3.00.

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

PLAN OF OPERATION

The Company's current plan of operation includes continuing to expand the marketing of its "View" libraries, the development of new products and to continue to look for synergistic acquisition opportunities. During the first quarter of fiscal 1999, the Company began offering a new service through its Video News Wire division. By combining EDnet, Inc. ("EDnet") worldwide high speed data networks and the Company's network of camera crews, the Company is able to provide its clients with live audio and video event broadcast capabilities via the Internet. This service is being marketed through the Company's partnership with PR Newswire. The Company has announced its MedicalView division that will create and distribute Internet-based video programs for physicians, health care professionals and consumers.

As the Company continued with its integration of EDnet, it became apparent that the web development resources at Internet Business Solutions, Inc. ("IBS"), EDnet's wholly-owned subsidiary, duplicated existing facilities at Visual Data. On December 11, 1998, EDnet completed the sale of substantially all of the assets of IBS for a total of one million dollars, of which $100,000 was deposited into an escrow account, to be released in full to EDnet in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the buyer. EDnet recognized a gain of approximately $663,000 on the sale. The Company recorded its portion of the gain, approximately $338,000 as a reduction of excess of purchase price over net assets acquired.While the sale of IBS assets is expected to reduce budgeted revenues, EDnet intends to offset this loss with the continued growth of its core audio networking business and the aggressive introduction of its video networking services in the Spring of 1999.

The Company recognized revenue of $1,104,065 during the first quarter of fiscal 1999, representing an increase of $989,309 over revenues of $105,756 for the same period in fiscal 1998. Revenues from EDnet accounted for $1,027,558, with the balance of the Company's revenue coming from HotelView's new and renewal contracts, contracts signed by CareView, billings by the Company's internet software development group and fees earned by Video News Wire. During the last two quarters of the fiscal year ended September 1998, the Company revised its contracts with clients in the CareView, HotelView and ResortView libraries. These changes necessitate the recognition of revenue over a longer period of time based on the client's membership term. This has resulted in a decrease in amount of contract revenue recognized in the period when contracts are signed but gives the Company a revenue stream to be recognized in future quarters.

Selling, general and administrative expenses increased approximately $560,000 during the first quarter of fiscal 1999 as compared to the same period last year. Approximately $416,000 of the increase was due to the inclusion of Ednet's expense with the balance reflecting increased sales and marketing activities and website development, as well as the rollout of the other libraries and related websites.

Compared to the first quarter of last year, compensation and related costs increased by approximately 47% due to growth in both sales and technical staff. Professional fees increased primarily due to an increase in investment banking fees and financial advisory services.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 the Company had working capital of $1,095, 228. This was primarily a result of a private placement of 532,500 shares, at approximately $2.00 per share to twenty accredited investors during November and December 1998 for which the Company received gross proceeds of $1,040,000. During February 1999, the Company received net proceeds of approximately $2,600,000 from the sale of its common stock to institutional investors in a private placement, selling a total of 333,334 shares. Registration Rights were granted to the investors in both transactions.

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

In addition, the Company is considering alternatives regarding its current mortgage, which is due on March 31, 1999, on its headquarters facility such as selling the building with a lease back provision, refinancing, or negotiating with the current lender for an extension of the current mortgage. In any event, the Company does not anticipate having to use working capital to satisfy its obligations.


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

Any new software, hardware or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings. To date, the Company has not incurred any incremental expense directly related to Year 2000 compliance.

Internet Related Risks

The Company recognizes the current demand for the Internet may not continue to grow at the current rate or it may change in the future as technology continues to evolve. The Company produces and markets video content and currently uses the Internet as the primary distribution network for its products. Changes in the network infrastructure could also impact the short-term marketing of the Company's products. The Company believes that its content is adaptable to technology evolution and can be distributed via other media though there can be no assurance how expediently the Company could respond if the change or increase in distribution channels does not occur as part of the Company's internally developed plans.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

          In November and December 1998 the Company sold to twenty accredited investors a total of 532,500 shares of its Common Stock for gross proceeds of $1,040,000. Of these shares a total of 332,500 were granted piggyback registration rights pursuant to an exemption under Rule 506 of Regulation D.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.


         Sale of Securities. On February 10, 1999, the Company concluded a private placement of its common stock to institutional investors. A total of 333,334 shares were sold for net proceeds of approximately $2,600,000. These investors were granted piggyback registration rights. In connection with the offering, the placement agent received 8,334 one year warrants with an exercise price of $14.063. Pursuant to the terms contained in an investment banking agreement executed in November 1998, they also received a total of 105,000 five year warrants exercisable at prices ranging from $2.00 to $3.00.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)       Exhibits

      Exhibit No.                   Exhibit Name

99.1 Securities Purchase Agreement dated February 8, 1999 between the Company and Certain Scheduled Investors
99.2 Registration Rights Agreement dated February 8, 1999 between the Company and Certain Scheduled Investors
99.3 Securities Purchase Agreement dated February 8, 1999 between the Company and Certain Scheduled Investors
99.4 Registration Rights Agreement dated February 8, 1999 between the Company and Certain Scheduled Investors




         (b)       Reports filed on Form 8-K

                  8-K/A filed on October 7, 1998          Item 7.  Financial
                  Statements and Pro Forma Financial Statements and Exhibits Audited Financial Statements of EDnet, Inc. and Unaudited Pro Forma Financial Information

                  8-K/A filed on October 30, 1998         Item 5.  Other
                  Information     Updated Biographical
                  Information on Director    Item 7.  Audited Financial
                  Statements of EDnet, Inc.



                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Visual Data Corporation,
                                        a Florida corporation

Date: February 17,  1999                /s/   Randy S. Selman
                                        ---------------------
                                        Randy S. Selman,
                                        President, Chief Executive Officer and
                                        Acting Chief Financial Officer