Form 10-Q
period 1999-03-31
VISUAL DATA CORP
filed 1999-05-17
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 1999 the registrant had 6,506,675 issued and outstanding shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (X)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

                                                                             Page Number
                                                                             -----------

Condensed Consolidated Balance Sheets at March 31, 1999
(Unaudited) and September 30, 1998                                               1

Condensed Consolidated Statements of Operations for the Six Months
And Three Months Ended March 31, 1999  and 1998 (Unaudited)                      2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March
31, 1999 and 1998 (Unaudited)                                                    3

Notes to Unaudited Condensed Consolidated Financial Statements                   4



                                                   VISUAL DATA CORPORATION AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,            September 30,
                                                                                              1999                   1998
                                                                                      -------------------    -------------------
                               ASSETS                                                     (Unaudited)

Current assets:
  Cash and cash equivalents                                                           $        2,919,171     $          590,848
  Restricted cash                                                                                100,000                 20,000
  Accounts receivable, net of allowance for
    doubtful accounts of $45,749 and $57,941 at
    March 31, 1999 (unaudited) and September 30, 1998, respectively                              649,402                621,546
  Prepaid expenses                                                                               503,386                347,888
  Other current assets                                                                           258,023                168,109
                                                                                      ------------------     ------------------
      Total current assets                                                                     4,429,982              1,748,391
                                                                                      ------------------     ------------------

Property, plant and equipment, net                                                             3,285,260              3,535,205
                                                                                      ------------------     ------------------

Excess of purchase price over net assets acquired                                                798,203              1,097,243
                                                                                      ------------------     ------------------

Other                                                                                            208,548                 13,249
                                                                                      ------------------     ------------------

                                Total assets                                          $        8,721,993     $        6,394,088
                                                                                      ==================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                               $         745,677      $          831,585
  Deferred revenue                                                                              227,690                 131,576
  Current portion of obligations under capital leases                                            13,076                  17,147
  Current portion of mortgage note payable                                                      271,108                 967,023
  Line of credit                                                                                 50,000                      --
  Notes payable                                                                                  40,500                 240,500
                                                                                     ------------------      ------------------
    Total current liabilities                                                                 1,348,051               2,187,831
                                                                                     ------------------      ------------------

  Obligations under capital leases,
    net of current portion                                                                       11,029                  15,058
  Mortgage note payable,
    net of current portion                                                                      677,768                      --
                                                                                     ------------------     -------------------
                                                                                                688,797                  15,058
                                                                                     ------------------      ------------------

Minority interest                                                                               657,082                 306,506
                                                                                     ------------------      ------------------

Stockholders' equity:
    Preferred Stock, Par Value $.0001 Per Share:
      Authorized 5,000,000 Shares:
     Series A Convertible Preferred Stock, Designated 300 Shares, Issued and
       Outstanding -0- and 150 at March 31, 1999 (unaudited)
       and September 30, 1998, respectively                                                          --                      --
     Series A-1 Convertible Preferred Stock, Designated 150 Shares,
       Issued and Outstanding -0- and 150 at March 31, 1999 (unaudited)
       and September 30, 1998, respectively                                                          --                      --
    Common Stock, Par Value $.0001 Per Share;
       Authorized 20,000,000 Shares; 5,744,859 and 3,732,100
       Issued and Outstanding at March 31, 1999 (unaudited) and
       September 30, 1998, respectively                                                             574                     373
    Additional paid - in capital                                                             18,461,683              13,494,945
    Accumulated deficit                                                                     (12,434,194)             (9,610,625)
                                                                                     ------------------      ------------------
      Total stockholders' equity                                                              6,028,063               3,884,693
                                                                                     ------------------      ------------------

                       Total liabilities and stockholders' equity                    $        8,721,993      $        6,394,088
                                                                                     ==================      ==================

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Six months ended March 31,          Three months ended March 31,
                                                 --------------------------------   -----------------------------------
                                                    1999               1998               1999                   1998
                                                 -------------   ----------------   -------------            ----------
Revenue                                            $  2,117,901     $     489,041      $    1,013,836     $    383,285

Operating Costs
  Cost of sales                                       1,309,766                --             604,884               --
  Selling, general
    and administrative                                1,901,722           545,317           1,103,117          306,043
  Compensation and
    related costs                                       927,232           580,831             505,891          293,992
  Production                                            146,968            31,231             132,086           17,310
  Occupancy                                              73,614            72,180              38,541           20,333
  Professional and consulting fees                      719,573           401,926             417,471          308,921
                                                   ------------    --------------      --------------     ------------
    Total operating costs                             5,078,875         1,631,485           2,801,990          946,599
                                                   ------------    --------------      --------------     ------------

  Loss from operations                               (2,960,974)       (1,142,444)         (1,788,154)        (563,314)
                                                   ------------    --------------      --------------     ------------

Other Income (Expense)
  Interest income                                        33,483            46,700              27,577           18,016
  Rental income                                          39,652            41,428              20,060           23,664
  Interest expense                                      (57,980)          (44,180)            (34,680)         (21,653)
  Minority interest                                     126,250                --              78,036               --
                                                   ------------    --------------      --------------     ------------
    Total other income                                  141,405            43,948              90,993           20,027
                                                   ------------    --------------      --------------     ------------

  Loss before taxes                                  (2,819,569)       (1,098,496)         (1,697,161)        (543,287)

Income taxes                                              4,000                --                  --               --
                                                   ------------    --------------      --------------    -------------

  Net loss                                         $ (2,823,569)    $  (1,098,496)     $   (1,697,161)    $   (543,287)
                                                   ============    ==============      ==============    =============


  Net Loss Per Share - Basic and
    Diluted                                              ($0.58)           ($0.36)             ($0.31)          ($0.18)
                                                   ============    ==============      ==============    =============

  Weighted Average Shares
    of Common Stock Outstanding                       4,893,186         3,078,585           5,519,614        3,099,850
                                                   ============    ==============      ==============    =============

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Six months ended March 31,
                                                                                         -----------------------------------
                                                                                              1999                   1998
                                                                                         -------------        --------------
Cash used in operating activities                                                        $  (3,002,792)      $  (1,236,991)

Cash provided by (used in) investing activities                                                528,658            (259,598)

Cash provided by (used in)  financing activities                                             4,802,457             (42,256)
                                                                                         -------------       -------------
Net increase (decrease) in cash and cash equivalents                                         2,328,323          (1,538,845)

Cash and cash equivalents:
  Beginning of period                                                                          590,848           2,554,180
                                                                                         -------------       -------------

  End of period                                                                          $   2,919,171       $   1,015,335
                                                                                         -------------       -------------


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   GENERAL

Nature of Business
------------------

Visual Data Corporation ("VDC" or the "Company") (NASDAQ:VDAT) and its wholly owned subsidiaries are in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and Interactive television ("ITV"). The information libraries contain short concise vignettes on various topics such as travel, healthcare and medicine, nursing homes, timeshare properties and business news. Currently the primary distribution channel for all of VDC's libraries is the Internet.

EDnet, Inc. ("EDnet") (OTCBB:DNET) a 51% owned subsidiary of VDC purchased in June 1998, develops and markets integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the U. S. entertainment, advertising, newsroom and public relations industries. EDnet, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. It provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business. Ednet's revenues represent $1,891,930 and $864,372 for the six months and three months ended March 31, 1999, respectively, in the accompanying unaudited condensed consolidated financial statements.

Interim Financial Data

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 1998 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of March 31, 1999 and the results of their operations and cash flows for the six months ended March 31, 1999 and 1998. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for a full year.


NOTE 2:  REFINANCING OF MORTGAGE

In March 1999, the Company negotiated an extension of its mortgage note with the lender. The term of the note was extended by forty two (42) months and is now due on September 30, 2002. The note requires monthly payments of approximately $10,000 and a balloon payment of approximately $800,000 at September 30, 2002.

NOTE 3:  LINE OF CREDIT

In December 1998, the Company negotiated a $250,000 line of credit for EDnet with Union Bank of California. The credit line bears interest at the institution's published reference rate plus 2.5% and has a stated maturity date of November 1, 1999.

NOTE 4: CONVERSION OF PREFERRED STOCK

In December 1998, the holders of VDC's Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock converted their shares into shares of the Company's Common Stock pursuant to the designations, rights and preferences of such securities. The 150 shares of Series A Convertible Preferred Stock and the 150 shares of the Series A-1 Convertible Preferred Stock, which represented 100% of the issued and outstanding shares of those series of Preferred Stock, were converted into an aggregate of 917,490 shares of Common Stock.

NOTE 5: PRIVATE PLACEMENT OF COMMON STOCK

In November and December 1998 the Company sold to 20 accredited investors a total of 532,500 shares of its common stock for gross proceeds of $1,040,000. Of these shares, a total of 332,500 were granted piggyback registration rights.

In February 1999, the Company completed a private placement of its common stock to institutional investors. Net proceeds of approximately $2,600,000 were received in exchange for 333,334 shares. These investors were granted piggyback registration rights. In connection with the offering, the placement agent received 8,334 one year warrants with an exercise price of $14.063. Pursuant to the terms contained in an investment banking agreement executed in November 1998, the placement agent also received a total of 105,000 five year warrants exercisable at prices ranging from $2.00 to $3.00.

NOTE 6: SALE OF EDNET'S IBS SUBSIDIARY

In December 1998, EDnet sold substantially all of the assets and certain of the liabilities of its wholly-owned subsidiary, Internet Business Solutions, Inc. ("IBS"), for a sale price of $1,000,000. The assets sold included office and computer equipment used by IBS in its business of web site development and design, as well as receivables and certain other intangible assets. EDnet recognized a gain of approximately $663,000 on the sale. The Company recorded its portion of the gain, approximately $338,000, as a reduction of excess of purchase price over net assets acquired.

NOTE 7:  NASDAQ COMPLIANCE

In October 1998, the Company received notice that it had not been in compliance with the net tangible asset requirement of the Nasdaq Stock Market (the "Nasdaq") at June 30, 1998. While the Nasdaq noted that the Company provided internal financial statements which demonstrated subsequent compliance with the requirement, as a result of the Company's "burn rate", they concluded that the Company would fall below the minimum requirement for continued listing after November 1, 1998. The Company presented a definitive plan to a Nasdaq Listing Qualifications Panel in December 1998 to demonstrate its ability to maintain continued compliance with the Nasdaq net tangible asset requirement and in January 1999 the Company was informed of the Nasdaq Amex Stock Market's decision to continue the listing of the Company's securities on The Nasdaq SmallCap Market.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

We are a leading producer and owner of original video content specifically developed for the Internet and interactive television. We are also a leading aggregator and broadcaster of rich media (audio and video) content. Our content includes video libraries on topics such as travel, corporate information and healthcare. Our growing portfolio of full-motion video information libraries is designed to target specific audiences in order to generate revenues from advertising, subscriptions, viewership, e-commerce and sponsorships.

As the Company continued with its integration of EDnet, it became apparent that the web development resources at Internet Business Solutions, Inc. ("IBS"), EDnet's wholly-owned subsidiary, duplicated existing facilities at Visual Data. On December 11, 1998, as part of the decision to re-focus its activities on audio/video digital transmission and webcasting activities, EDnet completed the sale of substantially all of the assets of IBS for a total of $1,000,000. EDnet recognized a gain of approximately $663,000 on the sale. The Company recorded its portion of the gain, approximately $338,000 as a reduction of excess of purchase price over net assets acquired. While the sale of IBS assets has reduced revenues, EDnet intends to offset this loss with the continued growth of its core audio networking business and the aggressive introduction of its video networking services in the Spring of 1999.

The Company's current plan of operation includes continuing to expand the marketing of its "View" libraries, the development of new products and to continue to look for synergistic acquisition opportunities. During the first quarter of fiscal 1999, the Company began offering a new service through its Video News Wire division. By combining EDnet, Inc.'s worldwide high speed data networks and the Company's network of camera crews, the Company is able to provide its clients with live audio and video event broadcast capabilities via the Internet. This service is being marketed through the Company's partnership with PR Newswire. During the second quarter of fiscal 1999, the Company's MedicalView division began creating and distributing Internet-based video programs for physicians, health care professionals and consumers during the quarter ended March 31, 1999. Distribution agreements have been reached with Physicians Online and Intellihealth. Physicians Online (www.pol.com) is the self described world's largest Internet community of doctors with over 170,000 physicians on-line. Intellihealth is a joint venture between Aetna U.S. Healthcare and Johns Hopkins University Medical School which provides consumer health information to the general public and health care community. The Company's TalentView(R) division launched its website in March 1999.

TalentView's(R) initial online service, A* Cappella, is a searchable, multimedia talent library of professional voice performers working in film, television, radio and other media applications. In March 1999, the Company also launched VideoViewer (www.videoviewer.com), an interactive video-on-demand network for high bandwidth Internet users. VideoViewer is a self-contained online network designed to offer a wide range of video programming on a variety of subjects, including hotels and resorts, health care and medicine, business and finance and entertainment. In April 1999, the Company licensed the Internet broadcast rights to a collection of golf-related videos including approximately 200 course tours, instructional videos and golf-related attractions from an unaffiliated third party. GolfCourseView(TM), which is available on www.videoviewer.com, provides full-motion tours of some of the world's most renowned golf courses and resorts and related attractions, including Pebble Beach, Innisbrook and the Golf Hall of Fame, as well as instructional videos and golf products and services. Also in April, EDnet introduced new services including sales of the Telestream "ClipMail Pro" high quality video delivery system and video networking where they will provide high speed bandwidth connections via DSL and frame relay T1 to the ClipMail Pro systems.

The Company recognized revenue of approximately $2,117,000 for the six months ended March 31, 1999, an increase of $1,628,000 (333%) from $489,000 for the same period last year. Revenues for the three months ended March 31, 1999 totalled approximately $1,014,000, an increase of $630,500 (165%) over the same period in fiscal 1998. Revenues from EDnet accounted for approximately $1,892,000 and $864,000, for the six months and three months respectively, with the balance of the Company's revenue coming from HotelView's new and renewal contracts, initial contracts signed by CareView and ResortView and fees earned by Video News Wire. Production and distribution revenue decreased from approximately $489,000 to $226,000 for the six months ended March 31, 1999 and from $383,000 to $149,500 for the three months ended March 31, 1999 due to a non-recurring marketing fee of $250,000 which the Company recorded in March of 1998. EDnet experienced a decrease of approximately $170,000 (16%) in its sales and service revenues for the three months ended March 31, 1999 as compared to the same period last year due to the sale of the IBS, which accounted for approximately $305,000 in sales during that three month period in 1998. This decrease has been somewhat offset by the increase in revenues from audio equipment sales and the initial revenues recognized from EDnet's webcasting services.

Cost of sales, which includes equipment and services, is wholly attributable to sales by EDnet. Production costs increased by approximately $116,000 (374%) from $31,000 to $147,000 for the six months ended March 31, 1999 and $115,000 (676%)
from $17,000 to $132,000 for the three months then ended. This increase was due to an increase in production activity, as well as the recognition of some deferred costs due to the completion of certain contracts.

Selling, general and administrative expenses, which include advertising, depreciation, telephone and travel, increased approximately $1,357,000 (249%) from $545,000 to $1,902,000 the six months ended March 31, 1999 as compared to the same period last year. Approximately $840,000 of the increase was due to the inclusion of EDnet's expenses. Depreciation expense increased approximately $220,000 (423%), from $52,000 to $272,000, advertising and associated expense increased approximately $71,900 (114%) from $62,800 to $134,700, Internet related expense increased approximately $40,000 (222%) from $18,000 to $58,000 and the balance reflects overall increases due to website development, as well as the rollout of the other libraries and related websites.

Compensation and related costs increased by approximately $346,400 (60%) from $580,800 to $927,200 and $212,000 (72%) from $294,000 to $506,000 for the six months and three months ended March 31, 1999, respectively, over comparable periods last year due to growth in both sales and technical staff. Professional fees increased approximately $318,000 (79%) from $402,000 to $720,000 and

$108,000 (35%) from $309,000 to $417,000 for the six months and three months ended March 31, 1999, respectively over comparable periods last year primarily due to an increase in consulting and investment banking fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had working capital of approximately $3,082,000. This was primarily a result of two private placements. One sale took place during November and December 1998 in which a total of 532,500 shares were sold at approximately $2.00 per share to 20 accredited investors for which the Company received gross proceeds of $1,040,000. In February 1999, the Company received net proceeds of approximately $2,600,000 from the sale of its common stock to institutional investors in the second private placement, selling a total of 333,334 shares. Registration rights were granted to the investors in both transactions.

The Company believes it has sufficient working capital to fund its current plan of operations until its subsidiaries begin producing revenues sufficient to sustain operations. However, in the event management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital. There are no assurances that such capital will be available to the Company on terms and conditions it finds acceptable.

In March 1999, the Company negotiated an extension of its mortgage with the current lender. The term of the note was extended by forty two (42) months and is now due on September 30, 2002. The note requires monthly payments of approximately $10,000 and a balloon payment of approximately $800,000 at September 30, 2002.


YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the year 2000 issue. The Company has reviewed all software and hardware used internally by the Company in all support systems to determine whether they are year 2000 compliant. Almost all of the Company's software and hardware has already been upgraded by the manufacturer or was recently purchased and is Year 2000 compliant. The Company expects to have its remaining year 2000 compliant systems in place by September 1999. The Company also intends to implement and test these solutions prior to any anticipated impact of the Year 2000 issue on its systems. The Company does not believe that the aggregate cost for the year 2000 issue will be material. The Company, however, cannot predict the effect of the year 2000 issue on entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company will be formulating a contingency plan with respect to such entities with which it does business.

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

Any new software, hardware or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings. To date, the Company has not incurred any significant incremental expense directly related to Year 2000 compliance.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities.

         Sale of Securities. On February 10, 1999, the Company concluded a private placement of its common stock to institutional investors. A total of 333,334 shares were sold for net proceeds of approximately $2,600,000. These investors were granted piggyback registration rights. In connection with the offering, the placement agent received 8,334 one year warrants with an exercise price of $14.063. Pursuant to the terms contained in an investment banking agreement executed in November 1998, the placement agent also received a total of 105,000 five year warrants exercisable at prices ranging from $2.00 to $3.00

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.


                  None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Visual Data Corporation,
                                         a Florida corporation

Date: May 17,  1999                      /s/   Randy S. Selman
                                         --------------------------------------
                                         Randy S. Selman,
                                         President, Chief Executive Officer and
                                         Acting Chief Financial Officer