Form 10QSB
period 1999-06-30
VISUAL DATA CORP
filed 1999-08-20
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ----------   ----------

         Commission file number 000-22849

                            VISUAL DATA CORPORATION.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                   FLORIDA
                               ----------------
         (State or other jurisdiction of incorporation or organization)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 11, 1999 the registrant had issued and outstanding 8,234,420 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Condensed Consolidated Balance Sheets at June 30, 1999
(Unaudited) and September 30, 1998                                        1

Condensed Consolidated Statements of Operations for the Nine Months
And Three Months Ended June 30, 1999  and 1998 (Unaudited)                2

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended June 30, 1999 and 1998 (Unaudited)                           3

Notes to Unaudited Condensed Consolidated Financial Statements            4

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    June 30,      September 30,
                                                                                      1999           1998
                                                                                  ------------    -------------
                                    ASSETS                                        (Unaudited)
Current assets:
      Cash and cash equivalents                                                   $  5,699,157    $    590,848
      Restricted cash                                                                  100,000          20,000
      Accounts receivable, net of allowance for
         doubtful accounts of $26,978 and $57,941 at
         June 30, 1999 (unaudited) and September 30, 1998, respectively                970,192         621,546
      Prepaid expenses                                                                 388,864         347,888
      Other current assets                                                             555,351         168,109
                                                                                  ------------    ------------
         TOTAL CURRENT ASSETS                                                        7,713,564       1,748,391
                                                                                  ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   3,535,813       3,535,205

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET                               1,024,731       1,097,243

OTHER                                                                                    9,626          13,249
                                                                                  ------------    ------------

                       TOTAL ASSETS                                               $ 12,283,734    $  6,394,088
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                       $  1,137,953    $    831,585
      Deferred revenue                                                                 327,260         131,576
      Current portion of obligations under capital leases                               14,840          17,147
      Current portion of mortgage note payable                                          39,619         967,023
      Line of credit                                                                    50,000              --
      Notes payable                                                                    290,500         240,500
                                                                                  ------------    ------------
         TOTAL CURRENT LIABILITIES                                                   1,860,172       2,187,831
                                                                                  ------------    ------------

OBLIGATIONS UNDER CAPITAL LEASES,
      NET OF CURRENT PORTION                                                             5,476          15,058

MORTGAGE NOTE PAYABLE,
      NET OF CURRENT PORTION                                                           900,440              --

MINORITY INTEREST                                                                    1,088,743         306,506

STOCKHOLDERS' EQUITY:
      Preferred Stock, Par Value $.0001 Per Share:
         Authorized 5,000,000 Shares:
        Series A Convertible Preferred Stock, Designated, 300 Shares Issued and
         Outstanding -0- and 150 at June 30, 1999 (unaudited)
         and September 30, 1998, respectively                                               --              --
        Series A-1 Convertible Preferred Stock, Designated 150 Shares
         Issued and Outstanding -0- and 150 at June 30, 1999 (unaudited)
         and September 30, 1998, respectively                                               --              --
      Common Stock, Par Value $.0001 Per Share;
         Authorized 20,000,000 Shares; 6,757,595 and 3,732,100
         Issued and Outstanding at June 30, 1999 (unaudited) and
         September 30, 1998, respectively                                                  676             373
      Additional paid - in capital                                                  22,718,413      13,494,945
      Accumulated deficit                                                          (14,290,186)     (9,610,625)
                                                                                  ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                                  8,428,903       3,884,693
                                                                                  ------------    ------------

                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 12,283,734    $  6,394,088
                                                                                  ============    ============



 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                        NINE MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                        --------------------------    ---------------------------
                                            1999          1998           1999            1998
                                        -----------    -----------    -----------    ------------
Revenue                                 $ 3,306,852    $   745,132    $ 1,188,951    $   256,091

Operating Costs
     Cost of sales                        2,022,979        123,705        713,213        123,705
     Selling, general
         and administrative               3,289,101        978,138      1,387,379        432,821
     Compensation and
         related costs                    1,476,011        918,367        548,779        337,536
     Production                             217,004         44,570         70,036         13,339
     Occupancy                               99,027         97,244         25,413         25,064
     Professional and consulting fees     1,130,696        540,252        411,123        138,326
                                        -----------    -----------    -----------    -----------
         TOTAL OPERATING COSTS            8,234,818      2,702,276      3,155,943      1,070,791
                                        -----------    -----------    -----------    -----------

     LOSS FROM OPERATIONS                (4,927,966)    (1,957,144)    (1,966,992)      (814,700)
                                        -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest income                         85,486         59,854         52,003         13,154
     Rental income                           58,472         60,979         18,820         19,551
     Interest expense                       (83,977)       (69,447)       (25,997)       (25,267)
     Minority interest                      195,858         (3,021)        69,608         (3,021)
                                        -----------    -----------    -----------    -----------
         TOTAL OTHER INCOME                 255,839         48,365        114,434          4,417
                                        -----------    -----------    -----------    -----------

     LOSS BEFORE TAXES                   (4,672,127)    (1,908,779)    (1,852,558)      (810,283)

INCOME TAXES                                  7,434             --          3,434             --
                                        -----------    -----------    -----------    -----------

     NET LOSS                           $(4,679,561)   $(1,908,779)   $(1,855,992)   $  (810,283)
                                        ===========    ===========    ===========    ===========




     NET LOSS PER SHARE - BASIC AND
         DILUTED                        $     (0.87)   $     (0.61)   $     (0.29)   $     (0.25)
                                        ===========    ===========    ===========    ===========

     WEIGHTED AVERAGE SHARES
         OF COMMON STOCK OUTSTANDING      5,405,447      3,127,407      6,429,968      3,225,050
                                        ===========    ===========    ===========    ===========



 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                             VISUAL DATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine months ended June 30,
                                                       --------------------------
                                                           1999          1998
                                                       -----------    -----------
Cash used in operating activities                      $(3,879,524)   $(1,609,159)

Cash used in investing activities                             (791)      (843,733)

Cash provided by financing  activities                   8,988,624        641,984
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents     5,108,309     (1,810,908)

Cash and cash equivalents:

      Beginning of period                                  590,848      2,554,180
                                                       -----------    -----------

      End of Period                                    $ 5,699,157    $   743,272
                                                       ===========    ===========



























 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 1: GENERAL

NATURE OF BUSINESS

Visual Data Corporation ("VDC" or the "Company") (NASDAQ:VDAT) and its wholly owned subsidiaries are in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and, eventually, Interactive television ("ITV"). The information libraries contain short concise vignettes on various topics such as travel, healthcare and medicine, nursing homes, timeshare properties and business news. Currently the primary distribution channel for all of VDC's libraries is the Internet.

EDnet, Inc. ("EDnet") (OTCBB:EDNT), a 51% owned subsidiary of VDC purchased in June 1998, develops and markets integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the U. S. entertainment, advertising, newsroom and public relations industries. EDnet, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. It provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business. EDnet's revenues represent approximately $2,800,000 and $905,000 and $200,000 and $200,000 for the nine months and three months ended June 30, 1999 and 1998, respectively, in the accompanying unaudited condensed consolidated financial statements.

INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 1998 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of June 30, 1999 and the results of their operations for the nine and three months ended June 30, 1999 and 1998 and cash flows for the nine months ended June 30, 1999 and 1998. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending September 30, 1999.

NOTE 2: PER SHARE AMOUNTS

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were options and warrants outstanding at June 30, 1999 and 1998 that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted earnings per share because to do so would have been antidilutive for all periods presented.

NOTE 3: REFINANCING OF MORTGAGE

In March 1999, the Company negotiated an extension of its mortgage note with the lender. The term of the note was extended by forty two (42) months and is now due on September 30, 2002. The note requires monthly payments of approximately $10,000 and a balloon payment of approximately $800,000 at September 30, 2002.

NOTE 4: LINE OF CREDIT

In December 1998, the Company negotiated and guaranteed a $250,000 line of credit for EDnet with Union Bank of California. The credit line bears interest at the institution's published reference rate plus 2.5% and has a stated maturity date of November 1, 1999.

NOTE 5: CONVERSION OF PREFERRED STOCK

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

NOTE 6: PRIVATE PLACEMENT OF COMMON STOCK

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

NOTE 7: SALE OF EDNET'S IBS SUBSIDIARY

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

NOTE 8: SUBSEQUENT EVENT

In August 1999, the Company completed a secondary offering of 1,400,000 shares of common stock which resulted in net proceeds of approximately $12,100,000. The underwriters of the offering received a commission of 8%, a non-accountable expense allowance of 1% and warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $16.50. The warrants are exercisable for a period of four years beginning August 11, 2000. The Company is now listed on the Nasdaq National Market System.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION REGARDING THE COMPANY AND ITS BUSINESS AND OPERATIONS CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, THE GROWTH, RELIABILITY AND SPEED OF THE INTERNET, OUR DEPENDENCE ON THIRD PARTY PROVIDERS AND WEBSITE OPERATORS AND OUR DEPENDENCE ON CERTAIN CONTRACTS, SOME OF WHICH ARE SHORT TERM. THE COMPANY DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE COMPANY OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD LOOKING STATEMENTS.

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

As the Company continued with its integration of EDnet, it became apparent that the web development resources at Internet Business Solutions, Inc. ("IBS"), EDnet's wholly-owned subsidiary, duplicated existing facilities at Visual Data. On December 11, 1998, as part of the decision to re-focus its activities on audio/video digital transmission and webcasting activities, EDnet completed the sale of substantially all of the assets of IBS for a total of $1,000,000. EDnet recognized a gain of approximately $663,000 on the sale. The Company recorded its portion of the gain, approximately $338,000 as a reduction of excess of purchase price over net assets acquired. While the sale of IBS assets has reduced revenues, EDnet intends to offset this loss with the continued growth of its core audio networking business and the aggressive marketing of its video networking services that were introduced during the Spring of 1999.

The Company's current plan of operation includes continuing to expand the marketing of its "View" libraries, the development of new products and continuing to look for synergistic acquisition opportunities. During the first quarter of fiscal 1999, the Company began offering a new service through its Video News Wire division. By combining Ednet's worldwide high speed data networks and the Company's network of camera crews, the Company is able to provide its clients with live audio and video event broadcast capabilities via the Internet. This service is being marketed through the Company's partnership with PR Newswire. During the second quarter of fiscal 1999, the Company's MedicalView division began creating and distributing Internet-based video programs for physicians, health care professionals and consumers. The Company's TalentView(R) division launched its websiTe in March 1999. TalentView's(R) initial online service, A* Cappella, is a searchable, multimedia talent library of professional voice performers working in film, television, radio and other media applications. In March 1999, the Company also launched VideoViewer (www.videoviewer.com), an interactive video-on-demand network for high bandwidth Internet users. VideoViewer is a self-contained online network designed to offer a wide range of video programming on a variety of subjects including hotels and resorts, health care and medicine, business and finance and entertainment. In April 1999, the Company licensed the Internet broadcast rights to a collection of golf-related videos including approximately 200 course tours, instructional videos and golf-related attractions from an unaffiliated third party. GolfCourseView(TM), which is available on www.videoviewer.com, provides full-motion tours of some of the world's most renowned golf courses and resorts and related attractions, including Pebble Beach, Innisbrook and the Golf Hall of Fame, as well as instructional videos and golf products and services. Also in April, EDnet introduced new services including sales of the Telestream "ClipMail Pro" high quality video delivery system and video networking where they will provide high speed bandwidth connections via DSL and frame relay T1 to ClipMail Pro systems. In May 1999, the Company signed an agreement with Broadcast.com, whose acquisition by Yahoo, Inc. was concluded in July 1999, to create a travel channel on the Broadcast.com website which receives over one million viewers daily. The channel offers video tours and previews of hotels, resorts, timeshare properties, golf courses and attractions by linking to the Company's video libraries.

In conjunction with our Video News Wire service, we are currently developing a corporate news broadcast site on the Internet called TheFirstNews.com. The goal of the new site is to provide a continuous audio stream of corporate news as it is released over the various wire services. Users of this service will be able to listen to all the news stories of the day or identify specific industries or individual stocks they wish to be informed about. The launch of this new service is planned for the fourth quarter of fiscal 1999.

RESULTS OF OPERATIONS

The Company recognized revenue of approximately $3,306,900 for the nine months ended June 30, 1999, an increase of $2,561,800 (344%) from $745,100 for the same period last year. Revenues for the three months ended June 30, 1999 totaled approximately $1,189,000, an increase of $932,900 or 364% over revenues of $256,100 for the same period in fiscal 1998. Revenues from EDnet accounted for approximately $2,800,000 and $905,000, for the nine months and three months ended June 30, 1999, respectively. The balance of the Company's revenue came from HotelView's new and renewal contracts, initial contracts signed by CareView and ResortView and fees earned by Video News Wire, which experienced significant growth in live audio and video webcasting. Production and distribution revenue decreased from approximately $545,000 to $510,000 for the nine months ended June 30, 1999. This was due to the net effect of an increase in recurring revenue and a decrease due to a non-recurring marketing fee of $250,000 which the Company recorded in March of 1998. For the three months ended June 30, 1999, production and distribution revenue was approximately $284,000, an increase of $228,000 (407%) over $56,000 for the same period last year. EDnet experienced a decrease of approximately $42,000 (4%) and $193,000 (6%) in its revenues for the three months and nine months ended June 30, 1999 as compared to the same periods last year due to the sale of its subsidiary IBS, which accounted for approximately $613,000 in sales during that nine month period in 1998. This decrease has been somewhat offset by the increase in revenues from audio equipment sales, usage fees and revenues recognized from EDnet's webcasting services.

Cost of sales, which includes equipment and services, is wholly attributable to sales by EDnet. Production costs increased by approximately $172,500 (388%) from $44,500 to $217,000 for the nine months ended June 30, 1999 and $57,000 (439%)
from $13,000 to $70,000 for the three months then ended. This increase was due to an increase in production activity, as well as the recognition of some deferred costs due to the completion of certain contracts.

Selling, general and administrative expenses, which include advertising, depreciation, telephone and travel, increased approximately $2,311,000 (236%) from $978,000 to $3,289,000 the nine months ended June 30, 1999 as compared to the same period last year. Approximately $1,213,000 of the increase was due to the increase of EDnet's expenses included in the financial statements. In 1999, this amount totaled approximately $1,280,000, nine months of expense, while in 1998, it included approximately $66,600, or ten days of expense, as the purchase was effective as of June 20, 1998. Depreciation expense increased approximately $336,800 (283%), from $119,000 to $455,800, advertising and associated expense increased approximately $159,000 (115%) from $138,000 to $297,000, Internet related expense increased approximately $72,000 (288%) from $25,000 to $97,000 and the balance reflects overall increases due to website development, as well as the rollout of the other libraries and related websites.

Compensation and related costs increased by approximately $558,000 (61%) from $918,000 to $1,476,000 and $211,500 (63%) from $337,500 to $549,000 for the nine months and three months ended June 30, 1999, respectively, over comparable periods last year due to growth in both sales and technical staff. Professional fees increased approximately $591,000 (109%) from $540,000 to $1,131,000 and $273,000 (198%) from $138,000 to $411,000 for the nine months and three months ended June 30, 1999, respectively over comparable periods last year primarily due to an increase in non-cash consulting and investment banking fees.

LIQUIDITY AND CAPITAL RESOURCES

In March 1999, the Company negotiated an extension of its mortgage with the current lender. The term of the note was extended by forty two (42) months and is now due on September 30, 2002. The note requires monthly payments of approximately $10,000 and a balloon payment of approximately $800,000 at September 30, 2002.

At June 30, 1999 the Company had working capital of approximately $5,854,000. This was primarily a result of two private placements and the exercise of options and warrants. One private placement occurred during the first quarter of fiscal 199 in which a total of 532,500 shares were sold at approximately $2.00 per share to 20 accredited investors for which the Company received gross proceeds of $1,040,000. In February 1999, the Company received net proceeds of approximately $2,600,000 from the sale of its common stock to institutional investors in the second private placement, selling a total of 333,334 shares. Registration rights were granted to the investors in both transactions. The Company has realized approximately $4,776,000 of net proceeds from the exercise of options and warrants during the nine months ended June 30, 1999.

In August 1999, the Company completed a secondary offering of 1,400,000 shares of common stock which resulted in net proceeds of approximately $12,100,000. The underwriters of the offering received a commission of 8%, a non-accountable expense allowance of 1% and warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $16.50. The warrants are exercisable for a period of four years beginning August 11, 2000. The Company is now listed on the Nasdaq National Market System.

The Company believes it has sufficient working capital to fund its current plan of operations until its subsidiaries begin producing revenues sufficient to sustain operations, for at least the next twelve months. However, in the event management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital. There are no assurances that such capital will be available to the Company on terms and conditions it finds acceptable.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                  None.

Item 2. Changes in Securities.

         Sale of Securities. In August 1999, the Company concluded a secondary offering of 1,400,000 shares of common stock which resulted in net proceeds of approximately $12,100,000. The underwriters of the offering received a commission of 8%, a non-accountable expense allowance of 1% and warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $16.50. The warrants are exercisable for a period of four years beginning August 11, 2000.

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

                                             Visual Data Corporation,
                                             a Florida corporation


Date: August 20,  1999                       /s/ Randy S. Selman
                                             -------------------------
                                             Randy S. Selman,
                                             President, Chief Executive Officer



                                             /s/ Pauline Schneider
                                             -------------------------------
                                             Pauline Schneider
                                             Chief Financial Officer,
                                             Principal Financial and
                                             Accounting Officer