Form 10KSB
period 1999-09-30
VISUAL DATA CORP
filed 1999-12-29
CIK 919130

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

         Commission file number 000-22849
                               -----------

                            VISUAL DATA CORPORATION
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                     FLORIDA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
         --------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                   1291 SW 29 AVENUE, POMPANO BEACH, FL 33069
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number 954-917-6655
                                               ------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE
         --------------------------------------------------------------
                              (Title of each class)

                    Name of each exchange on which registered

                                 NOT APPLICABLE
         --------------------------------------------------------------
         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
         --------------------------------------------------------------


                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
         --------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $4,464,157 for the 12 months ended September 30, 1999.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the Company's common stock on December 15, 1999 is approximately $90,433,541.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 15, 1999, 8,474,920 shares of Common Stock are issued and outstanding.


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

         Yes [ ]  No  [X]

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         We produce and own original video content specifically developed for the Internet and interactive television. We are also a full service production and distribution company capable of aggregating, broadcasting and globally transmitting rich media (audio and video) content. Our content includes video libraries on topics such as travel, corporate information and healthcare. Our growing portfolio of full-motion video information libraries is designed to target specific audiences in order to generate revenues from advertising, subscriptions, viewership, e-commerce and sponsorships.

         Using the latest technology in video editing, combined with a global network of camera crews, we are able to maintain high quality and consistency in our video productions. Our video production/editing component, working in tandem with our management/storage/serving component, produce what we believe to be a seamless infrastructure. Our goal is to deliver a level of expertise not currently found elsewhere in the market. We believe that our vertically integrated structure allows us to competitively price our services. We utilize the latest available technology for distribution of our content, and therefore, we are partners, not competitors, with streaming video Internet companies and network providers.

         In June 1998, we acquired a 51% interest in Entertainment Digital Network, Inc. See "Our EDnet Subsidiary". Currently, EDnet accounts for a significant amount of our revenue representing approximately 84% and 71% of total revenues for the years ended September 30, 1999 and 1998, respectively.

Sales and Marketing

         The core of our market strategy has been to partner with the recognized leaders in each of the markets our video content addresses. Through these partnerships we can take advantage of each partner's existing marketing programs, sales forces and business relationships. By offering our products and services in conjunction with their products, our partners can increase the value of their offerings and increase the revenues associated with the individual sales. Likewise, we can take advantage of our partners' products and reduce costs in areas such as sales personnel, marketing, and service fees. Contracts with these partners range from one to two years, some of which are terminable upon short term notice.

         We also use a variety of additional marketing methods, including our internal sales force, to market HotelView, CareView, MedicalView, ResortView, AttractionView and DestinationView to a variety of potential clients including hotel chains, resorts and nursing homes. We utilize independent sales representatives to market HotelView and MedicalView.

Our Products and Services

         We are a leading producer and owner of original video content specifically developed for the Internet and interactive television. We currently have eight existing libraries and five under development. In addition to revenues generated from our core businesses, we recorded revenues in fiscal 1999 and 1998 from equipment sales, installation and usage fees, as well as web design and consulting fees from our majority owned subsidiary EDnet. We anticipate that the majority of our future revenues will be generated from the development, production and distribution of our original content through our libraries and other sources associated with the content and its channels of distribution. These other sources of revenue associated with the distribution of the content will include per view and tuition charges, usage and booking fees, syndication and royalty fees, advertising and sponsorship revenues and e-commerce transactions.

         THE TRAVEL INDUSTRY

         HotelView(R) -- www.hotelview.com

         Our HotelView(R) library provides two to four minute multimedia video tours that give the viewer a detailed look at the hotel's guestrooms, grounds, meeting space, recreational facilities, dining venues and other amenities. It also includes a map showing the hotel's location relative to area attractions and airports. The video tour can be accessed through the participating hotel's own Website, HotelView(R)'s Website at www.hotelview.com, and hundreds of other Websites, such as TravelWeb.com (Pegasus/Travel Web), All-Hotels.com, HotelBook.com, REZsolutions.com (a product of Utell International and Anasazi, Inc. and the world's leading supplier of integrated business solutions for the hospitality industry) and Mercavia.com (Carlson Travel Group's Intranet site).

         HotelView(R) currently features over 130 hotels worldwide, including the Anaheim (California) Hilton & Towers, Baltshug Kempinski Moscow, Eden Roc Resort & Spa Miami, Hilton at Walt Disney World Village, Hotel Nikko San Francisco, Ritz Carlton Laguna Niguel California, Vier Jahreszeiten Berlin and the Waldorf Astoria in New York.

         HotelView(R)'s revenues are generated through an annual subscription fee, which includes the creation, storage and serving of the video on the Internet, and per view revenues, which are paid by the hotel, each time someone views the video on the Internet.

         ResortView(R) -- www.resortview.com

         Our ResortView(R) library provides developers of timeshare properties with the ability to advertise their resort to a more targeted, and potentially larger, prospect audience than they have had in the past. It is accessible via travel agents or at home or work via the Internet. ResortView(R) then "closes the loop" by allowing the property to be booked by travel agencies throughout the world utilizing the Global Distribution System. GDS is the electronic database that travel agents around the world use to research and book rooms in hotels and resorts. Through an exclusive distribution and marketing agreement with Interval International, Inc., the second largest marketing organization in the timeshare industry with over 1,400 properties world-wide, ResortView(R) has been designed to use video advertising in conjunction with the GDS to promote lead generation and rental income for the resort developers.

         Revenues are generated via an annual membership fee. In addition, we receive a commission on each completed stay generated by the travel agents. Current ResortView(R) properties include Harbour Lights in Myrtle Beach, South Carolina, Newport Beachside Hotel and Resort in Miami Beach, The Royal Resorts in Cancun, Mexico, Isle of Bali in Orlando, Florida, Fairfield Royal Vista in Pompano Beach, Florida and Peppertree at Wild Wing in Conway, South Carolina.

         AttractionView(TM) -- www.attractionview.com

         Many vacation planners need more than just information about the accommodations, and AttractionView(TM) has been designed as a natural complement to HotelView(R) and ResortView(R). AttractionViewO focuses on marrying the neighboring attractions, such as amusement parks, theme parks, regional malls, and the like to the HotelView(R) and ResortView(R) accommodations. We currently have over 25 AttractionView(TM) videos on-line and available for viewing, including information on the United Nations in New York, the Kennedy Space Center in Florida and Busch Gardens in Tampa.

         Revenues from the marketing of AttractionView(TM) will be generated through an annual subscription fee, which includes the creation, storage and serving of the video on the Internet, and per view revenues, which are paid by the attraction, each time someone views the video on the Internet.

         GolfcourseView(TM) -- www.videoviewer.com

         In April 1999, we acquired the Internet broadcast rights to a collection of golf-related videos including approximately 200 course tours, instructional videos and golf-related attractions from an unaffiliated third party. GolfCourseView(TM), which is available on www.videoviewer.com, provides full-motion tours of some of the world's most renowned golf courses and resorts and related attractions, including Pebble Beach, Innisbrook and the Golf Hall of Fame, as well as instructional videos and golf products and services. We are also distributing these videos in conjunction with our other travel related content on websites such as Yahoo Broadcast and RoadRunner where they are aggregated by destination.

         Revenues will be generated through an annual subscription fee, which includes the creation, storage and serving of the video on the Internet, and per view revenues, which are paid by the golf course, each time someone views the video on the Internet.

         CruiseView(TM)

         We are designing CruiseView(TM) to provide a detailed video tour of a ship's guestrooms, common areas, recreational facilities and dining venues. As the cruise market continues to grow, we believe cruise lines will need to utilize a service like CruiseView(TM) to maximize their exposure to the travel agents of the world. We intend to position CruiseView(TM) to take early advantage of these opportunities as a result of our existing presence in the travel agency networks.

         We anticipate revenues will be generated through an annual subscription fee, which includes the creation, storage and serving on the Internet, and per view revenues, which are paid by the cruise line, each time someone views the video on the Internet.

The Corporate Information Industry

         Video News Wire(TM) -- www.videonewswire.com

         We created Video News Wire(TM) to service an agreement with PR Newswire Corporation, the leading electronic distributor of corporate news releases. Launched in 1998, Video News Wire(TM) creates and distributes television news-like video press releases via the Internet. Video News Wire(TM) also provides "About the Company" presentations and provides coverage of live corporate events. Using a worldwide network of professional freelance camera crews, Video News Wire(TM) can videotape press conferences and events almost anywhere they might occur. In April 1999, we entered into an agreement with Canada Newswire, Ltd., Canada's largest distributor of press releases.

         In January 1999 we launched a new Video News Wire(TM) product which offers publicly-traded companies a cost effective means to broadcast their analyst conference calls live, making them available to the investing public, the media and worldwide to anyone with Internet access. This audio "Webcast" service is sold by PR Newswire. The Webcast can also be archived for audio replay for an additional fee and the archived material can be accessed through a company's own Website.

         Revenues are generated through the production and storage of basic and enhanced versions of video press releases, video corporate profiles and video footage of events. Current Video News Wire(TM) clients include Chrysler Corporation, Delta Airlines, McDonalds Corporation, Real Networks, Seagate Technologies, Subway Sandwiches and Salads, United News and Media and Warner Brothers.

         TheFirstNews.Com -- [www.TheFirstNews.com]

         In conjunction with our Video News Wire(TM) service, we developed an Internet-based audio information service for the investment community called TheFirstNews.com which launched at the end of November 1999. The goal of the new site is to provide a continuous audio stream of breaking corporate and industry news announcements as it is released from various news services. Users of TheFirstNews.com are able to listen to audio excerpts from all press releases of the day or set preferences of specific industries or individual stocks they wish to be informed about. The patent pending FirstNews.com player can be set in quiet mode or at low volume continuously on the users' desktop. When an audio excerpt is released concerning a company or industry that the user has pre-selected, the player automatically raises the volume. Archived text of the entire release is also available on the site.

         TalentView(TM)-- www.talentview.com

         We have created our TalentView(TM) library with the goal of developing Internet-based solutions designed expressly for the entertainment, advertising and media industries. TalentView's(TM) initial online service, A* Cappella, is a searchable, multimedia talent library of more than 1,500 professional voice performers working in film, television, radio and other media applications. The service is available to the production community via a secure, restricted Website at www.talentview.com.

The Healthcare Industry

         CareView(TM) -- www.careview.com

         Our strategy is to make our CareView(TM) library a critical source of information for hospital case managers in the long-term care facility selection process. CareView(TM) places a complete personal computer package in the case management department of selected hospitals at no cost to the hospital, other than a telephone line. CareView(TM) systems are also placed at selected senior citizen resource centers, providing better exposure for assisted living facilities (most of whose admissions are not from hospitals).

         Subscribing long-term care facilities are provided with a full-motion, narrated video tour as well as a printable information sheet, e-mail links for requesting more information, and a quick reference list of services and amenities. We have implemented and are marketing the CareView(TM) system on a geographic market-by-market basis, starting with the Southeast Florida and the metro New York City markets where we have installed CareView(TM) in over 105 hospitals and senior resource centers and we have enrolled more than 140 long-term care facilities. In the fall of 1999, we began an expansion into seven additional markets including Dallas, Tampa, Detroit and Boston.

         Revenues are generated through the payment of an annual fee by the subscribing nursing home or assisted living facility.

         MedicalView(TM) -- www.medicalview.com

         We designed MedicalView(TM) to create multimedia presentations of medical techniques, procedures and treatments, continuing education programs, conferences and health related information. MedicalView(TM)'s content is being developed through alliances with leading health and medical institutions and organizations such as university-based medical centers, major teaching hospitals, specialty treatment hospitals and disease specific associations, including Johns Hopkins University and the American Society of Nephrology.

         We will also seek to establish relationships with major pharmaceutical, medical equipment and health care service companies to develop customized content for distribution throughout the Internet, as well as to generate advertising and sponsorship revenues.

Other Services

         VideoViewer(TM) -- www.videoviewer.com

         In March 1999, we launched the beta version of VideoViewer(TM), a high-speed, video on demand network on the Internet. VideoViewer.com will enable users of ISDNs, T1s, cable modems and other broadband services to access a conduit to the growing world of original video content on the Web. The

VideoViewer(TM)sign enables cable modem and telephone Internet Service Providers to privately label the VideoViewer(TM) and personalize the site to look as if it is their own. The site will enable these service providers to clearly demonstrate to potential customers the need for higher bandwidth.

         VideoViewer(TM) is a graphic representation of Interactive television. Through VideoViewer.com, high bandwidth users will be able to access rich media content on subjects including travel, business and finance, education, consumer products, health and medicine, and entertainment and recreation.

         Revenues are generated through syndication, per views, advertising fees and video production of ads.

Production and Broadcast Services

         With our advanced video production studios and worldwide freelance camera crew network, we can provide complete end to end multi-media advertising services such as:

         o shoot, edit and produce a product presentation;

         o digitize store and serve the presentation on the Internet;

         o link to client's home page or distribute to various sites on the Internet;

         o if applicable, broadcast to television or other media; and

         o monitor results and track performance.

Our EDnet Subsidiary

         In June 1998, we acquired a 51% interest in Entertainment Digital Network, Inc. (OTCBB: EDNT). Based in California, EDnet develops and markets integrated systems for the delivery, storage and management of professional quality digital communications for media-based applications, including audio and video production for the North American advertising and entertainment industry. EDnet has established a private wide-area network (WAN) through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunications providers, which enables the exchange of high quality audio, compressed video and multimedia data communications. EDnet provides engineering services, application-specific technical advice, and audio, video and networking hardware and software as part of its business. EDnet's client base of more than 500 companies includes LucasFilms Skywalker Division, Sony Entertainment, Disney, MGM, Capitol Studios, Warner Brothers, NFL Films and PGA Tour Productions. EDnet's recent projects included the transmission of digitized audio during the post-production of such feature films as Titanic, Antz, Saving Private Ryan and the new Star Wars prequel, The Phantom Menace.

         During 1999, EDnet teamed with Telestream, a manufacturer of high quality video delivery systems, to provide EDnet customers the means to send high quality video via the Internet and other Internet Protocol (IP) based WANS. Under the terms of the agreement, EDnet will provide complete turnkey solutions, bundling Telestream video equipment with their network services. It is anticipated that his relationship to provide EDnet's entertainment and advertising company clients the ability to cost effectively transmit their daily shots of commercials, special effects, graphics, storyboards and animated shots, thereby providing a more dependable and faster delivery system than was previously available.

         In order to maintain the 51% interest acquired, we received an option to purchase, at an exercise price of $.10 per share, the number of shares actually purchased upon exercise of each option, warrant and other convertible security of EDnet outstanding at the date of closing the EDnet transaction (the "EDnet Stock Equivalents"). Based upon the number of EDnet Stock Equivalents outstanding, we have the right to purchase up to an aggregate of 6,542,722 shares of EDnet's common stock. Our right to exercise the options shall accrue on the date of issuance of shares of EDnet common stock upon exercise of the corresponding outstanding EDnet Stock Equivalents and shall expire on the first anniversary of the exercise date of each such outstanding EDnet Stock Equivalent. During the year ended September 30, 1999, we exercised options and warrants to purchase a total of 3,212,231 shares of EDnet Common Stock.

Competition

         The market for Internet broadcast services and video content is relatively new, rapidly evolving and highly competitive. We expect our competition to intensify. We compete with:

         o other Websites, Internet portals and Internet broadcasters to acquire and provide content to attract users;

         o video and audio conferencing companies and Internet business services broadcasters;

         o online services, other Website operators and advertising networks;
           and

         o traditional media such as television, radio and print.

         We cannot guarantee that we can effectively compete in any of these areas. Although Visual Data believes it is the only Internet broadcaster offering an end-to-end solution for production and serving digital video on the Internet, we face substantial competition from a number of other companies, including local production companies and other travel content Websites. We believe Visual Data stands apart from its competitors in that they do not provide their customers with production or editing services and they do not own the content that is aggregated on their site. In contrast, we create and produce most of our content and own virtually all the video and audio content on our Websites.

Government Regulation

         Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to us in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any such export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure, which could have a material adverse effect on our business, financial condition and results of operations.

         By distributing content over the Internet, we face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. To protect Visual Data from such claims, we maintain general liability insurance. The general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify Visual Data for any liability to which we may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Intellectual Property

         Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our content. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

         We pursue the registration of certain of our trademarks and service marks in the United States, although we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

Employees

         We currently have 78 full-time employees, of whom 29 are design, production and technical personnel, 28 are sales and marketing personnel and 21 are general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with employees and consultants to be good. We also hire, from time to time, subcontractors that develop our programming.

ITEM 2.  DESCRIPTION OF PROPERTY

         In September 1997, we purchased from an unaffiliated third party a 25,000 square foot facility in Pompano Beach, Florida which now serves as our corporate headquarters and houses all of our production, marketing and distribution activities, exclusive of our EDnet subsidiary. The aggregate purchase price paid for the facility was $1,475,000, comprised of $475,000 in cash and an 18 month first mortgage in the principal amount of $1,000,000, bearing interest at the rate of 8.75% per annum, with 15 year amortization. In March 1999, we refinanced our mortgage and extended the expiration date until September 30, 2002. In addition, in connection with our purchase of 51% of EDnet, we granted EDnet a second mortgage on our corporate headquarters as collateral for a promissory note.

ITEM 3.  LEGAL PROCEEDINGS

         On or about October 18, 1999, Peter Bisulca instituted an action against Visual Data and Randy Selman, our Chief Executive Officer and President, individually, entitled BISULCA V. VISUAL DATA CORPORATION AND RANDY S. SELMAN, Case No. CL 99-9971 AD, in the 15th Judicial Circuit in and for Palm Beach County, Florida. The Complaint alleges breach of contract and conversion against Visual Data and tortious interference with contract against Randy S. Selman, seeking damages in excess of $2,000,000 in connection with a Consulting Agreement dated May 1, 1998, allegedly entered into between Visual Data and Peter Bisulca. A Motion to Dismiss was filed on behalf of Visual Data and Randy
S. Selman, which remains pending. In the opinion of management, the ultimate outcome of this matter will not have a material impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual shareholders' meeting was held on June 15, 1999. At the annual meeting our shareholders were asked to consider and vote upon the following matters:

         (1) The election of six members of our Board of Directors to serve until our 2000 annual meeting of shareholders or until their successors are duly elected and qualified;

         (2) The ratification of the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending September 30, 1999; and

         (3) To approve an amendment to our 1996 Stock Option Plan to increase the total number of shares of common stock available for issuance under such plan from 200,000 to 2,500,000 shares.

         The following six members of our Board of Directors were duly elected:

      DIRECTOR             VOTES FOR         VOTES AGAINST      VOTES ABSTAINED
      --------             ---------         -------------      ---------------

Randy S. Selman            5,589,217            60,272               31,817
Alan M. Saperstein         5,600,517            48,972               31,817
Benjamin Swirsky           5,596,307            53,182               31,817
Brian K. Service           5,599,357            50,132               31,817
Eric Jacobs                5,596,344            53,145               31,817
Robert J. Wussler          5,599,535            49,954               31,817





         The results of the vote on the ratification of the appointment of Arthur Andersen LLP as auditors of our financial statements for the fiscal year ending September 30, 1999, are as follows:

                  VOTES FOR             VOTES AGAINST              ABSTENTIONS
                  ---------             -------------              -----------

                  5,637,798                 36,802                    6,706

         The results of the vote on the amendment to our 1996 Stock Option Plan to increase the total number of shares of common stock available for issuance under such plan from 200,000 to 2,500,000 shares are as follows:

                  VOTES FOR               VOTES AGAINST              ABSTENTIONS
                  ---------               -------------              -----------

                  1,518,413                  317,915                  3,844,978

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock and warrants have been quoted on the Nasdaq SmallCap Market since our initial public offering on July 30, 1997, and are traded under the symbols "VDAT" and "VDATW," respectively. Since August 5, 1999 our common stock and warrants have been listed on the Nasdaq National Market. The following table sets forth, for the periods from July 30, 1997 through August 5, 1999, the high and low closing bid sale prices for our common stock and warrants as reported on the Nasdaq SmallCap Market and for the period from August 6, 1999 through September 30, 1999, the high and low sale prices for our common stock and warrants as reported on the Nasdaq National Market System.

COMMON STOCK                                         HIGH              LOW
------------                                         ----              ---

FISCAL YEAR 1997:
  Fourth Quarter (from July 30, 1997)                $  6.00          $  5.50

FISCAL YEAR 1998:
  First Quarter                                      $  5.63          $  2.38
  Second Quarter                                     $  4.75          $  2.25
  Third Quarter                                      $  4.75          $  2.25
  Fourth Quarter                                     $3.8125          $1.3125

FISCAL YEAR 1999:
  First Quarter                                      $ 6.875          $ 2.125
  Second Quarter                                     $16.375          $ 6.563
  Third Quarter                                      $ 40.00          $ 15.75
  Fourth Quarter                                     $20.438          $ 8.063

WARRANTS                                             HIGH              LOW
--------                                             ----              ---

FISCAL YEAR 1997:
  Fourth Quarter (from July 30, 1997)                $ 1.875          $ .875

FISCAL YEAR 1998:
  First Quarter                                      $ 1.375          $   .50
  Second Quarter                                     $  .938          $  .375
  Third Quarter                                      $  .938          $  .344
  Fourth Quarter                                     $  .813          $  .250

FISCAL YEAR 1999:
  First Quarter                                      $  2.75          $  .313
  Second Quarter                                     $ 10.25          $  2.50
  Third Quarter                                      $ 35.00          $ 9.625
  Fourth Quarter                                     $ 14.50          $  4.25

         On December 15, 1999, the last reported sale prices of the common stock and warrants on the Nasdaq National Market was $11.00 per share and $6.56 per warrant. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. As of December 15, 1999, there were at least 1,000 shareholders of record of the common stock.

                                 DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Read the following discussion together with the information contained in the Consolidated Financial Statements and related Notes included elsewhere in this prospectus.

OVERVIEW

         We produce and own original video content specifically developed for the Internet and interactive television. We are also a full service production and distribution company capable of broadcasting and globally transmitting rich media (audio and video) content. Our growing portfolio of full-motion video information libraries on topics such as travel, corporate information and healthcare is designed to target specific audiences in order to generate revenues from advertising, subscriptions, viewership, e-commerce and sponsorships.

         Using the latest technology in video editing, combined with a global network of veteran camera crews, we are able to maintain high quality and consistency in our video productions. Our digital video production/editing component, working in tandem with our management/storage/serving component, produce what we believe to be a seamless infrastructure. Our goal is to deliver a level of expertise not currently found elsewhere in the market, and our vertically integrated structure allows us to price our services lower than other content developers and providers as we do not need to outsource our editing services. We utilize the latest available technology for distribution of our content, and therefore, we are partners, not competitors, with streaming video Internet companies and network providers.

         In June 1998, we acquired a 51% interest in Entertainment Digital Network, Inc. Currently EDnet accounts for a significant amount of our revenue, representing approximately 84% and 71% of total revenues for the years ended September 30, 1999 and 1998, respectively. While we believe that EDnet will remain an important part of our revenue, as we develop revenues from the marketing of our video information libraries, we expect that our reliance on EDnet will decrease.

         We were incorporated in May of 1993 and did not begin operations until October of that same year. From inception through August of 1997, our operating activities related primarily to raising capital and completing our initial public offering, purchasing operating assets and creating our initial video libraries. We used the proceeds from our initial public offering in 1997 to continue to enhance our HotelView library and to establish its distribution over the Internet, to develop additional content and libraries and to purchase the requisite hardware and software to link us to the Internet and provide links to other websites. Throughout the remainder of 1997 and into 1998, we introduced new libraries in the travel industry (including AttractionView and ResortView). In 1998 and 1999, we launched new libraries in the corporate information industry (including VideoNews Wire and TalentView) and the healthcare industry (including CareView and MedicalView). We continue to invest in the enhancement of our existing video libraries, the creation of new video libraries, the development of certain strategic partnerships, marketing and building domestic and international sales channels.

PLAN OF OPERATION

         Our current plan of operation includes continuing to expand the marketing of our video libraries, the development of new products and to continue to look for synergistic acquisition opportunities.

         During the first quarter of fiscal 1999, we began offering a new service through our Video News Wire division. By combining the worldwide high speed data networks of EDnet, and our worldwide network of camera crews, we are able to provide our clients with live audio and video event broadcast capabilities via the Internet. This service is being marketed through our partnership with PR Newswire. We have also announced our MedicalView division that creates and distributes Internet-based video programs for physicians, health care professionals and consumers.

         As we continued with our integration of EDnet, it became apparent that the web development resources at Internet Business Solutions, Inc. ("IBS"), EDnet's wholly owned subsidiary, duplicated existing facilities at Visual Data. On December 11, 1998, EDnet completed the sale of substantially all of the assets of IBS for a total of $1,000,000. EDnet recognized a gain of approximately $663,000 on the sale. We recorded our portion of the gain, approximately $338,000, as a reduction of excess of purchase price over net assets acquired. While the sale of IBS' assets is expected to reduce budgeted revenues, EDnet intends to offset this loss with the continued growth of its core audio networking business and the aggressive introduction of its video networking services which occurred in the spring of 1999.

REVENUE RECOGNITION

         Our HotelView, CareView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per hit charges are recognized when users watch a video on the Internet. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. A significant component of EDnet's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. EDnet recognizes revenues from equipment installation, Webcasting and bridging when service is performed. Network usage revenue is recognized based on an estimate of customers' monthly usage. EDnet leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998.

         We recognized revenues of approximately $4,464,000 during the fiscal year ended September 30, 1999, representing an increase of approximately $2,583,000 (137%) from $1,881,000 for the same period in fiscal 1998. Included in the our revenues for fiscal 1999 are revenues of approximately $3,741,000 that we recorded from its subsidiary EDnet, an increase of approximately $2,400,000 (179%) over $1,341,000 for the same period last year. This increase is due to the inclusion of a full year of EDnet's activities in our consolidated financial statements in fiscal 1999. As we purchased our interest in EDnet in June 1998, approximately one quarter of their activities are included in our consolidated financial statements for fiscal 1998. Revenues from Video News Wire increased approximately $285,000 (663%) from $43,000 to $328,000 for the fiscal year ending September 30, 1999 as compared to the same period last year. This increase reflects the growth in the live Webcasting and the production and archiving revenue associated with it. Revenues from HotelView recognized during fiscal 1999 include new sales, renewals, language translations and tape sales totaling approximately $150,000, an increase of approximately $94,500 (170%) over fiscal year 1998. The balance of the Company's revenue during fiscal 1999 came from contracts signed by CareView, which experienced an increase of revenues of approximately $118,000 (1312%) from $9,000 to $127,000 for the fiscal year ending September 30, 1999. Revenues recognized by us during fiscal 1998 included HotelView's new sales and renewals and $95,500 of deposits recognized as revenue which had been collected over the prior two years and recognized when the contracts had been completed, initial contracts signed by CareView, billings by the Company's Internet Technologies Group ("ITG)" and fees earned by Video News Wire. The revenues we recognized during fiscal 1999 represent the results of our implementation of our plan of operation which centered on continuing to expand the marketing of our multi-media information libraries in order to generate revenues from various sources such as advertising, subscriptions, viewership, and sponsorships. During fiscal 2000, as our business plan is further implemented, management expects to increase our revenues, with the majority of such increases occurring in the last two quarters of fiscal 2000.

         During fiscal 1999, the cost of revenue increased approximately $3,362,000 (215%) from approximately $1,565,000 to approximately $4,927,000 for the fiscal year ending September 30, 1999. Cost of revenue includes video production costs, ITG expenses, equipment purchases, network fees and related overhead costs. This increase includes additional and archived video production expenses for filming, narration and editing related to the growth of our video content libraries. The increased expenses of approximately $731,000 (316%) from $232,000 to $963,000 for the fiscal year ending 1999 for ITG is partially attributable to the increase in the technical staff and the necessity of utilizing temporary help for the continuation and acceleration of website development. It also includes increased depreciation and Internet access expenses due to our growth. In addition, cost of revenue includes a full year of EDnet's cost of revenue for fiscal 1999, as compared to only the fourth quarter in 1998.

         General and administrative expenses increased approximately $1,526,000 (49%) from $3,110,000 to $4,636,000 during fiscal 1999. Of this increase, approximately $269,000 was from EDnet. SEC, NASDAQ and related fees increased approximately $114,000 (1,425%) from approximately $8,000 to approximately $122,000 as a result of our secondary offering and the move to the NASDAQ National Market, and financial consulting fees increased approximately $328,000 (87%) from approximately $398,000 to $745,000, of which approximately $633,000 was non-cash. Administrative salaries and related expenses increased approximately $328,000 (53%) from approximately $617,000 to $945,000. Sales and marketing expenses increased approximately $1,943,000 (290%) from $669,000 to $2,612,000 during fiscal 1999. Advertising expenses for fiscal 1999 were approximately $521,000, an increase of $428,000 (460%) from $93,000 for the same period last year. There was also an increase in public relations expenses of approximately $102,000 (393%) from $26,000 to $128,000 for the fiscal year ending September 30, 1999. Additional increases were experienced in research and marketing, trade show and travel expenses due to the growth of our sales and marketing activities of our existing libraries and the rollout of our new libraries and related Websites. We anticipate further increases in general and administrative expenses as well as in sales and marketing expenses during fiscal 2000, relative to comparative periods in fiscal 1999, as we continue to implement our business plan.

IMPACT OF YEAR 2000

         We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the year 2000 issue. We have reviewed all software and hardware used internally by us in all support systems and determined that they are year 2000 compliant. The aggregate cost for the year 2000 issue was not material. We, however, cannot predict the effect of the year 2000 issue on entities with which we transact business, and there can be no assurance that the effect of the year 2000 issue on such entities will not have a material adverse effect on our business, financial condition or results of operations. We have formulated a contingency plan with respect to such entities with which we do business. In addition, we utilize third-party equipment, software and content, including non-information technology systems, such as our security system, building equipment and non-capital IT systems embedded microcontrollers that may not be year 2000 compliant. We developed a plan to assess whether these third parties have adequately addressed the year 2000 issue and whether any of our non-IT systems have material year 2000 compliance problems. Failure of such third-party equipment, software, or content to operate properly with regard to the year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations, and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through July 1997, our operations were funded by investment capital from the sale of private equity and shareholder loans. In July 1997, we completed our initial public offering and received net proceeds of approximately $4.8 million. Since July 1997, we have sustained our operations from internally generated funds and net proceeds from the private placement of our preferred and common stock of approximately $5.4 million, net proceeds of approximately $12.4 million from our public secondary offering of common stock and net proceeds of approximately $4.9 million from the exercise of options and warrants through September 30, 1999.

         At September 30, 1999, we had cash of approximately $15,600,000 and working capital of approximately $16,035,000. This was primarily a result of two private placements and a secondary public offering. One sale took place during November and December 1998 in which a total of 544,644 shares were sold at approximately $2.00 per share to 20 accredited investors for which the Company received gross proceeds of $1,040,000. In February 1999, we received net proceeds of approximately $2,600,000 from the sale of our common stock to institutional investors in the second private placement, selling a total of 333,334 shares. In August 1999, we completed a secondary public offering of 1,400,000 shares of common stock which resulted in net proceeds of approximately $12,400,000.

         We believe we have sufficient working capital to fund our current plan of operations until our subsidiaries begin producing revenues sufficient to sustain operations. However, in the event management should determine to either accelerate their business plan or seek additional acquisitions, we may be required to raise additional capital. There are no assurances that such capital will be available to us on terms and conditions we find acceptable. With the proceeds of this offering, coupled with internal liquidity, we will be able to sustain our operations for the next twenty-four months.

         In March 1999, we negotiated an extension of our mortgage on our corporate headquarters with the current lender. The term of the note was extended by forty-two months and is now due on September 30, 2002. The note requires monthly payments of approximately $10,000 and a balloon payment of approximately $800,000 at September 30, 2002.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-24 as follows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors, and their ages are as follows:

NAME                                  AGE                              POSITION
----                                  ---                              --------
Randy S. Selman(1)                    43             Chief Executive Officer, President and Chairman;
                                                       Chairman of EDnet
Alan M. Saperstein                    40             Executive Vice President, Treasurer and Director;
                                                       Director of EDnet
Pauline Schneider                     44             Chief Financial Officer
Benjamin Swirsky(1)(2)                57             Director
Brian K. Service(1)(2)                52             Director; Director of EDnet
Eric Jacobs                           52             Secretary, Director; Director of EDnet
Robert J. Wussler(1)(2)               60             Director

----------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.


         RANDY S. SELMAN. Since our inception in May 1993, Mr. Selman has served as our Chief Executive Officer, President, and a director and from September 1996 through June 1999, as our Chief Financial Officer. Mr. Selman is also a member of the Compensation Committee of the Board of Directors. Since July 1998 Mr. Selman has been Chairman of the Board of EDnet. From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (OTC Bulletin Board: SKTC), a publicly-traded software development company. SKTC develops and markets software for point-of-sale with complete back office functions such as inventory, sales analysis and communications. Mr. Selman founded SKTC in 1985 and was involved in their initial public offering in 1989. Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

         ALAN M. SAPERSTEIN. Mr. Saperstein has served as our Executive Vice President, Treasurer and a director since our inception in May 1993. Mr. Saperstein also serves as an alternate member of the Compensation Committee of the Board of Directors. Since July 1998, Mr. Saperstein has been a member of the Board of Directors of Ednet. From March 1989 until May 1993, Mr. Saperstein was a free-lance producer of video film projects. Mr. Saperstein has provided consulting services for corporations which have set up their own sales and training video departments. From 1983 through 1989, Mr. Saperstein was the Executive Director/Entertainment Division of NFL Films where he was responsible for supervision of all projects, budgets, screenings and staffing.

         PAULINE SCHNEIDER, CPA. Ms. Schneider joined Visual Data as Controller in July 1995 and has served as Chief Financial Officer since July 1999. From September 1988 through April 1993, and January 1995 through April 1995, Ms. Schneider worked for Schmidt, Raines, Trieste, Dickenson & Adams, P.L. as a Senior Accountant. From November 1993 to January 1995, Ms. Schneider served as the Business Manager of the Harid Conservatory and was responsible for financial reporting, security, transportation, risk management and facilities management. Ms. Schneider received a B.A. in psychology from the University of Rochester and completed a concentration equivalent to a major in accounting at Drake University.

         BENJAMIN SWIRSKY. Mr. Swirsky has been a member of the Board of Directors since July 1997 and serves on the Audit and Compensation Committees of the Board of Directors. Mr. Swirsky is the owner of Beswir Properties Inc., an investment capital company. Since June 1998, Mr. Swirsky has been Chairman and CEO of Zconnect, an e-commerce company, where he serves as Chairman. From June 1993 until January 1998, Mr. Swirsky was President and Chief Executive Officer of Slater Steel, Inc., a publicly-traded company listed on the (Toronto Stock
Exchange: SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky was the Chairman of P.C.Docs International, Inc., a Canadian publicly-traded company (Nasdaq: DOCSF), from 1997-1999. Mr. Swirsky is also a member of the Board of Directors of the Four Seasons Hotel Corp., a chain of first class hotels located throughout the world, and serves on the Audit, Compensation and Governance committees of the Board. Mr. Swirsky also sits on the Board of Directors of a number of other companies, including (i) CamVec Corp., a Canadian publicly-traded company (CAT.CV), (ii) MigraTEC Inc., a publicly-traded company (Nasdaq: MIGR) where he currently serves as Chairman,
(iii) Commercial Alcohols, Inc., in which he is also a principal shareholder,
(iv) Bee Line Monorail Systems, Inc., (v) Peregrine Industries, Inc. (OTC Bulletin Board: HVAC), (vi) Kaledon.com, Inc., where he currently serves as Chairman, and (vii) Don Bell Corporation.

         BRIAN K. SERVICE. Mr. Service has been a member of our Board of Directors since July 1997 and serves on the Audit and Compensation Committees of the Board of Directors. Also, since August 1998 Mr. Service has been a Director of EDnet. Mr. Service is a dual New Zealand and U.S. citizen and currently resides in California. Mr. Service currently spends a substantial amount of his professional time in the United States acting as an international business consultant. In this capacity, he has clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994, Mr. Service was Chief Executive Officer and Managing Director of Salmond Smith BioLab, a New Zealand publicly trade company engaged in the production and sale of consumer and industrial products. From 1982 to 1986 he was Chief Executive Officer and Executive Chairman of Milk Products, Holding (North America), Inc., a wholly-owned subsidiary of the New Zealand Dairy Board which was located in Santa Rosa, California. Mr. Service also serves as a Director, Chief Financial Officer and Secretary for Travel Dynamics, Inc. Since September 1999, Mr. Service has served as Chief Executive Officer of 3D Systems, Inc., a publicly traded company.

         ERIC JACOBS. Mr. Jacobs has been a member of the Board of Directors since July 1997 and has served as Secretary since February 1999. From March 1996 until August 1997, Mr. Jacobs was Vice President and General Manager of our wholly owned subsidiary, HotelView(R) Corporation and thereafter he has served as Vice President and General Manager of our wholly owned subsidiary, ResortView Corporation. Since October 1998, Mr. Jacobs has been a member of the Board of Directors of Ednet. Since 1976, Mr. Jacobs has served as the Chairman of the Miami Beach Visitor and Convention Authority and since September 1995 as Chairman of the Greater Miami and the Beaches Hotel Association. Since 1972, Mr. Jacobs has been a member of Miami Beach Chamber of Commerce and has served as its Chairman since September 1996. From 1972 through October 1993, Mr. Jacobs was the owner of, and served as President and General Manager of, the Tarleton Hotel, Miami Beach, Florida.

         ROBERT J. WUSSLER. Mr. Wussler has been a member of the Board of Directors since July 1999. Mr. Wussler has served as a Director of EDnet since 1995. Since June 1998 he has served as Chairman, Chief Executive Officer and President of U.S. Digital Communications, Inc., a global satellite communications firm that specializes in corporate applications. From June 1995 to May 1998, Mr. Wussler was President and Chief Executive Officer of Affiliate Enterprises, Inc., the company formed by ABC Television affiliates to pursue new business opportunities, including emerging technology applications. From 1989 to 1992, he was President and Chief Executive Officer of COMSAT Video Enterprises, where he managed the acquisition of the NBA Denver Nuggets. Previously, from 1980 to 1990, he was Senior Vice President of Turner Broadcasting, where he oversaw the launch of CNN, Headline News and TNT, in addition to serving as President of SuperStation TBS, and from 1974 to 1978 he was the President of CBS Television Network and CBS Sports.

         There is no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. At present, our bylaws provide for not less than two directors. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected annually by the Board of Directors and their terms of office are at the discretion of the Board. Our officers devote full time to our business.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During our fiscal year ended September 30, 1999, our Board of Directors held eight (8) meetings and took action an additional four (4) times by unanimous written consent. Each member of the Board participated in each action of the Board.

         Our Board of Directors have established a Compensation Committee and an Audit Committee. The Compensation Committee administers our stock option plan and makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of our officers and key employees. The members of the Compensation Committee are Randy S. Selman, Benjamin Swirsky, Brian K. Service and Robert J. Wussler. During the year ended September 30, 1999, the Compensation Committee held one (1) meeting. The Audit Committee reviews the engagement of the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of our internal accounting controls. The members of the Audit Committee are Benjamin Swirsky, Brian K. Service and Robert J. Wussler. During the year ended September 30, 1999, the Audit Committee held three (3) meetings. The Compensation Committee and the Audit Committee consist of a majority of independent directors.

DIRECTORS' COMPENSATION

         Directors who are not our employees receive $1,000 per meeting as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors' meetings. Members of the Compensation and Audit Committees also receive compensation of $1,000 per committee meeting.

         On July 30, 1997, we granted to each of Messrs. Service and Swirsky options to each acquire 100,000 shares of our common stock at an exercise price of $2.125 per share. The term of these options is five years from the date of grant, with 50,000 options vesting on the first anniversary of the date of grant, 25,000 vesting on the second anniversary of the date of grant and the remaining 25,000 vesting on the third anniversary of the date of grant. Once vested, the options remain exercisable. In the event, however, either Mr. Service or Mr. Swirsky are not members of our Board of Directors at the time the options vest, they will no longer be entitled to receive such options.

         On January 9, 1998, as amended, we granted Mr. Jacobs options to acquire 50,000 shares of our common stock at an exercise price of $2.125 per share. The term of these options is five years from the date of grant. These options are fully vested and remain exercisable until the expiration date thereof.

         On July 16, 1999 we granted Mr. Wussler options to acquire 75,000 shares of our common stock at an exercise price of $17.1875 per share. The term of these options is five years from the date of grant, with 25,000 vesting on the first anniversary of the date of grant, 25,000 vesting on the second anniversary of the date of grant and the remaining 25,000 vesting on the third anniversary of the date of grant.

         In December 1999 the Board of Directors ratified the Compensation Committee's recommendation that the option packages for the remaining two independent directors, Mr. Swirsky and Mr. Service, be extended for a further two years as from July 16, 1999 with an additional 50,000 options for each director vesting equally over the final two years, and expiring on the same date in 2004.

Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended September 30, 1999 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 1999, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 1999, other than certain filings by Messrs. Selman and Saperstein. As a result of ministerial errors, the Forms 4 related to certain option grants in November 1998 to each of Messrs. Selman and Saperstein were not filed until January 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the fiscal year ended September 30, 1999 (collectively, the "Named Executive Officers"):

                               ANNUAL                                  LONG-TERM
                             COMPENSATION                           COMPENSATION AWARDS
                      --------------------------       -------------------------------------
     NAME AND                                          OTHER ANNUAL    RESTRICTED     OPTIONS         ALL OTHER
PRINCIPAL POSITION    YEAR     SALARY      BONUS       COMPENSATION    STOCK AWDS     SARS(#)  LTIP  COMPENSATION
------------------    ----     ------      -----       ------------    ----------     -------  ----  ------------
Randy S. Selman       1999     $162,110     -0-         $ 9,794(1)         -0-          -0-     -0-       -0-
  President, Chief    1998     $138,363     -0-         $ 9,613(2)         -0-          -0-     -0-       -0-
  Executive Officer   1997     $117,950     -0-         $ 7,500(3)         -0-          -0-     -0-       -0-
  and Director

Alan Saperstein       1999     $162,110     -0-         $14,894(4)         -0-          -0-     -0-       -0-
  Vice President      1998     $138,363     -0-         $13,969(5)         -0-          -0-     -0-       -0-
  Treasurer and       1997     $117,950     -0-         $10,830(6)         -0-          -0-     -0-       -0-
  Director

-------------
(1) Includes $681 for disability insurance, $1,913 for medical insurance and $7,200 automobile allowance.
(2) Includes $511 for disability insurance, $1,902 for medical insurance and a $7,200 automobile allowance.
(3) Includes $672 for disability insurance, $1,428 for medical insurance and a $5,400 automobile allowance.
(4) Includes $597 for disability insurance, $7,097 for medical insurance and $7,200 automobile allowance.
(5) Includes $321 for disability insurance, $6,448 for medical insurance and a $7,200 automobile allowance.
(6) Includes $424 for disability insurance and $5,006 for medical insurance and a $5,400 automobile allowance.



EMPLOYMENT AGREEMENTS

         Effective January 9, 1998, we entered into amended and restated employment agreements with Randy S. Selman, our Chief Executive Officer, President, acting Chief Financial Officer, and a director, and with Alan Saperstein, our Executive Vice President, Treasurer and a director. The agreements with each of Messrs. Selman and Saperstein are substantially similar and superseded in their entirety previous employment agreements with each of Messrs. Selman and Saperstein. The term of the agreement is for three years from the effective date of the agreements and is renewable for successive one year terms unless terminated. The annual salary under each of the agreements is $137,500, which amount will be increased by 10% each year. Messrs. Selman and Saperstein are also each eligible to receive an annual bonus in cash or stock equal to 2% of our earnings before income tax, depreciation and amortization (EBITDA) on that portion of EBITDA that has increased over the previous year's EBITDA.

         Additionally, each of Messrs. Selman and Saperstein were granted options (which contain certain anti-dilution provisions) to purchase 375,000 shares of common stock at $2.125 per share, vesting 125,000 options on each anniversary date of the effective date of each of the agreements. The options, which are exercisable for a period of four years from the vesting date, automatically vest upon the occurrence of certain events, including a change in control, constructive termination (as defined in the agreements) of the employee, or the termination of the employee other than for cause.

         The agreements were further amended, effective September 1, 1999, to
(i) extend the term an additional two years, until January 9, 2003 (ii) increase the annual salary under each agreement to $195,000, and (iii) grant an additional 250,000 options at $8.875 (the fair market value at the date of grant) per share to each of Messrs. Selman and Saperstein, vesting 125,000 options on each anniversary date of the effective date of the additional two year term provided for under the amendment to the amended and restated employment agreements.

         The agreements also provide, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives, (ii) an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Messrs. Selman and Saperstein, (iii) benefits in the event of disability and (iv) contain certain non-disclosure and non-competition provisions. Additionally, Messrs. Selman and Saperstein may be granted certain bonus incentives by our Board of Directors. Furthermore, we have agreed to indemnify each of them for any obligations or guaranties which either of them may have undertaken on our behalf.

         Under the terms of the agreements, we may terminate the employment of Mr. Selman or Mr. Saperstein either with or without cause. If the Agreements are terminated by us without good cause, or by Mr. Selman or Mr. Saperstein with good cause, as applicable, we would be obligated to pay that executive an amount equal to three times that executive's current annual compensation (including base salary and bonus), payable in bi-weekly installments (except in the case of a termination upon a change in control wherein the executive may elect either a lump sum payment, discounted to present market value or payment over a three year period in bi-weekly installments). Additionally, the executive would be entitled to participate in and accrue medical benefits for a period of two years after the date of termination without cause (by us) or for good cause (by the executive). To the extent that either Messrs. Selman or Saperstein are terminated for cause, no severance benefits shall be paid.


STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 1999 to the Named Executive Officers.


                 OPTION GRANTS IN YEAR ENDED SEPTEMBER 30, 1999

                                              INDIVIDUAL GRANTS
                                              --------------------
                     NO. OF SECURITIES        % OF TOTAL OPTIONS
                        UNDERLYING            GRANTED TO EMPLOYEES          EXERCISE      EXPIRATION
     NAME             OPTIONS GRANTED            IN FISCAL YEAR                PRICE          DATE
     ----             ---------------         --------------------             -----          ----
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director          815,000(1)                    28.99%                     (1)           (3)

Alan Saperstein, Vice
  President,
  Secretary and
  Director              815,000(2)                    28.99%                     (2)           (3)

-------------------
(1) Of this amount, 250,000 were granted under the terms of the amendment to the employment agreement between Mr. Selman and us. Of these options, 125,000 options vest on January 8, 2002, and 125,000 options will vest on January 8, 2003. The options automatically vest and are immediately exercisable in the event of a change of control, constructive termination of Mr. Selman or termination of Mr. Selman by us other than for cause. The exercise price of the options is $8.875. In November 1998, we granted to Mr. Selman options to acquire 700,000 shares of our common stock, at an exercise price of $2.125 per share, as part of the executive bonus program. Of these options, 250,000 vested as a result of the successful completion of the acquisition of EDnet. On June 16, 1999 we repriced the 450,000 unvested options to $16.00 per share. Of these repriced options, 315,000 vested as a result of recommendations of our Compensation Committee and the balance of 135,000 shares were cancelled.

(2) Of this amount, 250,000 were granted under the terms of the amendment to the employment agreement between Mr. Saperstein and us. Of these options, 125,000 options vested on January 8, 2002, and 125,000 options will vest on January 8, 2003. The options automatically vest and are immediately exercisable in the event of a change of control, constructive termination of Mr. Saperstein or termination of Mr. Saperstein by us other than for cause. The exercise price of the options is $8.875. In November 1998, we granted to Mr. Selman options to acquire 700,000 shares of our common stock, at an exercise price of $2.125 per share, as part of the executive bonus program. Of these options, 250,000 vested as a result of the successful completion of the acquisition of Ednet. On June 16, 1999 we repriced the 450,000 unvested options to $16.00 per share. Of these repriced options, 315,000 vested as a result of the recommendations of our Compensation Committee and the balance of 135,000 shares were cancelled.

(3)      The options are exercisable for four years from the vesting date.

         In November 1998, we granted each of Messrs. Swirsky and Service options to acquire 50,000 shares of our common stock, at an exercise price of $2.125 per share as part of the executive bonus program. On June 16, 1999 we repriced these options to $16.00 Of these repriced options, 35,000 vested as a result of the recommendations of our Compensation Committee and the balance of 15,000 shares were cancelled.

         Except for options issued in connection with the EDnet transaction and those issued under the amended employment agreements, all of these options were granted under the 1996 Stock Option Plan. See "Management -- 1996 Stock Option Plan."

         The following table sets forth certain information regarding stock options held as of September 30, 1999 by the Named Executive Officers.


           AGGREGATE OPTION EXERCISES IN YEAR ENDED SEPTEMBER 30, 1999
                           AND YEAR-END OPTION VALUES

                                                  NO. OF SECURITIES
                                               UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                      SHARES                         OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                     ACQUIRED                    SEPTEMBER 30, 1999                SEPTEMBER 30, 1999(1)
                        ON        VALUE    -------------------------------      ----------------------------
NAME                 EXERCISE   REALIZED   EXERCISABLE       UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----                 --------   --------   -----------       -------------      -----------    -------------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director        105,000  $1,050,000   972,230(2)         500,000 (2)       $4,586,940      $1,718,750

Alan Saperstein, Vice
  President, Treasurer
  and Director        105,000  $1,050,000   972,230(2)         500,000 (2)       $4,586,940      $1,718,750

--------------------
(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $9.00 per share, being the closing price of our common stock on September 30, 1999 as reported The Nasdaq National Market.
(2) Of such exercisable options, at September 30, 1999, 32,230 options were exercisable at $.00016 per share, 625,000 options were exercisable at $2.125 per share and the remaining 315,000 were exercisable at $16.00. Of the unexercisable options, 250,000 have an exercise price of $2.125 per share and 250,000 have an exercise price of $9.00 per share at September 30, 1998. See Option Grants in Year Ended September 30, 1998 above.


1996 STOCK OPTION PLAN

         On February 9, 1997, the Board of Directors and a majority of our shareholders adopted our 1996

Stock Option Plan (the "Plan"). The purpose of the Plan is to increase the employees', advisors', consultants' and non-employee directors' proprietary interest in us and to align more closely their interests with the interests of our shareholders. The purpose of the Plan is also to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors.

         Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, we have reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). To date, 1,393,325 options have been granted under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $2.125 to $16.00 per share. The Board of Directors or a Committee of the Board of Directors (the "Committee") will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price. As of this date, the Board of Directors has not established a separate Committee.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and to receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

         The term of each Plan Option and the manner in which it may be exercised is determined by the Board of Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan will not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

         The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan. Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only our officers, directors and employees who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not our employee but is a member of our Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted may be exercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of
Section 22(c)(3) of the Code, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan.

         Unless the Plan shall be earlier suspended or terminated by the Board of Directors, the Plan shall terminate on approximately 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                       PRINCIPAL AND SELLING SHAREHOLDERS

         The following table contains information regarding beneficial ownership of our common stock as of December 15, 1999 held by (i) persons who own beneficially more than 5% of our outstanding common stock, (ii) our directors,
(iii) Named Executive Officers and (iv) all of our directors and officers as a group. The table also represents the same information as adjusted to reflect the sale of shares offered hereby.
                                                      SHARES OF COMMON
                                                     STOCK BENEFICIALLY
                                                          OWNED (2)
         NAME AND ADDRESS OF                 ----------------------------------
         OF BENEFICIAL OWNER(1)              NUMBER                  PERCENTAGE
         ----------------------              ------                  ----------

         Randy S. Selman(3)                 1,075,849                    11.4%
         Alan M. Saperstein(4)              1,097,173                    11.6%
         Benjamin Swirsky(5)                  110,000                     1.3%
         Brian K. Service(6)                  170,938                     2.0%
         Eric Jacobs(7)                       138,600                     1.6%
         Robert Wussler(8)                         --                      --
         Pauline Schneider(9)                  71,089                     *
         All Directors and
         Officers (7 persons)(10)           2,663,649                    24.6%

         ----------------
           *  Less than 1%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Visual Data Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such a person within sixty days from the date of this Prospectus upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within sixty days from the date hereof have been exercised. As of December 15, 1999 there were 8,474,920 shares of common stock outstanding.
(3) This amount includes options to acquire an aggregate of 32,230 shares of common stock at an exercise price of $.00016 per share, options to acquire an aggregate of 625,000 shares of common stock at an exercise price of $2.125 per share, and options to purchase 315,000 shares of common stock at an exercise price of $16.00 per share. Excludes options to purchase 250,000 shares of common stock at an exercise price of $2.125 per share and options to purchase 250,000 shares of common stock at an exercise price of $8.875 per share, all of which have not yet vested.
(4) This amount includes options to acquire an aggregate of 32,230 shares of common stock at an exercise price of $.00016 per share, options to acquire an aggregate of 625,000 shares of common stock at an exercise price of $2.125 per share, and options to purchase 315,000 shares of common stock at an exercise price of $16.00 per share. Excludes options to purchase 250,000 shares of common stock at an exercise price of $2.125 per share and options to purchase 250,000 shares of common stock at an exercise price of $8.875 per share, all of which have not yet vested.
(5) This amount includes options to purchase 75,000 shares at $2.125 per share and 35,000 shares of common stock at an exercise price of $16.00 which were granted in November 1998 and subsequently repriced in June 1999, but excludes options to acquire 25,000 shares of common stock at an exercise price of $2.125 per share which were granted in August 1997 immediately following our initial public offering, which have not yet vested. Mr. Swirsky's address is 350 Fairlawn Avenue, Toronto, Ontario, Canada.
(6) This amount includes options to purchase 100,000 shares at $2.125 per share, warrants to purchase an additional 25,000 shares at $3.00, and options to acquire 35,000 shares of common stock at an exercise price of $16.00 which were granted in November 1998 and subsequently repriced in June 1999. Excludes options to acquire an aggregate of 25,000 shares of common stock at an exercise price of $2.125 per share which were granted in August 1997 and options to purchase 35,000 shares at an exercise price of $16.00 which were granted in November 1998 and subsequently repriced in June 1999, all of which have not yet vested. Mr. Service's address is 123 Red Hill Circle, Tiburon, CA 94920.
(7) This amount includes options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $2.125 per share of which 50,000 were granted in January 1998 and 50,000 were granted in November 1998 and includes options to purchase 25,000 shares of common stock at $2.125 that will vest in November 1999.
(8) Excludes options to purchase 75,000 shares of common stock at $17.1875 that have not yet vested.
(9) Includes options to purchase 70,500 shares of common stock at $2.125 per share, 30,000 of which will vest in November 1999. Does not include 489 shares of common stock and options to purchase 5,650 shares of common stock at $2.125 per share owned by Ms. Schneider's husband for which she disclaims beneficial ownership.
(10)     See notes (3)-(9) above.

Anti-takeover Provisions of Florida law

         Florida has enacted legislation that may deter or frustrate takeovers of Florida corporations. The Florida Control Share Act generally provides that shares acquired in excess of certain specified thresholds will not possess any voting rights unless such voting rights are approved by a majority of a corporation's disinterested shareholders. The Florida Affiliated Transactions Act generally requires super majority approval by disinterested shareholders of certain specified transactions between a public corporation and holders of more than 10% of the outstanding voting shares of the corporation (or their affiliates). Florida law and our articles of incorporation and bylaws also authorize us to indemnify our directors, officers, employees and agents to the furthest extent permitted by law. In addition, our articles of incorporation and Florida law presently limit the personal liability of corporate directors for monetary damages, except where the directors (i) breach their fiduciary duties and (ii) such breach constitutes or includes certain violations of criminal law, a transaction from which the directors derived an improper personal benefit, certain unlawful distributions or certain other reckless, wanton or willful acts or misconduct.

Transfer Agent and Registrar

         The transfer agent and registrar for our common stock is Interwest Stock Transfer Company, 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         In May 1999, Eric Jacobs lent EDnet an additional $250,000 under a 90-day unsecured renewable promissory note bearing interest at 12% per annum. Such funds were used by EDnet for the purchase of inventory. The note has been renewed and remains unpaid as of the date of this filing.

         The Company has adopted a corporate governance policy which requires the approval of any transaction between the Company and any officer, director or 5% shareholder by a majority of the independent, disinterested directors. In addition, pursuant to the inclusion of its securities on The NasdaqO National Market, the Company is subject to compliance with certain corporate governance standards adopted by The NasdaqO Stock Market, Inc.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------

1(a)                Form of Underwriting Agreement(11)

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

3(i)(h)             Articles of Amendment dated May 5, 1998(2)

3(i)(i)             Articles of Amendment dated August 11, 1998(6)

3(iii)              By-laws(1)

4(c)                Specimen Common Stock Certificate(1)

4(d) Specimen Common Stock Purchase Warrant (issued pursuant to the Company's initial public offering on July 30, 1997)(1)

4(e)                Form of Underwriter Warrant(10)

4(f)                Form of Consulting Agreement(10)

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

10(c) Third Amended and Restated Employment Agreement between the Company and Randy S. Selman(7)

10(d) Third Amended and Restated Employment Agreement between the Company and Alan Saperstein(7)

10(e)               Contract for Purchase and Sale of Real Property(3)

10(f) Asset Purchase Agreement between the Company and Digital Criteria Technologies, Inc.(4)

10(g)               Securities Purchase Agreement between the Company and
                    EDnet, Inc.(5)

10(h)               Option Agreement between the Company and EDnet,
                    Inc.(5)

10(i) Agreement dated March 9, 1998 by and between Interval International, Inc. and CondoView Corporation(8)

10(j) Agreement dated March 30, 1998 by and between Video News Wire Corporation and P.R. Newswire, Inc.(8)

10(k) Securities Purchase Agreement between the Company and Cranshire Capital, L.P. and Gilford Partners, L.P.(9)

10(l)               Securities Purchase Agreement between the Company and
                    Olive Investors LLC(9)

21                  Subsidiaries of the Company*

23.1                Consent of Independent Certified Public Accountants

27                  Financial Data Schedule*

---------------
*Filed herewith
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2, Registration No. 333-18819, as amended and declared effective by the Commission on July 30, 1997.
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 1998.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 1998.
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 1998.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 1998.
(7) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-3, Registration No. 333-62071, as amended and declared effective by the Commission on November 3, 1998.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 1998 as filed with the Commission on October 15, 1998.
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1998 as filed with the Commission on February 17, 1999.
(10) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1, Registration No. 333-79887.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visual Data Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Visual Data Corporation

                                       By: /s/ Randy S. Selman
                                           -----------------------------------
                                           Randy S. Selman, President, Chief
                                           Executive Officer

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

         Signature                                   Title                                Date
         ---------                                   -----                                ----
/s/ Randy S. Selman                         Director, President,                December 29, 1999
------------------------------------        Chief Executive Officer,
    Randy S. Selman                         Acting Chief Financial
                                            Officer

/s/ Pauline Schneider                       Chief Financial Officer and
------------------------------------        Principal Accounting Officer        December 29, 1999
    Pauline Schneider

/s/ Alan M. Saperstein                      Director and Vice President         December 29, 1999
------------------------------------
    Alan M. Saperstein

/s/ Ben Swirsky                             Director                            December 29, 1999
------------------------------------
    Ben Swirsky

/s/ Brian K. Service                        Director                            December 29, 1999
------------------------------------
    Brian K. Service

/s/ Eric Jacobs                             Director and Secretary              December 29, 1999
------------------------------------
    Eric Jacobs

/s/ Robert Wussler                          Director                            December 29, 1999
------------------------------------
    Robert Wussler


                          Index to Financial Statements






Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets as of September 30, 1999 and 1998              F-3

Consolidated Statements of Operations for the Years Ended
   September 30, 1999 and 1998                                             F-5

Consolidated Statements of Stockholders' Equity for the Years
   Ended September 30, 1999 and 1998                                       F-6

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1999 and 1998                                             F-8

Notes to Consolidated Financial Statements                                 F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Visual Data Corporation:

We have audited the accompanying consolidated balance sheets of Visual Data Corporation and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Data Corporation and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Fort Lauderdale, Florida,
   December 3, 1999.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998




                                                       1999              1998
                                                       ----              ----

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $15,573,644   $   590,848
   Restricted cash                                     301,008        20,000
   Accounts receivable, net of allowance for
     doubtful accounts of $43,953 and $57,941 at
      September 30, 1999 and 1998, respectively        944,973
                                                                     621,546
   Prepaid expenses                                    565,461       347,888
   Other current assets                                712,654       168,109
                                                   -----------   -----------
                  Total current assets              18,097,740     1,748,391

PROPERTY, PLANT AND EQUIPMENT, net                   3,609,417     3,535,205

EXCESS OF PURCHASE PRICE OVER
           NET ASSETS ACQUIRED                         999,475     1,097,243

OTHER                                                   13,775        13,249
                                                   -----------   -----------
                  Total assets                     $22,720,407   $ 6,394,088
                                                   ===========   ===========


















                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF SEPTEMBER 30, 1999 AND 1998

                                   (Continued)

                                                                                       1999             1998
                                                                                       ----             ----

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $  1,429,808    $    831,585
   Deferred revenue                                                                     290,225         131,576
   Current portion of obligations under capital leases                                   11,580          17,147
   Mortgage note payable, current portion                                                40,492         967,023
   Notes payable                                                                        290,500         240,500
                                                                                   ------------    ------------
                  Total current liabilities                                           2,062,605       2,187,831

OBLIGATIONS UNDER CAPITAL LEASES, net of current amount                                   4,045          15,058

MORTGAGE NOTE PAYABLE, net of current portion                                           891,175              --

COMMITMENTS AND CONTINGENCIES (Notes 7 & 13)

MINORITY INTEREST                                                                       945,544         306,506
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.0001 per share: authorized
     5,000,000 shares:
       Series A Convertible Preferred Stock, designated 300 shares, issued and outstanding -0- and 150 at September 30, 1999
         and 1998, respectively                                                              --              --
       Series A-1 Convertible Preferred Stock, designated 150 shares, issued and outstanding -0- and 150 at September 30, 1999 and
         1998, respectively                                                                  --              --
       Series B Convertible Preferred Stock, designated 1,000,000 shares,
         issued and outstanding -0- at September 30, 1999 and 1998                           --              --
   Common Stock, par value $.0001 per share; authorized 20,000,000 shares,
     8,444,870 and 3,732,100 issued and outstanding at
     September 30, 1999 and 1998, respectively                                              844             373
   Additional paid in capital                                                        35,585,195      13,494,945
   Accumulated deficit                                                              (16,769,001)     (9,610,625)
                                                                                   ------------    ------------
                  Total stockholders' equity                                         18,817,038       3,884,693
                                                                                   ------------    ------------

                  Total liabilities and stockholders' equity                       $ 22,720,407    $  6,394,088
                                                                                   ============    ============


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                     1999           1998
                                                     ----           ----

REVENUE                                          $ 4,464,157    $ 1,880,842

COST OF REVENUE                                    4,926,917      1,564,873
                                                 -----------    -----------

GROSS PROFIT (LOSS)                                (462,760)        315,969

OPERATING EXPENSES:
   General and administrative                      4,636,003      3,109,896
   Sales and marketing                             2,611,768        668,944
                                                 -----------    -----------
                  Total operating costs            7,247,771      3,778,840
                                                 -----------    -----------

   Loss from operations                           (7,710,531)    (3,462,871)
                                                 -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                   219,673         68,836
   Rental income                                      76,410         80,671
   Loss on disposal of assets                        (14,141)            --
   Interest expense                                 (109,178)       (96,362)
   Minority interest                                 386,825        (24,869)
                                                 -----------    -----------
                  Total other income (expense)       559,589         28,276
                                                 -----------    -----------
Net  (loss) before taxes                          (7,150,942)    (3,434,595)

    Income taxes                                       7,434             --
                                                 -----------    -----------

     Net loss                                    $(7,158,376)   $(3,434,595)
                                                 ===========    ===========

   Weighted average shares of common stock
     outstanding                                   5,968,262      3,253,731
                                                 ===========    ===========

   Loss per share - basic and diluted            $     (1.20)   $     (1.06)
                                                 ===========    ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998




                                              Series A                   Series A-1                  Series B
                                           Preferred Stock            Preferred Stock             Preferred Stock
                                         -------------------        ------------------        -------------------
                                         Shares       Amount        Shares      Amount        Shares       Amount
                                         ------       ------        ------      ------        ------       ------

Balance, September 30, 1997                 --         $--             --        $--          $ --            $ --
Issuance of shares for services
   and incentives                           --          --             --         --            --              --
Issuance of warrants and options
   for services and incentives              --          --             --         --            --              --
Issuance of shares for assets               --          --             --         --            --              --
Issuance of warrants for assets             --          --             --         --            --              --
Issuance of shares for cash                150          --            150         --            --              --
Exercise of warrants                        --          --             --         --            --              --
Preferred dividends payable                 --          --             --         --            --              --
Net loss                                    --          --             --         --            --              --
                                          ----        ----           ----       ----          ----            ----

Balance, September 30, 1998                150          --            150         --            --              --
Issuance of warrants and options
   for services and incentives              --          --             --         --            --              --
Issuance of shares for assets               --          --             --         --            --              --
Issuance of shares for cash                 --          --             --         --            --              --
Conversion of preferred stock             (150)         --           (150)        --            --              --
Exercise of warrants                        --          --             --         --            --              --
Preferred dividends payable                 --          --             --         --            --              --
Net loss                                    --          --             --         --            --              --
                                          ----        ----           ----       ----          ----            ----
Balance, September 30, 1999                 --         $--             --        $--            --            $ --
                                          ====        ====           ====       ====          ====            ====










                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Continued)


                                                 Common Stock               Additional
                                         ----------------------------        Paid-in          Accumulated
                                          Shares              Amount         Capital            Deficit
                                         ---------          ---------      ------------       ------------

Balance, September 30, 1997              3,037,971            $  304       $ 9,401,789       $ (6,154,989)
Issuance of shares for services
   and incentives                          184,785                18           509,017                 --
Issuance of warrants and
   options for services and
   incentives                                   --                --           442,619                 --
Issuance of shares for assets              240,000                24           911,226                 --
Issuance of warrants for assets                 --                --           261,680                 --
Issuance of shares for cash                266,665                27         1,964,864                 --
Exercise of warrants                         2,679                --             3,750                 --
Preferred dividends payable                     --                --                --            (21,041)
Net loss                                        --                --                --         (3,434,595)
                                      ------------      ------------      ------------       ------------

Balance, September 30, 1998              3,732,100               373        13,494,945         (9,610,625)
Issuance of warrants and
   options for services and
   incentives                                   --                --         1,122,003                 --
Issuance of shares for assets               12,800                 1           139,999                 --
Issuance of shares for cash              2,277,978               228        15,866,505                 --
Conversion of preferred stock              917,490                92               (92)                --
Issuance of warrants for cash                   --                --             9,660                 --
Exercise of warrants                     1,504,502               150         4,931,134                 --
Issuance of shares for preferred
  stock dividend                                --                --                --             21,041
Net loss                                        --                --                --         (7,158,376)
                                      ------------      ------------      ------------       ------------
Balance, September 30, 1999              8,444,870            $  844       $35,585,195       $(16,769,001)
                                      ============      ============      ============       ============










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                             1999             1998
                                                             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $  (7,158,376)   $  (3,434,595)
   Adjustments to reconcile net loss to
     net cash used in operating activities-
       Depreciation and amortization                        857,805          309,458
       Loss on disposal of fixed assets                      14,141               --
       Provision for doubtful accounts                        7,760          103,545
       Minority interest                                    313,908           24,869
       Issuance of equity securities for
         services and incentives                          1,122,003          951,654
       Changes in assets and liabilities:
         Accounts receivable                               (478,789)        (313,085)
         Prepaid expenses                                  (224,129)        (228,388)
         Other current assets                              (544,545)          24,368
         Accounts payable and accrued expenses              564,201           37,597
         Deferred revenue                                   172,770          (27,964)
                                                         ----------       ----------
              Net cash used in operating activities      (5,353,251)      (2,552,541)
                                                         ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                   (847,521)        (383,276)
   Acquisitions, net of cash acquired                            --         (747,627)
   Increase in restricted cash                             (181,008)         (20,000)
   Capital transactions of subsidiary                      (321,223)              --
   Sale of IBS subsidiary's assets                          886,997               --
   (Increase) decrease in deposits                           (6,939)          15,211
                                                         ----------       ----------
              Net cash used in investing activities        (469,694)      (1,135,692)
                                                         ----------       ----------















                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Continued)





                                                                   1999             1998
                                                                   ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgage note payable and note payable        $    (35,356)      $    (73,477)
   Payments on capital leases                                     (16,580)           (33,013)
   Proceeds from note payable                                     250,000            281,000
   Repayment of note payable                                     (200,000)                --
   Issuance of preferred stock                                         --          1,376,191
   Issuance of common stock                                    15,866,733            170,450
   Proceeds from sale of warrants                                   9,660                 --
   Proceeds from exercise of warrants and options               4,931,284              3,750
                                                             ------------       ------------
              Net cash provided by financing activities        20,805,741          1,724,901
                                                             ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                            14,982,796         (1,963,332)

CASH AND CASH EQUIVALENTS, beginning of year                      590,848          2,554,180
                                                             ------------       ------------

CASH AND CASH EQUIVALENTS, end of year                       $ 15,573,644       $    590,848
                                                             ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
     Cash payments for interest                              $    109,178       $     93,687
                                                             ============       ============
     Cash payments for income taxes                          $      7,434       $         --
                                                             ============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Issuances of common shares for:
       Services and incentives                               $         --       $    509,035
       Property, plant and equipment                              140,000                 --
     Issuance of warrants and options for
       services and incentives                                  1,122,003            442,619
                                                             ------------       ------------

                                                             $  1,262,003       $    951,654

     Property and equipment financed by capital leases       $         --       $     13,952
                                                             ============       ============

     Accrued dividends payable                               $         --       $     21,042
                                                             ============       ============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999




NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Visual Data Corporation ("VDC" or the "Company") and its wholly owned subsidiaries are in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and, eventually, Interactive television ("ITV"). The information libraries contain short concise vignettes on various topics such as travel, medicine and health care and corporate information. During the years ended September 30, 1999 and 1998, the primary distribution channel for all of VDC's libraries was the Internet.

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

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of VDC and its subsidiaries, HotelView Corporation ("HotelView"), CareView Corporation ("CareView"), Video News Wire Corp., ResortView Corporation ("ResortView"), AttractionView Corporation , MedicalView Corporation and EDnet, Inc., a 51% owned subsidiary. EDnet was acquired on June 20, 1998. EDnet's results have been included in the accompanying consolidated financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Our HotelView, CareView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per hit charges are recognized when users watch a video on the Internet. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. A significant component of EDnet's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Ednet recognizes revenues from equipment installation, Webcasting and bridging when service is performed. Network usage revenue is recognized based on an estimate of customers' monthly usage. EDnet leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Property and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization expense on assets acquired under capital leases is included with depreciation expense. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109, "Accounting for Income Taxes"deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at September 30, 1999 and 1998. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

EARNINGS PER SHARE

For the years ended September 30, 1999 and 1998, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage notes payable, notes payable and obligations under capital leases approximate fair value due to the short maturity of the instruments.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999





NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

ADVERTISING COSTS

Advertising costs are expensesd as incurred. Advertising expense for the years ended September 30, 1999 and 1998 totaled approximately $521,000 and $93,000, respectively.

NOTE 2:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:

                                               September 30,
                                      -----------------------------             Lives
                                         1999                1998              (Years)
                                      -----------       -----------            -------
Building                              $ 1,551,189       $ 1,549,782                39
Furniture and fixtures                    210,388           270,235                 7
Equipment                                 447,463           194,934                 5
Editing and production equipment          592,980           527,973              3-10
Computer equipment                        462,140           198,598               3-5
Video library content                     243,750                --               2-3
Software                                1,066,245           683,980               3-5
Network & related equipment               818,895         1,246,863                 5
Leasehold improvements                     26,183            26,183                 7
                                      -----------       -----------
                                        5,419,223         4,698,548
Less:  Accumulated depreciation
         and amortization              (1,809,816)       (1,163,343)
                                      -----------       -----------
                                      $ 3,609,417       $ 3,535,205
                                      ===========       ===========


NOTE 3: PURCHASE OF EDNET, INC.

On June 20, 1998, the Company acquired 51% of the common stock of EDnet, Inc. The consideration for the shares consisted of (i) cash in the amount of $698,000; (ii) five year warrants to purchase 50,000 shares of the Company's common stock at $3.00 per share, valued at $2.74 per warrant; (iii) 75,000 shares of the Company's common stock valued at $3.75 per share; and (iv) a secured promissory note in the aggregate principal amount of approximately $284,000. The note is secured by a mortgage on VDC's principal executive offices.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 3: PURCHASE OF EDNET, INC. (CONTINUED)

In addition, the Company received an option to acquire at an exercise price of $.10 per share, the number of shares actually purchased upon exercise of each option, warrant and other convertible security of EDnet outstanding at the date of closing. Based upon the number of convertible securities outstanding, the Company has the right to purchase up to an aggregate of 6,542,722 shares of EDnet's common stock. The Company's right to exercise the options shall accrue on the date of exercise of the corresponding outstanding option and shall expire on the first anniversary of the exercise date of each such outstanding option. During the fiscal year ended September 30, 1999, the Company exercised options and warrants to purchase an additional 3,212,231 shares of EDnet common stock.

The acquisition of EDnet has been accounted for under the purchase method of accounting and the results of operations of EDnet are included in the historical financial statements from the date of acquisition. The Company's unaudited pro forma consolidated results of operations assuming the above acquisition had been consummated as of the beginning of period presented as follows for the year ended September 30, 1998 (in 000's, except per share amounts). The amounts used for EDnet are for its year ended June 30, 1998.

     Revenue                                    $  4,544,581
     Loss from operations                       $ (4,327,390)
     Net loss                                   $ (3,251,564)
     Net loss per common share-
        Basic and diluted                       $       (.98)

This transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. As a result of this allocation, $1,115,688 of the purchase price was allocated to excess of purchase price over net assets acquired.

     Aggregate purchase price                    $  1,400,000

     Net assets acquired:
       Working capital (deficit)                      (55,933)
       Property and equipment                         394,806
       Other                                          227,076
       Minority interest                             (281,637)
                                                -------------
                                                      284,312
     Excess of purchase price over
       net assets acquired                      $   1,115,688
                                                =============

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999





NOTE 4:  CAPITAL LEASE OBLIGATIONS

The Company acquired certain equipment under leases which are accounted for as capital leases. The capital leases are secured by the equipment under lease. The following is a schedule, by year, of the future minimum lease payments under the capital leases together with the present value of the net minimum lease payments at September 30, 1999.

Year ending September 30,
   1999                                        $     --
   2000                                          12,795
   2001                                           4,239
                                              ---------

   Total minimum lease payments                  17,034
   Less:  Amount representing interest           (1,409)

   Present value of minimum lease
    payments                                     15,625
       Less:  current portion                   (11,580)
                                              ---------
       Long-term portion                      $   4,045
                                              =========

NOTE 5: NOTES PAYABLE AND OTHER DEBT

NOTES PAYABLE

Notes payable consist of the following as of September 30:


                                                                                            1999               1998
                                                                                            ----               ----
Note payable to a director of VDC, with original principal of $200,000 at 12%
   interest. This note was paid off in full in December 1998. A new note payable to such Director with a principal of $250,000 at 12% interest was issued in
   May 1999. The principal balance was renewed and
   accrued interest was paid through November 17, 1999.                            $      250,000      $     200,000

Notes payable to employees, interest at 6% per annum, uncollateralized.
   Accrued interest payable as of September 30, 1999 is $1,823. The notes are subordinated to the $250,000 credit line discussed below.
   Notes are due on demand thereafter.                                                     40,500             40,500
                                                                                   --------------      --------------
         Total notes payable-related party                                         $      290,500      $     240,500
                                                                                   ==============      ==============


                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 5: NOTES PAYABLE AND OTHER DEBT (CONTINUED)

  LINE OF CREDIT

The Company has a line of credit of $10,000 with a financial institution, of which $-0- and $8,214 was outstanding as of September 30, 1999 and 1998, respectively.

In 1999, the Company obtained an additional line of credit of $250,000. The line of credit bears interest at the institution's published reference rate plus 2.5%, which was 8.25% at September 30, 1999. The line of credit is secured by the assets of the Company. There is no balance on the line of credit as of September 30, 1999.

MORTGAGE NOTE PAYABLE

Mortgage note payable consists of the following as of September 30:

                                                                                           1999               1998
                                                                                           ----               ----
Note payable to an unrelated financial institution, interest payable at 8.75% on a 15 year amortization, principal balance and any accrued interest due
   September 30 , 2002, secured by a mortgage on VDC's facility
   in Pompano Beach, Florida.                                                     $       931,667      $     967,023

         Less:  current portion                                                           (40,492)          (967,023)
                                                                                   --------------     --------------

               Long term portion                                                   $      891,175     $           --
                                                                                   ==============     ==============

NOTE 6: SALE OF INTERNET BUSINESS SOLUTIONS (IBS)

In December 1998, EDnet sold substantially all of the assets and certain of the liabilities of its wholly-owned subsidiary, Internet Business Solutions, Inc. ("IBS"), for $1,000,000. The assets sold included office and computer equipment used by IBS in its business of web site development and design, as well as receivables and certain other intangible assets. At closing, EDnet received $900,000 of the purchase price, with the remaining $100,000 deposited into an interest bearing escrow account established for the benefit of EDnet. Such amount will be released in full to EDnet in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the buyer. Pursuant to the sales agreement, EDnet received the first payment of $50,000 on July 8, 1999.

Results of operations for the year ended September 30, 1999 include IBS revenues and expenses of $252,000 and $229,000, respectively. Proforma information is not required as the sale of the assets and liabilities was immaterial to the Company's financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 7:  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

As of September 30, 1999, the Company leases office space and certain equipment under various noncancelable operating leases. The leases begin to expire in March 2000. Future minimum lease payments required under noncancelable leases as of September 30, 1999 are as follows:

Year ending September 30:

   2000                                     $     155,703
   2001                                           159,016
   2002                                           159,016
   2003                                           159,016
   2004                                            39,754
                                            -------------

Total minimum lease payments                $     672,505
                                            =============

Rent expense for all operating leases for the years ended September 30, 1999 and 1998 totaled $137,521 and $52,146, respectively.

EMPLOYMENT CONTRACTS

In January 1998, the Company's President and Vice President entered into amended employment agreements with the Company. The three year contracts provided for the granting of 375,000 options to the President and the Vice President at an exercise price of $2.125 to vest at the rate of 125,000 on each anniversary of the effective date of the amended contract. These contracts were amended in September 1999 to extend the term for two years and grant an additional 250,000 options with an exercise price of $8.875 to each executive to vest at the rate of 125,000 on each anniversary of the effective date of the contract. The contracts further provide for an annual bonus in cash or stock equal to 2% of the Company's increase in earnings as defined therein.

EDnet has contracts with several of its key employees that expire at dates through December 31, 2000. At September 30, 1999 and 1998, the commitment under all of the EDnet contracts was approximately $495,000 and $980,000, respectively.

ANNUAL VOLUME COMMITMENT

EDnet entered into an agreement with a major telecommunications company for network usage discounts. The agreement has a two-year term which commenced March 31, 1998 and calls for a $480,000 annual volume commitment.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999




NOTE 7:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

UNDERWRITER WARRANTS

In connection with the Company's initial public offering in July 1997, the Company granted to the underwriters rights to purchase from VDC up to 100,000 shares of common stock and 100,000 warrants. They are exercisable at a price of $8.40 of the initial public offering price per share of common stock (or the exercise price per share for the warrants) until July 30, 2000. A total of 32,000 and 100,000 of these warrants are outstanding at September 30, 1999 and 1998, respectively.

NOTE 8:  REVENUE

In March 1998, the Company entered into an agreement with Digital Criteria Technologies whereby it obtained an exclusive license to market VoiceSelect, a multimedia database and search technology for professional voice talent, via the Internet. Under the terms of the agreement, VDC acts as the Internet host for VoiceSelect and markets the product through VDC's TalentView division to advertising agencies, talent agencies and voice talent. Upon consummation of the contract the Company received a non-refundable signing fee of $250,000 which is included in Revenue in the accompanying statement of operations for the year ended September 30, 1998. The Company is also entitled to a percentage of the revenues generated by VDC's development and marketing efforts. VDC was also given right of first refusal to purchase the product.

Revenue by type for the years ended September 30, 1999 and 1998 are as follows:

                                         1999            1998
                                         ----            ----

Contract revenue                     $  393,322      $  188,022
Signing fee                                  --         250,000
Webcasting and related services         327,823          42,891
Sales:
   Equipment sales                    1,160,617         376,581
   Installation fees                    647,174         171,036
   Usage fees                         1,393,003         388,681
   Web design and consulting            472,146         441,081
   Other                                 70,072          22,550
                                     ----------      ----------
                                     $4,464,157      $1,880,842
                                     ==========      ==========

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999




NOTE 9:  CAPITAL STOCK

PREFERRED STOCK

On May 8, 1998, the Company completed the sale of 150 shares of its Series A Convertible Preferred Stock ("Preferred A") to two institutional investors resulting in gross proceeds of $750,000. The Preferred A bears interest at five percent per annum, payable upon conversion of the preferred shares to common shares and was payable in common shares at the Company's option. Dividends payable of $15,833 on the Preferred A were included in accrued expenses at September 30, 1998. The Preferred A was convertible into VDC's Common Stock at a price equal to the lesser of (i) $3.0428, subject to adjustment, or (ii) a floating conversion price determined by multiplying a Conversion Percentage in effect as of such date by the market price for VDC's Common Stock. The Conversion Percentage was 87.76% for the first one hundred eighty (180) days from the closing and 82.76% for any day thereafter, subject to adjustment. The market price for VDC's Common Stock was the average of the three lowest closing bid prices for such Common Stock during the twenty (20) consecutive trading days immediately preceding such date.

On August 11, 1998 VDC completed the sale of 150 shares of VDC's Series A-1 Convertible Preferred Stock (the "Preferred A-1") to an institutional investor resulting in gross proceeds of $750,000. The Preferred A-1 bears interest at five percent per annum, payable upon conversion of the Preferred Stock, and was payable in kind at VDC's option. Dividends payable of $5,208 related to the Preferred A-1 was included in accrued expenses at September 30, 1998. The Preferred A-1 was convertible into VDC's Common Stock at a price equal to the lesser of (i) $3.0428 per share, or (ii) a floating conversion price determined by multiplying a Conversion Percentage in effect as of such date by the Market Price for VDC's Common Stock. The Conversion Percentage shall be 87.76% for the first 180 days from the issuance date of the Preferred A-1 and 82.76% for any day thereafter. The Market Price for VDC's Common Stock was the average of the three lowest closing bid prices for such Common Stock during the twenty (20) consecutive trading days immediately preceding such date. In no event was any holder of Preferred A-1 entitled to convert shares in excess of the number of shares of Preferred A-1 which, upon conversion, would cause the aggregate number of shares of Common Stock beneficially owned by such holder and its affiliates to exceed 4.99% of the outstanding shares of Common Stock following such conversion.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 9:  CAPITAL STOCK - (CONTINUED)

During November and December 1998 VDC sold an aggregate of 544,644 shares of its Common Stock, to a group of accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. VDC received approximately $940,000 in gross proceeds from such private placement. In February 1999, we received net proceeds of approximately $2,600,000 from the sale of our common stock to institutional investors in the second private placement, selling a total of 333,334 shares.

In August 1999, the Company concluded a secondary offering of 1,400,000 shares of common stock which resulted in net proceeds of approximately $12,400,000. The underwriters of the offering received a commission of 8%, a non-accountable expense allowance of 1% and warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $16.50. The warrants are exercisable for a period of four years beginning August 11, 2000.

VDC has reserved 7,003,465 and 1,760,451 shares of common stock for issuance relating to unexpired options and warrants at September 30, 1999 and 1998, respectively.

NOTE 10:  INCOME TAXES

The deficit accumulated during the development stage (inception through August 31, 1996) of approximately $2,025,000 is capitalized for income tax purposes as accumulated start-up costs, and is being amortized over a 60 month period beginning September 1, 1996. VDC has a net operating loss carryforward as of September 30, 1999 of approximately $13.5 million for federal income tax purposes, inclusive of the amortization of the start-up costs. The net operating losses are carried forward for tax purposes and begin to expire in 2016. VDC has recorded a valuation allowance of approximately $5,400,000 (100%) with respect to any future tax benefits arising from any net operating losses and the amortization of the start-up costs due to the uncertainty of their ultimate realization.

NOTE 11:  SEGMENT INFORMATION

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas of operation and major customers. VDC adopted SFAS No. 131 on October 1, 1998.

The Company's operations are comprised of two segments. One segment, consisting of Visual Data and its wholly owned subsidiaries primarily produces, markets and distributes video information libraries intended for use by the general public through various distribution channels, primarily via the Internet. Our EDnet subsidiary develops and markets integrated audio and video production applications for the entertainment industry. The Company's management relies on reports generated by two separate management accounting systems which present various data for management to run the business.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999




NOTE 11:  SEGMENT INFORMATION (CONTINUED)

Company management makes financial decisions and allocates resources based on the information it receives from these systems.

All material balances related to Company sales, primary business activities, and location of property, plant and equipment are within the United States. For the years ended September 30, 1999 and 1998, no single customer accounted for 10% or more of the Company's net sales with the exception of Digital Criteria Technologies from whom we received a marketing fee in March 1998. See NOTE 8.

Detailed below are the results of operations by segment for the years ended September 30, 1999 and 1998.

                                                                   1999
                                                                   ----

                                                VDC               EDnet               Total
                                                ---               -----               -----
Revenue                                    $    723,075       $  3,741,082       $  4,464,157
Cost of revenue                               2,028,376          2,898,541          4,926,917
                                           ------------       ------------       ------------
Gross profit (loss)                          (1,305,301)           842,541           (462,760)
   General and administrative                 4,084,523            551,480          4,636,003
   Sales and marketing                        1,357,609          1,254,159          2,611,768
                                           ------------       ------------       ------------
         Total operating costs                5,442,132          1,805,639          7,247,771
                                           ------------       ------------       ------------
         Loss from operations                (6,747,433)          (963,098)        (7,710,531)
                                           ------------       ------------       ------------
Other income (expense)
   Interest income                              205,967             13,706            219,673
   Rental income                                 76,410                 --             76,410
   Loss on disposal of assets                   (13,323)              (818)           (14,141)
   Interest expense                             (86,405)           (22,773)          (109,178)
   Minority interest                            386,825                 --            386,825
                                           ------------       ------------       ------------
         Total other income (expense)           569,474             (9,885)           559,589
                                           ------------       ------------       ------------
Loss before taxes                            (6,177,959)          (972,983)        (7,150,942)

   Income taxes                                      --              7,434              7,434
                                           ------------       ------------       ------------
   Net loss                                $ (6,177,959)      $   (980,417)      $ (7,158,376)
                                           ============       ============       ============
   Assets                                  $ 20,639,672       $  2,080,735       $ 22,720,407
                                           ============       ============       ============

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 11:  SEGMENT INFORMATION (CONTINUED)

                                                                1998
                                                                ----

                                                  VDC           EDnet              Total
                                            -----------       -----------       -----------
Revenue                                     $   540,240       $ 1,340,602       $ 1,880,842

Cost of revenue                                 761,089           803,784         1,564,873
                                            -----------       -----------       -----------
Gross profit (loss)                            (220,849)          536,818           315,969
   General and administrative                 2,776,511           333,385         3,109,896
   Sales and marketing                          518,965           149,979           668,944
                                            -----------       -----------       -----------
         Total operating costs                3,295,476           483,364         3,778,840
                                            -----------       -----------       -----------
         Income (loss from operations)       (3,516,325)           53,454        (3,462,871)
                                            -----------       -----------       -----------
Other income (expense)
   Interest income                               68,447               389            68,836
   Rental income                                 80,671                --            80,671
   Interest expense                             (93,272)           (3,090)          (96,362)
   Minority interest                            (24,869)               --           (24,869)
                                            -----------       -----------       -----------
         Total other income (expense)            30,977)           (2,701)           28,276
                                            -----------       -----------       -----------

Income (loss) before taxes                   (3,485,348)           50,753        (3,434,595)
   Income taxes                                      --                --                --
                                            -----------       -----------       -----------
   Net income (loss)                        $(3,485,348)      $    50,753       $(3,434,595)
                                            ===========       ===========       ===========
   Assets                                   $ 5,215,534       $ 1,178,554       $ 6,394,088
                                            ===========       ===========       ===========


                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 12:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

At September 30, 1999, there were vested options outstanding to purchase an aggregate of 3,550,264 shares of common stock at exercise prices ranging from $.00016 to $18.00 expiring between December 2000 and September 2003. In addition to the 1,135,000 publicly traded warrants issued at the time of the Company's IPO, at September 30, 1999, there were vested warrants to purchase an aggregate of 404,201 shares of common stock outstanding, inclusive of the Underwriter Warrants discussed in Note 7, at exercise prices ranging from $6.00 to $16.50 expiring from July 2002 to August 2004.

The Company follows the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123"). VDC has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options.

VDC has granted a total of 4,429,635 options to purchase shares of Common Stock to management, employees and directors. Detail of option activity is as follows:

                                           1999                          1998
                                 ------------------------ -----------------------------
                                                Weighted                      Weighted
                                  Number        Average         Number        Average
                                    of          Exercise          of          Exercise
                                  Shares         Price          Shares         Price
                                 ---------      ---------   -----------    ------------
Balance, beginning of year       1,935,041       $   3.82      632,720       $   5.98
Expired during year                     --             --       (2,679)      $   1.40
Granted during year              2,711,300       $   8.15    1,305,000       $   2.77
Exercised during year             (216,706)      $    .15           --             --
                                 ---------                   ---------
Balance, end of year             4,429,635       $   5.86    1,935,041       $   3.82
                                 =========                   =========
Exercisable at end of year       2,844,635       $   5.57    1,135,041       $   4.59

The following table summarizes the pro forma consolidated results of operations of VDC as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                               1999                  1998
                                      ----------------    -------------------
Pro forma results of operations:
   Net loss                           $  (15,830,641)      $     (4,271,717)
   Net loss per share                 $        (2.65)      $          (1.31)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 50.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected terms of 4 years.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 13: SUBSEQUENT EVENT

On or about October 18, 1999, Peter Bisulca instituted an action against VDC and Randy Selman, our Chief Executive Officer and President, individually, entitled BISULCA v. VISUAL DATA CORPORATION AND RANDY S. SELMAN, Case No. CL 99-9971 AD, in the 15th Judicial Circuit in and for Palm Beach County, Florida. The Complaint alleges breach of contract and conversion against VDC and tortious interference with contract against Randy S. Selman, seeking damages in excess of $2,000,000 in connection with a Consulting Agreement dated May 1, 1998, allegedly entered into between VDC and Peter Bisulca. A Motion to Dismiss was filed on behalf of VDC and Randy S. Selman, which remains pending. In the opinion of management, the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.