Form 10QSB
period 1999-12-31
VISUAL DATA CORP
filed 2000-02-14
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to
                                                 ---------    -----------

         Commission file number 000-22849

                             Visual Data Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
                        ---------------------------------
                        (IRS Employer Identification No.)

                 1291 SW 29 Avenue, Pompano Beach, Florida 33069
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  954-917-6655
                           ---------------------------
                           (Issuer's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 11, 2000 the registrant had issued and outstanding 8,479,920 shares of common stock.

         Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS
                                                                    Page Number

Table of Contents                                                         1

Condensed Consolidated Balance Sheets at December 31, 1999
and September 30, 1999 (Unaudited)                                        2

Condensed Consolidated Statements of Operations for the Three Months
Ended December 31, 1999 and 1998 (Unaudited)                              4

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended December 31, 1999 and 1998 (Unaudited)                       5

Notes to Unaudited Condensed Consolidated Financial Statements            6

                    VISUAL DATA CORPORATION AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)



                                                                December 31,     September 30,
                                                                   1999              1999
                                                                -----------      -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $12,913,006      $15,573,644
   Restricted cash                                                  304,458          301,008
   Accounts receivable, net of allowance for doubtful
      accounts of $40,608 and $43,953 at December 31, 1999
      and September 30, 1999, respectively                        1,236,466          944,973
   Prepaid expenses                                                 559,716          565,461
   Other current assets                                             980,147          712,654
                                                                -----------      -----------
                  Total current assets                           15,993,793       18,097,740

PROPERTY, PLANT AND EQUIPMENT, net                                3,730,902        3,609,417

GOODWILL                                                            976,329          999,475
OTHER                                                                16,180           13,775
                                                                -----------      -----------
                  Total assets                                  $20,717,204      $22,720,407
                                                                ===========      ===========






                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                   (Continued)

                                                                                          December 31,      September 30,

                                                                                             1999              1998
                                                                                          ------------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  $  1,877,512      $  1,429,808
   Deferred revenue                                                                            332,605           290,225
   Current portion of obligations under capital leases                                           8,475            11,580
   Mortgage note payable                                                                        41,384            40,492
   Notes payable                                                                               290,500           290,500
                                                                                          ------------      ------------
                  Total current liabilities                                                  2,550,476         2,062,605

OBLIGATIONS UNDER CAPITAL LEASES, net of current amount                                          2,568             4,045

MORTGAGE NOTE PAYABLE, net of current portion                                                  880,838
                                                                                                                 891,175

COMMITMENTS AND CONTINGENCIES (Note 3)

MINORITY INTEREST                                                                              834,818           945,544
                                                                                          ------------      ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.0001 per share; authorized
     5,000,000 shares:
       Series A Convertible Preferred Stock, designated 300 shares, issued and outstanding -0- at December 31, 1999 and
         September 30, 1999,  respectively                                                          --                --
       Series A-1 Convertible Preferred Stock, designated 150 shares, issued and outstanding -0- at December 31, 1999 and
         September 30, 1999, respectively                                                           --                --
       Series B Convertible Preferred Stock, designated 1,000,000 shares, issued and outstanding -0- at December 31, 1999 and
         September 30, 1999, respectively                                                           --                --
   Common  Stock,  par value  $.0001 per share;  authorized 20,000,000 shares,
     8,479,920 and 8,444,870 issued and outstanding at
     December 31, 1999 and September 30, 1999, respectively                                        848               844
   Additional paid in capital                                                               35,689,597        35,585,195
   Accumulated deficit                                                                     (19,241,941)      (16,769,001)
                                                                                          ------------      ------------
                  Total stockholders' equity                                                16,448,504        18,817,038
                                                                                          ------------      ------------
                  Total liabilities and stockholders' equity                              $ 20,717,204      $ 22,720,407
                                                                                          ============      ============



The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                   (Unaudited)



                                                          1999                1998
                                                      -----------         -----------
REVENUE                                               $ 1,401,583         $ 1,104,065

COST OF REVENUE                                        (1,620,312)           (974,930)
                                                      -----------         -----------

GROSS PROFIT (LOSS)                                      (218,729)            129,135

OPERATING EXPENSES:
   General and administrative                           1,084,014             736,435
   Sales and marketing                                  1,450,620             566,152
                                                      -----------         -----------
                  Total operating costs                 2,534,634           1,302,587
                                                      -----------         -----------
   Loss from operations                                (2,753,363)         (1,173,452)

OTHER INCOME (EXPENSE):
   Interest income                                        177,147               5,906
   Rental income                                           20,027              19,592
   Interest expense                                       (31,743)            (22,668)
   Minority interest                                      114,992              48,214
                                                      -----------         -----------
                  Total other income (expense)            280,423              51,044
                                                      -----------         -----------
   Net (loss) before taxes                             (2,472,940)         (1,122,408)

    Income taxes                                            - 0 -               4,000
                                                      -----------         -----------

    Net loss                                          $(2,472,940)        $(1,126,408)
                                                      ===========         ===========
   Weighted average shares of common stock
     outstanding
                                                        8,456,666           4,280,376
                                                      ===========         ===========

   Loss per share - basic and diluted                 $      (.29)        $     (0.26)
                                                      ===========         ===========






The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                   (Unaudited)


                                                                 1999                1998
                                                             ------------         ------------
Cash flows used in operating activities                      $ (2,393,902)        $   (112,020)

Cash flows used in investing activities                          (357,115)             (33,500)

Cash flows provided by financing activities                        90,379              869,307
                                                             ------------         ------------
Net (decrease)  increase in cash and cash equivalents          (2,660,638)             723,787
Cash and cash equivalents, beginning of period                 15,573,644              590,848
                                                             ------------         ------------
Cash and cash equivalents, end of period                     $ 12,913,006         $  1,314,635
                                                             ============         ============








The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation ("VDC" or the "Company") and its wholly owned subsidiaries are in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and, eventually, Interactive television. The information libraries contain short concise vignettes on various topics such as travel, medicine and health care and corporate information. Currently, the primary distribution channel for all of VDC's libraries is the Internet.

EDnet, Inc. ("EDnet") a 51% owned subsidiary of VDC purchased in June 1998, develops and markets integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the U. S. entertainment and advertising industries. EDnet, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. It provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business.

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

Revenue Recognition

Our HotelView, CareView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per view charges are recognized when users watch a video on the Internet. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. A significant component of EDnet's revenue relates to the sale of equipment, which is recognized when equipment is installed or upon signing of a contract after a free trial period. EDnet recognizes revenues from equipment installation, Webcasting and bridging when service is performed. Network usage revenue is recognized based on an estimate of customers' monthly usage. EDnet leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Data

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 1999 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of December 31, 1999 and the results of their operations and cash flows for the three months ended December 31, 1999 and 1998. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending September 30, 2000.

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

Income Taxes

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109, "Accounting for Income Taxes" deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 1999 and September 30, 1999. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

For the three months ended December 31, 1999 and 1998, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three months ended December 31, 1999 and 1998 totaled approximately $616,000 and $14,000, respectively.

NOTE 2: SEGMENT INFORMATION

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

The Company's operations are comprised of two segments. One segment, consisting of Visual Data and its wholly owned subsidiaries primarily produces, markets and distributes video information libraries intended for use by the general public through various distribution channels, currently via the Internet. Our EDnet subsidiary develops and markets integrated audio and video production applications for the entertainment industry. The Company's management relies on reports generated by two separate management accounting systems which present various data for management to run the business.

Company management makes financial decisions and allocates resources based on the information it receives from these systems.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2:  SEGMENT INFORMATION (CONTINUED)

All material balances related to Company sales, primary business activities, and location of property, plant and equipment are within the United States. For the three months ended December 31, 1999 and 1998, no single customer accounted for 10% or more of the Company's net sales

Detailed below are the results of operations by segment for the three months ended December 31, 1999 and 1998.


                                                             1999
                                         ----------------------------------------------
                                             VDC             EDnet            Total
                                         ------------     ------------     ------------
Revenue                                  $    383,768     $  1,017,815     $  1,401,583

Cost of revenue                               678,022          942,290        1,620,312
                                         ------------     ------------     ------------

Gross profit (loss)                          (294,254)          75,525         (218,729)

   General and administrative                 747,108          336,906        1,084,014
   Sales and marketing                      1,335,383          115,237        1,450,620
                                         ------------     ------------     ------------
         Total operating costs              2,082,491          452,143        2,534,634
                                         ------------     ------------     ------------
         Loss from operations              (2,376,745)        (376,618)      (2,753,363)
                                         ------------     ------------     ------------

Other income (expense)
   Interest income                            173,968            3,179          177,147
   Rental income                               20,027               --           20,027
   Interest expense                           (22,022)          (9,721)         (31,743)
   Minority interest                          114,992               --          114,992
                                         ------------     ------------     ------------
         Total other income (expense)         286,965           (6,542)         280,423
                                         ------------     ------------     ------------
Loss before taxes                          (2,089,780)        (383,160)      (2,472,940)
   Income taxes                                    --               --               --
                                         ------------     ------------     ------------
   Net loss                              $ (2,089,780)    $   (383,160)    $ (2,472,940)
                                         ============     ============     ============

   Assets                                $ 18,264,051     $  2,453,153     $ 20,717,204
                                         ============     ============     ============


                           VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2:  SEGMENT INFORMATION (CONTINUED)


                                                             1998
                                          -------------------------------------------
                                             VDC             EDnet           Total
                                          -----------     -----------     -----------
Revenue                                   $    76,507     $ 1,027,558     $ 1,104,065
Cost of revenue                               270,048         704,882         974,930
                                          -----------     -----------     -----------
Gross profit (loss)                          (193,541)        322,676         129,135

   General and administrative                 599,594         136,841         736,435
   Sales and marketing                        286,420         279,732         566,152
                                          -----------     -----------     -----------
         Total operating costs                886,014         416,573       1,302,587
                                          -----------     -----------     -----------
         Income (loss from operations)     (1,079,555)        (93,897)     (1,173,452)
                                          -----------     -----------     -----------

Other income (expense)
   Interest income                              5,906              --           5,906
   Rental income                               19,592              --          19,592
   Interest expense                           (22,170)           (498)        (22,668)
   Minority interest                           48,214              --          48,214
                                          -----------     -----------     -----------
         Total other income (expense)          51,542            (498)         51,044
                                          -----------     -----------     -----------
Income (loss) before taxes                 (1,028,013)        (94,395)     (1,122,408)

   Income taxes                                    --           4,000           4,000
                                          -----------     -----------     -----------
   Net income (loss)                      $(1,028,013)    $   (98,395)    $(1,126,408)
                                          ===========     ===========     ===========
   Assets                                 $ 5,656,854     $ 1,419,626     $ 7,076,480
                                          ===========     ===========     ===========


NOTE 3:  LEGAL PROCEEDING

On or about October 18, 1999, Peter Bisulca instituted an action against Visual Data and Randy Selman, our Chief Executive Officer and President, individually, entitled BISULCA V. VISUAL DATA CORPORATION AND RANDY S. SELMAN, Case No. CL 99-9971 AD, in the 15th Judicial Circuit in and for Palm Beach County, Florida. The Complaint alleged breach of contract and conversion against Visual Data and tortious interference with contract against Randy S. Selman, seeking damages in excess of $2,000,000 in connection with a Consulting Agreement dated May 1, 1998, allegedly entered into between Visual Data and Peter Bisulca. A Motion to Dismiss was filed on behalf of Visual Data and Randy S. Selman, the hearing on which was cancelled as a result of the Complaint being amended. The Complaint was amended to no longer include Randy S. Selman as a defendant and the claim for conversion was dropped. The Company intends to vigorously defend itself in this action and, in the opinion of management, the ultimate outcome of this matter will not have a material impact on the Company's financial position or results of operations.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 4: SUBSEQUENT EVENT

In March, 1999, we announced an agreement with Telestream, the manufacturer of a high quality video delivery system, ClipMail(TM) Pro (which can send video over data networks using high-speed wide-band, Internet networks). Through our subsidiary EDnet, we became the first OEM dealer for this video appliance.

On January 21, 2000, we completed a new agreement with Telestream to become the Master Distributor of all of their Clip(TM)Mail Pro products in the United States for the entertainment and advertising community. We plan to add regional sales offices in Detroit, New York City and Atlanta as well as independent sales representatives during the fiscal year.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Read the following discussion together with the information contained in the Unaudited Condensed Consolidated Financial Statements and related Notes included elsewhere in this prospectus.

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

PLAN OF OPERATION

Our current plan of operation includes continuing to expand the marketing of our video libraries through the development of certain strategic partnerships and the building of domestic and international sales channels, developing new products and continuing to look for synergistic acquisition opportunities. We continue to invest in the enhancement of our existing video libraries, as well as the creation of new video libraries.

In conjunction with our Video News Wire service, we've developed an Internet-based audio information service for the investment community called TheFirstNews.com (http://www.thefirstnews.com) which launched at the end of November 1999. The new site provides a continuous audio stream of breaking corporate and industry news announcements as they are released from various news services. Users of TheFirstNews.com are able to listen to audio excerpts from all press releases of the day or set preferences of specific industries or individual stocks they wish to be informed about. The patent pending software used allows TheFirstNews.com player to be set in quiet mode or at low volume continuously on the users' desktop. When an audio excerpt is released concerning a company or industry that the user has pre-selected, the player automatically raises the volume. Archived text of the entire release is also available on the site. We are currently expanding the service to include the latest business information from the top corporate news sources, just minutes after it is released.

REVENUE RECOGNITION

Our HotelView, CareView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per view charges are recognized when users watch a video on the Internet. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. A significant component of EDnet's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. EDnet recognizes revenues from equipment installation, webcasting and bridging when service is performed. Network usage revenue is recognized based on an estimate of customers' monthly usage. EDnet leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

Results of Operations

Quarter ended December 31, 1999 compared to quarter ended December 31, 1998.

The Company recognized revenue of approximately $1,402,000 during the first quarter of fiscal 2000, representing an increase of $298,000 (27%) over revenues of approximately $1,104,000 for the same period in fiscal 1999. Revenues from EDnet accounted for approximately $1,018,000 as compared to approximately $1,028,000 for the same period in fiscal 1999 which represents a decrease of approximately $10,000 (1%). This change is comprised of an increase of $170,000 in revenues from equipment sales, installation and monthly fees, webcasting and rental fees from approximately $418,000 to approximately $588,000 for the three months ending December 31, 1998 and 1999, respectively, and an offsetting decrease of approximately $190,000 from web design and consulting revenue lost due to the sale of EDnet's subsidiary, IBS, for the same periods. Video News Wire revenue was approximately $243,000 during the first quarter of fiscal 2000 as compared to approximately $45,000 for the same period in the prior year, an increase of $198,000 (440%). Additionally, revenue from new and renewal contracts signed by CareView increased by approximately $61,000 (678%) to approximately $70,000 in the first quarter of fiscal 2000 from approximately $9,000 during the corresponding period last year. The balance of the Company's revenue for the first quarter of fiscal 2000, approximately $71,000, was derived from new and renewal contracts signed by HotelView and ResortView, and new contracts signed by MedicalView.

Cost of revenue includes video production costs, a percentage of the Company's Internet Technologies Group's ("ITG") expenses, and related overhead costs, as well as network fees and equipment costs associated with EDnet's revenue. Cost of revenue increased approximately $645,000 (66%) from approximately $975,000 to $1,620,000 for the first quarter of fiscal 2000 as compared to the same period last year. This increase includes additional video production expenses related to the growth of our video content libraries, including an increase in camera crew expense of approximately $46,000 (219%) from approximately $21,000 in the first quarter of fiscal 1999 to approximately $67,000 during the same period of fiscal 2000. Expenses for ITG increased approximately $255,000 (236%) from $108,000 to $363,000 for the first quarter fiscal 2000 as compared to the same period last year due to the increase of the technical staff and the necessity of utilizing temporary help for the continuation and acceleration of website development, as well as increased depreciation and Internet access expenses associated with our expansion. EDnet's cost of sales increased approximately $237,000 (25%) from approximately $705,000 to approximately $942,000, primarily because the video products that have been introduced this year have a higher cost of sales than the audio equipment and the costs associated with web design and consulting that comprised the prior years cost of revenue figure.

General and administrative expenses increased approximately $348,000 (47%) from approximately $736,000 to approximately $1,084,000 for the three months ending December 31, 1998 and 1999, respectively. Of this increase, approximately $200,000 was a result of an expansion in Ednet's infrastructure to handle the newly introduced video transmission product. Sales and marketing expenses increased approximately $885,000 (156%) from approximately $566,000 to approximately $1,451,000 for the three months ending December 31, 1998 and 1999 respectively. Sales and marketing salaries and related expenses increased approximately $250,000 (184%) from approximately $136,000 to approximately $386,000 for the three months ending December 31, 1998 and 1999 respectively, due to an increase in personnel. Advertising expenses for the three months ending December 31, 1999 were approximately $616,000, an increase of approximately $602,000 (4300%) from approximately $14,000 for the same period last year, primarily as a result of increased marketing activities for our existing libraries and the rollout of new websites.

We continue to implement our plan of operation to build critical mass in the vertical markets we serve and expand the marketing of our multi-media information libraries in order to generate revenues from various sources such as advertising, subscriptions, viewership, and sponsorships. As part of this expansion, we will continue to "bundle" our travel content by destination, including hotels, resorts, golf courses, and attractions, and distribute them via links to high traffic websites. We also plan to introduce our CruiseView library during the current fiscal year, as well as expand the services available at TheFirstNews.com.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Company had working capital of approximately $13,443,000. The Company believes it has sufficient working capital to fund its current plan of operations until its subsidiaries begin producing revenues sufficient to sustain operations. However in the event management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital. There are no assurances that such capital will be available to the Company on terms and conditions it finds acceptable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities.

                  None

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K

                  None

         Exhibits

                  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Visual Data Corporation,
                                           a Florida corporation



Date: February 14, 2000                    /s/ Randy S. Selman
                                           -------------------------------------
                                           Randy S. Selman,
                                           President and Chief Executive Officer




                                           /s/ Pauline Schneider
                                           -------------------------------------
                                           Chief Financial Officer and
                                           Principal Accounting Officer