Form 10QSB
period 2000-03-31
VISUAL DATA CORP
filed 2000-05-15
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                     FLORIDA
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
        -----------------------------------------------------------------
                        (IRS Employer Identification No.)

                 1291 SW 29 AVENUE, POMPANO BEACH, FLORIDA 33069
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  954-917-6655
        -----------------------------------------------------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 11, 2000 the registrant had issued and outstanding 8,482,420 shares of common stock.

         Transitional Small Business Disclosure Format (check one); Yes [ ] No [X].

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE NUMBER
                                                                                                        -----------
Table of Contents                                                                                          1

Condensed Consolidated Balance Sheets at March 31, 2000
and September 30, 1999 (Unaudited)                                                                          2-3

Condensed Consolidated Statements of Operations for the Six Months
and Three Months Ended March 31, 2000 and 1999 (Unaudited)                                                 4

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended March 31, 2000 and 1999 (Unaudited)                                                                  5

Notes to Unaudited Condensed Consolidated Financial Statements                                             6-12


                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                March 31,         September 30,
                                                                                   2000               1999
                                                                                ---------         -------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ................................................     $ 9,852,099     $15,573,644
   Restricted cash ..........................................................         308,240         301,008
   Accounts receivable, net of allowance for doubtful accounts of $38,321 and
      $43,953 at March 31, 2000 and September 30, 1999, respectively ........       1,660,351         944,973
   Prepaid expenses .........................................................         565,615         565,461
   Other current assets .....................................................         896,704         712,654
                                                                                  -----------     -----------
                  Total current assets ......................................      13,283,009      18,097,740

PROPERTY, PLANT AND EQUIPMENT, net ..........................................       4,008,260       3,609,417

GOODWILL ....................................................................         959,033         999,475

OTHER .......................................................................          19,210          13,775
                                                                                  -----------     -----------

                  Total assets ..............................................     $18,269,512     $22,720,407
                                                                                  ===========     ===========















                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)

                                                                                      March 31,        September 30,
                                                                                         2000              1999
                                                                                      ---------        -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .......................................     $  1,842,741      $  1,429,808
   Deferred revenue ............................................................          367,153           290,225
   Current portion of obligations under capital leases .........................            6,114            11,580
   Mortgage note payable .......................................................           42,296            40,492
   Line of credit ..............................................................          100,000                --
   Notes payable (Note 3) ......................................................          250,000           290,500
                                                                                     ------------      ------------
                  Total current liabilities ....................................        2,608,304         2,062,605

OBLIGATIONS UNDER CAPITAL LEASES, net of current amount ........................            1,043             4,045

MORTGAGE NOTE PAYABLE, net of current portion ..................................          870,286           891,175

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6 & 7)

MINORITY INTEREST ..............................................................          342,158           945,544
                                                                                     ------------      ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.0001 per share; authorized
     5,000,000 shares:
       Series A Convertible Preferred Stock, designated 300 shares, issued and outstanding -0- at March 31, 2000 and September 30, 1999,
         respectively ..........................................................               --                --
       Series A-1 Convertible Preferred Stock, designated 150 shares, issued and outstanding -0- at March 31, 2000 and September 30, 1999,
         respectively ..........................................................               --                --
       Series B Convertible Preferred Stock, designated 1,000,000 shares, issued and outstanding -0- at March 31, 2000 and September 30,
         1999, respectively ....................................................               --                --
   Common Stock, par value $.0001 per share; authorized 20,000,000 shares, 8,482,420 and 8,444,870 issued and outstanding at
     March 31, 2000 and September 30, 1999, respectively .......................              848               844
   Additional paid in capital ..................................................       36,069,642        35,585,195
   Accumulated deficit .........................................................      (21,622,769)      (16,769,001)
                                                                                     ------------      ------------
                  Total stockholders' equity ...................................       14,447,721        18,817,038
                                                                                     ------------      ------------
                  Total liabilities and stockholders' equity ...................     $ 18,269,512      $ 22,720,407
                                                                                     ============      ============


      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                        Six months ended March 31,      Three months ended March 31,
                                      ----------------------------      ----------------------------
                                          2000             1999            2000             1999
                                      -----------      -----------      -----------      -----------
REVENUE .........................      $3,028,147       $2,117,901       $1,626,564       $1,013,836

COST OF REVENUE .................       3,400,835        2,133,044        1,780,524        1,158,114
                                      -----------      -----------      -----------      -----------
GROSS PROFIT (LOSS) .............        (372,688)         (15,143)        (153,960)        (144,278)

OPERATING EXPENSES:
   General and administrative ...       2,408,482        2,126,145        1,306,024        1,092,222
   Sales and marketing ..........       2,640,947          819,686        1,208,771          551,022
                                      -----------      -----------      -----------      -----------
         Total operating costs ..       5,049,429        2,945,831        2,514,795        1,643,244
                                      -----------      -----------      -----------      -----------
   Loss from operations .........      (5,422,117)      (2,960,974)      (2,668,755)      (1,787,522)
                                      -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
   Interest income ..............         326,797           33,483          149,650           27,577
   Rental income ................          40,501           39,652           20,474           20,060
   Loss on disposal of assets ...          (3,008)              --           (3,008)              --
   Interest expense .............         (62,985)         (57,980)         (31,242)         (35,312)
   Minority interest ............         269,477          126,250          154,486           78,036
                                      -----------      -----------      -----------      -----------
Total other income (expense) ....         570,782          141,405          290,360           90,361
                                      -----------      -----------      -----------      -----------
Net loss before taxes ...........      (4,851,335)      (2,819,569)      (2,378,395)      (1,697,161)

   Provision for income taxes ...           2,433            4,000            2,433               --
                                      -----------      -----------      -----------      -----------
     Net loss ...................     $(4,853,768)     $(2,823,569)     $(2,380,828)     $(1,697,161)
                                      ===========      ===========      ===========      ===========
Weighted average shares of common
    stock outstanding ...........       8,468,925        4,893,186        8,481,184        5,519,614
                                      ===========      ===========      ===========      ===========
Net loss per share - basic and
    diluted......................     $     (0.57)     $     (0.58)     $     (0.28)     $     (0.31)
                                      ===========      ===========      ===========      ===========







      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED MARCH 31,

                                   (Unaudited)

                                                                2000              1999
                                                           ------------      ------------

Cash flows used in operating activities ..............     $ (5,008,851)     $ (3,002,792)

Cash flows (used in) provided by  investing activities         (860,133)          528,658

Cash flows provided by financing activities ..........          147,439         4,802,457
                                                           ------------      ------------
Net (decrease) increase in cash and cash equivalents..       (5,721,545)        2,328,323

Cash and cash equivalents, beginning of period .......       15,573,644           590,848
                                                           ------------      ------------

Cash and cash equivalents, end of period .............     $  9,852,099      $  2,919,171
                                                           ============      ============


      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

EDnet, Inc. ("EDnet") a 51% owned subsidiary of VDC purchased in June 1998, develops and markets integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the U.S. entertainment and advertising industries. EDnet, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. It provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of VDC and its subsidiaries, HotelView Corporation ("HotelView"), CareView Corporation ("CareView"), Video News Wire Corp., ResortView Corporation ("ResortView"), AttractionView Corporation , MedicalView Corporation ("MedicalView"), TheFirstNews.com Corporation and EDnet, Inc., a 51% owned subsidiary. EDnet's results have been included in the accompanying condensed consolidated financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The annual financial statements of the Company as of September 30, 1999 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of March 31, 2000 and September 30, 1999 and the results of their operations for the six months and three months ended March 31, 2000 and 1999 and cash flows for the six months ended March 31, 2000 and 1999. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending September 30, 2000.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109, "Accounting for Income Taxes" deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at March 31, 2000 and September 30, 1999. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

For the six months and three months ended March 31, 2000 and 1999, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage note payable, notes payable and obligations under capital leases approximate fair value due to the short maturity of the instruments.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the six months ended March 31, 2000 and 1999 totaled approximately $775,000 and $70,000, respectively. Advertising expense for the three months ended March 31, 2000 and 1999 totaled approximately $159,000 and $55,000 respectively.

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

The Company's operations are comprised of two segments. One segment, consisting of Visual Data and its wholly owned subsidiaries primarily produces, markets and distributes video information libraries intended for use by the general public through various distribution channels, currently via the Internet. Another segment consisting of our EDnet subsidiary develops and markets integrated audio and video production applications for the entertainment industry. The Company's management relies on reports generated by two separate management accounting systems which present various data for management to run the business.

Company management makes financial decisions and allocates resources based on the information it receives from these systems.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 2:  SEGMENT INFORMATION (CONTINUED)

All material balances related to Company sales, primary business activities, and location of property, plant and equipment are within the United States. For the three and six months ended March 31, 2000 and 1999, no single customer accounted for 10% or more of the Company's net sales

Detailed below are the results of operations by segment for the six months and three months ended March 31, 2000 and 1999.

                                                                       2000
                                 --------------------------------------------------------------------------------------------
                                          Six Months Ended March 31,                     Three Months Ended March 31,
                                 --------------------------------------------    --------------------------------------------
                                       VDC            EDnet          Total             VDC           EDnet          Total
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenue ......................   $    767,805    $  2,260,342    $  3,028,147    $    384,036    $  1,242,528    $  1,626,564

Cost of revenue ..............      1,344,753       2,056,082       3,400,835         666,732       1,113,792       1,780,524
                                 ------------    ------------    ------------    ------------    ------------    ------------
Gross profit (loss) ..........       (576,948)        204,260        (372,688)       (282,696)        128,736        (153,960)

General and administrative ...      1,711,381         697,101       2,408,482         945,829         360,195       1,306,024
Sales and marketing ..........      2,347,904         293,043       2,640,947       1,030,965         177,806       1,208,771
                                 ------------    ------------    ------------    ------------    ------------    ------------
Total operating costs ........      4,059,285         990,144       5,049,429       1,976,794         538,001       2,514,795
                                 ------------    ------------    ------------    ------------    ------------    ------------
Loss from operations .........     (4,636,233)       (785,884)     (5,422,117)     (2,259,490)       (409,265)     (2,668,755)
                                 ------------    ------------    ------------    ------------    ------------    ------------

Other income(expense)
    Interest income ..........        321,627           5,170         326,797         147,659           1,991         149,650
    Rental income ............         40,501              --          40,501          20,474              --          20,474
    Interest expense .........        (44,004)        (18,981)        (62,985)        (21,982)         (9,260)        (31,242)
    Loss on disposal of assets         (3,008)             --          (3,008)         (3,008)             --          (3,008)
    Minority interest ........        269,477              --         269,477         154,486              --         154,486
                                 ------------    ------------    ------------    ------------    ------------    ------------
Total other income(expense) ..        584,593         (13,811)        570,782         297,629          (7,269)        290,360
                                 ------------    ------------    ------------    ------------    ------------    ------------

Loss before taxes ............     (4,051,640)       (799,695)     (4,851,335)     (1,961,861)       (416,534)     (2,378,395)

   Provision for income taxes              --           2,433           2,433              --           2,433           2,433
                                 ------------    ------------    ------------    ------------    ------------    ------------

   Net loss ..................   $ (4,051,640)   $   (802,128)   $ (4,853,768)   $ (1,961,861)   $   (418,967)   $ (2,380,828)
                                 ============    ============    ============    ============    ============    ============

   Total assets ..............   $ 15,309,296    $  2,960,216    $ 18,269,512
                                 ============    ============    ============


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 2:  SEGMENT INFORMATION (CONTINUED)

                                                                       1999
                                   -------------------------------------------- ---------------------------------------
                                            Six Months Ended March 31,               Three Months Ended March 31,
                                   -----------------------------------------    ---------------------------------------
                                        VDC          EDnet         Total            VDC        EDnet          Total
                                   -----------    -----------    -----------    -----------    ---------    -----------
Revenue ........................   $   225,971    $ 1,891,930    $ 2,117,901    $   149,464    $ 864,372    $ 1,013,836

Cost of revenue ................       797,913      1,335,131      2,133,044        527,865      630,249      1,158,114
                                   -----------    -----------    -----------    -----------    ---------    -----------
Gross profit (loss) ............      (571,942)       556,799        (15,143)      (378,401)     234,123       (144,278)

General and administrative .....     1,501,096        625,049      2,126,145        746,905      345,317      1,092,222
Sales and marketing ............       604,518        215,168        819,686        472,695       78,327        551,022
                                   -----------    -----------    -----------    -----------    ---------    -----------
Total operating costs ..........     2,105,614        840,217      2,945,831      1,219,600      423,644      1,643,244
                                   -----------    -----------    -----------    -----------    ---------    -----------
Loss from operations ...........    (2,677,556)      (283,418)    (2,960,974)    (1,598,001)    (189,521)    (1,787,522)
                                   -----------    -----------    -----------    -----------    ---------    -----------
Other income (expense)
   Interest income .............        26,051          7,432         33,483         20,145        7,432         27,577
   Rental income ...............        39,652             --         39,652         20,060           --         20,060
   Interest expense ............       (54,948)        (3,032)       (57,980)       (32,778)      (2,534)       (35,312)
   Minority interest ...........       126,250             --        126,250        78,036           --         78,036
                                   -----------    -----------    -----------    -----------    ---------    -----------
Total other income (expense) ...       137,005          4,400        141,405         85,463        4,898         90,361
                                   -----------    -----------    -----------    -----------    ---------    -----------
Loss before taxes ..............    (2,540,551)      (279,018)    (2,819,569)    (1,512,538)    (184,623)    (1,697,161)

   Provision for income taxes...            --          4,000          4,000             --           --             --
                                   -----------    -----------    -----------    -----------    ---------    -----------
   Net loss ....................   $(2,540,551)   $  (283,018)   $(2,823,569)   $(1,512,538)   $(184,623)   $(1,697,161)
                                   ===========    ===========    ===========    ===========    =========    ===========
   Total assets ................   $ 7,237,104    $ 1,484,889    $ 8,721,993
                                   ===========    ===========    ===========


                   A VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 3: NOTES PAYABLE

On May 17, 1999, a promissory note in the amount of $250,000 was executed between EDnet and Eric Jacobs, a member of VDC's and Ednet's Board of Directors. These funds were used for purchasing inventory.

     Note payable and advances-related parties consist of the following:

                                                                                             March 31,    Sept. 30,
                                                                                               2000         1999
                                                                                          -------------  ----------
      Note payable to Eric Jacobs,  principal of $250,000 at 12% interest, due on
          demand.  Accrued interest payable as of March 31, 2000 is $1,151 ...........      $250,000      $250,000
      Notes payable to EDnet officers at 6% interest, not collateralized. Paid
          in full January 19, 2000 ...................................................            --        40,500
                                                                                            --------      --------
                Total note payable and advances-related parties ......................      $250,000      $290,500
                                                                                            ========      ========


NOTE 4:  LEGAL PROCEEDING

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

NOTE 5: PROPOSED PURCHASE OF BALANCE OF EDNET

In March 2000, VDC signed a letter of intent to purchase the balance of outstanding common shares of our 51% owned subsidiary EDnet. The proposed terms of the letter of intent included the right to receive one share of Visual Data for every ten outstanding shares of the capital stock of EDnet and the conversion of every ten outstanding options or warrants of EDnet into one option or warrant to purchase a share of VDAT common stock The transaction is subject to the execution of a definitive agreement and the approval of EDnet's shareholders.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 6:  MASTER DISTRIBUTION AGREEMENT

On January 21, 2000, EDnet completed a new agreement with Telestream, Inc., the manufacturer of a high quality video delivery system, ClipMail(TM) Pro (which can send video over data networks using high-speed wide-band, Internet networks), to become the exclusive distributor of all of their Clip(TM)Mail Pro product in the United States for the entertainment and advertising community. The agreement calls for us to purchase $2,000,000 worth of products by March 2001, with a provision that allows Telestream to revoke our exclusive distributorship to the above referenced domestic industries upon sixty days notice if we haven't purchased $1,500,000 of equipment by November 2000. The agreement shall automatically renew for one additional fixed term of one (1) year (the "Renewal Term"), provided that the parties mutually agree in writing upon minimum sales goals for the Renewal Term, and, provided that during the Renewal Term the Agreement may be terminated by the Telestream with sixty (60) days notice if Distributor fails to meet such agreed upon minimum sales goals during any quarter of the Renewal Term.

NOTE 7: SUBSEQUENT EVENTS

On April 17, 2000, we announced the postponement of our intent to purchase the balance of outstanding common shares of EDnet due to market conditions at the time.

On April 17, 2000, VDAT announced its Board of Directors had authorized the Company to repurchase up to one million shares of its common stock from time to time in the open market. To date, the Company has repurchased 69,000 shares of its common stock

On April 5, 2000, Daniel Zevin instituted a class action lawsuit against Entertainment Digital Network Inc., Visual Data Corporation, Randy S. Selman, Brian K. Service, Tom Kobayashi, David Gustafson, Eric Jacobs, and Alan M. Saperstein. The Complaint alleges breach of fiduciary duty in connection with the proposed purchase by VDAT of the remaining outstanding common shares of EDnet. Insofar as the transaction, which is the basis of the Complaint, has been postponed, the Company's attorneys have requested an extension of time to respond to the court and have asked the plaintiff to file a voluntary dismissal of the Complaint.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements

OVERVIEW

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

We've developed an Internet-based audio information service for the investment community called TheFirstNews.com (HTTP://WWW.THEFIRSTNEWS.COM) which was introduced in November 1999. The new site provides a continuous audio stream of breaking corporate and industry news as it is released from various news services, often minutes before the news is released to other Internet sources. Users of TheFirstNews.com are able to listen to audio excerpts of all the news of the day or set preferences of specific industries or individual stocks they wish to be informed about. The patent pending software used allows TheFirstNews.com player to be set in quiet mode or at low volume on the users' desktop. When an audio excerpt is broadcast concerning a company or industry that the user has pre-selected, the player automatically raises the volume. Members may also choose to receive a popup text notification instead. Archived text of the entire news story is also available on the site. We aggregate news from newswires, business web sites and television and broadcast the news just minutes after it is released. The Company has signed agreements with more than seventeen brokerage, investment and business news affiliates who have agreed to offer TheFirstNews.com service to their members.

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

RESULTS OF OPERATIONS

Quarter and year-to-date ended March 31, 2000 compared to quarter and year-to-date ended March 31, 1999.

The Company recognized revenue of approximately $3,028,000 for the six months ended March 31, 2000, representing an increase of approximately $910,000 (43%) over revenues of approximately $2,118,000 for the same period in fiscal 1999. Revenues for the three months ended March 31, 2000 totaled approximately $1,627,000, an increase of approximately $613,000 (61%) over revenues of approximately $1,014,000 for the same period in fiscal 1999. Revenues from EDnet accounted for approximately $2,260,000 for the six months ended March 31, 2000 as compared to approximately $1,892,000 for the same period in fiscal 1999, which represents an increase of approximately $368,000 (20%). This change is comprised of an increase of approximately $589,000 (69%) in revenues from equipment sales, installation and monthly fees, webcasting and rental fees from approximately $855,000 to approximately $1,444,000 for the six months ending March 31, 1999 and 2000, respectively, and an offsetting decrease of approximately $29,000 from usage and hosting fees as well as a decrease of approximately $192,000 from web design and consulting revenue lost due to the sale of EDnet's subsidiary, IBS, for the same periods. For the three months ended March 31, 2000, revenues from EDnet were approximately $1,243,000, an increase of approximately $379,000 (44%) from approximately $864,000 for the same period in fiscal 1999. This change is comprised of an increase in equipment sales, installation and monthly fees, webcasting and rental fees. Video News Wire revenue was approximately $440,000 during the first six months of fiscal 2000 as compared to approximately $83,000 for the same period in the prior year, an increase of approximately $357,000 (430%). Video News Wire revenue for the three months ended March 31, 2000 was approximately $197,000, an increase of approximately $142,000 (258%) from approximately $55,000 for the same period during fiscal 1999. Additionally, revenue from new and renewal contracts signed by CareView, ResortView, and HotelView and new contracts signed by MedicalView increased by approximately $187,000 (133%) to approximately $328,000 during the first six months of fiscal 2000 from approximately $141,000 during the corresponding period last year. During the three months ended March 31, 2000, these same new and renewal revenues increased approximately $150,000 (405%) to approximately $187,000 from approximately $37,000 during the corresponding period in fiscal 1999.

Cost of revenue includes video production costs, a percentage of the Company's Internet Technologies Group's ("ITG") expenses, and related overhead costs, as well as network fees and equipment costs associated with EDnet's revenue. Cost of revenue increased approximately $1,268,000 (59%) from approximately $2,133,000 to $3,401,000 for the first six months of fiscal 2000 as compared to the same period last year. This increase includes additional video production expenses related to the growth of our video content libraries, including an increase in camera crew expense of approximately $97,000 (211%) from approximately $46,000 in the first six months of fiscal 1999 to approximately $143,000 during the same period of fiscal 2000 as well as an increase in production salaries of approximately $51,000 (24%) from approximately $209,000 to approximately $260,000 during the same periods. Expenses for ITG increased approximately $310,000 (90%) from approximately $343,000 to approximately $653,000 for the first six months of fiscal 2000 as compared to the same period last year due to the increase of the technical staff and the necessity of utilizing temporary help for the continuation and acceleration of website development, as well as increased depreciation and Internet access expenses associated with our expansion. Cost of revenue for the three month period ended March 31, 2000 increased approximately $623,000 (54%) from approximately $1,158,000 to approximately $1,781,000 during the three months ending March 31, 1999 and 2000 respectively. This increase is directly related to our growth and includes increased expenses for camera crews of approximately $51,000 (204%) from approximately $25,000 to approximately $76,000 during the three months ending March 31, 1999 and 2000 respectively. EDnet's cost of revenue increased approximately $721,000 (54%) from approximately $1,335,000 to approximately $2,056,000 during the six months ending March 31, 1999 and 2000 respectively and approximately $484,000 (77%) from approximately $630,000 to approximately $1,114,000 during the three months then ended. This is primarily because the video products that have been introduced this year have a higher cost of sales than the audio equipment and the costs associated with web design and consulting that comprised the prior year cost of revenue figure.

General and administrative expenses increased approximately $282,000 (13%) from approximately $2,126,000 to approximately $2,408,000 for the six months ending March 31, 1999 and 2000, respectively and approximately $214,000 (20%) from approximately $1,092,000 to approximately $1,306,000 for the three months then ended. Of this increase for the six months period, approximately $141,000 (201%), from approximately $70,000 to approximately $211,000, is attributable to administrative salaries, approximately $41,000 for the Annual Meeting, and approximately $48,000 for the development of CruiseView. During this six month period, there are also increases in depreciation, recruiting fees, D & O Insurance, and telephone charges and there is a decrease of approximately $360,000 (59%) from approximately $607,000 to approximately $247,000 in consulting fees. During the three month period ended March 31, 2000, there are increases in administrative salaries, D & O Insurance, CruiseView development expenses, depreciation and recruiting fees and a decrease in consulting fees.

Sales and marketing expenses increased approximately $1,821,000 (222%) from approximately $820,000 to approximately $2,641,000 for the six months ending March 31, 1999 and 2000 respectively and approximately $658,000 (120%) from approximately $551,000 to approximately $1,209,000 for the three months then ended. During the six months period, sales and marketing salaries and related expenses increased approximately $547,000 (192%) from approximately $285,000 to approximately $832,000 for the six months ending March 31, 1999 and 2000 respectively, due to an increase in personnel. Advertising expenses for the six months ending March 31, 2000 were approximately $775,000, an increase of approximately $705,000 (1007%) from approximately $70,000 for the same period last year, primarily as a result of increased marketing activities for our existing libraries and the rollout of new websites. Additionally, there were increases in research, consulting and travel expenses that again were attributable to our expansion plans. During the three months ended March 31, 2000 there was an increase in sales and marketing salaries of approximately $297,000 (198%) from approximately $150,000 to approximately $447,00 as compared to the same period last year, as well as increases in advertising, travel, research and consulting.

We continue to implement our plan of operation to build critical mass in the vertical markets we serve and expand the marketing of our multi-media information libraries in order to generate revenues from various sources such as advertising, subscriptions, viewership, and sponsorships. As part of this expansion, we will continue to "bundle" our travel content by destination, including hotels, resorts, golf courses, and attractions, and distribute them via links to high traffic websites. We will introduce our CruiseView library during the current fiscal year, as well continuing the expansion and enhancement of TheFirstNews.com.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of approximately $10,675,000. The Company believes it has sufficient working capital to fund its current plan of operations until its subsidiaries begin producing revenues sufficient to sustain operations. However in the event management should determine to either accelerate their business plan or seek additional acquisitions, the Company may be required to raise additional capital. There are no assurances that such capital will be available to the Company on terms and conditions it finds acceptable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On or about October 18, 1999, Peter Bisulca instituted an action against Visual Data and Randy S. Selman, our Chief Executive Officer and President, individually, entitled BISULCA V. VISUAL DATA CORPORATION AND RANDY S. SELMAN, Case No. CL 99-9971 AD, in the 15th Judicial Circuit in and for Palm Beach County, Florida. The Complaint alleged breach of contract and conversion against Visual Data and tortious interference with contract against Randy S. Selman, seeking damages in excess of $2,000,000 in connection with a Consulting Agreement dated May 1, 1998, allegedly entered into between Visual Data and Peter Bisulca. A Motion to Dismiss was filed on behalf of Visual Data and Randy S. Selman, the hearing on which was cancelled as a result of the Complaint being amended. The Complaint was amended to no longer include Randy S. Selman as a defendant and the claim for conversion was dropped. The Company intends to vigorously defend itself in this action and, in the opinion of management, the ultimate outcome of this matter will not have a material impact on the Company's financial position or results of operations.

         On April 5, 2000, Daniel Zevin instituted a class action against Entertainment Digital Network Inc., Visual Data Corporation, Randy S. Selman, Brian K. Service, Tom Kobayashi, David Gustafson, Eric Jacobs, and Alan M. Saperstein. The Complaint alleges breach of fiduciary duty in connection with the proposed purchase by VDAT of the remaining outstanding common shares of EDnet. Insofar as the transaction, which is the basis of the Complaint, has been postponed, the Company's attorneys have requested an extension of time to respond to the court and have asked the plaintiff to file a voluntary dismissal of the Complaint.

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

                                      Visual Data Corporation,
                                      a Florida corporation

Date: May 15, 2000                      /s/   RANDY S. SELMAN
                                       --------------------------------------
                                       Randy S. Selman,
                                       President and Chief Executive Officer




                                      /s/  PAULINE SCHNEIDER
                                       --------------------------------------
                                      Chief Financial Officer and
                                      Principal Accounting Officer