Form 10QSB
period 2000-06-30
VISUAL DATA CORP
filed 2000-08-14
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from___________to__________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 4, 2000 the registrant had issued and outstanding 8,403,358 shares of common stock.

         Transitional Small Business Disclosure Format (check one); Yes [ ] No [X].

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE NUMBER
                                                                                                       -----------
Table of Contents                                                                                            1

Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited)
and September 30, 1999                                                                                     2-3

Condensed Consolidated Statements of Operations for the Nine Months
and Three Months Ended June 30, 2000 and 1999 (Unaudited)                                                    4

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 2000 and 1999 (Unaudited)                                                                     5

Notes to Unaudited Condensed Consolidated Financial Statements                                            6-12


                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,   September 30,
                                                                                  2000           1999
                                                                              -----------    -----------
                                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 5,997,527    $15,573,644
   Restricted cash                                                                274,800        301,008
   Accounts receivable, net of allowance for doubtful
     accounts of $71,371 and $43,953 at June 30, 2000
     and September 30, 1999, respectively                                       1,575,351        944,973
   Prepaid expenses                                                               345,881        565,461
   Other current assets                                                           890,628        712,654
                                                                              -----------    -----------
                  Total current assets                                          9,084,187     18,097,740

PROPERTY, PLANT AND EQUIPMENT, net                                              4,028,465      3,609,417

GOODWILL, net                                                                     950,040        999,475

OTHER                                                                              12,533         13,775
                                                                              -----------    -----------

                  Total assets                                                $14,075,225    $22,720,407
                                                                              ===========    ===========

                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                                     June 30,     September 30,
                                                                                                       2000            1999
                                                                                                   ------------    ------------
                                                                                                    (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                           $  1,225,098    $  1,429,808
   Deferred revenue                                                                                     480,786         290,225
   Current portion of obligations under capital leases                                                    5,476          11,580
   Mortgage note payable                                                                                 43,228          40,492
   Line of credit (Note 3)                                                                              100,000              --
   Notes payable - related parties (Note 4)                                                             250,000         290,500
                                                                                                   ------------    ------------
                  Total current liabilities                                                           2,104,588       2,062,605

OBLIGATIONS UNDER CAPITAL LEASES, net of current amount                                                      --           4,045

MORTGAGE NOTE PAYABLE, net of current portion                                                           859,709         891,175

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5, 6, 7 & 8)

MINORITY INTEREST                                                                                       233,095         945,544
                                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.0001 per share; authorized
     5,000,000 shares:
       Series A Convertible Preferred Stock, designated 300 shares, issued and outstanding -0- at June 30, 2000 and
         September 30, 1999, respectively                                                                    --              --
       Series A-1 Convertible Preferred Stock, designated 150 shares, issued and outstanding -0- at June 30, 2000 and
         September 30, 1999, respectively                                                                    --              --
       Series B Convertible Preferred Stock, designated 1,000,000 shares, issued and outstanding -0- at June 30, 2000 and
         September 30, 1999, respectively                                                                    --              --
   Common Stock, par value $.0001 per share; authorized 50,000,000 shares 8,403,358 and 8,444,870 issued and outstanding at
     June 30, 2000 and September 30, 1999, respectively                                                     840             844
   Additional paid-in capital                                                                        35,585,357      35,585,195
   Accumulated deficit                                                                              (24,768,364)    (16,769,001)
                                                                                                   ------------    ------------
                  Total stockholders' equity                                                         10,877,833      18,817,038
                                                                                                   ------------    ------------
                  Total liabilities and stockholders' equity                                       $ 14,075,225    $ 22,720,407
                                                                                                   ============    ============


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                      Nine months ended June 30,     Three months ended June 30,
                                     ---------------------------     ---------------------------
                                         2000            1999            2000            1999
                                     -----------     -----------     -----------     -----------
REVENUE                              $ 4,466,913     $ 3,306,852     $ 1,438,768     $ 1,188,951

COST OF REVENUE                        5,219,934       3,373,296       1,819,100       1,232,241
                                     -----------     -----------     -----------     -----------

GROSS LOSS                              (753,021)        (66,444)       (380,332)        (43,290)

OPERATING EXPENSES:
   General and administrative          3,886,073       3,263,458       1,477,591       1,147,207
   Sales and marketing                 4,146,886       1,598,064       1,505,940         776,495
                                     -----------     -----------     -----------     -----------
         Total operating costs         8,032,959       4,861,522       2,983,531       1,923,702
                                     -----------     -----------     -----------     -----------
   Loss from operations               (8,785,980)     (4,927,966)     (3,363,863)     (1,966,992)
                                     -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSE):
   Interest income                       450,762          85,486         117,844          52,003
   Rental income                          60,641          58,472          20,139          18,820
   Loss on disposal of assets            (12,001)             --          (8,993)             --
   Interest expense                     (100,854)        (83,977)        (31,747)        (25,997)
   Minority interest                     390,469         195,858         120,992          69,608
                                     -----------     -----------     -----------     -----------
Total other income (expense)             789,017         255,839         218,235         114,434
                                     -----------     -----------     -----------     -----------
   Loss before taxes                  (7,996,963)     (4,672,127)     (3,145,628)     (1,852,558)

   Provision (benefit) for
     income taxes                          2,400           7,434             (33)          3,434
                                     -----------     -----------     -----------     -----------
     Net loss                        $(7,999,363)    $(4,679,561)    $(3,145,595)    $(1,855,992)
                                     ===========     ===========     ===========     ===========
Weighted average shares of common
common stock outstanding               8,453,932       5,405,447       8,423,947       6,429,968
                                     ===========     ===========     ===========     ===========

Net loss per share - basic and
diluted                              $     (0.95)    $     (0.87)    $     (0.37)    ($     0.29)
                                     ===========     ===========     ===========     ===========


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE NINE MONTHS ENDED JUNE 30,

                                   (Unaudited)

                                                             2000             1999
                                                         ------------     ------------
Cash flows used in operating activities                  $ (8,151,723)    $ (3,879,524)

Cash flows used in  investing activities                   (1,071,623)            (791)

Cash flows (used in) provided by
  financing activities                                       (352,771)       8,988,624
                                                         ------------     ------------

Net (decrease) increase in cash and cash equivalents       (9,576,117)       5,108,309

Cash and cash equivalents, beginning of period             15,573,644          590,848
                                                         ------------     ------------

Cash and cash equivalents, end of period                 $  5,997,527     $  5,699,157
                                                         ============     ============


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Visual Data Corporation and its wholly owned subsidiaries ("VDC" or the "Company") are in the business of producing, marketing and distributing video information libraries intended for use by the general public through various distribution channels, primarily in the United States. These distribution channels include the Internet and, eventually, Interactive television. The information libraries contain short concise vignettes on various topics such as travel, medicine and health care and corporate information. Currently, the primary distribution channel for all of VDC's libraries is the Internet.

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

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of VDC and its subsidiaries, HotelView Corporation ("HotelView"), CareView Corporation ("CareView"), Video News Wire Corp. (VNW), ResortView Corporation ("ResortView"), AttractionView Corporation ("AttractionView"), MedicalView Corporation ("MedicalView"), TheFirstNews.com Corporation ("TheFirstNews.com") and EDnet, Inc., a 51% owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Our HotelView, CareView, AttractionView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per view charges are recognized when users watch a video on the Internet. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. The FirstNews.com recognized revenue on a monthly basis as service is provided. A significant component of EDnet's revenue relates to the sale of equipment, which is recognized when equipment is installed or upon signing of a contract after a free trial period. EDnet recognizes revenues from equipment installation, Webcasting and bridging when service is performed. Network usage revenue is recognized based on an estimate of customers' monthly usage. EDnet leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The annual financial statements of the Company as of September 30, 1999 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of June 30, 2000 and the results of their operations for the nine months and three months ended June 30, 2000 and 1999 and cash flows for the nine months ended June 30, 2000 and 1999. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that may be expected for the year ending September 30, 2000.

For all periods presented herein, there were no significant differences between net loss and comprehensive loss.

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

INCOME TAXES

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109, "Accounting for Income Taxes" deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at June 30, 2000 and September 30,

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

1999. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

LOSS PER SHARE

For the nine months and three months ended June 30, 2000 and 1999, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage note payable, line of credit, notes payable and obligations under capital leases approximate fair value due to the short maturity of the instruments.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the nine months ended June 30, 2000 and 1999 totaled approximately $1,108,000 and $198,000, respectively. Advertising expense for the three months ended June 30, 2000 and 1999 totaled approximately $595,000 and $129,000 respectively.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 2:  SEGMENT INFORMATION (CONTINUED)

The Company's operations are comprised of two segments. One segment, consisting of VDC, primarily produces, markets and distributes video information libraries intended for use by the general public through various distribution channels, currently via the Internet. Another segment consisting of our EDnet subsidiary develops and markets integrated audio and video production applications for the entertainment industry. The Company's management relies on reports generated by two separate management accounting systems which present various data for management to run the business. Company management makes financial decisions and allocates resources based on the information it receives from these systems.

All material balances related to Company sales, primary business activities, and location of property, plant and equipment are within the United States. For the three and nine months ended June 30, 2000 and 1999, no single customer accounted for 10% or more of the Company's net sales

Detailed below are the results of operations by segment for the nine months and three months ended June 30, 2000 and 1999.

                                                                                  2000
                                                                                  ----
                                              Nine months Ended June 30,                        Three Months Ended June 30,
                                  ----------------------------------------------     ----------------------------------------------
                                        VDC            EDnet            Total             VDC             EDnet            Total
                                  ------------     ------------     ------------     ------------     ------------     ------------
Revenue                           $  1,257,793     $  3,209,120     $  4,466,913     $    489,989     $    948,779     $  1,438,768
Cost of revenue                      2,253,232        2,966,702        5,219,934          908,479          910,621        1,819,100
                                  ------------     ------------     ------------     ------------     ------------     ------------
Gross profit (loss)                   (995,439)         242,418         (753,021)        (418,490)          38,158         (380,332)
General and administrative           2,800,440        1,085,633        3,886,073        1,089,059          388,532        1,477,591
Sales and marketing                  3,630,758          516,128        4,146,886        1,282,855          223,085        1,505,940
                                  ------------     ------------     ------------     ------------     ------------     ------------
Total operating costs                6,431,198        1,601,761        8,032,959        2,371,914          611,617        2,983,531
                                  ------------     ------------     ------------     ------------     ------------     ------------
Loss from operations                (7,426,637)      (1,359,343)      (8,785,980)      (2,790,404)        (573,459)      (3,363,863)
                                  ------------     ------------     ------------     ------------     ------------     ------------
Other income (expense)
    Interest income                    438,889           11,873          450,762          117,262              582          117,844
    Rental income                       60,641               --           60,641           20,139               --           20,139
    Interest expense                   (70,926)         (29,928)        (100,854)         (20,800)         (10,947)         (31,747)
    Loss on disposal of assets         (12,001)              --          (12,001)          (8,993)              --           (8,993)
    Minority interest                  390,469               --          390,469          120,992               --          120,992
                                  ------------     ------------     ------------     ------------     ------------     ------------
Total other income(expense)            807,072          (18,055)         789,017          228,600          (10,365)         218,235
                                  ------------     ------------     ------------     ------------     ------------     ------------

Loss before taxes                   (6,619,565)      (1,377,398)      (7,996,963)      (2,561,804)        (583,824)      (3,145,628)

   Provision (benefit) for
     income taxes                           --            2,400            2,400               --              (33)             (33)
                                  ------------     ------------     ------------     ------------     ------------     ------------
   Net loss                       $ (6,619,565)    $ (1,379,798)    $ (7,999,363)    $ (2,561,804)    $   (583,791)    $ (3,145,595)
                                  ------------     ------------     ------------     ------------     ------------     ------------
   Total assets                   $ 11,506,424     $  2,568,801     $ 14,075,225
                                  ============     ============     ============


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 2:  SEGMENT INFORMATION (CONTINUED)

                                                                         1999
                                                                         ----
                                      Nine months Ended June 30,                        Three Months Ended June 30,
                           ----------------------------------------------     ----------------------------------------------
                                VDC            EDnet            Total             VDC             EDnet            Total
                           ------------     ------------     ------------     ------------     ------------     ------------
Revenue                    $    510,083     $  2,796,769     $  3,306,852          284,113     $    904,838     $  1,188,951

Cost of revenue               1,350,317        2,022,979        3,373,296          552,404          679,837        1,232,241
                           ------------     ------------     ------------     ------------     ------------     ------------

Gross profit (loss)            (840,234)         773,790          (66,444)        (268,291)         225,001          (43,290)
General and
administrative                2,345,859          917,599        3,263,458          843,166          304,041        1,147,207
Sales and marketing           1,235,689          362,375        1,598,064          631,455          145,040          776,495
                           ------------     ------------     ------------     ------------     ------------     ------------
Total operating costs         3,581,548        1,279,974        4,861,522        1,474,621          449,081        1,923,702
                           ------------     ------------     ------------     ------------     ------------     ------------
Loss from operations         (4,421,782)        (506,184)      (4,927,966)      (1,742,912)        (224,080)      (1,966,992)
                           ------------     ------------     ------------     ------------     ------------     ------------
Other income (expense)
   Interest income               75,182           10,304           85,486           49,130            2,873           52,003
   Rental income                 58,472               --           58,472           18,820               --           18,820
   Interest expense             (76,672)              --          (76,672)         (25,997)              --          (25,997)
    Other income (exp.)              --           (7,305)          (7,305)              --               --               --
    Minority interest           195,858               --          195,858           69,608               --           69,608
                           ------------     ------------     ------------     ------------     ------------     ------------
Total other income              252,840            2,999          255,839          111,561            2,873          114,434
                           ------------     ------------     ------------     ------------     ------------     ------------

Loss before taxes            (4,168,942)        (503,185)      (4,672,127)      (1,631,351)        (221,207)      (1,852,558)

   Provision for
     Income taxes                    --            7,434            7,434               --            3,434            3,434
                           ------------     ------------     ------------     ------------     ------------     ------------

   Net loss                $ (4,168,942)    $   (510,619)    $ (4,679,561)    $ (1,631,351)    $   (224,641)    $ (1,855,992)
                           ============     ============     ============     ============     ============     ============
   Total assets            $ 10,358,498     $  1,925,236     $ 12,283,734
                           ============     ============     ============


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 3: LINE OF CREDIT

In 1999 our subsidiary Ednet obtained a line of credit of $250,000 with Union Bank of California. The line of credit bears interest at the institution's published reference rate plus 2 1/2% and is collateralized by our assets. There is a balance of $100,000 owed on the line of credit as of June 30, 2000. At June 30, 2000 we were out of compliance with a loan covenant relating to profitability of our Ednet subsidiary and intend to pay off the line prior to year end.

NOTE 4: NOTES PAYABLE -RELATED PARTIES

On May 17, 1999, a promissory note in the amount of $250,000 was executed between Ednet and Eric Jacobs, a member of VDC's and EDnet's Boards of Directors. These funds were used for purchasing inventory.

     Notes payable - related parties consist of the following:

                                                                      June 30,    Sept 30,
                                                                        2000        1999
                                                                      --------    --------
              Notes payable to Eric Jacobs, principal of $250,000
                at 12% interest, due on demand. Accrued interest      $250,000    $250,000
                payable as of June 30, 2000 is $1,151
              Notes payable to EDnet officers at 6% interest,
                not collateralized. Paid in full January 19, 2000           --      40,500
                                                                      --------    --------

                        Total notes payable  - related parties        $250,000    $290,500
                                                                      ========    ========

NOTE 5:  LEGAL PROCEEDINGS

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

On April 5, 2000, Daniel Zevin instituted a class action lawsuit against Entertainment Digital Network Inc., Visual Data Corporation, Randy S. Selman, Brian K. Service, Tom Kobayashi, David Gustafson, Eric Jacobs, and Alan M. Saperstein (Zevin v. Entertainment Digital Network, Inc., et al, Case No. 311263 in the Superior Court of California for San Francisco County). The Complaint alleges breach of fiduciary duty in connection with the proposed purchase by VDAT of the remaining outstanding common shares of EDnet. The Company believes there is no basis for this suit.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 6:   PROPOSED PURCHASE OF BALANCE OF EDNET

In March 2000, VDC signed a letter of intent to purchase the balance of outstanding common shares of our 51% owned subsidiary EDnet. The proposed terms of the letter of intent included the right to receive one share of common stock of Visual Data for every ten outstanding shares of the common stock of EDnet and the conversion of every ten outstanding options or warrants of EDnet into one option or warrant to purchase a share of VDAT common stock The transaction is subject to the execution of a definitive agreement and the approval of EDnet's shareholders.

On April 17, 2000, we announced the postponement of our intent to purchase the balance of outstanding common shares of EDnet due to market conditions at the time.

NOTE 7:   MASTER DISTRIBUTION AGREEMENT

On January 21, 2000, EDnet completed a new agreement with Telestream, Inc., the manufacturer of a high quality video delivery system, ClipMail(TM) Pro (which can send video over data networks using high-speed wide-band, Internet networks), to become the exclusive distributor of all of their ClipMail(TM) Pro product in the United States for the entertainment and advertising community. The agreement calls for us to purchase $2,000,000 worth of products by March 2001, with a provision that allows Telestream to revoke our exclusive distributorship to the above referenced domestic industries upon sixty days notice if we fail to purchase $1,500,000 of equipment by November 2000. The agreement shall automatically renew for one additional fixed term of one (1) year (the "Renewal Term"), provided that the parties mutually agree in writing upon minimum sales goals for the Renewal Term, and, provided that during the Renewal Term the Agreement may be terminated by Telestream with sixty (60) days notice if Ednet fails to meet such agreed upon minimum sales goals during any quarter of the Renewal Term. Through Jne 30, 2000, we have purchased approximately $531,000 of equipment from Telestream.

NOTE 8:   COMMON STOCK REPURCHASE

On April 17, 2000, VDAT announced its Board of Directors had authorized the Company to repurchase up to one million shares of its common stock from time to time in the open market. The Company has repurchased 89,000 shares of its common stock for an aggregate consideration of approximately $489,000, or an average purchase price of approximately $5.49. The Board of Directors has determined that no additional shares will be purchased as part of this program.

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

PLAN OF OPERATION

Our current plan of operation includes continuing to expand the marketing of our video libraries through the development of certain strategic partnerships and the building of domestic and international sales channels, developing new products and continuing to look for synergistic acquisition opportunities. We continue to invest in the enhancement of our existing video libraries, as well as the creation of new video libraries We are also developing new markets for our webcasting services and multi-media production services .

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

Archived text of the entire news story is also available on the site. We aggregate news from newswires, business web sites and television and broadcast the news just minutes after it is released. The Company has signed agreements with more than forty brokerage, investment and business news affiliate web sites who have agreed to offer TheFirstNews.com service to their members.

REVENUE RECOGNITION

Our HotelView, CareView, AttractionView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per view charges are recognized when users watch a video on the Internet. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. The FirstNews.com recognized revenue on a monthly basis as service is provided. A significant component of EDnet's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. EDnet recognizes revenues from equipment installation, webcasting and bridging when service is performed. Network usage revenue is recognized based on an estimate of customers' monthly usage. EDnet leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

RESULTS OF OPERATIONS

Quarter and year-to-date ended June 30, 2000 compared to quarter and year-to-date ended June 30, 1999.

The Company recognized revenue of approximately $4,467,000 for the nine months ended June 30, 2000, representing an increase of approximately $1,160,000 (35%) over revenues of approximately $3,307,000 for the same period in fiscal 1999. Revenues for the three months ended June 30, 2000 totaled approximately $1,439,000, an increase of approximately $250,000 (21%) over revenues of approximately $1,189,00 for the same period in fiscal 1999. Revenues from EDnet accounted for approximately $3,209,000 for the nine months ended June 30, 2000 as compared to approximately $2,797,000 for the same period in fiscal 1999, which represents an increase of approximately $412,000 (15%). For the three months ended June 30, 2000, revenues from EDnet were approximately $949,000, an increase of approximately $44,000 (5%) from approximately $905,000 for the same period in fiscal 1999. These changes in Ednet's revenues are comprised of increases in revenues from equipment sales, and webcasting fees. Video News Wire revenue was approximately $807,000 during the first nine months of fiscal 2000 as compared to approximately $233,000 for the same period in the prior year, an increase of approximately $574,000 (246%). Video News Wire revenue for the three months ended June 30, 2000 was approximately $367,000, an increase of approximately $216,000 (143%) from approximately $151,000 for the same period during fiscal 1999. Additionally, revenue from new and renewal contracts signed by CareView, ResortView, and HotelView and new contracts signed by MedicalView increased by approximately $191,000 (74%) to approximately $450,000 during the first nine months of fiscal 2000 from approximately $259,000 during the corresponding period last year. During the three months ended June 30, 2000, these same new and renewal revenues increased approximately $14,000 (13%) to approximately $123,000 from approximately $109,000 during the corresponding period in fiscal 1999. The FirstNews.com had no significant revenue during the nine months and three months ended June 30, 2000.

Cost of revenue includes video production costs, a percentage of the Company's Internet Technologies Group's ("ITG") expenses, and related overhead costs, as well as network fees and equipment costs associated with EDnet's revenue. Cost of revenue increased approximately $1,847,000 (55%) from approximately $3,373,000 to $5,220,000 for the first nine months of fiscal 2000 as compared to the same period last year. This increase includes additional video production expenses related to the growth of our video content libraries, including an increase in camera crew expense of approximately $221,000 (199%) from approximately $111,000 in the first nine months of fiscal 1999 to approximately $332,000 during the same period of fiscal 2000 as well as an increase in production salaries of approximately $79,000 (25%) from approximately $321,000 to approximately $400,000 during the same periods. Total expenses for ITG (before allocation) increased approximately $511,000 (75%) from approximately $678,000 to approximately $1,189,000 for the first nine months of fiscal 2000 as compared to the same period last year due to the increase of the technical staff and the necessity of utilizing temporary help for the continuation and acceleration of website development, development of TheFirstNews.com, as well as increased depreciation and Internet access expenses associated with our expansion. Cost of revenue for the three month period ended June 30, 2000 increased approximately $587,000 (48%) from approximately $1,232,000 to approximately $1,819,000 during the three months ending June 30, 1999 and 2000 respectively. This increase is directly related to our growth and includes increased expenses for camera crews of approximately $125,000 (192%) from approximately $65,000 to approximately $190,000 during the three months ending June 30, 1999 and 2000 respectively. EDnet's cost of revenue increased approximately $944,000 (47%) from approximately $2,023,000 to approximately $2,967,000 during the nine months ending June 30, 1999 and 2000, respectively and approximately $231,000 (34%) from approximately $680,000 to approximately $911,000 during the three months then ended. These increases are primarily a result of the introduction of video products which have a higher cost of sales than the audio equipment and the costs associated with web design and consulting that comprised the prior year cost of revenue figure, as well as an increase in webcasting activity.

General and administrative expenses increased approximately $623,000 (19%) from approximately $3,263,000 to approximately $3,886,000 for the nine months ending June 30, 1999 and 2000, respectively and approximately $331,000 (29%) from approximately $1,147,000 to approximately $1,478,000 for the three months then ended. Components of this increase for the nine month period include an increase in recruitment fees of approximately $77,000 (264%), an increase in payroll expense of approximately $271,000 (225%), expenses associated with our Annual Meeting which increased approximately $33,000 (45%), and the expenses associated with our European office of approximately $48,000 which are new in this year. During this nine month period, there are also increases in depreciation, D & O insurance, relocation fees and telephone charges offset by a decrease of approximately $540,000 (58%) from approximately $931,000 to approximately $391,000 in consulting fees. During the three month period ended June 30, 2000, there are increases in administrative salaries, D & O Insurance, CruiseView development expenses and depreciation which were offset by a decrease in consulting fees.

Sales and marketing expenses increased approximately $2,549,000 (160%) from approximately $1,598,000 to approximately $4,147,000 for the nine months ending June 30, 1999 and 2000 respectively and approximately $730,000 (94%) from approximately $776,000 to approximately $1,506,000 for the three months then ended. For the nine months ended June 30, 2000 and 1999, respectively, Ednet's sales and marketing expense increased approximately $154,000 (43%) from $362,000 to $516,000 as a result of increased travel, sales salaries and marketing efforts. During the nine month period, sales salaries and commissions for our wholly owned subsidiaries increased approximately $795,000 (167%) from approximately $476,000 to approximately $1,271,000 for the nine months ending June 30, 1999 and 2000 respectively, due to an increase in personnel. Advertising expenses for the nine months ended June 30, 2000 were approximately $1,108,000, an increase of approximately $910,000 (460%) from approximately $198,000 for the same period last year, primarily as a result of an advertising campaign for TheFirstNews.com and increased marketing activities for our existing libraries. Additionally, there were increases in research, consulting, trade show and travel expenses that again were attributable to our expansion plans. During the three months ended June 30, 2000 there was an increase in sales salaries and commissions of approximately $251,000 (125%) from approximately $201,000 to approximately $452,000 as compared to the same period last year, as well as increases in advertising, travel, research and consulting.

We continue to implement our plan of operation to build critical mass in the vertical markets we serve and expand the marketing of our multi-media information libraries in order to generate revenues from various sources such as advertising, subscriptions, viewership, and sponsorships. As part of this expansion, we will continue to "bundle" our travel content by destination, including hotels, resorts, golf courses, and attractions, and distribute them via links to high traffic websites. We will introduce our CruiseView library during the last quarter of this fiscal year. We are also adding new affiliates of TheFirstNews.com to expand its distribution and increase membership as we continue to develop and add new features in order to increase its value.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of approximately $6,980,000 and cash and cash equivalents of approximately $6,272,000. During the nine months ended June 30, 2000, the Company used approximately $8,152,000 in its operating activities. The Company expects to continue to use its cash during the remainder of fiscal 2000 and fiscal 2001 to develop and procure content and continue its marketing efforts for its products, including The FirstNews.com. In order to preserve cash, the Company has completed an evaluation of its personnel and is engaging in cost cutting measures. The Company's efforts will focus on increasing sales of its services which result in positive cash flow including webcasting and corporate multi-media services. The Company is also actively pursuing sources of new cash financing. If additional funds are raised, the Company and our stockholders may experience significant dilution.

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

         On April 5, 2000, Daniel Zevin instituted a class action against Entertainment Digital Network Inc., Visual Data Corporation, Randy S. Selman, Brian K. Service, Tom Kobayashi, David Gustafson, Eric Jacobs, and Alan M. Saperstein. (Zevin v. Entertainment Digital Network, Inc., et al, Case No. 311263 in the Superior Court of California for San Francisco County) The Complaint alleges breach of fiduciary duty in connection with the proposed purchase by VDAT of the remaining outstanding common shares of EDnet. The Company believes there is no basis for this suit.

Item 2.  Changes in Securities.

                  None

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  Our annual shareholders' meeting was held on May 22, 2000. At the annual meeting our shareholders were asked to consider and vote upon the following matters:

         (1) The election of six members of our Board of Directors to serve until our 2001 annual meeting of shareholders or until their successors are duly elected and qualified;

         (2) The ratification of the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending September 30, 2000; and

         (3) To approve an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock available for issuance to 50,000,000 shares.

         The following six members of our Board of Directors were duly elected:

      DIRECTOR           VOTES FOR        VOTES AGAINST         VOTES ABSTAINED
      --------           ---------        -------------         ---------------

Randy S. Selman           7,371,511           126,683               223,893
Alan M. Saperstein        7,468,135            30,059               223,893
Benjamin Swirsky          7,492,935             5,259               223,893
Brian K. Service          7,454,344             3,850               223,893
Eric Jacobs               7,492,335             5,859               223,893
Robert J. Wussler         7,492,635             5,559               223,893


         The results of the vote on the ratification of the appointment of Arthur Andersen LLP as auditors of our financial statements for the fiscal year ending September 30, 2000, are as follows:

             VOTES FOR                 VOTES AGAINST              ABSTENTIONS
             ---------                 -------------              -----------

             7,605,764                     107,968                   8,355

         The results of the vote on the amendment to our Articles of Incorporation to increase the authorized number of shares of common stock available for issuance to 50,000,000 shares are as follows:

            VOTES FOR                 VOTES AGAINST              ABSTENTIONS
            ---------                 -------------              -----------

            7,605,764                    751,363                  17,255


Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K

                  None

         Exhibits

                  Exhibit 3 -  Articles of Amendment to Articles of
                               Incorporation
                  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Visual Data Corporation,
                                           a Florida corporation

Date: August 14, 2000                      /s/ RANDY S. SELMAN
                                           -------------------------
                                           Randy S. Selman,
                                           President and Chief Executive Officer


                                           /s/ PAULINE SCHNEIDER
                                           -------------------------
                                           Pauline Schneider
                                           Chief Financial Officer and
                                           Principal Accounting Officer