Form 10KSB40
period 2000-09-30
VISUAL DATA CORP
filed 2001-01-03
CIK 919130

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -------------------

         Commission file number 000-22849
                               ------------

                             VISUAL DATA CORPORATION
                   ------------------------------------------
                 (Name of small business issuer in its charter)

                                     FLORIDA
            --------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)

                   1291 SW 29 AVENUE, POMPANO BEACH, FL 33069
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

                                 NOT APPLICABLE
                ------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                    ----------------------------------------


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. $5,868,435 for the 12 months ended September 30, 2000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the Company's common stock on December 15, 2000 is approximately $20,400,490.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 15, 2000, 8,453,358 shares of Common Stock are issued and outstanding.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Visual Data Corporation ("VDC" or the "Company") is a full service provider of streaming-content applications, production technology and media solutions. Using advanced technology and information solutions, we provide a sensory-rich experience to businesses and consumers enabling them to make superior decisions.

         Visual Data is comprised of four operating groups including:

            Visual Data Travel Group (includes HotelView, ResortView, etc.) Visual Data On-line Broadcast and Production Group (includes
               Webcasting, Live audio and video events, etc.)
            Visual Data Networking Solutions Group (EDNET)
            Visual Data Financial Solutions Group (TheFIrstNews.com)

Products and services provided by each of the groups are:

         VISUAL DATA TRAVEL GROUP

         The Visual Data Travel Group produces high quality, Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from 2-4 minutes. By incorporating the services of many of the largest Travel and Leisure web-sites such as Yahoo Lodging, Roadrunner, NBCi, TravelWeb, All-Hotels.com, WorldChoiceTravel.com, MyTravelco.com and Vacation.com, VDC has created a unique distribution channel for travel industry businesses such as hotel chains and golf courses to significantly augment their marketing programs using highly effective multi-media applications.

         The multi-media vignette business model incorporates three key revenue generating features: revenue from the initial sale of production and encoding services, recurring monthly revenue streams, and media library syndication and service fees including advertising, subscriptions, viewership, hosting, e-commerce transactions and sponsorships. Also significant is that Visual Data Corporation owns or co-owns virtually all the content it creates positioning the Company with desirable content for the upcoming advent of Interactive Television.

         VISUAL DATA ON-LINE BROADCAST AND PRODUCTION GROUP

         The Visual Data On-line Broadcast and Production group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and information distribution (Internet, broadcast TV and radio) for any business entity, and can provide point-to-point audio and video transport worldwide. Significant to this business division is our strategic partnership with the Internet's leading press release service, PR Newswire, providing a global sales force to promote the VDC broadband corporate services packages. Visual Data also completed development of a suite of trade show related broadband media services including a "Virtual Exhibit Hall", rich-video filming, key-note speaker interview vignettes, and conference webcasting. All have the benefit of extending the life of a trade show, a highly attractive proposition for show producers and exhibitors alike.

         VISUAL DATA NETWORKING SOLUTIONS GROUP

         Visual Data's Networking Solutions Group consists of our EDNET ("EDNET") subsidiary, which provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables trouble-free, high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet Service Providers. EDNET also provides systems integration and engineering services, application-specific technical advice, web-casting services, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate Visual Data's broadcast and production applications.

         EDNET manages a rapidly expanding global network of over 500 North American Affiliates, and nearly 200 International Associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. EDNET has strategically utilized the extensive relationships and established reputation of its principals in conjunction with this market opportunity to quickly establish its position as the most innovative value-added telecommunications network in the entertainment industry. EDNET's client base includes LucasFilms Skywalker division, Sony Entertainment, Disney, MGM, Capitol Studios, Warner Brothers, NFL Films and PGA Tour Productions. EDNET's recent projects included such blockbuster films as Titanic, Antz, Saving Private Ryan and the Star Wars prequel.

         VISUAL DATA FINANCIAL SOLUTIONS GROUP

         Visual Data's Financial Solutions Group was established in November 1999 to further realize the potential for our audio content delivery capability. TheFirstNews.com(TM) the initial service of the division was created to address information needs for the financial sector. TheFirstNews.com(TM), is an Internet based news service that delivers aggregated, up-to-the-minute corporate and business live-audio and text content - in a constant stream throughout the trading day. Patent pending preference technology allows the user to selectively hear the stories for individual stocks and industry segments that they want to hear. TheFirstNews.com brings the latest business information from the top corporate news sources--just minutes after it is released--with no spin, slant or editorial angle.

         TheFirstNews.com affords investors and financial professionals accessibility to timely, filtered financial and news information, including press releases, Internet webcasts and teleconferences. Subscribers benefit from VDC generated proprietary content and reported stories, improved programming, additional news sources and trading tools. TheFirstNews.com's business model includes revenues from end user subscriptions, content syndication, affiliate site licenses and source company promotion programs.

Sales and Marketing

         One element of our marketing strategy has been to partner with the recognized leaders in each of the markets our video content addresses. Our partners include PR Newswire, Interval International, Inc., Yahoo Lodging and WorldRez. Through these partnerships we can take advantage of each partner's existing marketing programs, sales forces and business relationships. By offering our products and services in conjunction with their products, our partners can increase the value of their offerings and increase the revenues associated with the individual sales. Likewise, we can take advantage of our partners' products and reduce costs in areas such as sales personnel, marketing and service fees. Contracts with these partners range from one to two years.

         We also use a variety of additional marketing methods, including our internal sales force, to market Webcasting services, HotelView, MedicalView, ResortView, CruiseView, GolfersView, AttractionView, Video News Wire and TheFirstNews.Com to a variety of potential clients including hotel chains, resorts, portals, business and financial news sites, on-line brokerages and other web sites.

Our Products and Services

         We are a leading producer and owner of original video content specifically developed for the Internet and interactive television. In addition to revenues generated from our core businesses, we recorded revenues in fiscal 2000 and 1999 from equipment sales, installation and usage fees from our majority owned subsidiary EDNET. We anticipate that the majority of our future revenues will be from various streaming-content applications, production technology, media solutions and distribution. The revenue associated with the distribution of the content will primarily be either a recurring flat fee per month or a continuation of our pay-per-view program.

         VISUAL DATA TRAVEL GROUP - PRODUCTS AND SERVICES

         HotelView(R) -- www.hotelview.com

         Our HotelView(R) library provides two to four minute multimedia video tours that give the viewer a detailed look at the hotel's guestrooms, grounds, meeting space, recreational facilities, dining venues and other amenities. It also includes a map showing the hotel's location relative to area attractions and airports. The video tour can be accessed through the participating hotel's own Website, HotelView's Website at www.hotelview.com, and hundreds of other Websites, such as Yahoo Lodging, All-Hotels.com, HotelBook.com and REZsolutions.com (the world's leading supplier of integrated business solutions for the hospitality industry).

         HotelView(R) streaming video vignettes feature hotels, throughout the world including the Anaheim (California) Hilton & Towers, Baltshug Kempinski (Moscow), Eden Roc Resort & Spa (Miami), Hilton at Walt Disney World Village, Hotel Nikko (San Francisco), Ritz Carlton Laguna (Niguel California), Vier Jahreszeiten (Berlin) and the Waldorf Astoria (New York).

         HotelView's revenues are generated through an annual subscription fee, which includes the creation, storage and serving of the video on the Internet. Hotels have the option of paying via a monthly per-view revenue plan, or via a fixed monthly fee plan, in addition to an annual fee plan.

         ResortView(R) -- www.resortview.com

         Our ResortView(R) library provides developers of timeshare properties with the ability to advertise their resort to a more targeted, and potentially larger, prospect audience than they have had in the past. It is accessible via travel agents, at home or work via the Internet. ResortView(R) then "closes the loop" by allowing the property to be booked by travel agencies throughout the world utilizing the Global Distribution System ("GDS"). GDS is the electronic database that travel agents around the world use to research and book rooms in hotels and resorts. Through an exclusive distribution and marketing agreement with Interval International, Inc., the second largest marketing organization in the timeshare industry with properties world-wide, ResortView(R) has been designed to use video advertising in conjunction with the GDS to promote lead generation and rental income for the resort developers.

         Revenues are generated via an annual membership fee. In addition, Visual Data receives a commission on each completed stay realized by the resort. Current ResortView(R) properties include Harbour Lights (Myrtle Beach), Newport Beachside Hotel and Resort (Miami Beach), The Royal Resorts (Cancun), Isle of Bali (Orlando), Fairfield Royal Vista (Pompano Beach, Florida) and Peppertree at Wild Wing (Conway, South Carolina).

         AttractionView(TM) -- www.attractionview.com

         Many vacation planners need more than just information about the accommodations, and AttractionView(TM) has been designed as a natural complement to HotelView(R) and ResortView(R). AttractionView(TM) focuses on marrying the neighboring attractions, such as amusement parks, theme parks, regional malls, and the like to the HotelView(R) and ResortView(R) accommodations. Our existing library includes information on the United Nations in New York, the Kennedy Space Center in Florida and Busch Gardens in Tampa.

         Revenues from the marketing of AttractionView(TM) will be generated through an annual subscription fee, which includes the creation, storage and serving of the video on the Internet, and recurring revenues, which will be paid by the attraction, each time someone views the video on the Internet.

         DestinationView(TM) -- www.destinationview.com

         In addition to AttractionView(TM), DestinationView(TM) has been designed to provide additional information to travelers on the specific destination including tours of the area, major attractions, historical places, recreational facilities and shopping/dining venues. Our existing library includes many destinations including Paris, London, Las Vegas, South Florida, Seychelles, Hawaii, Jamaica and Hong Kong.

         Revenues from the marketing of DestinationView(TM) will be generated through an annual subscription fee, which includes the creation, storage and serving of the video on the Internet, and recurring revenues, which will be paid by the tourist boards/local hotel associations.

         GolfersView(TM) -- www.golfersview.com

         In April 1999, Visual Data acquired the Internet broadcast rights to a collection of golf-related videos including approximately 200 course tours, instructional videos and golf-related attractions from an unaffiliated third party. GolfersView(TM) provides full-motion tours of some of the world's most renowned golf courses and resorts and related attractions, including Pebble Beach, Innisbrook and the Golf Hall of Fame, as well as instructional videos and golf products and services. We are also distributing these videos in conjunction with our other travel related content on websites such as Yahoo Broadcast and RoadRunner where they are aggregated by destination.

         Revenues will be generated through an annual subscription fee, which includes the creation, storage and serving of the video on the Internet, and recurring revenues, which will be paid by the golf course, each time someone views the video on the Internet.

         CruiseView(TM) - www.cruiseview.com

         We have designed CruiseView(TM) to provide a detailed video tour of a ship's guestrooms, common areas, recreational facilities and dining venues. As the cruise market continues to grow, we believe cruise lines will need to utilize a service like CruiseView(TM) to maximize their exposure to the travel agents of the world. We intend to position CruiseView(TM) to take early advantage of these opportunities as a result of our existing presence in the travel agency networks.

         Revenues are generated through an annual subscription fee, which includes the creation, storage and serving on the Internet, and recurring revenues, which are paid by the cruise line, each time someone views the video on the Internet.

         VISUAL DATA ON-LINE BROADCAST AND PRODUCTION GROUP - PRODUCTS AND SERVICES

         The Visual Data On-line Broadcast and Production Group was created to provide a cost effective means for corporations to broadcast analyst conference calls live, making them available to the investing public, the media and worldwide to anyone with Internet access. Visual Data markets the On-line Broadcast and Productions Solutions webcasting products through a direct sales channel, and in conjunction with our business partner, PR Newswire. Each Visual Data webcast can be archived for replay for an additional fee and the archived material can be accessed through a company's own website. Major corporations and small businesses are hiring Visual Data to produce live webcasts and custom videos for the web to communicate corporate earnings announcements, conference calls on the web, speeches on demand, product launches, internal training, corporate video news and profiles, crisis communications, visual trade shows, and basic online multimedia fulfillment.

         Revenues are generated through the production and storage of all the multi-media content produced and distributed by the Company. In addition we generate revenues from the production of video press releases, video corporate profiles and video footage of events. Services include:

o        Earnings Announcements
o        Conference Calls
o        Product Launches
o        Speeches-on demand, with multimedia sideshows
o        Online Meetings (One way or two way live or on demand)
o        Video Conferencing
o        Corporate Video Snapshot
o        Corporate News in Video
o        Custom Streaming-Video Production

Current clients include Daimler-Chrysler Corporation, Delta Airlines, McDonalds Corporation, Real Networks, Seagate Technologies, United News and Media and Warner Brothers.

The On-Line Broadcast and Production Solutions Group also produces syndicated content for the healthcare industry under the name MedicalView(TM), described on our WWW.MEDICALVIEW.COM website.

         MedicalView's primary objective is to provide online consumers with access to a comprehensive video library of healthcare programming designed exclusively for the Internet. Presented in streaming video, MedicalView programming is designed to answer frequently asked questions about the most common health topics and concerns.

         The MedicalView library provides the growing online, broadband community with access to on-demand information on subjects such as cancer, heart disease, sports medicine & orthopedics, eye care, surgical procedures, nutrition, and pregnancy just to name a few. Each topic is presented as a series of video vignettes addressing frequently asked questions on disease prevention, recognition, diagnosis, and appropriate treatments. MedicalView is partnering with board certified physicians and accredited medical institutions to insure that the material is both informative and accurate.

         The MedicalView library is being distributed under syndication and licensing arrangements with individual web sites. The content is made available by individual video clips, by health topic, or as an entire library.

         Revenues are generated through content licensing agreements, medical industry webcasts and sponsorships. The video content is licensed under either a private label or co-branded format and the fee is based on the number of video clips and health topics used and the duration of the agreement. MedicalView is also obtaining pharmaceutical industry sponsorships for its various programs.

         VISUAL DATA NETWORKING SOLUTIONS GROUP - PRODUCTS AND SERVICES

         In June 1998, we acquired a 51% interest in Entertainment Digital Network, Inc. (OTCBB: EDNT). Based in San Francisco, CA. EDNET develops and markets integrated systems for the delivery, storage and management of professional quality digital communications for media-based applications, including audio and video production for the North American advertising and entertainment industries. EDNET has established a private wide-area network
(WAN) through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunications providers, which enables the exchange of high quality audio, compressed video and multimedia data communications. EDNET provides engineering services, application-specific technical advice, and audio, video and networking hardware and software as part of its business.

         During 1999, EDNET teamed with Telestream, a manufacturer of high quality video delivery systems, to provide EDNET customers the means to send high quality video via the Internet and other Internet Protocol (IP) based WANS. Under the terms of the agreement, EDNET provides complete turnkey solution, bundling Telestream video equipment with their network services. It is anticipated that this relationship will provide EDNET's entertainment and advertising company clients the ability to cost effectively transmit their daily shots of commercials, special effects, graphics, storyboards and animated shots, thereby providing a more dependable and faster delivery system than was previously available.

         In order to maintain the 51% interest acquired, we received an option to purchase, at an exercise price of $.10 per share, the number of shares actually purchased upon exercise of each option, warrant and other convertible security of EDNET outstanding at the date of closing the EDNET transaction (the "EDNET Stock Equivalents"). Based upon the number of EDNET Stock Equivalents outstanding, we have the right to purchase up to an aggregate of 2,647,793 shares of EDNET's common stock. Our right to exercise the options shall accrue on the date of issuance of shares of EDNET common stock upon exercise of the corresponding outstanding EDNET Stock Equivalents and shall expire on the first anniversary of the exercise date of each such outstanding EDNET Stock Equivalent. During the year ended September 30, 2000 and 1999, we exercised options and warrants to purchase a total of 344,525 and 3,212,231 shares, respectively, of EDNET Common Stock.

         VISUAL DATA FINANCIAL SOLUTIONS GROUP - PRODUCTS AND SERVICES

         The Visual Data Financial Solutions Group's TheFirstNews.com has been fully operational for one year as an internet-based, live audio news broadcast service and is uniquely positioned for growth in both wireless and PC desktop environments. Our goal is to provide financial professionals, brokers and active traders with "stock-affecting" content using our proprietary software and patent-pending technology. We currently provide our content to 75 corporate Affiliates and a growing individual subscriber base. Our subscribers are able to listen to "live" audio excerpts as well as, view short and long version text stories about stocks and market sectors they prefer to listen to - when they want! Our information is delivered in real time streaming audio, with "no spin," to personal computers, wireless telephones and personal digital assistants. TheFirstNews.com maintains strategic partnerships and revenue-sharing relationships with PR Newswire, Yahoo.com, Bloomberg.com and Zacks Investment Research.

         TheFirstNews.com affords investors and financial professionals accessibility to timely, filtered financial and news information, including press releases, Internet webcasts and teleconferences. Subscribers benefit from VDC generated proprietary content and reported stories, improved programming, additional news sources and trading tools. TFN's business model includes revenues from end-user subscriptions, content syndication, affiliate site licenses and source company promotion programs.

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

         Visual Data believes it is one of the premier Internet broadcaster's offering an end-to-end solution for production and serving digital video on the Internet, however, we face competition from a number of other companies, including local production companies and other travel content Websites. We believe Visual Data stands apart from its competitors in that they do not provide their customers with production or editing services, extensive distribution and they do not own the content that is aggregated on their site. In contrast, we create and produce most of our content and own virtually all the video and audio content on our Websites.

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

Intellectual Property

         Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our content. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

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

         As part of TheFirstNews.com, we have a patent pending for a proprietary technology, "Method for Manipulating a Live Audio Media Stream". This patent was filed on November 23, 1999 under Docket No. 1285.012, by Marc Goldstein, and assigned to us on the same date.

Employees

         We currently have 88 full-time employees, of whom 44 are design, production and technical personnel, 19 are sales and marketing personnel and 25 are general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with employees and consultants to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         In September 1997, we purchased from an unaffiliated third party a 25,000 square foot facility in Pompano Beach, Florida which now serves as our corporate headquarters and houses all of our production, marketing and distribution activities, exclusive of our EDNET subsidiary. The aggregate purchase price paid for the facility was $1,475,000, comprised of $475,000 in cash and an 18-month first mortgage in the principal amount of $1,000,000, bearing interest at the rate of 8.75% per annum, with 15-year amortization. In March 1999 we extended the expiration date until September 30, 2002.

         EDNET's principal business offices are located at One Union Street, in San Francisco, California. This office is a 5,000 square foot facility that operates as administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. EDNET leases this facility pursuant to a Sublease dated November 1, 1993 with Varitel Video, Inc. ("Varitel"), an unaffiliated entity. The term of the sublease was for five years, commencing November 15, 1993. At November 14, 1998, the lease was renewed for an additional term ending August 31, 2003. Under the renewed sublease, the monthly lease payment is $13,251 per month. In lieu of a security deposit, EDNET granted Varitel a security interest in certain of EDNET's equipment with an aggregate purchase price of approximately $75,000. Varitel may terminate this sublease upon 90 days prior written notice, upon a change in the principal ownership of EDNET or in the event that EDNET engages in a "competing type of film or video service business like or similar to Varitel". This excludes any "networking service application" which we offer in connection with audio, video and other multimedia networking services. Varitel has agreed not to terminate the lease due to our purchase of 51% of EDNET.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock and warrants were quoted on the Nasdaq SmallCap Market since our initial public offering on July 30, 1997, and are traded under the symbols "VDC" and "VDCW," respectively. Since August 5, 1999 our common stock and warrants have been listed on the Nasdaq National Market. The following table sets forth, for the periods from October 1, 1998 through August 5, 1999, the high and low closing bid sale prices for our common stock and warrants as reported on the Nasdaq SmallCap Market and for the period from August 6, 1999 through September 30, 2000, the high and low closing bid sale prices for our common stock and warrants as reported on the Nasdaq National Market System.

           COMMON STOCK             HIGH           LOW
         -----------------        --------       --------

         FISCAL YEAR 1999:
           First Quarter          $  6.875       $  2.125
           Second Quarter         $ 16.375       $  6.563
           Third Quarter          $ 40.000       $ 15.750
           Fourth Quarter         $ 20.438       $  8.063

         FISCAL YEAR 2000:
           First Quarter          $ 15.688       $  7.188
           Second Quarter         $ 16.375       $  6.563
           Third Quarter          $ 13.875       $  8.438
           Fourth Quarter         $  9.250       $  3.031

             WARRANTS               HIGH           LOW
         -----------------        --------       --------

         FISCAL YEAR 1999:
           First Quarter          $  2.750       $  0.313
           Second Quarter         $ 10.250       $  2.500
           Third Quarter          $ 35.000       $  9.625
           Fourth Quarter         $ 14.500       $  4.250

         FISCAL YEAR 2000:
           First Quarter          $ 10.125       $  3.500
           Second Quarter         $  8.938       $  4.000
           Third Quarter          $  4.250       $  1.313
           Fourth Quarter         $  1.813       $  0.813

         On December 15, 2000, the last reported sale prices of the common stock and warrants on the Nasdaq National Market was $2.500 per share and $0.625 per warrant. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. As of December 15, 2000, there were at least 430 shareholders of record of the common stock.

Recent Sales of Unregistered Securities

         On December 8, 2000 we sold an aggregate of $2,040,000 principal amount of 6% Convertible Debentures to two unaffiliated third parties who were accredited investors in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) and Regulation D promulgated under such act. No underwriter was involved in this transaction. The Convertible Debentures mature on December 8, 2003 and are convertible, in whole or in part, at the option of the holders into shares of our common stock at a conversion price equal to the lesser of (i) $2.13 per share, or (ii) 90% of the average of the three lowest closing bid prices for the 20 trading days prior to conversion (the "variable conversion price"). The conversion price of the Convertible Debentures shall not be less than $.90 per share; provided that this floor price will be reset to 50% of the variable conversion price on December 8, 2001.

         In conjunction with this transaction, we issued the purchasers (i) a one year warrant to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $4.00 per share, and (ii) a five year warrant to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $2.13 per share (collectively, the "Warrants").

         In the event that the market price of our common shares shall be less than $1.50 per share for 20 consecutive trading days, at our option all or a portion of the Convertible Debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the Convertible Debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the Convertible Debenture), subject to certain conditions. Our redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date.

         The notice of redemption must be delivered by us within not less than five nor more than 20 trading days of such redemption triggering event (the "Redemption Closing Date"). Our right of redemption cannot be exercised if:

         - there is an Event of Default (as that term is defined in the Convertible Debenture) or an event which, with the giving of notice or the passage of time or both would constitute an Event of Default under any Convertible Debenture; or

         - there is an effective registration statement with respect to the share issuable upon the conversion of or as interest on the Convertible Debentures.

         In addition, the holders of the Convertible Debentures have the right to convert the debentures at any time until the Redemption Closing Date.

         Commencing on the effective date of the registration statement hereinafter described, Visual Data has the right to sell to the purchasers an additional $1,000,000 principal amount of Convertible Debentures and five year warrants to purchase an additional 50,000 shares of its common stock, the conversion price and exercise price of which shall be identical to those described above. In addition, if this first put right shall have occurred and the Total Dollar Volume (as defined in the Purchase

Agreement) shall have exceeded $400,000, during the period commencing 90 days from the closing of the first put right and ending on December 8, 2001, Visual Data shall have the right to sell to the purchasers an additional $1,000,000 principal amount of Convertible Debentures and five year warrants to purchase an additional 50,000 shares of its common stock, the conversion price and exercise price of which shall be equal to the market price of Visual Data's common stock on the second put closing date. In each of the first put right and second put right, the obligation of the purchasers to purchase these securities is several and not joint, and shall be allocated pro rata based upon the amount of Convertible Debentures and Warrants purchased pursuant to the Purchase Agreement.

         In December 2000, TheFirstNews.Com ("TFN"), in a private offering, sold Units to accredited investors under Rule 506 each Unit consisting of 10,000 shares of TFN common stock and 20,000 shares of TFN 10% redeemable, convertible preferred stock. The purchase price for each unit was $50,000. TFN received net proceeds of approximately $.8 million. TFN has the right to redeem each block of 20,000 shares of preferred stock included in each Unit, at any time from the closing of the offering until 12 months thereafter, after providing the holder with 10 days notice, for $50,000 per 20,000 shares of preferred stock plus accrued and unpaid interest. In the event TFN fails to redeem the preferred stock within 12 months after the closing of the offering, the preferred stock shall be automatically converted into common stock at the conversion rate of 1 share of preferred stock for 1 share of common stock. In the event TFN fails to either file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission for the public offering of TFN's common stock within 12 months of the closing of the offering, or such registration statement has not been declared effective within 6 months of its initial filing with the SEC, the investors shall have the right to convert those shares of TFN common stock received initially with the Units and those received upon conversion of the preferred stock into shares of VDC common stock, at the conversion rate of 1 share of TFN common stock for 2 shares of VDC common stock.

                                 DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included elsewhere in this annual report.

OVERVIEW

General

         Visual Data Corporation is a full service provider of streaming-content applications, production technology and media solutions. Using advanced technology and information solutions, we provide a sensory-rich experience to businesses and consumers enabling them to make superior decisions.

         Visual Data is comprised of four operating groups including:

             Visual Data Travel Group (includes HotelView, ResortView, etc.) Visual Data On-line Broadcast and Production Group (includes
               Webcasting, Live audio and video events, etc.)

             Visual Data Networking Solutions Group (EDNET)
             Visual Data Financial Solutions Group (TheFIrstNews.com)


PLAN OF OPERATION

         Our current plan of operation includes continuing to expand the marketing of our video libraries, the development and marketing of our new on-line products and services and to continue to look for synergistic acquisition opportunities.

         The Visual Data Travel Group which includes HotelView, ResortView, DestinationView, CruiseView, GolfersView and AttractionView will continue to expand its offering through the development of additional vignettes as a result of corporate agreements with companies such as Leading Hotels, Historic, Royal Resorts, Radisson, Choice, Lexington, Worldres, Peninsula and Park Place. With the growth of our Internet based distribution network with companies such as Yahoo!, NBCi, Roadrunner, New River, All-Hotels, Lycos-TV via Entertainment Blvd and management believes the Company has created a value for the travel industry. We will continue to add to the distribution relationships in order to increase the value of our travel program. We have created a flexible pricing model that gives the properties the choice of a pay-per-view or a fixed monthly service fee in addition to an annual fee. It was initially necessary to maintain the individual property sales while establishing brand identity, building a critical mass of properties and building the distribution network. We have refocused our marketing target from the individual properties to the corporate or chain level. This change in marketing focus should enable us to reduce the costs of our sales and marketing program and provide more substantial prospects. We believe we are in a position to build on the infrastructure we have created.

         The Visual Data On-line Broadcast and Production Group ("OLBPG") was created during the first quarter of fiscal 1999. OLBPG which includes our partnership with PR Newswire for conference call webcasts and live audio and video event webcasts, as well as our other business services including "about the company" videos, visual trade shows and other multi-media presentations. By combining the worldwide high speed data networks of EDNET, and our worldwide network of camera crews, we are able to provide our clients with live audio and video event broadcast capabilities via the Internet. During 2000 we added additional encoders and other required facilities and staff to support the growing demand for our webcasting services. In addition, we developed software that would enable us to compete with companies offering specialized webcasting services such as slide shows. We are now positioned to offer PR Newswire and their clients full service webcasting capability. We will continue to remain competitive, develop new features and expand our service offerings as this new form of media continues to grow. OLBPG includes our MedicalView division that creates and distributes Internet-based video programs for physicians, health care professionals and consumers. Over 400 videos have been created and are online and being syndicated to websites on the Internet. We will continue to work with major sponsors to develop new and informative health content as well as provide webcasting services to the health industry and derive new content from these events.

         The Visual Data Networking Solutions Group (Ednet) was created in June 1998, when we acquired a 51% interest in Entertainment Digital Network, Inc. (OTCBB: EDNT). Based in San Francisco, CA. EDNET develops and markets integrated systems for the delivery, storage and management of professional quality digital communications for media-based applications, including audio and video production for the North American advertising and entertainment industries. EDNET has established a private wide-area network (WAN) through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunications providers, which enables the exchange of high quality audio, compressed video and multimedia data communications. EDNET provides engineering services, application-specific technical advice, and audio, video and networking hardware and software as part of its business.

         During 1999, EDNET teamed with Telestream, a manufacturer of high quality video delivery systems, to provide EDNET customers the means to send high quality video via the Internet and other Internet Protocol (IP) based WANS. Under the terms of the agreement, EDNET provides complete turnkey solution, bundling Telestream video equipment with their network services. It is anticipated that this relationship will provide EDNET's entertainment and advertising company clients the ability to cost effectively transmit their daily shots of commercials, special effects, graphics, storyboards and animated shots, thereby providing a more dependable and faster delivery system than was previously available.

         For the past year our EDNET subsidiary has been focusing on developing the webcasting services as well as developing the video network. During 2000, we partnered with Digital Generation Systems to create the "One Digital Path", a network service to enable production companies to deliver their productions through a digital video network, through major television network's compliance divisions, through the customer and approval process, right to the television broadcasters. During the coming year we will focus on improving the audio equipment sales and the audio network usage the core business of EDNET. We plan to move the conference call portion of the webcasting business to Visual Data (Florida), reduce the expenses of Ednet and apply the remaining resources to growing the audio and video network business.

         The Visual Data Financial Solutions Group (theFirstNews.com) began operations in November 1999 as TheFirstNews.com(TM) to address the information needs of the financial community. This subsidiary provides aggregated, up-to-the-minute, information for the financial community. The initial offering was a streaming-audio presentation of the content over the internet. TheFirstNews.com is currently developing a wireless delivery to provide the same service to customers through cell phones and PDA's. During 2000, we relaunched the service through a network of affiliates that has now grown to over 75. In the coming year we intend to launch our wireless service providing a means for investors to get news alerts on their cellular phones, PDA's and any other wireless device capable of receiving short messages or audio voice mail. We intend to further develop our affiliates both on-line and wireless and to find new uses of our content and audio feeds and begin syndicating this unique content.

         In addition to the various initiatives described, we have re-evaluated our operating costs and reduced costs that do not impact the Company's ability to operate the business. These included a more stringent travel policy, the reduction of several public relations and marketing firms and the elimination of unnecessary remote offices. We have consolidated all marketing communications through a single source. The Company also reduced costs associated with the CareView division, which was sold to CuraSpan, Inc. See Note 12 in the Consolidated Financial Statements.

REVENUE RECOGNITION

         Our HotelView, CareView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. A significant component of EDNET's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. EDNET recognizes revenues from equipment installation,

Webcasting and bridging when service is performed. Network usage revenue is recognized based on an estimate of customers' monthly usage. EDNET leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. TheFirstNews.com recognizes its subscription revenue ratably as service is provided.

RESULTS OF OPERATIONS

         In the discussion below, we compare our results of operations for the years ended September 30, 2000 and 1999. The discussion details the changes in operations for Visual data Corporation and it's wholly-owned subsidiaries ("Visual") and EDNET.

         The following table shows for the periods presented the percentage of revenue represented by items on our consolidated statements of operations.

                                            PERCENTAGE OF REVENUE
                                         --------------------------

                                          YEAR ENDED SEPTEMBER 30,
                                         --------------------------
                                          2000                1999
                                         ------              ------

Revenue                                   100.0%              100.0%

Cost of revenue                           119.7               110.4
                                         ------              ------

Gross loss                                (19.7)              (10.4)
                                         ------              ------

Operating expenses:
   General and administrative             101.6               103.8

   Sales and marketing                     92.4                58.5
                                         ------              ------

Total operating expenses                  194.0               162.3
                                         ------              ------

Loss from operations                     (213.7)             (172.7)

Other income (expense):
   Interest income                          9.7                 4.9

   Rental income                            1.4                 1.7

   Loss on disposal of assets              (0.2)               (0.3)

   Interest expense                        (2.2)               (2.4)

   Minority interest                       10.8                 8.7
                                         ------              ------

Net loss before taxes                    (194.2)             (160.1)

Income taxes                                 --                 0.2
                                         ------              ------

Net loss                                 (194.2)%            (160.3)%
                                         ======              ======

REVENUE

Visual

         Revenue increased by approximately $992,000, or 137%, to approximately $1,715,000 for the fiscal year ended September 30, 2000 from approximately $723,000 for the fiscal year ended September 30, 1999. This increase was primarily attributable to an increase in webcasts and live audio and video events from the Visual Data On-line Broadcast and Production Group ("OLBPG"). Revenue from OLBPG increased by approximately $738,000, or 216%, to approximately $1,079,000 for the fiscal year ended September 30, 2000 from approximately $341,000 for the fiscal year ended September 30, 1999. In addition, the Company experienced an increase in the Visual Data Travel Group ("Travel Group") as a result of increased production and distribution of hotel vignettes. Revenue from Travel Group increased by approximately $148,000, or 64%, to approximately $380,000 for the fiscal year ended September 30, 2000 from approximately $232,000 for the fiscal year ended September 30, 1999. Revenue from the CareView division increased by approximately $120,000, or 93%, to approximately $250,000 for the fiscal year ended September 30, 2000 from approximately $130,000 for the fiscal year ended September 30, 1999. In December 2000, we sold the CareView name as well as the CareView library to CuraSpan, Inc.

EDNET

         Revenue increased by approximately $413,000, or 11%, to approximately $4,154,000 for the fiscal year ended September 30, 2000 from approximately $3,741,000 for the fiscal year ended September 30, 1999. This increase was primarily attributable to an increase in webcasts and video networking from the Visual Data Networking Solutions Group ("Networking Group").

GROSS (LOSS) PROFIT

Visual

         Gross loss decreased by approximately $12,000, or 1%, to approximately $1,293,000 for the fiscal year ended September 30, 2000 from approximately $1,305,000 for the fiscal year ended September 30, 1999. Gross loss as a percentage of revenue for the fiscal years ended September 30, 2000 and 1999 was approximately 75% and 180%, respectively, reflecting the impact of an increase in revenues and additional cost of revenues to support current revenues and future growth. The increase in cost of revenue was the result of an increase in camera crews fees, information technology group salaries and consultants and depreciation of assets acquired to increase the capacity of operations.

EDNET

         Gross profit decreased by approximately $706,000, or 84%, to approximately $137,000 for the fiscal year ended September 30, 2000 from approximately $843,000 for the fiscal year ended September 30, 1999. Gross profit as a percentage of revenue for the fiscal years ended September 30, 2000 and 1999 was approximately 3% and 23%, respectively. The increase in cost of revenue is the result of costs associated with "ClipMail" lines of business, discounts to attract this business and the write down of slow moving "ClipMail" inventory in an effort to more realistically assess its value.

OPERATING EXPENSES

Visual

         GENERAL AND ADMINISTRATIVE. General and administrative expense remained relatively consistent at approximately $4,090,000 for the fiscal year ended September 30, 2000 from approximately $4,085,000 for the fiscal year ended September 30, 1999. General and administrative expense as a percentage of sales was approximately 238% and 565% for the fiscal years ended September 30, 2000 and 1999, respectively. The significant decrease in general and administrative expense as a percentage of sales is primarily attributable to a decrease of approximately $120,000 for the SEC filing fees and a decrease of approximately $625, 000 for consulting fees. This was off-set by an increase of approximately $390,000 in administrative compensation, an increase of approximately $130,000 for depreciation and an increase of approximately $120,000 in telephone expenses.

         SALES AND MARKETING. Sales and marketing increased by approximately $3,392,000, or approximately 250%, to approximately $4,750,000 for the fiscal year ended September 30, 2000 from approximately $1,358,000 for the fiscal year ended September 30, 1999. The increase in sales and marketing was primarily due to an increase in compensation, travel and entertainment and advertising. Compensation expense increased to approximately $1,565,000 during the fiscal year ended September 30, 2000 from approximately $671,000 during the fiscal year ended September 30, 1999. This increase was a result of the increase in sales personnel during the year. The increase in travel and entertainment to approximately $491,000 during the fiscal year ended September 30, 2000 from approximately $231,000 during the fiscal year ended September 30, 1999 was a result of the increase in sales personnel during the year. Advertising expenses increased to approximately $1,263,000 during the fiscal year ended September 30, 2000 from approximately $521,000 during the fiscal year ended September 30, 1999 as a result of the Company utilizing several marketing firms during the year. Subsequent to year-end, the Company terminated the CareView employees, as a result of the sale to CuraSpan, Inc. (see Note 12 to the Consolidated Financial Statements). In addition, the Company has consolidated the advertising efforts for all of its divisions to realize better economies, and, therefore, reduce advertising costs for Fiscal Year Ended September 30, 2001.

EDNET

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased approximately $623,000, or approximately 50%, to approximately $1,877,000 for the fiscal year ended September 30, 2000 from approximately $1,254,000 for the fiscal year ended September 30, 1999. General and administrative expense as a percentage of sales was approximately 45% and 34% for the fiscal years ended September 30, 2000 and 1999, respectively. The increase in general and administrative expense as a percentage of sales is primarily attributable to the expansion of the webcasting operations that includes additional equipment depreciation and personnel.

         SALES AND MARKETING. Sales and marketing increased by approximately $119,000, or approximately 22%, to approximately $670,000 for the fiscal year ended September 30, 2000 from approximately $551,000 for the fiscal year ended September 30, 1999. The increase in sales and marketing was primarily due to an increase in sales personnel.

OTHER INCOME (EXPENSE)

Visual

         OTHER INCOME. Other income increased approximately $602,000, or approximately 106%, to approximately $1,171,000 for the fiscal year ended September 30, 2000 from approximately $569,000 for the fiscal year ended September 30, 1999. The increase is primarily attributable to an increase in interest income and an increase in minority interest. The increase in interest income is the result of the increase in average cash balance for the fiscal year ended September 30, 2000 compared with the fiscal year ended September 30, 1999. The increase in minority interest is the result of the increase in the loss from EDNET. As a result of the losses generated by EDNET, the minority interest balance has been fully absorbed as of September 30, 2000, and, therefore, all future losses will be fully absorbed by VDC. As the minority interest's 49% share in EDNET's cumulative net losses through September 30, 2000 is in excess of the minority interest's original investment by approximately $174,000, VDC has reduced the minority interest liability to zero in the accompanying consolidated balance sheet as of September 30, 2000. VDC will restore the minority interest's 49% share in EDNET when and if the cumulative earnings in EDNET become positive.

EDNET

         OTHER EXPENSE. Other expense remained relatively consistent increasing approximately $17,000, or approximately 170%, to approximately $27,000 for the fiscal year ended September 30, 2000 from approximately $10,000 for the fiscal year ended September 30, 1999.

PROVISION FOR INCOME TAXES

         We have incurred significant net losses since our inception in 1993. These losses have resulted in net operating loss carryforwards and deferred tax assets, which have been used by us to offset tax liabilities, which may have been incurred in prior periods. We have recorded a valuation allowance against the deferred income tax assets, since future utilization of these assets is subject to our ability to generate taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital at September 30, 2000 was $3,820,000, a decrease of approximately $12,215,000 from September 30, 1999. The change in working capital was primarily attributable to cash used in operating activities. Net cash used in operating activities increased to $10,466,000 for the fiscal year ended September 30, 2000 from $5,353,000 for the fiscal year ended September 30, 1999. This was the result of an increase in net loss of approximately $4,243,000, changes in certain non-cash operating activities and changes in certain assets and liabilities. Net cash used in investing activities increased to $1,167,000 for the fiscal year ended September 30, 2000 as compared to $470,000 for the fiscal year ended September 30, 1999 primarily as a result of the sale of IBS in fiscal year ended September 30, 1999, which resulted in cash from investing activities of $887,000. Net cash used by financing activities for the fiscal year ended September 30, 2000 was $483,000 compared to cash provided by financing activities of $20,806,000 for the fiscal year ended September 30, 1999. This decrease was primarily attributable to the proceeds from the issuance and exercise of common stock and warrants during the fiscal year ended September 30, 1999.

         For the year ended September 30, 2000, we had an operating loss of approximately $12.5 million and cash used in operations of approximately $10.5 million. The Company's forecast for fiscal year 2001 anticipates a reduction in cash used in operations. At September 30, 2000, we had $3.8 million of cash and cash equivalents and restricted cash available to fund future operations. Subsequent to the year ended September 30, 2000, we received net proceeds of $2.6 million ($0.8 million for TheFirstNews.com). See Note 12 of the Consolidated Financial Statements. We believe that the cash on hand plus funds available related to the 6% Debenture financing discussed in Note 12 of the Consolidated Financial Statements will be sufficient to fund the Company's working capital, anticipated operating cash flow deficit and capital expenditure requirements for at least the next 12 months.

         We are constantly evaluating our cash needs and existing burn rate. In the evaluation of our cash needs, we will continue to raise additional capital through the sale of equity and debt securities, as deemed necessary. In addition, we have a plan whereby certain non-essential personnel and administrative costs may be reduced so that we may continue to meet its operating and financing obligations as they come due. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

RECENT DEVELOPMENTS

Sale of CareView Assets

         In December 2000 pursuant to the terms and conditions of an Asset Purchase Agreement by and between the Company, its wholly-owned subsidiary, CareView and CuraSpan, Inc., Visual Data sold substantially all of the assets of CareView to CuraSpan. CuraSpan, an Application Service Provider (ASP) that develops technology-based solutions to meet the organizational, communication and compliance needs of healthcare organizations, is an unaffiliated third party and the terms of the transaction were the result of arms length negotiations by the parties.

         Excluded from the assets sold were (i) CareView's cash on hand, (ii) any claims for tax refunds for the periods prior to the closing date, (iii) all notes and accounts receivables and other receivables of CareView, and (iv) any amounts received by CareView in settlement of or relating to disputes or litigation which relate to periods prior to the closing date. In connection with the asset purchase, CuraSpan assumed all liabilities and obligations related to CareView's business following the closing date, together with certain contractual obligations as specified in the Asset Purchase Agreement.

         As consideration for the purchase, CuraSpan issued to Visual Data 182,000 shares of its Series B Preferred Stock and a promissory note in the principal amount of $1,000,000. The note, which bears no interest, is payable semi-annually commencing in May 2001, with each semi-annual payment equal to the lesser of $125,000 or 50% of the renewal fees collected by Visual Data in the previous six months from the post-acute facilities with which CuraSpan had a contract as of the closing date; provided that the first and second payments to be made thereunder shall not be less than $50,000 each, the third and fourth payments to be made thereunder shall not be less than $75,000 each, and each payment thereafter shall not be less than $100,000. Principal payments not made within 10 days of the due date shall bear interest at 13% per annum. Visual Data also agreed to provide CuraSpan with access of up to $30,000 during the 30 day period following the closing date under a revolving note bearing interest at 6% per annum and due on the earlier of (i) six months from the date of issuance or
(ii) the closing date of an equity financing of CuraSpan in an amount of not less than $1,000,000.

         As additional consideration for the asset purchase, Visual Data and CuraSpan also entered into a Services Agreement wherein CuraSpan will purchase a minimum of $250,000 of video services from Visual Data during the 12 month period following the closing date.

SportSoft Golf, Inc. Merger with VDC Subsidiary

         In December 2000 VDC, and SportsSoft Golf, Inc., a Delaware corporation ("SSG"), and certain shareholders of SSG entered into an Agreement and Plan of Merger dated as of December 1, 2000 (the "Merger Agreement"), which provides, among other things, that, upon the terms and subject to conditions thereof, which includes the approval of SSG's stock holders', a wholly-owned subsidiary of VDC ("Acquisition Sub") will be merged with and into SSG, with SSG being the surviving corporation in the merger. In the merger, all outstanding shares of common stock of SSG issued and outstanding shall be converted into the right to receive .0969 shares of restricted common stock of VDC, par value $.0001. The aggregate number of VDC shares to be received by the SSG shareholders will be 1,686,445.

         A Management Agreement (the "Management Agreement") between SSG and
VDC was entered into concurrently with the Merger Agreement which provides that SSG retained the services of VDC to manage and oversee the business of SSG with respect to its operations until the earlier to occur of (a) the effective date of the Merger Agreement, or (b) the termination of the Merger Agreement. VDC will act as manager and shall assume complete and absolute managerial day-to-day control over SSG. VDC shall receive as compensation all of the consolidated income of SSG and it subsidiaries, subject to certain provisions in the Management Agreement.

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE CONTINUING LOSSES

         Visual Data continues to incur operating losses. For the years ended September 30, 2000 and 1999, we incurred losses of $11,401,583 and $7,158,376, respectively and had an accumulated deficit at September 30, 2000 of $28,170,584. Operating expenses have increased. Future profitability will depend on substantial increases in revenues from operations. Future events, including unanticipated expenses, increased competition or inability to effectively integrate acquisitions, could have a material adverse effect on operating margins and results of operations. Accordingly, we may experience significant liquidity and cash flow problems if the Company is not able to raise additional capital as needed. There can be no assurance that future revenues will grow sufficiently to generate a positive cash flow or otherwise enable Visual Data to be profitable.

WE CANNOT PREDICT OUR FUTURE REVENUES OR WHETHER OUR PRODUCTS WILL BE ACCEPTED

         Revenues from our information libraries and other products and services have been limited (approximately $5,868,435 and $4,464,157 for the years ended September 30, 2000 and 1999, respectively). In addition, the markets for our information libraries and other products and services have only recently begun to develop, are rapidly evolving and are increasingly competitive. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult to predict whether, or how fast, these markets will grow. We cannot guarantee either that the demand for our information libraries and other products and services will continue to develop or that such demand will be sustainable. If the market develops more slowly than expected or becomes saturated with our competitors' products and services, or do not sustain market acceptance, our business, operating results, and financial condition will be materially and adversely affected.

WE ARE DEPENDENT ON CONTRACTS, SOME OF WHICH ARE SHORT TERM

         We are dependent upon contracts with our strategic partners and clients including Interval International, Inc., InterVu, Inc. and PR Newswire Corporation. These contracts are generally for terms ranging from one to two years; however, many of them permit our clients and partners to terminate their agreements with us on short term notice. The termination of certain of these contracts could have a material adverse effect on our business operations and prospects.

WE DEPEND ON MANAGEMENT TO INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH

         Our business strategy includes growth through acquisition and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies.

         We completed the acquisition of 51% of EDnet and are in the continuing process of integrating these operations. We recently announced an agreement to acquire SportSoft Golf, Inc. Acquired companies' history, geographical location, business model and business culture is different from ours in many respects. Our directors and senior management face a significant challenge in their efforts to integrate our businesses and the business of acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of these companies and the acquired assets will be successful, that we can manage our growth or that the anticipated benefits of the acquisitions or their assets will be fully realized. The dedication of management resources to such efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with such activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

WE MAY NEED ADDITIONAL FINANCING

         We believe that our cash on hand, plus funds available relating to the 6% Debenture financing described in Note 12 to the Consolidated Financial Statements, plus our banking arrangements will be sufficient to fund our working capital, anticipated operating cash flow deficit and capital expenditure requirements for at least the next 12 months. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues and manage our business.

         Accordingly, we may need to raise additional funds in order to grow our business and pursue new expansion opportunities. Our business could suffer if we are unable to raise such additional funds on acceptable terms, or at all.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL ON ACCEPTABLE TERMS

         Our acquisition and internal growth strategy requires substantial capital investment. Capital is typically needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary for the production and marketing of additional on-line multi-media libraries, products and services. Therefore, our growth may depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. This will likely result in dilution of existing equity positions or increased interest expense. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all.

         If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Visual Data held by existing shareholders will be reduced and those shareholders may experience significant additional dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

THE EXERCISE OF OPTIONS AND WARRANTS WILL HAVE DILUTIVE EFFECT

         As of September 30, 2000, we had outstanding options and warrants to purchase a total of 7,728,715 shares of our common stock at prices ranging between $.00016 and $17.188 per share, including 4,966,385 options issued to directors, executive officers and employees. The existence of such options and warrants may adversely affect the terms under which we could obtain additional equity capital. The exercise of these warrants and options may materially adversely affect the market price of our common stock.

WE EXPECT TO EXPERIENCE VOLATILITY AND FLUCTUATIONS IN OUR STOCK PRICES

         Historically, there has been and there may continue to be volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or the marketing industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market in general and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

         We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

         - the announcement or introduction of new services and products by us and our competitors;

         - our ability to upgrade and develop our systems in a timely and effective manner;

         - our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

         - the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for transacting business;

         - technical difficulties, system downtime, or Internet brownouts;

         - the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

         - government regulation; and

         - general economic conditions and economic conditions specific to the Internet and e-commerce.

         As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-22 as follows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors, and their ages are as follows:

         NAME                                AGE              POSITION
         ----                                ---              --------
         Randy S. Selman(1)                   44              Chief Executive Officer, President and Chairman;
                                                              Chairman of EDNET
         Alan M. Saperstein                   41              Executive Vice President, Treasurer and Director;
                                                              Director of EDNET
         George Stemper                       46              Chief Operating Officer
         Gail Babitt                          37              Chief Financial Officer
         Benjamin Swirsky(1)(2)               58              Director
         Brian K. Service(1)(2)               53              Director; Director of EDNET
         Eric Jacobs                          53              Secretary, Director; Director of EDNET
         Robert J. Wussler(1)(2)              61              Director

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

         ALAN M. SAPERSTEIN. Mr. Saperstein has served as our Executive Vice President, Treasurer and a director since our inception in May 1993. Mr. Saperstein also serves as an alternate member of the Compensation Committee of the Board of Directors. Since July 1998, Mr. Saperstein has been a member of the Board of Directors of Ednet. From March 1989 until May 1993, Mr. Saperstein was a free-lance producer of video film projects. Mr. Saperstein has provided consulting services for corporations that have set up their own sales and training video departments. From 1983 through 1989, Mr. Saperstein was the Executive Director/Entertainment Division of NFL Films where he was responsible for supervision of all projects, budgets, screenings and staffing.

         GEORGE STEMPER. Mr. Stemper has served as our Chief Operating Officer since September 2000. Mr. Stemper comes to Visual Data with 25 years in the computer, Internet application and hospitality technology fields. He served as a Senior Vice President and General Manager with Hospitality Solutions International (HSI) from June, 1997 through July, 2000. HSI is a leading global developer and marketer of Windows NT and Internet based systems and applications software for the restaurant, hotel, and club hospitality industry business segments. From September, 1995 through June, 1997 Mr. Stemper served as the Chief Operating Officer and as Executive Vice President for MCORP, an Edison, NJ based software developer and product integrator having hotel technology, telecom, military applications, and enterprise oriented business solutions. From April, 1981 through September, 1995, Mr. Stemper was with Control Transaction Corporation and served in key sales and marketing positions and as the Executive Vice President. From July 1996 through August 1999, Mr. Stemper was with the Hyatt Hotels Corporation and with Hilton Hotels from August, 1979 through March 1981. Mr. Stemper has a B.S. degree from Cornell University with and MBA from Fairleigh Dickinson University.

         GAIL BABITT, CPA. Ms. Babitt joined VDC as Chief Financial Officer in November 2000. From 1999 through October 2000 Ms. Babitt served as Vice President of Finance, North America and Corporate Controller for TeleComputing ASA. TeleComputing ASA is a leading application service provider. From 1997 to 1999 Ms. Babitt served as Manager-Transaction Services for Price Waterhouse Coopers LLP. During 1997 Ms. Babitt served as Director of Finance for ToppTelecom, Inc. Topp Telecom is a prepaid cellular company based in Miami. From 1994 to 1997 Ms. Babitt worked in the audit group with Price Waterhouse Coopers LLP (formerly Price Waterhouse LLP) and with Ernst & Young LLP from 1992 to 1994. Ms. Babitt has received a MBA from Boston University and a B.S. from Nova Southeastern University.

         BENJAMIN SWIRSKY. Mr. Swirsky has been a member of the Board of Directors since July 1997 and serves on the Audit and Compensation Committees of the Board of Directors. Mr. Swirsky is the owner of Beswir Properties Inc., an investment capital company. Since June 1998, Mr. Swirsky has been Chairman and CEO of Zconnect, an e-commerce company, where he serves as Chairman. From June 1993 until January 1998, Mr. Swirsky was President and Chief Executive Officer of Slater Steel, Inc., a publicly-traded company listed on the (Toronto Stock
Exchange: SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky was Chairman of P.C.Docs International, Inc., a Canadian publicly-traded company (Nasdaq: DOCSF, TSE:
DXX) from 1997-1999. Mr. Swirsky is also a member of the Board of Directors of the Four Seasons Hotel Corp., a chain of first class hotels located throughout the world, and serves on the Audit, Compensation and Governance committees of the Board. Mr. Swirsky also sits on the Board of Directors of a number of other companies, including (i) CamVec Corp., a Canadian publicly-traded company (CAT.CV), (ii) MigraTEC Inc., a publicly-traded company (Nasdaq: MIGR) where he currently serves as Chairman, (iii) Commercial Alcohols, Inc., in which he is also a principal shareholder, (iv) Bee Line Monorail Systems, Inc.,
(v) Peregrine Industries, Inc. (OTC Bulletin Board: HVAC), (vi) Kaledon.com, Inc., where he currently serves as Chairman, and (vii) Don Bell Corporation.

         BRIAN K. SERVICE. Mr. Service has been a member of our Board of Directors since July 1997 and serves on the Audit and Compensation Committees of the Board of Directors. Also, since August 1998 Mr. Service has been a Director of EDNET. Mr. Service is a dual New Zealand and U.S. citizen and currently resides in California. Mr. Service currently spends a substantial amount of his professional time in the United States acting as an international business consultant. In this capacity, he has clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994, Mr. Service was Chief Executive Officer and Managing Director of Salmond Smith BioLab, a New Zealand publicly traded company engaged in the production and sale of consumer and industrial products. From 1982 to 1986 he was Chief Executive Officer and Executive Chairman of Milk Products, Holding (North America), Inc., a wholly-owned subsidiary of the New Zealand Dairy Board that was located in Santa Rosa, California. Mr. Service also serves as a Director, Chief Financial Officer and Secretary for Travel Dynamics, Inc. Since September 1999, Mr. Service has served as Chief Executive Officer of 3D Systems, Inc., a publicly traded company.

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

         There is no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. At present, our bylaws provide for not less than two directors. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. The Board of Directors elects officers annually and their terms of office are at the discretion of the Board. Our officers devote full time to our business.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During our fiscal year ended September 30, 2000, our Board of Directors held seven (7) meetings and took action one (1) additional time, by unanimous written consent. Each member of the Board participated in each action of the Board.

         Our Board of Directors has established a Compensation Committee and an Audit Committee. The Compensation Committee administers our stock option plan and makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of our officers and key employees. The members of the Compensation Committee are Randy S. Selman, Benjamin Swirsky, Brian K. Service and Robert J. Wussler. During the year ended September 30, 2000, the Compensation Committee did not hold any meetings. The Audit Committee reviews the engagement of the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of our internal accounting controls. The members of the Audit Committee are Benjamin Swirsky, Brian K. Service and Robert J. Wussler. During the year ended September 30, 2000, the Audit Committee held two (2) meetings. The Compensation Committee and the Audit Committee consist of a majority of independent directors.

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

         In June and November 1998, we granted Mr. Service options to acquire 25,000 shares (each grant) of our common stock at an exercise price of $3.00 and $2.125 per share. The term of these options is four years from the date of grant. These options are fully vested and remain exercisable until the expiration date thereof. These options were granted in connection with services performed regarding the EDNET transaction.

         On November 19, 1998, we granted each of Messrs. Service and Swirsky options to each acquire 35,000 shares of our common stock at an exercise price of $16.00 per share. The term of these options is five years from the date of grant. These options are fully vested and remain exercisable until the expiration date thereof.

         On July 16, 1999, we granted Mr. Wussler options to acquire 75,000 shares of our common stock at an exercise price of $17.1875 per share. The term of these options is three years from the date of vesting, with 25,000 vesting on the first anniversary of the date of grant, 25,000 vesting on the second anniversary of the date of grant and the remaining 25,000 vesting on the third anniversary of the date of grant. In December 2000, the 25,000 vested shares were cancelled.

         On November 1, 1999, we granted Mr. Jacobs options to acquire 30,000 shares of our common stock at an exercise price of $7.50 per share. The term of these options is four years from the date of grant, with 10,000 vesting on the first anniversary of the date of grant, 10,000 vesting on the second anniversary of the date of grant and the remaining 10,000 vesting on the third anniversary of the date of grant.

         In December 1999, the Board of Directors ratified the Compensation Committee's recommendation that the option packages for the remaining two independent directors, Mr. Swirsky and Mr. Service, be extended for a further two years as from July 16, 1999 with an additional 50,000 options for each director vesting equally over the final two years, and expiring on the same date in 2004.

         On May 26, 2000, we granted Mr. Wussler options to acquire 25,000 shares of our common stock at an exercise price of $2.875 per share. The term of these options is four years from the date of grant. The options are fully vested and remain exercisable until the expiration date thereof.

Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended September 30, 2000 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 2000, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the fiscal year ended September 30, 2000 (collectively, the "Named Executive Officers"):

                               ANNUAL                                  LONG-TERM
                             COMPENSATION                           COMPENSATION AWARDS
                           ----------------                     ---------------------------
     NAME AND                                          OTHER ANNUAL    RESTRICTED     OPTIONS          ALL OTHER
PRINCIPAL POSITION    YEAR     SALARY      BONUS       COMPENSATION    STOCK AWDS     SARs(#)  LTIP  COMPENSATION
------------------    -----    ------      -----       ------------    ----------     -------  ----  ------------
Randy S. Selman       2000     $223,646     -0-         $12,912(1)         -0-          -0-     -0-        -0-
  President, Chief    1999     $162,110     -0-         $ 9,794(2)         -0-          -0-     -0-        -0-
  Executive Officer
  and Director

Alan Saperstein       2000     $223,646     -0-         $15,480(3)         -0-          -0-     -0-        -0-
  Vice President      1999     $162,110     -0-         $14,894(4)         -0-          -0-     -0-        -0-
  Treasurer and
  Director

Pauline Schneider     2000     $110,000     -0-         $ 1,775(5)         -0-          -0-     -0-        -0-
  Chief Financial     1999     $ 76,083     -0-         $22,874(6)         -0-          -0-     -0-        -0-
  Officer

(1) Includes $681 for disability insurance, $3,981 for medical insurance and $8,250 automobile allowance.
(2) Includes $681 for disability insurance, $1,913 for medical insurance and $7,200 automobile allowance.

(3) Includes $681 for disability insurance, $6,549 for medical insurance and $8,250 automobile allowance.
(4) Includes $597 for disability insurance, $7,097 for medical insurance and $7,200 automobile allowance.
(5) Includes $0 for disability insurance, $1,775 for medical insurance and $2,250 automobile allowance. Ms. Schneider served as the Chief Financial Officer until October 2000.
(6) Includes $0 for disability insurance, $2,287 for medical insurance and $0 automobile allowance.

EMPLOYMENT AGREEMENTS

         Effective January 9, 1998, we entered into amended and restated employment agreements with Randy S. Selman, our Chief Executive Officer, President and a director, and with Alan Saperstein, our Executive Vice President, Treasurer and a director. The agreements with each of Messrs. Selman and Saperstein are substantially similar and superseded in their entirety previous employment agreements with each of Messrs. Selman and Saperstein. The term of the agreement is for three years from the effective date of the agreements and is renewable for successive one-year terms unless terminated. The annual salary under each of the agreements is $137,500, which amount will be increased by 10% each year. Messrs. Selman and Saperstein are also each eligible to receive an annual bonus in cash or stock equal to 2% of our earnings before income tax, depreciation and amortization (EBITDA) on that portion of EBITDA that has increased over the previous year's EBITDA.

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

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2000 to the Named Executive Officers.

                 OPTION GRANTS IN YEAR ENDED SEPTEMBER 30, 2000

                                                    INDIVIDUAL GRANTS
                                                  --------------------
                           NO. OF SECURITIES      % OF TOTAL OPTIONS
                              UNDERLYING          GRANTED TO EMPLOYEES          EXERCISE      EXPIRATION
     NAME                   OPTIONS GRANTED          IN FISCAL YEAR               PRICE          DATE
     ----                 -------------------     --------------------          --------      ----------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director                       --                  0%                         --            --

Alan Saperstein, Vice
  President,
  Secretary and
  Director                           --                  0%                         --            --

Pauline Schneider, Chief
  Financial Officer              50,000(1)               10.32%                     (1)           (1)


         (1) On May 26, 2000 we granted options to acquire 50,000 shares of common stock at an exercise price of $2.875 per share. These options were granted as part of a five-year bonus program. The term of these options is four years from the date of grant. These options are fully vested.

         These options were not granted under the 1996 Stock Option Plan. See "Management -- 1996 Stock Option Plan."

         The following table sets forth certain information regarding stock options held as of September 30, 2000 by the Named Executive Officers.


           AGGREGATE OPTION EXERCISES IN YEAR ENDED SEPTEMBER 30, 2000
                           AND YEAR-END OPTION VALUES

                                                  NO. OF SECURITIES
                                                UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                      OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                      SHARES                      SEPTEMBER 30, 2000               SEPTEMBER 30, 2000(1)
                     ACQUIRED              -------------------------------      ---------------------------
                        ON        VALUE
NAME                 EXERCISE   REALIZED   EXERCISABLE       UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----                 --------   --------   -----------       -------------      -----------    -------------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director           --       $  --    1,097,230(2)       375,000 (2)       $802,215         $ 117,250
Alan Saperstein, Vice
  President, Treasurer
  and Director           --       $  --    1,097,230(2)       375,000 (2)       $802,215         $ 117,250
Pauline Schneider,
  Chief Financial
  Officer                --       $  --      120,500(3)            --           $ 75,529         $    --


(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $3.063 per share, being the closing price of our common stock on October 2, 2000 as reported The Nasdaq National Market.

(2) Of such exercisable options, at September 30, 2000, 32,230 options were exercisable at $.00016 per share,

         750,000 options were exercisable at $2.125 per share and the remaining 315,000 were exercisable at $16.00. Of the unexercisable options, 125,000 have an exercise price of $2.125 per share and 250,000 have an exercise price of $8.875 per share at September 30, 2000. See Option Grants in Year Ended September 30, 2000 above.

(3) Of such exercisable options, at September 30, 2000, 70,500 options were exercisable at $2.125 per share and the remaining 50,000 were exercisable at $2.875. See Option Grants in Year Ended September 30, 2000 above.

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

         Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, we have reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). To date, 1,487,575 options have been granted under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $2.031 to $16.00 per share. The Board of Directors or a Committee of the Board of Directors (the "Committee") will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price. As of this date, the Board of Directors has not established a separate Committee.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table contains information regarding beneficial ownership of our common stock as of December 15, 2000 held by (i) persons who own beneficially more than 5% of our outstanding common stock, (ii) our directors,
(iii) Named Executive Officers and (iv) all of our directors and officers as a group. The table also represents the same information as adjusted to reflect the sale of shares offered hereby.

                                              SHARES OF COMMON
                                             STOCK BENEFICIALLY
                                                 OWNED (2)
         NAME AND ADDRESS OF           -----------------------------------
         OF BENEFICIAL OWNER(1)          NUMBER            PERCENTAGE
         ----------------------        -----------      ------------------

         Randy S. Selman(3)            1,200,849              10.6%
         Alan M. Saperstein(4)         1,200,173              10.6%
         George Stemper (5)                   --                --
         Gail Babitt (6)                      --                --
         Benjamin Swirsky(7)             135,000               1.2%
         Brian K. Service(8)             185,000               1.6%
         Eric Jacobs(9)                  163,600               1.4%
         Robert Wussler(10)               25,000                *
         All Directors and
         Officers (8 persons)(11)      2,909,622              25.6%

           *  Less than 1%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Visual Data Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such a person within sixty days from the date of this annual report upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within sixty days from the date hereof have been exercised. As of December 15, 2000 there were 8,453,358 shares of common stock outstanding.

(3) This amount includes options to acquire an aggregate of 32,230 shares of common stock at an exercise price of $.00016 per share, options to acquire an aggregate of 750,000 shares of common stock at an exercise price of $2.125 per share, and options to purchase 315,000 shares of common stock at an exercise price of $16.00 per share. Excludes options to purchase 125,000 shares of common stock at an exercise price of $2.125 per share and options to purchase 250,000 shares of common stock at an exercise price of $8.875 per share, all of which have not yet vested.

(4) This amount includes options to acquire an aggregate of 32,230 shares of common stock at an exercise price of $.00016 per share, options to acquire an aggregate of 750,000 shares of common stock at an exercise price of $2.125 per share, and options to purchase 315,000 shares of common stock at an exercise price of $16.00 per share. Excludes options to purchase 125,000 shares of common stock at an exercise price of $2.125 per share and options to purchase 250,000 shares of common stock at an exercise price of $8.875 per share, all of which have not yet vested.

(5) This amount excludes options to purchase 100,000 shares at $4.188 per share, which was granted in September 2000, which have not yet vested.

(6) This amount excludes options to purchase 75,000 shares at $2.031 per share, which was granted in October 2000, which have not yet vested.

(7) This amount includes options to purchase 100,000 shares at $2.125 per share and 35,000 shares of common stock at an exercise price of $16.00 which were granted in November 1998 and subsequently repriced in June 1999, but excludes options to acquire 50,000 shares of common stock at an exercise price of $17.188 per share which were granted in November 1999, which have not yet vested. Mr. Swirsky's address is 350 Fairlawn Avenue, Toronto, Ontario, Canada.

(8) This amount includes options to purchase 125,000 shares at $2.125 per share, options to purchase an additional 25,000 shares at $3.00, and options to acquire 35,000 shares of common stock at an exercise price of $16.00, which were granted in November 1998 and subsequently repriced in June 1999. Excludes options to acquire an aggregate of 50,000 shares of common stock at an exercise price of $7.50 per share, which were granted in November 1999, which have not yet vested. Mr. Service's address is 123 Red Hill Circle, Tiburon, CA 94920.

(9) This amount includes options to acquire 75,000 shares of common stock at an exercise price of $2.125 per share which were granted in November 1998 and includes options to purchase 25,000 shares of common stock at $7.50 which were granted in November 1999, but excludes options to acquire 50,000 shares of common stock at an exercise price of $7.50 per share which were granted in November 1999, which have not yet vested.

(10) This amount includes options to acquire 25,000 shares of common stock at an exercise price of $2.875 per share, which were granted in May 2000, but excludes options to acquire 75,000 shares of common stock at an exercise price of $17.188 per share, which were granted in July 1999, of which, 25,000 were cancelled in December 2000. The remaining 50,000 options have not yet vested.

(11)     See notes (3)-(10) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 1998, Eric Jacobs, a director of both the Company and EDNET, lent EDNET $200,000 under a one year unsecured promissory note bearing interest at 12% per annum. Such funds were used by EDNET for general working capital. As additional consideration for such loan, Mr. Jacobs received a warrant to purchase 50,000 shares of EDNET's common stock at an exercise price of $.20 per share. Such loan was repaid in full by EDNET on January 8, 1999.

         In May 1999, Eric Jacobs lent EDNET an additional $250,000 under a 90-day unsecured renewable promissory note bearing interest at 12% per annum. Such funds were used by EDNET for the purchase of inventory. The note has been renewed, $125,000 has been repaid, and, the remaining $125,000 is unpaid as of the date of this filing which is due on December 31, 2001.

         The Company has adopted a corporate governance policy which requires the approval of any transaction between the Company and any officer, director or 5% shareholder by a majority of the independent, disinterested directors. In addition, pursuant to the inclusion of its securities on The Nasdaq National Market, the Company is subject to compliance with certain corporate governance standards adopted by The Nasdaq Stock Market, Inc.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

1(a)                       Form of Underwriting Agreement(11)
3(i)(a)                    Articles of Incorporation(1)
3(i)(b)                    Articles of Amendment dated July 26, 1993(1)
3(i)(c)                    Articles of Amendment dated January 17, 1994(1)
3(i)(d)                    Articles of Amendment dated October 11, 1994(1)
3(i)(e)                    Articles of Amendment dated March 25, 1995(1)
3(i)(f)                    Articles of Amendment dated October 31, 1995(1)
3(i)(g)                    Articles of Amendment dated May 23, 1996(1)
3(i)(h)                    Articles of Amendment dated May 5, 1998(2)
3(i)(i)                    Articles of Amendment dated August 11, 1998(6)
3(i)(j)                    Articles of Amendment dated June 13, 2000(11)
3(iii)                     By-laws(1)
4(c)                       Specimen Common Stock Certificate(1)
4(d)                       Specimen Common Stock Purchase Warrant (issued
                           pursuant to the Company's initial public offering on
                           July 30, 1997)(1)
4(e)                       Form of Underwriter Warrant(10)
4(f)                       Form of Consulting Agreement(10)
4(g)                       Form of 6% Convertible Debenture in the principal
                           amount of $1,000,000 due December 8, 2003(12)
4(h)                       Form of 6% Convertible Debenture in the principal
                           amount of $1,000,000 due December 8, 2003(12)
4(i)                       Form of one year Common Stock Purchase Warrant(12)
4(j)                       Form of five year Common Stock Purchase Warrant(12)
10(a)                      Agreement between HotelView Corporation and Pegasus
                           Systems, Inc. dated January 14, 1997(1)
10(b)                      Form of Stock Option Plan and Amendment
                           thereto(1)(14)

10(c)                      Third Amended and Restated Employment Agreement
                           between the Company and Randy S. Selman(7)
10(d)                      Third Amended and Restated Employment Agreement
                           between the Company and Alan Saperstein(7)
10(e)                      Contract for Purchase and Sale of Real Property(3)
10(f)                      Asset Purchase Agreement between the Company and
                           Digital Criteria Technologies, Inc.(4)
10(g)                      Securities Purchase Agreement between the Company and
                           EDNET, Inc.(5)
10(h)                      Option Agreement between the Company and EDNET,
                           Inc.(5)
10(i)                      Agreement dated March 9, 1998 by and between Interval
                           International, Inc. and CondoView Corporation(8)
10(j)                      Agreement dated March 30, 1998 by and between Video
                           News Wire Corporation and P.R. Newswire, Inc.(8)
10(k)                      Securities Purchase Agreement between the Company and
                           Cranshire Capital, L.P. and Gilford Partners, L.P.(9)
10(l)                      Securities Purchase Agreement between the Company and
                           Olive Investors LLC(9)
10(m)                      Purchase Agreement(12)
10(n)                      Registration Rights Agreement(12)
10(o)                      Asset Purchase Agreement*
10(p)                      Promissory note in the principal amount of
                           $1,000,000 between CuraSpan, Inc. and Visual Data
                           Corporation*
10(q)                      Merger Agreement among the Company, SportSoft Golf,
                           Inc. and certain shareholders of SportSoft Golf,
                           Inc.(13)
21                         Subsidiaries of the Company*
23.1                       Consent of Independent Certified Public Accountants*
27                         Financial Data Schedule*

---------------
*Filed herewith

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2, Registration No. 333-18819, as amended and declared effective by the Commission on July 30, 1997.
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 1998.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 1998.
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 1998.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 1998.
(7) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-3, Registration No. 333-62071, as amended and declared effective by the Commission on November 3, 1998.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB/A for the period ended June 30, 1998 as filed with the Commission on October 15, 1998.
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1998 as filed with the Commission on February 17, 1999.
(10) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1, Registration No. 333-79887.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000 as filed with the Commission on August 14, 2000
(12) Incorporated by reference to the Company's Current Report on Form 8-K dated December 18, 2000
(13) Incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 2001
(14) Incorporated by reference to the Company's Proxy Statement for the year ended September 30, 1998


         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visual Data Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Visual Data Corporation

                                            By: /s/ Randy S. Selman
                                               ---------------------------------
                                               Randy S. Selman, President, Chief
                                               Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                             Date
         ---------                                   -----                             ----
/s/ Randy S. Selman                         Director, President,                January 2, 2001
------------------------------------        Chief Executive Officer
Randy S. Selman



/s/ Gail Babitt                             Chief Financial Officer and
------------------------------------        Principal Accounting Officer        January 2, 2001
Gail Babitt



/s/ Alan M. Saperstein                      Director and Vice President         January 2, 2001
------------------------------------
Alan M. Saperstein



/s/ Ben Swirsky                             Director                            January 2, 2001
------------------------------------
Ben Swirsky



/s/ Brian K. Service                        Director                            January 2, 2001
------------------------------------
Brian K. Service



/s/ Eric Jacobs                             Director and Secretary              January 2, 2001
------------------------------------
Eric Jacobs



/s/ Robert Wussler                          Director                            January 2, 2001
------------------------------------
Robert Wussler

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Visual Data Corporation:

We have audited the accompanying consolidated balance sheets of Visual Data Corporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Data Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
   December 29, 2000.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2000 AND 1999

                                                                    2000            1999
                                                                 -----------     -----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $ 3,457,784     $15,573,644
   Restricted cash                                                   316,546         301,008
   Accounts receivable, net of allowance for
     doubtful accounts of $268,433 and $43,953, respectively       1,714,135         944,973
   Prepaid expenses                                                  427,306         565,461
   Inventories, net of allowance for inventory
     obsolescence of $538,000 and $40,000, respectively              508,284         576,433
   Other                                                                  --         136,221
                                                                 -----------     -----------
                  Total current assets                             6,424,055      18,097,740

PROPERTY, PLANT AND EQUIPMENT, net                                 3,795,656       3,609,417

EXCESS OF PURCHASE PRICE OVER
           NET ASSETS ACQUIRED, net                                  581,018         689,890


OTHER NON-CURRENT ASSETS                                              29,583          13,775
                                                                 -----------     -----------

                  Total assets                                   $10,830,312     $22,410,822
                                                                 ===========     ===========

                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF SEPTEMBER 30, 2000 AND 1999

                                   (Continued)

                                                                                      2000              1999
                                                                                  ------------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $  1,931,374      $  1,429,808
   Deferred revenue                                                                    499,234           290,225
   Current portion of obligations under capital leases                                   4,045            11,580
   Current portion of mortgage note payable                                             44,181            40,492
   Notes payable - related parties                                                     125,000           290,500
                                                                                  ------------      ------------
                  Total current liabilities                                          2,603,834         2,062,605

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                                    --             4,045

MORTGAGE NOTE PAYABLE, net of current portion                                          848,891           891,175

COMMITMENTS AND CONTINGENCIES (Notes 1, 5, 11 & 12)

MINORITY INTEREST                                                                           --           635,959
                                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.0001 per share: authorized
     5,000,000 shares:
       Series A Convertible Preferred stock, designated 300 shares,
         None issued and outstanding                                                        --                --
       Series A-1 Convertible Preferred stock, designated 150 shares,
         None issued and outstanding                                                        --                --
       Series B Convertible Preferred stock, designated 1,000,000 shares,
         None issued and outstanding                                                        --                --
   Common stock, par value $.0001 per share; authorized 50,000,000 shares,
     8,453,358 and 8,444,870 issued and outstanding, respectively                          845               844
   Additional paid-in capital                                                       35,547,326        35,585,195
   Accumulated deficit                                                             (28,170,584)      (16,769,001)
                                                                                  ------------      ------------
                  Total stockholders' equity                                         7,377,587        18,817,038
                                                                                  ------------      ------------

                  Total liabilities and stockholders' equity                      $ 10,830,312      $ 22,410,822
                                                                                  ============      ============

       The accompanying notes are an integral part of these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                   2000              1999
                                               ------------      ------------

REVENUE                                        $  5,868,435      $  4,464,157

COST OF REVENUE                                   7,024,242         4,926,917
                                               ------------      ------------

GROSS LOSS                                       (1,155,807)         (462,760)

OPERATING EXPENSES:
   General and administrative                     5,967,041         4,636,003
   Sales and marketing                            5,420,060         2,611,768
                                               ------------      ------------
                  Total operating expenses       11,387,101         7,247,771
                                               ------------      ------------

Loss from operations                            (12,542,908)       (7,710,531)
                                               ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income                                  567,576           219,673
   Rental income                                     81,665            76,410
   Loss on disposal of assets                       (12,251)          (14,141)
   Interest expense                                (129,224)         (109,178)
   Minority interest share of losses                635,959           386,825
                                               ------------      ------------
                  Total other income, net         1,143,725           559,589
                                               ------------      ------------

Loss before income tax provision                (11,399,183)       (7,150,942)

Income tax provision                                  2,400             7,434
                                               ------------      ------------

Net loss                                       $(11,401,583)     $ (7,158,376)
                                               ============      ============

Loss per share - basic and diluted             $      (1.35)     $      (1.20)
                                               ============      ============
Weighted average shares of common stock
     outstanding - basic and diluted              8,446,724         5,968,262
                                               ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                       Series A                        Series A-1
                                     Convertible                      Convertible
                                  -----------------     ----------------------------------------
                                   Preferred Stock       Preferred Stock         Common Stock         Additional
                                  -----------------     ----------------      ------------------       Paid-in        Accumulated
                                  Shares     Amount     Shares    Amount      Shares      Amount       Capital          Deficit
                                  ------     ------     ------    ------      ------      ------       -------          -------
Balance, September 30, 1998         150      $  --         150   $   --       3,732,100   $    373   $ 13,494,945   $ (9,610,625)
Issuance of warrants and
   options for services and          --         --          --       --              --         --      1,122,003             --
   incentives
Issuance of shares for assets        --         --          --       --          12,800          1        139,999             --
Issuance of shares for cash          --         --          --       --       2,277,978        228     15,866,505             --
Conversion of preferred stock      (150)        --        (150)      --         917,490         92            (92)            --
Issuance of warrants for cash        --         --          --       --              --         --          9,660             --
Exercise of warrants                 --         --          --       --       1,504,502        150      4,931,134             --
Issuance of shares for
   preferred stock dividend          --         --          --       --              --         --         21,041             --
Net loss                             --         --          --       --              --         --             --     (7,158,376)
                                 ------      -----     -------   ------    ------------   --------   ------------   ------------

Balance, September 30, 1999          --         --          --       --       8,444,870        844     35,585,195    (16,769,001)
Issuance of warrants and
   options for services and
   incentives                        --         --          --       --              --         --        177,099             --
Issuance of shares for assets        --         --          --       --           9,938          1         52,173             --
Exercise of warrants                 --         --          --       --          37,550          4        115,488             --
Exercise of options                  --         --          --       --          50,000          5        106,245             --
Stock repurchase and retirement      --         --          --       --         (89,000)        (9)      (488,874)            --
Net loss                             --         --          --       --              --         --             --    (11,401,583)
                                 ------      -----     -------   ------    ------------   --------   ------------   ------------

Balance, September 30, 2000          --      $  --          --   $   --       8,453,358   $    845   $ 35,547,326   $(28,170,584)
                                 ======      =====     =======   ======    ============   ========   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                        2000              1999
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(11,401,583)     $ (7,158,376)
   Adjustments to reconcile net loss to
   net cash used in operating activities-
       Depreciation and amortization                                   1,148,193           857,805
       Loss on disposal of fixed assets                                   12,251            14,141
       Provision for doubtful accounts                                   239,980             7,760
       Provision for inventory obsolescence                              460,453            40,000
       Minority interest                                                (635,959)          313,908
       Amortization of deferred services and incentives                  301,946         1,122,003
       Changes in assets and liabilities:
         Increase in accounts receivable                              (1,059,142)         (478,789)
         Decrease/(Increase) in prepaid expenses                          13,308          (224,129)
         Decrease in other current assets                                136,221            71,888
         Increase in inventories                                        (392,304)         (656,433)
         Increase in accounts payable and accrued expenses               501,566           564,201
         Increase in deferred revenue                                    209,009           172,770
                                                                    ------------      ------------
              Net cash used in operating activities                  (10,466,061)       (5,353,251)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                             (1,217,177)         (847,521)
   Increase in restricted cash                                           (15,538)         (181,008)
   Capital transactions of subsidiary                                     31,540          (321,223)
   Sale of IBS subsidiary's assets, net of expenses                       50,000           886,997
   Increase in other non-current assets                                  (15,808)           (6,939)
                                                                    ------------      ------------
              Net cash used in investing activities                   (1,166,983)         (469,694)
                                                                    ------------      ------------

                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Continued)

                                                                           2000              1999
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgage note payable                                  $    (38,595)     $    (35,356)
   Payments on capital leases                                              (11,580)          (16,580)
   Proceeds from line of credit                                            100,000                --
   Repayments of line of credit                                           (100,000)               --
   Proceeds from notes payable - related parties                                --           250,000
   Repayment of notes payable - related parties                           (165,500)         (200,000)
   Stock repurchase and retirement                                        (488,883)               --
   Issuance of common stock, net of expenses                                    --        15,866,733
   Proceeds from sale of warrants                                               --             9,660
   Proceeds from exercise of warrants and options                          221,742         4,931,284
                                                                      ------------      ------------
              Net cash (used in) provided by financing activities         (482,816)       20,805,741
                                                                      ------------      ------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    (12,115,860)       14,982,796

CASH AND CASH EQUIVALENTS, beginning of year                            15,573,644           590,848
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                                $  3,457,784      $ 15,573,644
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash payments for interest                                       $    121,452      $    109,178
                                                                      ============      ============
     Cash payments for income taxes                                   $      2,400      $      7,434
                                                                      ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Issuances of common shares for
       Property, plant and equipment                                  $     52,173      $    140,000
     Issuance of warrants and options for deferred
       services and incentives                                             177,099         1,122,003
                                                                      ------------      ------------

                                                                      $    229,272      $  1,262,003
                                                                      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Visual Data Corporation ("VDC" or the "Company") is comprised of four operating groups; Visual Data Travel Group, Visual Data On-line Broadcast and Production Group, Visual Data Networking Solutions Group and Visual Data Financial Solutions Group. VDC is a full service provider of streaming-content applications, production technology and media solutions, primarily in the United States. Using advanced technology and information solutions, the Company provides a sensory-rich experience to businesses and consumers enabling them to make superior decisions. The Company has accumulated a substantial library containing short concise vignettes on various topics such as travel, medicine, finance and corporate information. During the years ended September 30, 2000 and 1999, the primary distribution channel for all of VDC's libraries was the Internet. VDC and its wholly-owned subsidiaries are Florida Corporations.

EDnet, Inc. ("EDNET"), a Delaware Corporation, a 51% owned subsidiary of VDC, develops and markets integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the United States entertainment industry. EDNET, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. It provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business.

In March 2000, VDC signed a letter of intent to purchase the balance of outstanding common shares of the 51% owned subsidiary EDNET. The proposed terms of the letter of intent included the right to receive one share of common stock of Visual Data for every ten outstanding shares of the common stock of EDNET, and the conversion of every ten outstanding options or warrants of EDNET into one option or warrant to purchase a share of VDAT common stock The transaction was subject to the execution of a definitive agreement and the approval of EDNET's shareholders.

On April 17, 2000, VDC announced the postponement of it's intent to purchase the balance of outstanding common shares of EDNET due to market conditions at the time.

The Company has incurred losses since its inception and has an accumulated deficit of $28,170,584 at September 30, 2000 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During fiscal year 2000, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of key sales representatives. These efforts are expected to result in increased revenues for fiscal year 2001 and reduced operating expenses. With increased revenues in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

In the first quarter of fiscal year 2001 the Company appointed a new COO and CFO and implemented an expense reduction program to take effect by the second quarter of fiscal 2001. The expense constraints were implemented across all of the Company's operations and resulted in a reduction in headcount and operating expenses. These budget constraints resulted in an expense structure appropriate with the ongoing sales achievements while still allowing the Company to move forward with a progressive plan in the marketplace.

Management believes that the Company heads into FY 2001 having achieved improvements in expense controls, sales infrastructure and product acceptance. Management's focus and commitment in FY 2001 is to maintain expense controls while optimizing sales execution in the field and developing widespread market acceptance.

For the year ended September 30, 2000, the Company had an operating loss of approximately $12.5 million and cash used in operations of approximately $10.5 million. The Company's forecast for fiscal year 2001 anticipates a reduction in cash used in operations. At September 30, 2000, the Company had $3.8 million of cash and cash equivalents and restricted cash available to fund future operations. Subsequent to the year ended September 30, 2000, the Company received net proceeds of $2.6 million ($0.8 million for TheFirstNews.com). See
Note 12. Management believes the cash on hand plus funds available related to the 6% Debenture financing discussed in Note 12 will be sufficient to fund the Company's working capital, anticipated operating cash flow deficit and capital expenditure requirements for at least the next 12 months.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of VDC and its subsidiaries, HotelView Corporation ("HotelView"), CareView Corporation ("CareView"), Video News Wire Corporation, ResortView Corporation
("ResortView"), AttractionView Corporation, MedicalView Corporation, TheFirstNews.Com and EDNET. All significant intercompany accounts and transactions have been eliminated in consolidation.

VDC has recognized the minority interest's 49% share of the ownership in EDNET in the accompanying consolidated financial statements, net of the minority interest's 49% share in EDNET's cumulative net losses. As the minority interest's 49% share in EDNET's cumulative net losses through September 30, 2000 is in excess of the minority interest's original investment by approximately $174,000, VDC has reduced the minority interest liability to zero in the accompanying consolidated balance sheet as of September 30, 2000. VDC will restore the minority interest's 49% share in EDNET when and if the cumulative earnings in EDNET become positive.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less.

RESTRICTED CASH

Restricted cash consists of amounts provided by one of the Company's customers and is held in an escrow account. The restricted cash relates to a minimum revenue commitment by such customer and will be released from the escrow account as the services are provided by the Company or by the passage of time, not to extend beyond September 30, 2001. The Company anticipates that the full amount of the remaining restricted cash will be released in Fiscal 2001.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories, composed primarily of purchased products for resale, are valued at the lower of cost or market with cost being determined on the first-in, first-out basis. Provision has been made for excess or obsolete inventories based on the amounts by which original cost is determined to be in excess of market.

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

SOFTWARE

Included in property, plant and equipment is computer software obtained for internal use. Such amounts have been accounted for in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Such costs are amortized on a straight-line basis over three to five years.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill is amortized on a straight-line basis over 15 years. Amortization was approximately $77,000 and $74,000 for the years ended September 30, 2000 and 1999, respectively and is included in general and administrative expenses in the accompanying consolidated Statements of Operations. Excess of purchase price over net assets acquired is reflected in the accompanying consolidated Balance Sheets net of accumulated amortization of approximately $169,000 and $92,000, as of September 30, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs an undiscounted cash flow analysis to determine if an impairment has occurred. If an impairment is determined to exist, any related impairment loss is calculated based upon a discounted cash flow analysis to determine the fair value of the related asset. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

HotelView, CareView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on ResortView bookings are recognized when the stays are completed. Currently, Video News Wire and MedicalView divisions recognize revenue when a project is completed and the client is billed. A significant component of EDNET's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. EDNET recognizes revenues from equipment installation, webcasting and bridging when the service is performed. Installation and training costs are expensed as incurred. Network usage revenue is recognized based on an estimate of customers' monthly usage. EDNET leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. TheFirstNews.com recognizes its subscription revenue ratably as service is provided.

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising expenses were $1,282,000 and $761,000 for the years ended September 30, 2000 and 1999, respectively.

COMPREHENSIVE INCOME OR LOSS

The Company has no components of other comprehensive income or loss, accordingly, net loss equals comprehensive loss for all periods presented.

INCOME TAXES

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109 deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at September 30, 2000 and 1999. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

For the years ended September 30, 2000 and 1999, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 7,728,715 and 6,503,465 at September 30, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage notes payable and notes payable - related parties approximate fair value due to the short maturity of the instruments.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the first fiscal quarter of the Company's fiscal year ending September 30, 2001. The Company has not yet determined the impact, if any, that SFAS 133 and SFAS 137 may have on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 will be effective for the Company's fiscal year ending September 30, 2001. Management believes that the adoption of SAB 101 will not have a significant impact on its consolidated financial position or results of operations. SAB 101 is required to be adopted no later than the fourth fiscal quarter of the Company's fiscal year ending September 30, 2001.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 2:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:

                                           September 30,           Useful Lives
                                    ----------------------------   ------------
                                        2000             1999        (Years)
                                    -----------      -----------    -----------

   Building                         $ 1,551,189      $ 1,551,189        39
   Furniture and fixtures               266,988          210,388         7
   Equipment                          3,272,290        2,321,478      3-10
   Video library content                429,175          243,750       2-3
   Software                           1,026,143        1,066,245       3-5
   Leasehold improvements               104,837           26,183         5
                                    -----------      -----------
                                      6,650,622        5,419,223
   Less:  Accumulated depreciation
            and amortization         (2,854,966)      (1,809,816)
                                    -----------      -----------

                                    $ 3,795,656      $ 3,609,417
                                    ===========      ===========

Depreciation and amortization of property, plant and equipment included in the statements of operations amounted to $1,070,861 and $784,025 for the years ended September 30, 2000 and 1999, respectively.

NOTE 3: NOTES PAYABLE - RELATED PARTY AND OTHER DEBT

NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following as of September 30:

                                                                                       2000               1999
                                                                                    ---------           ---------
Note payable to a director of VDC, with original principal of $250,000 at 12%
     interest was issued in May 1999. The principal balance and accrued interest is due on December 31, 2001. Accrued interest payable as of September 30,
     2000 is $863.                                                                  $ 125,000           $ 250,000

Notes payable to employees, interest at 6% per annum, uncollateralized. The
     notes and related interest were paid in full in January 2000.                         --              40,500
                                                                                    ---------           ---------
         Total notes payable-related parties                                        $ 125,000           $ 290,500
                                                                                    =========           =========

Interest expense to related parties was approximately $29,000 and $14,000 for the years ended September 30, 2000 and 1999, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 3: NOTES PAYABLE - RELATED PARTY AND OTHER DEBT(CONTINUED)

LINE OF CREDIT

As of September 30, 2000, the Company had a line of credit of $100,000 with a financial institution. The line of credit bears interest at the institution's published reference rate. The line of credit is secured by the assets of EDNET. During the year, the Company borrowed $100,000 against the line of credit; however, there is no balance on the line of credit as of September 30, 2000.

MORTGAGE NOTE PAYABLE

Mortgage note payable consists of the following as of September 30:

                                                                                       2000               1999
                                                                                    ---------           ---------

Note payable to an unrelated financial institution, interest payable at 8.75% on a 15 year amortization, unpaid principal balance and any accrued interest due September 30, 2002, secured by a mortgage on VDC's facility in Pompano
     Beach, Florida.                                                                $  893,072         $  931,667

         Less:  current portion                                                        (44,181)           (40,492)
                                                                                    ----------         ----------

         Long term portion                                                          $  848,891         $  891,175
                                                                                    ==========         ==========

NOTE 4: SALE OF INTERNET BUSINESS SOLUTIONS (IBS)

In December 1998, EDNET sold substantially all of the assets and certain of the liabilities of its wholly-owned subsidiary, Internet Business Solutions, Inc. ("IBS"), for $1,000,000. The assets sold included office and computer equipment used by IBS in its business of web site development and design, as well as receivables and certain other intangible assets. At closing, EDNET received $900,000 of the purchase price, with the remaining $100,000 deposited into an interest bearing escrow account established for the benefit of EDNET. Such amount will be released in full to EDNET in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the buyer. As of September 30, 2000, EDNET has received the remaining $100,000, of which $50,000 was received during the year ended September 30, 2000.

Results of operations for the year ended September 30, 1999 include IBS revenues and expenses of $252,000 and $229,000, respectively. Pro forma information is not required as the sale of the assets and liabilities was immaterial to the Company's financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 5:  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

In January 1999, the Company entered into an operating lease for office space. This operating lease is effective for two years with yearly renewal options thereafter, not to exceed five years. In addition, the Company leases control equipment under various noncancelable capital leases. The capital leases began expiring in March 2000. The remaining capital lease as of September 31, 2000 is secured by the equipment under the lease and expires in May 2001.

Future minimum lease payments required under the noncancelable leases are as follows:

                                                      Operating      Capital
     Year Ending September 30:                         Leases        Leases
                                                    -----------     ----------
       2001                                          $ 159,016      $ 4,239
       2002                                            159,016            -
       2003                                            145,761            -
                                                     ---------      -------

              Total minimum lease payments           $ 463,793        4,239
                                                     =========
     Less amount representing interest                                  194
                                                                    -------
     Present value of net minimum lease payments                      4,045
     Less current portion                                             4,045
                                                                    -------
              Long-term portion                                     $    --
                                                                    =======

Total rental expense for all operating leases for the years ended September 30, 2000 and 1999 amounted to $164,872 and $137,521, respectively.

EMPLOYMENT CONTRACTS

In January 1998, the Company's President and Vice President entered into amended employment agreements with the Company. The three-year contracts provided for the granting of 375,000 stock options to the President and the Vice President at an exercise price of $2.125 to vest at the rate of 125,000 on each anniversary of the effective date of the amended contract. These contracts were amended in September 1999 to extend the term for two-years and grant an additional 250,000 stock options with an exercise price of $8.875, representing the fair value at the date of grant, to each executive to vest at the rate of 125,000 shares on each anniversary of the effective date of the contract. The amended contracts increase the annual salary to $195,000, each. The contracts further provide for an annual bonus in cash or stock equal to 2% of the Company's increase in earnings as defined therein.

EDNET has contracts with several of its key employees that expire at dates through December 31, 2000. In July 2000, EDNET entered into a two year employment agreement with its President and CEO. The contract provides for an annual salary of $160,000.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 5:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

ANNUAL VOLUME COMMITMENT

EDNET entered into an agreement with a telecommunications company for network usage discounts. The agreement has a two-year term which commenced March 31, 1998 and calls for a $480,000 annual volume commitment. The commitment expired on March 31, 2000. The Company is in the process of renewing its commitment for network usage discounts.

NOTE 6:  REVENUE

Revenue by type for the years ended September 30, 2000 and 1999 is as follows:

                                             2000           1999
                                          ----------     ----------

      Contract revenue                    $  691,657     $  393,322
      Webcasting and related services      1,180,802        327,823
      Sales:
         Equipment sales                   1,410,122      1,160,617
         Installation fees                   808,078        647,174
         Usage fees                        1,604,336      1,393,003
         Web design and consulting                --        472,146
         Other                               173,440         70,072
                                          ----------     ----------

                                          $5,868,435     $4,464,157
                                          ==========     ==========

Contract revenue and webcasting and related services are primarily derived from Visual Data Corporation and its wholly-owned subsidiaries and Sales are primarily derived from EDNET.

NOTE 7:  CAPITAL STOCK

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 7:  CAPITAL STOCK (CONTINUED)

COMMON STOCK

During November and December 1998 VDC sold an aggregate of 544,644 shares of its Common Stock, to a group of accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. VDC received approximately $940,000 in gross proceeds from such private placement. In February 1999, VDC received net proceeds of approximately $2,600,000 from the sale of common stock to institutional investors in the second private placement, selling a total of 333,334 shares.

In August 1999, the Company concluded a secondary offering of 1,400,000 shares of common stock, which resulted in net proceeds of approximately $12,400,000. The underwriters of the offering received a commission of 8%, a non-accountable expense allowance of 1% and warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $16.50. The warrants are exercisable for a period of four years beginning August 11, 2000.

On April 17, 2000, VDC announced that its Board of Directors had authorized the Company to repurchase up to one million shares of its common stock from time to time in the open market. The Company has repurchased 89,000 shares of its Common Stock for an aggregate purchase price of approximately $489,000, or an average purchase price per share of approximately $5.49. The Board of Directors has determined that no additional shares will be purchased as part of this program. The Common Stock that was repurchased has been subsequently retired.

VDC has reserved 8,815,440 and 7,003,465 shares of common stock for issuance relating to unexpired options and warrants at September 30, 2000 and 1999, respectively.

In order to maintain the 51% interest acquired, we received an option to purchase, at an exercise price of $.10 per share, the number of shares actually purchased upon exercise of each option, warrant and other convertible security of EDNET outstanding at the date of closing the EDNET transaction (the "EDNET Stock Equivalents"). Based upon the number of EDNET Stock Equivalents outstanding, we have the right to purchase up to an aggregate of 2,647,793 shares of EDNET's common stock. Our right to exercise the options shall accrue on the date of issuance of shares of EDNET common stock upon exercise of the corresponding outstanding EDNET Stock Equivalents and shall expire on the first anniversary of the exercise date of each such outstanding EDNET Stock Equivalent. During the year ended September 30, 2000 and 1999, we exercised options and warrants to purchase a total of 344,525 and 3,212,231 shares, respectively, of EDNET Common Stock.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 8:  INCOME TAXES

VDC has a net operating loss carryforward as of September 30, 2000 of approximately $24.9 million for federal income tax purposes, inclusive of accumulated start-up costs. The net operating losses are carried forward for tax purposes and begin to expire in 2016. The Company's deferred tax assets primarily consist of the net operating losses. VDC has recorded a valuation allowance of approximately $9,960,000 (100%) with respect to any future tax benefits arising from any net operating losses and the amortization of the start-up costs due to the uncertainty of their ultimate realization. Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the increase in the Company's valuation allowance related to the net operating losses.

NOTE 9:  SEGMENT INFORMATION

The Company's operations are comprised of two segments. One segment, consisting of Visual Data and its wholly-owned subsidiaries ("Visual"), is comprised of Visual Data Travel Group, Visual Data On-Line Broadcast and Production Group and Visual Data Financial Group. The Company's EDNET subsidiary is the Visual Data Networking Solutions Group. The Company's management relies on reports generated by two separate management accounting systems, which present various data for management to run the business. Company management makes financial decisions and allocates resources based on the information it receives from these systems.

All material balances related to Company sales, primary business activities, and location of property, plant and equipment are within the United States.

For the year ended September 30, 2000 the Company provided webcasting services to a single customer in excess of 10% of total consolidated revenues. Revenues for such customer totaled approximately $1,023,000. Revenues for such customer for the year ended September 30, 1999 did not exceed 10% of total consolidated revenues.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 9:  SEGMENT INFORMATION (CONTINUED)

Detailed below are the results of operations by segment for the years ended September 30, 2000 and 1999.

                                                                2000
                                          ------------------------------------------------
                                             Visual             EDNET             Total
                                          ------------      ------------      ------------
Revenue from unaffiliated customers       $  1,714,916      $  4,153,519      $  5,868,435

Cost of revenue                              3,007,646         4,016,596         7,024,242
                                          ------------      ------------      ------------

Gross profit (loss)                         (1,292,730)          136,923        (1,155,807)

   General and administrative                4,089,945         1,877,096         5,967,041
   Sales and marketing                       4,749,985           670,075         5,420,060
                                          ------------      ------------      ------------
         Total operating expenses            8,839,930         2,547,171        11,387,101
                                          ------------      ------------      ------------
         Loss from operations              (10,132,660)       (2,410,248)      (12,542,908)
                                          ------------      ------------      ------------

Other income (expense)
   Interest income                             556,040            11,536           567,576
   Rental income                                81,665                --            81,665
   Loss on disposal of assets                  (12,251)               --           (12,251)
   Interest expense                            (90,434)          (38,790)         (129,224)
   Minority interest share of losses           635,959                --           635,959
                                          ------------      ------------      ------------
         Total other income (expense)        1,170,979           (27,254)        1,143,725
                                          ------------      ------------      ------------
Loss before income tax provision            (8,961,681)       (2,437,502)      (11,399,183)

   Income tax provision                             --             2,400             2,400
                                          ------------      ------------      ------------

   Net loss                               $ (8,961,681)     $ (2,439,902)     $(11,401,583)
                                          ============      ============      ============

   Depreciation and amortization          $    961,538      $    186,655      $  1,148,193
                                          ------------      ------------      ------------

   Assets                                 $  8,313,914      $  2,516,398      $ 10,830,312
                                          ------------      ------------      ------------

   Capital expenditures                   $    950,801      $    266,375      $  1,217,176
                                          ------------      ------------      ------------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 9:  SEGMENT INFORMATION (CONTINUED)

                                                                1999
                                          ------------------------------------------------
                                             Visual             EDNET            Total
                                          ------------      ------------      ------------
Revenue from unaffiliated customers       $    723,075      $  3,741,082      $  4,464,157

Cost of revenue                              2,028,376         2,898,541         4,926,917
                                          ------------      ------------      ------------

Gross profit (loss)                         (1,305,301)          842,541          (462,760)

   General and administrative                4,084,523         1,254,159         4,636,003
   Sales and marketing                       1,357,609           551,480         2,611,768
                                          ------------      ------------      ------------
         Total operating expenses            5,442,132         1,805,639         7,247,771
                                          ------------      ------------      ------------
         Loss from operations               (6,747,433)         (963,098)       (7,710,531)
                                          ------------      ------------      ------------

Other income (expense)
   Interest income                             205,967            13,706           219,673
   Rental income                                76,410                --            76,410
   Loss on disposal of assets                  (13,323)             (818)          (14,141)
   Interest expense                            (86,405)          (22,773)         (109,178)
   Minority interest share of losses           386,825                --           386,825
                                          ------------      ------------      ------------
         Total other income (expense)          569,474            (9,885)          559,589
                                          ------------      ------------      ------------
Loss before income tax provision            (6,177,959)         (972,983)       (7,150,942)

   Income tax provision                             --             7,434             7,434
                                          ------------      ------------      ------------

   Net loss                               $ (6,177,959)     $   (980,417)     $ (7,158,376)
                                          ============      ============      ============

   Depreciation and amortization          $    735,425      $    122,380      $    857,805
                                          ------------      ------------      ------------

   Assets                                 $ 20,330,087      $  2,080,735      $ 22,410,822
                                          ------------      ------------      ------------

   Capital expenditures                   $    588,792      $    258,729      $    847,521
                                          ------------      ------------      ------------

For the years ended September 30, 2000 and 1999 EDNET recorded revenue from Visual and Visual recorded cost of revenue of $785,113 and $169,384, respectively. Such amounts have been eliminated in the consolidated results of operations.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 10:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

On February 9, 1997, the Board of Directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). At September 30, 2000 and 1999 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to three years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the year ended September 30, 2000, the Company granted 200,000 options to consultants at a weighted average fair value of $.89 per share. The term of these options are from three to four years and the vesting periods are from immediate to two years. At September 30, 2000 the Company had 1,158,129 granted options consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123").

In addition to the 1,135,000 publicly traded warrants issued at the time of the Company's IPO, at September 30, 2000, there were vested warrants to purchase an aggregate of 469,201 shares of common stock outstanding, inclusive of the Underwriter Warrants discussed in Note 7, at exercise prices ranging from $2.563 to $16.50 expiring from July 2002 to August 2005. In fiscal years 2000 and 1999 the Company granted 100,000 and 140,000 warrants with a weighted fair value at the date of grant of $130,000 and $340,000, respectively.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity is as follows:

                                          2000                    1999
                                -----------------------   ----------------------
                                               Weighted                Weighted
                                  Number        Average    Number       Average
                                    Of         Exercise      of        Exercise
                                  Shares         Price     Shares        Price
                                  ------       --------   ---------    ---------

Balance, beginning of year      4,429,635      $   5.86   1,935,041    $   3.82
Expired during year              (605,900)     $  11.55          --          --
Granted during year             1,192,650      $   7.47   2,711,300    $   8.15
Exercised during year             (50,000)     $   2.13    (216,706)   $    .15
                               ----------                 ---------

Balance, end of year            4,966,385      $   5.59   4,429,635    $   5.86
                               ==========                 =========

Exercisable at end of year      3,648,885      $   5.09   2,844,635    $   5.57

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 10:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES (CONTINUED)

The following table summarizes information about the Company's outstanding and exercisable stock options at September 30, 2000:

                                        Outstanding
                           ------------------------------------          Exercisable
                                          Weighted                --------------------------
                                          Average      Weighted                    Weighted
                                         Remaining     Average                      Average
                                        Contractual    Exercise                    Exercise
Range of Exercise Price      Shares     Life (Years)    Price       Shares          Price
-----------------------    ---------    ------------    -----     ---------       ----------
$.00016 - $2.125           2,543,735        2.25       $  2.07    2,261,235        $  2.07
$2.25 - $4.50                730,000        2.58       $  3.00      560,000        $  2.68
$7.313 - $17.188           1,692,650        3.92       $ 11.99      827,650        $ 14.97
                           ---------                              ---------
                           4,966,385        2.83       $  5.59    3,648,885        $  5.09
                           =========                              =========

The Company adopted SFAS 123 in the fiscal year ended 1997. VDC has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options.

The following table summarizes the pro forma consolidated results of operations of VDC as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                              2000                  1999
                                          -------------        -------------

Pro forma results of operations:
   Net loss                               $ (12,603,824)       $ (15,830,641)
   Net loss per share                     $       (1.49)       $       (2.65)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 50.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected terms of 4 years.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 11: LEGAL PROCEEDINGS

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

NOTE 12: SUBSEQUENT EVENTS

CAREVIEW

In December, 2000 pursuant to the terms and conditions of an Asset Purchase Agreement by and between the Company, its wholly-owned subsidiary, CareView and CuraSpan, Inc., Visual Data sold substantially all of the assets of CareView to CuraSpan. CuraSpan, an Application Service Provider (ASP) that develops technology-based solutions to meet the organizational, communication and compliance needs of healthcare organizations, is an unaffiliated third party and the terms of the transaction were the result of arms length negotiations by the parties.

Excluded from the assets sold were (i) CareView's cash on hand, (ii) any claims for tax refunds for the periods prior to the closing date, (iii) all notes and accounts receivables and other receivables of CareView, and (iv) any amounts received by CareView in settlement of or relating to disputes or litigation which relate to periods prior to the closing date. In connection with the asset purchase, CuraSpan assumed all liabilities and obligations related to CareView's business following the closing date, together with certain contractual obligations as specified in the Asset Purchase Agreement.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 12: SUBSEQUENT EVENTS (CONTINUED)

CAREVIEW (CONTINUED)

As consideration for the purchase, CuraSpan issued to Visual Data 182,000 shares of its Series B Preferred Stock and a promissory note in the principal amount of $1,000,000. The note, which bears no interest, is payable semi-annually commencing in May 2001, with each semi-annual payment equal to the lesser of $125,000 or 50% of the renewal fees collected by Visual Data in the previous six months from the post-acute facilities with which CuraSpan had a contract as of the closing date; provided that the first and second payments to be made thereunder shall not be less than $50,000 each, the third and fourth payments to be made thereunder shall not be less than $75,000 each, and each payment thereafter shall not be less than $100,000. Principal payments not made within 10 days of the due date shall bear interest at 13% per annum. Visual Data also agreed to provide CuraSpan with access of up to $30,000 during the 30 day period following the closing date under a revolving note bearing interest at 6% per annum and due on the earlier of (i) six months from the date of issuance or (ii) the closing date of an equity financing of CuraSpan in an amount of not less than $1,000,000.

As additional consideration for the asset purchase, Visual Data and CuraSpan also entered into a Services Agreement wherein CuraSpan will purchase a minimum of $250,000 of video services from Visual Data during the 12 month period following the closing date.

6% CONVERTIBLE DEBENTURES

In December, 2000 the Company sold an aggregate of $2,040,000 principal amount of 6% Convertible Debentures to two unaffiliated third parties who were accredited investors in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) and Regulation D promulgated under such act. No underwriter was involved in this transaction. The Convertible Debentures mature on December 8, 2003 and are convertible, in whole or in part, at the option of the holders into shares of our common stock at a conversion price equal to the lesser of (i) $2.13 per share, or (ii) 90% of the average of the three lowest closing bid prices for the 20 trading days prior to conversion (the "variable conversion price"). The conversion price of the Convertible Debentures shall not be less than $.90 per share; provided that this floor price will be reset to 50% of the variable conversion price on December 8, 2001.

In conjunction with this transaction, the Company issued the purchasers (i) a one year warrant to purchase an aggregate of 500,000 shares of VDC common stock at an exercise price of $4.00 per share, and (ii) a five year warrant to purchase an aggregate of 200,000 shares of VDC common stock at an exercise price of $2.13 per share (collectively, the "Warrants").

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 12: SUBSEQUENT EVENTS (CONTINUED)

6% CONVERTIBLE DEBENTURES (CONTINUED)

In the event that the market price of VDC common shares shall be less than $1.50 per share for 20 consecutive trading days, at the Company's option all or a portion of the Convertible Debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the Convertible Debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the Convertible Debenture), subject to certain conditions. VDC's redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date.

The notice of redemption must be delivered by the Company within not less than five nor more than 20 trading days of such redemption triggering event (the "Redemption Closing Date"). VDC's right of redemption cannot be exercised if:

         - there is an Event of Default (as that term is defined in the Convertible Debenture) or an event which, with the giving of notice or the passage of time or both would constitute an Event of Default under any Convertible Debenture; or

         - there is an effective registration statement with respect to the share issuable upon the conversion of or as interest on the Convertible Debentures.

In addition, the holders of the Convertible Debentures have the right to convert the debentures at any time until the Redemption Closing Date.

Commencing on the effective date of the registration statement hereinafter described, Visual Data has the right to sell to the purchasers an additional $1,000,000 principal amount of Convertible Debentures and five year warrants to purchase an additional 50,000 shares of its common stock, the conversion price and exercise price of which shall be identical to those described above. In addition, Visual Data shall have the right to sell to the purchasers an additional $1,000,000 principal amount of Convertible Debentures and five year warrants to purchase an additional 50,000 shares of its common stock, the conversion price and exercise price of which shall be equal to the market price of Visual Data's common stock on the second put closing date. In each of the first put right and second put right, the obligation of the purchasers to purchase these securities is several and not joint, and shall be allocated pro rata based upon the amount of Convertible Debentures and Warrants purchased pursuant to the Purchase Agreement.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 12: SUBSEQUENT EVENTS (CONTINUED)

THEFIRSTNEWS.COM STOCK OFFERING

In December 2000, TheFirstNews.Com ("TFN"), in a private offering, sold Units each Unit consisting of 10,000 shares of TFN common stock and 20,000 shares of TFN 10% redeemable, convertible preferred stock. The purchase price for each unit was $50,000. TFN received net proceeds of approximately $.8 million. TFN has the right to redeem each block of 20,000 shares of preferred stock included in each Unit, at any time from the closing of the offering until 12 months thereafter, after providing the holder with 10 days notice, for $50,000 per 20,000 shares of preferred stock plus accrued and unpaid interest. In the event TFN fails to redeem the preferred stock within 12 months after the closing of the offering, the preferred stock shall be automatically converted into common stock at the conversion rate of 1 share of preferred stock for 1 share of common stock. In the event TFN fails to either file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission for the public offering of TFN's common stock within 12 months of the closing of the offering, or such registration statement has not been declared effective within 6 months of its initial filing with the SEC, the investors shall have the right to convert those shares of TFN common stock received initially with the Units and those received upon conversion of the preferred stock into shares of VDC common stock, at the conversion rate of 1 share of TFN common stock for 2 shares of VDC common stock.

SPORTSOFT GOLF, INC. MERGER WITH VDC SUBSIDIARY

In December 2000 VDC, and SportsSoft Golf, Inc., a Delaware corporation ("SSG"), and certain shareholders of SSG entered into an Agreement and Plan of Merger dated as of December 1, 2000 (the "Merger Agreement"), which provides, among other things, that, upon the terms and subject to conditions thereof, which includes the approval of SSG's stock holders', a wholly-owned subsidiary of VDC ("Acquisition Sub") will be merged with and into SSG, with SSG being the surviving corporation in the merger. In the merger, all outstanding shares of common stock of SSG issued and outstanding shall be converted into the right to receive .0969 shares of restricted common stock of VDAT, par value $.0001. The aggregate number of VDAT shares to be received by the SSG shareholders will be 1,686,445.

A Management Agreement (the "Management Agreement") between SSG and VDAT was entered into concurrently with the Merger Agreement which provides that SSG retained the services of VDAT to manage and oversee the business of SSG with respect to its operations until the earlier to occur of (a) the effective date of the Merger Agreement, or (b) the termination of the Merger Agreement. VDAT will act as manager and shall assume complete and absolute managerial day-to-day control over SSG. VDAT shall receive as compensation all of the consolidated income of SSG and it subsidiaries, subject to certain provisions in the Management Agreement.