Form 10QSB
period 2000-12-31
VISUAL DATA CORP
filed 2001-02-14
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 1, 2001 the registrant had issued and outstanding 10,077,098 shares of common stock.
         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

                                                                                      Page Number

Table of Contents...............................................................................1

Condensed Consolidated Balance Sheets at December 31, 2000
(Unaudited) and September 30, 2000 .............................................................2

Condensed Consolidated Statements of Operations for the Three Months
Ended December 31, 2000 and 1999 (Unaudited)....................................................4

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended December 31, 2000 and 1999 (Unaudited).............................................5

Notes to Unaudited Condensed Consolidated Financial Statements..................................6

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     September 30,
                                                                                    2000              2000
                                                                                ------------     -------------
                                                                                (Unaudited)

                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  2,916,923     $  3,457,784
   Restricted cash                                                                   322,260          316,546
   Accounts receivable, net of allowance for doubtful
      accounts of $284,968 and $268,433, respectively                              1,701,187        1,464,135
   Prepaid expenses                                                                  909,010          427,306
   Inventories, net of allowance for inventory obsolescence of $538,000              456,176          508,284
   Other current assets                                                               48,706               --
                                                                                ------------     ------------

                  Total current assets                                             6,354,262        6,174,055

PROPERTY, PLANT AND EQUIPMENT, net                                                 3,511,106        3,795,656

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net                               536,798          581,018

OTHER NON-CURRENT ASSETS                                                           1,194,379          279,583
                                                                                ------------     ------------

                  Total assets                                                  $ 11,596,545     $ 10,830,312
                                                                                ============     ============

                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                December 31,     September 30,
                                                                                    2000             2000
                                                                                ------------     -------------
                                                                                (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                        $  1,876,778     $  1,931,374
   Deferred revenue                                                                  461,359          499,234
   Current portion of obligations under capital leases                                 2,568            4,045
   Current portion of mortgage note payable                                           45,154           44,181
   Notes payable - 6% convertible debentures                                       2,047,568               --
   Warrants - 6% convertible debentures                                               75,682               --
   Notes payable - related party                                                     125,000          125,000
                                                                                ------------     ------------
                  Total current liabilities                                        4,634,109        2,603,834

MORTGAGE NOTE PAYABLE, net of current portion                                        837,620          848,891

COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 8)                                          --               --

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.0001 per share; authorized 50,000,000
     shares, 8,453,358 issued and outstanding                                            845              845

   Additional paid-in capital                                                     36,910,029       35,547,326
   Accumulated deficit                                                           (30,786,058)     (28,170,584)
                                                                                ------------     ------------
                  Total stockholders' equity                                       6,124,816        7,377,587
                                                                                ------------     ------------
                  Total liabilities and stockholders' equity                    $ 11,596,545     $ 10,830,312
                                                                                ============     ============

      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                   (Unaudited)

                                                                2000             1999
                                                            ------------     ------------

REVENUE                                                     $  1,700,210     $  1,401,583

COST OF REVENUE                                                1,414,722        1,620,312
                                                            ------------     ------------

GROSS PROFIT (LOSS)                                              285,488         (218,729)

OPERATING EXPENSES:

   General and administrative                                  1,601,856        1,084,014

   Sales and marketing                                         1,020,313        1,450,620
                                                            ------------     ------------
                  Total operating costs                        2,622,169        2,534,634
                                                            ------------     ------------
   Loss from operations                                       (2,336,681)      (2,753,363)

OTHER INCOME (EXPENSE):
   Interest income                                                44,376          177,147
   Rental and other income, net                                   15,623           20,027
   Interest expense                                             (338,792)         (31,743)
   Minority interest                                                  --          114,992
                                                            ------------     ------------

                  Total other income (expense)                  (278,793)         280,423
                                                            ------------     ------------

     Net loss                                               $ (2,615,474)    $ (2,472,940)
                                                            ============     ============

   Weighted average shares of common stock
     Outstanding                                               8,453,358        8,456,666
                                                            ============     ============

   Loss per share - basic and diluted                       $       (.31)    $       (.29)
                                                            ============     ============

      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                   (Unaudited)

                                                                2000             1999
                                                            ------------     ------------

Cash flows used in operating activities                     $ (2,359,219)    $ (2,393,902)

Cash flows used in investing activities                         (829,367)        (357,115)

Cash flows provided by financing activities                    2,647,725           90,379
                                                            ------------     ------------

Net decrease in cash and cash equivalents                       (540,861)      (2,660,638)

Cash and cash equivalents, beginning of period                 3,457,784       15,573,644
                                                            ------------     ------------

Cash and cash equivalents, end of period                    $  2,916,923     $ 12,913,006
                                                            ============     ============

      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation ("VDC" or the "Company") is comprised of four operating groups; Visual Data Travel Group, Visual Data On-line Broadcast and Production Group, Visual Data Networking Solutions Group and Visual Data Financial Solutions Group. VDC is a full service provider of streaming-content applications, production services and media solutions, primarily in the United States. Using advanced technology and information solutions, the Company provides a sensory-rich experience to businesses and consumers enabling them to make superior decisions. The Company has developed a substantial library containing short concise vignettes on various topics such as travel, medicine, finance and corporate information. During the three months ended December 31, 2000 and 1999, the primary distribution channel for all of VDC's libraries was the Internet. VDC and its wholly-owned subsidiaries are Florida corporations.

Entertainment Digital Network, Inc. ("Ednet"), a Delaware corporation and a 51% owned subsidiary of VDC, develops and markets integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the United States entertainment industry. Ednet, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. It provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business.

In conjunction with our pending acquisition of SportSoft Golf, Inc., in December 2000, the Company entered into a Management Agreement under which it assumed day-to-day managerial control over SportSoft Golf, Inc. At December 31, 2000 the Company had advanced SportSoft Golf $1,067,000 for working capital. This amount is reflected in other non-current assets at December 31, 2000. The Company anticipates the acquisition of SportSoft Golf will close during the second quarter of fiscal 2001.

The Company has incurred losses since its inception, has an accumulated deficit of $30,786,058 at December 31, 2000, and its operations have been financed primarily through the issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

During fiscal year 2000, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also implemented its marketing and sales plan to maintain a certain number of key sales representatives. These efforts are expected to result in increased revenues for fiscal year 2001 and reduced operating expenses. With increased revenues in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

                   VISUAL DATA CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)


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


Management believes that in fiscal year 2001, the Company will achieve improvements in expense controls, sales infrastructure and product acceptance. Management's focus and commitment in fiscal year 2001 is to maintain expense controls while optimizing sales execution in the field and developing widespread market acceptance.


Basis of Consolidation


The accompanying consolidated financial statements include the accounts of VDC and its subsidiaries, HotelView Corporation ("HotelView"), CareView Corporation ("CareView"), Video News Wire Corporation, ResortView Corporation
("ResortView"), AttractionView Corporation, MedicalView Corporation, TheFirstNews.com, Inc. and Ednet. All significant intercompany accounts and transactions have been eliminated in consolidation.

VDC has recognized the minority interest's 49% share of the ownership in Ednet in the accompanying consolidated financial statements, net of the minority interest's 49% share in Ednet's cumulative net losses. As the minority interest's 49% share in Ednet's cumulative net losses through December 31, and September 30, 2000 was in excess of the minority interest's original investment by approximately $172,000 and $174,000, respectively, VDC has eliminated the minority interest liability to zero in the accompanying consolidated balance sheets. VDC will restore the minority interest's 49% share in Ednet when and if the cumulative earnings in Ednet become positive.


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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)


Earnings Per Share


For the three months ended December 31, 2000 and 1999, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 8,461,784 at December 31, 2000.


EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 was adopted by the Company on October 1, 2000. Adoption of the Statement had an immaterial impact on the Company's consolidated financial position and results of operations.


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


INTERIM FINANCIAL DATA


In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2000 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of December 31, 2000 and the results of their operations and cash flows for the three months ended December 31, 2000 and 1999. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2001.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 2:  NOTES PAYABLE - 6% DEBENTURE


In December 2000 the Company sold an aggregate of $2,040,000 principal amount of 6% Convertible Debentures to two unaffiliated third parties who were accredited investors in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) and Regulation D promulgated under such act. The 6% Convertible Debentures mature on December 8, 2003 and are convertible, in whole or in part, at the option of the holders into shares of VDC Common Stock at a conversion price equal to the lesser of (i) $2.13 per share, or (ii) 90% of the average of the three lowest closing bid prices for the 20 trading days prior to conversion (the "variable conversion price"). The conversion price of the 6% Convertible Debentures shall not be less than $.90 per share; provided that this floor price will be reset to 50% of the variable conversion price on December 8, 2001. In accordance with the provisions of the Emerging Issues Task Force ("EITF") issue 98-5, the $226,667 value of beneficial conversion was recoded as additional interest expense upon issuance of the 6% Convertible Debentures.


In conjunction with this transaction, the Company issued the purchasers (i) a one year warrant to purchase an aggregate of 500,000 shares of VDC common stock at an exercise price of $4.00 per share, and (ii) a five year warrant to purchase an aggregate of 200,000 shares of VDC common stock at an exercise price of $2.13 per share (collectively, the "Warrants"). The Warrants include a cashless exercise feature in the event the Company is unable to register the Common Stock underlying the Warrants. In accordance with the provisions of EITF 96-13, the Warrants are classified as a liability in the accompanying consolidated balance sheet and changes in the fair value of the warrants are recorded through income.


On January 23, 2001, the Company sold an additional 800,000 shares of common stock for $1.25 per share, refer to Note 8 on Subsequent Events. As a result of the anti-dilution provisions of the Warrants, the number of shares issuable upon the exercise of the five year warrants has been increased to 207,400 shares and the exercise price of the one-year warrants has been reduced to $2.054 per share.


In the event that the market price of VDC common shares shall be less than $1.50 per share for 20 consecutive trading days, at the Company's option all or a portion of the 6% Convertible Debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the 6% Convertible Debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the 6% Convertible Debenture), subject to certain conditions. VDC's redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date.


The notice of redemption must be delivered by the Company within not less than five nor more than 20 trading days of such redemption triggering event (the "Redemption Closing Date"). VDC's right of redemption cannot be exercised if:


         - there is an Event of Default (as that term is defined in the 6% Convertible Debenture) or an event which, with the giving of notice or the passage of time or both would constitute an Event of Default under any 6% Convertible Debenture; or


         - there is an effective registration statement with respect to the share issuable upon the conversion of or as interest on the 6% Convertible Debentures.


In addition, the holders of the 6% Convertible Debentures have the right to convert the debentures at any time until the Redemption Closing Date.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 2:  NOTES PAYABLE - 6% DEBENTURE (Continued)


Commencing on the effective date of a registration statement covering the common shares underlying the 6% Convertible Debentures and related Warrants, VDC has the right to sell to the purchasers an additional $1,000,000 principal amount of 6% Convertible Debentures and five year warrants to purchase an additional 50,000 shares of its common stock, the conversion price and exercise price of which shall be identical to those described above. In addition, VDC shall have the right to sell to the purchasers an additional $1,000,000 principal amount of 6% Convertible Debentures and five year warrants to purchase an additional 50,000 shares of its common stock, the conversion price and exercise price of which shall be equal to the market price of VDC's common stock on the second put closing date. In each of the first put right and second put right, the obligation of the purchasers to purchase these securities is several and not joint, and shall be allocated pro rata based upon the amount of 6% Convertible Debentures and Warrants purchased pursuant to the Purchase Agreement.


NOTE 3:  THEFIRSTNEWS.COM STOCK OFFERING


In December 2000, TheFirstNews.com, Inc. ("TFN"), a subsidiary of the Company, in a private offering sold Units, each Unit consisting of 10,000 shares of TFN common stock and 20,000 shares of TFN 10% redeemable, convertible preferred stock. The purchase price for each unit was $50,000. TFN received net proceeds of approximately $.8 million. TFN has the right to redeem each block of 20,000 shares of preferred stock included in each Unit, at any time from the closing of the offering until 12 months thereafter, after providing the holder with 10 days notice, for $50,000 per 20,000 shares of preferred stock plus accrued and unpaid interest. In the event TFN fails to redeem the preferred stock within 12 months after the closing of the offering, the preferred stock shall be automatically converted into common stock at the conversion rate of one share of preferred stock for one share of common stock. In the event TFN fails to either file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission for the public offering of TFN's common stock within 12 months of the closing of the offering, or such registration statement has not been declared effective within six months of its initial filing with the Securities and Exchange Commission, the investors shall have the right to convert those shares of TFN common stock received initially with the Units and those received upon conversion of the preferred stock into shares of VDC Common Stock, at the conversion rate of one share of TFN common stock for two shares of VDC Common Stock. The TFN preferred stock has no liquidation preference and is not redeemable for cash at the option of the holder under any circumstance. Minority interest relating to this transaction was insignificant.


NOTE 4:  DIVESTITURE OF CAREVIEW ASSETS


In December 2000 pursuant to the terms and conditions of an Asset Purchase Agreement by and between the Company, its wholly-owned subsidiary, CareView, and CuraSpan, Inc., the Company sold substantially all of the assets of CareView to CuraSpan. CuraSpan, an Application Service Provider (ASP) that develops technology-based solutions to meet the organizational, communication and compliance needs of healthcare organizations, is an unaffiliated third party and the terms of the transaction were the result of arms length negotiations by the parties.


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


As consideration for the purchase, CuraSpan issued to VDC 182,000 shares of its Series B Preferred Stock and a promissory note in the principal amount of $1,000,000. The note, which bears no interest, is payable semi-annually commencing in May 2001, with each semi-annual payment equal to the lesser of $125,000 or 50% of the renewal fees collected by VDC in the previous six months from the post-acute facilities with which CuraSpan had a contract as of the closing date; provided that the first and second payments to be made thereunder shall not be less than $50,000 each, the third and fourth payments to be made thereunder shall not be less than $75,000 each, and each

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 4:  DIVESTITURE OF CAREVIEW ASSETS (Continued)


payment thereafter shall not be less than $100,000. Principal payments not made within 10 days of the due date shall bear interest at 13% per annum. VDC also agreed to provide CuraSpan with access of up to $30,000 during the 30 day period following the closing date under a revolving note bearing interest at 6% per annum and due on the earlier of (i) six months from the date of issuance or
(ii) the closing date of an equity financing of CuraSpan in an amount of not less than $1,000,000.


As additional consideration for the asset purchase, VDC and CuraSpan also entered into a Services Agreement wherein CuraSpan will purchase a minimum of $250,000 of video services from VDC during the 12 month period following the closing date.

The Company has recorded a valuation allowance for the full value of the promissory note delivered by CuraSpan, Inc. The valuation ascribed to the preferred stock issued by CuraSpan, Inc. was $105,000. The Company will not recognize a gain or loss on this transaction until realized.


NOTE 5:  SEGMENT INFORMATION


The Company's operations are comprised of four operating groups; Visual Data Travel Group, Visual Data On-Line Broadcast and Production Group, Visual Data Financial Solutions Group and Visual Data Networking Solutions Group. These operating units are managed from the Company's Pompano Beach facility and the facility run by Ednet. The Company's management relies on reports generated by two separate management accounting systems which present various data for management to run the businesses. Management makes financial decisions and allocates resources relating to profit and loss based on the information it receives from these systems. Management makes financial decisions and allocates resources relating to assets and capital expenditures on a consolidated basis.


All material balances related to Company sales, primary business activities, and location of property, plant and equipment are within the United States.


For the three months ended December 31, 2000 and 1999 the Company provided webcasting services to a single customer, which represented 32% and 17% of total consolidated revenues, respectively. Revenues for such customer totaled approximately $549,000 and $243,000 for the three months ended December 31, 2000 and 1999, respectively. The contract with this customer can be terminated upon a 30-day notification.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 5:  SEGMENT INFORMATION (CONTINUED)


Detailed below are the results of operations by segment for the three months ended December 31, 2000 and 1999.



                                                                          2000
                                      ---------------------------------------------------------------------------
(in Thousands)                        Travel       On-Line      Financial      Network       Other          Total
                                      ------       -------      ---------      -------       -----          -----

Revenue                              $ 164         $ 618         $   6         $ 819         $ 935         $ 1,700
Cost of revenue/allocation             177           317           114           751           560           1,415
                                     -----         -----         -----         -----         -----         -------
Gross profit (loss)                    (13)          301          (108)           68            37             285
General and administrative             113            19           180           352            29             693
Sales and marketing                    352            79           192           222           175           1,020
   Corporate allocation                272           228           227           136            46             909
Total operating costs                  737           326           599           710           250           2,622
Loss from operations                  (750)          (25)         (707)         (642)         (213)         (2,337)
                                     -----         -----         -----         -----         -----         -------
Other income (expense)
   Interest income                      --            --            --             1            43              44
   Rental and other income              --            --            --            (5)           21              16
Interest expense                        --            --            --            (4)         (335)           (339)
   Minority interest                    --            --            --            --            --              --
                                     -----         -----         -----         -----         -----         -------
Total other income (expense)            --            --            --            (8)         (271)           (279)
                                     -----         -----         -----         -----         -----         -------
Net loss                             $(750)        $ (25)        $(707)        $(650)        $(484)        $(2,616)
                                     =====         =====         =====         =====         =====         =======

Depreciation and amortization        $  86         $  72         $  53         $  48         $  32         $   291
                                     -----         -----         -----         -----         -----         -------


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 5:  SEGMENT INFORMATION (CONTINUED)


                                                                          1999
                                      ---------------------------------------------------------------------------
(in Thousands)                        Travel       On-Line      Financial      Network       Other          Total
                                      ------       -------      ---------      -------       -----          -----

Revenue                              $    67       $ 247         $  --         $1,018        $ 705         $ 1,402

Cost of revenue/allocation               225         131           128            942        1,950           1,621
                                     -------       -----         -----          -----        -----         -------
Gross profit (loss)                     (158)        116          (128)            76         (125)           (219)
General and administrative                96           4            --            337           73             510
Sales and marketing                      582          71           261            116          420           1,450
   Corporate allocation                  173         138           138            103           22             574
                                     -------       -----         -----          -----        -----         -------
Total operating costs                    851         213           399            556          515           2,534
                                     -------       -----         -----          -----        -----         -------
Loss from operations                  (1,009)        (97)         (527)          (480)        (640)         (2,753)
                                     -------       -----         -----          -----        -----         -------
Other income (expense)
   Interest income                        --          --            --              3          174             177
   Rental and other income                --          --            --             --           20              20
Interest expense                          --          --            --            (10)         (22)            (32)
   Minority interest                      --          --            --             --          115             115
                                     -------       -----         -----          -----        -----         -------
Total other income (expense)              --          --            --             (7)        (287)            280
                                     -------       -----         -----          -----        -----         -------
Net loss                             $(1,009)      $ (97)        $(527)         $(487)       $(353)        $(2,473)
                                     =======       =====         =====          =====        =====         =======

Depreciation and amortization        $    71       $  43         $  38          $  45        $  56         $   253
                                     -------       -----         -----          -----        -----         -------


For the three months ended December 30, 2000 and 1999 Network recorded revenue from On-Line and On-Line recorded cost of revenue of $447,000 and $143,000, respectively. Such amounts have been eliminated in the consolidated results of operations.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 6:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). At December 31, and September 30, 2000 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to three years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the three months ended December 31, 2000, the Company granted 375,000 options to consultants at a weighted average fair value of $.28 per share and an exercise price of $2.75 per share. The term of these options are from three to four years and the vesting periods are immediate. At December 31, 2000 the Company had 1,048,129 granted options consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has recognized approximately $145,000 in expense for consultant options during the three months ended December 31, 2000.

In addition to the 1,135,000 publicly traded warrants issued at the time of the Company's initial public offering, at December 31, 2000, there were vested warrants to purchase an aggregate of 1,245,820 shares of common stock outstanding, inclusive of the Debenture Warrants discussed in Note 2, at exercise prices ranging from $2.13 (before adjustment) to $16.50 expiring from July 2002 to December 2005. During the three months ended December 31, 2000 the Company granted 700,000 warrants with a weighted fair value at the date of grant of $240,000. These warrants were revalued to $76,000 at December 31, 2000. In addition, the Company granted 76,619 warrants to consultants with an exercise price of $2.556 per share.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity is as follows:

                                                December 31, 2000
                                            -------------------------
                                                            Weighted
                                            Number          Average
                                              Of            Exercise
                                            Shares           Price
                                           ---------       ---------
Balance, beginning of year                 4,966,385        $  5.59
Expired during the period                    (63,850)       $ 10.55
Granted during the period                    130,300        $  2.16
Exercised during the period                       --        $    --
                                           ---------        -------

Balance, end of the period                 5,032,835        $  5.44
                                           =========        =======

Exercisable at end of the period           3,665,335        $  5.01

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 7:  LEGAL PROCEEDING

On or about October 18, 1999, Peter Bisulca instituted an action against VDC and Randy Selman, the Company's Chief Executive Officer and President, individually, entitled Bisulca v. Visual Data Corporation and Randy S. Selman, Case No. CL 99-9971 AD, in the 15th Judicial Circuit in and for Palm Beach County, Florida. The Complaint alleged breach of contract and conversion against VDC and tortious interference with contract against Randy S. Selman, seeking damages in excess of $2,000,000 in connection with a Consulting Agreement dated May 1, 1998, allegedly entered into between VDC and Peter Bisulca. A Motion to Dismiss was filed on behalf of VDC and Randy S. Selman, the hearing on which was cancelled as a result of the Complaint being amended. The Complaint was amended to no longer include Randy S. Selman as a defendant and the claim for conversion was dropped. The Company intends to vigorously defend itself in this action and, in the opinion of management, the ultimate outcome of this matter will not have a material impact on the Company's financial position or results of operations.

NOTE 8: SUBSEQUENT EVENT

On January 23, 2001 the Company sold 800,000 shares of Common Stock for $1.25 per share to an unrelated third party in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. The proceeds of $1,000,000 received by the Company will be used for general working capital.

On January 25, 2001 Halifax Fund LP and Paladin Opportunity Fund LLP, holders of the Company's 6% Convertible Debentures converted $800,000 of principal and $6,312 of accrued interest into 803,470 shares of the Company's common stock at a conversion price of $1.003 per share pursuant to the terms of the debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. After this conversion, an aggregate of $1,240,000 principal amount of 6% Convertible Debentures remain outstanding.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

General

         Visual Data Corporation is a full service provider of streaming-content applications, production technology and media solutions. Using advanced technology and information solutions, we provide a sensory-rich experience to businesses and consumers enabling them to make superior decisions.


         Visual Data is comprised of four operating groups including:

                  Visual Data Networking Solutions Group (Ednet)
                  Visual Data On-line Broadcast and Production Group (includes Webcasting, Live audio and video events, etc.)
                  Visual Data Travel Group (includes HotelView, ResortView, etc..)
                  Visual Data Financial Solutions Group (TheFirstNews.com)

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

         The Visual Data On-line Broadcast and Production Group was created during the first quarter of fiscal 1999. On-Line which includes our partnership with PR Newswire for conference call webcasts and live audio and video event webcasts, as well as our other business services including "about the company" videos, visual trade shows and other multi-media presentations. By combining the worldwide high speed data networks of Ednet, and our worldwide network of camera crews, we are able to provide our clients with live audio and video event broadcast capabilities via the Internet. During 2000 we added additional encoders and other required facilities and staff to support the growing demand for our webcasting services. In addition, we developed software that would enable us to compete with companies offering specialized webcasting services such as slide shows. We are now positioned to offer PR Newswire and their clients full service webcasting capability. We will continue to remain competitive, develop new features and expand our service offerings as this new form of media continues to grow. On-Line includes our MedicalView division that creates and distributes Internet-based video programs for physicians, health care professionals and consumers. Over 400 videos have been created and are online and being syndicated to websites on the Internet. We will continue to work with major sponsors to develop new and informative health content as well as provide webcasting services to the health industry and derive new content from these events.

         The Visual Data Travel Group which includes HotelView, ResortView, DestinationView, CruiseView, GolfersView and AttractionView will continue to expand its offering through the development of additional vignettes as a result of corporate agreements with companies such as Leading Hotels, Historic, Royal Resorts, Radisson, Choice, Lexington, Worldres, Peninsula and Park Place. With the growth of our Internet based distribution network with companies such as Yahoo!, NBCi, Roadrunner, New River, All-Hotels, Lycos-TV via Entertainment Blvd and management believes we have created a value for the travel industry. We will continue to add to the distribution relationships in order to increase the value of our travel program. We have created a flexible pricing model that gives the properties the choice of a pay-per-view or a fixed monthly service fee in addition to an annual fee. It was initially necessary to maintain the individual property sales while establishing brand identity, building a critical mass of properties and building the distribution network. We have refocused our marketing target from the individual properties to the corporate or chain level. This change in marketing focus should enable us to reduce the costs of our sales and marketing program and provide more substantial prospects. We believe we are in a position to build on the infrastructure we have created.

         The Visual Data Financial Solutions Group (the FirstNews.com) began operations in November 1999 as TheFirstNews.com to address the information needs of the financial community. This subsidiary provides aggregated, up-to-the-minute, information for the financial community. The initial offering was a streaming-audio presentation of the content over the internet. TheFirstNews.com is currently developing a wireless delivery to provide the same service to customers through cell phones and PDA's. During 2000, we relaunched the service through a network of affiliates that has now grown to over 75. In the coming year we intend to launch our wireless service providing a means for investors to get news alerts on their cellular phones, PDA's and any other wireless device capable of receiving short messages or audio voice mail. We intend to further develop our affiliates both on-line and wireless and to find new uses of our content and audio feeds and begin syndicating this unique content.

         In addition to the various initiatives described, we have re-evaluated our operating costs and reduced costs that do not impact our ability to operate the business. These included a more stringent travel policy, the reduction of several public relations and marketing firms and the elimination of unnecessary remote offices. We have consolidated all marketing communications through a single source. We have also reduced costs associated with the CareView division, which was sold to CuraSpan, Inc.

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

Results of Operations

Three months ended December 31, 2000 compared to three months ended December 31, 1999.

         We recognized revenue of approximately $1,700,000 during the three months ended December 31, 2000, representing an increase of approximately $298,000 (21%) over revenues of approximately $1,402,000 for the same period last year. Revenues from the Network Solutions Group accounted for approximately $819,000 during the three months ended December 31, 2000 as compared to approximately $1,018,000 for the same period in fiscal 2000, which represents a decrease of approximately $199,000 (20%). This decrease is the result of a decline in the sale of equipment. Revenues from the On-Line Broadcast and Production Group accounted for approximately $618,000 during the three months ended December 31, 2000 as compared to approximately $247,000 for the same period in fiscal 2000, which represents an increase of approximately $371,000 (150%). This increase is primarily the result of the increase in the business services provided which includes webcasts, conference calls and slide show presentations. Additionally, revenue from the Travel Group accounted for approximately $164,000 during the three months ended December 31, 2000 as compared to approximately $67,000 for the same period in fiscal 2000, which represents a increase of approximately $97,000 (145%). The increase is the result of production and distribution performed for hotels and resorts. The balance of our revenue for the three months ended December 31, 2000, approximately $98,000, was derived from the Financial Solutions Group and CareView. We sold CareView assets to CuraSpan, Inc. in December 2000. CuraSpan, Inc. entered into a services agreement with CareView to provide the production and distribution of videos.

         Cost of revenue includes video production costs, a percentage of our Internet technologies group's expenses, and related overhead costs, as well as network fees and equipment costs associated with Ednet's revenue. Cost of revenue was $1,415,000 during the three months ended December 31, 2000, representing a decrease of approximately $206,000 (13%) from approximately $1,621,000 for the same period last year. Cost of revenues from the Network Solutions Group accounted for approximately $751,000 during the three months ended December 31, 2000 as compared to approximately $942,000 for the same period in fiscal 2000, which represents a decrease of approximately $191,000 (20%). This decrease is consistent with the decrease in revenues for the Network Solutions Group. Cost of revenues from the On-Line Broadcast and Production Group accounted for approximately $317,000 during the three months ended December 31, 2000 as compared to approximately $131,000 for the same period in fiscal 2000, which represents an increase of approximately $186,000 (142%). This increase is the result of additional direct costs from the business services projects as well as a significant increase in the allocation of Internet technologies group expenses and related overhead costs. The balance of the cost of our revenues during the three months ended December 31, 2000, approximately $347,000, was derived from production and distribution of video content libraries for the Travel Group and Other (CareView), the cost of delivering financial data for the Financial Solutions Group, as well as the allocation of Internet technologies group's expenses and related overhead. The cost of revenue decreased by $201,000 (37%) from $548,000 for the Travel Group, Other and the Financial Solutions Group primarily as a result of the change in allocation from the Travel Group and CareView to the On-Line Broadcast and Production Group.

         General and administrative expenses was $693,000 during the three months ended December 31, 2000, representing an increase of approximately $183,000 (36%) from approximately $510,000 for the same period last year. The increase was primarily the result of the Financial Solutions Group, which was not fully operational until December of fiscal year 2000.

         Sales and marketing expenses was $1,020,000 during the three months ended December 31, 2000, representing a decrease of approximately $430,000 (30%) from approximately $1,450,000 for the same period last year. Sales and marketing expenses from the Travel Group accounted for approximately $352,000 during the three months ended December 31, 2000 as compared to approximately $582,000 for the same period in fiscal 2000, which represents a decrease of approximately $230,000 (40%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. Sales and marketing expenses from Other, which includes CareView, accounted for approximately $175,000 during the three months ended December 31, 2000 as compared to approximately $420,000 for the same period in fiscal 2000, which represents a decrease of approximately $245,000 (58%). The decrease was primarily the result of the sale to CuraSpan, Inc. of assets of CareView and the costs reductions from employee reductions. The decrease was partially off-set by the increase in sales and marketing expenses for the Network Solutions Group. Sales and marketing expenses from the Network Solutions Group accounted for approximately $222,000 during the three months ended December 31, 2000 as compared to approximately $116,000 for the same period in fiscal 2000, which represents an increase of approximately $106,000 (91%).

         Corporate allocation expenses was $909,000 during the three months ended December 31, 2000, representing an increase of approximately $335,000 (58%) from approximately $574,000 for the same period last year. Corporate allocation includes $145,000 non-cash expense for consulting options as a result of the fair value recorded by using the Black-Scholes pricing model. The additional increase is primarily the result of legal and accounting fees, recruiting fees, severance and production services used for corporate development that are classified as general and administrative.

         Other Income (expense), net was $(279,000) during the three months ended December 31, 2000, as compared to approximately $280,000 for the same period last year. The change is primarily the result of $310,000 of interest expense associated with the 6% Convertible Debentures. This interest expense is the result of the debt discount relating to the conversion feature being expensed immediately due to the beneficial right of conversion plus the expensing of the fair value of the Warrants, both of which are non-cash expenses. In addition, interest income was approximately $44,000 during the three months ended December 31, 2000, representing a decrease of approximately $133,000 (75%) from approximately $177,000 for the same period last year. The decrease is the result of the decrease in cash during the respective quarters.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital at December 31, 2000 was $1,720,000, an decrease of approximately $1,850,000 from September 30, 2000. The change in working capital was primarily attributable to cash used in operating activities of $2,359,000 for the three months ended December 31, 2000 which was partially offset by the proceeds from the sale of preferred stock in TheFirstNews.com ($819,000, net) and the sale of the 6% Convertible Debentures ($1,840,000 , net). Net cash used in investing activities was $829,000 for the three months ended December 31, 2000. This was due to advances of approximately $818,000 to SportSoft Golf, Inc. Net cash provided by financing activities, as previously described, for the three months ended December 31, 2000 was $2,648,000.

         For the three months ended December 31, 2000, we had an operating loss of approximately $2.3 million and cash used in operations of approximately $2.4 million. Our forecast for fiscal year 2001 anticipates a reduction in cash used in operations from the usage level during fiscal year 2000. At December 31, 2000, we had $3.2 million of cash and cash equivalents and restricted cash available to fund future operations.

         In December 2000, we sold $2,040,000 principal amount of 6% Convertible Debentures to two entities in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. See
Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements. In January 2001, we sold 800,000 shares of Common Stock to a non-affiliated third party in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements.

         In conjunction with our pending acquisition of SportSoft Golf, Inc., in December 2000, we entered into a Management Agreement under which we assumed day-to-day managerial control over SportSoft Golf. At December 31, 2000 we had advanced SportSoft Golf $1,067,000 for working capital, and subsequent to such date we have advanced SportSoft Golf an additional $780,000 for working capital. We will acquire SportSoft Golf in a share exchange under which we will give SportSoft Golf's shareholders the right to receive .0969 shares of our Common Stock for each share of SportSoft Golf they own, with 1,686,445 shares being the aggregate number of our shares to be received by the SportSoft Golf shareholders. We anticipate the acquisition of SportSoft Golf will close during the second quarter of fiscal 2001.

         We are constantly evaluating our cash needs and existing burn rate. In the evaluation of our cash needs, we will continue to raise additional capital through the sale of equity and debt securities, as deemed necessary. In addition, we have a plan whereby certain non-essential personnel and administrative costs may be reduced so that we may continue to meet our operating and financing obligations as they come due. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         In December 2000, we sold $2,040,000 principal amount of 6% Convertible Debentures to two entities in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. In connection with this transaction we issued the debenture holders one year warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $4.00 per share, and five year warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $2.13 per share.

         In January 2001, we sold 800,000 shares of its Common Stock to an unrelated third party in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act resulting in gross proceeds to us of $1,000,000.

         We are using the funds from these two transactions for general working capital. As a result of the subsequent transaction, pursuant to the anti-dilution provisions of the warrants, the number of shares issuable upon the exercise of the five year warrant was increased to 207,400 shares and the exercise price of the one-year warrants has been reduced to $2.054 per share.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K

         On December 18, 2000 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5., the sale of the 6% Convertible Debentures.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Visual Data Corporation,
                                         a Florida corporation

Date: February 13, 2001                   /s/   Randy S. Selman
                                         ----------------------
                                         Randy S. Selman,
                                         President and Chief Executive Officer



                                         /s/  Gail L. Babitt
                                         --------------------
                                         Chief Financial Officer and
                                           Principal Accounting Officer