Form 10KSB40/A
period 2000-09-30
VISUAL DATA CORP
filed 2001-04-04
CIK 919130

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

         Commission file number 000-22849

                             Visual Data Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                     Florida
                      ------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                   1291 SW 29 Avenue, Pompano Beach, FL 33069
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 954-917-6655

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                              ---------------------
                              (Title of each class)

                    Name of each exchange on which registered

                                 not applicable
                    -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                    -----------------------------------------

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. $5,868,435 for the 12 months ended September 30, 2000.

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

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

         Visual Data Corporation ("VDC" or the "Company"), organized in 1993, is a full service provider of streaming-content applications, production technology and media solutions. Using advanced technology and information solutions, we provide a sensory-rich experience to businesses and consumers enabling them to make superior decisions.

         Visual Data is comprised of four operating groups including:

                  Visual Data Travel Group (includes HotelView, ResortView, etc..)

                  Visual Data On-line Broadcast and Production Group (includes Webcasting, Live audio and video events, etc..)

                  Visual Data Networking Solutions Group (Ednet)

                  Visual Data Financial Solutions Group (TheFIrstNews.com)

         Products and services provided by each of the groups are:

Visual Data Travel Group

         The Visual Data Travel Group produces high quality, Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from 2-4 minutes. By incorporating the services of many of the largest travel and leisure web-sites, VDC has created a unique distribution channel for travel industry businesses such as hotel chains and golf courses to significantly augment their marketing programs using highly effective multi-media applications.

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

Visual Data Financial Solutions Group

         Visual Data's Financial Solutions Group was established in November 1999 to further realize the potential for our audio content delivery capability. TheFirstNews.com(TM) the initial service of the division was created to address information needs for the financial sector. TheFirstNews.com(TM), is an Internet based news service that delivers aggregated, up-to-the-minute corporate and business live-audio and text content - in a constant stream throughout the trading day. Patent pending preference technology allows the user to selectively hear the stories for individual stocks and industry segments that they want to hear. TheFirstNews.com brings the latest business information from the top corporate news sources--just minutes after it is released - with no spin, slant or editorial angle.

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

Sales and Marketing

         We use a variety of additional marketing methods, including our internal sales force, to market our products and services. One key element of our marketing strategy has been to enter into distribution agreements with recognized leaders in each of the markets for our products and services. By offering our products and services in conjunction with the distributors products, we believe these distribution agreements enable us to take advantage of the particular distributors' existing marketing programs, sales forces and business relationships. Contracts with these distributors generally range from one to two years. For the fiscal year ended September 30, 2000, revenues from our agreements with PR Newswire have represented approximately 17% of our revenues. Other than this agreement, no other agreement with a distributor has represented more than 10% of our revenues during this period.

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

Visual Data Travel Group - Products and Services

         HotelView(R) - www.hotelview.com

         Our HotelView(R) library provides two to four minute multimedia video tours that give the viewer a detailed look at the hotel's guestrooms, grounds, meeting space, recreational facilities, dining venues and other amenities. It also includes a map showing the hotel's location relative to area attractions and airports. The video tour can be accessed through the participating hotel's own Website, HotelView's Website at www.hotelview.com, and hundreds of other Websites.


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

         DestinationView(TM) - www.destinationview.com

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

         GolfersView(TM) - www.golfersview.com

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

         Services include:

         *        Earnings Announcements
         *        Conference Calls
         *        Product Launches
         *        Speeches-on demand, with multimedia sideshows
         *        Online Meetings (One way or two way live or on demand)
         *        Video Conferencing
         *        Corporate Video Snapshot
         *        Corporate News in Video
         *        Custom Streaming-Video Production

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

Competition

         The market for Internet broadcast services and video content is relatively new, rapidly evolving and highly competitive. We expect our competition to intensify. We compete with:

         * other websites, Internet portals and Internet broadcasters to acquire and provide content to attract users;

         * video and audio conferencing companies and Internet business services broadcasters;

         * online services, other Website operators and advertising networks; and

         *        traditional media such as television, radio and print.

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

Item 2.  DESCRIPTION OF PROPERTY

         In September 1997, we purchased from an unaffiliated third party a 25,000 square foot facility in Pompano Beach, Florida which now serves as our corporate headquarters and houses all of our production, marketing and distribution activities, exclusive of our Ednet subsidiary. The aggregate purchase price paid for the facility was $1,475,000, comprised of $475,000 in cash and an 18-month first mortgage in the principal amount of $1,000,000, bearing interest at the rate of 8.75% per annum, with 15-year amortization. In March 1999 we refinanced this mortgage. The current mortgage in the principal amount of $1,000,000, which is held by a bank, bears interest at 8.75% per annum on a 15 year amortization, and the unpaid principal balance and any accrued interest is due on September 30, 2002. We do not anticipate any difficulty in refinancing the property prior to the due date of this mortgage.

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

COMMON STOCK                                  HIGH               LOW
-------------                               --------          --------
         FISCAL YEAR 1999:
         First Quarter                      $  6.875          $  2.125
         Second Quarter                     $ 16.375          $  6.563
         Third Quarter                      $ 40.000          $ 15.750
         Fourth Quarter                     $ 20.438          $  8.063

         FISCAL YEAR 2000:
         First Quarter                      $ 15.688          $  7.188
         Second Quarter                     $ 16.375          $  6.563
         Third Quarter                      $ 13.875          $  8.438
         Fourth Quarter                     $  9.250          $  3.031

WARRANTS                                      HIGH              LOW
--------                                    --------          --------
         FISCAL YEAR 1999:
         First Quarter                      $  2.750          $  0.313
         Second Quarter                     $ 10.250          $  2.500
         Third Quarter                      $ 35.000          $  9.625
         Fourth Quarter                     $ 14.500          $  4.250

         FISCAL YEAR 2000:
         First Quarter                      $ 10.125          $  3.500
         Second Quarter                     $  8.938          $  4.000
         Third Quarter                      $  4.250          $  1.313
         Fourth Quarter                     $  1.813          $  0.813

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

         In December 2000, TheFirstNews.Com ("TFN"), in a private offering, sold Units to accredited investors under role 506, each Unit consisting of 10,000 shares of TFN common stock and 20,000 shares of TFN 10% redeemable, convertible preferred stock. The purchase price for each unit was $50,000. TFN received net proceeds of approximately $.8 million. TFN has the right to redeem each block of 20,000 shares of preferred stock included in each Unit, at any time from the closing of the offering until

12 months thereafter, after providing the holder with 10 days notice, for $50,000 per 20,000 shares of preferred stock plus accrued and unpaid interest. In the event TFN fails to redeem the preferred stock within 12 months after the closing of the offering, the preferred stock shall be automatically converted into common stock at the conversion rate of 1 share of preferred stock for 1 share of common stock. In the event TFN fails to either file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission for the public offering of TFN's common stock within 12 months of the closing of the offering, or such registration statement has not been declared effective within 6 months of its initial filing with the SEC, the investors shall have the right to convert those shares of TFN common stock received initially with the Units and those received upon conversion of the preferred stock into shares of VDC common stock, at the conversion rate of one share of TFN common stock for two shares of VDC common stock.

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

         Visual Data is comprised of four operating groups including:

         Visual Data Travel Group (includes HotelView, ResortView, etc..) Visual Data On-line Broadcast and Production Group (includes
           Webcasting, Live audio and video events, etc..)
         Visual Data Networking Solutions Group (Ednet)
         Visual Data Financial Solutions Group (TheFirstNews.com)

Plan of Operation

         Our current plan of operation includes continuing to expand the marketing of our video libraries, the development and marketing of our new on-line products and services and to continue to look for synergistic acquisition opportunities.

         The Visual Data Travel Group which includes HotelView, ResortView, DestinationView, CruiseView, GolfersView and AttractionView will continue to expand its offering through the development of additional vignettes as a result of corporate agreements with companies such as Leading Hotels, Historic, Royal Resorts, Radisson, Choice, Lexington, Worldres, Peninsula and Park Place. With the growth of our Internet based distribution network through distribution agreements with leading travel and leisure websites, management believes the Company has created a value for the travel industry. We will continue to add to the distribution relationships in order to increase the value of our travel program. We have created a flexible pricing model that gives the hotel and resort properties the choice of a pay-per-view or a fixed monthly service fee in addition to an annual fee. It was initially necessary to target the individual hotel and resort property sales while establishing brand identity, building a diversified portfolio of properties (customers) and building the distribution network. We have refocused our marketing target from the individual properties to the corporate or chain level properties. This change in marketing focus should enable us to reduce the costs of our sales and marketing program and provide more substantial prospects. We believe we are in a position to build on the infrastructure we have created.

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

Revenue Recognition

         Our HotelView, CareView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. A significant component of Ednet's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Ednet recognizes revenues from equipment installation, Webcasting and bridging when service is performed. Network usage revenue is recognized based on the customers' monthly usage levels. Ednet leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. TheFirstNews.com recognizes its subscription revenue ratably as service is provided.

Provision for Doubtful Accounts and Inventory Obsolescence

         We have increased the provision for doubtful accounts and inventory obsolescence as of September 30, 2000. The increase in the allowance for doubtful accounts of approximately $240,000 was primarily the result of accounts receivable from the CareView division which were significantly aged, as well as one Ednet customer that had filed for bankruptcy. The increase in inventory obsolescence was the result of a significant increase in inventory at Ednet. We recorded an allowance for inventory obsolescence based on the estimated realizable value of the inventory at September 30, 2000.

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

                                               PERCENTAGE OF REVENUE

                                              Year Ended September 30,
                                             --------------------------
                                               2000               1999
                                             -------            -------

Revenue                                        100.0%             100.0%

Cost of revenue                                119.7              110.4
                                             -------            -------
Operating expenses:
   General and administrative                  101.6              103.8

   Sales and marketing                          92.4               58.5
                                             -------            -------

Total operating expenses                       194.0              162.3
                                             -------            -------

Loss from operations                          (213.7)            (172.7)

Other income (expense):
   Interest income                               9.7                4.9

   Rental income                                 1.4                1.7

   Loss on disposal of assets                   (0.2)              (0.3)

   Interest expense                             (2.2)              (2.4)

   Minority interest                            10.8                8.7
                                             -------            -------

Net loss before taxes                         (194.2)            (160.1)

Income taxes                                      --                0.2
                                             -------            -------

Net loss                                      (194.2)%           (160.3)%
                                             =======            =======

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

Cost of Revenue

Visual

         Cost of revenue increased by approximately $980,000, or 48%, to approximately $3,008,000 for the fiscal year ended September 30, 2000 from approximately $2,028,000 for the fiscal year ended September 30, 1999. Cost of revenue as a percentage of revenue for the fiscal years ended September 30, 2000 and 1999 was approximately 175% and 281%, respectively, reflecting the impact of an increase in revenues and additional cost of revenues to support current revenues and future growth. The increase in cost of revenue was the result of an increase in camera crews fees, information technology group salaries and consultants and depreciation of assets acquired to increase the capacity of operations.

Ednet

         Cost of revenue increased by approximately $1,118,000, or 39%, to approximately $4,017,000 for the fiscal year ended September 30, 2000 from approximately $2,899,000 for the fiscal year ended September 30, 1999. Cost of revenue as a percentage of revenue for the fiscal years ended September 30, 2000 and 1999 was approximately 97% and 78%, respectively. The increase in cost of revenue is the result of costs associated with "ClipMail" lines of business, discounts to attract this business and the write down of slow moving "ClipMail" inventory in an effort to more realistically assess its' value.

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

         We evaluate our cash needs and existing burn rate on an regular basis. We have instituted a plan which also reduces certain personnel and administrative costs. We do not presently anticipate that we will make any additional planned cost reductions. Based upon the ongoing evaluation of our cash needs, we may seek to raise additional capital through the sale of equity and debt securities as we may deem necessary. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, no assurances can be given that we will achieve profitability or positive cash flow.

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

SportSoft Golf, Inc. Merger with VDC Subsidiary

         In December 2000 VDC, and SportSoft Golf, Inc., a Delaware corporation ("SSG"), and certain shareholders of SSG entered into an Agreement and Plan of Merger dated as of December 1, 2000 (the "Merger Agreement"), which provides, among other things, that, upon the terms and subject to conditions thereof, which includes the approval of SSG's stock holders', a wholly-owned subsidiary of VDC ("Acquisition Sub") will be merged with and into SSG, with SSG being the surviving corporation in the merger. In the merger, all outstanding shares of common stock of SSG issued and outstanding shall be converted into the right to receive .0969 shares of restricted common stock of VDC, par value $.0001. The aggregate number of VDC shares to be received by the SSG shareholders will be 1,686,445.

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

---------------
(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

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

         Brian K. Service. Mr. Service has been a member of our Board of Directors since July 1997 and serves on the Audit and Compensation Committees of the Board of Directors. Also, since August 1998 Mr. Service has been a Director of Ednet. Mr. Service is a dual New Zealand and U.S. citizen and currently resides in California. Mr. Service currently spends a substantial amount of his professional time in the United States acting as an international business consultant. In this capacity, he has clients in

North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994, Mr. Service was Chief Executive Officer and Managing Director of Salmond Smith BioLab, a New Zealand publicly traded company engaged in the production and sale of consumer and industrial products. From 1982 to 1986 he was Chief Executive Officer and Executive Chairman of Milk Products, Holding (North America), Inc., a wholly-owned subsidiary of the New Zealand Dairy Board that was located in Santa Rosa, California. Since September 1999, Mr. Service has served as - President, Chief Executive Officer and director of 3D Systems, Inc., a publicly traded company.

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

Item 10. Executive Compensation

         The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the fiscal year ended September 30, 2000 (collectively, the "Named Executive Officers"):

                                      ANNUAL                             LONG-TERM
                                   COMPENSATION                     COMPENSATION AWARDS
      NAME AND           --------------------------------    ----------------------------------
PRINCIPAL POSITION
------------------                                           OTHER ANNUAL   RESTRICTED  OPTIONS
COMPENSATION             YEAR       SALARY          BONUS    COMPENSATION   STOCK AWDS  SARs(#)     LTIP   ALL OTHER
------------             ----      --------         -----    ------------   ----------  -------     ----   ---------
Randy S. Selman          2000      $223,646(7)       -0-      $12,912(1)       -0-        -0-       -0-       -0-
  President, Chief       1999      $162,110          -0-      $ 9,794(2)       -0-        -0-       -0-       -0-
  Executive Officer
  and Director

Alan Saperstein          2000      $223,646(7)       -0-      $15,480(3)       -0-        -0-       -0-       -0-
  Vice President         1999      $162,110          -0-      $14,894(4)       -0-        -0-       -0-       -0-
  Treasurer and
  Director

Pauline Schneider        2000      $110,000          -0-      $ 1,775(5)       -0-        -0-       -0-       -0-
  Chief Financial        1999      $ 76,083          -0-      $22,874(6)       -0-        -0-       -0-       -0-
  Officer

(1) Includes $681 for disability insurance, $3,981 for medical insurance and $8,250 automobile allowance.
(2) Includes $681 for disability insurance, $1,913 for medical insurance and $7,200 automobile allowance.
(3) Includes $681 for disability insurance, $6,549 for medical insurance and $8,250 automobile allowance.
(4) Includes $597 for disability insurance, $7,097 for medical insurance and $7,200 automobile allowance.
(5) Includes $0 for disability insurance, $1,775 for medical insurance and $2,250 automobile allowance. Ms. Schneider served as the Chief Financial Officer until October 2000.
(6) Includes $0 for disability insurance, $2,287 for medical insurance and $0 automobile allowance.
(7)      Includes a $25,000 management fee paid by Ednet.

Employment Agreements

         Effective January 9, 1998, we entered into amended and restated employment agreements with Randy S. Selman, our Chief Executive Officer, President and a director, and with Alan Saperstein, our Executive Vice President, Treasurer and a director. The agreements with each of Messrs. Selman and Saperstein are substantially similar and superseded in their entirety previous employment agreements with each of Messrs. Selman and Saperstein. The term of the agreement is for three years from the effective date of the agreements and is renewable for successive one- year terms unless terminated. The annual salary under each of the agreements is $137,500, which amount will be increased by 10% each year. Messrs. Selman and Saperstein are also each eligible to receive an annual bonus in cash or stock equal to 2% of our earnings before income tax, depreciation and amortization (EBITDA) on that portion of EBITDA that has increased over the previous year's EBITDA.

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

         The agreements also provide, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives, (ii) an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Messrs. Selman and Saperstein, (iii) benefits in the event of disability and (iv) contain certain non-disclosure and non- competition provisions. Additionally, Messrs. Selman and Saperstein may be granted certain bonus incentives by our Board of Directors. Furthermore, we have agreed to indemnify each of them for any obligations or guaranties which either of them may have undertaken on our behalf.

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

                 OPTION GRANTS IN YEAR ENDED SEPTEMBER 30, 2000

                                                         INDIVIDUAL GRANTS
                                                       --------------------
                                 NO. OF SECURITIES      % OF TOTAL OPTIONS
                                    UNDERLYING         GRANTED TO EMPLOYEES   EXERCISE        EXPIRATION
         NAME                     OPTIONS GRANTED         IN FISCAL YEAR       PRICE              DATE
         ----                    -----------------     --------------------   --------        ----------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director                            --                     0%              --               --
Alan Saperstein, Vice
  President,
  Secretary and
  Director                                --                     0%              --               --
Pauline Schneider, Chief
  Financial Officer                   50,000(1)              10.32%              (1)              (1)

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

               AGGREGATE OPTION EXERCISES IN YEAR ENDED SEPTEMBER 30, 2000
                                AND YEAR-END OPTION VALUES

                                                              NO. OF SECURITIES
                                                           UNDERLYING UNEXERCISED                VALUE OF UNEXERCISED
                             SHARES                              OPTIONS AT                     IN-THE-MONEY OPTIONS AT
                            ACQUIRED                         SEPTEMBER 30, 2000                  SEPTEMBER 30, 2000(1)
                               ON         VALUE       --------------------------------       -----------------------------
 NAME                       EXERCISE     REALIZED     EXERCISABLE        UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
 ----                       --------     --------     -----------        -------------       -----------     -------------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director                 --         $ --         1,097,230(2)         375,000(2)         $802,215        $117,250
Alan Saperstein, Vice
  President, Treasurer
  and Director                 --         $ --         1,097,230(2)         375,000(2)         $802,215        $117,250
Pauline Schneider,
  Chief Financial
  Officer                      --         $ --           120,500(3)              --            $ 75,529        $     --

----------------
(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $3.063 per share, being the closing price of our common stock on October 2, 2000 as reported The Nasdaq National Market.
(2) Of such exercisable options, at September 30, 2000, 32,230 options were exercisable at $.00016 per share, 750,000 options were exercisable at $2.125 per share and the remaining 315,000 were exercisable at $16.00. Of the unexercisable options, 125,000 have an exercise price of $2.125 per share and 250,000 have an exercise price of $8.875 per share at September 30, 2000. See Option Grants in Year Ended September 30, 2000 above.
(3) Of such exercisable options, at September 30, 2000, 70,500 options were exercisable at $2.125 per share and the remaining 50,000 were exercisable at $2.875. See Option Grants in Year Ended

         September 30, 2000 above.

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

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non- Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and to receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

         The term of each Plan Option and the manner in which it may be exercised is determined by the Board of Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan will not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of Non- Qualified Options shall be determined by the Board of Directors or the Committee.

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

                                                   SHARES OF COMMON
                                                  STOCK BENEFICIALLY
                                                        OWNED (2)
NAME AND ADDRESS OF                          ----------------------------
OF BENEFICIAL OWNER(1)                        NUMBER           PERCENTAGE
----------------------                       ---------         ----------
Randy S. Selman(3)                           1,200,849            12.4%

Alan M. Saperstein(4)                        1,222,173            12.6%


George Stemper(5)                                   --              --

Gail Babitt(6)                                      --              --

Benjamin Swirsky(7)                            135,000             1.6%

Brian K. Service(8)                            185,000             2.1%

Eric Jacobs(9)                                 163,600             1.9%

Robert Wussler(10)                              25,000               *

Halifax Fund, LP(11)                         1,505,556            15.1%

Paladin Opportunity Fund, LLC(12)            1,461,111            14.7%

All Directors and
  Officers (8 persons)(13)                   2,931,622            25.7%

-----------------
  *  Less than 1%

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

(11) Includes up to 1,115,556 shares of common stock issuable upon the conversion of $1,040,000 principal amount of convertible debentures presently outstanding, assuming a conversion at the floor price of $.90 per share, up to 350,000 shares of common stock issuable upon the exercise of presently outstanding warrants, but excludes additional shares of common stock, including shares of common stock underlying warrants we will issue, if we exercise our right to sell Halifax Fund, LP additional convertible debentures. The convertible debentures provide, however, that the number of shares of common stock into which they are convertible, when added together with all other shares of our common stock beneficially owned by the holder, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. Halifax Fund, LP's address is c/o The Paladin Group, 195 Maplewood Avenue, Maplewood, New Jersey 07040.

(12) Includes up to 1,111,111 shares of common stock issuable upon the conversion of $1,000,000 principal amount of convertible debentures presently outstanding, assuming a conversion at the floor price of $.90 per share, up to 350,000 shares of common stock issuable upon the exercise of presently outstanding warrants, but excludes additional shares of common stock, including shares of common stock underlying warrants we will issue, if we exercise our right to sell Paladin Opportunity Fund, LLC additional convertible debentures. The convertible debentures provide, however, that the number of shares of common stock into which they are convertible, when added together with all other shares of our common stock beneficially owned by the holder, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. Paladin Opportunity Fund, LLC's address is c/o The Paladin Group, 195 Maplewood Avenue, Maplewood, New Jersey 07040.

(13)     See notes (3)-(10) above.

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

4(c)                 Specimen Common Stock Certificate(1)
4(d)                 Specimen Common Stock Purchase Warrant (issued pursuant to the Company's initial public offering on July 30, 1997)(1)
4(e)                 Form of Underwriter Warrant(10)
4(f)                 Form of Consulting Agreement(10)
4(g)                 Form of 6% Convertible Debenture in the principal amount of
                     $1,000,000 due December 8, 2003(12)
4(h)                 Form of 6% Convertible Debenture in the principal amount of
                     $1,000,000 due December 8, 2003(12)
4(i)                 Form of one year Common Stock Purchase Warrant(12)
4(j)                 Form of five year Common Stock Purchase Warrant(12)
10(a)                Agreement between HotelView Corporation and Pegasus Systems,
                     Inc. dated January 14, 1997(1)
10(b)                Form of Stock Option Plan and Amendment thereto(1)(14)
10(c)                Third Amended and Restated Employment Agreement between the
                     Company and Randy S. Selman(7)
10(d)                Third Amended and Restated Employment Agreement between the
                     Company and Alan Saperstein(7)
10(e)                Contract for Purchase and Sale of Real Property(3)
10(f)                Asset Purchase Agreement between the Company and Digital
                     Criteria Technologies, Inc.(4)
10(g)                Securities Purchase Agreement between the Company and Ednet,
                     Inc.(5)
10(h)                Option Agreement between the Company and Ednet, Inc.(5)
10(i)                Agreement dated March 9, 1998 by and between Interval
                     International, Inc. and CondoView Corporation(8)
10(j)                Agreement dated March 30, 1998 by and between Video News
                     Wire Corporation and P.R. Newswire, Inc.(8)
10(k)                Securities Purchase Agreement between the Company and
                     Cranshire Capital, L.P. and Gilford Partners, L.P.(9)
10(l)                Securities Purchase Agreement between the Company and Olive
                     Investors LLC(9)
10(m)                Purchase Agreement(12)
10(n)                Registration Rights Agreement(12)
10(o)                Asset Purchase Agreement **
10(p)                Promissory note in the principal amount of $1,000,000 between
                     CuraSpan, Inc. and Visual Data Corporation **
10(q)                Merger Agreement among the Company, SportSoft Golf, Inc. and
                     Certain Shareholders of SportSoft Golf, Inc.(13)
21                   Subsidiaries of the Company **
23.1                 Consent of Independent Certified Public Accountants *

---------------
*      Filed herewith
**     Previously filed

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

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visual Data Corporation has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Visual Data Corporation



                                    By: /s/ Randy S. Selman
                                       ------------------------------------
                                       Randy S. Selman, President, Chief
                                                 Executive Officer



                                    By: /s/ Gail Babitt
                                       ------------------------------------
                                       Gail Babitt, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                          Title                        Date
       ---------                          -----                        ----


/s/ Randy S. Selman                Director, President,           April 2, 2001
----------------------------       Chief Executive Officer
Randy S. Selman



/s/ Gail Babitt                    Chief Financial Officer and    April 2, 2001
----------------------------       Principal Accounting Officer
Gail Babitt


/s/Alan Saperstein                 Director and Executive         April 2, 2001
----------------------------       Vice President
Alan Saperstein



----------------------------       Director                       April 2, 2001
Benjamin Swirsky



----------------------------       Director                       April 2, 2001
Brian K. Service



/s/ Eric Jacobs                    Director and Secretary         April 2, 2001
----------------------------
Eric Jacobs



/s/ Robert J. Wussler              Director                       April 2, 2001
----------------------------
Robert J. Wussler

The foregoing represents a majority of the board of directors

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                         2000                  1999
                                                     ------------           -----------
REVENUE                                              $  5,868,435           $ 4,464,157

COST OF REVENUE                                         7,024,242             4,926,917

OPERATING EXPENSES:
  General and administrative                            5,967,041             4,636,003
  Sales and marketing                                   5,420,060             2,611,768
                                                     ------------           -----------
          Total operating expenses                     11,387,101             7,247,771
                                                     ------------           -----------

Loss from operations                                  (12,542,908)           (7,710,531)
                                                     ------------           -----------

OTHER INCOME (EXPENSE):
  Interest income                                         567,576               219,673
  Rental income                                            81,665                76,410
  Loss on disposal of assets                              (12,251)              (14,141)
  Interest expense                                       (129,224)             (109,178)
  Minority interest share of losses                       635,959               386,825
                                                     ------------           -----------
          Total other income, net                       1,143,725               559,589
                                                     ------------           -----------

Loss before income tax provision                      (11,399,183)           (7,150,942)

Income tax provision                                        2,400                 7,434
                                                     ------------           -----------

Net loss                                             $(11,401,583)          $(7,158,376)
                                                     ============           ===========

Loss per share - basic and diluted                   $      (1.35)          $     (1.20)
                                                     ============           ===========

Weighted average shares of common stock
  outstanding - basic and diluted                       8,446,724             5,968,262
                                                     ============           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                       Series A         Series A-1
                                      Convertible       Convertible
                                    Preferred Stock   Preferred Stock         Common Stock           Additional
                                    ---------------   ---------------     ---------------------        Paid-in         Accumulated
                                    Shares   Amount   Shares   Amount       Shares       Amount        Capital           Deficit
                                    ------   ------   ------   ------     ---------      ------     ------------      ------------
Balance, September 30, 1998          150      $--      150     $ --       3,732,100      $ 373      $ 13,494,945      $ (9,610,625)
Issuance of warrants and
  options for services and
  incentives                          --       --       --       --              --         --         1,122,003                --
Issuance of shares for assets         --       --       --       --          12,800          1           139,999                --
Issuance of shares for cash           --       --       --       --       2,277,978        228        15,866,505                --
Conversion of preferred
  stock                             (150)      --     (150)      --         917,490         92               (92)               --
Issuance of warrants for cash         --       --       --       --              --         --             9,660                --
Exercise of warrants                  --       --       --       --       1,504,502        150         4,931,134                --
Issuance of shares for
  preferred stock dividend            --       --       --       --              --         --            21,041                --
Net loss                              --       --       --       --              --         --                --        (7,158,376)
                                    ----      ---     ----     ----      ----------      -----      ------------      ------------

Balance, September 30, 1999           --       --       --       --       8,444,870        844        35,585,195       (16,769,001)
Issuance of warrants and
  options for services and
  incentives                          --       --       --       --              --         --           177,099                --
Issuance of shares for assets         --       --       --       --           9,938          1            52,173                --
Exercise of warrants                  --       --       --       --          37,550          4           115,488                --
Exercise of options                   --       --       --       --          50,000          5           106,245                --
Stock repurchase and retirement       --       --       --       --         (89,000)        (9)         (488,874)               --
Net loss                              --       --       --       --              --         --                --       (11,401,583)
                                    ----      ---     ----     ----      ----------      -----      ------------      ------------

Balance, September 30, 2000           --      $--       --     $ --      $8,453,358      $ 845      $ 35,547,326      $(28,170,584)
                                    ====      ===     ====     ====      ==========      =====      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                     2000                   1999
                                                                 ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(11,401,583)          $(7,158,376)
  Adjustments to reconcile net loss to
  net cash used in operating activities-
    Depreciation and amortization                                   1,148,193               857,805
    Loss on disposal of fixed assets                                   12,251                14,141
    Provision for doubtful accounts                                   239,980                 7,760
    Provision for inventory obsolescence                              460,453                40,000
    Minority interest                                                (635,959)              313,908
    Amortization of deferred services and incentives                  301,946             1,122,003
    Changes in assets and liabilities:
      Increase in accounts receivable                              (1,059,142)             (478,789)
      Decrease/(Increase) in prepaid expenses                          13,308              (224,129)
      Decrease in other current assets                                136,221                71,888
      Increase in inventories                                        (392,304)             (656,433)
      Increase in accounts payable and accrued expenses               501,566               564,201
      Increase in deferred revenue                                    209,009               172,770
                                                                 ------------           -----------
        Net cash used in operating activities                     (10,466,061)           (5,353,251)
                                                                 ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                           (1,217,177)             (847,521)
  Increase in restricted cash                                         (15,538)             (181,008)
  Capital transactions of subsidiary                                   31,540              (321,223)
  Sale of IBS subsidiary's assets, net of expenses                     50,000               886,997
  Increase in other non-current assets                                (15,808)               (6,939)
                                                                 ------------           -----------
        Net cash used in investing activities                      (1,166,983)             (469,694)
                                                                 ------------           -----------

                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Continued)

                                                                            2000                1999
                                                                        -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note payable                                     $   (38,595)         $   (35,356)
  Payments on capital leases                                                (11,580)             (16,580)
  Proceeds from line of credit                                              100,000                   --
  Repayments of line of credit                                             (100,000)                  --
  Proceeds from notes payable - related parties                                  --              250,000
  Repayment of notes payable - related parties                             (165,500)            (200,000)
  Stock repurchase and retirement                                          (488,883)                  --
  Issuance of common stock, net of expenses                                      --           15,866,733
  Proceeds from sale of warrants                                                 --                9,660
  Proceeds from exercise of warrants and options                            221,742            4,931,284
                                                                        -----------          -----------
          Net cash (used in) provided by financing activities              (482,816)          20,805,741
                                                                        -----------          -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                      (12,115,860)          14,982,796

CASH AND CASH EQUIVALENTS, beginning of year                             15,573,644              590,848
                                                                        -----------          -----------

CASH AND CASH EQUIVALENTS, end of year                                  $ 3,457,784          $15,573,644
                                                                        ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash payments for interest                                          $   121,452          $   109,178
                                                                        ===========          ===========
    Cash payments for income taxes                                      $     2,400          $     7,434
                                                                        ===========          ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Issuances of common shares for
      Property, plant and equipment                                     $    52,173          $   140,000
    Issuance of warrants and options for deferred
      services and incentives                                               177,099            1,122,003
                                                                        -----------          -----------

                                                                        $   229,272          $ 1,262,003
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

Excess of Purchase Price Over Net Assets Acquired

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill is the result of the excess of the purchase price over the net assets resulting from the acquisition of 51% of Ednet. Goodwill is amortized on a straight-line basis over 15 years. Amortization was approximately $77,000 and $74,000 for the years ended September 30, 2000 and 1999, respectively and is included in general and administrative expenses in the accompanying consolidated Statements of Operations. Excess of purchase price over net assets acquired is reflected in the accompanying consolidated Balance Sheets net of accumulated amortization of approximately $169,000 and $92,000, as of September 30, 2000 and 1999, respectively. The realizability of goodwill is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based upon an undiscounted cash flow analysis to determine whether an impairment has occurred. Although Ednet has experienced losses in the last two fiscal years, management's analysis of undiscounted cash flows indicates there has been no impairment of goodwill.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

HotelView, CareView and ResortView libraries recognize a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on ResortView bookings are recognized when the stays are completed. Currently, Video News Wire and MedicalView divisions recognize revenue when a project is completed and the client is billed. A significant component of Ednet's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Ednet recognizes revenues from equipment installation, webcasting and bridging when the service is performed. Installation and training costs are expensed as incurred. Network usage revenue is recognized based on the customers' monthly usage levels. Ednet leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. TheFirstNews.com recognizes its subscription revenue ratably as service is provided.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 2:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment acquired under capital leases, consists of:


                                                                              September 30,                Useful Lives
                                                                    --------------------------------
                                                                        2000                1999              (Years)
                                                                    ------------        ------------        -----------

Building                                                            $  1,551,189        $  1,551,189                 39
Furniture and fixtures                                                   266,988             210,388                  7
Equipment                                                              3,272,290           2,321,478               3-10
Video library content                                                    429,175             243,750                2-3
Software                                                               1,026,143           1,066,245                3-5
Leasehold improvements                                                   104,837              26,183                  5
                                                                    ------------        ------------
                                                                       6,650,622           5,419,223
Less:  Accumulated depreciation
         And amortization                                             (2,854,966)         (1,809,816)
                                                                    ------------        ------------

                                                                    $  3,795,656        $  3,609,417
                                                                    ============        ============

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 3: NOTES PAYABLE - RELATED PARTY AND OTHER DEBT(CONTINUED)

Line of Credit

As of September 30, 2000, the Company had a line of credit of $100,000 with a financial institution. The line of credit bears interest at the institution's published reference rate plus 2.5% (12% at September 30, 2000). The line of credit is secured by the assets of Ednet. During the year, the Company borrowed $100,000 against the line of credit; however, there is no balance on the line of credit as of September 30, 2000.

Mortgage Note Payable
Mortgage note payable consists of the following as of September 30:


                                                                                                  2000                 1999
                                                                                               -----------          -----------
Note payable to an unrelated financial institution, interest payable at 8.75%
  on a 15 year amortization, unpaid principal balance and any accrued interest due September 30, 2002, secured by a mortgage on VDC's facility in Pompano
  Beach, Florida                                                                               $   893,072          $   931,667

      Less:  current portion                                                                       (44,181)             (40,492)
                                                                                               -----------          -----------

      Long term portion                                                                        $   848,891          $   891,175
                                                                                               ===========          ===========

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

Future minimum lease payments required under the noncancelable leases are as follows:


                                                                                 Operating               Capital
                           Year Ending September 30:                               Leases                 Leases
                                                                                 ---------               ------
                             2001                                                $ 159,016               $ 4,239
                             2002                                                  159,016                    --
                             2003                                                  145,761                    --
                                                                                 ---------               -------

                                    Total minimum lease payments                 $ 463,793                 4,239
                                                                                 ---------
                           Less amount representing interest                                                 194
                                                                                                         -------
                           Present value of net minimum lease payments                                     4,045
                           Less current portion                                                            4,045
                                                                                                         -------
                                    Long-term portion                                                    $    --
                                                                                                         =======

Total rental expense for all operating leases for the years ended September 30, 2000 and 1999 amounted to $164,872 and $137,521, respectively.

Employment Contracts

In January 1998, the Company's President and Vice President entered into amended employment agreements with the Company. The three-year contracts provided for the granting of 375,000 stock options to the President and the Vice President at an exercise price of $2.125, representing the fair value at the date of grant, to vest at the rate of 125,000 on each anniversary of the effective date of the amended contract. These contracts were amended in September 1999 to extend the term for two-years and grant an additional 250,000 stock options with an exercise price of $8.875, representing the fair value at the date of grant, to each executive to vest at the rate of 125,000 shares on each anniversary of the effective date of the contract. The amended contracts increase the annual salary to $195,000, each. The contracts further provide for an annual bonus in cash or stock equal to 2% of the Company's increase in earnings as defined therein.

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

NOTE 6:  REVENUE

Revenue by type for the years ended September 30, 2000 and 1999 is as follows:

                                                                                                      2000                 1999
                                                                                                   -----------          -----------
Contract revenue                                                                                   $   691,657          $   393,322
Webcasting and related services                                                                      1,180,802              327,823
Sales:
   Equipment sales                                                                                   1,410,122            1,160,617
   Installation fees                                                                                   808,078              647,174
   Usage fees                                                                                        1,604,336            1,393,003
   Web design and consulting                                                                                --              472,146
   Other                                                                                               173,440               70,072
                                                                                                   -----------          -----------

                                                                                                   $ 5,868,435          $ 4,464,157
                                                                                                   ===========          ===========

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

                                                                                            2000
                                                                                        ------------

                                                                        Visual              Ednet               Total
                                                                    -------------       ------------        -------------
Revenue from unaffiliated customers                                 $   1,714,916       $  4,153,519        $   5,868,435

Cost of revenue                                                         3,007,646          4,016,596            7,024,242

   General and administrative                                           4,089,945          1,877,096            5,967,041
   Sales and marketing                                                  4,749,985            670,075            5,420,060
                                                                    -------------       ------------        -------------
         Total operating expenses                                       8,839,930          2,547,171           11,387,101
                                                                    -------------       ------------        -------------
         Loss from operations                                         (10,132,660)        (2,410,248)         (12,542,908)
                                                                    -------------       ------------        -------------

Other income (expense)
   Interest income                                                        556,040             11,536              567,576
   Rental income                                                           81,665                 --               81,665
   Loss on disposal of assets                                             (12,251)                --              (12,251)
   Interest expense                                                       (90,434)           (38,790)            (129,224)
   Minority interest share of losses                                      635,959                 --              635,959
                                                                    -------------       ------------        -------------
         Total other income (expense)                                   1,170,979            (27,254)           1,143,725
                                                                    -------------       ------------        -------------
Loss before income tax provision                                       (8,961,681)        (2,437,502)         (11,399,183)

   Income tax provision                                                        --              2,400                2,400
                                                                    -------------       ------------        -------------

   Net loss                                                         $  (8,961,681)      $ (2,439,902)       $ (11,401,583)
                                                                    =============       ============        =============

   Depreciation and amortization                                    $     961,538       $    186,655        $   1,148,193
                                                                    -------------       ------------        -------------

   Assets                                                           $   8,313,914       $  2,516,398        $  10,830,312
                                                                    -------------       ------------        -------------

   Capital expenditures                                             $     950,801       $    266,375        $   1,217,176
                                                                    -------------       ------------        -------------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                                                                            1999
                                                                                        ------------
                                                                        Visual              Ednet               Total
                                                                    -------------       ------------        -------------
Revenue from unaffiliated customers                                 $     723,075       $  3,741,082        $   4,464,157

Cost of revenue                                                         2,028,376          2,898,541            4,926,917

   General and administrative                                           4,084,523          1,254,159            4,636,003
   Sales and marketing                                                  1,357,609            551,480            2,611,768
                                                                    -------------       ------------        -------------
         Total operating expenses                                       5,442,132          1,805,639            7,247,771
                                                                    -------------       ------------        -------------
         Loss from operations                                          (6,747,433)          (963,098)          (7,710,531)
                                                                    -------------       ------------        -------------

Other income (expense)
   Interest income                                                        205,967             13,706              219,673
   Rental income                                                           76,410                 --               76,410
   Loss on disposal of assets                                             (13,323)              (818)             (14,141)
   Interest expense                                                       (86,405)           (22,773)            (109,178)
   Minority interest share of losses                                      386,825                 --              386,825
                                                                    -------------       ------------        -------------
         Total other income (expense)                                     569,474             (9,885)             559,589
                                                                    -------------       ------------        -------------
Loss before income tax provision                                       (6,177,959)          (972,983)          (7,150,942)

   Income tax provision                                                        --              7,434                7,434
                                                                    -------------       ------------        -------------

   Net loss                                                         $  (6,177,959)      $   (980,417)       $  (7,158,376)
                                                                    =============       ============        =============

   Depreciation and amortization                                    $     735,425       $    122,380        $     857,805
                                                                    -------------       ------------        -------------

   Assets                                                           $  20,330,087       $  2,080,735        $  22,410,822
                                                                    -------------       ------------        -------------

   Capital expenditures                                             $     588,792       $    258,729        $     847,521
                                                                    -------------       ------------        -------------

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

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity is as follows:

                                                                       2000                             1999
                                                            -------------------------        -------------------------
                                                                             Weighted                         Weighted
                                                             Number           Average         Number          Average
                                                               Of            Exercise           of            Exercise
                                                             Shares           Price           Shares           Price
                                                            ---------        --------        ---------        --------
Balance, beginning of year                                  4,429,635        $  5.86         1,935,041
                                                                                                              $  3.82
Expired during year                                          (605,900)       $ 11.55                --             --

Granted during year                                         1,192,650        $  7.47         2,711,300        $  8.15
Exercised during year                                         (50,000)       $  2.13          (216,706)       $   .15
                                                            ---------                        ---------
Balance, end of year                                        4,966,385        $  5.59         4,429,635        $  5.86
                                                            =========                        =========

Exercisable at end of year                                  3,648,885        $  5.09         2,844,635        $  5.57

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 10:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES (CONTINUED)

The following table summarizes information about the Company's outstanding and exercisable stock options at September 30, 2000:

                                                               Outstanding                         Exercisable
                                                                Weighted                     ------------------------
                                                                 Average      Weighted                       Weighted
                                                                Remaining     Average                        Average
                                                               Contractual    Exercise                       Exercise
Range of Exercise Price                          Shares       Life (Years)     Price           Shares         Price
                                                ---------     ------------    --------       ---------       --------

$.00016 - $2.125                                2,543,735          2.25        $ 2.07        2,261,235        $ 2.07
$2.25 - $4.50                                     730,000          2.58        $ 3.00          560,000        $ 2.68
$7.313 - $17.188                                1,692,650          3.92        $11.99          827,650        $14.97
                                                ---------        ------        ------        ---------        ------
                                                4,966,385          2.83        $ 5.59        3,648,885        $ 5.09


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

Commencing on the effective date of a registration statement covering the shares of common stock underlying the conversion option, Visual Data has the right to sell to the purchasers an additional $1,000,000 principal amount of Convertible Debentures and five year warrants to purchase an additional 50,000 shares of its common stock, the conversion price and exercise price of which shall be identical to those described above.

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

SportSoft Golf, Inc. Merger with VDC Subsidiary

In December 2000 VDC, and SportSoft Golf, Inc., a Delaware corporation ("SSG"), and certain shareholders of SSG entered into an Agreement and Plan of Merger dated as of December 1, 2000 (the "Merger Agreement"), which provides, among other things, that, upon the terms and subject to conditions thereof, which includes the approval of SSG's stock holders', a wholly-owned subsidiary of VDC ("Acquisition Sub") will be merged with and into SSG, with SSG being the surviving corporation in the merger. In the merger, all outstanding shares of common stock of SSG issued and outstanding shall be converted into the right to receive .0969 shares of restricted common stock of VDAT, par value $.0001. The aggregate number of VDAT shares to be received by the SSG shareholders will be 1,686,445.

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