Form 10QSB/A
period 2000-12-31
VISUAL DATA CORP
filed 2001-04-26
CIK 919130

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




                                                                          2000
                                      ---------------------------------------------------------------------------
(in Thousands)                        Travel       On-Line      Financial      Network       Other          Total
                                      ------       -------      ---------      -------       -----          -----

Revenue                              $ 164         $ 618         $   6         $ 819         $  93         $ 1,700
Cost of revenue/allocation             177           317           114           751            56           1,415
                                     -----         -----         -----         -----         -----         -------
Gross profit (loss)                    (13)          301          (108)           68            37             285
General and administrative             113            19           180           352            29             693
Sales and marketing                    352            79           192           222           175           1,020
   Corporate allocation                272           228           227           136            46             909
Total operating costs                  737           326           599           710           250           2,622
Loss from operations                  (750)          (25)         (707)         (642)         (213)         (2,337)
                                     -----         -----         -----         -----         -----         -------
Other income (expense)
   Interest income                      --            --            --             1            43              44
   Rental and other income              --            --            --            (5)           21              16
Interest expense                        --            --            --            (4)         (335)           (339)
   Minority interest                    --            --            --            --            --              --
                                     -----         -----         -----         -----         -----         -------
Total other income (expense)            --            --            --            (8)         (271)           (279)
                                     -----         -----         -----         -----         -----         -------
Net loss                             $(750)        $ (25)        $(707)        $(650)        $(484)        $(2,616)
                                     =====         =====         =====         =====         =====         =======

Depreciation and amortization        $  86         $  72         $  53         $  48         $  32         $   291
                                     -----         -----         -----         -----         -----         -------


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE 5:  SEGMENT INFORMATION (CONTINUED)



                                                                          1999
                                      ---------------------------------------------------------------------------
(in Thousands)                        Travel       On-Line      Financial      Network       Other          Total
                                      ------       -------      ---------      -------       -----          -----
Revenue                              $    67       $ 247         $  --         $1,018        $  70         $ 1,402

Cost of revenue/allocation               225         131           128            942          195           1,621
                                     -------       -----         -----          -----        -----         -------
Gross profit (loss)                     (158)        116          (128)            76         (125)           (219)
General and administrative                96           4            --            337           73             510
Sales and marketing                      582          71           261            116          420           1,450
   Corporate allocation                  173         138           138            103           22             574
                                     -------       -----         -----          -----        -----         -------
Total operating costs                    851         213           399            556          515           2,534
                                     -------       -----         -----          -----        -----         -------
Loss from operations                  (1,009)        (97)         (527)          (480)        (640)         (2,753)
                                     -------       -----         -----          -----        -----         -------
Other income (expense)
   Interest income                        --          --            --              3          174             177
   Rental and other income                --          --            --             --           20              20
Interest expense                          --          --            --            (10)         (22)            (32)
   Minority interest                      --          --            --             --          115             115
                                     -------       -----         -----          -----        -----         -------
Total other income (expense)              --          --            --             (7)        (287)            280
                                     -------       -----         -----          -----        -----         -------
Net loss                             $(1,009)      $ (97)        $(527)         $(487)       $(353)        $(2,473)
                                     =======       =====         =====          =====        =====         =======

Depreciation and amortization        $    71       $  43         $  38          $  45        $  56         $   253
                                     -------       -----         -----          -----        -----         -------



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