Form 10KSB40/A
period 2000-09-30
VISUAL DATA CORP
filed 2001-04-27
CIK 919130

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                 Amendment No.2


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





         The Visual Data Travel Group, which represented approximately 6% of our revenues for the year ended September 30, 2000, generates revenues from production and distribution fees. We own or co-own virtually all the content we create, which we believes provides us with desirable content for syndication.

Visual Data On-line Broadcast and Production Group


         The Visual Data On-line Broadcast and Production group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and information distribution (Internet, broadcast TV and radio) for any business entity, and can provide point-to-point audio and video transport worldwide. Significant to this business division is our strategic partnership with the Internet's leading press release service, PR Newswire, providing a global sales force to promote the VDC broadband corporate services packages. Visual Data also completed development of a suite of trade show related broadband media services including a "Virtual Exhibit Hall", rich-video filming, key-note speaker interview vignettes, and conference webcasting. All have the benefit of extending the life of a trade show, a highly attractive proposition for show producers and exhibitors alike. Our On-line Broadcast and Production Group, which represented approximately 18% of our revenues for the year ended September 30, 2000, generates revenues through production and distribution fees.



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


         Ednet manages a rapidly expanding global network of over 500 North American Affiliates, and nearly 200 International Associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. Our Network Solutions Group, which represented approximately 71% of our revenues for the year ended September 30, 2000, generates revenues from the sales, rental and installation of equipment, network usage, distribution fees and other related fees.


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


         TheFirstNews.com affords investors and financial professionals accessibility to timely, filtered financial and news information, including press releases, Internet webcasts and teleconferences. Subscribers benefit from VDC generated proprietary content and reported stories, improved programming, additional news sources and trading tools. Our Financial Solutions Group, which represented less than 1% of our revenues for the year ended September 30, 2000, generates revenues from monthly subscription fees, revenue sharing arrangements with affiliates, advertising fees and content licensing fees.



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

Plan of Operation


         Our current plan of operation includes continuing to expand the marketing of our video libraries, the development and marketing of our new on-line products and services and to continue to look for synergistic acquisition opportunities. Like many companies within in our industry, however, in the future we may experience difficulties in raising additional capital or our revenues may otherwise be adversely affected by the slowing economy. We are unable at this time, however, to predict what effect any of these possible future events may have on our plan of operation.



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


(11) Includes up to 1,115,556 shares of common stock issuable upon the conversion of $1,040,000 principal amount of convertible debentures presently outstanding, assuming a conversion at the floor price of $.90 per share, up to 350,000 shares of common stock issuable upon the exercise of presently outstanding warrants, but excludes additional shares of common stock, including shares of common stock underlying warrants we will issue, if we exercise our right to sell Halifax Fund, LP additional convertible debentures. The floor conversion price of the debentures is subject to adjustment on December 8, 2001 to an amount equal to 90% of the average of the three lowest closing bid prices for the 20 trading days prior to that date. Accordingly, we are unable to predict at this time any adjustment in the floor conversion price on December 8, 2001, and as a result the potential full dilutive nature of the conversion formula, as it will be based upon an adjustment calculated on future market prices. The convertible debentures provide, however, that the number of shares of common stock into which they are convertible, when added together with all other shares of our common stock beneficially owned by the holder and its affiliates, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. Halifax Fund, LP and Paladin Opportunity Fund LLC are affiliates. Halifax Fund, LP's address is c/o The Paladin Group, 195 Maplewood Avenue, Maplewood, New Jersey 07040.



(12) Includes up to 1,111,111 shares of common stock issuable upon the conversion of $1,000,000 principal amount of convertible debentures presently outstanding, assuming a conversion at the floor price of $.90 per share, up to 350,000 shares of common stock issuable upon the exercise of presently outstanding warrants, but excludes additional shares of common stock, including shares of common stock underlying warrants we will issue, if we exercise our right to sell Paladin Opportunity Fund, LLC additional convertible debentures. The floor conversion price of the debentures is subject to adjustment on December 8, 2001 to an amount equal to 90% of the average of the three lowest closing bid prices for the 20 trading days prior to that date. Accordingly, we are unable to predict at this time any adjustment in the floor conversion price on December 8, 2001, and as a result the potential full dilutive nature of the conversion formula, as it will be based upon an adjustment calculated on future market prices. The convertible debentures provide, however, that the number of shares of common stock into which they are convertible, when added together with all other shares of our common stock beneficially owned by the holder and its affiliates, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. Paladin Opportunity Fund, LLC and Halifax Fund, LP are affiliates. Paladin Opportunity Fund, LLC's address is c/o The Paladin Group, 195 Maplewood Avenue, Maplewood, New Jersey 07040.


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