Form 10KSB40/A
period 2000-09-30
VISUAL DATA CORP
filed 2001-05-21
CIK 919130

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                 Amendment No. 3


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

Plan of Operation


         Our current plan of operation includes continuing to expand the marketing of our video libraries, the development and marketing of our new on-line products and services and to continue to look for synergistic acquisition opportunities. The continued implementation of our plan of operation may require us to raise additional working capital. In recent months, as a result of the poor market performance of many Internet-based companies and the resulting decline in market prices of these companies, the number of sources for working capital for Internet-based companies such as ours have significantly decreased. To date, despite these poor market conditions, we have not experienced any significant difficulty in identifying working capital sources and securing the capital as needed. Like many companies within in our industry, however, in the future we may experience difficulties in raising additional capital or our revenues may otherwise be adversely affected by the slowing economy. We are unable at this time, however, to predict what effect any of these possible future events may have on our plan of operation.



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


(11) Includes up to 1,115,556 shares of common stock issuable upon the conversion of $1,040,000 principal amount of convertible debentures presently outstanding, assuming a conversion at the floor price of $.90 per share, up to 350,000 shares of common stock issuable upon the exercise of presently outstanding warrants, but excludes additional shares of common stock, including shares of common stock underlying warrants we will issue, if we exercise our right to sell Halifax Fund, LP additional convertible debentures. The floor conversion price of the debentures is subject to adjustment on December 8, 2001 to an amount equal to 90% of the average of the three lowest closing bid prices for the 20 trading days prior to that date. Accordingly, we are unable to predict at this time any adjustment in the floor conversion price on December 8, 2001, and as a result the potential full dilutive nature of the conversion formula, as it will be based upon an adjustment calculated on future market prices. If we were to assume the average market price of our common stock for the 20 trading days prior to December 8, 2001 was $1.903 (which represents the average market price for the 20 trading days prior to May 15, 2001), the variable conversion price at December 8, 2001 would be $1.71 and the resulting reset floor conversion price would be $.855 per share, which is 50% of the variable conversion price. The convertible debentures provide, however, that the number of shares of common stock into which they are convertible, when added together with all other shares of our common stock beneficially owned by the holder and its affiliates, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. Halifax Fund, LP and Paladin Opportunity Fund LLC are affiliates. Halifax Fund, LP's address is c/o The Paladin Group, 195 Maplewood Avenue, Maplewood, New Jersey 07040.

(12) Includes up to 1,111,111 shares of common stock issuable upon the conversion of $1,000,000 principal amount of convertible debentures presently outstanding, assuming a conversion at the floor price of $.90 per share, up to 350,000 shares of common stock issuable upon the exercise of presently outstanding warrants, but excludes additional shares of common stock, including shares of common stock underlying warrants we will issue, if we exercise our right to sell Paladin Opportunity Fund, LLC additional convertible debentures. The floor conversion price of the debentures is subject to adjustment on December 8, 2001 to an amount equal to 90% of the average of the three lowest closing bid prices for the 20 trading days prior to that date. Accordingly, we are unable to predict at this time any adjustment in the floor conversion price on December 8, 2001, and as a result the potential full dilutive nature of the conversion formula, as it will be based upon an adjustment calculated on future market prices. If we were to assume the average market price of our common stock for the 20 trading days prior to December 8, 2001 was $1.903 (which represents the average market price for the 20 trading days prior to May 15, 2001), the variable conversion price at December 8, 2001 would be $1.71 and the resulting reset floor conversion price would be $.855 per share, which is 50% of the variable conversion price. The convertible debentures provide, however, that the number of shares of common stock into which they are convertible, when added together with all other shares of our common stock beneficially owned by the holder and its affiliates, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. Paladin Opportunity Fund, LLC and Halifax Fund, LP are affiliates. Paladin Opportunity Fund, LLC's address is c/o The Paladin Group, 195 Maplewood Avenue, Maplewood, New Jersey 07040.


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


       Signature                          Title                        Date
       ---------                          -----                        ----


/s/ Randy S. Selman                Director, President,           May 21, 2001
----------------------------       Chief Executive Officer
Randy S. Selman



/s/ Gail Babitt                    Chief Financial Officer and    May 21, 2001
----------------------------       Principal Accounting Officer
Gail Babitt


/s/Alan Saperstein                 Director and Executive         May 21, 2001
----------------------------       Vice President
Alan Saperstein



----------------------------       Director                       May 21, 2001
Benjamin Swirsky



----------------------------       Director                       May 21, 2001
Brian K. Service



/s/ Eric Jacobs                    Director and Secretary         May 21, 2001
----------------------------
Eric Jacobs



/s/ Robert J. Wussler              Director                       May 21, 2001
----------------------------
Robert J. Wussler


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