Form 10QSB
period 2001-03-31
VISUAL DATA CORP
filed 2001-05-21
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to
                                                 ---------    -----------

         Commission file number 000-22849

                             VISUAL DATA CORPORATION
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
                 -----------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                                   65-0420146

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 1, 2001 the registrant had issued and outstanding 11,770,543 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

                                                                                Page Number
                                                                                -----------
Table of Contents                                                                     1

Condensed Consolidated Balance Sheets At March 31, 2001
(Unaudited) and September 30, 2000                                                    2

Condensed Consolidated Statements of Operations for the Six Months and
Three Months Ended March 31, 2001 and 2000 (Unaudited)                                4

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended March 31, 2001 and 2000 (Unaudited)                                             5

Notes to Unaudited Condensed Consolidated Financial Statements                     6-18

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,        September 30,
                                                                                   2001                2000
                                                                               ------------       -------------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    907,281        $  3,457,784
   Restricted cash                                                                  326,112             316,546
   Accounts receivable, net of allowance for doubtful
      accounts of $214,068 and $268,433, respectively                             1,669,413           1,464,135
   Prepaid expenses                                                               1,590,186             427,306
   Inventories, net of allowance for inventory obsolescence of $538,000             480,821             508,284
   Deferred marketing costs                                                         646,192                  --
   Other current assets                                                             214,399                  --
                                                                               ------------        ------------
                  Total current assets                                            5,834,404           6,174,055

PROPERTY, PLANT AND EQUIPMENT, Net                                                4,017,181           3,795,656

INTANGIBLE ASSETS, Net                                                            5,125,949             581,018

OTHER NON-CURRENT ASSETS                                                             50,227             279,583
                                                                               ------------        ------------

                  Total assets                                                 $ 15,027,761        $ 10,830,312
                                                                               ============        ============



                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                    March 31,          September 30,
                                                                                      2001                  2000
                                                                                  ------------         -------------
                                                                                  (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $  2,480,390         $  1,931,374
   Accrued membership liability                                                      1,422,151                   --
   Deferred revenue                                                                    863,255              499,234
   Current portion of obligations under capital leases                                  18,204                4,045
   Current portion of mortgage note payable                                             46,149               44,181
   Notes payable - related party                                                       125,000              125,000
                                                                                  ------------         ------------
                  Total current liabilities                                          4,955,149            2,603,834

MORTGAGE NOTE PAYABLE, net of current portion                                          825,313              848,891

CAPITAL LEASE OBLIGATIONS, net of current portion                                       28,711                   --

NOTES PAYABLE - 6% CONVERTIBLE DEBENTURES                                            1,263,129                   --

COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 8)

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.0001 per share; authorized 50,000,000
     shares, 11,763,543 and 8,453,358 issued and outstanding, respectively               1,176                  845

   Additional paid-in capital                                                       41,814,163           35,547,326
   Accumulated deficit                                                             (33,859,880)         (28,170,584)
                                                                                  ------------         ------------
                  Total stockholders' equity                                         7,955,459            7,377,587
                                                                                  ------------         ------------

                  Total liabilities and stockholders' equity                      $ 15,027,761         $ 10,830,312
                                                                                  ============         ============


      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                    Six Months Ended March 31,              Three Months Ended March 31,
                                                ---------------------------------         ---------------------------------
                                                   2001                  2000                 2001                 2000
                                                ------------         ------------         ------------         ------------
REVENUE                                         $  4,036,086         $  3,028,147         $  2,335,876         $  1,626,564

COST OF REVENUE                                    3,257,316            3,400,835            1,842,594            1,780,524
                                                ------------         ------------         ------------         ------------

GROSS PROFIT (LOSS)                                  778,770             (372,688)             493,282             (153,960)

OPERATING EXPENSES:
   General and administrative                      4,282,789            2,408,482            2,680,933            1,306,024
   Sales and marketing                             1,823,340            2,640,947              803,027            1,208,771
                                                ------------         ------------         ------------         ------------
            Total operating costs                  6,106,129            5,049,429            3,483,960            2,514,795
                                                ------------         ------------         ------------         ------------

   Loss from operations                           (5,327,359)          (5,422,117)          (2,990,678)          (2,668,755)

OTHER INCOME (EXPENSE):
   Interest income                                    70,138              326,797               25,762              149,650
   Rental and other income, net                       40,968               35,060               25,345               15,033
   Interest expense                                 (473,043)             (62,985)            (134,251)             (31,242)
   Minority interest                                      --              269,477                   --              154,486
                                                ------------         ------------         ------------         ------------
            Total other income (expense)            (361,937)             568,349              (83,144)             287,927
                                                ------------         ------------         ------------         ------------
Net loss                                        $ (5,689,296)        $ (4,853,768)        $ (3,073,822)        $ (2,380,828)
                                                ============         ============         ============         ============
Weighted average shares of common stock
     outstanding                                   9,356,982            8,468,925           10,280,686            8,481,184
                                                ============         ============         ============         ============

Net loss per share - basic and diluted          $       (.61)        $       (.57)        $       (.30)        $       (.28)
                                                ============         ============         ============         ============


      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED MARCH 31,

                                   (Unaudited)

                                                                         2001               2000
                                                                     ------------       ------------
Cash flows used in operating activities                              $ (5,325,369)      $ (5,008,851)

Cash flows used in investing activities                                  (959,555)          (860,133)

Cash flows provided by financing activities                             3,734,421            147,439
                                                                     ------------       ------------

Net decrease in cash and cash equivalents                              (2,550,503)        (5,721,545)

Cash and cash equivalents, beginning of period                          3,457,784         15,573,644
                                                                     ------------       ------------

Cash and cash equivalents, end of period                             $    907,281       $  9,852,099
                                                                     ============       ============


      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Visual Data Corporation ("VDC" or the "Company") is comprised of five operating groups; Visual Data Travel Group, Visual Data On-line Broadcast and Production Group, Visual Data Networking Solutions Group, Visual Data Financial Solutions Group and Visual Data Golf, Leisure and Syndication Group. VDC is a full service provider of streaming-content applications, production services and media solutions, primarily in the United States. Using advanced technology and information solutions, the Company provides a sensory-rich experience to businesses and consumers enabling them to make superior decisions. The Company has developed a substantial library containing short concise vignettes on various topics such as travel, medicine, finance and corporate information. The Company also contains a golf publication and e-commerce division that provides benefits to the Company's members. During the six months and three months ended March 31, 2001 and 2000, the primary distribution channel for all of VDC's libraries was the Internet. VDC and its wholly-owned subsidiaries are Florida corporations.

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

On February 27, 2001, the Company completed the acquisition of 100% of the outstanding stock of SportSoft Golf, Inc. SportSoft Golf, Inc. was merged with Golf Society of the U.S., a wholly owned subsidiary of the Company. The accompanying financial statements reflect the consummation of the acquisition as of January 1, 2001.

The Company has incurred losses since its inception, has an accumulated deficit of $33,859,880 at March 31, 2001, and its operations have been financed primarily through the issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of VDC and its subsidiaries, HotelView Corporation ("HotelView"), CareView Corporation ("CareView"), Video News Wire Corporation, ResortView Corporation ("ResortView"), AttractionView Corporation, MedicalView Corporation, TheFirstNews.com, Inc., Golf Society of the U.S. and Ednet. All significant intercompany accounts and transactions have been eliminated in consolidation.

VDC has recognized the minority interest's 49% share of the ownership in Ednet in the accompanying consolidated financial statements, net of the minority interest's 49% share in Ednet's cumulative net losses. The minority interest's 49% share in Ednet's cumulative net losses through March 31, 2001 and September 30, 2000 was in excess of the minority interest's original investment by approximately $218,000 and $174,000, respectively. VDC has eliminated the minority interest liability to zero in the accompanying consolidated balance sheets and is currently including 100% of Ednet's losses. VDC will restore the minority interest's 49% share in Ednet when and if the cumulative earnings in Ednet become positive.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE

For the six months and three months ended March 31, 2001 and 2000, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, was 10,883,556 at March 31, 2001.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, as amended. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended was adopted by the Company on October 1, 2000. Adoption of the Statement had an immaterial impact on the Company's consolidated financial position and results of operations.

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

INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2000 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of March 31, 2001 and the results of their operations and cash flows for the six months and three months ended March 31, 2001 and 2000. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2001.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

In conjunction with this transaction, the Company issued the purchasers (i) a one year warrant to purchase an aggregate of 500,000 shares of VDC common stock at an exercise price of $4.00 per share, and (ii) a five year warrant to purchase an aggregate of 250,000 shares of VDC common stock at an exercise price of $2.13 per share (collectively, the "Warrants"). The warrants include a cashless exercise feature in the event the Company is unable to register the common stock underlying the warrants. In accordance with the provisions of EITF 96-13, the warrants are classified as a liability in the accompanying consolidated balance sheet and changes in the fair value of the warrants are recorded through income.

On January 23, 2001, the Company sold an additional 800,000 shares of common stock for $1.25 per share. As a result of the anti-dilution provisions of the Warrants, the number of shares issuable upon the exercise of the five year warrants has been increased to 259,375 shares and the exercise price of the one-year warrants has been reduced to $2.053 per share.

On January 25, 2001 Halifax Fund LP and Paladin Opportunity Fund LLP, holders of the Company's 6% Convertible Debentures converted $800,000 of principal and $6,312 of accrued interest into 803,470 shares of the Company's common stock at a conversion price of $1.003 per share pursuant to the terms of the debentures in a a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. After this conversion, an aggregate of $1,240,000 principal amount of 6% Convertible Debentures remain outstanding.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2:  NOTES PAYABLE - 6% DEBENTURE (Continued)

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

Commencing on the effective date of a registration statement covering the common shares underlying the convertible debentures and related warrants, VDC has the right to sell to the purchasers an additional $1,000,000 principal amount of 6% Convertible Debentures. In the put right, the obligation of the purchasers to purchase these securities is several and not joint, and shall be allocated pro rata based upon the amount of 6% Convertible Debentures and Warrants purchased.

NOTE 3:  THEFIRSTNEWS.COM STOCK OFFERING

In December 2000, TheFirstNews.com, Inc. ("TFN"), a subsidiary of the Company, in a private offering sold Units, each Unit consisting of 10,000 shares of TFN common stock and 20,000 shares of TFN 10% redeemable, convertible preferred stock. The purchase price for each unit was $50,000. TFN received net proceeds of approximately $.8 million. TFN has the right to redeem each block of 20,000 shares of preferred stock included in each Unit, at any time from the closing of the offering until 12 months thereafter, after providing the holder with 10 days notice, for $50,000 per 20,000 shares of preferred stock plus accrued and unpaid interest. In the event TFN fails to redeem the preferred stock within 12 months after the closing of the offering, the preferred stock shall be automatically converted into common stock at the conversion rate of one share of preferred stock for one share of common stock. In the event TFN fails to either file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission for the public offering of TFN's common stock within 12 months of the closing of the offering, or such registration statement has not been declared effective within six months of its initial filing with the Securities and Exchange Commission, the investors shall have the right to convert those shares of TFN common stock received initially with the Units and those received upon conversion of the preferred stock into shares of VDC common stock, at the conversion rate of one share of TFN common stock for two shares of VDC common stock. Minority interest relating to this transaction was insignificant.

In March 2001, an additional two Units, the over allotment Units, were sold from the TFN offering. TFN received net proceeds of approximately $.1 million.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 4:  ACQUISITION OF SPORTSOFT GOLF, INC.

In February 2001, the Company completed the acquisition of SportSoft, Golf, Inc. The Company issued 1,686,445 shares of common stock in Visual Data Corporation in exchange for 100% of the common stock of SportSoft Golf, Inc., which was merged into a wholly-owned subsidiary of the Company, Golf Society of the U.S. The value of the common stock issued to shareholders of SportSoft Golf, Inc. was approximately $2.3 million, based upon a share value of $1.375 on December 22, 2000. December 22, 2000 was the date the Company executed the management agreement and began to control the day-to-day operations of SportSoft, Golf, Inc. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $2.2 million. Therefore, as a result of the acquisition the Company recorded approximately $4.5 million in intangible assets. The allocation of the intangible assets was approximately $1.7 million to membership lists and approximately $2.8 million to goodwill. The amortization of the membership lists and goodwill is 5 years, on an accelerated basis, and 10 years, straight-line method, respectively.

Upon consummation of the management agreement, the Company entered into employment agreements with the two principals of SportSoft Golf, Inc. The employment agreements are for two years and result in a total commitment of approximately $.4 million.

The following table sets forth the unaudited pro forma consolidated results of operations for the three and six months ended March 31, 2001 and 2000 giving effect to the acquisition of SportSoft Golf, Inc. as if the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):

                        Six Months Ended             Three Months Ended
                            March 31,                     March 31,
                     ---------------------           ------------------
                      2001           2000             2001       2000
                     -------       -------           -------    -------
Revenues             $ 4,741       $ 3,779           $ 2,336    $ 2,181
Net Loss              (6,846)       (7,725)           (3,074)    (3,734)
Net loss per share      (.64)         (.76)             (.30)      (.37)

The above unaudited pro forma consolidated results of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 5:  SEGMENT INFORMATION

The Company's operations are comprised of five operating groups; Visual Data Travel Group, Visual Data On-Line Broadcast and Production Group, Visual Data Financial Solutions Group, Visual Data Golf, Leisure and Syndication Group and Visual Data Networking Solutions Group. These operating units are managed from the Company's Pompano Beach facility and the facility run by Ednet. The Company's management relies on reports generated by two separate management accounting systems which present various data for management to run the businesses. Management makes financial decisions and allocates resources relating to profit and loss based on the information it receives from these systems. Management makes financial decisions and allocates resources relating to assets and capital expenditures on a consolidated basis.

All material balances related to Company sales, primary business activities, and location of property, plant and equipment are within the United States.

For the six months ended March 31, 2001 and 2000 the Company provided webcasting services to a single customer, which represented 24% and 15% of total consolidated revenues, respectively. Revenues for such customer totaled approximately $978,000 and $440,000 for the six months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000 the Company provided webcasting services to a single customer, which represented 18% and 12% of total consolidated revenues, respectively. Revenues for such customer totaled approximately $429,000 and $197,000 for the three months ended March 31, 2001 and 2000, respectively. The contract with this customer can be terminated upon a 30-day notification.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5:  SEGMENT INFORMATION (CONTINUED)

Detailed below are the results of operations by segment for the six months ended March 31, 2001.

                                                                             2001
                                    -----------------------------------------------------------------------------------
(in Thousands)                      Travel       On-Line     Financial      Golf        Network      Other       Total
                                    -------      -------     ---------     -------      -------      -----      -------
Revenue                             $   357      $ 1,143      $     7      $   483      $ 1,925      $ 121      $ 4,036

Cost of revenue/allocation              394          567          226          287        1,725         58        3,257
                                    -------      -------      -------      -------      -------      -----      -------

Gross profit (loss)                     (37)         576         (219)         196          200         63          779

General and administrative              193           44          335          913          670         35        2,190
Sales and marketing                     569          171          343           93          455        192        1,823
Corporate allocation                    419          419          419          419          313        104        2,093
                                    -------      -------      -------      -------      -------      -----      -------
Total operating costs                 1,181          634        1,097        1,425        1,438        331        6,106
                                    -------      -------      -------      -------      -------      -----      -------
Loss from operations                 (1,218)         (58)      (1,316)      (1,229)      (1,238)      (268)      (5,327)
                                    -------      -------      -------      -------      -------      -----      -------

Other income (expense)
   Interest income                       --           --           --            2            1         67           70
   Rental and other income               --           --           --           --            1         40           41
   Interest expense                      --           --           --           --           (8)      (465)        (473)
   Minority interest                     --           --           --           --           --         --           --
                                    -------      -------      -------      -------      -------      -----      -------
Total other income (expense)             --           --           --            2           (6)      (358)        (362)
                                    -------      -------      -------      -------      -------      -----      -------

Net loss                            $(1,218)     $   (58)     $(1,316)     $(1,227)     $(1,244)     $(626)     $(5,689)
                                    =======      =======      =======      =======      =======      =====      =======

Depreciation and amortization       $   179      $   155      $   118      $   103      $   110      $ 161      $   826
                                    -------      -------      -------      -------      -------      -----      -------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5:  SEGMENT INFORMATION (CONTINUED)

Detailed below are the results of operations by segment for the six months ended March 31, 2000.

                                                                             2000
                                    -------------------------------------------------------------------------------------------
(in Thousands)                      Travel        On-Line      Financial      Golf        Network         Other          Total
                                    -------       -------      ---------     -------      -------        -------        -------
Revenue                             $   160        $ 475        $    --          --         2,260           $133        $ 3,028

Cost of revenue/allocation              475          266            228          --         2,056            376          3,401
                                    -------        -----        -------        ----       -------        -------        -------

Gross profit (loss)                    (315)         209           (228)         --           204           (243)          (373)

General and administrative              216           11             --          --           697            139          1,063
Sales and marketing                     949          120            593          --           293            686          2,641
Corporate allocation                    188          151            743          --           113            150          1,345
                                    -------        -----        -------        ----       -------        -------        -------
Total operating costs                 1,353          282          1,336          --         1,103            975          5,049
                                    -------        -----        -------        ----       -------        -------        -------
Loss from operations                 (1,668)         (73)        (1,564)         --          (899)        (1,218)        (5,422)
                                    -------        -----        -------        ----       -------        -------        -------

Other income (expense)
   Interest income                       --           --             --          --             5            322            327
   Rental and other income               --           --             --          --            (2)            37             35
   Interest expense                      --           --             --          --           (19)           (44)           (63)
   Minority interest                     --           --             --          --            --            269            269
                                    -------        -----        -------        ----       -------        -------        -------
Total other income (expense)             --           --             --          --           (16)           584            568
                                    -------        -----        -------        ----       -------        -------        -------

Net loss                            $(1,668)       $ (73)       $(1,564)       $ --       $  (915)       $  (634)       $(4,854)
                                    =======        =====        =======        ====       =======        =======        =======

Depreciation and amortization       $   137        $  79        $    68        $ --       $    93        $   112        $   489
                                    -------        -----        -------        ----       -------        -------        -------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 5:  SEGMENT INFORMATION (CONTINUED)

Detailed below are the results of operations by segment for the three months ended March 31, 2001.

                                                                          2001
                                   --------------------------------------------------------------------------------------
(in Thousands)                     Travel        On-Line    Financial      Golf        Network       Other         Total
                                   -------       -------    ---------     -------      -------      -------       -------
Revenue                             $  193        $ 524       $    1      $   483      $ 1,106      $   29        $ 2,336

Cost of revenue/allocation             217          249          112          287          974           4          1,843
                                    ------        -----       ------      -------      -------      ------        -------

Gross profit (loss)                    (24)         275         (111)         196          132          25            493

General and administrative              81           24          155          914          317           6          1,497
Sales and marketing                    217           92          151           93          233          17            803
Corporate allocation                   146          191          191          419          178          59          1,184
                                    ------        -----       ------      -------      -------      ------        -------
Total operating costs                  444          307          497        1,426          728          82          3,484
                                    ------        -----       ------      -------      -------      ------        -------
Loss from operations                  (468)         (32)        (608)      (1,230)        (596)        (57)        (2,991)
                                    ------        -----       ------      -------      -------      ------        -------

Other income (expense)
   Interest income                      --           --           --            2           --          24             26
   Rental and other income              --           --           --           --            6          19             25
   Interest expense                     --           --           --           --           (4)       (130)          (134)
   Minority interest                    --           --           --           --           --          --             --
                                    ------        -----       ------      -------      -------      ------        -------
Total other income (expense)            --           --           --            2            2         (87)           (83)
                                    ------        -----       ------      -------      -------      ------        -------

Net loss                            $ (468)       $ (32)      $ (608)     $(1,228)     $  (594)     $ (144)       $(3,074)
                                    ======        =====       ======      =======      =======      ======        =======

Depreciation and amortization       $   93        $  83       $   65      $   103      $    62      $  129        $   535
                                    ------        -----       ------      -------      -------      ------        -------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 5:  SEGMENT INFORMATION (CONTINUED)

Detailed below are the results of operations by segment for the three months ended March 31, 2000.

                                                                              2000
                                    -----------------------------------------------------------------------------------------
(in Thousands)                      Travel       On-Line     Financial       Golf        Network         Other         Total
                                    ------       -------     ---------      -------      -------        -------       -------
Revenue                             $   93        $ 227       $    --        $  --       $ 1,243        $   64        $ 1,627

Cost of revenue/allocation             250          135           101           --         1,114           181          1,781
                                    ------        -----       -------        -----       -------        ------        -------

Gross profit (loss)                   (157)          92          (101)          --           129          (117)          (154)

General and administrative             120            7            --           --           360            65            552
Sales and marketing                    366           49           331           --           178           285          1,209
Corporate allocation                    16           12           605           --            10           111            754
                                    ------        -----       -------        -----       -------        ------        -------
Total operating costs                  502           68           936           --           548           461          2,515
                                    ------        -----       -------        -----       -------        ------        -------
Loss from operations                  (659)          24        (1,037)          --          (419)         (578)        (2,669)
                                    ------        -----       -------        -----       -------        ------        -------

Other income (expense)
   Interest income                      --           --            --           --             2           148            150
   Rental and other income              --           --            --           --            (2)           17             15
   Interest expense                     --           --            --           --            (9)          (22)           (31)
   Minority interest                    --           --            --           --            --           154            154
                                    ------        -----       -------        -----       -------        ------        -------
Total other income (expense)            --           --            --           --            (9)          297            288
                                    ------        -----       -------        -----       -------        ------        -------

Net loss                            $ (659)       $  24       $(1,037)       $  --       $  (428)       $ (281)       $(2,381)
                                    ======        =====       =======        =====       =======        ======        =======

Depreciation and amortization       $   66        $  36       $    30        $  --       $    48        $   56        $   236
                                    ------        -----       -------        -----       -------        ------        -------

For the six months ended March 31, 2001 and 2000 Network recorded revenue from the On-Line and On-Line recorded cost of revenue of $842,000 and $246,000, respectively. For the three months ended March 31, 2001 and 2000 Network recorded revenue from the On-Line and On-Line recorded cost of revenue of $395,000 and $103,000, respectively. Such amounts have been eliminated in the consolidated results of operations.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 6:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. At March 31, 2001 and September 30, 2000 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to three years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the three months ended March 31, 2001, the Company granted 702,991 options to consultants at a weighted average fair value of $.56 per share and an exercise price of $2.19 per share. The term of these options are from three to four years and the vesting periods are immediate. At March 31, 2001 the Company had 1,751,120 granted options consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has recognized approximately $198,000 in expense for consultant options during the three months ended March 31, 2001.

In addition to the 1,135,000 publicly traded warrants issued at the time of the Company's initial public offering, at March 31, 2001, there were vested warrants to purchase an aggregate of 1,424,350 shares of common stock outstanding, inclusive of the Debenture Warrants discussed in Note 2, at exercise prices ranging from $1.84 to $16.50 expiring from July 2002 to December 2005. During the three months ended March 31, 2001 the Company granted 178,530 warrants with a weighted fair value at the date of grant of $1.05 per share and an exercise price of $2.68 per share.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for the six months ended March 31, 2001 is as follows:

                                             March 31, 2001
                                        -------------------------
                                                         Weighted
                                         Number           Average
                                           of            Exercise
                                         Shares            Price
                                        ---------        --------
Balance, beginning of year              4,966,385         $  5.59
Expired during the period                (348,725)           5.13
Granted during the period               1,955,426            2.20
                                        ---------         -------

Balance, end of the period              6,573,086         $  4.60
Exercisable at end of the period        3,963,165         $  4.77

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

NOTE 8:  NASDAQ MAINTENANCE STANDARDS

Our common stock and warrants are presently quoted on the Nasdaq National Market. Pursuant to NASD Marketplace Rule 4450 in order to maintain our Nasdaq National Market listing we are required to meet certain maintenance standards. One of these standards is that we have net tangible assets of at least $4 million (under current maintenance standards) or total equity of $10 million (under newly proposed maintenance standards). At March 31, 2001, we had net tangible assets of approximately $2.8 million and total equity of approximately $7.9 million, which put us below the existing minimum requirement. As of the date of this report, we have not been advised by the Nasdaq Stock Market of the deficiency. On May 21, 2001 we reached an agreement in principle for an equity financing which will increase our net tangible assets over the minimum maintenance standard requirement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

General

Visual Data Corporation is a full service broadband media company that enables businesses to market their products through various channels including print, television and the Internet. Visual Data's extensive video libraries and media offerings cover a wide range of topics, including travel, golf, leisure activities, medicine and healthcare and business, corporate and financial information.

Visual Data is comprised of five operating groups including:

         Visual Data Network Solutions Group (Ednet)
         Visual Data On-line Broadcast and Production Group (includes
                  Webcasting, Live audio and video events, etc.)
         Visual Data Travel Group (includes HotelView, ResortView, etc.) Visual Data Financial Solutions Group (TheFirstNews.com)
         Visual Data Golf, Leisure and Syndication Group (Golf Society of the U.S.)

Plan of Operation

Our current plan of operation includes continuing to expand the marketing of our video libraries, the development and marketing of our new on-line products and services, expansion of our golf membership and to continue to look for synergistic acquisition opportunities.

During the three months ended March 31, 2001 the Company formed the Golf, Leisure and Syndication Group. The Golf, Leisure and Syndication Group is a golf membership business that markets to the golfing community. The members are provided with the opportunity to acquire equipment, greens fees, trips, and various other benefits at a discounted price. The members are also provided with Player Magazine, a bi-monthly publication for the golfing community.

Revenue Recognition

Our HotelView, CareView and ResortView libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. A significant component of our Network Solutions Group's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Network Solutions Group recognizes revenues from equipment installation, Webcasting and bridging when service is performed. Network usage revenue is recognized based on customers' monthly usage. Our Network Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. TheFirstNews.com recognizes its subscription revenue ratably as service is provided. Our Golf, Leisure and Syndication Group generates revenue from membership fees, advertising, syndication and fees from the sale of equipment. Revenue from the membership fees is recognized ratably over the term of the membership. Advertising revenue is recognized ratably over the two-month publication period. Syndication fees are recognized during the term of the syndication. Revenue from the sale of equipment is recognized when the equipment is shipped.

Results of Operations

Six months ended March 31, 2001 compared to Six months ended March 31, 2000

Revenue

The Company recognized revenue of approximately $4,036,000 during the six months ended March 31, 2001, representing an increase of approximately $1,008,000 (33%) over revenues of approximately $3,028,000 for the same period last year. Revenues from the Network Solutions Group accounted for approximately $1,925,000 during the six months ended March 31, 2001 as compared to approximately $2,260,000 for the same period in fiscal 2000, which represents a decrease of approximately $335,000 (15%). This decrease is the result of a decline in the sale of equipment. Revenues from the On-Line Broadcast and Production Group accounted for approximately $1,143,000 during the six months ended March 31, 2001 as compared to approximately $475,000 for the same period in fiscal 2000, which represents an increase of approximately $668,000 (141%). This increase is primarily the result of the increase in the business services provided which includes webcasts, conference calls and slide show presentations. Revenue from the Travel Group accounted for approximately $357,000 during the six months ended March 31, 2001 as compared to approximately $160,000 for the same period in fiscal 2000, which represents an increase of approximately $197,000 (123%). The increase is the result of production and distribution performed for hotels and resorts. Additionally, revenue from the Golf, Leisure and Syndication Group accounted for approximately $483,000 during the six months ended March 31, 2001. The Golf, Leisure and Syndication Group was formed with the completion of the acquisition of SportSoft Golf, Inc. The financial statements include the results of operations of SportSoft as of January 1, 2001, therefore, there was no revenue for the same period in fiscal 2000. The balance of the Company's revenue for the six months ended March 31, 2001, approximately $128,000, was derived from the Financial Solutions Group and CareView. We sold CareView assets to CuraSpan, Inc. in December 2000. CuraSpan, Inc. entered into a services agreement with CareView to provide the production and distribution of videos.

Cost of Revenue

Cost of revenue includes video production costs, a percentage of our programmers allocated time, and related overhead costs, costs to publish the magazine, as well as network fees and equipment costs associated with our Network Solutions Group's revenue. In addition, cost of revenue includes the amortization of marketing costs associated with mailings sent to solicit new members. The marketing costs are amortized over the average term of the memberships. Cost of revenue was $3,257,000 during the six months ended March 31, 2001, representing a decrease of approximately $144,000 (4%) from approximately $3,401,000 for the same period last year. Cost of revenues from the Network Solutions Group accounted for approximately $1,725,000 during the six months ended March 31, 2001 as compared to approximately $2,056,000 for the same period in fiscal 2000, which represents a decrease of approximately $331,000 (16%). This decrease is consistent with the decrease in revenues for the Network Solutions Group. Cost of revenues from the On-Line Broadcast and Production Group accounted for approximately $567,000 during the six months ended March 31, 2001 as compared to approximately $266,000 for the same period in fiscal 2000, which represents an increase of approximately $301,000 (113%). This increase is the result of additional direct costs from the business services projects as well as a significant increase in the allocation of programmer's time and related overhead costs. Cost of revenues from the Golf, Leisure and Syndication Group accounted for approximately $287,000 during the six months ended March 31, 2001. The balance of the cost of our revenues during the six months ended March 31, 2001, approximately $678,000, was derived from production and distribution of video content libraries for the Travel Group and Other (CareView), the cost of delivering financial data for the Financial Solutions Group, as well as the allocation of programmer's time and related overhead. The cost of revenue decreased by $400,000 (37%) from $1,079,000 for the Travel Group, Other and the Financial Solutions Group primarily as a result of the change in allocation from the Travel Group and CareView to the On-Line Broadcast and Production Group.

General and Administrative Expenses

General and administrative expenses were $2,190,000 during the six months ended March 31, 2001, representing an increase of approximately $1,127,000 (106%) from approximately $1,063,000 for the same period last year. The increase was primarily the result of the addition of the Golf, Leisure and Syndication Group as well as the capturing of general and administrative expenses in corporate administrative costs for the Financial Solutions Group in the prior year.

Sales and Marketing Expenses

Sales and marketing expenses was $1,823,000 during the six months ended March 31, 2001, representing a decrease of approximately $818,000 (31%) from approximately $2,641,000 for the same period last year. Sales and marketing expenses from the Travel Group accounted for approximately $569,000 during the six months ended March 31, 2001 as compared to approximately $949,000 for the same period in fiscal 2000, which represents a decrease of approximately $380,000 (40%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. Sales and marketing expenses from Other, which includes CareView, accounted for approximately $192,000 during the six months March 31, 2001 as compared to approximately $686,000 for the same period in fiscal 2000, which represents a decrease of approximately $640,000 (72%). The decrease was primarily the result of the sale of assets of CareView to CuraSpan, Inc. and the costs savings from fewer employees. Sales and marketing expenses from the Financial Solutions Group accounted for approximately $343,000 during the six months ended March 31, 2001 as compared to approximately $593,000 for the same period in fiscal 2000, which represents a decrease of approximately $250,000 (42%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. The decrease was off-set by the increase in sales and marketing expenses for the Network Solutions Group and the Golf, Leisure and Syndication Group. Sales and marketing expenses from the Network Solutions Group accounted for approximately $455,000 during the six months ended March 31, 2001 as compared to approximately $293,000 for the same period in fiscal 2000, which represents an increase of approximately $162,000 (55%). Sales and marketing expenses from the Golf, Leisure and Syndication Group accounted for approximately $93,000 during the six months ended March 31, 2001.

Corporate Allocation Expenses

Corporate allocation expenses were $2,093,000 during the six months ended March 31, 2001, representing an increase of approximately $748,000 (56%) from approximately $1,345,000 for the same period last year. Corporate allocation includes $343,000 non-cash expense for consulting options as a result of the fair value recorded by using the Black-Scholes pricing model as well as $154,000 non-cash expense relating to the amortization of intangible assets associated with the acquisition of SportSoft Golf, Inc. The additional increase is primarily the result of legal and accounting fees, recruiting fees, severance and production services used for corporate development that are classified as general and administrative.

Other Income (Expense)

Other income (expense) was $(362,000) during the six months ended March 31, 2001, representing an increase in expense of approximately $930,000 (164%) from approximately $568,000 for the same period last year. The increase is primarily the result of $402,000 of interest expense associated with the 6% Convertible Debentures. This interest expense is primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the Warrants, and both are non-cash expenses. In addition, interest income was approximately $70,000 during the six months ended March 31, 2001, representing a decrease of approximately $257,000 (79%) from approximately $327,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the respective periods. For the six months ended March 31, 2001, approximately $269,000 of subsidiary losses were allocated to minority interest. There were no such allocations to minority interest for the six months ended March 31, 2001 as minority interest was reduced to zero as of September 30, 2000.

Three months ended March 31, 2001 compared to Three months ended March 31, 2000

Revenue

The Company recognized revenue of approximately $2,336,000 during the three months ended March 31, 2001, representing an increase of approximately $710,000 (44%) over revenues of approximately $1,627,000 for the same period last year. Revenues from the Network Solutions Group accounted for approximately $1,106,000 during the three months ended March 31, 2001 as compared to approximately $1,243,000 for the same period in fiscal 2000, which represents a decrease of approximately $137,000 (11%). This decrease is the result of a decline in the sale of equipment. Revenues from the On-Line Broadcast and Production Group accounted for approximately $524,000 during the three months ended March 31, 2001 as compared to approximately $227,000 for the same period in fiscal 2000, which represents an increase of approximately $297,000 (131%). This increase is primarily the result of the increase in the business services provided which includes webcasts, conference calls and slide show presentations. Revenue from the Travel Group accounted for approximately $193,000 during the three months ended March 31, 2001 as compared to approximately $93,000 for the same period in fiscal 2000, which represents a increase of approximately $100,000 (108%). The increase is the result of additional production and distribution performed for hotels and resorts. Additionally, revenue from the Golf, Leisure and Syndication Group accounted for approximately $483,000 during the three months ended March 31, 2001. The balance of our revenue for the three months ended March 31, 2001, approximately $30,000, was derived from the Financial Solutions Group and CareView. We sold CareView assets to CuraSpan, Inc. in December 2000. CuraSpan, Inc. entered into a services agreement with CareView to provide the production and distribution of videos.

Cost of Revenue

Cost of revenue was $1,843,000 during the three months ended March 31, 2001, representing an increase of approximately $62,000 (3%) from approximately $1,781,000 for the same period last year. Cost of revenues from the Network Solutions Group accounted for approximately $974,000 during the three months ended March 31, 2001 as compared to approximately $1,114,000 for the same period in fiscal 2000, which represents a decrease of approximately $140,000 (13%). This decrease is consistent with the decrease in revenues for the Network Solutions Group. Cost of revenues from the On-Line Broadcast and Production Group accounted for approximately $249,000 during the three months ended March 31, 2001 as compared to approximately $135,000 for the same period in fiscal 2000, which represents an increase of approximately $114,000 (84%). This increase is the result of additional direct costs from the business services projects as well as a significant increase in the allocation of programmer's time and related overhead costs. Cost of revenues from the Golf, Leisure and Syndication Group accounted for approximately $287,000 during the three months ended March 31, 2001. The balance of the cost of our revenues during the three months ended March 31, 2001, approximately $333,000, was derived from production and distribution of video content libraries for the Travel Group and Other (CareView), the cost of delivering financial data for the Financial Solutions Group, as well as the allocation of programmer's time and related overhead. The cost of revenue decreased by $198,000 (37%) from $531,000 for the Travel Group, Other and the Financial Solutions Group primarily as a result of the change in allocation from the Travel Group and CareView to the On-Line Broadcast and Production Group.

General and Administrative Expenses

General and administrative expenses was $1,497,000 during the three months ended March 31, 2001, representing an increase of approximately $945,000 (171%) from approximately $552,000 for the same period last year. The increase was primarily the result of the addition of the Golf, Leisure and Syndication Group as well as the capturing of general and administrative expenses in corporate administrative costs for the Financial Solutions Group in the prior year.

Sales and Marketing Expenses

Sales and marketing expenses were $803,000 during the three months ended March 31, 2001, representing a decrease of approximately $406,000 (34%) from approximately $1,209,000 for the same period last year. Sales and marketing expenses from the Travel Group accounted for approximately $217,000 during the three months ended March 31, 2001 as compared to approximately $366,000 for the same period in fiscal 2000, which represents a decrease of approximately $149,000 (41%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. Sales and marketing expenses from Other, which includes CareView, accounted for approximately $17,000 during the three months ended March 31, 2001 as compared to approximately $285,000 for the same period in fiscal 2000, which represents a decrease of approximately $268,000 (94%). The decrease was primarily the result of the sale to CuraSpan, Inc. of assets of CareView and the costs reductions from employee reductions. Sales and marketing expenses from the Financial Solutions Group accounted for approximately $151,000 during the three months ended March 31, 2001 as compared to approximately $331,000 for the same period in fiscal 2000, which represents a decrease of approximately $180,000 (54%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. The decrease was off-set by the increase in sales and marketing expenses for the Network Solutions Group and the Golf, Leisure and Syndication Group. Sales and marketing expenses from the Network Solutions Group accounted for approximately $233,000 during the three months ended March 31, 2001 as compared to approximately $178,000 for the same period in fiscal 2000, which represents an increase of approximately $55,000 (31%). Sales and marketing expenses from the Golf, Leisure and Syndication Group accounted for approximately $93,000 during the three months ended March 31, 2001.

Corporate Allocation Expenses

Corporate allocation expenses were $1,184,000 during the three months ended March 31, 2001, representing an increase of approximately $430,000 (57%) from approximately $754,000 for the same period last year. Corporate allocation includes $198,000 non-cash expense for consulting options as a result of the fair value recorded by using the Black-Scholes pricing model as well as $154,000 non-cash expense relating to the amortization of intangible assets associated with the acquisition of SportSoft Golf, Inc. The additional increase is primarily the result of legal and accounting fees, severance and production services used for corporate development that are classified as general and administrative.

Other Income (Expense)

Other Income (expense) was $(87,000) during the three months ended March 31, 2001, representing an increase in expense of approximately $384,000 (129%) from approximately $297,000 for the same period last year. The increase is primarily the result of $92,000 of interest expense associated with the 6% Convertible Debentures. Interest income was approximately $26,000 during the three months ended March 31, 2001, representing a decrease of approximately $124,000 (83%) from approximately $150,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the respective periods. For the three months ended March 31, 2000, approximately $154,000 of subsidiary losses were allocated to minority interest. There were no such allocations to minority interest for the three months ended March 31, 2001 as minority interest was reduced to zero as of September 30, 2000.


Liquidity and Capital Resources

The Company's working capital at March 31, 200 was $879,000, an decrease of approximately $2,691,000 from September 30, 2000. The change in working capital was primarily attributable to cash used in operating activities of $5,325,000 for the six months ended March 31, 2001 which was partially off-set by the proceeds from the sale of preferred stock in TheFirstNews.com ($905,000, net), the sale of the 6% Convertible Debentures ($1,840,000, net) and the sale of Visual Data Corporation common stock ($1,000,000, net). Net cash used in investing activities was $960,000 for the six months ended March 31, 2001. Net cash provided by financing activities, as previously described, for the six months ended March 31, 2001 was $3,734,000.

As previously disclosed, in February 2001 we completed the acquisition of SportSoft Golf, Inc. and thereafter formed our Golf, Leisure and Syndication Group. Our balance sheet at March 31, 2001 reflects the changes in our financial statements as a result of this acquisition. At March 31, 2001 our prepaid expenses increased approximately $1,163,000, or approximately 272%, from September 30, 2000. Included in prepaid expenses at March 31, 2001 is approximately 465,000 which is attributable to the Golf, Leisure and Syndication Group. In addition, prepaid expenses have increased by approximately $523,000 which is attributable to the granting of options and warrants to consultants which are accounted for in accordance with SFAS 123. At March 31, 2001 we also reported deferred marketing costs of approximately $646,000, which represented marketing costs associated with mailings sent to solicit new members, and other current assets of approximately $214,000, which represented primarily the investment and loan to CuraSpan, Inc. At September 30, 2000 we did not have comparable assets. The increase of approximately $4,545,000 in our intangible assets at March 31, 2001 from September 30, 2000 is attributable to goodwill and membership lists associated with our acquisition of SportSoft Golf, Inc. At March 31, 2001 the increase in our total current liabilities from September 30, 2000 is primarily attributable to approximately $1,422,000 of accrued membership liability which represents the estimated future costs that we will incur to fulfill the magazine for memberships that were paid to SportSoft Golf, Inc. prior to our acquisition of the company and an increase of approximately $364,000 in deferred revenue which is primarily attributable to the Golf, Leisure and Syndication Group cash receipts from memberships since our acquisition of SportSoft Golf, Inc., for which, we have not recognized the revenue at March 31, 2001.

For the six months ended March 31, 2001, we had an operating loss of approximately $5.7 million and cash used in operations of approximately $5.3 million. Our forecast for fiscal year 2001 anticipates a reduction in cash used in operations from the usage during fiscal year 2000. At March 31, 2001, we had $1.2 million of cash and cash equivalents and restricted cash available to fund future operations.

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

The Company is constantly evaluating its cash needs and existing burn rate. In the evaluation of its cash needs, the Company will continue to raise additional capital through the sale of equity and debt securities, as deemed necessary. In addition, the Company has a plan whereby certain non-essential personnel and administrative costs may be reduced so that we may continue to meet its operating and financing obligations as they come due. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to it. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that the Company will achieve profitability or positive cash flow.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual shareholders' meeting was held on March 30, 2001. At the annual meeting our shareholders were asked to consider and vote upon the following matters:

         (1) The election of six members of our Board of Directors to serve until our 2002 annual meeting of shareholders or until their successors are duly elected and qualified;

         (2) The ratification of the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending September 30, 2001;

         (3) The approval of the issuance of in excess of 19.99% of Visual Data's common stock; and

         (4) The approval of the amendment to the 1996 Stock Option Plan increasing the shares to 5,000,000.

The following six members of our Board of Directors were duly elected:

      Director                 Votes For              Votes Against         Votes Abstained
      --------                 ---------              -------------         ---------------
Randy S. Selman                9,075,763                 16,050                 101,197
Alan M. Saperstein             9,090,563                  1,250                 101,197
Benjamin Swirsky               9,090,363                  1,450                 101,197
Brian K. Service               9,090,613                  1,200                 101,197
Eric Jacobs                    9,086,149                  5,664                 101,197
Robert J. Wussler              9,090,563                  1,250                 101,197

         The results of the vote on the ratification of the appointment of Arthur Andersen LLP as auditors of our financial statements for the fiscal year ending September 30, 2001, are as follows:

              Votes For                 Votes Against              Abstentions
              ---------                 -------------              -----------
              9,083,882                    100,001                    9,127

         The approval of the issuance of in excess of 19.99% of Visual Data's common stock are as follows:


              Votes For                 Votes Against              Abstentions
              ---------                 -------------              -----------
              3,236,353                    251,153                    30,000

         The approval of an amendment to the 1996 Stock Option Plan increasing the shares to 5,000,000

              Votes For                 Votes Against              Abstentions
              ---------                 -------------              -----------
              3,028,667                    460,954                    27,885


Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On January 3, 2001 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 2., the Management Agreement and Merger Agreement with SportSoft Golf, Inc.

On February 27, 2001 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 2., the acquisition of SportSoft Golf, Inc.

On March 9, 2001 we filed a Report on Form 8-K/A with the Securities and Exchange Commission disclosing, under Item 7., the Pro Forma financial statements of SportSoft Golf, Inc.

On May 3, 2001 we filed a Report on Form 8-K/A with the Securities and Exchange Commission disclosing, under Item 7., the Pro Forma financial statements of SportSoft Golf, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Visual Data Corporation,
a Florida corporation


Date: May 22, 2001          /s/  Randy S. Selman
                            --------------------------
Randy S. Selman,
President and Chief Executive Officer


/s/ Gail L. Babitt
---------------------------------
Chief Financial Officer and
Principal Accounting Officer