Form 10KSB/A
period 2000-09-30
VISUAL DATA CORP
filed 2001-05-22
CIK 919130

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                 Amendment No. 4


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

Recent Sales of Unregistered Securities


         On December 8, 2000 we sold an aggregate of $2,040,000 principal amount of 6% Convertible Debentures to Halifax Fund, LP and Palladin Opportunity Fund, LLC, two unaffiliated third parties, in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) and Regulation D. Halifax Fund, LP and Palladin Opportunity Fund, LLC are affiliates as a result of common control of the entities. Each of Halifax Fund, LP and Palladin Opportunity Fund, LLC purchased the Convertible Debentures in the ordinary course of business, and at the time of purchase neither Halifax Fund, LP or Palladin Opportunity Fund, LLC had any agreement or understanding, directly or indirectly, with any person to distribute either the convertible debentures or the shares of our common stock into which they are convertible.



         The Convertible Debentures mature on December 8, 2003 and are convertible, in whole or in part, at the option of the holders into shares of our common stock at a conversion price equal to the lesser of:



         -  $2.13 per share, or



         - 90% of the average of the three lowest closing bid prices for the 20 trading days prior to conversion (the "variable conversion price").



         The conversion price of the Convertible Debentures cannot be less than $.90 per share provided that this floor price will be reset to 50% of the variable conversion price on December 8, 2001. At our annual meeting of our stockholders held on March 30, 2001, our stockholders approved the possible issuance of common stock in excess of 19.99% of the presently issued and outstanding common sock as required by Rule 4460(i)(1)(D) of The Nasdaq Stock Market, Inc. Nasdaq Marketplace Rules. We have the right to redeem the Convertible Debentures for 115% of the outstanding principal balance plus accrued interest if the market price of our common stock is less than $1.50 per share for 20 consecutive trading days, subject to the conditions set forth in the Convertible Debentures.

         As a result of the business terms of the transaction negotiated by the parties, the Convertible Debentures further provide that the number of shares of common stock into which they are convertible, when added together with all other shares of our common stock beneficially owned by the holder and its affiliates, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. The debenture holders are affiliates, and the number of shares of common stock owned by each debenture holder would be aggregated for the purposes of calculating the 9.9% limitation. The terms of the debentures also have the effect of restricting the amount of debentures which the debentures holders can convert and sell within any 61 day period. This 9.9% limitation, however, does not prevent the debenture holders from continually liquidating shares of our common stock owned by them in order to convert all of the debentures into shares of our common stock, subject to the terms of the debentures.



         In January 2001, the debenture holders converted $800,000 principal amount of the debentures and $6,312 of accrued interest into an aggregate of 803,740 shares of our common stock based upon the then current conversion price of $1.003 per share. These shares represented approximately 8.7% of the then issued and outstanding common stock prior to the conversion, and approximately 8.0% of the outstanding common stock giving effect to the issuance.



         In conjunction with this transaction, we have issued the purchasers:



         - one year warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $4.00 per share, and



         - five year warrants to purchase an aggregate of 259,375 shares of our common stock at an exercise price of $2.053 per share.



         For a period of five days beginning on the effective date of registration statement covering the shares of common stock issuable upon the conversion of the Convertible Debentures and the exercise of the warrants, we have the right to sell to the purchasers an additional $1,000,000 principal amount of convertible debentures, with a conversion price identical to those described above.



         Under the terms of the Purchase Agreement, we were obligated to prepare and file a registration statement on Form S-3 registering the resale of the shares of common stock underlying the Convertible Debentures and the warrants as if these securities were converted or exercised on December 8, 2000. We filed this registration statement on January 24, 2001. We also agreed to use our best efforts to have the registration statement declared effective by 90 days from the closing date (in the event the registration statement is not reviewed by the SEC) or 150 days from the closing date (in the event such a review takes place). If the registration statement is not declared effective by the applicable date, we will incur a penalty of 2% per month in the form of a decreased conversion price until the registration statement is effective; provided, however, that this penalty will not exceed 16% if the purchasers are able to resell the common stock under the provision of Rule 144 of the Securities Act.



         We also granted the purchasers certain rights of first refusal as they relate to private equity or equity related transactions, and have agreed to certain other limitations regarding the issuance of securities at prices less than the conversion prices described above.


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


       Signature                          Title                        Date
       ---------                          -----                        ----


/s/ Randy S. Selman                Director, President,           May 22, 2001
----------------------------       Chief Executive Officer
Randy S. Selman



/s/ Gail Babitt                    Chief Financial Officer and    May 22, 2001
----------------------------       Principal Accounting Officer
Gail Babitt


/s/Alan Saperstein                 Director and Executive         May 22, 2001
----------------------------       Vice President
Alan Saperstein



----------------------------       Director                       May 22, 2001
Benjamin Swirsky



----------------------------       Director                       May 22, 2001
Brian K. Service



/s/ Eric Jacobs                    Director and Secretary         May 22, 2001
----------------------------
Eric Jacobs



/s/ Robert J. Wussler              Director                       May 22, 2001
----------------------------
Robert J. Wussler


The foregoing represents a majority of the board of directors