Form 10QSB
period 2001-06-30
VISUAL DATA CORP
filed 2001-08-14
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ---------    -----------

         COMMISSION FILE NUMBER 000-22849

                             VISUAL DATA CORPORATION
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of august 1, 2001 the registrant had issued and outstanding 13,051,509 shares of common stock.

         Transitional Small Business Disclosure Format (Check One);
Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

                                                                                Page Number
                                                                                -----------

Table of Contents                                                                    2

Condensed Consolidated Balance Sheets At June 30, 2001
(Unaudited) and September 30, 2000                                                   3

Condensed Consolidated Statements of Operations for the Nine Months and
Three Months Ended June 30, 2001 and 2000 (Unaudited)                                5

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 2001 and 2000 (Unaudited)                                             6

Notes to Unaudited Condensed Consolidated Financial Statements                    8-20


                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    June 30,          September 30,
                                                                      2001                2000
                                                                  -----------         -------------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $   636,377            $ 3,457,784
   Restricted cash                                                   260,992                316,546
   Accounts receivable, net of allowance for doubtful
     accounts of $193,311 and $257,015, respectively               1,901,736              1,714,135
   Prepaid expenses                                                1,139,552                427,306
   Inventories, net of allowance for inventory
     obsolescence of $275,128 and $538,000, respectively             747,869                508,284
   Deferred marketing costs                                          955,169                     --
   Other current assets                                              140,305                     --
                                                                 -----------            -----------
                  Total current assets                             5,782,000              6,424,055


PROPERTY AND EQUIPMENT, net                                        4,133,283              3,795,656

INTANGIBLE ASSETS, net                                             5,133,351                581,018


OTHER NON-CURRENT ASSETS                                             166,931                 29,583
                                                                 -----------            -----------

                  Total assets                                   $15,215,565            $10,830,312
                                                                 ===========            ===========

                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                        June 30,              September 30,
                                                                                          2001                    2000
                                                                                      ------------            -------------
                                                                                      (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $  1,817,452             $  1,931,374
   Acquired membership liability                                                         1,326,412                       --
   Deferred revenue                                                                      1,014,005                  499,234
   Current portion of obligations under capital leases                                      14,375                    4,045
   Current portion of mortgage note payable                                                 35,608                   44,181
   Note payable - related party                                                            125,000                  125,000
                                                                                      ------------             ------------
                  Total Current Liabilities                                              4,332,852                2,603,834

MORTGAGE NOTE PAYABLE, net of current portion                                              825,313                  848,891

CAPITAL LEASE OBLIGATIONS, net of current portion                                           30,493                       --

NOTES PAYABLE - 6% CONVERTIBLE DEBENTURES                                                2,308,600                       --

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
     Common stock, par value $.0001 per share; authorized 50,000,000
       shares, 13,051,509 and 8,453,358 issued and outstanding, respectively                 1,305                      845

     Additional paid-in capital                                                         43,931,978               35,547,326
     Accumulated deficit                                                               (36,214,976)             (28,170,584)
                                                                                      ------------             ------------
                  Total stockholders' equity                                             7,718,307                7,377,587
                                                                                      ------------             ------------

                  Total liabilities and stockholders' equity                          $ 15,215,565             $ 10,830,312
                                                                                      ============             ============


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    Nine Months Ended June 30,          Three Months Ended June 30,
                                              --------------------------------      -------------------------------
                                                  2001                2000              2001               2000
                                              ------------       ------------       ------------       ------------
REVENUE                                       $  6,421,374       $  4,466,913       $  2,385,288       $  1,438,768

COST OF REVENUE                                  4,405,347          5,219,934          1,148,031          1,819,100
                                              ------------       ------------       ------------       ------------

GROSS PROFIT (LOSS)                              2,016,027           (753,021)         1,237,257           (380,332)

OPERATING EXPENSES:
  General and administrative                     7,019,784          3,886,073          2,736,995          1,477,591
  Sales and marketing                            2,659,432          4,146,886            836,092          1,505,940
                                              ------------       ------------       ------------       ------------
            Total operating costs                9,679,216          8,032,959          3,573,087          2,983,531
                                              ------------       ------------       ------------       ------------

   Loss from operations                         (7,663,189)        (8,785,980)        (2,335,830)        (3,363,863)

OTHER INCOME (EXPENSE):
   Interest income                                  81,166            450,762             11,028            117,844
   Rental and other income, net                    310,191             46,240            269,290             11,179
   Interest expense                               (772,561)          (100,854)          (299,585)           (31,747)
   Minority interest                                    --            390,469                 --            120,992
                                              ------------       ------------       ------------       ------------
            Total other income (expense)          (381,204)           786,617            (19,267)           218,268
                                              ------------       ------------       ------------       ------------
Net loss                                      $ (8,044,393)      $ (7,999,363)      $ (2,355,097)      $ (3,145,595)
                                              ============       ============       ============       ============
Weighted average shares of common stock
     outstanding                                10,373,392          8,453,932         12,406,212          8,423,947
                                              ------------       ------------       ------------       ------------

Net loss per share - basic and diluted        $       (.78)      $       (.95)      $       (.19)      $       (.37)
                                              ============       ============       ============       ============

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE NINE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                                                    2001                   2000
                                                                                ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss:                                                                     $(8,044,393)            $(7,999,363)
        Depreciation and amortization                                             1,417,821                 802,571
        Provision for (reduction in) allowance for doubtful accounts               (139,503)                 33,013
        Loss on sale of property and equipment                                           --                  12,251
        Minority interest                                                                --                (390,469)
        Reduction in inventory reserve                                             (200,000)                     --
        Interest expense on convertible debentures                                  541,047                      --
        Amortization of deferred services and incentives                            874,400                 160,033
        Change in assets and liabilities, net of effects from
             purchase of Golf Society of the U.S.:
                   Decrease in restricted cash                                      135,554                  26,208
                   Increase in accounts receivable                                 (174,727)               (663,391)
                   Decrease in inventories                                          183,748                      --
                   Decrease in prepaid expenses                                     325,103                  59,547
                   Increase in deferred marketing costs                            (955,169)                     --
                   Increase in other current assets                                (132,724)               (177,974)
                   Decrease in accounts payable and accrued expenses             (1,490,856)               (204,710)
                   Decrease in deferred membership liability                       (264,207)                     --
                   Increase in deferred revenue                                     514,771                 190,561
                                                                                -----------             -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (7,409,135)             (8,151,723)
                                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                      (523,064)             (1,122,808)
    Other long-term assets                                                          216,742                  51,185
    Advances to the Golf Society of the U.S., net of cash received               (1,060,413)                     --
                                                                                -----------             -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (1,366,735)             (1,071,623)
                                                                                -----------             -----------


                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE NINE MONTHS ENDED JUNE 30,

                             (CONTINUED, UNAUDITED)

                                                                                   2001                     2000
                                                                               ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of convertible debentures                                2,760,000                       --
      Proceeds from (payments on) capital leases                                     10,601                  (10,149)
      Payment of mortgage note payable                                              (32,150)                 (28,730)
      Purchase of treasury stock                                                         --                 (490,486)
      Repayment of note                                                                  --                  (40,500)
      Proceeds from line of credit                                                       --                  100,000
      Proceeds from exercise of warrants and options                                 10,091                       --
      Proceeds for the issuance of preferred stock of subsidiary                    905,430                       --
      Proceeds from issuance of common stock                                      2,300,491                  117,094
                                                                               ------------             ------------
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                             5,954,463                 (352,771)
                                                                               ------------             ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (2,821,407)              (9,576,117)
CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE PERIOD                                                         3,457,784               15,573,644
                                                                               ------------             ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $    636,377             $  5,997,527
                                                                               ============             ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

                Cash paid during the period for interest                       $     71,176             $     83,336
                                                                              =============             ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On February 27, 2001, the Company purchased 100% of the common stock of the Golf Society of the U.S. by issuing 1,686,445 shares of common stock.

          Fair Value of the Assets Acquired                    $5,286,415
          Value of Stock Issued                                 2,318,862
                                                               ----------
           Liabilities Assumed                                 $2,967,553
                                                               ==========

 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation ("VDC" or the "Company") is comprised of five operating groups; Visual Data Travel Group, Visual Data On-line Broadcast and Production Group, Visual Data Networking Solutions Group, Visual Data Financial Solutions Group and Visual Data Golf, Leisure and Syndication Group. VDC is a full service provider of streaming-content applications, production services and media solutions, primarily in the United States. Using advanced technology and information solutions, the Company provides a sensory-rich experience to businesses and consumers enabling them to make superior decisions. The Company has developed a substantial library containing short concise vignettes on various topics such as travel, medicine, finance and corporate information. The Company also contains a golf publication and e-commerce division that provides benefits to the Company's members. During the nine months and three months ended June 30, 2001 and 2000, the primary distribution channel for all of VDC's libraries was the Internet. VDC and its wholly-owned subsidiaries are Florida corporations.

Entertainment Digital Network, Inc. ("Ednet"), a Delaware corporation and a 51% owned subsidiary of VDC, develops and markets integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the United States entertainment industry. Ednet, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. It provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business. On July 25, 2001, VDC acquired the remaining 49% interest in Ednet.

On February 27, 2001, the Company completed the acquisition of 100% of the outstanding stock of SportSoft Golf, Inc. SportSoft Golf, Inc. was merged with Golf Society of the U.S., a wholly owned subsidiary of the Company. The accompanying financial statements reflect the consummation of the acquisition as of January 1, 2001.

The Company has incurred losses since its inception, and has an accumulated deficit of $36,214,976 as of June 30, 2001. The Company's operations have been financed primarily through the issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In the first quarter of fiscal year 2001, the Company appointed a new COO and CFO and implemented an expense reduction program to take effect by the second quarter of fiscal 2001. The expense constraints were implemented across all of the Company's operations and resulted in a reduction in headcount and operating expenses. These budget constraints resulted in an expense structure appropriate with the ongoing sales achievements while still allowing the Company to move forward with a progressive plan in the marketplace.

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

VDC has recognized the minority interest's 49% share of the ownership in Ednet in the accompanying consolidated financial statements, net of the minority interest's 49% share in Ednet's cumulative net losses. The minority interest's 49% share in Ednet's cumulative net losses through June 30, 2001 and September 30, 2000 was in excess of the minority interest's original investment by approximately $430,000 and $174,000, respectively. VDC has eliminated the minority interest liability in the accompanying consolidated balance sheets and is currently recording 100% of Ednet's net losses. On July 25, 2001, VDC purchased the remaining 49% of Ednet.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

For the nine months and three months ended June 30, 2001 and 2000, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 12,595,817 at June 30, 2001.

Effects of Recent Accounting Pronouncements

In June 1998 and June 1999, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, as amended. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended was adopted by the Company on October 1, 2000. Adoption of the Statement had an immaterial impact on the Company's consolidated financial position and results of operations.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company plans to adopt SFAS 142 effective October 1, 2001. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2000 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDC and subsidiaries as of June 30, 2001 and the results of their operations and cash flows for the nine months and three months ended June 30, 2001 and 2000. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2001.

NOTE 2:  NOTES PAYABLE - 6% DEBENTURE

In December 2000, the Company sold an aggregate of $2,040,000 principal amount of 6% Convertible Debentures to two unaffiliated third parties who were accredited investors in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) and Regulation D promulgated under such act. The 6% Convertible Debentures mature on December 8, 2003 and are convertible, in whole or in part, at the option of the holders into shares of VDC common stock at a conversion price equal to the lesser of (i) $2.13 per share, or (ii) 90% of the average of the three lowest closing bid prices for the 20 trading days prior to conversion (the "variable conversion price"). The conversion price of the 6% Convertible Debentures shall not be less than $.90 per share; provided that this floor price will be reset to 50% of the variable conversion price on December 8, 2001. In accordance with the provisions of the Emerging Issues Task Force ("EITF") issue 98-5, the $226,667 value of beneficial conversion was recorded as additional interest expense upon issuance of the 6% Convertible Debentures.

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

On January 23, 2001, the Company sold 800,000 shares of common stock for $1.25 per share. As a result of the anti-dilution provisions of the Warrants, the number of shares issuable upon the exercise of the five year warrants has been increased to 259,375 shares and the exercise price of the one-year warrants has been reduced to $2.053 per share.

On January 25, 2001, Halifax Fund LP and Paladin Opportunity Fund LLP, holders of the Company's 6% Convertible Debentures converted $800,000 of principal and $6,312 of accrued interest into 803,470 shares of the Company's common stock at a conversion price of $1.003 per share pursuant to the terms of the debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. After this conversion, an aggregate of $1,240,000 principal amount of 6% Convertible Debentures were outstanding.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 2:  NOTES PAYABLE - 6% DEBENTURE (Continued)

On May 23, 2001, the Company sold 998,702 shares of common stock for $1.50 per share. As a result of the anti-dilution provisions of the Warrants, the number of shares issuable upon the exercise of the five year warrants has been increased to 270,856 shares and the exercise price of the one-year warrants has been reduced to $1.966 per share.

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

The notice of redemption must be delivered by the Company within not less than five nor more than 20 trading days of such redemption triggering event (the "Redemption Closing Date"). VDC's right of redemption cannot be exercised if:

         - there is an Event of Default (as that term is defined in the 6% Convertible Debenture) or an event which, with the giving of notice or the passage of time or both would constitute an Event of Default under any 6% Convertible Debenture; or

         - there is an effective registration statement with respect to the shares issuable upon the conversion of or as interest on the 6% Convertible Debentures.

In addition, the holders of the 6% Convertible Debentures have the right to convert the debentures at any time until the Redemption Closing Date.

Commencing on the effective date of a registration statement covering the common shares underlying the convertible debentures and related warrants, VDC has the right to sell to the purchasers an additional $1,000,000 principal amount of 6% Convertible Debentures. In the put right, the obligation of the purchasers to purchase these securities is several and not joint, and shall be allocated pro rata based upon the amount of 6% Convertible Debentures and Warrants purchased. On May 24, 2001, the Company exercised the put right for additional $1,020,000 convertible debentures. Additional interest expense of $113,333 was recorded upon issuance in accordance with EITF issue 98-5.

As of June 30, 2001, a total of $2,308,600 principal amount of 6% convertible debentures were outstanding.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

In March 2001, an additional two Units, the over allotment Units, were sold from the TFN offering. TFN received net proceeds of approximately $100,000.

NOTE 4:  ACQUISITION OF SPORTSOFT GOLF, INC.

In February 2001, the Company completed the acquisition of SportSoft, Golf, Inc. The Company issued 1,686,445 shares of common stock in Visual Data Corporation in exchange for 100% of the common stock of SportSoft Golf, Inc., which was merged into a wholly-owned subsidiary of the Company, Golf Society of the U.S. The value of the common stock issued to shareholders of SportSoft Golf, Inc. was approximately $2.3 million, based upon a share value of $1.375 on December 22, 2000. December 22, 2000 was the date the Company executed the management agreement and began to control the day-to-day operations of SportSoft, Golf, Inc. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $2.2 million. Therefore, as a result of the acquisition, the Company recorded approximately $5.0 million in intangible assets. The allocation of the intangible assets was approximately $1.7 million to membership lists and approximately $3.3 million to goodwill. The amortization of the membership lists and goodwill is 5 years, on an accelerated basis, and 10 years, straight-line method, respectively.

Upon consummation of the management agreement, the Company entered into employment agreements with the two principals of SportSoft Golf, Inc. The employment agreements are for two years and result in a total commitment of approximately $.4 million.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 4:  ACQUISITION OF SPORTSOFT GOLF, INC. (Continued)

The following table sets forth the unaudited pro forma consolidated results of operations for the nine and three months ended June 30, 2001 and 2000 giving effect to the acquisition of SportSoft Golf, Inc as if the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):

                            Nine Months Ended             Three Months Ended
                                 June 30,                       June 30,
                            2001         2000              2001        2000
                          ---------------------           -------------------
Revenues                  $ 7,126      $  6,031          $ 2,385      $ 2,251

Net loss                   (9,163)      (12,089)          (2,355)      (4,345)

Net loss per share           (.88)        (1.19)            (.19)        (.43)

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

For the nine months ended June 30, 2001 and 2000 the Company provided webcasting services to a single customer, which represented 23% and 18% of total consolidated revenues, respectively. Revenues for such customer totaled approximately $1,543,000 and $807,000 for the nine months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000 sales from this customer totaled approximately $565,000 and $367,000 representing 22% and 26% of total consolidated revenues, respectively. The contract with this customer can be terminated upon a 30-day notification.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the nine months ended June 30, 2001.

                                                                           2001
                                                                           ----

                                    Travel       On-Line     Financial       Golf        Network         Other         Total
                                   -------       -------     ---------      -------      -------        -------       -------
(in Thousands)
Revenue                            $   512       $ 1,618      $     7       $ 1,025       $ 2,939       $   320       $ 6,421

Cost of revenue/allocation             513           582          271           371         2,508           160         4,405
                                   -------       -------      -------       -------        ------       -------       -------
Gross profit (loss)                     (1)        1,036         (264)          654           431           160         2,016

General and administrative             252            45          481         1,577         1,214            37         3,606
Sales and marketing                    682           287          347           430           581           332         2,659
Corporate allocation                   699           672          623           604           495           321         3,414
                                   -------       -------      -------       -------        ------       -------       -------
Total operating costs                1,633         1,004        1,451         2,611         2,290           690         9,679
                                   -------       -------      -------       -------        ------       -------       -------
Loss from operations                (1,634)           32       (1,715)       (1,957)       (1,859)         (530)       (7,663)
                                   -------       -------      -------       -------        ------       -------       -------
Other income (expense)
   Interest income                      --            --           --             4             2            75            81
   Rental and other income              --            --           --            --           200           110           310
   Interest expense                     --            --           --            --           (18)         (754)         (772)
   Minority interest                    --            --           --            --            --            --            --
                                   -------       -------      -------       -------        ------       -------       -------
Total other income (expense)            --            --           --             4           184          (569)         (381)
                                   -------       -------      -------       -------        ------       -------       -------
Net loss                           $(1,634)      $    32      $(1,715)      $(1,953)      $(1,675)      $(1,099)      $(8,044)
                                   =======       =======      =======       =======       =======       =======       =======

Depreciation and amortization      $   303       $   194      $   183       $   197       $   316       $   225       $ 1,418
                                   -------       -------      -------       -------        ------       -------       -------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the nine months ended June 30, 2000.



                                                                         2000
                                                                         ----

                                    Travel       On-Line      Financial     Golf        Network        Other         Total
                                   -------       -------      ---------     ----        -------       ------        -------
(in Thousands)
Revenue                            $   241       $   807       $     1      $ --        $ 3,209       $   209       $ 4,467

Cost of revenue/allocation             791           411           356        --          2,967           695         5,220
                                   -------       -------       -------      ----        -------       -------       -------

Gross profit (loss)                   (550)          396          (355)       --            242          (486)         (753)

General and administrative             398           154           335        --          1,112           222         2,221
Sales and marketing                  1,577           170           969        --            516           915         4,147
Corporate allocation                   233           187           920        --            140           185         1,665
                                   -------       -------       -------      ----        -------       -------       -------
Total operating costs                2,208           511         2,224        --          1,768         1,322         8,033
                                   -------       -------       -------      ----        -------       -------       -------
Loss from operations                (2,758)         (115)       (2,579)       --         (1,526)       (1,808)       (8,786)
                                   -------       -------       -------      ----        -------       -------       -------

Other income (expense)
   Interest income                      --            --            --        --             12           440           452
   Rental and other income              --            --            --        --             --            46            46
   Interest expense                     --            --            --        --            (30)          (71)         (101)
   Minority interest                    --            --            --        --             --           390           390
                                   -------       -------       -------      ----        -------       -------       -------
Total other income (expense)            --            --            --        --            (18)          805           787
                                   -------       -------       -------      ----        -------       -------       -------
Net Loss                           $(2,758)      $  (115)      $(2,579)     $ --        $(1,544)      $(1,003)      $(7,999)
                                   =======       =======       =======      ====        =======       =======       =======

Depreciation and amortization      $   225       $   130       $   112      $ --        $   152       $   184       $   803
                                   -------       -------       -------      ----        -------       -------       -------


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the three months ended June 30, 2001.


                                                                        2001
                                                                        ----

                                    Travel       On-Line     Financial       Golf        Network         Other         Total
                                   -------       -------     ---------      -------      -------        -------       -------
(in Thousands)
Revenue                            $   155       $   475      $    --       $   542       $ 1,014       $   199       $ 2,385

Cost of revenue/allocation             119            16           45            84           783           101         1,148
                                   -------       -------      -------       -------       -------       -------       -------

Gross profit (loss)                     36           459          (45)          458           231            98         1,237

General and administrative              59             2          146           664           544             1         1,416
Sales and marketing                    113           116            4           337           126           140           836
Corporate allocation                   280           251          204           185           182           219         1,321
                                   -------       -------      -------       -------       -------       -------       -------
Total operating costs                  452           369          354         1,186           852           360         3,573
                                   -------       -------      -------       -------       -------       -------       -------
Loss from operations                  (416)           90         (399)         (728)         (621)         (262)       (2,336)
                                   -------       -------      -------       -------       -------       -------       -------

Other income (expense)
   Interest income                      --            --           --             2             1             8            11
   Rental and other income              --            --           --            --           199            70           269
   Interest expense                     --            --           --            --           (10)         (289)         (299)
   Minority interest                    --            --           --            --            --            --            --
                                   -------       -------      -------       -------       -------       -------       -------
Total other income (expense)            --            --           --             2           190          (211)          (19)
                                   -------       -------      -------       -------       -------       -------       -------

Net loss                           $  (416)      $    90      $  (399)      $  (726)      $  (431)      $  (473)      $(2,355)
                                   =======       =======      =======       =======       =======       =======       =======

Depreciation and amortization      $   124       $    39      $    65       $    94       $   206       $    64       $   592
                                   -------       -------      -------       -------       -------       -------       -------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the three months ended June 30, 2000.

                                                                               2000
                                                                               ----

                                    Travel        On-Line     Financial       Golf         Network       Other          Total
                                   -------       --------     ---------      -----         -------       -------       -------
(in Thousands)
Revenue                            $    81       $   332       $     1       $  --         $   949       $    76       $ 1,439

Cost of revenue/allocation             316           145           128          --             911           319         1,819
                                   -------       -------       -------       -----         -------       -------       -------
Gross profit (loss)                   (235)          187          (127)         --              38          (243)         (380)

General and administrative             182           143           335          --             415            83         1,158
Sales and marketing                    629            50           376          --             223           228         1,506
Corporate allocation                    44            36           177          --              27            36           320
                                   -------       -------       -------       -----         -------       -------       -------
Total operating costs                  855           229           888          --             665           347         2,984
                                   -------       -------       -------       -----         -------       -------       -------
Loss from operations                (1,090)          (42)       (1,015)         --            (627)         (590)       (3,364)
                                   -------       -------       -------       -----         -------       -------       -------
Other income (expense)
   Interest income                      --            --            --          --               7           111           118
   Rental and other income              --            --            --          --               2             9            11
   Interest expense                     --            --            --          --             (11)          (20)          (31)
   Minority interest                    --            --            --          --              --           121           121
                                   -------       -------       -------       -----         -------       -------       -------
Total other income (expense)            --            --            --          --              (2)          221           219
                                   -------       -------       -------       -----         -------       -------       -------

Net loss                           $(1,090)      $   (42)      $(1,015)      $  --         $  (629)      $  (369)       (3,145)
                                   =======       =======       =======       =====         =======       =======       =======


Depreciation and amortization      $    88       $    51       $    44       $  --         $    60       $    71       $   314
                                   -------       -------       -------       -----         -------       -------       -------



For the nine months ended June 30, 2001 and 2000 Network recorded revenue from the On-Line and On-Line recorded cost of revenue of $1,275,000 and $583,000, respectively. For the three months ended June 30, 2001 and 2000 Network recorded revenue from the On-Line and On-Line recorded cost of revenue of $432,000 and $337,000, respectively. Such amounts have been eliminated in the consolidated results of operations.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 6:  STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. At June 30, 2001 and September 30, 2000 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to three years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the three months ended June 30, 2001, the Company granted 280,000 options to consultants at a weighted average fair value of $.49 per share and an exercise price of $2.06 per share. The term of these options are from one to three years and the vesting periods are immediate. At June 30, 2001 the Company had 1,906,120 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has recognized approximately $614,000 and $271,000 in expense for consultant options during the nine and three months ended June 30, 2001, respectively.

In addition to the 1,135,000 publicly traded warrants issued at the time of the Company's initial public offering, at June 30, 2001, there were vested warrants to purchase an aggregate of 1,720,161 shares of common stock outstanding, inclusive of the Debenture Warrants discussed in Note 2, at exercise prices ranging from $1.84 to $16.50 expiring from July 2002 to May 2006. During the three months ended June 30, 2001 the Company granted 295,811 warrants with a weighted fair value at the date of grant of $.23 per share and an exercise price of $2.74 per share.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for the nine months ended June 30, 2001 is as follows:

                                                   Weighted
                                     Number         Average
                                        Of          Exercise
                                      Shares          Price
                                    ---------       --------

Balance, beginning of year          4,966,385         $5.59
Expired during the period            (369,775)         5.12
Exercised during the period            (7,500)         1.30
Granted during the period           3,245,426          2.12
                                    ---------         -----

Balance, end of the period          7,834,536         $4.18
                                    =========         =====

Exercisable at end of the period    5,209,255         $4.13
                                    =========         =====

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

Revenue Recognition

Our HotelView, and ResortView libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on ResortView bookings are recognized when the stays are completed. Currently, our Video News Wire and MedicalView divisions recognize revenue when a project is completed and our client is billed. A significant component of our Network Solutions Group's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Network Solutions Group recognizes revenues from equipment installation, Webcasting and bridging when service is performed. Network usage revenue is recognized based on customers' monthly usage. Our Network Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. The Financial Solutions Group recognizes its subscription revenue ratably as service is provided. Our Golf, Leisure and Syndication Group generates revenue from membership fees, advertising, syndication and fees from the sale of merchandise. Revenue from the membership fees is recognized ratably over the term of the membership. Advertising revenue is recognized ratably over the two-month publication period. Syndication fees are recognized during the term of the syndication. Revenue from the sale of merchandise is recognized when the merchandise is shipped to the customer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

Nine months ended June 30, 2001 compared to Nine months ended June 30, 2000:

REVENUE

The Company recognized revenue of approximately $6,421,000 during the nine months ended June 30, 2001, representing an increase of approximately $1,954,000 (44%) over revenues of approximately $4,467,000 for the same period last year. Revenues from the Network Solutions Group accounted for approximately $2,939,000 during the nine months ended June 30, 2001 as compared to approximately $3,209,000 for the same period in fiscal 2000, which represents a decrease of approximately $270,000 (8%). This decrease is the result of a decline in the sale of equipment. Revenues from the On-Line Broadcast and Production Group accounted for approximately $1,618,000 during the nine months ended June 30, 2001 as compared to approximately $807,000 for the same period in fiscal 2000, which represents an increase of approximately $811,000 (100%). This increase is primarily the result of the increase in the business services provided which includes webcasts, conference calls and slide show presentations. Revenues from the Travel Group accounted for approximately $512,000 during the nine months ended June 30, 2001 as compared to approximately $241,000 for the same period in fiscal 2000, which represents an increase of approximately $271,000 (112%). The increase is the result of more production and distribution performed for hotels and resorts. Additionally, revenue from the Golf, Leisure and Syndication Group accounted for approximately $1,025,000 during the nine months ended June 30, 2001. The Golf, Leisure and Syndication Group was formed with the completion of the acquisition of SportSoft Golf, Inc as of December 11, 2001. The financial statements include the results of operations of SportSoft as of January 1, 2001, therefore, there was no revenue for the same period in fiscal 2000. The balance of the Company's revenue for the nine months ended June 30, 2001, approximately $327,000, was derived from the Financial Solutions Group and CareView. We sold CareView assets to CuraSpan, Inc. in December 2000. CuraSpan, Inc. entered into a services agreement with CareView to provide the production and distribution of videos.

COST OF REVENUE

Cost of revenue includes video production costs including a percentage of our programmers allocated time and related overhead costs, costs to publish the Golf Leisure and Syndication Group's magazine, as well as network fees and equipment costs associated with our Network Solutions Group's revenue. Cost of revenue was $4,405,000 during the nine months ended June 30, 2001, representing a decrease of approximately $815,000 (16%) from approximately $5,220,000 for the same period last year. Cost of revenue from the Network Solutions Group accounted for approximately $2,508,000 during the nine months ended June 30, 2001 as compared to approximately $2,967,000 for the same period in fiscal 2000, which represents a decrease of approximately $459,000 (15%). This decrease is the result of decreased sales from the Network Solutions Group. Cost of revenues from the On-Line Broadcast and Production Group accounted for approximately $582,000 during the nine months ended June 30, 2001 as compared to approximately $411,000 for the same period in fiscal 2000, which represents an increase of approximately $171,000 (42%). Cost of revenues from the Golf, Leisure and Syndication Group accounted for approximately $371,000 during the nine months ended June 30, 2001. The balance of the cost of our revenues during the nine months ended June 30, 2001, approximately $431,000, was derived from production and distribution of video content libraries for CareView and the cost of delivering financial data for the Financial Solutions Group. The cost of revenue for the Travel Group for the nine months ended June 30, 2001 was approximately $513,000 representing a decrease of $278,000 (35%) from $791,000 for the same period last year. During fiscal 2001, certain projects were assigned to the programming department that met capitalization guidelines under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, accordingly, these costs were capitalized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3,606,000 during the nine months ended June 30, 2001, representing an increase of approximately $1,385,000 (62%) from approximately $2,221,000 for the same period last year. The increase was primarily the result of the addition of the Golf, Leisure and Syndication Group of $1,577,000 partially offset by cost reductions implemented in fiscal year 2001.

SALES AND MARKETING EXPENSES

Sales and marketing expenses was $2,659,000 during the nine months ended June 30, 2001, representing a decrease of approximately $1,488,000 (36%) from approximately $4,147,000 for the same period last year. Sales and marketing expenses from the Travel Group accounted for approximately $682,000 during the nine months ended June 30, 2001 as compared to approximately $1,577,000 for the same period in fiscal 2000, which represents a decrease of approximately $895,000 (57%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. Sales and marketing expenses from Other, which includes CareView, accounted for approximately $332,000 during the nine months ended June 30, 2001 as compared to approximately $914,000 for the same period in fiscal 2000, which represents a decrease of approximately $582,000 (64%). The decrease was the result of the sale of assets of CareView to CuraSpan, Inc. and the costs savings from fewer employees. Sales and marketing expenses from the Financial Solutions Group accounted for approximately $347,000 during the nine months ended June 30, 2001 as compared to approximately $969,000 for the same period in fiscal 2000, which represents a decrease of approximately $622,000 (64%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. The decrease was partially offset by the increase in sales and marketing expenses for the Network Solutions Group and the Golf, Leisure and Syndication Group. Sales and marketing expenses from the Golf, Leisure and Syndication Group accounted for approximately $430,000 during the six months ended June 30, 2001.

CORPORATE ALLOCATION EXPENSES

Corporate allocation expenses was $3,414,000 during the nine months ended June 30, 2001, representing an increase of approximately $1,748,000 (105%) from approximately $1,666,000 for the same period last year. Corporate allocation includes $614,000 non-cash expense for consulting options as a result of the fair value recorded by using the Black-Scholes pricing model as well as $379,000 non-cash expense relating to the amortization of intangible assets associated with the acquisition of SportSoft Golf, Inc. During fiscal 2001, as a result of the cost containment program, certain employment positions were restructured in order to service the entire organization as opposed to a single operating unit. These positions were included at the operating levels during fiscal 2000 and were moved to the corporate level during fiscal 2001. The remaining increase is primarily the result of legal and accounting fees, recruiting fees and severance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


OTHER INCOME (EXPENSE)

Other income (expense) was $(381,000) during the nine months ended June 30, 2001 compared to approximately $787,000 other income for the same period last year. The change is primarily the result of $641,000 of interest expense associated with the 6% Convertible Debentures. This interest expense is primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the Warrants, both are non-cash expenses. In addition, interest income was approximately $81,000 during the nine months ended June 30, 2001, representing a decrease of approximately $371,000 (82%) from approximately $451,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the nine months ended June 30, 2001. Rental and other income was $310,000 for the nine months ended June 30, 2001 representing an increase of $264,000 (574%) from $46,000 for the same period last year. The increase is the result of the recovery of prior year inventory valuations of $200,000 as well as the receipt of the first payment from CuraSpan Inc. for $50,000 which was fully reserved. During fiscal year 2000 the inventory at the Network Solutions Group was reserved for obsolescence due to slow sales. During 2001, the engineers at the Network Solutions Group developed product improvements according to customer specifications for this inventory thus making it saleable. For the nine months ended June 30, 2000, approximately $390,000 of subsidiary losses were allocated to minority interest. There were no such allocations to minority interest for the nine months ended June 30, 2001 as minority interest was reduced to zero as of December 31, 2000.

Three months ended June 30, 2001 compared to Three months ended June 30, 2000:

REVENUE

The Company recognized revenue of approximately $2,385,000 during the three months ended June 30, 2001, representing an increase of approximately $946,000 (66%) over revenues of approximately $1,439,000 for the same period last year. Revenues from the Network Solutions Group accounted for approximately $1,014,000 during the three months ended June 30, 2001 as compared to approximately $949,000 for the same period in fiscal 2000, which represents an increase of approximately $65,000 (7%). Revenues from the On-Line Broadcast and Production Group accounted for approximately $475,000 during the three months ended June 30, 2001 as compared to approximately $332,000 for the same period in fiscal 2000, which represents an increase of approximately $143,000 (43%). This increase is primarily the result of the increase in the business services provided which includes webcasts, conference calls and slide show presentations. Revenue from the Travel Group accounted for approximately $155,000 during the three months ended June 30, 2001 as compared to approximately $81,000 for the same period in fiscal 2000, which represents an increase of approximately $74,000 (91%). The increase is the result of additional production and distribution performed for hotels and resorts. Additionally, revenue from the Golf, Leisure and Syndication Group accounted for approximately $542,000 during the three months ended June 30, 2001. The balance of our revenue for the three months ended June 30, 2001, approximately $199,000, an increase of $122,000 (158%) versus $77,000 for the same period in fiscal 2000, was derived from the Financial Solutions Group and CareView.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


COST OF REVENUE

Cost of revenue was $1,148,000 during the three months ended June 30, 2001, representing a decrease of approximately $671,000 (37%) from approximately $1,819,000 for the same period last year. Cost of revenues from the Network Solutions Group accounted for approximately $783,000 during the three months ended June 30, 2001 as compared to approximately $911,000 for the same period in fiscal 2000, which represents a decrease of approximately $128,000 (14%). Cost of revenues from the On-Line Broadcast and Production Group accounted for approximately $16,000 during the three months ended June 30, 2001 as compared to approximately $145,000 for the same period in fiscal 2000 as a result of a reduction in the allocation of programmer costs to cost of goods sold this period. During fiscal 2001, certain projects were assigned to the programming department that met capitalization guidelines under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, accordingly, these costs were capitalized. Cost of revenues from the Golf, Leisure and Syndication Group accounted for approximately $84,000 during the three months ended June 30, 2001. The cost of revenue for the Travel Group decreased by $197,000 (62%) from $316,000 for the three months ended June 30, 2000 to $119,000 for the three months ended June 30, 2001 primarily due to the reduction in the allocation of programmers time and production services. The balance of the cost of our revenues during the three months ended June 30, 2001, approximately $146,000, was derived from production and distribution of video content libraries for MedicalView and CareView and the cost of delivering financial data for the Financial Solutions Group.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses was $1,416,000 during the three months ended June 30, 2001, representing an increase of approximately $258,000 (22%) from approximately $1,158,000 for the same period last year. The increase was primarily the result of the addition of the Golf, Leisure and Syndication Group of $664,000. This was partially offset by cost reductions implemented in fiscal 2001.

SALES AND MARKETING EXPENSES

Sales and marketing expenses was $836,000 during the three months ended June 30, 2001, representing a decrease of approximately $670,000 (44%) from approximately $1,506,000 for the same period last year. Sales and marketing expenses from the Travel Group accounted for approximately $113,000 during the three months ended June 30, 2001 as compared to approximately $628,000 for the same period in fiscal 2000, which represents a decrease of approximately $515,000 (82%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. Sales and marketing expenses from the Financial Solutions Group accounted for approximately $4,000 during the three months ended June 30, 2001 as compared to approximately $376,000 for the same period in fiscal 2000, which represents a decrease of approximately $372,000 (99%). The decrease was primarily the result of cost containment and consolidation of marketing and advertising. Sales and marketing expenses from the Network Solutions Group accounted for approximately $126,000 during the three months ended June 30, 2001 as compared to approximately $223,000 for the same period in fiscal 2000, which represents a decrease of approximately $97,000 (43%). The decrease was partially offset by an increase of $337,000 in sales and marketing expenses for the Golf, Leisure and Syndication Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CORPORATE ALLOCATION EXPENSES

Corporate allocation expenses were $1,321,000 during the three months ended June 30, 2001, representing an increase of approximately $1,000,000 (312%) from approximately $321,000 for the same period last year. Corporate allocation includes $271,000 non-cash expense for consulting options as a result of the fair value recorded by using the Black-Scholes pricing model as well as $211,000 non-cash expense relating to the amortization of intangible assets associated with the acquisition of SportSoft Golf, Inc. During fiscal 2001, as a result of the cost containment program, certain employment positions were restructured in order to service the entire organization as opposed to a single operating unit. These positions were included at the operating levels during fiscal 2000 and were moved to the corporate level during fiscal 2001. The remaining increase is primarily the result of legal and accounting fees, recruiting fees and severance.

OTHER INCOME (EXPENSE)

Other Income (expense) was $(19,000) during the three months ended June 30, 2001, as compared to approximately $218,000 for the same period last year. The change is primarily the result of $239,000 of interest expense associated with the 6% Convertible Debentures. Rental and other income of $269,000 for the three months ended June 30, 2001 increased $258,000 from $11,000 during the same period last year as the result of the recovery of prior year inventory valuations of $200,000 as well as the receipt of the first payment from Curaspan, Inc. for $50,000 which was fully reserved. During fiscal year 2000 the inventory at the Network Solutions Group was reserved for obsolescence due to slow sales. During 2001, the engineers at the Network Solutions Group developed product improvements according to customer specifications for this inventory thus making it saleable. Interest income was approximately $11,000 during the three months ended June 30, 2001, representing a decrease of approximately $107,000 (91%) from approximately $118,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the respective periods. For the three months ended June 30, 2000, approximately $121,000 of subsidiary losses were allocated to minority interest. There were no such allocations to minority interest for the three months ended June 30, 2001 as minority interest was reduced to zero as of December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 2001 was $1,449,000, a decrease of approximately $2,371,000 from $3,820,000 at September 30, 2000. The change in working capital was primarily attributable to cash used in operating activities of $7,409,000 for the nine months ended June 30, 2001 which was partially off-set by the proceeds from the sale of preferred stock in TheFirstNews.com ($905,000, net), the sale of the 6% Convertible Debentures ($2,760,000, net) and the sale of Visual Data Corporation common stock ($2,300,000, net). Net cash used in investing activities was $1,367,000 for the nine months ended June 30, 2001 primarily due to capital expenditure additions. Net cash provided by financing activities, as previously described, for the nine months ended June 30, 2001 was $5,954,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

As previously disclosed, in February 2001 we completed the acquisition of SportSoft Golf, Inc. and thereafter formed our Golf, Leisure and Syndication Group. Our balance sheet at June 30, 2001 reflects the changes in our financial statements as a result of this acquisition. At June 30, 2001 our prepaid expenses increased approximately $712,000 from September 30, 2000. Included in prepaid expenses at June 30, 2001 is approximately $235,000 which is attributable to the Golf, Leisure and Syndication Group. In addition, prepaid expenses have increased by approximately $384,000 which is attributable to the granting of options and warrants to consultants which are accounted for in accordance with SFAS 123. At June 30, 2001 we also reported deferred marketing costs of approximately $955,000, which represented marketing costs associated with mailings sent to solicit new members, and other current assets of approximately $140,000, which represented primarily the investment and loan to CuraSpan, Inc. At September 30, 2000 we did not have comparable assets. The increase of approximately $4,552,000 in our intangible assets at June 30, 2001 from September 30, 2000 is attributable to goodwill and membership lists associated with our acquisition of SportSoft Golf, Inc. At June 30, 2001 the increase in our total current liabilities from September 30, 2000 is primarily attributable to approximately $1,326,000 of accrued membership liability which represents the estimated future costs that we will incur to fulfill the magazine for memberships that were paid to SportSoft Golf, Inc. prior to our acquisition of the company and an increase of approximately $1,015,000 in deferred revenue which is primarily attributable to the Golf, Leisure and Syndication Group cash receipts from memberships since our acquisition of SportSoft Golf, Inc., for which, we have not recognized the revenue at June 30, 2001.

For the nine months ended June 30, 2001, we had an operating loss of approximately $8.0 million and cash used in operations of approximately $7.4 million. Our forecast for the remainder of fiscal year 2001 anticipates a reduction in cash used in operations from the usage during fiscal year 2000. At June 30, 2001, we had $.6 million of cash and cash equivalents available to fund future operations and $.3 million restricted cash.

In December 2000, we sold $2,040,000 principal amount of 6% Convertible Debentures to two entities in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. See
Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements. In January 2001, we sold 800,000 shares of Common Stock to a non-affiliated third party in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. In May 2001, we sold an additional $1,020,000 principal amount of 6% convertible debentures to the same two entities under the same structure as the December 2000 transaction. In May 2001, we sold 998,702 shares of common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act.

The Company is constantly evaluating its cash needs and existing burn rate. In the evaluation of its cash needs, the Company will continue to raise additional capital through the sale of equity and debt securities. The Company is currently seeking additional funding for ongoing future operations. In addition, the Company has a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that it may continue to meet operating and financing obligations as they come due. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to it. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that the Company will achieve profitability or positive cash flow.

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

On May 29, 2001 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5., the sale of common stock.

On June 12, 2001 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 2., the acquisition of entertainment Digital Network Systems, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Data Corporation,
a Florida corporation

Date: August 13, 2001     /s/ Randy S. Selman
                          --------------------
                          Randy S. Selman,
                          President and Chief Executive Officer




                          /s/ Gail L. Babitt
                          -----------------------
                          Chief Financial Officer and
                            Principal Accounting Officer