Form 10KSB
period 2001-09-30
VISUAL DATA CORP
filed 2002-01-15
CIK 919130

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

         Commission file number 000-22849
                               ------------

                             Visual Data Corporation
                            ------------------------
                 (Name of small business issuer in its charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0420146
                                   ----------
                      (I.R.S. Employer Identification No.)

                   1291 SW 29 Avenue, Pompano Beach, FL 33069
                   -------------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 954-917-6655
                                              -------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
                              (Title of each class)

                    Name of each exchange on which registered

                                 not applicable
                                 --------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------


                    Redeemable Common Stock Purchase Warrants
                   ------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $6,908,043 for the 12 months ended September 30, 2001.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the registrant's common stock on December 31, 2001 is approximately $12,500,000.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 31, 2001, 18,680,164 shares of common stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes      No   X
             ----    -----

         The discussion in this Annual Report on Form 10-KSB regarding the Visual Data Corporation and its subsidiaries, and their business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward looking statements.

         When used in this Annual Report, the terms " we," "our," "us," "VDAT" and "Visual Data" refers to Visual Data Corporation, a Florida corporation, and its subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR BUSINESS, PRODUCTS AND SERVICES

         VDAT, organized in 1993, is a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised in three operating groups, including:

         *        Visual Data Networking Solutions Group (EDNET)

         * Visual Data On-line Broadcast and Production Group (includes webcasting, live audio and video events, etc.)

         * Visual Data Travel Group (includes HotelView, ResortView, etc.)

         Products and services provided by each of the groups are:

Visual Data Networking Solutions GroupVisual Data Networking Solutions Group

         Our Networking Solutions Group, which is comprised of our Entertainment Digital Network, Inc. ("EDNET") subsidiary, provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet Service Providers. The Networking Solutions Group also provides systems integration and engineering services, application-specific technical advice, webcasting services, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate our broadcast and production applications.

         Based in San Francisco, EDNET develops and markets integrated systems for the delivery, storage and management of professional quality digital communications for media-based applications, including audio and video production for the North American advertising and entertainment industries. EDNET has established a private wide-area network (WAN) through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunications providers, which enables the exchange of high quality audio, compressed video and multimedia data communications. EDNET provides engineering services, application-specific technical advice, and audio, video and networking hardware and software as part of its business.

Our Networking Solutions Group manages an expanding global network of over 500 North American affiliates, and nearly 200 international associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. Our Networking Solutions Group, which represented approximately 57% and 71% of our revenues from continuing operations for the years ended September 30, 2001 and 2000, respectively, generates revenues from the sale of equipment, installation of equipment, performance or bridging services and usage of bandwidth.

Visual Data On-line Broadcast and Production Group

         The Visual Data On-line Broadcast and Production group provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and information distribution (Internet, broadcast TV and radio) for any business entity, and can provide point-to-point audio and video transport worldwide.

         Our On-line Broadcast and Production Group was created to provide webcasting services, a cost effective means for corporations to broadcast analyst conference calls live, making them available to the investing public, the media and worldwide to anyone with Internet access. We market the On-line Broadcast and Productions Solutions webcasting products through a direct sales channel, and in conjunction with our business partner, PR Newswire. Each webcast can be archived for replay for an additional fee and the archived material can be accessed through a company's own web site. Major corporations and small businesses are hiring us to produce live webcasts and custom videos for the web to communicate corporate earnings announcements, conference calls on the web, speeches on demand, product launches, internal training, corporate video news and profiles, crisis communications, visual trade shows, and basic online multimedia fulfillment.

         Significant to this business division is our strategic partnership with the Internet's leading press release service, PR Newswire, providing a global sales force to promote the VDAT broadband corporate services packages. We also completed development of a suite of trade show related broadband media services including a "Virtual Exhibit Hall", rich-video filming, key-note speaker interview vignettes, and conference webcasting, all of which have the benefit of extending the life of a trade show, a highly attractive proposition for show producers and exhibitors alike. Our On-line Broadcast and Production Group, which represented approximately 29% and 17% of our revenues from continuing operations for the years ended September 30, 2001 and 2000, respectively, generates revenues through production and distribution fees. For the year ended September 30, 2001, we experienced an approximate 99% growth in our revenues from last year from webcasting from our Online Broadcast and Production Group.

Visual Data Travel Group

         The Visual Data Travel Group produces high quality, Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from two to four minutes. By incorporating the services of many of the largest travel and leisure websites, we have created a unique distribution channel for travel industry businesses such as hotel chains and golf courses to significantly augment their marketing programs using highly effective multi-media applications.

         The Visual Data Travel Group, which represented approximately 9% and 7% of our revenues from continuing operations for each of the years ended September 30, 2001 and 2000, respectively, generates revenues from production and distribution fees. Our Travel Group experienced significant growth at 70% over last year, and its revenues have not been adversely affected by the events following September 11th. We own or co-own virtually all the content we create, which we believe provides us with desirable content for syndication.

DISCONTINUED OPERATIONS

         The Company issued 1,686,445 shares of common stock in Visual Data Corporation in exchange for 100% of the common stock of SportSoft Golf, Inc., which was merged into a wholly-owned subsidiary of the Company, Golf Society of the U.S. The value of the common stock was approximately $2.3 million.

         During the fiscal year ended September 30, 2001 we had two additional operating groups, the Visual Data Financial Solutions Group and the Visual Data Golf, Leisure and Syndication Group. The Financial Solutions Group was established in November 1999 to address the information needs of the financial sector. For the fiscal years ended September 30, 2001 and 2000 it represented less than 1% of our revenues. The Golf, Leisure and Syndication Group was formed in December 2000 with the acquisition of the Golf Society of the U.S. which is a membership business that markets to the golfing community. Its members are provided with the opportunity to acquire equipment, greens fees, trips and various other benefits at a discounted price. While the Golf, Leisure and Syndication Group represented approximately 19% of our total revenues for the fiscal year ended September 30, 2001, its operations represented approximately 23% of our net loss for fiscal 2001. In December 2001 we determined to discontinue the operations of both the Financial Solutions Group and the Golf, Leisure and Syndication Group as a result of their adverse impact on our financial condition and in keeping with our overall strategic plan. Please see
Item 6. Management's Discussion and Analysis or Plan of Operation for a discussion of the impacts of these discontinued operations on our financial statements.

         In January 2002 we sold the stock of the Golf Society of the U.S. to an unaffiliated third party in exchange for a $6.5 million convertible debenture. [Please see Item 6.]

SALES AND MARKETING

         We use a variety of marketing methods, including our internal sales force, to market our products and services. One key element of our marketing strategy has been to enter into distribution agreements with recognized leaders in each of the markets for our products and services. By offering our products and services in conjunction with the distributors products, we believe these distribution agreements enable us to take advantage of the particular distributors' existing marketing programs, sales forces and business relationships. Contracts with these distributors generally range from one to two years. For the fiscal years ended September 30, 2001 and 2000, respectively, revenues from our agreements with PR Newswire have represented approximately 26% and 17% of our revenues. Our agreement with PR Newswire may be terminated on short notice. See Item 1. Description of Business Risk Factors. Other than this agreement, no other agreement with a distributor has represented more than 10% of our revenues during this period.

COMPETITION

         The market for Internet broadcast services and video content is relatively new, rapidly evolving and highly competitive. We expect our competition to intensify. We compete with:

- other web sites, Internet portals and Internet broadcasters to acquire and provide content to attract users;

- video and audio conferencing companies and Internet business service broadcasters;

-        online services, other web site operators and advertising networks; and

-        traditional media, such as television, radio and print.

         Our Networking Solutions Group's competition in audio and video networking services is based upon the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, we believe that the number of competitors are, and will remain, small.

         Our primary video networking competitor is VYVX, a division of Williams Co. This company's focus is on video-networking services utilizing more expensive, higher-bandwidth fiber connections than ours. We also compete in the high-end networking market with JCI, MediaNet, and Wam!Net.

         Our On-line Broadcast and Production Group webcasting products and services compete with V-call, TellSoft, Activate, Yahoo! Broadcasting, and others who are offering live webcasts of quarterly earnings conference calls. In live event webcast production, we compete with MediaLink, Yahoo!, and others. However, our production services have also been in demand by some of our competitors, and from time to time we contract services to these companies. The nature of the streaming media sector of the Internet market is highly interdependent while being competitive.

         We believe we are of the premier Internet travel broadcasters offering an end-to-end solution for production and serving digital video on the Internet, however, we face competition from a number of other companies, including local production companies and other travel content web sites. We believe we stand apart from our competitors in that they do not provide their customers with production or editing services, extensive distribution and they do not own the content that is aggregated on their site. In contrast, we create and produce most of our content and own virtually all the video and audio content on our web sites.

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

         By distributing content over the Internet, we face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. To protect our company from such claims, we maintain general liability insurance in the amount of $1 million. The general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify us for any liability to which we may be exposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

EMPLOYEES

         At December 31, 2001 we had 76 full time employees, of whom 42 were design, production and technical personnel, 15 were sales and marketing personnel and 19 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with employees and consultants to be good.

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES WHICH WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         We have incurred operating losses since our inception and we have an accumulated deficit of $39,723,329 at September 30, 2001. For the years ended September 30, 2001 and 2000, we incurred net losses of $11,552,745 and $11,401,583, respectively. Our operating expenses have increased and we continue to incur significant operating losses. Our liquidity has substantially diminished because of these continuing operating losses. Our future profitability will depend on increases in revenues from operations. There can be no assurance that future revenues will grow sufficiently to generate a positive cash flow or otherwise enable us to be profitable. We will experience significant liquidity and cash flow problems which will require us to raise additional capital to continue operations if we are not able to substantially increase our revenues. We cannot guarantee that future revenues will grow sufficiently to generate positive cash flow or otherwise enable us to become profitable.

WE CANNOT PREDICT OUR FUTURE REVENUES OR WHETHER OUR PRODUCTS WILL BE ACCEPTED. IF THE MARKETS FOR OUR PRODUCTS AND SERVICES DO NOT DEVELOP, OUR FUTURE RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Revenues from our products and services have been limited. We reported revenues from continuing operations of $6,908,043 and $5,862,465 for the years ended September 30, 2001 and 2000, respectively. In addition, the markets for our products and services have only recently begun to develop, are rapidly evolving and are increasingly competitive. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult to predict whether, or how fast, these markets will grow. We cannot guarantee either that the demand for our products and services will continue to develop or that such demand will be sustainable. If the market develops more slowly than expected or becomes saturated with our competitors' products and services, or do not sustain market acceptance, our business, operating results, and financial condition will be materially and adversely affected.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

         Historically, our operations have been financed primarily through the issuance of equity. Our acquisition and internal growth strategy requires substantial capital investment. Capital is typically needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary for the production and marketing of additional on-line multi-media libraries. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions.

         If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Visual Data held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE.

         Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or the marketing industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

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

         As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected. In addition, the stock market in general and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of those companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

WE ARE DEPENDENT ON CONTRACTS, SOME OF WHICH ARE SHORT TERM. IF THESE CONTRACTS ARE TERMINATED, OUR RESULTS OF OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

         We are dependent upon contracts and distribution agreements with our strategic partners and clients including PR Newswire Corporation. Revenue from PR Newswire represented approximately 26% and 17% of our consolidated revenue for the years ended September 30, 2001 and 2000, respectively. These contracts are generally for terms ranging from one to two years, however, many of them permit our clients and partners to terminate their agreements with us on short term notice. Because of the significant nature of the revenues from these contracts to our consolidated results of operations, the termination of any of these contracts could have a material adverse effect on our business operations and prospects.

THE EXERCISE OF OPTIONS AND WARRANTS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         As of September 30, 2001 we had outstanding options and warrants to purchase a total of 15,494,279 shares of our common stock at prices ranging between $0.00016 and $17.188 per share. The exercise of these warrants and options may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF THE DEBENTURES WILL INCREASE AS THE MARKET PRICE OF OUR COMMON STOCK DECREASES.

         At December 31, 2001 we have an aggregate of $1,879,000 principal amount of 6% convertible debentures outstanding. The debentures which are convertible, in whole or in part, at the option of the holders into shares of our common stock at a conversion price equal to the lesser of:

         -        $2.13 per share, or

         - 90% of the average of the three lowest closing bid prices for the 20 trading days prior to conversion (the "variable conversion price").

         The conversion price of the convertible debentures cannot be less than $.288 per share. The practical effects of this conversion formula based upon the current conversion formula are:

         * If the variable conversion price is above $2.13 per share, then the conversion price is based upon the $2.13 per share formula,

         * If the variable conversion price is less than $2.13 per share, then the conversion price is determined by calculating 90% of the three lowest closing bid price of our common stock for the 20 trading days prior to conversion, subject to a floor price of $.288 per share.

         Because the conversion price is not fixed, the ultimate number of shares of common stock issuable if the holders elect to convert the $1,879,000 principal amount of the debentures is unknown at this time. However, as the average of the three lowest closing bid prices of our common stock as report on the Nasdaq National Market for the 20 consecutive trading days prior to January 1, 2002 is $0.76 per share, if the debentures were to be converted now the conversion price would be at $0.684 per share. The following table sets forth:

         * the number of shares of our common stock that would be issuable upon conversion of the $1,879,000 based on a conversion price of $0.684 per share, and

         * the total number of shares of our common stock that would be issuable upon the conversion of all $3,060,000 original principal amount of the debentures, giving effect to the debentures which have already been converted.

                                         Shares Issued                          Total Shares(2)
                                         on Conversion                            Issued on          Total % of(3)
                                              of               % of(1)          conversion of        Shares issued
Market                 Conversion        $1,879,000 of       Outstanding        all $3,060,000      on conversion of
Price                    Price            debentures           Shares             debentures         all debentures
-----                    -----            ----------           ------             ----------         --------------

$0.76 and above           $0.684           2,747,076            14.7%              4,252,288              24.8%
$0.57 (25% less
than $0.76)               $0.513           3,662,768            19.6%              5,167,980              30.1%
$0.38 (50% less
than $0.76)               $0.342           5,494,152            29.4%              6,999,364              40.8%
$0.19(75% less
than $0.76)               $0.288(4)        6,524,306            34.9%              8,029,518              46.8%

(1) Based upon 18,680,164 shares issued and outstanding on December 31, 2001, which includes the shares issued previously upon the conversion of an aggregate of $1,381,000 principal amount of the debentures.

(2) Includes an aggregate of 1,505,212 shares of our common stock previously issued, including 803,740 shares of our common stock issued upon the conversion of $800,000 principal amount of the debentures, and 701,472 shares of our common stock issued on the conversion of $381,000 principal amount of the debentures..

(3) Based upon 17,174,952 shares issued and outstanding which does not include the 1,505,212 shares previously issued upon the conversion of aggregate principal amount of $1,381,000 of the debentures.

(4)      The conversion price has a floor of $.288 per share.


         The terms of the debentures provide that the number of shares of common stock into which they are convertible, when added together with all other shares of our common stock beneficially owned by the holder and its affiliates, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. The debenture holders are affiliates, and the number of shares of common stock owned by each debenture holder would be aggregated for the purposes of calculating the 9.9% limitation. The terms of the debentures also have the effect of restricting the amount of debentures which the debentures holders can convert and sell within any 61 day period. This 9.9% limitation, however, does not prevent the debenture holders from continually liquidating shares of our common stock owned by them in order to convert all of the debentures into shares of our common stock, subject to the terms of the debentures.

THE VARIABLE CONVERSION PRICE FORMULA FOR THE DEBENTURES COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         The following are special risks which result from the variable conversion price formula of the debentures:

         * REDUCTION IN STOCK PRICE. The conversion price of the debentures is variable based on the future trading prices of our common stock, with a floor conversion price of $.288 per share. As a result of the market-related conversion price, the number of shares of common stock issuable upon conversion of the debentures will be inversely proportionate the market price of the common stock at the dates upon which the conversion price may be determined.

         * EFFECT OF SHORT SALES BY THIRD PARTIES. As a result of the market-related conversion price of the debentures, third parties may take significant short positions in our common stock. If this occurs, these short positions may have the effect of depressing the trading price of our common stock which would result in additional dilutive issuance of stock upon the conversion of the debentures. In addition, other selling security holders may take short positions in our common stock which while not effecting the exercise price of the underlying warrants or options held by these selling security holders, could have the effect of depressing its trading value and therefore result in additional dilutive issuance of stock upon the conversion of the debentures.

         * EFFECT OF ADDITIONAL SHARES IN MARKET. To the extent that holder of the debentures converts a portion of the debentures and then sell its common stock in the open market, our common stock price may decrease due to the additional shares in the market, possibly allowing the holder to convert the remaining debentures into greater amounts of common stock, further depressing the stock price.

THE EXERCISE PERIOD FOR OUR CLASS A COMMON STOCK PURCHASE WARRANTS EXPIRES IN JULY 2002, AT WHICH TIME THE WARRANTS WILL CEASE TRADING.

We currently have outstanding 1,350,000 Class A Common Stock Purchase Warrants which were sold as part of our initial public offering in July 1997. These warrants are exercisable at $6.00 per share until July 2002, and are currently quoted on the Nasdaq National Market under the symbol VDATW. At such time as the exercise period of the warrants expires, the security will no longer be quoted on the Nasdaq National Market, any other exchange or in the over the counter market. In addition, the warrants must be exercised prior to their expiration, or any right to acquire shares of our common stock thereunder is extinguished. As the current market price of our common stock is below the exercise price of the warrants, we do not know if any of these warrants will be exercised prior to their expiration.


PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

         In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which no shares were issued and outstanding at September 30, 2001. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         In September 1997, we purchased from an unaffiliated third party a 25,000 square foot facility in Pompano Beach, Florida which now serves as our corporate headquarters and houses all of our production, marketing and distribution activities, exclusive of our EDNET subsidiary. The aggregate purchase price paid for the facility was $1,475,000, comprised of $475,000 in cash and an 18-month first mortgage in the principal amount of $1,000,000, bearing interest at the rate of 8.75% per annum, with 15-year amortization. In March 1999 we refinanced this mortgage. The current mortgage in the principal amount of approximately $850,000, which is held by a bank, bears interest at 8.75% per annum on a 15 year amortization, and the unpaid principal balance and any accrued interest is due on September 30, 2002. We do not anticipate any difficulty in refinancing the property prior to the due date of this mortgage.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock and warrants are quoted on the Nasdaq National Market under the symbols "VDAT" and "VDATW," respectively. The following table sets forth the high and low closing sale prices for our common stock and warrants as reported on the Nasdaq Stock Market and for the period from October 1, 1999 through September 30, 2001, the high and low closing sale prices for our common stock and warrants as reported on the Nasdaq National Market System.

         COMMON STOCK                    High               Low

         FISCAL YEAR 2000:

         First Quarter                 $  15.688         $  7.188
         Second Quarter                $  16.375         $  6.563
         Third Quarter                 $  13.875         $  8.438
         Fourth Quarter                $   9.250         $  3.031

         FISCAL YEAR 2001:

         First Quarter                 $   4.250         $  1.000
         Second Quarter                $   2.750         $  1.000
         Third Quarter                 $   3.790         $  1.250
         Fourth Quarter                $   1.760         $  0.520


         WARRANTS                        High               Low

         FISCAL YEAR 2000:

         First Quarter                 $ 10.125          $  3.500
         Second Quarter                $  8.938          $  4.000
         Third Quarter                 $  4.250          $  1.313
         Fourth Quarter                $  1.813          $  0.813

         FISCAL YEAR 2001:

         First Quarter                 $  1.375          $ 0.2129
         Second Quarter                $  0.563          $ 0.1880
         Third Quarter                 $  1.110          $ 0.2500
         Fourth Quarter                $  0.600          $ 0.1800

                  On December 31, 2001, the last reported sale prices of the common stock and warrants on the Nasdaq National Market were $.78 per share and $.15 per warrant. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. As of December 31, 2001, there were approximately 450 shareholders of record of the common stock.

         DIVIDEND POLICY

                  We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

         RECENT SALES OF UNREGISTERED SECURITIES

                  On December 4, 2001 we entered into a private debt financing transaction with a shareholder who is an accredited investor pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory
Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The loan bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 500,000 shares of common stock.

                  Beginning in January 2002 we will make principal payments on the loan in an amount equal to 50% of our Collected Revenue (as that term is defined in the Loan Agreement), with a minimum payment of $100,000 per month, until such time as we have repaid $750,000 of the loan, and thereafter our monthly payments shall be fixed at $100,000. After we have repaid $1 million of principal the lender will make available additional borrowings up to a maximum outstanding amount of $1.5 million. At such time as we receive equity or strategic financing in excess of $1.5 million (other than certain excluded transactions), 30% of the net proceeds of such funds will be used by us to reduce the principal owned under the Secured Promissory Note. If we receive $5 million in an equity or strategic financing transaction (other than certain excluded transactions), then the entire remaining principal amount of the Secured Promissory Note is to be repaid by us.

                  We granted the lender a security interest in all of our tangible and intangible assets, and issued him a warrant to purchase 1 million shares of our common stock at an exercise price of $1.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the Secured Promissory Note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights.

                  In conjunction with the transaction, all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, each of Randy S. Selman and Alan Saperstein have agreed to cancel 750,000 options held by them (for an aggregate of 1,500,000 options to be cancelled) to purchase shares of our common stock.

                  Copies of the Loan Agreement, Secured Promissory Note, Security Agreement and Common Stock Purchase Warrant were attached hereto as exhibits to the Report on Form 8-K which we filed with the SEC on December 17, 2001. The foregoing description is qualified in its entirety by reference to the full text of such exhibits.

                  In October 2001 we issued an aggregate of 127,191 shares of our common stock to our executive officers and certain senior staff members as consideration for a reduction in their salaries for the first quarter of fiscal 2002 in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that act. The recipients of the securities were accredited investors, or had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in Visual Data, and were, therefore, sophisticated investors at the time of issuance. The stock certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

                  In November 2001 we issued an unaffiliated third party who is an accredited investor 50,000 shares of our common stock as consideration for amounts due the party in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that act. The stock certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. In November 2001 we also issued our outside directors an aggregate of 32,033 shares of our common stock as compensation for their services on our Board of Directors. These shares were issued in a private transaction exempt from registration under the Securities Act, and each of the recipients is an accredited investor. The stock certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom

                  In December 2001 we issued an aggregate of 1,568,000 shares of our common stock upon the conversion of the shares of preferred stock held by The FirstNews.com shareholders pursuant to the terms of such security in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that act. The recipients of the securities were accredited investors, or had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in Visual Data, and were, therefore, sophisticated investors at the time of issuance. The stock certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

                  In December 2001 we also issued an aggregate of 15,000 shares of our common stock as compensation for services rendered to us in a private transaction exempt from registration under the Securities Act in reliance on
Section 4(2) of that act. The recipients of the securities were accredited investors, or had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in Visual Data, and were, therefore, sophisticated investors at the time of issuance. The stock certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. In December 2001 we also issued 50,000 shares of our common stock to an unaffiliated third party as compensation for services rendered to us in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that act .The recipient of the securities was an accredited investors and the stock certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

                  In December 2001 we issued 200,000 shares of our common stock as consideration for the purchase of 2,000,000 shares of common stock of a development stage company, representing approximately 29% of the issued and outstanding common stock, in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that act. Management of the recipients of the securities had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in Visual Data, and were, therefore, sophisticated investors at the time of issuance. The stock certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

OVERVIEW

         We are a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised in three operating groups, including:

         *        Visual Data Networking Solutions Group (EDNET)

         * Visual Data On-line Broadcast and Production Group (includes webcasting, live audio and video events, etc.)

         * Visual Data Travel Group (includes HotelView, ResortView, etc.)

REVENUE RECOGNITION

         A significant component of our Networking Solutions Group's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Networking Solutions Group recognizes revenues from equipment installation and bridging when service is performed. Networking usage revenue is recognized based on customers' monthly usage. Our Networking Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. Our On-line Broadcast and Production Group recognizes revenue when a project is completed. Our Travel Group libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on bookings are recognized when the stays are completed.

RESULTS OF OPERATIONS

         The following table shows for the periods presented the percentage of revenue represented by items on our consolidated statements of operations.

                                                     PERCENTAGE OF REVENUE
                                                    Year Ended September 30,
                                                     2001            2000
                                                    ------          ------
Revenue                                              100.0%          100.0%
Cost of revenue                                       63.8           111.7
Operating expenses:
   General and administrative                        104.1            95.8
   Sales and marketing                                35.3            74.8
                                                    ------          ------
Total operating expenses                             139.4           170.6
                                                    ------          ------
Loss from operations                                (103.2)         (182.3)

Other income (expense):
   Interest income                                     1.2             9.7
   Rental income                                       1.2             1.4
   Loss on disposal of assets                           --            (0.2)
    Other income (expense)                             2.6              --
   Interest expense                                  (13.4)           (2.2)
   Minority interest                                    --            10.8
                                                    ------          ------
Total other income (expense)                          (8.4)           19.5
                                                    ------          ------
Loss from continuing businesses                     (111.6)         (162.8)

Losses from discontinued businesses                  (55.6)          (31.6)
                                                    ------          ------
Net loss                                            (167.2)%        (194.4)%
                                                    ======          ======

REVENUE

         We recognized revenue of approximately $6,908,000 from continuing operations for the year ended September 30, 2001, representing an increase of approximately $1,046,000 (18%) over revenues of approximately $5,862,000 for the same period last year.

         Revenues from the Networking Solutions Group accounted for approximately $3,905,000 for the year ended September 30, 2001 as compared to approximately $4,154,000 for the same period in fiscal

2000, which represents a decrease of approximately $249,000 (6%). This decrease is the result of a decline in the sale of equipment.

         Revenues from the On-Line Broadcast and Production Group accounted for approximately $2,036,000 for the year ended September 30, 2001 as compared to approximately $1,023,000 for the same period in fiscal 2000, which represents an increase of approximately $1,013,000 (99%). This increase is primarily the result of the increase in the business services provided which includes webcasts, conference calls and slide show presentations.

         Revenues from the Travel Group accounted for approximately $646,000 for the year ended September 30, 2001 as compared to approximately $380,000 for the same period in fiscal 2000, which represents an increase of approximately $266,000 (70%). The increase is the result of more production and distribution performed for hotels and resorts.

         The balance of our revenue for the year ended September 30, 2001, approximately $321,000, was derived from CareView. We sold CareView assets to CuraSpan, Inc. in December 2000, and CuraSpan, Inc. entered into a services agreement with CareView to provide the production and distribution of videos.

COST OF REVENUE

         Cost of revenue includes video production costs including a percentage of our programmers allocated time and related overhead costs as well as network fees and equipment costs associated with our Network Solutions Group's revenue. Cost of revenue was $4,408,000 for the year ended September 30, 2001, representing a decrease of approximately $2,141,000 (33%) from approximately $6,549,000 for the same period last year.

         Cost of revenue from the Networking Solutions Group accounted for approximately $3,121,000 for the year ended September 30, 2001 as compared to approximately $4,017,000 for the same period in fiscal 2000, which represents a decrease of approximately $896,000 (22%). This decrease is the result of decreased sales from the Networking Solutions Group, as well as cost reductions as a result of cost containment measures adopted in fiscal 2001.

         Cost of revenue from the On-Line Broadcast and Production Group accounted for approximately $583,000 for the year ended September 30, 2001 as compared to approximately $547,000 for the same period in fiscal 2000, which represents an increase of approximately $36,000 (7%).

         The cost of revenue for the Travel Group for the year ended September 30, 2001 was approximately $528,000 representing a decrease of $546,000 (51%) from $1,074,000 for the same period last year. During fiscal 2001, certain projects were assigned to the programming department that met capitalization guidelines under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, accordingly, these costs were capitalized, as well as cost reductions as a result of cost containment measures adopted in fiscal 2001.

         The balance of the cost of our revenues for the year ended September 30, 2001, approximately $176,000, was derived from production and distribution of video content libraries for CuraSpan, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $3,437,000 for the year ended September 30, 2001, representing an increase of approximately $339,000 (11%) from approximately $3,098,000 for the same period last year. The increase was primarily the result of the growth in infrastructure to support our webcasting service for our On-Line Broadcast and Production Group.

         General and administrative expenses from the On-Line Broadcast and Production Group accounted for approximately $833,000 for the year ended September 30, 2001 as compared to approximately $409,000 for the same period in fiscal 2000, which represents an increase of approximately $424,000 (104%). The increase was the result of additional infrastructure to support our webcasting service.

         General and administrative expenses from the Networking Solutions Group accounted for approximately $1,633,000 for the year ended September 30, 2001 as compared to approximately $1,877,000 for the same period in fiscal 2000, which represents a decrease of approximately $244,000 (13%). This decrease is the result of decreased sales from the Network Solutions Group, as well as cost reductions as a result of cost containment measures adopted in fiscal 2001.


         General and administrative expenses for the Travel Group for the year ended September 30, 2001 were approximately $607,000 representing an increase of $83,000 (16%) from $524,000 for the same period last year. The increase was primarily the result of general business costs associated with the maintenance of an office in Europe. This office was closed in October 2001.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses were $2,440,000 during the year ended September 30, 2001, representing a decrease of approximately $1,948,000 (44%) from approximately $4,388,000 for the same period last year.

         Sales and marketing expenses from the Travel Group accounted for approximately $984,000 during the year ended September 30, 2001 as compared to approximately $2,025,000 for the same period in fiscal 2000, which represents a decrease of approximately $1,041,000 (51%). The decrease was primarily the result of cost containment and consolidation of sales, marketing and advertising implemented in the beginning of fiscal 2001.

         Sales and marketing expenses from Other, which includes CareView, accounted for approximately $335,000 for the year ended September 30, 2001 as compared to approximately $1,455,000 for the same period in fiscal 2000, which represents a decrease of approximately $1,120,000 (77%). The decrease was the result of the sale of assets of CareView to CuraSpan, Inc. and the costs savings from fewer employees.

         Sales and marketing expenses for the Networking Solutions Group were approximately $743,000 for the year ended September 30, 2001 as compared to approximately $670,000 for the same period in fiscal 2000 representing a increase of $73,000 (11%).

         Sales and marketing expenses from the On-Line Broadcast and Production Group accounted for approximately $378,000 for the year ended September 30, 2001 as compared to approximately $238,000 for the same period in fiscal 2000, which represents an increase of approximately $140,000 (59%). The increase was the result of additional personnel hired to support and expand our webcasting service.

         CORPORATE ALLOCATION EXPENSES

         Corporate allocation expenses were $3,752,000 during the year ended September 30, 2001, representing an increase of approximately $1,236,000 (49%) from approximately $2,516,000 for the same period last year. Corporate allocation includes $1,022,000 non-cash expense for consulting options as a result of the fair value recorded by using the Black-Scholes pricing model. During fiscal 2001, as a result of the cost containment program, certain employment positions were restructured in order to service the entire organization as opposed to a single operating unit. These positions were included at the operating levels during fiscal 2000 and were moved to the corporate level during fiscal 2001. The remaining increase is primarily the result of legal and accounting fees, recruiting fees and severance.

OTHER INCOME (EXPENSE)

         Other income (expense) was $(583,000) during the year ended September 30, 2001 compared to approximately $1,141,000 other income for the same period last year. Interest expense amounted to $928,000 compared to $129,000 representing an increase of $799,000 primarily due to interest, fees and amortization of debt issue costs associated with the 6% convertible debentures. This interest expense is primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the warrants issued in connection with the debentures, both are non-cash expenses. In addition, interest income was approximately $80,000 during the year ended September 30, 2001, representing a decrease of approximately $487,000 (86%) from approximately $567,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the year ended September 30, 2001. Rental income was $81,000 for the year ended September 30, 2001 representing an increase of $14,000 from $67,000 for the same period last year. Other income (expense) was approximately $184,000 for the fiscal year ended September 30, 2001 primarily the result of the recovery of prior year inventory valuations of $200,000 as well as the receipt of the first payment from CuraSpan Inc. for $50,000, which was fully reserved. These increases were offset by expenses associated with an acquisition that was terminated. During fiscal year 2000 the inventory at the Network Solutions Group was reserved for obsolescence due to slow sales. During 2001, the engineers at the Network Solutions Group developed product improvements according to customer specifications for this inventory thus making it saleable. For the year ended September 30, 2000, approximately $636,000 of subsidiary losses were allocated to minority interest. There were no such allocations to minority interest for the year ended September, 2001 as the minority interests' investment was reduced to $0, which occurred during fiscal year 2000. Subsequently, 100% of the net losses of EDNET were included in the consolidated financial statements.

DISCONTINUED OPERATIONS

         In February 2001, the Company completed the acquisition of SportSoft Golf, Inc. The Company issued 1,686,445 shares of common stock in Visual Data Corporation in exchange for 100% of the common stock of SportSoft Golf, Inc., which was merged into a wholly-owned subsidiary of the Company, Golf Society of the U.S. The value of the common stock issued to shareholders of SportSoft Golf, Inc. was approximately $2.3 million, based upon a share value of $1.375 on December 22, 2000. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $2.2 million. Therefore, as a result of the acquisition, the Company recorded approximately $5.0 million in intangible assets.

         Losses from discontinued operations amounted to approximately $3,840,000 for the year ended September 30, 2001 as compared to losses of $1,854,000 for the same period in 2000. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $2,635,000 of operating losses are classified as discontinued operations. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $1,205,000 and $1,854,000 as discontinued operations for the year ended September 30, 2001 and 2000, respectively.

         While the Golf, Leisure and Syndication Group had represented approximately 19% of our revenues during fiscal 2001, it accounted for approximately 23% of our net loss. Revenues from the Financial Solutions Group had been minimal since its inception in 1999. Our decision to discontinue the operations of these groups is in keeping with our business strategy focusing on strategic operations which compliment our core business. In January 2002 we sold the stock of the Golf Society of the U.S. to an unaffiliated third party in exchange for a $6.5 million convertible debenture. We retained and will integrate the golf library and multi-media content into our Travel Group, thereby adding additional rich media content which can be used for syndication to third parties.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit at September 30, 2001 was approximately ($619,000), a decrease of $4,439,000 from $3,820,000 at September 30, 2000. The change in working capital was primarily attributable to cash used in operating activities of $4,270,000 and for discontinued operations of $5,268,000 for the year ended September 30, 2001, partially offset by the proceeds from the sale of preferred stock in TheFirstNews.com ($905,000, net), the sale of 6% convertible debentures ($3,060,000, net) and the sale of our common stock ($2,805,000, net). At September 30, 2001 our total current liabilities were $3,101,000 which increased $497,000 from $2,604,000 at September 30, 2000.

The increase is primarily attributable to approximately $851,000 of current mortgage note payable an increase of $807,000, due to the balloon payment due on the mortgage on September 30, 2002.

         Net cash used investing activities was $589,000 for the year ended September 30, 2001 primarily due to property and equipment additions of $608,000. Net cash provided by financing activities, as previously described, for the year ended September 30, 2001 was $6,721,000.

         As discussed previously, we decided to cease operations in the Financial Solutions Group and the Golf, Leisure and Syndication Group. In January 2002 we sold the stock of the Golf Society of the U.S. to an unaffiliated third party in exchange for a $6.5 million convertible debenture. We classified approximately $3,808,000 to net assets from discontinued operations as of September 30, 2001. Management anticipates that the consideration received from the sale of the Golf, Leisure and Syndication Group will be sufficient to recover the net assets of the group as of September 30, 2001. Based on the sale terms, the Company will receive no cash consideration for the foreseeable future.

         For the year September 30, 2001, we had an operating loss from continuing operations of approximately $7.7 million and cash used in operations of approximately $4.3 million. At September 30, 2001, we had approximately $52,000 of cash and cash equivalents and approximately $182,000 in restricted cash. Subsequent to September 30, 2001 we have borrowed an additional $1.5 million of capital under a loan agreement. The Company has an additional $1 million in committed financing. See "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities." We do not presently have any commitment for capital expenditures. Based upon our current operations, we believe we have sufficient funds, including available capital financing to provide for our operations for the next 12 months.

         We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of our cash needs, we will seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-27 as follows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors, and their ages are as follows:

         Name                 Age     Position
         ----                 ---     --------

Randy S. Selman(1)            45      Chief Executive Officer, President and
                                        Chairman; Chairman of EDNET
Alan M. Saperstein            42      Executive Vice President, Treasurer and
                                        Director; Director of EDNET
George Stemper                47      Chief Operating Officer
Gail Babitt                   38      Chief Financial Officer
Benjamin Swirsky(1)(2)        59      Director
Brian K. Service(1)(2)        54      Director; Director of EDNET
Eric Jacobs                   54      Secretary, Director; Director of EDNET
Robert J. Wussler(1)(2)       62      Director

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

         GEORGE STEMPER. Mr. Stemper has served as our Chief Operating Officer since September 2000. Mr. Stemper comes to us with 25 years in the computer, Internet application and hospitality technology fields. He served as a Senior Vice President and General Manager with Hospitality Solutions International
(HSI) from June, 1997 through July, 2000. HSI is a leading global developer and marketer of Windows NT and Internet based systems and applications software for the restaurant, hotel, and club hospitality industry business segments. From September, 1995 through June, 1997 Mr. Stemper served as the Chief Operating Officer and as Executive Vice President for MCORP, an Edison, NJ based software developer and product integrator having hotel technology, telecom, military applications, and enterprise oriented business solutions. From April, 1981 through September, 1995, Mr. Stemper was with Control Transaction Corporation and served in key sales and marketing positions and as the Executive Vice President. From July 1996 through August 1999, Mr. Stemper was with the Hyatt Hotels Corporation and with Hilton Hotels from August, 1979 through March 1981. Mr. Stemper has a B.S. degree from Cornell University with and MBA from Fairleigh Dickinson University.

         GAIL BABITT, CPA. Ms. Babitt has served as our Chief Financial Officer since November 2000. From 1999 through October 2000 Ms. Babitt served as Vice President of Finance, North America and Corporate Controller for TeleComputing ASA. TeleComputing ASA is a leading application service provider. From 1997 to 1999 Ms. Babitt served as Manager-Transaction Services for Price Waterhouse Coopers LLP. During 1997 Ms. Babitt served as Director of Finance for ToppTelecom, Inc. Topp Telecom is a prepaid cellular company based in Miami. From 1994 to 1997 Ms. Babitt worked in the audit group with Price Waterhouse Coopers LLP (formerly Price Waterhouse LLP) and with Ernst & Young LLP from 1992 to 1994. Ms. Babitt has received a MBA from Boston University and a B.S. from Nova Southeastern University.

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

         BRIAN K. SERVICE. Mr. Service has been a member of our Board of Directors since July 1997 and serves on the Audit and Compensation Committees of the Board of Directors. Also, since August 1998 Mr. Service has been a Director of EDNET. Mr. Service is a dual New Zealand and U.S. citizen and currently resides in California. Mr. Service currently spends a substantial amount of his professional time in the United States acting as an international business consultant and a Managing Director of RPMC. In this capacity, he has clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994, Mr. Service was Chief Executive Officer and Managing Director of Salmond Smith BioLab, a New Zealand publicly traded company engaged in the production and sale of consumer and industrial products. From 1982 to 1986 he was Chief Executive Officer and Executive Chairman of Milk Products, Holding (North America), Inc., a wholly-owned subsidiary of the New Zealand Dairy Board that was located in Santa Rosa, California. Since September 1999, Mr. Service has served as President, Chief Executive Officer and director of 3D Systems, Inc., a publicly traded company.

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

         ROBERT J. WUSSLER. Mr. Wussler has been a member of the Board of Directors since July 1999. Mr. Wussler has served as a Director of EDNET since 1995. Mr. Wussler is currently the President of Ted Turner Pictures LLC. Since June 1998 he has served as Chairman, Chief Executive Officer and President of U.S. Digital Communications, Inc., a global satellite communications firm that specializes in corporate applications. From June 1995 to May 1998, Mr. Wussler was President and Chief Executive Officer of Affiliate Enterprises, Inc., the company formed by ABC Television affiliates to pursue new business opportunities, including emerging technology applications. From 1989 to 1992, he was President and Chief Executive Officer of COMSAT Video Enterprises, where he managed the acquisition of the NBA Denver Nuggets. Previously, from 1980 to 1990, he was Senior Vice President of Turner Broadcasting, where he oversaw the launch of CNN, Headline News and TNT, in addition to serving as President of SuperStation TBS, and from 1974 to 1978 he was the President of CBS Television Network and CBS Sports.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has established a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee consist of a majority of independent directors. The Compensation Committee administers our stock option plan and makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of our officers and key employees. The members of the Compensation Committee are Randy S. Selman, Benjamin Swirsky, Brian K. Service and Robert J. Wussler. The Audit Committee reviews the engagement of the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of our internal accounting controls. The members of the Audit Committee are Benjamin Swirsky, Brian K. Service and Robert J. Wussler.

DIRECTORS' COMPENSATION

         Directors who are not our employees received $1,000 per meeting, until July 2001 when the fee was adjusted to $3,750 per quarter, as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors' meetings.

         From time to time we issue the members of our Board of Directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2001 members of our Board of Directors hold outstanding options to purchase an aggregate of 1,517,000 shares of our common stock at prices ranging from $.75 to $17.188 per share.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended September 30, 2001 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2001, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2001, other than:

         - Ms. Babitt and Mr. Stemper each failed to timely file their respective Form 3, which forms were subsequently filed with the SEC, and

         - Messrs. Selman, Saperstein, Jacobs, Stemper and Ms. Babitt each failed to timely file a Form 4 reporting a grant of stock options in April 2001, which forms were subsequently filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the "Named Executive Officers.

                                 ANNUAL                             LONG-TERM
                              COMPENSATION                     COMPENSATION AWARDS
                              ------------                     -------------------
NAME, PRINCIPAL                                           OTHER ANNUAL   RESTRICTED OPTIONS           ALL OTHER
POSITION               YEAR      SALARY     BONUS         COMPENSATION   STOCK AWDS                  COMPENSATION
--------               ----      ------     -----         ------------   ----------                  ------------

Randy S. Selman        2001     $227,333(11)  -0-          $ 11,863(1)    -0-           -0-    -0-        -0-
  President, Chief     2000     $223,646(11)  -0-          $ 12,912(2)    -0-           -0-    -0-        -0-
  Executive Officer    1999     $162,110      -0-          $  9,794(3)    -0-           -0-    -0-        -0-
  and Director

Alan Saperstein        2001     $227,333(11)  -0-          $ 14,178(4)    -0-           -0-    -0-        -0-
  Vice President       2000     $223,646(11)  -0-          $ 15,480(5)    -0-           -0-    -0-        -0-
  Treasurer and        1999     $162,110      -0-          $ 14,894(6)    -0-           -0-    -0-        -0-
  Director

George Stemper         2001     $150,000      -0-          $  8,248(7)    -0-           -0-    -0-        -0-
  Chief Operating
  Officer


Gail Babitt            2001     $115,761      -0-          $  7,068(8)    -0-           -0-    -0-        -0-
  Chief Financial
  Officer

Pauline Schneider      2000     $108,693      -0-          $  1,775(9)    -0-           -0-    -0-        -0-
  Chief Financial      1999     $ 76,083      -0-          $  2,287(10)   -0-           -0-    -0-        -0-
  Officer


(1)      Includes $2,863 for medical insurance and $9,000 automobile allowance.

(2) Includes $681 for disability insurance, $3,981 for medical insurance and $8,250 automobile allowance.

(3) Includes $681 for disability insurance, $1,913 for medical insurance and $7,200 automobile allowance.

(4)      Includes $5,178 for medical insurance and $9,000 automobile allowance.

(5) Includes $681 for disability insurance, $6,549 for medical insurance and $8,250 automobile allowance.

(6) Includes $597 for disability insurance, $7,097 for medical insurance and $7,200 automobile allowance.

(7) Includes $1,998 for medical insurance and $6,250 automobile allowance. Mr. Stemper has served as the Chief Operating Officer since September 2000.

(8) Includes $1,651 for medical insurance and $5,417 automobile allowance. Ms. Babitt has served as the Chief Financial Officer since November 2000.

(9) Includes $0 for disability insurance, $1,775 for medical insurance and $2,250 automobile allowance. Ms. Schneider served as the Chief Financial Officer until October 2000.

(10) Includes $0 for disability insurance, $2,287 for medical insurance and $0 automobile allowance.

(11)     Includes a $25,000 management fee paid by EDNET.

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

         The agreements were amended, effective September 1, 1999, to (i) extend the term an additional two years, until January 9, 2003 (ii) increase the annual salary under each agreement to $195,000, and (iii) grant an additional 250,000 options at $8.875 (the fair market value at the date of grant) per share to each of Messrs. Selman and Saperstein, vesting 125,000 options on each anniversary date of the effective date of the additional two year term provided for under the amendment to the amended and restated employment agreements.

         The agreements were further amended, effective August 1, 2001, to (i) extend the term an additional two years, until August 1, 2005 (ii) increase the annual salary under each agreement to $250,000, and (iii) grant an additional 500,000 options at $1.50 (the fair market value at the date of grant) per share to each of Messrs. Selman and Saperstein, vesting 50,000 options per year for the first two years and 200,000 options per year for the next two years on each anniversary date of the effective date of the term provided for under the amendment to the amended and restated employment agreements. The EBITDA annual bonus has been revised so that no bonus would be paid unless we have a positive Net Income (as defined in the agreement), and, at such time, the EBITDA bonus will be paid only up to an amount that maintains a positive Net Income.

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

         Under the terms of the agreements, we may terminate the employment of Mr. Selman or Mr. Saperstein either with or without cause. If the Agreements are terminated by us without good cause, or by Mr. Selman or Mr. Saperstein with good cause, as applicable, we would be obligated to pay that executive an amount equal to three times that executive's current annual compensation (including base salary and bonus), payable in semi-monthly installments (except in the case of a termination upon a change in control wherein the executive may elect either a lump sum payment, discounted to present market value or payment over a three year period in semi-monthly installments). Additionally, the executive would be entitled to participate in and accrue medical benefits for a period of two years after the date of termination without cause (by us) or for good cause (by the executive). To the extent that either Messrs. Selman or Saperstein are terminated for cause, no severance benefits shall be paid.

         Effective October 15, 2001 we entered into employment agreements with George Stemper, our Chief Operating Officer, and with Gail Babitt, our Chief Financial Officer. The term of the agreement is for two years from the effective date of the agreements and is renewable for successive one-year terms unless terminated. The annual salary under each of the agreements is $175,000 for Mr. Stemper and $155,000 for Ms. Babitt, which amount will be increased by 10% each year.

         Additionally, each of Mr. Stemper and Ms. Babitt were granted options (which contain certain anti-dilution provisions) to purchase 100,000 shares of common stock at $.75 per share, vesting 50,000 options on each anniversary date of the effective date of each of the agreements. The options, which are exercisable for a period of four years from the vesting date, automatically vest upon the occurrence of certain events, including a change in control, constructive termination (as defined in the agreements) of the employee, or the termination of the employee other than for cause.

         The agreements also provide, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives, (ii) an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Mr. Stemper and Ms. Babitt, (iii) benefits in the event of disability and (iv) contain certain non-disclosure and non-competition provisions. Additionally, Mr. Stemper and Ms. Babitt may be granted certain bonus incentives by our Board of Directors. Furthermore, we have agreed to indemnify each of them for any obligations or guaranties which either of them may have undertaken on our behalf.

         Under the terms of the agreements, we may terminate the employment of Mr. Stemper or Ms. Babitt either with or without cause. If the Agreements are terminated by us without good cause, or by Mr. Stemper or Ms. Babitt with good cause, as applicable, we would be obligated to provide that executive three months notice and then to pay current compensation and benefits for an additional six month period.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2001 to the Named Executive Officers.

                 Option Grants in Year Ended September 30, 2001

                                              INDIVIDUAL GRANTS
                                            --------------------
                     NO. OF SECURITIES      % OF TOTAL OPTIONS
                        UNDERLYING          GRANTED TO EMPLOYEES           EXERCISE      EXPIRATION
     NAME             OPTIONS GRANTED          IN FISCAL YEAR                PRICE           DATE
     ----           -------------------     --------------------           --------      ----------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director            850,000                     17%                      (1)          (1)
Alan Saperstein,
  Executive Vice
  President and
  Director                850,000                     17%                      (1)          (1)
George Stemper,
  Chief Operating
  Officer                 200,000                      4%                      (2)          (2)
Gail Babitt, Chief
  Financial Officer       200,000                      4%                      (3)          (3)

(1) On April 18, 2001 we granted options to acquire 350,000 shares of common stock at an exercise price of $2.00 per share. These options were granted as part of a bonus program. The term of these options is four years from the date of grant. These options are fully vested. On August 1, 2001 we granted options to acquire 500,000 shares of common stock at an exercise price of $1.50 per share. These options were granted as part of an extension of Messrs. Selman and Saperstein employment contracts. The term of these options is four years from the date of vesting. These options will vest at 50,000, 50,000, 200,000 and 200,000 on the first, second, third and forth anniversary date of the employment contract extension, which was the date of grant.

(2) On September 18, 2000 we granted options to acquire 100,000 shares of common stock at an exercise price of $4.188 per share. These options were granted as part of the executive employment package. On April 18, 2001 we granted options to acquire 100,000 shares of common stock at an exercise price of $2.00 per share. These options were granted as part of a bonus program. 25,000 of these options were not granted under the 1996 Stock Option Plan. See "Management - 1996 Stock Option Plan." The term of these options is four years from the date of grant. These options are fully vested.

(3) On October 19, 2000 we granted options to acquire 75,000 shares of common stock at an exercise price of $2.031 per share. These options were granted as part of the executive employment package. On April 18, 2001 we granted options to acquire 125,000 shares of common stock at an exercise price of $2.00 per share. These options were granted as part of a bonus program. 25,000 of these options were not granted under the 1996 Stock Option Plan. See "Management - 1996 Stock Option Plan." The term of these options is four years from the date of grant. These options are fully vested.

         The following table sets forth certain information regarding stock options held as of September 30, 2001 by the Named Executive Officers.

                             Aggregate Option Exercises in Year Ended September 30, 2001
                                                  and Year-End Option Values

                                                  NO. OF SECURITIES
                                               UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                      SHARES                         OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                     ACQUIRED                    SEPTEMBER 30, 2001               SEPTEMBER 30, 2001(1)
                        ON        VALUE    -------------------------------     ---------------------------
NAME                 EXERCISE   REALIZED   EXERCISABLE       UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----                 --------   --------   -----------       -------------     -----------    -------------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director           --     $    --    1,602,230(2)         750,000 (2)      $29,324        $    --
Alan Saperstein,
  Executive Vice
  President and
  Director               --     $    --    1,602,230(2)         750,000 (2)      $29,324        $    --
George Stemper,
  Chief Operating
  Officer                --     $    --      100,000(3)         100,000 (3)      $    --        $    --
Gail Babitt,
  Chief Financial
  Officer                --     $    --      125,000(4)          75,000 (4)      $    --        $    --


(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $.91 per share, being the closing price of our common stock on October 1, 2001 as reported The Nasdaq National Market.

(2) Of such exercisable options, at September 30, 2001, 32,230 options were exercisable at $.00016 per share, 18,000 options were exercisable at $1.45 per share, 350,000 options were exercisable at $2.00 per share, 875,000 options were exercisable at $2.125 per share, 12,000 options were exercisable at $10.00 per share and the remaining 315,000 were exercisable at $16.00. Of the unexercisable options, 500,000 have an exercise price of $1.50 per share and 250,000 have an exercise price of $8.875 per share at September 30, 2001. See Option Grants in Year Ended September 30, 2001 above. Subsequent to September 30, 2001, each of Messrs. Selman and Saperstein have agreed to return options for 750,000 shares of our common stock to us pursuant to the Loan Agreement. See
         Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

(3) Of such exercisable options, at September 30, 2001, 100,000 options were exercisable at $2.00 per share. Of the unexercisable options, 100,000 have an exercise price of $4.188 per share. See Option Grants in Year Ended September 30, 2001 above. Subsequent to September 30, 2001, Mr. Stemper was granted options for 100,000 shares of our common stock, with an exercise price of $.75 per share, pursuant to the employment agreement.

(4) Of such exercisable options, at September 30, 2001, 125,000 options were exercisable at $2.00 per share. Of the unexercisable options, 75,000 have an exercise price of $2.031 per share. See Option Grants in Year Ended September 30, 2001 above. Subsequent to September 30, 2001, Ms. Babitt was granted options for 100,000 shares of our common stock, with an exercise price of $.75 per share, pursuant to the employment agreement.

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

         Pursuant to an amendment to the Plan ratified by shareholders on March 30, 2001, we have reserved an aggregate of 5,000,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). At December 31, 2001, we have options to purchase 4,481,425 shares of our common stock outstanding under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $.075 to $17.188 per share.

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

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not our employee but is a member of our Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted may be exercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of
Section 22(c)(3) of the Code, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information regarding beneficial ownership of our common stock as of December 31, 2001 held by (i) persons who own beneficially more than 5% of our outstanding common stock, (ii) our directors,
(iii) named executive officers and (iv) all of our directors and officers as a group. The table also represents the same information as adjusted to reflect the sale of shares offered hereby.


                                                 SHARES OF COMMON
                                                 STOCK BENEFICIALLY
NAME AND ADDRESS OF                                   OWNED (2)--
OF BENEFICIAL OWNER(1)                     NUMBER                  PERCENTAGE

Randy S. Selman(3)                        1,967,731                     9.6%
Alan M. Saperstein(4)                     1,997,268                     9.7%
George Stemper(5)                           166,375                     *
Gail Babitt (6)                             172,676                     *
Benjamin Swirsky(7)                         246,262                     1.3%
Brian K. Service(8)                         326,538                     1.7%
Eric Jacobs(9)                              298,489                     1.6%
Robert Wussler(10)                          164,233                     *
Fred Deluca                               2,100,000                    10.6%
Halifax Fund, LP(11)                        748,295                     4.0%
Paladin Opportunity Fund, LLC(12)           730,203                     3.9%
All Directors and
  Officers (8 persons)(13)                5,339,572                    22.6%

  *  Less than 1%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Visual Data Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such a person within sixty days from the date of this annual report upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within sixty days from the date hereof have been exercised. As of December 31, 2001 there were 18,680,164 shares of common stock outstanding.

(3) This amount includes options to acquire an aggregate of 32,230 shares of common stock at an exercise price of $.00016 per share, options to acquire an aggregate of 18,000 shares of common stock at an exercise price of $1.45 per share, options to acquire an aggregate of 350,000 shares of common stock at an exercise price of $2.00 per share and options to purchase 702,000 shares of common stock at an exercise price of $2.125 per share. In addition, this includes options to acquire an aggregate of 750,000 shares of common stock at an exercise price ranging from $2.125 to $16.00 per share.

Excludes options to purchase 500,000 shares of common stock at an exercise price of $1.50, all of which have not yet vested.

(4) This amount includes options to acquire an aggregate of 32,230 shares of common stock at an exercise price of $.00016 per share, options to acquire an aggregate of 18,000 shares of common stock at an exercise price of $1.45 per share, options to acquire an aggregate of 350,000 shares of common stock at an exercise price of $2.00 per share and options to purchase 702,000 shares of common stock at an exercise price of $2.125 per share. In addition, this includes options to acquire an aggregate of 750,000 shares of common stock at an exercise price ranging from $2.125 to $16.00 per share. Excludes options to purchase 500,000 shares of common stock at an exercise price of $1.50, all of which have not yet vested.


(5) This amount includes options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $2.00 per share and options to purchase 33,333 shares of common stock at an exercise price of $4.188 per share. This amount excludes options to purchase 66,667 shares at $4.188 per share, which have not yet vested.

(6) This amount includes options to acquire an aggregate of 125,000 shares of common stock at an exercise price of $2.00 per share and options to purchase 25,000 shares of common stock at an exercise price of $2.031 per share.This amount excludes options to purchase 50,000 shares at $2.031 per share, which have not yet vested.

(7) This amount includes options to purchase 100,000 shares at $2.125 per share, options to purchase 35,000 shares of common stock at an exercise price of $16.00, options to purchase 25,000 shares of common stock at an exercise price of $7.50 and options to purchase 75,000 shares of common stock at an exercise price of $2.00, which were granted in April 2001, but excludes options to acquire 25,000 shares of common stock at an exercise price of $7.50 per share options to acquire 100,000 shares of common stock at an exercise price of $.75 per share which were granted in September 2001, which have not yet vested. Mr. Swirsky's address is 350 Fairlawn Avenue, Toronto, Ontario, Canada.

(8) This amount includes options to purchase 125,000 shares at $2.125 per share, options to purchase an additional 25,000 shares at $3.00, options to acquire 35,000 shares of common stock at an exercise price of $16.00, options to purchase 25,000 shares of common stock at an exercise price of $7.50 and options to purchase 75,000 shares of common stock at an exercise price of $2.00, which were granted in April 2001. In addition, Mr. Sevice has options to purchase 18,000 shares of common stock at an exercise price of $1.45 and an option to purchase 12,000 shares of common stock at an exercise price of $10.00, which were options in Ednet that were converted to options in the Company upon acquisition of the remaining 49%. . Excludes options to acquire an aggregate of 25,000 shares of common stock at an exercise price of $7.50 per share and options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $.75 per share which were granted in September 2001, which have not yet vested. Mr. Service's address is 123 Red Hill Circle, Tiburon, CA 94920.

(9) This amount includes options to acquire 75,000 shares of common stock at an exercise price of $2.125 per share, options to purchase 50,000 shares of common stock at $7.50 and 75,000 shares of common stock at an exercise price of $2.00, which were granted in April 2001. In addition, Mr. Jacobs has options to purchase 12,000 shares of common stock at an exercise price of $10.00, which were options in Ednet that were converted to options in the Company upon acquisition of the remaining 49%. Excludes options to acquire 25,000 shares of common stock at an exercise price of $7.50 per share and options to acquire an aggregate of 150,000 shares of common stock at an exercise price of $.75 per share, which were granted in September 2001, which have not yet vested.

(10) This amount includes options to acquire 25,000 shares of common stock at an exercise price of $2.875 per share, options to acquire 25,000 shares of common stock at an exercise price of $17.188 per share and options to acquire 75,000 shares of common stock at an exercise price of $2.00 per share, which were granted in April 2001. In addition, Mr. Wussler has options to purchase 10,000 shares of common stock at an exercise price of $1.00, 8,000 shares of common stock at an exercise price of $1.45 and an option to purchase 12,000 shares of common stock at an exercise price of $10.00, which were options in Ednet that were converted to options in the Company upon acquisition of the remaining 49%. Excludes options to acquire 50,000 shares of common stock at an exercise price of $17.188 per share, which were granted in July 1999, of which, 25,000 were cancelled in December 2000 and options to acquire an aggregate of 150,000 shares of common stock at an exercise price of $.75 per share, which were granted in September 2001, which have not yet vested.

(11) Includes up to 1,408,333 shares of common stock issuable upon the conversion of $963,300 principal amount of convertible debentures presently outstanding, assuming a conversion at the calculated price on January 2, 2002 of $.684 per share and 136,144 shares of common stock issuable upon the exercise of presently outstanding warrants, however, that the number of shares of common stock into which the debentures are convertible, when added together with all other shares of our common stock beneficially owned by the holder, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. Halifax Fund, LP's address is c/o The Paladin Group, 195 Maplewood Avenue, Maplewood, New Jersey 07040.

(12) Includes up to 1,338,743 shares of common stock issuable upon the conversion of $915,700 principal amount of convertible debentures presently outstanding, assuming a conversion at the calculated price on January 2, 2002 of $.684 per share and 136,145 shares of common stock issuable upon the exercise of presently outstanding warrants, however, that the number of shares of common stock into which the debentures are convertible, when added together with all other shares of our common stock beneficially owned by the holder, cannot exceed 9.9% of our total issued and outstanding common shares at any one time. Paladin Opportunity Fund, LLC's address is c/o The Paladin Group, 195 Maplewood Avenue, Maplewood, New Jersey 07040.

(13)     See notes (3)-(10) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1999, Eric Jacobs lent EDNET $250,000 under a 90-day unsecured renewable promissory note bearing interest at 12% per annum. Such funds were used by EDNET for the purchase of inventory. The note has been renewed, $125,000 has been repaid, and, the remaining $125,000 is due on December 31, 2002.

         We have adopted a corporate governance policy which requires the approval of any transaction between the us and any officer, director or 5% shareholder by a majority of the independent, disinterested directors. In addition, pursuant to the inclusion of our securities on The Nasdaq National Market, we are is subject to compliance with certain corporate governance standards adopted by The Nasdaq Stock Market, Inc.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      Exhibits

EXHIBIT NO.   DESCRIPTION
-----------   -----------

2(a)          Agreement and Plan of Merger dated as of December 1, 2000 by and among Visual Data Corporation, SportsSoft
               Golf, Inc. and certain shareholders of SportsSoft Golf, Inc.(15)
2(b)          Articles of Merger filed with the State of Florida (16)
2(c)          Articles of Merger filed with the State of Delaware(16)
2(d)          Agreement and Plan of Merger dated June 4, 2001 among
               Entertainment Digital Network, Inc., Visual Data
              Corporation and Visual Data San Francisco, Inc.(17)
3(i)(a)       Articles of Incorporation(1)
3(i)(b)       Articles of Amendment dated July 26, 1993(1)
3(i)(c)       Articles of Amendment dated January 17, 1994(1)
3(i)(d)       Articles of Amendment dated October 11, 1994(1)
3(i)(e)       Articles of Amendment dated March 25, 1995(1)
3(i)(f)       Articles of Amendment dated October 31, 1995(1)
3(i)(g)       Articles of Amendment dated May 23, 1996(1)
3(i)(h)       Articles of Amendment dated May 5, 1998(2)
3(i)(i)       Articles of Amendment dated August 11, 1998(6)
3(i)(j)       Articles of Amendment dated June 13, 2000(11)
3(ii)         By-laws(1)
4(c)          Specimen Common Stock Certificate(1)
4(d)          Specimen Common Stock Purchase Warrant(1)
4(e)          Form of Underwriter Warrant(10)
4(f)          Form of Common Stock Purchase Warrant(18)
4(g)          Form of 6% Convertible Debenture in the principal amount of
               $1,040,000 due December 8, 2003(12)
4(h)          Form of 6% Convertible Debenture in the principal amount of
               $1,000,000 due December 8, 2003(12)
4(i)          Form of one year Common Stock Purchase Warrant(12)
4(j)          Form of five year Common Stock Purchase Warrant(12)
10(a)         Purchase Agreement (4)10(b) Form of Stock Option Plan and
               Amendment thereto(1)(14)
10(c)         Third Amended and Restated Employment Agreement between the
               Company and Randy S. Selman(7)
10(d)         Third Amended and Restated Employment Agreement between the
               Company and Alan Saperstein(7)
10(e)         Contract for Purchase and Sale of Real Property(3)
10(f)         Registration Rights Agreement(4)
10(g)         Securities Purchase Agreement between the Company and EDNET,
               Inc.(5)
10(h)         Securities Purchase Agreement(9)
10(i)         Registration Rights Agreement(9)
10(j)         Agreement dated March 30, 1998 by and between Video News Wire
               Corporation and P.R. Newswire, Inc.(8)
10(k)         Employment Agreement between Visual Data Corporation and Gail Babitt
10(l)         Employment Agreement between Visual Data Corporation and George Stemper
10(m)         Purchase Agreement(12)
10(n)         Registration Rights Agreement(12)

10(o)         Form of Securities Purchase Agreement(13)
10(p)         Form of Registration Rights Agreement(13)
21            Subsidiaries of the registrant(2)
10(q)         Form of Stock Purchase Agreement(19)
10(r)         Form of 6% Convertible Debenture(19)

(1) Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.

(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2000.

(3) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997.

(4) Incorporated by reference to the registrant's current report on Form 8-K filed December 18, 2000.

(5) Incorporated by reference to the registrant's current report on Form 8-K dated August 11, 1998.

(6) Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.

(7) Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form S-3, registration number 333-62071, as amended and declared effective by the SEC on November 3, 1998.

(8) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB/A for the period ended June 30, 1998 as filed with the SEC on October 15, 1998.

(9) Incorporated by reference to the registrant's current report on Form 8-K filed May 29, 2001.

(10) Incorporated by reference to the exhibit of the same number filed with the registrant's Registration Statement on Form S-1, registration number 333-79887.

(11) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

(12) Incorporated by reference to the registrant's Current Report on Form 8-K dated December 18, 2000

(13) Incorporated by reference to the registrant's registration statement on Form S-3, registration number 333-71308, as declared effective by the SEC on November 14, 2001.

(14) Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998

(15) Incorporated by reference to the registrant's current report on Form 8-K filed January 3, 2001.

(16) Incorporated by reference to the registrant's current report on Form 8-K filed March 9, 2001.

(17) Incorporated by reference to the registrant's current report on Form 8-K filed on June 12, 2001.

(18) Incorporated by reference to the registrant's current report on Form 8-k filed on May 29, 2001.

(19) Incorporated by reference to the registrant's current report on Form 8-k filed on January 14, 2002.

         (b)      Reports on Form 8-K

         On August 6, 2001 we filed a report on Form 8-K reporting under Item 2. our acquisition of the remaining 49% of EDNET. On September 12, 2001 we filed a report on Form 8-K reporting under Item 5 the pending merger with RMS Networks, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Visual Data Corporation

                                       By:
                                          --------------------------------------
                                           Randy S. Selman, President, Chief
                                           Executive Officer

                                       By:
                                           -------------------------------------
                                           Gail Babitt, Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                         Title                                Date
   ---------                         -----                                ----

                              Director, President,                    January 14, 2002
Randy S. Selman               Chief Executive Officer


                              Chief Financial Officer and
Gail Babitt                   Principal Accounting Officer            January 14, 2002


                              Director and Executive                  January 14, 2002
Alan Saperstein               Vice President


                              Director                                January 14, 2002
Benjamin Swirsky


                              Director                                January 14, 2002
Brian K. Service


                              Director and Secretary                  January 14, 2002
Eric Jacobs


                              Director                                January 14, 2002
Robert J. Wussler

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of Visual Data Corporation:

We have audited the accompanying consolidated balance sheets of Visual Data Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Data Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



Fort Lauderdale, Florida,
   January 11, 2002.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2001 AND 2000


                                                                             2001                   2000
                                                                         -----------            -----------
                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $    52,161            $ 3,457,784
   Restricted cash                                                           182,189                316,546
   Accounts receivable, net of allowance for
     doubtful accounts of $218,240 and $268,433, respectively              1,226,586              1,714,135
   Prepaid expenses                                                          423,417                427,306
   Inventories, net of allowance for
     obsolescence of $242,000 and $538,000, respectively                     538,087                508,284
   Other                                                                      59,450                     --
                                                                         -----------            -----------
                  Total current assets                                     2,481,890              6,424,055

PROPERTY AND EQUIPMENT, net                                                3,651,631              3,795,656
GOODWILL, net                                                              2,799,929                581,018
OTHER NON-CURRENT ASSETS                                                     117,341                 29,583
 NET ASSETS OF DISCONTINUED OPERATIONS                                     3,808,442                     --
                                                                         -----------            -----------
                  Total assets                                           $12,859,233            $10,830,312
                                                                         ===========            ===========


                                  (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       AS OF SEPTEMBER 30, 2001 AND 2000

                                  (Continued)


                                                                                             2001                     2000
                                                                                         ------------             ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                 $  1,676,483             $  1,931,374
   Deferred revenue                                                                           232,045                  499,234
   Current portion of obligations under capital leases                                         16,643                    4,045
   Current portion of mortgage note payable                                                   850,923                   44,181
   Notes payable                                                                              325,000                  125,000
                                                                                         ------------             ------------
                  Total current liabilities                                                 3,101,094                2,603,834

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                                       27,928                       --
MORTGAGE NOTE PAYABLE, net of current portion                                                      --                  848,891
CONVERTIBLE DEBENTURES                                                                      2,343,402                       --

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5, 9 & 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.0001 per share: authorized
     5,000,000 shares:
       Series A Convertible Preferred stock, designated 300 shares,
         None issued and outstanding                                                               --                       --
       Series A-1 Convertible Preferred stock, designated 150 shares,
         None issued and outstanding                                                               --                       --
       Series B Convertible Preferred stock, designated 1,000,000 shares,
         None issued and outstanding                                                               --                       --
   Common stock, par value $.0001 per share; authorized 50,000,000 shares,
     15,165,389 and 8,453,358 issued and outstanding, respectively                              1,516                      845
   Additional paid-in capital                                                              47,108,622               35,547,326
   Accumulated deficit                                                                    (39,723,329)             (28,170,584)
                                                                                         ------------             ------------
                  Total stockholders' equity                                                7,386,809                7,377,587
                                                                                         ------------             ------------
                  Total liabilities and stockholders' equity                             $ 12,859,233             $ 10,830,312
                                                                                         ============             ============


              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                   2001                     2000
                                                               ------------             ------------

REVENUE                                                        $  6,908,043             $  5,862,465

OPERATING EXPENSES:
   Cost of revenue                                                4,407,586                6,549,016
   General and administrative                                     7,189,426                5,614,486
   Sales and marketing                                            2,440,315                4,387,953
                                                               ------------             ------------
                  Total operating expenses                       14,037,327               16,551,455
                                                               ------------             ------------

Loss from operations                                             (7,129,284)             (10,688,990)
                                                               ------------             ------------

OTHER INCOME (EXPENSE):
   Interest income                                                   79,571                  567,576
   Rental income                                                     80,875                   81,665
   Gain (loss) on disposal of assets                                  2,114                  (12,251)
   Other income (expense)                                           181,930                   (2,400)
   Interest expense                                                (927,613)                (129,224)
   Minority interest share of losses                                     --                  635,959
                                                               ------------             ------------
                  Total other income (expense), net                (583,123)               1,141,325
                                                               ------------             ------------

Losses from continuing operations                                (7,712,407)              (9,547,665)
                                                               ------------             ------------

DISCONTINUED OPERATIONS:
      Loss from golf, leisure and syndication group              (2,635,227)                      --
      Loss from financial solutions group                        (1,205,111)              (1,853,918)
                                                               ------------             ------------
  Loss from discontinued operations                              (3,840,338)              (1,853,918)
                                                               ------------             ------------

Net loss                                                       $(11,552,745)            $(11,401,583)
                                                               ============             ============

Loss per share - basic and diluted:
    Continuing operations                                      $      (0.68)            $      (1.13)
    Discontinued operations                                           (0.34)                   (0.22)
                                                               ------------             ------------
Net loss per share                                             $      (1.02)            $      (1.35)
                                                               ============             ============
Weighted average shares of common stock
  outstanding - basic and diluted                                11,339,995                8,446,724
                                                               ============             ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                         Common Stock             Additional
                                                     -----------------------       Paid-in         Accumulated
                                                       Shares        Amount        Capital           Deficit          Total
                                                     -----------     -------     ------------     ------------     ------------

Balance, September 30, 1999                            8,444,870     $   844     $ 35,585,195     $(16,769,001)    $ 18,817,038
Issuance of warrants and options for services and
incentives                                                    --          --          177,099               --          177,099
Issuance of shares for assets                              9,938           1           52,173               --           52,174
Exercise of warrants                                      37,550           4          115,488               --          115,492
Exercise of options                                       50,000           5          106,245               --          106,250
Stock repurchase and retirement                          (89,000)         (9)        (488,874)              --         (488,883)
Net loss                                                      --          --               --      (11,401,583)     (11,401,583)
                                                     -----------     -------     ------------     ------------     ------------

Balance, September 30, 2000                            8,453,358         845       35,547,326      (28,170,584)       7,377,587

Proceeds from private offering of TFN subsidiary              --          --          905,430               --          905,430
Conversion of warrants from debt to equity                    --          --          486,135               --          486,135
Issuance of shares, warrants and options for
services and incentives                                  216,011          21        1,378,646               --        1,378,667
Issuance of shares upon acquisition of GSUS
subsidiary                                             1,737,038         174        2,388,254               --        2,388,428
Issuance of shares upon acquisition of EDNET
subsidiary                                             1,200,721         120        2,152,823               --        2,152,943
Conversion of debentures                                 803,740          80          806,232               --          806,312
Proceeds from sale of stock                            2,248,755         225        2,804,969               --        2,805,194
Issuance of shares for assets                            498,016          50          628,716               --          628,766
Exercise of options                                        7,750           1           10,091               --           10,092
Net loss                                                      --          --               --      (11,552,745)     (11,552,745)
                                                     -----------     -------     ------------     ------------     ------------

Balance, September 30, 2001                           15,165,389     $ 1,516     $ 47,108,622     $(39,723,329)    $  7,386,809
                                                     ===========     =======     ============     ============     ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                      2001               2000
                                                                                  ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $(11,552,745)      $(11,401,583)
       Depreciation and amortization                                                 1,461,735          1,148,193
       Loss on sale of property and equipment                                               --             12,251
       Provision for (reduction in) allowance for doubtful accounts                    (50,193)           239,980
       Provision for (reduction in) allowance for inventory obsolescence              (296,000)           460,453
       Minority interest                                                                    --           (635,959)
       Loss from discontinued operations                                             3,840,338          1,853,918
       Interest expense on convertible debentures                                      775,849                 --
       Amortization of deferred services and incentives                              1,044,700            301,946
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                                    487,042         (1,059,142)
         Decrease in prepaid expenses                                                  334,800             13,308
         (Increase) decrease in other current assets                                   (59,450)           136,221
         Decrease (increase) in inventories                                            266,197           (392,304)
              (Increase) decrease in accounts payable and accrued expenses            (254,890)           501,566
         (Decrease) increase in deferred revenue                                      (267,189)           209,009
                                                                                  ------------       ------------
              Net cash used in operating activities                                 (4,269,806)        (8,612,143)
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                             (608,308)        (1,217,177)
   Decrease (increase) in restricted cash                                              134,357            (15,538)
   Capital transactions of subsidiary                                                       --             31,540
   Acquisition of GSUS subsidiary, net of cash                                           7,632                 --
   Acquisition of minority interest of EDNET subsidiary                               (140,050)                --
   Sale of IBS subsidiary's assets, net of expenses                                         --             50,000
   Decrease (increase) in other non-current assets                                      17,667            (15,808)
                                                                                  ------------       ------------
              Net cash used in investing activities                                   (588,702)        (1,166,983)
                                                                                  ------------       ------------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (Continued)


                                                                                          2001                   2000
                                                                                       -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgage note payable                                                   $   (42,149)          $    (38,595)
   Payments on capital leases                                                              (17,696)               (11,580)
   Proceeds from line of credit                                                                 --                100,000
   Proceeds from exercise of warrants and options                                           10,092                221,742
   Repayments of line of credit                                                                 --               (100,000)
   Repayment of notes payable - related parties                                                 --               (165,500)
   Stock repurchase and retirement                                                              --               (488,883)
   Issuance of common stock, net of costs                                                2,805,194                     --
   Proceeds from sale of convertible debentures                                          3,060,000                     --
   Proceeds from sale of preferred stock of subsidiary                                     905,430                     --
                                                                                       -----------           ------------
              Net cash provided by (used in) financing activities                        6,720,871               (482,816)
                                                                                       -----------           ------------

CASH USED IN DISCONTINUED OPERATIONS:
   Operating activities                                                                 (5,170,722)            (1,853,918)
   Investing activities                                                                    (97,264)                    --
                                                                                       -----------           ------------
                       Net cash used in discontinued operations                         (5,267,986)            (1,853,918)
                                                                                       -----------           ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                                     (3,405,623)           (12,115,860)

CASH AND CASH EQUIVALENTS, beginning of year                                             3,457,784             15,573,644
                                                                                       -----------           ------------

CASH AND CASH EQUIVALENTS, end of year                                                 $    52,161           $  3,457,784
                                                                                       ===========           ============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash payments for interest                                                        $    89,081           $    121,452
                                                                                       ===========           ============
     Cash payments for income taxes                                                    $        --           $      2,400
                                                                                       ===========           ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Issuances of common shares for property and equipment                             $   628,766           $     52,174
     Issuances of Note for property and equipment                                          200,000                     --
     Issuance of common stock for acquisition of GSUS                                    2,388,428                     --
     Issuance of common stock for acquisition of minority interest of EDNET              2,152,943                     --
     Conversion of debentures                                                              806,312                     --
     Issuance of shares, warrants and options for deferred
       services and incentives                                                           1,351,157                177,099


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation (The "Company" or "VDAT"), organized in 1993, is a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. VDAT is comprised of three operating groups including: Visual Data On-line Broadcast and Production Group (includes Webcasting, live audio and video events, etc.), Visual Data Networking Solutions Group (EDNET) and Visual Data Travel Group (includes HotelView, ResortView, etc.)

The Visual Data On-line Broadcast and Production Group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video Webcasting, packaged corporate announcements, and information distribution (Internet, broadcast TV and radio) for any business entity, and can provide point-to-point audio and video transport worldwide. The On-line Broadcast and Production Group generates revenues through production and distribution fees.

Visual Data's Networking Solutions Group, which is comprised of our EDNET subsidiary, provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet Service Providers. The Networking Solutions Group also provides systems integration and engineering services, application-specific technical advice, web-casting services, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications.

The Networking Solutions Group manages a global network of over 500 North American affiliates, and nearly 200 international associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. The Network Solutions Group generates revenues from the sales, rental and installation of equipment, network usage, distribution fees and other related fees.


The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web ("COW"), which consists of a 2 minute narrated photo presentation of corporate properties.

The Visual Data Travel Group generates revenues from production and distribution fees. The Company owns or co-owns virtually all the content created, which provides content for syndication.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the fiscal year ended September 30, 2001 the Company had two additional operating groups, the Visual Data Financial Solutions Group and the Visual Data Golf, Leisure and Syndication Group. The Visual Data Financial Solutions Group was established in November 1999 to address the information needs of the financial sector. The Golf, Leisure and Syndication Group was formed in December 2000 with the acquisition of the Golf Society of the U.S. which is a membership business that markets to the golfing community. Its members are provided with the opportunity to acquire equipment, greens fees, trips and various other benefits at a discounted price. In December 2001 the Company decided to discontinue the operations of both the Financial Solutions Group and the Golf, Leisure and Syndication Group as a result of their adverse impact on the Company's financial condition and in keeping with our overall strategic plan.

Liquidity

The Company has incurred losses since its inception, and has an accumulated deficit of $39,723,329 as of September 30, 2001. For the year ended September 30, 2001, we had an operating loss from continuing operations of approximately $7.7 million and cash used in continuing operations of approximately $4.3 million. The Company's forecast for fiscal year 2002 anticipates a reduction in cash used for operations. At September 30, 2001, we had approximately $52,000 of cash and cash equivalents and approximately $182,000 in restricted cash. Subsequent to September 30, 2001 we have borrowed an additional $1.5 million of capital under a Loan Agreement. The Company has an additional $1 million in committed financing. See Note 11. Management believes the cash on hand plus funds available related to the Loan Agreement discussed in Note 11 will be sufficient to fund the Company's working capital, anticipated operating cash flow deficit and capital expenditure requirements for at least the next 12 months.


The Company's operations have been financed primarily through the issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations. We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of our cash needs, we may seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Visual Data Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On July 25, 2001, EDNET became a wholly-owned subsidiary when the Company purchased the remaining 49%. Previously, the Company had recognized the minority interests' 49% share of EDNET's net losses, until the minority interests' investment was reduced to $0, which occurred during fiscal year 2000. Subsequently, 100% of the net losses of EDNET were included in the consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Prior to July 2001, the Company recorded goodwill resulting from the acquisition of 51% of EDNET. The total goodwill recorded from this acquisition was approximately $750,000. Goodwill is amortized on a straight-line basis over 15 years. Goodwill amortization expense was approximately $74,000 and $77,000 for the years ended September 30, 2001 and 2000, respectively. All amortization expense is included in general and administrative expenses in the accompanying consolidated Statements of Operations. Goodwill is reflected in the accompanying consolidated Balance Sheets net of accumulated amortization of approximately $243,000 and $169,000, as of September 30, 2001 and 2000, respectively. As of July 2001 the company acquired the remaining 49% of EDNET which generated $2,293,000 in goodwill which is accounted for under SFAS 142, and, therefore, has not been amortized.

The realizability of goodwill is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based upon an undiscounted cash flow analysis to determine whether an impairment has occurred. Although EDNET has experienced losses in the last two fiscal years, management's analysis of undiscounted cash flows indicates there has been no impairment of goodwill, and, therefore, has not been amortized.

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

Restricted Cash

Restricted cash consists of amounts provided by one of the Company's customers and is held in an escrow account. The restricted cash relates to a minimum revenue commitment by such customer and will be released from the escrow account as the services are provided by the Company or by the passage of time. The Company received the full amount of the remaining restricted cash during the first quarter of fiscal 2002.

Inventories

Inventories, composed primarily of purchased products for resale, are valued at the lower of cost or market with cost being determined on the first-in, first-out basis. Provision has been made for excess or obsolete inventories based on the amounts by which original cost is estimated to be in excess of market.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment under capital leases is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization expense on assets acquired under capital leases is included with depreciation expense. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software

Included in property and equipment is computer software developed for internal use. Such amounts have been accounted for in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Such costs are amortized on a straight-line basis over three years.

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

Revenue Recognition

The Visual Data Online Broadcast and Production Group recognizes revenue when a project is completed.

The Visual Data Networking Solutions Group generates revenues from the sale of equipment, installation of equipment, performance of bridging services and usage of bandwidth. Revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after a free trial period. Revenue is recognized from equipment installation and bridging when the service is performed. Installation and training costs are expensed as incurred. Network usage revenue is recognized based on the customers' monthly usage levels. The Visual Data Networking Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms.

The Visual Data Travel Group recognizes a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contracts. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on bookings are recognized when the stays are completed.

Deferred Revenue

Deferred revenue primarily represents cash received from customers in the Visual Data Travel Group for production services that are in process. As projects are completed the revenue is recognized as production revenue.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs are charged to operations as incurred. Advertising expenses related to continuing operations were $201,000 and $578,000 for the years ended September 30, 2001 and 2000, respectively.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, accordingly, net loss equals comprehensive loss for all periods presented.

Income Taxes

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109 deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at September 30, 2001 and 2000. Future changes in such valuation allowance would be included in the provision/benefit for deferred income taxes in the period of change.

Earnings Per Share

For the years ended September 30, 2001 and 2000, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 15,549,279 and 7,728,715 at September 30, 2001 and 2000,
respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage note payable and notes payable approximate fair value due to the short maturity of the instruments.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as of October 1, 2000. The adoption of this statement had no impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 was required to be adopted no later than the fourth fiscal quarter of the Company's fiscal year ending September 30, 2001. Adoption of the Statement had an immaterial impact on the Company's consolidated financial position and results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has adopted SFAS 142 effective October 1, 2001. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position. As of July 2001 the Company acquired the remaining 49% of EDNET which generated $2,293,000 in goodwill which is accounted for under SFAS 141 and SFAS 142.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company has not yet evaluated the impact that adoption of SFAS No. 144 will have on its financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:


                                                      September 30,
                                             --------------------------------       Useful Lives
                                                2001                  2000             (Years)
                                             ----------            ----------        -----------

Building                                    $ 1,632,154           $ 1,551,189            39
Furniture and fixtures                          337,301               266,988             7
Equipment and software                        4,297,710             4,298,433            3-10
Video library content                         1,203,362               429,175            2-3
Capitalized internal use software               145,503                    --             3
Leasehold improvements                           51,306               104,837             5
                                            -----------            ----------
                                              7,667,336             6,650,622
Less:  Accumulated depreciation
         and amortization                    (4,015,705)           (2,854,966)
                                            -----------            ----------

                                            $ 3,651,631           $ 3,795,656
                                            ===========           ===========

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $1,388,000 and $1,071,000 for the years ended September 30, 2001 and 2000, respectively.

NOTE 3:  DEBT

Convertible Debentures

In December 2000, the Company sold an aggregate of $2,040,000 principal amount of 6% Convertible Debentures. The 6% Convertible Debentures mature on December 8, 2003 and are convertible, in whole or in part, at the option of the holders into shares of the Company's common stock at a conversion price equal to the lesser of (i) $2.13 per share, or (ii) 90% of the average of the three lowest closing bid prices for the 20 trading days prior to conversion (the "variable conversion price"). The conversion price of the 6% Convertible Debentures shall not be less than $.90 per share; provided that this floor price will be reset to 50% of the variable conversion price on December 8, 2001. In accordance with the provisions of the Emerging Issues Task Force ("EITF") issue 98-5, the $340,000 value of beneficial conversion was recorded as additional interest expense upon issuance of the 6% Convertible Debentures. The floor price reset to $.288 per share on December 8, 2001.

In conjunction with this transaction, the Company issued the purchasers (i) a one year warrant to purchase an aggregate of 500,000 shares of VDC common stock at an exercise price of $4.00 per share, and (ii) a five year warrant to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $2.13 per share (collectively, the "Warrants"). The warrants include a cashless exercise feature in the event the Company is unable to register the common stock underlying the warrants.

On January 23, 2001, the Company sold an additional 800,000 shares of common stock for $1.25 per share. As a result of the anti-dilution provisions of the Warrants, the number of shares issuable upon the exercise of the five year warrants has been increased to 259,375 shares and the exercise price of the one-year warrants has been reduced to $2.053 per share.

On January 25, 2001, Halifax Fund LP and Paladin Opportunity Fund LLP, holders of the Company's 6% Convertible Debentures converted $800,000 of principal and $6,312 of accrued interest into 803,740 shares of the Company's common stock at a conversion price of $1.003 per share.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 3:  DEBT (Continued)

Convertible Debentures (continued)

On May 23, 2001, the Company sold an additional 998,702 shares of common stock for $1.50 per share. As a result of the anti-dilution provisions of the Warrants, the number of shares issuable upon the exercise of the five year warrants has been increased to 272,289 shares and the exercise price of the one-year warrants has been reduced to $1.955 per share.

On May 24, 2001, the Company exercised the put right for an additional $1,000,000 6% Convertible Debenture.

In the event that the market price of the Company's common shares shall be less than $1.50 per share for 20 consecutive trading days, at the Company's option all or a portion of the 6% Convertible Debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the 6% Convertible Debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the 6% Convertible Debenture), subject to certain conditions. The Company's redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date. In addition, the holders of the 6% Convertible Debentures have the right to convert the debentures at any time until the Redemption Closing Date. At September 30, 2001 the outstanding principal and interest on the 6% Convertible Debenture was $2,260,000 and $83,402, respectively.

Notes Payable

Notes payable consist of the following as of September 30:


                                                                                           2001                  2000
                                                                                          --------             --------

Note payable to a director of the Company, with original principal of
   $250,000 at 12% interest issued in May 1999. The principal balance and accrued interest is due on December 31, 2002. Accrued interest payable
   was $2,500 and $863, respectively.                                                     $125,000             $125,000
Note payable to a broker for the acquisition of assets, with original principal of $200,000 at 6% interest was issued in September 2001. The
   principal balance and accrued interest is due on November 20, 2001.                     200,000                   --
                                                                                          --------             --------
   Subsequent to September 30, 2001 this Note was repaid. Accrued interest
   payable was $0.                                                                        $325,000             $125,000
                                                                                          ========             ========

Interest expense to related parties was approximately $15,000 and $29,000 for the years ended September 30, 2001 and 2000, respectively.

Mortgage Note Payable

                                                                                           2001                 2000
                                                                                         ---------            ---------
Note payable to an unrelated financial institution, interest payable at
   8.75% on a 15 year amortization, unpaid principal balance and any accrued interest due September 30, 2002, secured by a mortgage on the Company's
   facility in Pompano Beach, Florida.                                                   $ 850,923            $ 893,072

         Less:  current portion                                                           (850,923)             (44,181)
                                                                                         ---------            ---------

         Long term portion                                                               $      --            $ 848,891
                                                                                         =========            =========

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 4:  THEFIRSTNEWS.COM STOCK OFFERING

In December 2000, TheFirstNews.com, Inc. ("TFN"), a subsidiary of the Company that comprises its Financial Solutions Group, sold Units in a private offering. Each Unit consists of 10,000 shares of TFN common stock and 20,000 shares of TFN 10% redeemable, convertible preferred stock. The purchase price for each unit was $50,000. TFN received net proceeds of approximately $800,000. TFN has the right to redeem each block of 20,000 shares of preferred stock included in each Unit, at any time from the closing of the offering until 12 months thereafter, after providing the holder with 10 days notice, for $50,000 per 20,000 shares of preferred stock plus accrued and unpaid interest. In the event TFN fails to redeem the preferred stock within 12 months after the closing of the offering, the preferred stock shall be automatically converted into common stock at the conversion rate of one share of preferred stock for one share of common stock. In the event TFN fails to either file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission for the public offering of TFN's common stock within 12 months of the closing of the offering, or such registration statement has not been declared effective within six months of its initial filing with the Securities and Exchange Commission, the investors shall have the right to convert those shares of TFN common stock received initially with the Units and those received upon conversion of the preferred stock into shares of the Company's common stock, at the conversion rate of one share of TFN common stock for two shares of the Company's common stock. Minority interest relating to this transaction was insignificant.

In March 2001, an additional two Units, the over allotment Units, were sold from the TFN offering. TFN received net proceeds of approximately $100,000.

In December 2001, we decided to cease operations of our Financial Solutions Group. See Note 11. In December 2001 we also issued an aggregate of 1,568,000 shares of our common stock upon the conversion of the shares of preferred stock held by The FirstNews.com shareholders pursuant to the terms of such security in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that act.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Lease Commitments

In January 1999, the Company entered into an operating lease for office space for the Visual Data Networking Solutions Group. This operating lease is effective for two years with yearly renewal options thereafter, not to exceed five years. In addition, the Company leased control equipment under various noncancelable capital leases that expired in 2001. The company leased additional control equipment during fiscal 2001 under capital leases for 36 months expiring in 2004.

Future minimum lease payments required under the noncancelable leases are as follows:

                                                         Operating       Capital
               Year Ending September 30:                   Leases        Leases
                                                         ---------       -------
               2002                                      $ 159,016       $21,169
               2003                                        145,764        21,169
               2004                                             --         8,821
               2005                                             --            --
                                                         ---------       -------

                      Total minimum lease payments       $ 304,780        51,159
               Less amount representing interest                           6,588
                                                                           -----
               Present value of net minimum lease payments                44,571
               Less current portion                                       16,643
                                                                         -------
                      Long-term portion                                  $27,928
                                                                         =======

Total rental expense for all operating leases for the years ended September 30, 2001 and 2000 amounted to $168,700 and $164,872, respectively.


Employment Contracts

In January 1998, the Company's President and Executive Vice President entered into amended employment agreements with the Company. The three-year contracts provided for the granting of 375,000 stock options to the President and the Executive Vice President at an exercise price of $2.125, representing the fair value at the date of grant, to vest at the rate of 125,000 options on each anniversary of the effective date of the amended contract. These contracts were amended in September 1999 to extend the term for two-years and grant an additional 250,000 stock options with an exercise price of $8.875, representing the fair value at the date of grant, to each executive to vest at the rate of 125,000 options on each anniversary of the effective date of the contract. In August 2001, the Company's President and Executive Vice President entered into amended employment agreements with the Company. The contracts have extended their employment through August 2005 and provided for the granting of 500,000 additional stock options to the President and the Executive Vice President at an exercise price of $1.50, representing the fair value at the date of grant, to vest at the rate of 50,000 options per year for the first two years and 200,000 options per year for the next two years on each anniversary date of the effective date of the agreements provided for under the amendment to the amended and restated employment agreements. The amended contracts increase the annual salary to $250,000, each. The contracts further provide for an annual bonus in cash or stock equal to 2% of the Company's increase in earnings as defined therein, as long as the Company has a positive Net Income.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts (Continued)

In October 2001, the Company's Chief Operating Officer and Chief Financial Officer entered into employment agreements with the Company. The two-year contracts provided for the granting of 100,000 stock options to the Chief Operating Officer and Chief Financial Officer at an exercise price of $.75, representing the fair value at the date of grant, to vest at the rate of 50,000 on each anniversary of the effective date of the contract. The annual salary under each of the agreements is $175,000 for the Chief Operating Officer and $155,000 for the Chief Financial Officer, which amount will be increased by 10% each year.

In July 2000, EDNET entered into a two year employment agreement with its President and CEO. The contract provides for an annual salary of $160,000.

In conjunction with a debt financing transaction (See Note 11), all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each cancelled 750,000 options held by them to purchase shares of our common stock.

Annual Volume Commitment

EDNET entered into an agreement with a telecommunications company for network usage discounts. The agreement had a two-year term commencing March 31,1998 and was extended for two additional years expiring in March 2002. The contract is currently being renegotiated and the Company will commit to $540,000 in annual volume.

NOTE 6:  CAPITAL STOCK

Common Stock

On April 17, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase up to one million shares of its common stock from time to time in the open market. The Company has repurchased 89,000 shares of its Common Stock for an aggregate purchase price of approximately $489,000, or an average purchase price per share of approximately $5.49. The Board of Directors has determined that no additional shares will be purchased as part of this program. The Common Stock that was repurchased has been subsequently retired.

In January 2001, the Company sold 800,000 shares of common stock for approximately $1,000,000 in a private offering.

In May 2001, the Company sold 730,638 shares of common stock for approximately $1,500,000 in a private offering. The agreement has a protection feature to prevent the investor from being exposed to a decline in the market value of the stock prior to the shares being registered. As a result of the stock price decline before registration, the investor received an additional 268,064 shares of common stock. In addition to the shares, the Company issued warrants to purchase 246,128 shares of common stock with an exercise price of $2.76 per share. The term of the warrants is 3 years.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (Continued)

In July 2001, the Company issued 1,200,721 shares of common stock to the shareholders of EDNET to acquire the remaining 49%. The transaction resulted in the Company recording an additional $2,293,000 in goodwill.

In August 2001, the Company sold 446,429 shares of common stock for approximately $500,000 in a private offering. In addition to the shares, the Company issued warrants to purchase 150,000 shares of common stock with an exercise price of $1.75 per share. The term of the warrants is 3 years.

The Company has reserved 19,661,059 shares of common stock for issuance relating to unexpired options and warrants at September 30, 2001. Included in the reserved shares at September 30, 2001 are the shares related to the conversion of TheFirstNews.com preferred stock as well as the conversion of the 6% Convertible Debenture at the $.90 per share floor value into approximately 1,500,000 and 2,600,000 shares, respectively. As of December 8, 2001 the floor was reset to $.288 per share, therefore, the conversion of the 6% Convertible Debenture may result in shares in excess of the 2,600,000 reserved shares.

NOTE 7:  INCOME TAXES

The Company has a net operating loss carryforward as of September 30, 2001 of approximately $38 million for federal income tax purposes, inclusive of accumulated start-up costs. The net operating losses are carried forward for tax purposes and begin to expire in 2016. The Company's deferred tax assets primarily consist of the net operating losses. The Company has recorded a valuation allowance of approximately $15 million (100%) with respect to any future tax benefits arising from any net operating losses and the amortization of the start-up costs due to the uncertainty of their ultimate realization. Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the increase in the Company's valuation allowance related to the net operating losses.

NOTE 8:  SEGMENT INFORMATION

The Company's operations are currently comprised of three operating groups; Visual Data Travel Group, Visual Data On-Line Broadcast and Production Group and Visual Data Networking Solutions Group. These operating units are managed from the Company's Pompano Beach facility and the facility run by EDNET.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the years ended September 30, 2001 and 2000 the Company, through its Online Broadcast and Production Group, provided webcasting services to a single customer, which represented 26% and 17% of total consolidated revenues, respectively. Revenues for such customer totaled approximately $1,810,000 and $1,023,000 for the years ended September 30, 2001 and 2000, respectively. The contract with this customer can be terminated upon a 30-day notification.

The Company has presented the revenues and cost of revenues from CuraSpan, Inc. ("CuraSpan"), which are the result of services provided from the sale of assets of CareView to CuraSpan, as well as unallocated corporate operating expenses in the segment table as Other.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 8:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment (in thousands) for the year ended September 30, 2001.

                                      Travel         On-Line         Network          Other                 Total
                                     -------         -------         -------         -------              --------
Revenue                              $   646         $ 2,036         $ 3,905         $   321              $  6,908

Cost of revenue/allocation               528             583           3,121             176                 4,408
General and administrative               607             833           1,633             364                 3,437
Sales and marketing                      984             378             743             335                 2,440
Corporate allocation                   1,126           1,126             750             750                 3,752
                                     -------         -------         -------         -------              --------
Total operating costs                  3,245           2,920           6,247           1,625                14,037
                                     -------         -------         -------         -------              --------
Loss from operations                  (2,599)           (884)         (2,342)         (1,304)               (7,129)
                                     -------         -------         -------         -------              --------

Other income (expense)
   Interest income                        --              --               2              78                    80
   Rental and other income                --              --              --              81                    81
   Interest expense                       --              --             (18)           (910)                 (928)
   Other income (expense)                 --              --             200             (16)                  184
                                     -------         -------         -------         -------              --------
Total other income (expense)              --              --             184            (767)                 (583)
                                     -------         -------         -------         -------              --------

Net loss                             $(2,599)        $  (884)        $(2,158)        $(2,071)             $ (7,712)
                                     -------         -------         -------         -------              --------

Depreciation and amortization        $   364         $   486         $   248         $   364              $  1,462
                                     -------         -------         -------         -------              --------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 8:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment (in thousands) for the year ended September 30, 2000.



                                      Travel         On-Line         Network          Other                 Total
                                     -------         -------         -------         -------              --------
Revenue                              $   380         $ 1,023         $ 4,154         $   305              $  5,862

Cost of revenue/allocation             1,074             547           4,017             911                 6,549
General and administrative               524             409           1,877             288                 3,098
Sales and marketing                    2,025             238             670           1,455                 4,388
Corporate allocation                     755             755             503             503                 2,516
                                     -------         -------         -------         -------              --------
Total operating costs                  4,378           1,949           7,067           3,157                16,551
                                     -------         -------         -------         -------              --------
Loss from operations                  (3,998)           (926)         (2,913)         (2,852)              (10,689)
                                     -------         -------         -------         -------              --------

Other income (expense)
   Interest income                        --              --              12             555                   567
   Rental and other income                --              --              --              67                    67
   Interest expense                       --              --             (39)            (90)                 (129)
   Minority interest                      --              --              --             636                   636
                                     -------         -------         -------         -------              --------
Total other income (expense)              --              --             (27)          1,168                 1,141
                                     -------         -------         -------         -------              --------

Net loss                             $(3,998)        $  (926)        $(2,940)        $(1,684)             $ (9,548)
                                     -------         -------         -------         -------              --------

Depreciation and amortization        $   288         $   385         $   187         $   288              $  1,148
                                     -------         -------         -------         -------              --------

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 9: DISCONTINUED OPERATIONS

In February 2001, the Company completed the acquisition of SportsSoft Golf, Inc. The Company issued 1,686,445 shares of common stock in Visual Data Corporation in exchange for 100% of the common stock of SportsSoft Golf, Inc., which was merged into a wholly-owned subsidiary of the Company, Golf Society of the U.S. The value of the common stock issued to shareholders of SportsSoft Golf, Inc. was approximately $2.3 million, based upon a share value of $1.375 on December 22, 2000. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $2.2 million. Therefore, as a result of the acquisition, the Company recorded approximately $5.0 million in intangible assets.

In December of 2001, management adopted a plan to sell the Company's Golf, Leisure and Syndication Group segment and cease operations of the Financial Solutions Group segment in order to focus on certain core businesses. Accordingly, the operating results of these segments have been segregated from continuing operations and reported as a separate line item on the statement of operations. The results of the Golf, Leisure and Syndication Group are not included in the fiscal 2000 financial statements as the acquisition occurred in December of 2000. The Visual Data Financial Solutions Group has been classified as discontinued operations for all periods presented in the accompanying financial statements.

The Company is in the process of negotiating the sale of the Golf, Leisure and Syndication Group segment and expects that the sale will be completed in the 2nd quarter of the fiscal year ending September 30, 2002. Management anticipates that the consideration received from the sale of the Golf, Leisure and Syndication Group will be sufficient to recover the net assets of the group as of September 30, 2001. Based on the expected sale terms, the Company will receive no cash consideration for the foreseeable future (see Note 11). Management does not anticipate a gain or loss from the discontinuation of the Financial Solutions Group as a result of the segment being shut down, not sold.

A summary of the net assets of discontinued operations for the Company's Golf, Leisure and Syndication Group is as follows as of September 30, 2001:

                  Current assets                              $ 1,914,118
                  Non-current assets                            5,001,473
                                                              -----------
                           Total assets                         6,915,591
                                                              -----------

                  Current liabilities                           3,107,149
                  Non-current liabilities                              --
                                                              -----------
                           Total liabilities                    3,107,149
                                                              -----------
                  Net assets of discontinued operations       $ 3,808,442
                                                              ===========

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 9: DISCONTINUED OPERATIONS (Continued)

The following table sets forth a summary of the results of operations of the Company's Financial Solutions Group ("TFN") and the Golf, Leisure and Syndication Group ("GSUS") for the years ended September 30:

                                                                   2001                          2000
                                                      -------------------------------         -----------
                                                          GSUS                TFN                 TFN
                                                      -----------         -----------         -----------
               Revenue                                $ 1,587,983         $     7,161         $     5,970
               Expenses:
                    Cost of operations                    549,632             276,611             475,226
                    General and administrative          2,868,829             517,231             352,555
                    Selling and marketing                 794,918             418,430           1,032,107
                                                      -----------         -----------         -----------
               Total expenses                           4,213,379           1,212,272           1,859,888

               Operating loss                          (2,625,396)         (1,205,111)         (1,853,918)
               Other expense                              (15,845)                 --                  --
               Interest income                              6,014                  --                  --
                                                      -----------         -----------         -----------

               Net loss                               $(2,635,227)        $(1,205,111)        $(1,853,918)
                                                      ===========         ===========         ===========


NOTE 10:  STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. At September 30, 2001 and 2000 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 10:  STOCK OPTIONS AND WARRANTS (CONTINUED)

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity is as follows:

                                               2001                           2000
                                    ------------------------        ------------------------
                                                    Weighted                        Weighted
                                     Number         Average          Number         Average
                                       Of           Exercise           Of           Exercise
                                     Shares           Price          Shares           Price
                                    ---------       --------        ---------       --------
Balance, beginning of year          4,966,385         $5.59         4,429,635         $ 5.86
Expired                              (575,456)         4.10          (605,900)         11.55
Exercised                              (7,500)         1.30           (50,000)          2.13
Granted                             6,111,426          1.95         1,192,650           7.47
                                   ----------         -----         ---------         ------

Balance, end of year               10,494,855         $3.57         4,966,385         $ 5.59
                                   ==========         =====         =========         ======

Exercisable at end of year          5,672,585         $4.20         3,648,885         $ 5.09
                                   ==========         =====         =========         ======


The following table summarizes information about the Company's outstanding and exercisable stock options at September 30, 2001, (See note 11):

                                              Outstanding                             Exercisable
                                                Weighted
                                                Average          Weighted                        Weighted
                                               Remaining          Average                        Average
                                              Contractual        Exercise                        Exercise
Range of Exercise Price           Shares      Life (Years)         Price          Shares           Price
-----------------------           ------      ------------       --------         ------         --------
$.00016 - $.50                     64,460          .25            $ 0.00           64,460         $ 0.00
$.51 - $1.00                      510,000         3.95            $ 0.75           10,000         $ 1.00
$1.01 - $2.00                   3,711,950         3.88            $ 1.74        1,579,450         $ 1.91
$2.01 - $4.50                   4,519,695         1.92            $ 2.28        3,031,175         $ 2.24
$7.31 - $9.50                     783,250         3.89            $ 8.43          127,000         $ 7.76
$9.75 - $17.19                    905,500         2.11            $15.08          860,500         $15.10
                               ----------         ----            ------        ---------         ------
                               10,494,855         2.86            $ 3.57        5,672,585         $ 4.20


The Company adopted SFAS 123 in the fiscal year ended 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 10:  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                                2001                  2000
                                                                            ------------        ------------
Pro forma results of operations:
   Net loss                                                                 $(14,079,152)       $(12,603,824)
   Net loss per share                                                       $      (1.24)       $      (1.49)


The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 50.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 4 years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the year ended September 30, 2001, the Company granted 1,513,391 options to consultants at a weighted average fair value of $.44 per share and an average exercise price of $2.30 per share. The term of these options are from two to four years and the vesting periods are immediate. At September 30, 2001 the Company had 1,937,991 granted options to consultants outstanding. These options have been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has recognized approximately $1,022,000 and $271,000 in expense for consultant options during the years ended September 30, 2001 and 2000, respectively.

In addition to the 1,135,000 publicly traded warrants issued at the time of the Company's initial public offering, at September 30, 2001, there were vested warrants to purchase an aggregate of 1,981,433 shares of common stock outstanding, inclusive of the Debenture Warrants discussed in Note 3, at exercise prices ranging from $1.75 to $16.50 expiring from July 2002 to May 2006. During the year ended September 30, 2001 the Company granted 1,512,232 warrants, including 98,358 warrants granted as part of the acquisition of the remaining 49% of EDNET, with a weighted fair value at the date of grant of $.39 per share and an average exercise price of $3.47 per share.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 11:  SUBSEQUENT EVENTS

Debt Financing

On December 4, 2001 we entered into a private debt financing transaction with a shareholder pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The loan bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 500,000 shares of common stock.

Beginning in January 2002 we will make principal payments on the loan in an amount equal to 50% of our Collected Revenue (as that term is defined in the Loan Agreement), with a minimum payment of $100,000 per month, until such time as we have repaid $750,000 of the loan, and thereafter our monthly payments shall be fixed at $100,000. After we have repaid $1 million of principal the lender will make available additional borrowings up to the maximum outstanding amount of $1.5 million. At such time as we receive equity or strategic financing in excess of $1.5 million (other than certain excluded transactions), 30% of the net proceeds of such funds will be used by us to reduce the principal owed under the Secured Promissory Note. If we receive $5 million in an equity or strategic financing transaction (other than certain excluded transactions), then the entire remaining principal amount of the Secured Promissory Note is to be repaid by us.

We granted the lender a security interest in all of our tangible and intangible assets, and issued him a warrant to purchase 1 million shares of our common stock at an exercise price of $1.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the Secured Promissory Note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights.

In conjunction with the transaction, all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each cancelled 750,000 options held by them to purchase shares of our common stock.

Conversion of 6% Convertible Debenture

On December 11, 2001, Halifax Fund LP and Paladin Opportunity Fund LLP, holders of the Company's 6% Convertible Debentures converted $381,000 of principal and $23,048 of accrued interest into 701,472 shares of the Company's common stock at a conversion price of $.576 per share pursuant to the terms of the debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. After this conversion, an aggregate of $1,879,000 principal amount of 6% Convertible Debentures were outstanding.

Conversion of The FirstNews.com Stock

In December 2001 we issued an aggregate of 1,568,000 shares of our common stock upon the conversion of the shares of preferred stock held by The FirstNews.com shareholders pursuant to the terms of such security in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that Act.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 11:  SUBSEQUENT EVENTS (Continued)

Golf, Leisure and Syndication Group Divestiture

On January 10, 2002, the Company executed a Stock Purchase Agreement for the sale of the Golf Society of the U.S. for a $6.5 million 6% Convertible Debenture (the "Debenture"). The Debenture is convertible into common stock of Golf Society International, Inc., an unaffiliated third party. The Debenture is for five years and limits the beneficial ownership of the Company to 19.9%, with the exception of a simultaneous conversion and private or public sale of the investment.