Form 10QSB
period 2001-12-31
VISUAL DATA CORP
filed 2002-02-12
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-22849

Visual Data Corporation

(Exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

65-0420146

(IRS Employer Identification No.)

1291 SW 29 Avenue, Pompano Beach, Florida 33069

(Address of principal executive offices)

954-917-6655

(Issuer’s telephone number)

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 1, 2002 the registrant had issued and outstanding 19,560,164 shares of common stock.

     Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page Number

Condensed Consolidated Balance Sheets at December 31, 2001 (Unaudited) and September 30, 2001	3
Condensed Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2001 and 2000	5
Condensed Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2001 and 2000	6
Notes to Unaudited Condensed Consolidated Financial Statements	8-17
Item 2. Management Discussion and Analysis

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2001

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$943,613	$52,161
Restricted cash	—	182,189
Accounts receivable, net of allowance for doubtful accounts of $192,257 and $218,240, respectively	1,277,471	1,226,586
Prepaid expenses	430,591	423,417
Inventories, net of allowance for inventory obsolescence of $227,000 and $242,000, respectively	549,401	538,087
Other current assets	202,815	59,450

Total current assets	3,403,891	2,481,890
PROPERTY AND EQUIPMENT, net	3,394,099	3,651,631
GOODWILL, net	2,799,929	2,799,929
OTHER NON-CURRENT ASSETS	318,431	117,341
NET ASSETS OF DISCONTINUED OPERATIONS	3,345,953	3,808,442

Total assets	$13,262,303	$12,859,233

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2001

LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,705,277	$1,676,483
Deferred revenue	214,424	232,045
Current portion of obligations under capital leases	17,445	16,643
Current portion of mortgage note payable	839,700	850,923
Notes payable	1,378,949	325,000

Total current liabilities	4,155,795	3,101,094
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion	21,837	27,928
CONVERTIBLE DEBENTURES	1,974,681	2,343,402
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.0001 per share: authorized 5,000,000 shares:	—	—
Series A Convertible Preferred stock, designated 300 shares, None issued and outstanding
Series A-1 Convertible Preferred stock, designated 150 shares, None issued and outstanding	—	—
Series B Convertible Preferred stock, designated 1,000,000 shares, None issued and outstanding	—	—
Series A-5 Convertible Preferred stock, designated 300,000 shares, 300,000 issued and outstanding	30	—
Common stock, par value $.0001 per share; authorized 50,000,000 shares, 18,680,164 and 15,165,389 issued and outstanding	1,868	1,516
Additional paid-in-capital	48,999,237	47,108,622
Accumulated deficit	(41,891,145)	(39,723,329)

Total stockholders’ equity	7,109,990	7,386,809

Total liabilities and stockholders’ equity	$13,262,303	$12,859,233

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2001	2000

Webcasting	$533,095	$547,200
Network equipment sales and rentals	198,436	185,451
Network usage	688,907	635,820
Travel production and distribution	139,539	164,175
Other	—	161,419

TOTAL REVENUE	1,559,977	1,694,065
OPERATING EXPENSES:
Webcasting	128,282	345,598
Network equipment sales and rentals	88,328	108,823
Network usage	404,578	378,374
Travel production and distribution	25,802	19,770
Other costs	—	52,624
General and administrative:
Compensation	1,150,938	1,388,062
Professional fees	298,137	413,690
Other	345,289	542,737
Sales and marketing	56,989	219,279
Depreciation and amortization	289,224	310,078

Total operating costs	2,787,567	3,779,039

Loss from operations	(1,227,590)	(2,084,974)
OTHER INCOME (EXPENSE):
Interest income	1,053	44,376
Interest expense	(117,370)	(338,791)
Other income (expense)	(62,607)	223,190

Total other income (expense)	(178,924)	(71,225)

Net loss from continuing operations	(1,406,514)	(2,156,199)

DISCONTINUED OPERATIONS:
Loss from golf, leisure and syndication group	(588,760)	—
Loss from financial solutions group	(172,542)	(459,274)

Loss from discontinued operations	(761,302)	(459,274)

NET LOSS	$(2,167,816)	$(2,615,473)

Loss per share – basic and diluted:
Continuing operations	$(.09)	$(.26)
Discontinued operations	(.04)	(.05)

Net loss per share	$(.13)	$(.31)

Weighted average shares of common stock outstanding	16,247,512	8,453,358

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,167,816)	$(2,615,473)
Depreciation and amortization	289,224	310,078
(Reduction in) Provision for doubtful accounts	(25,983)	16,535
Reduction in allowance for inventory obsolescence	(15,000)	—
Loss from discontinued operations	761,302	459,274
Interest expense on convertible debentures and other	47,081	309,917
Amortization of deferred services and incentives
Changes in assets and liabilities:	487,460	145,232
Increase in accounts receivable	(24,902)	(304,287)
Increase in prepaid expenses	(51,490)	(113,455)
Decrease (increase) in other current assets	13,635	(46,449)
Decrease in inventories	3,686	52,108
Increase (decrease) in accounts payable and accrued expenses	28,793	(54,596)
Increase in deferred revenue	(17,621)	(37,875)

NET CASH USED IN OPERATING ACTIVITIES	(671,631)	(1,878,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(31,692)	(40,057)
Decrease (increase) in restricted cash	182,189	(5,714)
Investment in EDNET subsidiary	—	25,775
(Increase) decrease in other long-term assets	(1,089)	8,621
Advances to Media on Demand	(157,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(7,592)	(11,375)

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,

(Continued, unaudited)

	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgage note payable	(11,223)	(10,298)
Payments on capital leases	(5,289)	(1,477)
Proceeds from notes payable	1,500,000	—
Proceeds from issuance of preferred stock	261,000	—
Proceeds from exercise of warrants and options	325,000	—
Proceeds from sale of convertible debentures	—	1,840,000
Payment of note payable	(200,000)	—
Proceeds from sale of preferred stock of subsidiary	—	819,500

NET CASH PROVIDED FROM FINANCING ACTIVITIES	1,869,488	2,647,725

NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(298,813)	(1,298,220)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	891,452	(540,861)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,161	3,457,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$943,613	$2,916,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,529	$24,092
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures	$404,048	$—
Issuance of warrants and options for deferred services and incentives	$57,403	$53,885
Investment in Onstream Media	$200,000	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation (The “Company” or “VDAT”), organized in 1993, is a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. VDAT is comprised of three operating groups including: Visual Data Webcasting Group, Visual Data Networking Solutions Group (EDNET) and Visual Data Travel Group (includes HotelView and ResortView).

The Visual Data Webcasting Group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and information distribution (Internet, broadcast TV and radio) for any business entity, and can provide point-to-point audio and video transport worldwide. The Webcasting Group generates revenues through production and distribution fees.

Visual Data’s Networking Solutions Group, which is comprised of our EDNET subsidiary, provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet Service Providers. The Networking Solutions Group also provides systems integration and engineering services, application-specific technical advice, web-casting services, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company’s broadcast and production applications.

The Networking Solutions Group manages a global network of over 500 North American affiliates, and nearly 200 international associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. The Network Solutions Group generates revenues from the sales, rental and installation of equipment, network usage, distribution fees and other related fees.

The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled “vignettes” generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web (“COW”), which consists of a 2 minute narrated photo presentation of corporate properties.

The Visual Data Travel Group generates revenues from production and distribution fees. The Company owns or co-owns virtually all the content created, which provides content for syndication.

During the fiscal year ended September 30, 2001 the Company had two additional operating groups, the Visual Data Financial Solutions Group and the Visual Data Golf, Leisure and Syndication Group. The Visual Data Financial Solutions Group was established in November 1999 to address the information needs of the financial sector. The Golf, Leisure and Syndication Group was formed in December 2000 with the acquisition of the Golf Society of the U.S. which is a membership business that markets to the golfing community. Its members are provided with the opportunity to acquire equipment, greens fees, trips and various other benefits at a discounted price. In December 2001 the Company decided to discontinue the operations of both the Financial Solutions Group and the Golf, Leisure and Syndication Group as a result of their adverse impact on the Company’s financial condition and in keeping with our overall strategic plan.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

Earnings Per Share

For the period ended December 31, 2001 and 2000, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 16,524,904 and 8,461,784 at December 31, 2001 and 2000, respectively.

Effects of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as of October 1, 2000. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 was required to be adopted no later than the fourth fiscal quarter of the Company’s fiscal year ending September 30, 2001. Adoption of the Statement had an immaterial impact on the Company’s consolidated financial position and results of operations.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment, and accordingly, no goodwill was amortized for the period ended December 31, 2001. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has early adopted SFAS 142 effective October 1, 2001. The early adoption of SFAS 142 requires the Company to complete a review of its goodwill for impairment no later than March 31, 2002. The Company intends to complete this review within the prescribed deadline. The Company does not believe that the adoption of SFAS 142, including the ultimate outcome of the impairment review will have a material impact on the Company’s financial position or results of operations. The following pro forma information with respect to SFAS 142 is presented:

	Three months ended
	December 31

	2001	2000

Reported net loss	$(2,167,816)	$(2,615,473)
Goodwill amortization	—	18,445

Adjusted net loss	$(2,167,816)	$(2,597,028)

Loss per share:
Reported net loss	$(.13)	$(.31)
Goodwill amortization	—	—

Adjusted net loss per share	$(.13)	$(.31)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company has not yet evaluated the impact that adoption of SFAS No. 144 will have on its financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2001 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of December 31, 2001 and the results of their operations and cash flows for the three months ended December 31, 2001 and 2000. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2002.

NOTE 2: NOTES PAYABLE

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

In conjunction with the transaction, all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each agreed to cancel 750,000 options held by them to purchase shares of our common stock.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 2: NOTES PAYABLE (Continued)

Convertible debentures

In December 2000, the Company sold an aggregate of $2,040,000 principal amount of 6% Convertible Debentures. The 6% Convertible Debentures mature on December 8, 2003 and are convertible, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.13 per share, or (ii) 90% of the average of the three lowest closing bid prices for the 20 trading days prior to conversion (the “variable conversion price”). The conversion price of the 6% Convertible Debentures shall not be less than $.90 per share; provided that this floor price will be reset to 50% of the variable conversion price on December 8, 2001. In accordance with the provisions of the Emerging Issues Task Force (“EITF”) issue 98-5, the $340,000 value of beneficial conversion was recorded as additional interest expense upon issuance of the 6% Convertible Debentures. The floor price reset to $.288 per share on December 8, 2001.

In conjunction with this transaction, the Company issued the purchasers (i) a one year warrant to purchase an aggregate of 500,000 shares of VDAT common stock at an exercise price of $4.00 per share, and (ii) a five year warrant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.13 per share (collectively, the “Warrants”). The warrants include a cashless exercise feature in the event the Company is unable to register the common stock underlying the warrants.

On January 23, 2001, the Company sold an additional 800,000 shares of common stock for $1.25 per share. As a result of the anti-dilution provisions of the Warrants, the number of shares issuable upon the exercise of the five year warrants has been increased to 259,375 shares and the exercise price of the one-year warrants has been reduced to $2.053 per share.

On January 25, 2001, Halifax Fund LP and Paladin Opportunity Fund LLP, holders of the Company’s 6% Convertible Debentures converted $800,000 of principal and $6,312 of accrued interest into 803,740 shares of the Company’s common stock at a conversion price of $1.003 per share.

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

On May 24, 2001, the Company exercised the put right for an additional $1,000,000 6% Convertible Debenture.

On October 5, 2001, Halifax Fund LP and Paladin Opportunity Fund LLP, holders of the Company’s 6% Convertible Debentures exercised their warrants for an aggregate of 500,000 shares of VDAT common stock. The exercise price of these warrants were adjusted to $.65 per share by the Company.

On December 11, 2001, Halifax Fund LP and Paladin Opportunity Fund LLP, holders of the Company’s 6% Convertible Debentures converted $381,000 of principal and $23,048 of accrued interest into 701,472 shares of the Company’s common stock at a conversion price of $.576 per share pursuant to the terms of the debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act. After this conversion, an aggregate of $1,879,000 principal amount of 6% Convertible Debentures were outstanding.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 2: NOTES PAYABLE (Continued)

Convertible debentures (continued)

In the event that the market price of the Company’s common shares shall be less than $1.50 per share for 20 consecutive trading days, at the Company’s option all or a portion of the 6% Convertible Debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the 6% Convertible Debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the 6% Convertible Debenture), subject to certain conditions. The Company’s redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date. In addition, the holders of the 6% Convertible Debentures have the right to convert the debentures at any time until the Redemption Closing Date.

NOTE 3: SEGMENT INFORMATION

The Company’s operations are currently comprised of three operating groups; Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group, These operating units are managed from the Company’s Pompano Beach facility and the facility run by EDNET.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the three months ended December 31, 2001 and 2000 the Company provided webcasting services to a single customer, which represented 30% and 32% of total consolidated revenues, respectively. Revenues for such customer totaled approximately $469,000 and $549,000 for the three months ended December 31, 2001 and 2000, respectively. The contract with this customer can be terminated upon a 30-day notification.

Detailed below are the results of operations by segment for the three months ended December 31, 2001 and 2000.

	12/31/01	12/31/00

Revenues:
Webcasting Group	$533,095	$547,200
Networking Solutions Group	887,343	821,271
Travel Group	139,539	164,175
Other	—	161,419

Total consolidated revenues	1,559,977	1,694,065
Segment operating income (loss):
Webcasting Group	221,473	103,075
Networking Solutions Group	(130,235)	(401,500)
Travel Group	(155,596)	(319,949)
Other	—	(36,864)

Total	(64,358)	(655,238)
Corporate and unallocated shared expenses	(1,163,232)	(1,429,736)
Other income (expense), net	(178,924)	(71,225)

Loss before discontinued operations	(1,406,514)	(2,156,199)
Discontinued operations	(761,302)	(459,274)

Net loss	$(2,167,816)	$(2,615,473)

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 3: SEGMENT INFORMATION (Continued)

Total assets:	12/31/01	09/30/01

Online Broadcast and Production Group	$1,893,353	$1,808,110
Networking Solutions Group	4,504,041	4,605,782
Travel Group	820,256	831,534
Net assets of discontinued operations	3,345,953	3,808,442
Other	2,698,700	1,805,365

Total	$13,262,303	$12,859,233

NOTE 4: STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

On February 9, 1997, the Board of Directors and a majority of the Company’s shareholders adopted the 1996 Stock Option Plan (the “Plan”). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan (“Plan Options”). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. At December 31, 2001 and 2000 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for the three months ended December 31, 2001 is as follows:

		Weighted
		Average
	Number	Exercise
	Shares	Price

Balance, beginning of period	10,494,855	$3.57
Expired	(208,625)	2.28
Exercised	—	—
Granted	319,250	1.10

Balance, end of period	10,605,480	$3.52

Exercisable at end of period	6,235,323	$3.95

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 4: STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES (Continued)

The Company has granted options to consultants that are outside of the Plan. For the three months ended December 31, 2001, the Company granted 200,000 options to consultants at a weighted average fair value of $.17 per share and an exercise price of $1.75 per share. The term of these options are three years and the vesting periods are immediate. At December 31, 2001 the Company had 2,087,991 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company has recognized approximately $102,000 in expense for consultant options during the three months ended December 31, 2001.

In addition to the 1,135,000 publicly traded warrants issued at the time of the Company’s initial public offering, at December 31, 2001, there were vested warrants to purchase an aggregate of 2,696,433 shares of common stock outstanding, inclusive of the Debenture Warrants discussed in Note 2, at exercise prices ranging from $1.00 to $16.50 expiring from July 2002 to May 2006. During the three months ended December 31, 2001 the Company granted 1,215,000 warrants with a weighted fair value at the date of grant of $.23 per share and an exercise price of $1.10 per share.

NOTE 5: DISCONTINUED OPERATIONS

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

In December of 2001, management adopted a plan to sell the Company’s Golf, Leisure and Syndication Group segment and cease operations of the Financial Solutions Group segment in order to focus on certain core businesses. Accordingly, the operating results of these segments have been segregated from continuing operations and reported as a separate line item on the statement of operations. The results of the Golf, Leisure and Syndication Group are not included in the period ended December 31, 2001 financial statements as the acquisition occurred in December of 2000 with an effective date of the acquisition of January 1, 2001. The Visual Data Financial Solutions Group has been classified as discontinued operations for all periods presented in the accompanying financial statements.

On January 10, 2002, the Company executed a Stock Purchase Agreement for the sale of the Golf Society of the U.S. for a $6.5 million 6% Convertible Debenture (the “Debenture”). The Debenture is convertible into common stock of Golf Society International, Inc., an unaffiliated third party. The Debenture is for five years and limits the beneficial ownership of the Company to 19.9%, with the exception of a simultaneous conversion and private or public sale of the investment.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 5: DISCONTINUED OPERATIONS (Continued)

A summary of the net assets of discontinued operations for the Company’s Golf, Leisure and Syndication Group is as follows:

	12/31/01	09/30/01

Current assets	$1,404,042	$1,914,118
Non-current assets	4,962,128	5,001,473

Total assets	6,366,170	6,915,591

Current liabilities	3,020,217	3,107,149
Non-current liabilities	—	—

Total liabilities	3,020,217	3,107,149

Net assets of discontinued operations	$3,345,953	$3,808,442

The following table sets forth a summary of the results of operations of the Company’s Financial Solutions Group (“TFN”) and the Golf, Leisure and Syndication Group (“GSUS”) for the three months ended December 31:

	2001		2000

	GSUS	TFN	GSUS	TFN

Revenue	$516,790	$15	$—	$6,145
Operating loss	(596,739)	(172,542)	—	(459,274)
Net loss	(588,760)	(172,542)	—	(459,274)

NOTE 6: SUBSEQUENT EVENTS

Effective February 7, 2002, MediaonDemand.com, Inc. ("MOD") was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation (the “Merger Sub”), a wholly owned subsidiary of Visual Data Corporation, a Florida corporation. On January 25, 2002, VDAT, MOD and Charles Saracino, a MOD stockholder and its president entered into an Agreement and Plan of Merger (the “Merger Agreement”) which provided, among other things, that upon the terms and subject to the conditions thereof, MOD will merge with and into Merger Sub (the “Merger”). The Merger Sub is the surviving corporation in the Merger. The name of Merger Sub will be changed to Media On Demand, Inc. All outstanding shares of MOD capital stock and converted options have been converted into an aggregate of 3.4 million shares of VDAT restricted common stock.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised in three operating groups, including:

•	Visual Data Webcasting Group

•	Visual Data Networking Solutions Group

•	Visual Data Travel Group

REVENUE RECOGNITION

Our Webcasting Group recognizes revenue when a project is completed. A significant component of our Networking Solutions Group’s revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Networking Solutions Group recognizes revenues from equipment installation and bridging when service is performed. Networking usage revenue is recognized based on customers’ monthly usage. Our Networking Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. Our Travel Group libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on bookings are recognized when the stays are completed.

Results of Operations

Three months ended December 31, 2001 compared to three months ended December 31, 2000

REVENUE

We recognized revenue of approximately $1,560,000 from continuing operations for the period ended December 31, 2001, representing a decrease of approximately $134,000 (8%) over revenues of approximately $1,694,000 for the same period last year. The decrease in revenues is primarily the result of revenues from Other during the period ended December 31, 2000, which represented revenues for CareView and MedicalView, which the Company divested of and stopped marketing, respectively, during fiscal year 2001. Revenues from the Webcasting Group accounted for approximately $533,000 for the period ended December 31, 2001 as compared to approximately $547,000 for the same period in 2000, which represents a decrease of approximately $14,000 (3%). This small decrease was primarily the result of the events of September 11. Revenues from network equipment sales from the Networking Solutions Group accounted for approximately $198,000 for the period ended December 31, 2001 as compared to approximately $185,000 for the same period in 2000, which represents an increase of approximately $13,000 (7%). This increase is the result of companies expanding their teleconferencing capabilities to lessen travel. Revenues from network usage amounted to approximately $689,000 as compared to $636,000 representing an increase of $53,000 (8%). This increase is the result of the expansion of the affiliated network. Revenues from the Travel Group accounted for approximately $140,000 for the period ended December 31, 2001 as compared to approximately $164,000 for the same period in 2000, which represents a decrease of approximately $24,000 (15%). This decrease is the result of new properties joining the travel program utilizing the Commercial on the Web product, which enables properties to forego upfront production fees while paying a monthly distribution fee.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING EXPENSES

Webcasting costs amounted to approximately $69,000 for the period ended December 31, 2001, as compared to approximately $187,000 for the same period last year, which represents a decrease of approximately $118,000 (63%) due to greater efficiencies as a result of consolidating webcasting operations to the corporate office. Cost of revenue from network equipment sales and rentals accounted for approximately $88,000 for the period ended December 31, 2001 as compared to approximately $109,000 for the same period in 2000, which represents a decrease of approximately $21,000 (19%) due to greater margins on products sold. Cost of revenue from network usage accounted for approximately $405,000 for the period ended December 31, 2001 as compared to approximately $378,000 for the same period in 2000, which represents an increase of approximately $27,000 (7%) due to the growth in usage fees. Travel production and distribution cost of revenue for the period ended December 31, 2001 was approximately $26,000 representing an increase of $6,000 (30%) from $20,000 for the same period last year. During the period ended December 31, 2000, the company had approximately $53,000 in other costs associated with product sales for CareView and MedicalView.

Compensation expense for the period ended December 31, 2001 of approximately $1,210,000 decreased approximately $336,000 or 22% from approximately $1,546,000 for the same period last year due to cost containment measures adopted during fiscal 2001. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $298,000 for the period ended December 31, 2001 decreased approximately $116,000 (28%) from approximately $414,000 for the same period last year due to reduced legal, accounting and public filing fees associated with the company’s EDNET subsidiary. During 2000, Ednet was required to file separate financial statements with the SEC. Upon the Company’s purchase of the remaining 49% of the subsidiary, EDNET was no longer a separate public entity. General administrative expenses of approximately $345,000 decreased $198,000 (36%) from $543,000 during the same period last year due to cost containment measures. Sales and marketing decreased $162,000 (73%) to $57,000 for the period ended December 31, 2001 as compared to $219,000 for the same period last year due to a reduction in advertising expenses as a part of the cost containment program. Depreciation and amortization of $289,000 for the period ended December 31, 2001 decreased $21,000 from $310,000 for the same period last year due to the Company’s adoption of SFAS 142. Under SFAS 142 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment.

OTHER INCOME (EXPENSE)

Other expense was $(179,000) during the period ended December 31, 2001 compared to approximately $(71,000) for the same period last year. Interest expense amounted to $117,000 compared to $339,000 representing a decrease of $222,000 primarily due to interest, fees and amortization of debt issue costs associated with the 6% convertible debentures recognized last year. This interest expense recognized last year was primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the warrants issued in connection with the debentures, both were non-cash expenses. In addition, interest income was approximately $1,000 during the period ended December 31, 2001, representing a decrease of approximately $43,000 from approximately $44,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the period ended December 31, 2001. Other income (expense) was approximately $(62,000) for the period ended December 31, 2001 as compared to other income of $223,000 for the same period last year primarily due to expenses associated with an acquisition that was terminated. Included in the results from last year is a one-time refund from a third party telecommunications carrier.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DISCONTINUED OPERATIONS

Loss from discontinued operations amounted to approximately $761,000 for the period ended December 31, 2001 as compared to losses of $459,000 for the same period in 2000. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 of operating losses are classified as discontinued operations. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $173,000 and $459,000 as discontinued operations for the periods ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit at December 31, 2001 was approximately $752,000, an increase of $133,000 from a deficit of $619,000 at September 30, 2001. The change in working capital was primarily attributable to cash used in operating activities of $672,000 and for discontinued operations of $299,000 for the period ended December 31, 2001, offset by the unspent proceeds from the note payable of $1,500,000, the sale of preferred stock of $261,000 and the proceeds from the exercise of warrants and options of $325,000. At December 31, 2001 our total current liabilities were $4,156,000 which increased $1,055,000 from $3,101,000 at September 30, 2000. The increase is primarily attributable to approximately $1,379,000, (net of discount) of notes payable, an increase of $1,054,000 from $325,000 for the same period last year.

Net cash used in investing activities was $8,000 for the period ended December 31, 2001 primarily due to advances to Media on Demand.com, Inc. offset by a draw down on the restricted cash. Net cash provided by financing activities, as previously described, for the period ended December 31, 2001 was $1,869,000.

For the period ended December 31, 2001, we had a loss from continuing operations of approximately $1.4 million and cash used in operating activities of approximately $.7 million. At December 31, 2001, we had approximately $.9 million of cash and cash equivalents. During the period ended December 31, 2001 we borrowed an additional $1.5 million of capital under a loan agreement.

We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced, as required, so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of our cash needs, we will seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow. Based upon our current operations, we believe we have sufficient funds to provide for our operations through the end of fiscal 2002.

PART II — OTHER INFORMATION

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

Visual Data Corporation,
A Florida corporation

Date: February 12, 2002

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Gail L. Babitt
Chief Financial Officer and
  Principal Accounting Officer