Form 10QSB
period 2002-03-31
VISUAL DATA CORP
filed 2002-05-15
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 1, 2002 the registrant had issued and outstanding 27,017,708 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

                                                                 Page Number
                                                                 -----------

Table of Contents                                                    2

Condensed Consolidated Balance Sheets at March 31, 2002
(Unaudited) and September 30, 2001                                   3

Condensed Unaudited Consolidated Statements of Operations for the
Six and Three Months Ended March 31, 2002 and 2001                   4-5

Condensed Unaudited Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 2002 and 2001                             6-7

Notes to Unaudited Consolidated Financial Statements                 8-17

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,            September 30,
                                                                                  2002                   2001
                                                                               ------------           -------------
                                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    110,421           $     52,161
   Restricted cash                                                                       --                182,189
   Accounts receivable, net of allowance for doubtful
      accounts of $420,204 and $218,240, respectively                             1,799,166              1,226,586
   Prepaid expenses                                                                 765,285                423,417
   Inventories, net of allowance for inventory
      obsolescence of $183,000 and $242,000, respectively                           494,192                538,087
   Other current assets                                                             108,837                 59,450
                                                                               ------------           ------------
                  Total current assets                                            3,277,901              2,481,890

PROPERTY AND EQUIPMENT, net                                                       4,368,085              3,651,631
INTANGIBLE ASSETS, net                                                            5,750,536              2,799,929
OTHER NON-CURRENT ASSETS                                                            356,061                117,341
NET ASSETS OF DISCONTINUED OPERATIONS                                                    --              3,808,442
                                                                               ------------           ------------

                  Total assets                                                 $ 13,752,583           $ 12,859,233
                                                                               ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $  2,756,689           $  1,676,483
   Deferred revenue                                                                 186,834                232,045
   Current portion of obligations under capital leases                              347,184                 16,643
   Current portion of mortgage note payable                                         828,025                850,923
   Notes payable                                                                  2,076,951                325,000
                                                                               ------------           ------------
                  Total current liabilities                                       6,195,683              3,101,094

CAPITAL LEASE OBLIGATIONS, net of current portion                                   187,397                 27,928
DEBT                                                                              1,243,814              2,343,402
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.0001 per share; authorized 5,000,000
         shares, 300,000 issued and outstanding                                          30                     --
  Common stock, par value $0.0001 per share; authorized 75,000,000
         shares, 25,884,375 and 15,165,389 issued and outstanding                     2,588                  1,516

   Additional paid-in-capital                                                    53,207,693             47,108,622
   Accumulated deficit                                                          (47,084,622)           (39,723,329)
                                                                               ------------           ------------

                  Total stockholders' equity                                      6,125,689              7,386,809
                                                                               ------------           ------------

                  Total liabilities and stockholders' equity                   $ 13,752,583           $ 12,859,233
                                                                               ============           ============


       The companying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                 Six Months Ended March 31,                  Three Months Ended March 31,
                                              ---------------------------------           ---------------------------------
                                                 2002                   2001                  2002                 2001
                                              -----------           -----------           -----------           -----------
Webcasting and related equipment sales        $ 1,923,986           $ 1,042,995           $ 1,390,891           $   495,794
Network equipment sales and rentals               508,262               635,331               309,826               449,879
Network usage                                   1,289,308             1,238,008               600,401               602,188
Travel production and distribution                306,010               356,807               166,471               192,632
Other                                               9,229               273,190                 9,229               111,772
                                              -----------           -----------            ----------           -----------
TOTAL REVENUE                                   4,036,795             3,546,331             2,476,818             1,852,265

OPERATING EXPENSES:
Webcasting and related equipment costs            649,299               535,922               521,017               190,324
Network equipment sales and rentals               253,370               400,274               165,042               291,451
Network usage                                     789,678               714,780               385,100               336,406
Travel production and distribution                 58,531                66,308                32,730                46,537
Other costs                                            --                65,313                    --                12,689
  General and administrative:
  Compensation                                  2,471,932             2,542,093             1,320,994             1,154,030
  Professional fees                               736,134               962,714               437,995               549,022
  Other                                           709,073               989,033               363,785               446,296
Sales and marketing                               101,804               282,558                44,815                63,279
Depreciation and amortization                     892,482               614,031               603,259               303,953
                                              -----------           -----------           -----------           -----------
            Total operating costs               6,662,303             7,173,026             3,874,737             3,393,987
                                              -----------           -----------           -----------           -----------
   Loss from operations                        (2,625,508)           (3,626,695)           (1,397,919)           (1,541,722)

OTHER INCOME (EXPENSE):
Interest income                                     2,693                67,720                 1,640                23,343
Loss on debenture                              (3,573,103)                   --            (3,573,103)                   --
Interest expense                                 (408,827)             (472,976)             (291,457)             (134,184)
Other income                                        6,428               243,468                69,036                20,279
                                              -----------           -----------           -----------           -----------
            Total other expense, net           (3,972,809)             (161,788)           (3,793,884)              (90,562)
                                              -----------           -----------           -----------           -----------

Net loss from continuing operations            (6,598,317)           (3,788,483)           (5,191,803)           (1,632,284)




                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Continued, Unaudited)

                                                 Six Months Ended March 31,                  Three Months Ended March 31,
                                              ---------------------------------           ---------------------------------
                                                 2002                   2001                  2002                 2001
                                              -----------           -----------           -----------           -----------
DISCONTINUED OPERATIONS:
Loss from golf, leisure and
 syndication group                               (588,760)             (965,954)                   --              (965,954)
Loss from financial solutions group              (174,216)             (934,859)               (1,674)             (475,584)
                                              -----------           -----------           -----------           -----------
Loss from discontinued operations                (762,976)           (1,900,813)               (1,674)           (1,441,538)
                                              -----------           -----------           -----------           -----------
NET LOSS                                      $(7,361,293)          $(5,689,296)          $(5,193,477)          $(3,073,822)
                                              ===========           ===========           ===========           ===========

Loss per share - basic and diluted
    Continuing operations                     $      (.34)          $      (.41)          $      (.23)          $      (.16)
    Discontinued operations                          (.04)                 (.20)                   --                  (.14)
                                              -----------           -----------           -----------           -----------
Net loss per share                            $      (.38)          $      (.61)          $      (.23)          $      (.30)
                                              ===========           ===========           ===========           ===========

Weighted average shares of common stock
     outstanding                               19,242,472             9,356,982            22,303,986            10,280,686
                                              ===========           ===========           ===========           ===========



       The companying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED MARCH 31,

                                   (Unaudited)


                                                                          2002                  2001
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $(7,361,293)          $(5,689,296)
    Depreciation and amortization                                          892,482               614,031
    (Reduction) provision for doubtful accounts                             46,842               (41,337)
    Reduction in allowance for inventory obsolescence                      (59,000)                   --
    Loss from discontinued operations                                      762,976             1,900,813
    Loss from writeoff of GSI debenture                                  3,573,103                    --
    Interest expense on convertible debentures and other                   273,384               402,243
    Amortization of deferred services and incentives                       593,421               343,322
    Change in assets and liabilities:
            (Increase) decrease in accounts receivable                    (201,434)               90,798
            Increase in prepaid expenses                                    38,260                (3,757)
            Increase in other current assets                               (49,387)             (187,463)
            Decrease in inventories                                        102,895                55,497
            Decrease in accounts payable and accrued expenses             (533,452)             (292,232)
            Decrease in deferred revenue                                  (114,433)             (156,927)
                                                                       -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                   (2,035,636)           (2,964,308)
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                (15,532)             (210,259)
     Decrease (increase) in restricted cash                                182,189                (9,566)
     Acquisition of subsidiary MOD                                          79,875                    --
     Investment in subsidiary EDNET                                             --                25,775
     Acquisition of subsidiary GSUS, net of cash                                --                 7,632
     Decrease in other non-current assets                                   25,933               232,221
                                                                       -----------           -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  272,465                45,803
                                                                       -----------           -----------



                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                             (Continued, unaudited)

                                                                                    2002               2001
                                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on mortgage note payable                                               (22,898)              (21,610)
    Payments on capital leases                                                     (119,044)              (15,351)
    Proceeds from issuance of common stock                                          450,000             1,000,000
    Proceeds from notes payable                                                   2,000,000                    --
    Proceeds from issuance of preferred stock                                       261,000                    --
    Proceeds from exercise of warrants and options                                  325,010                    --
    Proceeds from sale of convertible debentures                                         --             1,840,000
    Redemption of convertible debentures                                           (345,000)                   --
    Repayment of note payable                                                      (200,000)                   --
    Proceeds from sale of preferred stock of subsidiary                                  --               905,430
                                                                                -----------           -----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                                       2,349,068             3,708,469
                                                                                -----------           -----------
CASH USED IN DISCONTINUED OPERATIONS:
      Operating activities                                                         (527,637)           (3,420,467)
                                                                                -----------           -----------
NET CASH USED IN DISCONTINUED OPERATIONS                                           (527,637)           (3,420,467)
                                                                                -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 58,260            (2,630,503)
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD                                                              52,161             3,457,784
                                                                                -----------           -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                              $   110,421           $   827,281
                                                                                ===========           ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for interest                                      $    91,676           $    42,764

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures                                                        $   858,170           $        --
Issuance of warrants and options for deferred
  services and incentives                                                           307,474                53,885
Investment in Onstream Media by issuing common stock                                200,000                    --
Issuance of common stock for interest on note                                       584,618                    --
Issuance of common stock for content                                                222,000                    --
Issuance of common stock for MOD acquisition                                      2,279,855                    --
Issuance of common stock for payment of accounts payable                            165,795                    --


       The companying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


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

The Networking Solutions Group manages a global network of over 500 North American affiliates, and nearly 200 international associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. The Network Solutions Group generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

Earnings Per Share

For the periods ended March 31, 2002 and 2001, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 15,761,833 and 10,883,556 at March 31, 2002 and 2001, respectively.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment, and accordingly, no goodwill was amortized for the period ended December 31, 2001. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has adopted SFAS 142 effective October 1, 2001. The adoption of SFAS 142 required the Company to complete a review of its goodwill for impairment no later than March 31, 2002. The Company performed this review within the prescribed deadline. Based upon the analysis performed by the Company, management believes no impairment exists as of March 31, 2002. For the six and three months ended March 31, 2001, $36,890 and $18,445 of goodwill was amortized. The pro forma net loss for the six and three months ended March 31, 2001 was $5,652,406 and $3,055,378.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2001 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of March 31, 2002 and the results of their operations and cash flows for the six months and three months ended March 31, 2002 and 2001. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2002.

NOTE 2: DEBT

On December 4, 2001 we entered into a private debt financing transaction with a shareholder pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The loan bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 500,000 shares of common stock. In February 2002 we drew down on the line of credit and prepaid the interest on the line of credit with the issuance of 500,000 additional shares of common stock. The balance on the line of credit at March 31, 2002 is $2 million.

Since April 2002 we are required to make principal payments on the loan of $125,000 per month, until such time as we have repaid $1 million of the loan, and thereafter our monthly payments shall be fixed at $100,000. At such time as we receive equity or strategic financing in excess of $1.5 million (other than certain excluded transactions), 30% of the net proceeds of such funds will be used by us to reduce the principal owed under the Secured Promissory Note. If we receive $5 million in an equity or strategic financing transaction (other than certain excluded transactions), then the entire remaining principal amount of the Secured Promissory Note is to be repaid by us.

We granted the lenders a security interest in all of our tangible and intangible assets, and issued him a warrant to purchase 1 million shares of our common stock at an exercise price of $1.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the Secured Promissory Note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE 2: DEBT  (Continued)

In conjunction with the transaction, all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each agreed to cancel 750,000 options held by them to purchase shares of our common stock.

On March 11, 2002, the Company redeemed $345,000 of the outstanding principal of the convertible debentures held by Halifax Fund LP ("Halifax") and Palladin Opportunity Fund LLC ("Palladin"). In addition, Halifax and Palladin each converted $200,000 of the outstanding principal into shares of common stock at $.513 per share, in accordance with the conversion calculation from the 6% convertible debentures. The Company is permitted to redeem the remaining $1,179,000 of outstanding principal at 115% par value in six equal quarterly installments beginning on July 1, 2002. At such time as we receive equity or strategic financing in excess of $1 million (other than certain excluded transactions), 35% of the net proceeds of such funds will be used by us to reduce the principal owed under the note. If we receive $2 million in an equity or strategic financing transaction (other than certain excluded transactions), then 50% of the net proceeds of such funds will be used by us to reduce the principal owed under the note.

We granted Halifax and Palladin a security interest in all of our tangible and intangible assets in second position to the Secured Promissory Note.

NOTE 3: SEGMENT INFORMATION

The Company's operations are currently comprised of three operating groups; Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company's Pompano Beach facility, the San Francisco facility run by EDNET and the New York facility run by MOD.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the six months ended March 31, 2002 and 2001, the Company provided webcasting services to a single customer, which represented 20% and 28% of total consolidated revenues, respectively. Revenues for such customer totaled approximately $826,000 and $978,000 for the six months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, revenues were $371,000 and $429,000 from this single customer representing 15% and 23% of total revenues, respectively. The contract with this customer can be terminated upon a 30-day notification.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 3: SEGMENT INFORMATION (continued)

Detailed below are the results of operations by segment for the six and three months ended March 31, 2002 and 2001.


                                                       For the six months ended                   For the three months ended
                                                   ---------------------------------           ---------------------------------
                                                     03/31/02             03/31/01              03/31/02              03/31/01
                                                   -----------           -----------           -----------           -----------
Revenues:
Webcasting Group                                   $ 1,923,986           $ 1,042,995           $ 1,390,891           $   495,794
Networking Solutions Group                           1,797,570             1,873,339               910,227             1,052,067
Travel Group                                           306,010               356,807               166,471               192,632
Other                                                    9,229               273,190                 9,229               111,772
                                                   -----------           -----------           -----------           -----------
Total consolidated revenues                          4,036,795             3,546,331             2,476,818             1,852,265

Segment operating income (loss):
Webcasting Group                                       344,618               288,568               123,145               186,492
Networking Solutions Group                            (231,565)             (670,142)             (101,330)             (269,641)
Travel Group                                          (269,654)             (471,526)             (114,058)             (151,577)
Other                                                    9,229                48,740                 9,229                85,605
                                                   -----------           -----------           -----------           -----------
Total                                                 (147,372)             (804,360)              (83,014)             (149,121)

Corporate and unallocated shared expenses            2,478,136             2,822,335             1,314,905             1,392,600
Other expense                                       (3,972,809)             (161,788)           (3,793,884)              (90,563)
                                                   -----------           -----------           -----------           -----------
Loss before discontinued operations                 (6,598,317)           (3,788,483)           (5,191,803)           (1,632,284)
Loss from discontinued operations                     (762,976)           (1,900,813)               (1,674)           (1,441,538)
                                                   -----------           -----------           -----------           -----------
Net loss                                           $(7,361,293)          $(5,689,296)          $(5,193,477)          $(3,073,822)
                                                   ===========           ===========           ===========           ===========


                                               03/31/02            09/30/01
                                             -----------          -----------
Total assets:
Webcasting Group                             $ 5,309,203          $ 1,808,110
Networking Solutions Group                     4,548,992            4,605,782
Travel Group                                     823,151              831,534
Other                                          3,071,237            5,613,807
                                             -----------          -----------
Total                                        $13,752,583          $12,859,233
                                             ===========          ===========


                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE 4: STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 10,000,000 Plan Options and 1,000,000 shares. At March 31, 2002 and 2001 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years. As of March 31, 2002, The Company has granted an aggregate of 159,224 shares of common stock to employees, directors and officers as compensation.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for the six months ended March 31, 2002 is as follows:

                                                            Weighted
                                                             Average
                                        Number              Exercise
                                       of Shares              Price
                                      -----------           --------
Balance, beginning of period           10,494,855           $   3.57
Expired                                (2,593,236)              7.09
Exercised                                 (64,460)                --
Granted                                 1,434,250               1.02
                                      -----------           --------

Balance, end of period                  9,271,409           $   2.21
                                      ===========           ========

Exercisable at end of period            5,689,692           $   2.61
                                      ===========           ========

The Company has granted options to consultants that are outside of the Plan. For the three months ended March 31, 2002, the Company granted 30,000 options to consultants at a weighted average fair value of $.20 per share and an exercise price of $1.00 per share. The term of these options are three years and the vesting periods are immediate. At March 31, 2002 the Company had 2,083,991 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has recognized approximately $405,000 and $235,000 in expense for consultant options during the six and three months ended March 31, 2002, respectively.

In addition to the 1,135,000 publicly traded warrants issued at the time of the Company's initial public offering, at March 31, 2002, there were vested warrants to purchase an aggregate of 3,271,433 shares of common stock outstanding, at exercise prices ranging from $.70 to $16.50 expiring from July 2002 to May 2006. During the three months ended March 31, 2002 the Company granted 575,000 warrants with a weighted fair value at the date of grant of $.13 per share and an exercise price of $1.55 per share.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 5: ACQUISITION OF MEDIA ON DEMAND.COM

On February 7, 2002, MediaOnDemand.com, Inc. ("MOD") was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation. VDAT controlled MOD as of January 1, 2002 and had made advances of $157,000 to MOD as of that date. The results of MOD are included in these financial statements as if the transaction had occurred on January 1, 2002. All outstanding shares of MOD capital stock and converted options have been converted into an aggregate of 3,400,000 shares of VDAT restricted common stock. The value of the common stock issued was approximately $2.1 million, based on a share value of $0.63 on February 7, 2002. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $.9 million. Therefore, as a result of the acquisition, approximately $3.0 million of the purchase price was allocated to customer lists. This intangible asset is being amortized over a five year period.

The following table sets forth the unaudited pro forma consolidated results of operations for the six and three months ended March 31, 2002 and 2001 giving effect to the acquisition of MOD, as if the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):

                                 Six Months Ended                 Three Months Ended
                                     March 31,                         March 31,
                            -------------------------           -------------------------
                             2002              2001              2002              2001
                            -------           -------           -------           -------
Revenues                    $ 4,789           $ 6,530           $ 2,477           $ 3,028

Net Loss                     (8,398)           (9,547)           (5,193)           (4,712)

Net Loss per Share          $ (0.44)          $ (0.75)          $ (0.23)          $ (0.34)



NOTE 6: DISCONTINUED OPERATIONS

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 6: DISCONTINUED OPERATIONS (Continued)

On January 10, 2002, the Company executed a Stock Purchase Agreement for the sale of the Golf Society of the U.S. for a $6.5 million 6% Convertible Debenture (the "Debenture"). The Debenture is convertible into common stock of Golf Society International, Inc., an unaffiliated third party. The Debenture is for five years and limits the beneficial ownership of the Company to 19.9%, with the exception of a simultaneous conversion and private or public sale of the investment. See Note 8 for a further discussion of this transaction.

A summary of the net assets of discontinued operations for the Company's Golf, Leisure and Syndication Group is as follows:

                                              3/31/02           09/30/01
                                              -------          ----------
Current assets                                 $   --          $1,914,118
Non-current assets                                 --           5,001,473
                                               ------          ----------
         Total assets                              --           6,915,591
                                               ------          ----------
Current liabilities                                --           3,107,149
Non-current liabilities                            --                  --
                                               ------          ----------
         Total liabilities                         --           3,107,149
                                               ------          ----------
Net assets of discontinued operations          $   --          $3,808,442
                                               ======          ==========


The following table sets forth a summary of the results of operations of the Company's Financial Solutions Group ("TFN") and the Golf, Leisure and Syndication Group ("GSUS") for the six months and three months ended March 31:


                                             Six months ended                      Three months ended
                                      -----------------------------           ----------------------------
                                         2002               2001                2002                 2001
                                      ---------           ---------           -------             ---------
         TFN:

              Revenue                 $      15           $   6,910           $      --           $     765
              Operating loss           (174,216)           (934,859)             (1,674)           (475,584)
              Net loss                 (174,216)           (934,859)             (1,674)           (475,584)

         GSUS:

              Revenue                 $ 516,790           $ 482,845           $      --           $ 482,845
              Operating loss           (588,760)           (965,954)                 --            (965,954)
              Net loss                 (588,760)           (965,954)                 --            (965,954)

NOTE 7: EQUITY

The Company sold shares of common stock under subscription agreements to institutional investors. In March 2002 the Company sold 1,030,400 shares of common stock for net proceeds of approximately $450,000.

In April 2002, the 300,000 shares of preferred stock were converted into 600,000 shares of common stock.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 8: SUBSEQUENT EVENTS

In January 2002 The Company sold the stock of Golf Society of the U.S. to Golf Society International, Inc. ("GSI") for the Debenture. During April 2002, GSI defaulted on a loan from the Company. In addition, the Company became aware of GSI's neglect of several vendor payments, employee payments and tax payments. As a result of the actions taken by the President and CEO of GSI, the Company has filed a lawsuit against GSI seeking damages in excess of $6.5 million. As a result of the alleged financial condition of GSI, the Company has fully reserved the Debenture as of March 31, 2002. Therefore, the Company has recorded an additional expense of approximately $3.6 million during the six months and three months ended March 31, 2002.

On February 14, 2002, the Company received a letter from Nasdaq giving the Company 90 days (the first grace period) to comply with the $1.00 minimum bid price required to maintain listing on the Nasdaq National Market. The letter informed the Company that an application can be filed to transfer the Company to the SmallCap Market within the grace period. If the Company files a transfer application and pays the necessary fees, pending Staff's review of the transfer application, the Company can be transferred to the SmallCap Market. If the transfer application is approved, the Company will be afforded the 180 calendar day SmallCap Market grace period (the second grace period) from the date of the letter. The Company may also be eligible for an additional 180 calendar day grace period (the third grace period) provided it meets the initial listing criteria for the SmallCap Market. In addition, the Company may be eligible to transfer back to the Nasdaq National Market, without any additional fees, if by February 10, 2003 the Company maintains a bid price per share of $1.00 for 30 consecutive trading days and it has maintained all other continued listing requirements. On May 9, 2002, the Company filed for a transfer to the SmallCap Market. We currently comply with all other continued listing requirements of the SmallCap Market, and, therefore, expect that our transfer application will be approved.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

OVERVIEW

We are a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised of three operating groups, including:

         *        Visual Data Webcasting Group
         *        Visual Data Networking Solutions Group
         *        Visual Data Travel Group

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

Results of Operations

Six months ended March 31, 2002 compared to six months ended March 31, 2001:

REVENUE

We recognized revenue of approximately $4,037,000 from continuing operations for the period ended March 31, 2002, representing an increase of approximately $491,000 (14%) over revenues of approximately $3,546,000 for the same period last year. The increase in revenues is primarily the result of revenues generated from webcasting services as a result of the acquisition of MediaOnDemand during the period ended March 31, 2002. Revenues from the Webcasting Group accounted for approximately $1,924,000 for the period ended March 31, 2002 as compared to approximately $1,043,000 for the same period in 2001, which represents an increase of approximately $881,000 (84%). Included in revenue for the period ended March 31, 2002 is approximately $370,000 related to the construction of a studio for one of its customers. Revenues from the network equipment sales from the Networking Solutions Group accounted for approximately $508,000 for the period ended March 31, 2002 as compared to approximately $635,000 for the same period in 2001, which represents a decrease of approximately $127,000 (20%). The decrease is the result of fewer sales as a result of a decrease in demand following the September 11 tragedy. Revenues from network usage amounted to approximately $1,289,000 as compared to $1,238,000 representing an increase of $51,000 (4%.) Revenues from the Travel Group accounted for approximately $306,000 for the period ended March 31, 2002 as compared to approximately $357,000 for the same period in 2001, which represents

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

a decrease of approximately $51,000 (14%). The decrease is the result of lower production revenues as a result of fewer vignettes produced from the same period last year. During the period ended March 31, 2001, the Company had approximately $273,000 in other revenue associated with product sales for CareView and MedicalView.

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $649,000 for the period ended March 31, 2002, as compared to approximately $536,000 for the same period last year, which represents an increase of approximately $113,000 due to additional expenses associated with MOD which is partially offset by greater efficiencies as a result of consolidating webcasting operations to the corporate office. Cost of revenue from the network equipment sales and rentals accounted for approximately $253,000 for the period ended March 31, 2002 as compared to approximately $400,000 for the same period in 2001, which represents a decrease of approximately $147,000 (37%) due to a decrease in sales and an increase in the margins on products sold. Cost of revenue from network usage accounted for approximately $790,000 for the period ended March 31, 2002 as compared to approximately $715,000 for the same period in 2001, which represents an increase of approximately $75,000 (10%) due to the growth in usage fees. Travel production and distribution cost of revenue for the period ended March 31, 2002 was approximately $59,000 representing a decrease of $7,000 (11%) from $66,000 for the same period last year. The decrease is the result of fewer production costs as a result of fewer vignettes produced. During the period ended March 31, 2001, the Company had approximately $65,000 in other costs associated with product sales for CareView and MedicalView.

Compensation expense for the period ended March 31, 2002 of approximately $2,472,000 decreased approximately $70,000 or 3% from approximately $2,542,000 for the same period last year due to the acquisition of MOD offset by cost containment measures adopted during fiscal 2001. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $736,000 for the period ended March 31, 2002 decreased approximately $227,000 (24%) from approximately $963,000 for the same period last year due to reduced legal, accounting and public filing fees associated with the Company's EDNET subsidiary. During 2001, Ednet was required to file separate financial statements with the SEC. Upon the Company's purchase of the remaining 49% of EDNET was no longer a separate public entity. Other administrative expenses of approximately $709,000 decreased $280,000 (28%) from $989,000 during the same period last year due to cost containment measures offset by the acquisition of MOD. Sales and marketing decreased $181,000 (64%) to $102,000 for the period ended March 31, 2002 as compared to $283,000 for the same period last year due to a reduction in advertising expenses as a part of the cost containment program. Depreciation and amortization of $892,000 for the period ended March 31, 2002 increased $278,000 from $614,000 for the same period last year due to the depreciation of assets acquired with MOD and the amortization of customer lists which is partially offset by the Company's adoption of SFAS142. Under SFAS142 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment.

OTHER INCOME (EXPENSE)

Other expense was $(3,973,000) during the period ended March 31, 2002 compared to approximately $(162,000) for the same period last year. A loss on investment of $3,573,000 was recorded due to the company fully reserving against the debenture received as proceeds from the sale of its Golf Society of the U.S. subsidiary. Interest expense amounted to $409,000 compared to $473,000 representing a decrease of $64,000 primarily due to interest, fees and amortization of debt issue costs associated with the 6% convertible debentures recognized last year. This interest expense recognized last year was primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the warrants issued in connection with the debentures, both were non-cash expenses. Interest expense also increased 39,000 as a result of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

additional debt and capital leases acquired with MOD. In addition, interest income was approximately $3,000 during the period ended March 31, 2002, representing a decrease of approximately $65,000 from approximately $68,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the period ended March 31, 2002. Other income was approximately $6,000 for the period ended March 31, 2002 as compared to other income of $243,000 for the same period last year. Included in the results from last year is a one-time refund from a third party telecommunications carrier.

DISCONTINUED OPERATIONS

Losses from discontinued operations amounted to approximately $763,000 for the period ended March 31, 2002 as compared to losses of $1,901,000 for the same period in 2001. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 and $966,000 of operating losses for the periods ending March 31, 2002 and 2001, respectively are classified as discontinued operations. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 and $935,000 as discontinued operations for the period ended March 31, 2002 and 2001, respectively.

Three months ended March 31, 2002 compared to three months ended March 31, 2001:

REVENUE

We recognized revenue of approximately $2,477,000 from continuing operations for the period ended March 31, 2002, representing an increase of approximately $625,000 (34%) over revenues of approximately $1,852,000 for the same period last year. The increase in revenues is primarily the result of revenues generated from webcasting associated with the acquisition of MOD. Revenues from the Webcasting Group accounted for approximately $1,391,000 for the period ended March 31, 2002 as compared to approximately $496,000 for the same period in 2001, which represents an increase of approximately $895,000 (180%), primarily the result of the MOD acquisition. One single customer, Lehman Brothers, accounted for 15% of total revenues for the period amounting to $368,000. This revenue was derived from the construction of a studio for this customer. Revenues from network equipment sales from the Networking Solutions Group accounted for approximately $310,000 for the period ended March 31, 2002 as compared to approximately $450,000 for the same period in 2001, which represents a decrease of approximately $140,000 (31%) due to reduced demand for network equipment post September 11. Revenues from network usage amounted to approximately $600,000 as compared to $602,000 representing a decrease of $2,000. Revenues from the Travel Group accounted for approximately $166,000 for the period ended March 31, 2002 as compared to approximately $193,000 for the same period in 2001, which represents a decrease of approximately $27,000 (14%.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $521,000 for the period ended March 31, 2002, as compared to approximately $190,000 for the same period last year, which represents an increase of approximately $331,000 (174%) due to additional costs associated with the acquisition of MOD offset by greater efficiencies as a result of consolidating webcasting operations to the corporate office. Cost of revenue from the network equipment sales and rentals accounted for approximately $165,000 for the period ended March 31, 2002 as compared to approximately $291,000 for the same period in 2001, which represents a decrease of approximately $126,000 (43%) due to reduced sales and greater margins on products sold. Cost of revenue from network usage accounted for approximately $385,000 for the period ended March 31, 2002 as compared to approximately $336,000 for the same period in 2001, which represents an increase of approximately $49,000 as a result of greater usage fees. Travel production and distribution cost of revenue for the period ended March 31, 2002 was approximately $33,000 representing a decrease of $14,000 (30%) from $47,000 for the same period last year as a result of fewer costs incurred for reduced production of vignettes. During the period ended March 31, 2001, the Company had approximately $13,000 in other costs associated with product sales for CareView and MedicalView.

Compensation expense for the period ended March 31, 2002 of approximately $1,321,000 increased approximately $167,000 or 14% from approximately $1,154,000 for the same period last year due to cost containment measures adopted during fiscal 2001 offset by additional costs related to the acquisition of MOD. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $438,000 for the period ended March 31, 2002 decreased approximately $111,000 (20%) from approximately $549,000 for the same period last year due to reduced legal, accounting and public filing fees associated with the company's EDNET subsidiary. During 2001, Ednet was required to file separate financial statements with the SEC. Upon the Company's purchase of the remaining 49% of EDNET was no longer a separate public entity. Other administrative expenses of approximately $364,000 decreased $82,000 (18%) from $446,000 during the same period last year due to cost containment measures offset by the acquisition of MOD. Sales and marketing decreased $18,000 to $45,000 for the period ended March 31, 2002 as compared to $63,000 for the same period last year due to a reduction in advertising expenses as a part of the cost containment program. Depreciation and amortization of $603,000 for the period ended March 31, 2002 increased $299,000 from $304,000 for the same period last year due the depreciation of assets acquired from MOD and the amortization of customer lists partially offset by the Company's adoption of SFAS142. Under SFAS142 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment.

OTHER INCOME (EXPENSE)

Other expense was $(3,794,000) during the period ended March 31, 2002 compared to approximately $(91,000) for the same period last year. A loss on debenture of $3,573,000 was recorded due to the Company fully reserving against the debenture received as proceeds from the sale of its Golf Society of the U.S. subsidiary. Interest expense amounted to $291,000 compared to $134,000 representing an increase of $157,000 primarily due to interest, fees and amortization of debt issue costs associated with the 6% convertible debentures recognized last year. This interest expense recognized last year was primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the warrants issued in connection with the debentures, both were non-cash expenses. Interest expense also increased as a result of additional debt and capital leases acquired with MOD. Interest income was approximately $2,000 during the period ended March 31, 2002, representing a decrease of approximately $21,000 from approximately $23,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the period ended March 31, 2002. Other income was approximately $69,000 for the period ended March 31, 2002 as compared to other income of $20,000 for the same period last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DISCONTINUED OPERATIONS

Losses from discontinued operations amounted to approximately $2,000 for the period ended March 31, 2002 as compared to losses of $1,442,000 for the same period in 2001. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $966,000 of operating losses are classified as discontinued operations for the period ended March 31, 2001. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $2,000 and $476,000 as discontinued operations for the periods ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit at March 31, 2002 was approximately $2,918,000, an increase of $2,299,000 from a deficit of $619,000 at September 30, 2001. The deterioration in working capital was primarily attributable to cash used in operating activities of $2,036,000 for the six-month period ended March 31, 2002. In addition, our accounts payable increased from $1,676,000 at September 30, 2001 to $2,757,000 at March 31, 2002, partially offset by an increase in accounts receivable from $1,227,000 at September 30, 2001 to $1,799,000 at March 31, 2002.

Net cash provided by investing activities was $272,000 for the six-month period ended March 31, 2002, primarily due to satisfaction of the requirements necessary to convert restricted cash into unrestricted cash. Net cash provided by financing activities for the six-month period ended March 31, 2001 was $2,349,000. Principal sources of cash were proceeds from the issuance of equity and short-term debt securities of $3,036,000, partially offset by $687,000 of debt repayments.

As of March 31, 2002, we have approximately $100,000 of cash. We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of our cash needs, we are seeking to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

On February 14, 2002, the Company received a letter from Nasdaq giving the Company 90 days (the first grace period) to comply with the $1.00 minimum bid price required to maintain listing on the Nasdaq National Market. The letter informed the Company that an application can be filed to transfer the Company to the SmallCap Market within the grace period. If the Company files a transfer application and pays the necessary fees, pending Staff's review of the transfer application, the Company can be transferred to the SmallCap Market. If the transfer application is approved, the Company will be afforded the 180 calendar day SmallCap Market grace period (the second grace period) from the date of the letter. The Company may also be eligible for an additional 180 calendar day grace period (The third grace period) provided it meets the initial listing criteria for the SmallCap Market. In addition, the Company may be eligible to transfer back to the Nasdaq National Market, without any additional fees, if by February 10, 2003 the Company maintains a bid price per share of $1.00 for 30 consecutive trading days and it has maintained all other continued listing requirements. On May 9, 2002, the Company filed for a transfer to the SmallCap Market. We currently comply with all other continued listing requirements of the SmallCap Market, and, therefore, do not see a reason that our transfer application will not be approved.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual shareholders' meeting was held on April 11, 2002. At the annual meeting our shareholders were asked to consider and vote upon the following matters:

         (1) The election of six members of our Board of Directors to serve until our 2003 annual meeting of shareholders or until their successors are duly elected and qualified;

         (2) The ratification of the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending September 30, 2002;

         (3) The approval to increase the authorized shares of Visual Data common stock from 50,000,000 to 75,000,000; and

         (4)      The approval of the amendment to the 1996 Stock Option Plan.

The following six members of our Board of Directors were duly elected:

   Director                   Votes For      Votes Against     Votes Abstained
   --------                   ----------     -------------     ---------------

Randy S. Selman               13,310,839        174,938             221,434
Alan M. Saperstein            13,348,590        137,187             221,434
Benjamin Swirsky              13,481,813          3,964             221,434
Brian K. Service              13,481,853          3,924             221,434
Eric Jacobs                   13,444,493         41,284             221,434
Robert J. Wussler             13,481,874          3,903             221,434


The results of the vote on the ratification of the appointment of Arthur Andersen LLP as auditors of our financial statements for the fiscal year ending September 30, 2002, are as follows:

         Votes For                  Votes Against                Abstentions
        -----------                 -------------                -----------

        12,268,263                    1,343,007                     97,363


The approval to increase authorized shares of Visual Data common stock from 50,000,000 to 75,000,000:

         Votes For                  Votes Against                Abstentions
        -----------                 -------------                -----------

        13,048,019                     615,906                      44,708

The approval of an amendment to the 1996 Stock Option Plan:

         Votes For                  Votes Against                Abstentions
        -----------                 -------------                -----------

         4,417,279                     816,100                      293,926

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On January 10, 2002 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 2., the Stock Purchase Agreement with Golf Society International, Inc.

On January 25, 2002 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 2., the acquisition of Media on Demand.com, Inc.

On February 7, 2002 we filed a Report on Form 8-K/A with the Securities and Exchange Commission disclosing, under Item 2., the acquisition of Media on Demand.com, Inc.

On March 19, 2002 we filed a Report on Form 8-K/A with the Securities and Exchange Commission disclosing, under Item 7., the Pro Forma financial statements of Media on Demand.com, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Data Corporation,
A Florida corporationDate:

May 15, 2002


/s/ Randy S. Selman
----------------------------------------
Randy S. Selman,
President and Chief Executive Officer



/s/ Gail L.  Babitt
----------------------------------------
Chief  Financial Officer
and Principal Accounting Officer