Form 10QSB
period 2002-06-30
VISUAL DATA CORP
filed 2002-08-13
CIK 919130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                                  954-917-6655
                            ------------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 1, 2002 the registrant had issued and outstanding 31,410,155 shares of common stock.

         Transitional Small Business Disclosure Format (check one);
Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


INDEX TO FINANCIAL STATEMENTS


                                                                                      Page Number
                                                                                      -----------
Table of Contents                                                                          2

Condensed Consolidated Balance Sheets at June 30, 2002
(Unaudited) and September 30, 2001                                                         3

Condensed Consolidated Statements of Operations for the Nine and Three Months
Ended June 30, 2002 and 2001 (Unaudited)                                                   5

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 2002 and 2001 (Unaudited)                                                   7

Notes to Unaudited Condensed Consolidated Financial Statements                          9 - 19


                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      June 30,          September 30,
                                                                        2002                 2001
                                                                    -----------         -------------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   374,730          $    52,161
  Restricted cash                                                            --              182,189
  Accounts receivable, net of allowance for doubtful
    accounts of $379,514 and $218,240, respectively                   1,785,798            1,226,586
  Prepaid expenses                                                      674,022              423,417
  Inventories, net of allowance for inventory obsolescence
    of $150,000 and $242,000, respectively                              363,647              538,087
   Other current assets                                                  43,059               59,450
                                                                    -----------          -----------
                  Total current assets                                3,241,256            2,481,890

PROPERTY AND EQUIPMENT, net                                           3,861,482            3,651,631
INTANGIBLE ASSETS, net                                                5,564,479            2,799,929
OTHER NON-CURRENT ASSETS                                                346,360              117,341
NET ASSETS OF DISCONTINUED OPERATIONS                                        --            3,808,442
                                                                    -----------          -----------

                  Total assets                                      $13,013,577          $12,859,233
                                                                    ===========          ===========



                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30              September 30,
                                                                          2002                    2001
                                                                      ------------           ------------
                                                                      (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $  2,467,325           $  1,676,483
  Deferred revenue                                                         116,941                232,045
  Current portion of obligations under capital leases                      347,418                 16,643
  Mortgage note payable                                                    816,500                850,923
  Notes payable                                                          2,023,804                325,000
                                                                      ------------           ------------
                  Total current liabilities                              5,771,988              3,101,094

CAPITAL LEASE OBLIGATIONS, net of current portion                          131,598                 27,928
CONVERTIBLE DEBENTURES                                                   1,438,301              2,343,402

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.0001 per share; authorized
    75,000,000 shares, 31,385,155 and 15,165,389 issued
    and outstanding                                                          3,139                  1,516
  Additional paid-in capital                                            54,226,168             47,108,622
  Accumulated deficit                                                  (48,557,617)           (39,723,329)
                                                                      ------------           ------------
                  Total stockholders' equity                             5,671,690              7,386,809
                                                                      ------------           ------------

                  Total liabilities and stockholders' equity          $ 13,013,577           $ 12,859,233
                                                                      ============           ============





 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Nine Months Ended                          Three Months Ended
                                                              June 30,                                    June 30,
                                                 ----------------------------------          ----------------------------------
                                                     2002                  2001                  2002                  2001
                                                 ------------          ------------          ------------          ------------
REVENUES:
Webcasting and related equipment sales           $  3,384,750          $  1,641,389          $  1,460,764          $    598,394
Network equipment sales and rentals                   808,231               986,230               299,969               350,899
Network usage                                       1,890,951             1,909,219               601,643               671,211
Travel production and distribution                    475,350               512,365               169,340               155,557
Other                                                  17,178               339,393                 7,949                66,204
                                                 ------------          ------------          ------------          ------------
             Total Revenue                          6,576,460             5,388,596             2,539,665             1,842,265

OPERATING EXPENSES:
  Webcasting and related equipment costs            1,156,074               675,214               506,775               139,293
  Network equipment sales and rentals                 406,151               633,719               152,781               233,445
  Network usage                                     1,110,315             1,072,061               320,638               357,281
  Travel production and distribution                   88,924               102,883                30,393                36,575
  Other costs                                             783                84,196                   783                18,883
  General and administrative:
    Compensation                                    3,773,792             3,661,304             1,301,860             1,119,211
    Professional fees                               1,065,709             1,357,151               329,575               394,437
    Other                                           1,163,432             1,453,661               454,359               464,628
  Sales and marketing                                 130,388               455,108                28,583               172,549
  Depreciation and amortization                     1,489,735               936,673               597,253               322,642
                                                 ------------          ------------          ------------          ------------
             Total operating costs                 10,385,303            10,431,970             3,723,000             3,258,944
                                                 ------------          ------------          ------------          ------------
Loss from operations                               (3,808,843)           (5,043,374)           (1,183,335)           (1,416,679)

OTHER INCOME (EXPENSE):
  Interest income                                       3,081                76,749                   388                 9,029
  Loss on debenture from GSI                       (3,573,103)                   --                    --                    --
  Interest expense                                   (810,075)             (772,561)             (401,248)             (299,586)
  Other income                                        117,628               512,691               111,200               269,223
                                                 ------------          ------------          ------------          ------------
             Total other expense, net              (4,262,469)             (183,121)             (289,660)              (21,334)
                                                 ------------          ------------          ------------          ------------
Net loss from continuing operations                (8,071,312)           (5,226,495)           (1,472,995)           (1,438,013)

DISCONTINUED OPERATIONS:
  Loss from golf, leisure and
    syndication group                                (588,760)           (1,726,778)                   --              (760,824)
  Loss from financial solutions group                (174,216)           (1,091,121)                   --              (156,261)
                                                 ------------          ------------          ------------          ------------
  Loss from discontinued operations                  (762,976)           (2,817,899)                   --              (917,085)
                                                 ------------          ------------          ------------          ------------
Net Loss                                         $ (8,834,288)         $ (8,044,394)         $ (1,472,995)         $ (2,355,098)
                                                 ============          ============          ============          ============


                                   (continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Continued, Unaudited)


                                                    Nine Months Ended                       Three Months Ended
                                                         June 30,                                 June 30,
                                            --------------------------------          --------------------------------
                                                2002                2001                  2002                2001
                                            -----------          -----------          -----------          -----------
Loss per share - basic and diluted:
  Continuing operations                     $      (.37)         $      (.50)         $      (.05)         $      (.12)
  Discontinued operations                   $      (.03)         $      (.28)         $        --          $      (.07)
                                            -----------          -----------          -----------          -----------
Net loss per share                          $      (.40)         $      (.78)         $      (.05)         $      (.19)
                                            ===========          ===========          ===========          ===========

Weighted average shares of
  common stock outstanding                   22,132,812           10,373,392           27,913,494           12,406,212
                                            ===========          ===========          ===========          ===========




 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                     June 30,
                                                                          ---------------------------------
                                                                              2002                 2001
                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                 $(8,834,288)          $(8,044,394)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                                           1,489,735               936,673
    Provision for (reduction in) allowance for doubtful accounts              161,274               (46,746)
    Reduction in allowance for inventory obsolescence                         (92,000)                   --
    Loss from discontinued operations                                         762,976             2,817,899
    Loss from write-off of GSI debenture                                    3,573,103                    --
    Interest expense on convertible debentures and other                      376,097               541,047
    Amortization of discount on notes payable                                  55,109                    --
    Redemption premium on convertible debentures                              176,850                    --
    Amortization of debt issue costs                                           69,406                48,261
    Amortization of deferred services and incentives                          593,222               874,400
    Changes in assets and liabilities:
      Increase in accounts receivable                                        (401,341)             (228,992)
      Decrease in prepaid expenses                                            162,915               148,586
      Decrease (increase) in other current assets                              16,391               (59,292)
      Decrease (increase) in inventories                                      266,440               (86,781)
      Decrease in accounts payable and accrued expenses                      (362,682)             (629,298)
      Decrease in deferred revenue                                           (180,326)             (277,006)
                                                                          -----------           -----------

Net cash used in operating activities                                      (2,167,119)           (4,005,643)
                                                                          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                     (113,277)             (393,092)
  Decrease in restricted cash                                                 182,189               135,554
  Acquisition of subsidiary MOD                                                90,271                    --
  Acquisition of subsidiary GSUS, net of cash                                      --                 7,632
  Decrease in other non-current assets                                         17,964               218,078
                                                                          -----------           -----------

Net cash provided by (used in) investing activities                           177,147               (31,828)
                                                                          -----------           -----------






                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Continued, Unaudited)


                                                                              Nine Months Ended
                                                                                   June 30,
                                                                      ---------------------------------
                                                                          2002                 2001
                                                                      -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note payable                                   $   (34,423)          $   (32,150)
  Payments on capital leases                                             (174,609)              (17,398)
  Proceeds from issuance of common stock                                1,008,200             2,300,491
  Proceeds from notes payable                                           3,000,000                    --
  Repayment of notes payable                                           (1,200,000)                   --
  Proceeds from issuance of preferred stock                               261,000                    --
  Proceeds from exercise of warrants and options                          325,010                10,091
  Proceeds from sale of convertible debentures                                 --             2,760,000
  Redemption of convertible debentures                                   (345,000)                   --
  Proceeds from sale of preferred stock of subsidiary                          --               905,430
                                                                      -----------           -----------

Net cash provided by financing activities                               2,840,178             5,926,464
                                                                      -----------           -----------

CASH USED IN DISCONTINUED OPERATIONS:
    Operating activities                                                 (527,637)           (4,710,400)
                                                                      -----------           -----------

NET CASH USED IN DISCONTINUED OPERATIONS                                 (527,637)           (4,710,400)
                                                                      -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      322,569            (2,821,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           52,161             3,457,784
                                                                      -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   374,730           $   636,377
                                                                      ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                          $   128,482           $   113,940
                                                                      ===========           ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Conversion of debentures                                          $   781,000           $   806,312
    Issuance of warrants and options for deferred services
      and incentives                                                      706,850             1,188,245
    Investment in OnStream Media by issuing common stock                  200,000                    --
    Issuance of common stock and warrants for interest and
      principal on note                                                   939,424                    --
    Issuance of common stock for content and other property               222,000               305,000
    Issuance of common stock for MOD acquisition                        2,138,260                    --
    Issuance of common stock for GSUS acquisition                              --             2,388,428
    Issuance of common stock for payment of accounts payable              537,408                16,500
    Forgiveness of intercompany debt                                      157,000                    --



The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


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

The Visual Data Webcasting Group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and information distribution (Internet, broadcast TV and radio) for any business entity. The Webcasting Group generates revenues through production, distribution and licensing fees.

Visual Data's Networking Solutions Group, which is comprised of our EDNET subsidiary, provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet Service Providers. The Networking Solutions Group also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications.

The Networking Solutions Group manages a global network of over 500 North American affiliates, and nearly 200 international associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. The Network Solutions Group generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees.

The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web ("COW"), which consists of a 2 minute narrated photo presentation of corporate properties. The Company warehouses all of its travel content on its own on-line travel portal - Travelago.com ("Travelago").

The Visual Data Travel Group generates revenues from production and distribution fees as well as bookings from Travelago. The Company owns or co-owns virtually all the content created, which provides content for syndication.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes and contingencies. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Earnings Per Share

For the periods ended June 30, 2002 and 2001, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 17,409,133 and 12,595,817 at June 30, 2002 and 2001, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


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

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment, and accordingly, no goodwill was amortized for the period ended June 30, 2002. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has adopted SFAS 142 effective October 1, 2001. The adoption of SFAS 142 required the Company to complete a review of its goodwill for impairment no later than June 30, 2002. The Company performed this review within the prescribed deadline. Based upon the analysis performed by the Company, management believes no impairment exists as of June 30, 2002, however, external evaluation may result in future impairment. For the nine and three months ended June 30, 2001, $55,640 and $18,445 of goodwill was amortized. The pro forma net loss for the nine and three months ended June 30, 2001 was $7,988,754 and $2,336,652.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


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

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2001 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of June 30, 2002 and the results of their operations and cash flows for the nine months and three months ended June 30, 2002 and 2001. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2002.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE 2: INVESTMENTS

The Company has equity investments in Curaspan, Inc. for approximately $108,000 and OnStream Media Corporation for approximately $200,000. These investments were accounted for under the cost method of accounting since we own a minority interest in each of these businesses. The carrying value of these investments is periodically evaluated by the Company to determine if any impairment has occurred. There may be an impairment as a result of these evaluations in the future.

NOTE 3: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

On December 4, 2001 we entered into a private debt financing transaction with a shareholder pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The loan bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 500,000 shares of common stock. In February 2002 we drew down on the line of credit and prepaid the interest on the line of credit with the issuance of 500,000 additional shares of common stock. In June 2002, we issued 55,000 shares of stock valued at $34,500 to the lender as a principal payment. The balance on the line of credit at June 30, 2002 is $1,965,500.

Beginning April 2002 we were required to make principal payments on the loan of $125,000 per month, until such time as we repaid $1 million of the loan, and thereafter our monthly payments shall be fixed at $100,000. At such time as we receive equity or strategic financing in excess of $1.5 million (other than certain excluded transactions), 30% of the net proceeds of such funds will be used by us to reduce the principal owed under the Secured Promissory Note. If we receive $5 million in an equity or strategic financing transaction (other than certain excluded transactions), then the entire remaining principal amount of the Secured Promissory Note is to be repaid by us.

We granted the lender a security interest in substantially all of our tangible and intangible assets, and issued him a warrant to purchase 1 million shares of our common stock at an exercise price of $1.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the Secured Promissory Note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights. The shares underlying the warrants have not been registered as of yet.

In conjunction with the transaction, all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each agreed to cancel 750,000 options held by them to purchase shares of our common stock.

On December 8, 2000 we sold an aggregate of $2,040,000 principal amount of 6% convertible debentures to Halifax Fund, LP and Palladin Opportunity Fund, LLC, two unaffiliated third parties. Halifax Fund, LP and Palladin Opportunity Fund, LLC are affiliates as a result of common control of the entities. Each of Halifax Fund, LP and Palladin Opportunity Fund, LLC purchased the convertible debentures in the ordinary course of business, and at the time of purchase neither Halifax Fund, LP or Palladin Opportunity Fund, LLC had any agreement or understanding, directly or indirectly, with any person to distribute either the convertible debentures or the shares of our common stock into which they are convertible.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE 3: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

For a period of five days beginning on May 24, 2001, we had the right to sell to the purchasers an additional $1,020,000 principal amount of convertible debentures, with a conversion price identical to those described above. On May 24, 2001, we exercised the put right for an additional $1,020,000 principal amount of 6% convertible debentures.

The convertible debentures mature on December 8, 2003 and are convertible, in whole or in part, at the option of the holders into shares of our common stock at a conversion price of $0.288 per share.

In January 2001, the debenture holders converted $800,000 principal amount of the debentures and $6,312 of accrued interest into an aggregate of 803,740 shares of our common stock based upon the then current conversion price of $1.003 per share. On October 5, 2001, the debenture holders exercised their warrants for an aggregate of 500,000 shares of our common stock. The exercise price of these warrants was adjusted from $4.00 per share to $.65 per share by us at the time of exercise. On December 11, 2001, the debenture holders converted $381,000 of principal and $23,048 of accrued interest into 701,472 shares of our common stock at a conversion price of $.576 per share pursuant to the terms of the debentures.

On March 11, 2002, we redeemed $300,000 of the outstanding principal of the convertible debentures at 115% of par (for a total of $345,000), and the debenture holders each converted $200,000 of the outstanding principal and $54,119 of accrued interest (on the conversion and redemption) into and aggregate of 885,226 shares of common stock at $.513 per share, in accordance with the conversion calculation from the 6% convertible debentures. We modified the terms of the 6% convertible debentures to redeem the remaining $1,179,000 of outstanding principal at 115% par value in six equal quarterly installments beginning on July 1, 2002. See Note 10, Subsequent Events.


We also granted the purchasers certain rights of first refusal as they relate to private equity or equity related transactions, and have agreed to certain other limitations regarding the issuance of securities at prices less than the conversion prices described above.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE 4: SEGMENT INFORMATION

The Company's operations are currently comprised of three operating groups; Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company's Pompano Beach facility, the San Francisco facility directed by EDNET and the New York facility directed by MOD.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the nine months ended June 30, 2002 and 2001, the Company provided webcasting services to a single customer, which represented 21% and 29% of total consolidated revenue, respectively. Revenue for such customer totaled approximately $1,364,000 and $1,543,000 for the nine months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002 and 2001, revenue were $538,000 and $565,000 from this single customer representing 21% and 31% of total revenue, respectively. Revenue of approximately $307,000 were also earned during the three months ended June 30, 2002 from another significant customer representing 12% of total revenue. The contract with either of these customers can be terminated upon a 30-day notification.

Detailed below are the results of operations by segment for the nine and three months ended June 30, 2002 and 2001.


                                                   Nine Months Ended June 30,              Three Months Ended June 30,
                                                 -------------------------------         -------------------------------
                                                     2002               2001                2002                2001
                                                 -----------         -----------         -----------         -----------
Revenue:
Webcasting Group                                 $ 3,384,750         $ 1,641,389         $ 1,460,764         $   598,394
Networking Solutions Group                         2,699,182           2,895,449             901,612           1,022,110
Travel Group                                         475,350             512,365             169,340             155,557
Other                                                 17,178             339,393               7,949              66,204
                                                 -----------         -----------         -----------         -----------
Total consolidated revenue                         6,576,460           5,388,596           2,539,665           1,842,265

Segment operating income (loss)
Webcasting Group                                     813,486             632,389             303,983             337,139
Networking Solutions Group                           (72,037)         (1,155,581)             65,632            (311,945)
Travel Group                                        (375,725)           (449,404)           (106,071)            (30,475)
Other                                                 16,395             112,248               7,166              44,437
                                                 -----------         -----------         -----------         -----------
Total operating income (loss)                        382,119            (860,348)            270,710              39,156

Depreciation and amortization                      1,489,735             936,673             597,253             322,642
Corporate and unallocated shared expenses          2,701,227           3,246,352             856,792           1,133,193
Other expense                                      4,262,469             183,122             289,660              21,334
                                                 -----------         -----------         -----------         -----------
Loss before discontinued operations               (8,071,312)         (5,226,495)         (1,472,995)         (1,438,013)
Loss from discontinued operations                   (762,976)         (2,817,899)                 --            (917,085)
                                                 -----------         -----------         -----------         -----------

Net loss                                         $(8,834,288)        $(8,044,394)        $(1,472,995)        $(2,355,098)
                                                 ===========         ===========         ===========         ===========

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE 4: SEGMENT INFORMATION (Continued)

                                              June 30,           September 30,
                                                2002                2001
                                            -----------          -------------
        Total assets:
        Webcasting Group                    $ 2,207,065          $ 1,808,110
        Networking Solutions Group            4,241,028            4,605,782
        Travel Group                            747,576              831,534
        Other                                 5,817,908            5,613,807
                                            -----------          -----------
        Total                               $13,013,577          $12,859,233
                                            ===========          ===========

NOTE 5: STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 10,000,000 Plan Options and 1,000,000 shares. At June 30, 2002 and 2001 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years. As of June 30, 2002, the Company has granted an aggregate of 159,224 shares of common stock to employees, directors and officers as compensation.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for the nine months ended June 30, 2002 is as follows:

                                                               Weighted Average
                                            Number of Shares    Exercise Price
                                            ----------------    --------------
        Balance, beginning of period           10,494,855           $3.57
        Expired                                (2,641,186)           7.00
        Exercised                                 (64,460)             --
        Granted                                 1,704,500             .99
                                              -----------           -----
        Balance, end of period                  9,493,709           $2.17
                                              ===========           =====
        Exercisable at end of period            5,704,942           $2.60
                                              ===========           =====

The Company has granted options to consultants that are outside of the Plan. For the nine months ended June 30, 2002, the Company granted 850,000 options to consultants at a weighted average fair value of $.10 per share (utilizing the Black-Scholes model) and an exercise price of $.735 per share. The term of these options are three years and the vesting periods are immediate. At June 30, 2002 the Company had 2,908,991 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has recognized approximately $532,000 and $127,000 in expense for consultant options during the nine and three months ended June 30, 2002, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE 5: STOCK OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES (Continued)

In addition to the 1,135,000 publicly traded warrants issued at the time of the Company's initial public offering, at March 31, 2002, there were vested warrants to purchase an aggregate of 3,871,433 shares of common stock outstanding, at exercise prices ranging from $.40 to $16.50 expiring from July 2002 to April 2007. During the three months ended June 30, 2002 the Company granted 600,000 warrants with a weighted fair value at the date of grant of $.17 per share (utilizing the Black-Scholes model) and an exercise price of $.70 per share.

NOTE 6: ACQUISITION OF MEDIA ON DEMAND.COM

On February 7, 2002, MediaOnDemand.com, Inc. ("MOD") was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation. VDAT controlled MOD as of January 1, 2002 and had made advances of $157,000 to MOD as of that date. The results of MOD are included in these financial statements as if the transaction had occurred on January 1, 2002. All outstanding shares of MOD capital stock and converted options have been converted into an aggregate of 3,400,000 shares of VDAT restricted common stock. The value of the common stock issued was approximately $2.1 million, based on a share value of $0.63 on February 7, 2002. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $.9 million. Therefore, as a result of the acquisition, approximately $3.0 million of the purchase price was allocated to customer lists. This intangible asset is being amortized over a five-year period. The following table sets forth the Unaudited pro-forma consolidated results of operations for the nine and three months ended June 30, 2002 and 2001 giving effect to the acquisition of MOD, as if the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):


                                          Nine Months Ended                 Three Months Ended
                                              June 30,                            June 30,
                                    ---------------------------           ---------------------------
                                      2002               2001               2002               2001
                                    --------           --------           --------           --------
        Revenues                    $  7,329           $  9,604           $  2,540           $  3,074
        Net loss                      (9,869)           (13,009)            (1,473)            (3,466)
        Net loss per share          $  (0.44)          $  (0.94)          $  (0.05)          $  (0.22)


NOTE 7: DISCONTINUED OPERATIONS

In February 2001, the Company completed the acquisition of SportsSoft Golf, Inc. The Company issued 1,686,445 shares of common stock in Visual Data Corporation in exchange for 100% of the common stock of SportsSoft Golf, Inc., which was merged into a wholly owned subsidiary of the Company, Golf Society of the U.S. The value of the common stock issued to shareholders of SportsSoft Golf, Inc. was approximately $2.3 million, based upon a share value of $1.375 on December 22, 2000. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $2.2 million. Therefore, as a result of the acquisition, the Company recorded approximately $5.0 million in intangible assets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE 7: DISCONTINUED OPERATIONS (Continued)

In December of 2001, management adopted a plan to sell the Company's Golf, Leisure and Syndication Group segment and cease operations of the Financial Solutions Group segment in order to focus on certain core businesses. Accordingly, the operating results of these segments have been segregated from continuing operations and reported as a separate line item on the statement of operations.

On January 10, 2002, the Company executed a Stock Purchase Agreement for the sale of the Golf Society of the U.S. for a $6.5 million 6% Convertible Debenture (the "Debenture"). The Debenture is convertible into common stock of Golf Society International, Inc., an unaffiliated third party. The Debenture is for five years and limits the beneficial ownership of the Company to 19.9%, with the exception of a simultaneous conversion and private or public sale of the investment. See Note 9 for a further discussion of this transaction.

A summary of the net assets of discontinued operations for the Company's Golf, Leisure and Syndication Group is as follows:
                                                   June 30,     September 30,
                                                     2002           2001
                                                   --------     -------------

        Current assets                              $   --       $1,914,118
        Non-current assets                              --        5,001,473
                                                    ------       ----------
             Total assets                               --        6,915,591
                                                    ------       ----------
        Current liabilities                             --        3,107,149
        Non-current liabilities                         --               --
                                                    ------       ----------
             Total liabilities                          --        3,107,149
                                                    ------       ----------
        Net assets of discontinued operations       $   --       $3,808,442
                                                    ======       ==========


The following table sets forth a summary of the results of operations of the Company's Financial Solutions Group ("TFN") and the Golf, Leisure and Syndication Group ("GSUS"):


                                        Nine Months Ended June 30,               Three Months Ended June 30,
                                    ---------------------------------           ----------------------------
                                        2002                 2001                2002              2001
                                    ------------          -----------           -------          -----------
        TFN:
            Revenue                 $        15           $     7,058           $    --          $       148
            Operating loss             (174,216)           (1,091,121)               --             (156,261)
            Net loss                   (174,216)           (1,091,121)               --             (156,261)

        GSUS:
            Revenue                 $   516,790           $ 1,025,720           $    --          $   542,876
            Operating loss             (588,760)           (1,726,778)               --             (760,824)
            Net loss                   (588,760)           (1,726,778)               --             (760,824)



                    VISUAL DATA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE 8: EQUITY

The Company sold shares of common stock under subscription agreements to institutional investors. In March 2002 the Company sold 1,030,400 shares of common stock for net proceeds of approximately $450,000. In April the Company sold an additional 200,000 shares as part of the same subscription agreements. These agreements had a one time reset provision whereby the Company would issue more shares of common stock to the investors if the stock was below $.50 per share on the day the registration statement went effective. On June 7, 2002, the Company issued an additional 818,266 shares to investors to effect for the one time reset resulting from the decline in the stock price.

In April 2002, the 300,000 shares of preferred stock were converted into 600,000 shares of common stock under the same terms as the March 2002 subscription agreements. On June 7, 2002, the Company issued an additional 400,000 shares of common stock to effect for the one time reset resulting from the decline in the stock price.

The Company sold shares of common stock under subscription agreements to institutional investors. In June 2002, the Company sold 1,778,089 shares of common stock for net proceeds of approximately $503,000. The Company issued 400,000 shares as a financing fee.

NOTE 9: LITIGATION

The Company has been notified about a certain action for $650,000 instituted by Winstar Holdings LLC ("Winstar") against the Company's wholly-owned subsidiary, MediaOnDemand. The Company believes that the action arises out of and relates to a services agreement between MediaOnDemand and Winstar. Although the Company has knowledge of such action, the Company has not been served with the complaint at the present time. As a result of the aforementioned, the Company has not had the opportunity to evaluate the action; however, if and when it is served, the Company plans to aggressively defend such complaint.

On April 30, 2002, an action was instituted by the Company in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, entitled VISUAL DATA CORPORATION v. GOLF SOCIETY INTERNATIONAL, INC. AND HOWARD STERN. The Complaint seeks damages in excess of $6.5 million for breach of contract, fraud in the inducement, negligent misrepresentation and fraudulent misrepresentation against Golf Society International, Inc. and Howard Stern. The Company intends to aggressively prosecute its claims against Golf Society International, Inc. and Howard Stern.

NOTE 10: SUBSEQUENT EVENTS

In July 2002, the Company extended the term of the warrants that were issued as part of its July 1997 initial public offering from July 30, 2002 until August 30, 2002. In addition, the Company adjusted the exercise price of the warrants from $6.00 per share to $.25 per share.

In August 2002 the debenture holders asserted a default in a modification agreement related to the debentures. We believe that if a default has occurred, the debenture holders only remedy is to convert the debentures into shares of our common stock as described in Note 3. The default notification also provided notice that the number of registrable securities (as defined in the registration rights agreement) exceeds 85% of the number of shares covered by the Company's existing registration statements, and the Company has 15 days to comply. The Company has filed a Form S-3 in an attempt to comply with this requirement.

In July 2002, one of the Company's significant webcasting customers transferred the operations of its audio only portion of its webcasting business to another third party. This significant customer continues to engage the Company for its video only portion of the webcasting business. The new third party who has assumed the audio portion of the webcasting business is also utilizing the Company's services.

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

OVERVIEW

We are a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised of three operating groups, including:

         o  Visual Data Webcasting Group

         o  Visual Data Networking Solutions Group

         o  Visual Data Travel Group

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

Nine months ended June 30, 2002 compared to nine months ended June 30, 2001:

REVENUE

We recognized revenue of approximately $6,576,000 from continuing operations for the period ended June 30, 2002, representing an increase of approximately $1,187,000 (22%) over revenues of approximately $5,389,000 for the same period last year. The increase in revenues is primarily the result of revenues generated from webcasting services as a result of the acquisition of MediaOnDemand during the period ended March 31, 2002. Revenues from the Webcasting Group accounted for approximately $3,385,000 for the period ended June 30, 2002 as compared to approximately $1,641,000 for the same period in 2001, which represents an increase of approximately $1,744,000 (106%). Included in revenue for the period ended June 30, 2002 is approximately $470,000 related to the construction of a studio for one of its customers. Revenues from the network equipment sales from the Networking Solutions Group accounted for approximately $808,000 for the period ended June 30, 2002 as compared to approximately $986,000 for the same period in 2001, which represents a decrease of approximately $178,000 (18%). The decrease is the result of fewer sales as a result of a reduction in sales personnel. The Company made a decision to improve overall net operating results by reducing costs. Revenues from network usage amounted to approximately $1,891,000 as compared to $1,909,000 representing a decrease of $18,000 (1%.) Revenues from the Travel Group accounted for approximately $475,000 for the period ended June 30, 2002 as compared to approximately $512,000 for the same period in 2001, which represents a decrease of approximately $37,000 (7%). The decrease is the result of lower production revenues as a result of fewer vignettes produced from the same period last year. The company also reduced sales personnel for the travel group, as it remains focused on improving net operating results. During the period ended June 30, 2001, the Company had approximately $339,000 in other revenue associated with product sales for CareView and MedicalView.

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $1,156,000 for the period ended June 30, 2002, as compared to approximately $675,000 for the same period last year, which represents an increase of approximately $481,000 due to additional expenses associated with MOD which is partially offset by greater efficiencies as a result of consolidating webcasting operations to the corporate office. Cost of revenue from the network equipment sales and rentals accounted for approximately $406,000 for the period ended June 30, 2002 as compared to approximately $634,000 for the same period in 2001, which represents a decrease of approximately $228,000 (36%) due to a decrease in sales and an increase in the margins on products sold. Cost of revenue from network usage accounted for approximately $1,110,000 for the period ended June 30, 2002 as compared to approximately $1,072,000 for the same period in 2001, which represents an increase of approximately $38,000 due to increased usage fees. Travel production and distribution cost of revenue for the period ended June 30, 2002 was approximately $89,000 representing a decrease of $14,000 (14%) from $103,000 for the same period last year. The decrease is the result of fewer production costs as a result of fewer vignettes produced. During the period ended June 30, 2001, the Company had approximately $84,000 in other costs associated with product sales for CareView and MedicalView.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Compensation expense for the period ended June 30, 2002 of approximately $3,774,000 increased approximately $113,000 or 3% from approximately $3,661,000 for the same period last year due to the acquisition of MOD offset by cost containment measures adopted during fiscal 2001. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $1,066,000 for the period ended June 30, 2002 decreased approximately $291,000 (21%) from approximately $1,357,000 for the same period last year due to reduced legal, accounting and public filing fees associated with the Company's EDNET subsidiary. This decrease was offset by additional fees paid to Nasdaq as a result of the company's transfer of the trading of our securities to the Nasdaq SmallCap market. During 2001, Ednet was required to file separate financial statements with the SEC. Upon the Company's purchase of the remaining 49% of EDNET, it was no longer a separate public entity. Other administrative expenses of approximately $1,163,000 decreased approximately $291,000 (20%) from approximately $1,454,000 during the same period last year due to cost containment measures offset by the acquisition of MOD. Sales and marketing decreased approximately $325,000 (71%) to approximately $130,000 for the period ended June 30, 2002 as compared to approximately $455,000 for the same period last year due to a reduction in advertising expenses as a part of the cost containment program. Depreciation and amortization of approximately $1,490,000 for the period ended June 30, 2002 increased approximately $553,000 (59%) from approximately $937,000 for the same period last year due to the depreciation of assets acquired with MOD and the amortization of customer lists resulting from the MOD acquisition, which is partially offset by the Company's adoption of SFAS No. 142. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment.

OTHER INCOME (EXPENSE)

Other expense was approximately $4,262,000 during the period ended June 30, 2002 compared to approximately $183,000 for the same period last year. A loss on investment of approximately $3,573,000 was recorded due to the company fully reserving against the debenture received as proceeds from the sale of its Golf Society of the U.S. subsidiary. Interest expense amounted to approximately $810,000 compared to approximately $773,000 representing an increase of $37,000 primarily due to interest expense recognized as a result of an early redemption premium charged in connection with the convertible debenture offset by a decrease due to interest, fees and amortization of debt issue costs associated with the 6% convertible debentures recognized last year. Interest expense also increased as a result of additional debt and capital leases acquired with MOD. This interest expense recognized last year was primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the warrants issued in connection with the debentures, both were non-cash expenses. In addition, interest income was approximately $3,000 during the period ended June 30, 2002, representing a decrease of approximately $74,000 from approximately $77,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the period ended June 30, 2002. Other income was approximately $118,000 for the period ended June 30, 2002 as compared to other income of $513,000 for the same period last year. Included in the results from last year is a recovery of a reserve for inventory for $200,000 as well as a payment on a note receivable from CuraSpan, Inc of $50,000 which had been fully reserved.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DISCONTINUED OPERATIONS

Losses from discontinued operations amounted to approximately $763,000 for the period ended June 30, 2002 as compared to losses of approximately $2,818,000 for the same period in 2001. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 and $1,727,000 of operating losses for the periods ending June 30, 2002 and 2001, respectively are classified as discontinued operations. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 and $1,091,000 as discontinued operations for the period ended June 30, 2002 and 2001, respectively.

Three months ended June 30, 2002 compared to three months ended June 30, 2001:

REVENUE

We recognized revenue of approximately $2,540,000 from continuing operations for the period ended June 30, 2002, representing an increase of approximately $698,000 (38%) over revenues of approximately $1,842,000 for the same period last year. The increase in revenues is primarily the result of revenues generated from webcasting associated with the acquisition of MOD. Revenues from the Webcasting Group accounted for approximately $1,461,000 for the period ended June 30, 2002 as compared to approximately $598,000 for the same period in 2001, which represents an increase of approximately $863,000 (144%), which is primarily the result of the MOD acquisition. Revenues from network equipment sales from the Networking Solutions Group accounted for approximately $300,000 for the period ended June 30, 2002 as compared to approximately $351,000 for the same period in 2001, which represents a decrease of approximately $51,000 (15%.) The decrease is the result of fewer sales as a result of a reduction in sales personnel. The Company made a decision to improve overall net operating results by reducing costs. Revenues from network usage amounted to approximately $602,000 as compared to $671,000 representing a decrease of $69,000 (10%). This decrease also is the result of a reduction in sales personnel as a result of management's focus on improving net operating results. Revenues from the Travel Group accounted for approximately $169,000 for the period ended June 30, 2002 as compared to approximately $156,000 for the same period in 2001, which represents an increase of approximately $13,000 (8%.) During the period ended June 30, 2001, the Company had approximately $66,000 in other revenue from product sales for CareView and MedicalView.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $507,000 for the period ended June 30, 2002, as compared to approximately $139,000 for the same period last year, which represents an increase of approximately $368,000 (265%) due to additional costs associated with the acquisition of MOD which is partially offset by greater efficiencies as a result of consolidating webcasting operations to the corporate office. Cost of revenue from the network equipment sales and rentals accounted for approximately $153,000 for the period ended June 30, 2002 as compared to approximately $233,000 for the same period in 2001, which represents a decrease of approximately $80,000 (34%) due to reduced sales. Cost of revenue from network usage accounted for approximately $321,000 for the period ended June 30, 2002 as compared to approximately $357,000 for the same period in 2001, which represents a decrease of approximately $36,000 as a result of less costs due to reduced revenues. Travel production and distribution cost of revenue for the period ended June 30, 2002 was approximately $30,000 representing a decrease of $7,000 (19%) from $37,000 for the same period last year as a result of increased distribution revenues that have higher margins. During the period ended June 30, 2001, the Company had approximately $19,000 in other costs associated with product sales for CareView and MedicalView.

Compensation expense for the period ended June 30, 2002 of approximately $1,302,000 increased approximately $183,000 or 16% from approximately $1,119,000 for the same period last year due to cost containment measures adopted during fiscal 2001 offset by additional costs related to the acquisition of MOD. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $329,000 for the period ended June 30, 2002 decreased approximately $65,000 (16%) from approximately $394,000 for the same period last year due to reduced legal, accounting and public filing fees associated with the company's EDNET subsidiary. During 2001, Ednet was required to file separate financial statements with the SEC. Upon the Company's purchase of the remaining 49% of EDNET, it was no longer a separate public entity. These reductions were offset by and additional fee paid to Nasdaq as a result of the company's transfer to the Nasdaq SmallCap market. Other administrative expenses of approximately $454,000 decreased approximately $11,000 (2%) from approximately $465,000 during the same period last year due to cost containment measures which were partially offset by the acquisition of MOD. Sales and marketing decreased approximately $144,000 to approximately $29,000 for the period ended June 30, 2002 as compared to approximately $173,000 for the same period last year due to a reduction in advertising expenses as a part of the cost containment program. Depreciation and amortization of approximately $597,000 for the period ended June 30, 2002 increased approximately $274,000 from approximately $323,000 for the same period last year due the depreciation of assets acquired from MOD and the amortization of customer lists partially offset by the Company's adoption of SFAS No. 142. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other expense was approximately $290,000 during the period ended June 30, 2002 compared to approximately $21,000 for the same period last year. Interest expense amounted to $401,000 compared to $300,000 representing an increase of approximately $101,000 primarily due to interest expense recognized as a result of an early redemption premium charged in connection with the convertible debenture offset by a decrease due to interest, fees and amortization of debt issue costs associated with the 6% convertible debentures recognized last year. This interest expense recognized last year was primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the warrants issued in connection with the debentures, both were non-cash expenses. Interest expense also increased as a result of additional interest expense associated with additional debt and capital leases acquired with MOD. Other income was approximately $111,000 for the period ended June 30, 2002 as compared to other income of $269,000 for the same period last year representing a decrease of $158,000. Included in the results for the period ended June 30, 2002 is a recovery of a reserve for inventory for approximately $65,000 as well as a settlements of obligations resulting in a write down of liabilities of approximately $50,000. Included in the results from last year is a recovery of a reserve for inventory for $200,000 as well as a payment on a note receivable from CuraSpan, Inc of $50,000 which was fully reserved.

DISCONTINUED OPERATIONS

Losses from discontinued operations amounted to approximately of $917,000 for the period ended June 30, 2001. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $761,000 of operating losses are classified as discontinued operations for the period ended June 30, 2001. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $156,000 as discontinued operations for the period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit at June 30, 2002 was approximately $2,531,000, an increase of approximately $1,912,000 from a deficit of approximately $619,000 at September 30, 2001. The deterioration in working capital was primarily attributable to cash used in operating activities of approximately $2,167,000 for the nine-month period ended June 30, 2002. In addition, our accounts payable and accrued expenses increased from approximately $1,676,000 at September 30, 2001 to approximately $2,467,000 at June 30, 2002, partially offset by an increase in accounts receivable from approximately $1,227,000 at September 30, 2001 to approximately $1,786,000 at June 30, 2002. The Company has been operating with a cash burn rate. In order to manage cash flows, the Company has issued common stock to satisfy obligations. For the nine months ended June 30, 2002, the Company has issued approximately 1,354,000 shares of common stock to satisfy approximately $537,000 of obligations of which approximately $46,000 was prepaid.

Net cash provided by investing activities was approximately $177,000 for the nine-month period ended June 30, 2002, primarily due to the acquisition of MOD and decrease in restricted cash which is partially offset by reduced capital expenditures for property and equipment. Net cash provided by financing activities for the nine-month period ended June 30, 2002 was approximately $2,840,000. Principal sources of cash were proceeds from the issuance of common and preferred stock of approximately $1,269,000 and the issuance of short-term debt securities of $2,000,000 net, partially offset by approximately $754,000 of debt repayments. In addition to the operating burn rate, the Company has a debt service from one of its loans. The Company is not current with these payments. The Company has received a waiver for non-payment on this loan and is negotiating a revised payment plan with the lender.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations and the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

As of June 30, 2002, we have approximately $375,000 of cash. We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of our cash needs, we are seeking to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

99(a) - Certification of Chief Financial Officer

99(b) - Certification of Chief Executive Officer

Reports on Form 8-K

On July 2, 2002 we filed a report on form 8K with the Securities and Exchange Commission disclosing under Item 4., the Appointment of Goldstein Lewin & Co.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Visual Data Corporation,
                                       A Florida corporation
Date:  August 14, 2002

                                       /s/ Randy S. Selman
                                       -----------------------------------------
                                       Randy S. Selman,
                                       President and Chief Executive Officer



                                       /s/ Gail L. Babitt
                                       -----------------------------------------
                                       Chief Financial Officer
                                       And Principal Accounting Officer