Form 10KSB
period 2002-09-30
VISUAL DATA CORP
filed 2003-01-13
CIK 919130

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    ---------------


Commission file number  000-22849

                             Visual Data Corporation
                   -----------------------------------
                 (Name of small business issuer in its charter)


                Florida                                   65-0420146
      ------------------------------           ---------------------------------
        (State or other jurisdiction           (IRS Employer Identification No.)
      of incorporation or organization)


           1291 SW 29 Avenue
         Pompano Beach, Florida                             33069
       --------------------------                -------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number   954-917-6655
                          ---------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered


              None                               not applicable
--------------------------------       ----------------------------------
      (Title of each class)


Securities registered under Section 12(g) of the Exchange Act:

          common stock
---------------------------------
        (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $8,213,661 for the 12 months ended September 30, 2002.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on December 31, 2002 is approximately $4,987,912.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 31, 2002, 31,355,914 shares of common stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes      No   X
             ----    -----

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2002. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this Annual Report, the terms "the Company", " we," "our," "us," "VDAT" and "Visual Data" refers to Visual Data Corporation, a Florida corporation, and its subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR BUSINESS, PRODUCTS AND SERVICES

         VDAT, organized in 1993, is a full service broadband media company that specializes in webcasting, networking solutions for the entertainment and advertising industries, and marketing solutions for the travel industry. Our operations are comprised in three operating groups, including:

         *        Visual Data Webcasting Group

         *        Visual Data Networking Solutions Group (EDNET)

         * Visual Data Travel Group (includes HotelView, ResortView, etc.)

         Products and services provided by each of the groups are:

Visual Data Webcasting Group

         The Visual Data Webcasting Group provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and information distribution for any business, government or educational entity.

         Our Webcasting Group was created to provide online webcasting services, a cost effective means for corporations to broadcast analyst conference calls live, making them available to the investing public, the media and to anyone worldwide with Internet access. We market the webcasting products through a direct sales force and through channel partners. Each webcast can be heard and/or viewed live, and then archived for replay for an additional fee with an option for accessing the archived material through a company's own web site. Major corporations and small businesses are hiring us to produce live webcasts and custom videos for the web to communicate corporate earnings announcements, conference calls on the web, on-demand audio and video media, product launches, internal training, corporate video news and profiles, crisis communications, and basic online multimedia fulfillment.

         Our Webcasting Group, which represented approximately 50% and 30% of our revenues from continuing operations for the years ended September 30, 2002 and 2001, respectively, generates revenues through production and distribution fees.

Visual Data Networking Solutions Group

         Our Networking Solutions Group, which is comprised of our Entertainment Digital Network, Inc. ("EDNET") subsidiary, provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet service providers. The Networking Solutions Group also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, video compression and transport equipment, teleconferencing equipment, and other innovative products to facilitate our broadcast and production applications.

         Based in San Francisco, EDNET develops and markets integrated systems for the delivery, storage and management of professional quality digital communications for media-based applications, including audio and video production for the North American advertising and entertainment industries. EDNET has established a private wide-area network (WAN) through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunication providers, which enables the collaborative exchange of high quality audio, or for compressed video and multimedia data communications. EDNET also provides engineering services, application-specific technical advice, and audio, video and networking hardware and software as part of its business.

         Our Networking Solutions Group manages an expanding global network of over 500 North American affiliates, and nearly 200 international associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. Our Networking Solutions Group, which represented approximately 43% and 56% of our revenues from continuing operations for the years ended September 30, 2002 and 2001, respectively, generates revenues from the sale of equipment, installation of equipment, performance or bridging services and usage of bandwidth.

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

         The Visual Data Travel Group, which represented approximately 7% and 9% of our revenues from continuing operations for the years ended September 30, 2002 and 2001, respectively, generates revenues from production and distribution fees. We own or co-own virtually all the content we create, which we believe provides us with desirable content for syndication.

DISCONTINUED OPERATIONS

         During the fiscal year ended September 30, 2001 we had two additional operating groups, the Visual Data Financial Solutions Group and the Visual Data Golf, Leisure and Syndication Group. The Financial Solutions Group was established in November 1999 to address the information needs of the financial sector. For the fiscal year ended September 30, 2001 it represented less than 1% of our revenues. The Golf, Leisure and Syndication Group was formed in December 2000 with the acquisition of the Golf Society of the U.S., which is a membership business that markets to the golfing community. Its members are provided with the opportunity to acquire equipment, greens fees, trips and various other benefits at a discounted price. The Golf, Leisure and Syndication Group represented approximately 19% of our total revenues for the fiscal year ended September 30, 2001 and its operations represented approximately 23% of our net loss for fiscal 2001. In December 2001 we determined to discontinue the operations of the Financial Solutions Group and the Golf, Leisure and Syndication Group as a result of their adverse impact on our financial condition and in keeping with our overall strategic plan.

         On January 10, 2002, we executed a Stock Purchase Agreement for the sale of the Golf Society of the U.S., the consideration for which was the issuance to us of a $6.5 million 6% Convertible debenture. The debenture, which has a five-year term, is convertible into common stock of Golf Society International, Inc., an unaffiliated third party. The terms of the debenture limit our ownership in Golf Society International, Inc. to 19.9%, with the exception of a simultaneous conversion and private or public sale of the investment. During fiscal 2002, we fully reserved the amount of the debenture as Golf Society International, Inc. has ceased operations. In April 2002, we instituted legal proceedings against that company and subsequently obtained a default judgment in the amount of $7,457,250. See Item 3. Legal Proceedings later in this Annual Report, as well as Item 6. Management's Discussion and Analysis or Plan of Operation for a discussion of the impacts of these discontinued operations on our financial statements.

SALES AND MARKETING

         We use a variety of marketing methods, including our internal sales force and channel partners, to market our products and services. One key element of our marketing strategy has been to enter into distribution agreements with recognized leaders in each of the markets for our products and services. By offering our products and services in conjunction with the distributors products, we believe these distribution agreements enable us to take advantage of the particular distributors' existing marketing programs, sales forces and business relationships. Contracts with these distributors generally range from one to two years. For the fiscal years ended September 30, 2002 and 2001, respectively, revenues from our agreements with PR Newswire have represented approximately 19% and 26% of our revenues. Our agreement with PR Newswire may be terminated on short notice. See Risk Factors below. Other than this agreement, no other agreement with a distributor has represented more than 10% of our revenues during these periods.

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

         Our webcasting products and services fall into two competitive areas: live or archived financial and fair-disclosure related conferences, and all other live or archived webcast productions for the corporate, financial, educational and government segments. In the conferences area, we compete with Loudeye/Activate, Yahoo!, Akamai's Conference 5.0 platform, FDFN and others that offer live webcasts of quarterly earnings conference calls. For other webcast production, we compete with Activate, Yahoo! and other smaller geographically local entities. Our production services, however, have been in demand by some of our competitors, and from time to time we have provided services to these companies. The nature of the streaming media sector of the Internet market is highly interdependent while being competitive

         Our Networking Solutions Group's competition in audio and video networking services is based upon the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of audio networking competitors are, and will remain small. Our primary video networking competitors are video appliance dealers that source video transport hardware. This group's advantage is one that provides a total solution including system design, broadband sourcing, and custom software connectivity applications that include a comprehensive digital path for television commercial transport.



GOVERNMENT REGULATION

         Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to us in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any such export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure, which could have a material adverse effect on our business, financial condition and results of operations.

         By distributing content over the Internet, we face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. To protect our company from such claims, we maintain general liability insurance in the amount of $2 million. The general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify us for any liability to which we may be exposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

EMPLOYEES

         At December 31, 2002 we had 49 full time employees, of whom 24 were design, production and technical personnel, 12 were sales and marketing personnel and 13 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our personnel to be good.

RISK FACTORS

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         We have incurred operating losses since our inception and we have an accumulated deficit of $51,155,502 at September 30, 2002. For the years ended September 30, 2002 and 2001, we incurred net losses of $11,432,173 and $11,552,745, respectively. Although our operating expenses have decreased we continue to incur significant operating losses. Our liquidity has substantially diminished because of these continuing operating losses. Our future profitability will depend on increases in revenues from operations. There can be no assurance that future revenues will grow sufficiently to generate a positive cash flow or otherwise enable us to be profitable. No assurances can be given that the Company will achieve its cash flow goals for the next year, or that it will achieve any cost savings projected. We will experience significant liquidity and cash flow problems that will require us to raise additional capital to continue operations if we are not able to substantially increase our revenues. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. As set forth below, we cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund our ongoing losses, the viability of our future operations may be in question.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, OUR CURRENT LEVEL OF OPERATIONS AS WELL AS THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

         Historically, our operations have been financed primarily through the issuance of debt and equity. Our acquisition and internal growth strategy requires substantial capital investment. Capital is typically needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary to fund our ongoing operations. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues and manage our business. As described above, unless we significantly increase our revenues, we will need to raise additional capital to fund our ongoing operations. In addition, our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions.

         If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Visual Data held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future.


WE CANNOT PREDICT OUR FUTURE REVENUES OR WHETHER OUR PRODUCTS WILL BE ACCEPTED. IF THE MARKETS FOR OUR PRODUCTS AND SERVICES DO NOT DEVELOP, OUR FUTURE RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Revenues from our products and services have been limited. We reported revenues from continuing operations of $8,213,661 and $6,908,043 for the years ended September 30, 2002 and 2001, respectively. In addition, the markets for our products and services are rapidly evolving and are increasingly competitive. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult to predict whether, or how fast, these markets will grow. We cannot guarantee either that the demand for our products and services will continue to develop or that such demand will be sustainable. If the market develops more slowly than expected or becomes saturated with our competitors' products and services, or if we do not sustain market acceptance, our business, operating results, and financial condition will be materially and adversely affected.


OUR PRIMARY ASSETS SERVE AS COLLATERAL UNDER AN OUTSTANDING LOAN AGREEMENT. IF WE SHOULD DEFAULT ON THE REPAYMENT OF THIS LOAN, THE LENDER COULD FORECLOSE ON OUR ASSETS.

         On December 4, 2001 we entered into a private debt financing transaction under which the lender agreed to lend us up to $3 million. We have an outstanding balance of approximately $1.1 million from this lender at September 30, 2002. We granted the lender a security interest in substantially all of our tangible and intangible assets. If we should default under the repayment provisions of the secured promissory note, the lender could seek to foreclose on our primary assets in an effort to seek repayment under the note. If our lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

WE EXPECT TO CONTINUE TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE.

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

         We are dependent upon contracts and distribution agreements with our strategic partners and clients including PR Newswire Corporation. Revenue from PR Newswire represented approximately 19% and 26% of our consolidated revenue for the years ended September 30, 2002 and 2001, respectively. These contracts are generally for terms ranging from one to two years, however, many of them permit our clients and partners to terminate their agreements with us on short-term notice. Because of the significant nature of the revenues from these contracts to our consolidated results of operations, the termination of any of these contracts could have a material adverse effect on our business operations and prospects.

THE EXERCISE OF OPTIONS AND WARRANTS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         As of September 30, 2002 we had outstanding options and warrants to purchase a total of 15,774,482 shares of our common stock at prices ranging between $0.23 and $17.188 per share. In addition, the Company has 11,832 shares of Class A-7 Convertible Preferred Stock and approximately $1,462,000 in convertible debentures, which can potentially convert into 473,280 and 5,164,618 shares of our common stock, respectively. The exercise of these warrants and options and conversion of the preferred stock or debenture may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

THE VARIABLE CONVERSION PRICE FORMULA FOR THE DEBENTURES COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         At September 30, 2002 we have an aggregate of $1,179,000 principal amount of 6% convertible debentures outstanding. In addition, at September 30, 2002 we have approximately $177,000 for the redemption premium plus approximately $106,000 of accrued interest. These debentures are convertible into shares of our common stock. The following are special risks, which result from the variable conversion price formula of the debentures:

         * REDUCTION IN STOCK PRICE. The conversion price of the debentures is variable based on the future trading prices of our common stock, with a floor conversion price of $.283 per share. As a result of the market-related conversion price, the number of shares of common stock issuable upon conversion of the debentures will be inversely proportionate to the market price of the common stock at the dates upon which the conversion price may be determined.

         * EFFECT OF SHORT SALES BY THIRD PARTIES. As a result of the market-related conversion price of the debentures, third parties may take significant short positions in our common stock. If this occurs, these short positions may have the effect of depressing the trading price of our common stock, which would result in additional dilutive issuance of stock upon the conversion of the debentures.

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

THE DEBENTURE HOLDERS HAVE ASSERTED A DEFAULT UNDER THE MODIFICATION AGREEMENT RELATED TO THE DEBENTURES. IF THE DEBENTURE HOLDERS CONVERT THE DEBENTURES, THE ISSUANCE OF SHARES OF OUR COMMON STOCK WILL BE DILUTIVE AND COULD NEGATIVELY EFFECT THE MARKET PRICE OF OUR STOCK.

         We have 6% convertible debentures in the principal amount of $1,179,000 outstanding as of the date of this Form 10-KSB. Those debentures are convertible into shares of our common stock at a conversion price of $0.283 per share. In August 2002 the debenture holders asserted a default in a modification agreement related to the debentures. We believe that if a default has occurred, the debenture holders only remedy is to convert the debentures into shares of our common stock. If the debenture holders convert the entire principal amount of outstanding debentures, together with the accrued but unpaid interest, we will issue an aggregate of 5,164,618 shares of our common stock upon this conversion. The issuance of those shares will be dilutive to our shareholders and may have a depressive effect on the market price of our common stock.

YOU MAY BE UNABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP.

         Arthur Andersen LLP was previously our independent accountant. Because Arthur Andersen LLP has not consented to the inclusion of their report with respect to our audited financial statements for the fiscal year ended September 30, 2001 included in this Form 10-KSB, you will be unable to recover against Arthur Andersen LLP under the Securities Act of 1934 for any untrue statements of a material fact contained in our financial statements or any omission to state a material fact required to be stated therein.

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

         In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 51,832 shares of Class A-7 Convertible Preferred Stock were issued and outstanding at December 31, 2002. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         In September 1997, we purchased from an unaffiliated third party a 25,000 square foot facility in Pompano Beach, Florida which now serves as our corporate headquarters and houses all of our production, marketing and distribution activities, exclusive of our EDNET subsidiary. The aggregate purchase price paid for the facility was $1,475,000, comprised of $475,000 in cash and an 18-month first mortgage in the principal amount of $1,000,000, bearing interest at the rate of 8.75% per annum, with 15-year amortization. In March 1999 we refinanced this mortgage. In September 2002, we completed the sale and lease back of our principal executive offices to an unaffiliated third party. The sale price was $1,700,000 and we received net proceeds of approximately $721,000 after payment of current obligations due from the mortgage. In connection with the agreement we entered into a five-year lease ending in September 2007. The lease provides for one five-year renewal option. The monthly base rental is approximately $11,000 plus our share of operating expenses with annual 3% increases.

         EDNET'S principal business offices are located at One Union Street, in San Francisco, California. This office is a 5,000 square foot facility that operates as administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. In addition, the EDNET facility operates as a backup to Florida for webcasting operations. EDNET leases this facility pursuant to a Sublease dated November 1, 1993 with Varitel Video, Inc. ("Varitel"), an unaffiliated entity. The term of the sublease was for five years, commencing November 15, 1993. At November 14, 1998, the lease was renewed for an additional term ending August 31, 2003. Under the renewed sublease, the monthly lease payment is approximately $13,000 per month. In lieu of a security deposit, EDNET granted Varitel a security interest in certain of EDNET'S equipment with an aggregate purchase price of approximately $75,000. Varitel may terminate this sublease upon 90 days prior written notice, upon a change in the principal ownership of EDNET or in the event that EDNET engages in a "competing type of film or video service business like or similar to Varitel". This excludes any "networking service application" which we offer in connection with audio, video and other multimedia networking services.

ITEM 3.  LEGAL PROCEEDINGS

         On April 30, 2002, we instituted an action in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, entitled Visual Data Corporation v. Golf Society International, Inc. ("GSI") and Howard Stern, in which we are seeking damages in excess of $6.5 million for breach of contract, fraud in the inducement, negligent misrepresentation and fraudulent misrepresentation against the plaintiffs. In October 2002 we were awarded a default judgment against the plaintiffs in the amount of $7,457,250. We presently intend to pursue collection of this amount, although, we have fully reserved the amount as a result of the financial condition of GSI and our belief that collection of this default will be unlikely. During fiscal year 2002, we fully reserved the amount of the debenture received from GSI as GSI has ceased operations. The debenture was received pursuant to a January 10, 2002 Stock Purchase Agreement from our sale of the Golf Society of the U.S. to GSI. Except as set forth above, we are not engaged in any litigation that is material to our operations or outside of the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "VDAT." The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq Stock Market and for the period from October 1, 2000 through September 30, 2002. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

         COMMON STOCK                          High              Low
         ------------                         ------           ------
         FISCAL YEAR 2001:

         First Quarter                        $4.250           $1.000
         Second Quarter                       $2.750           $1.000
         Third Quarter                        $3.790           $1.250
         Fourth Quarter                       $1.760           $0.520

         FISCAL YEAR 2002:

         First Quarter                        $1.020           $0.640
         Second Quarter                       $0.870           $0.570
         Third Quarter                        $0.800           $0.240
         Fourth Quarter                       $0.270           $0.160


         On December 31, 2002, the last reported sale prices of the common stock on the Nasdaq SmallCap Market was $.17. As of December 31, 2002, there were approximately 437 shareholders of record of the common stock.

         DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

         RECENT SALES OF UNREGISTERED SECURITIES

         In June 2002 we issued 25,000 and 55,000 shares of our common stock, valued at $7,000 and $34,500, as compensation under a consulting agreement and interest under an outstanding loan payable, respectively. In June 2002 we also issued 50,000 shares of our common stock, valued at $12,450, as compensation under a consulting agreement with a former employee.

         In August 2002 we issued an aggregate of 306,250 shares of our common stock to three unrelated individuals as compensation for consulting services. These shares were valued at $62,938.

         In September 2002 we issued 25,000 shares of our common stock to an entity as compensation for consulting services. These shares were valued at $5,500. In September 2002 we issued 20,759 shares of our common stock resulting from the exercise of our public warrants resulting in proceeds of $5,190.

         In each of the foregoing transactions, the recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with these transactions, the participants had access to business and financial information concerning our company, and the certificates that were issued representing these shares bore the appropriate legend restricting their transfer absent registration of such shares under the Securities Act of 1933.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1996 Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2002.


                                                             Weighted
                                  Number of                  average        Number of
                                  securities to be           exercise       securities remaining
                                  issued upon                price of       available for future
                                  exercise of                outstanding    issuance under equity
                                  of outstanding             options,       compensation plans
                                  options, warrants          warrants       (excluding securities
                                  and rights                 and rights     reflected in column (a))
                                  -----------------          -----------    ------------------------
Plan category                           (a)                     (b)                  (c)

1996 Stock Option Plan (1)            4,625,250                $2.20              6,374,750

Equity compensation plans
not approved by stockholders         10,045,007                $1.85                none

---------------
(1) Our 1996 Stock Option Plan has previously been approved by our stockholders, and reflects the only such equity compensation plan for which we have sought stockholder approval.


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

OVERVIEW

         We are a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised in three operating groups, including:

         *    Visual Data Webcasting Group

         *    Visual Data Networking Solutions Group (EDNET)

         *    Visual Data Travel Group (includes HotelView, ResortView, etc.)

REVENUE RECOGNITION

         Our Webcasting group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Revenue is recognized from the sale of equipment when the equipment is shipped. For customer service projects, revenue is recognized when service is performed. A significant component of our Network Solutions Group's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Network Solutions Group recognizes revenues from equipment installation and bridging when service is performed. Network usage revenue is recognized based on customers' monthly usage. Our Network Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. Our Travel Group libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on bookings are recognized when the stays are completed.


RESULTS OF OPERATIONS

         The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

                                                             PERCENTAGE OF REVENUE
                                                            Year Ended September 30,
                                                            ------------------------
                                                              2002            2001
                                                            --------        --------
Revenue:
    Webcasting and related equipment sales                    49.7%           29.8%
    Network equipment sales and rentals                       12.7            18.5
    Network usage                                             30.0            37.4
    Travel production and distribution                         7.4             9.4
    Other                                                      0.2             4.9
                                                             -----           -----
           Total revenue                                     100.0           100.0

Operating expenses:
    Webcasting and related equipment costs                    17.8            11.8
    Network equipment sales and rentals                        6.9            11.9
    Network usage                                             17.4            20.5
    Travel production and distribution                         1.2             1.7
    Other costs                                               --               1.2
General administrative:
    Compensation                                              60.7            70.5
    Professional fees                                         16.6            29.8
    Other                                                     18.9            29.5
Sales and marketing                                            2.3             7.9
Depreciation and amortization                                 26.0            21.3
                                                             -----           -----
           Total operating expenses                          167.8           206.1


Loss from operations                                         (67.8)         (106.1)

Other income (expense):
   Interest income                                            --               1.2
   Interest expense                                          (12.5)          (13.4)
   Reserve for intangible impairment                          (8.9)           --

                                                             PERCENTAGE OF REVENUE
                                                            Year Ended September 30,
                                                            ------------------------
                                                              2002            2001
                                                            --------        --------
   Loss on debentures                                        (43.5)           --
   Other income (expense)                                      2.9             6.7
                                                             -----           -----
           Total other income (expense)                      (62.0)           (5.5)

Loss from continuing operations                             (129.8)         (111.6)
Loss from discontinued operations                             (9.3)          (55.6)
                                                             -----           -----
Net loss                                                    (139.1)%        (167.2)%
                                                             =====           =====

REVENUE

         We recognized revenue of approximately $8,214,000 from continuing operations for the year ended September 30, 2002, representing an increase of approximately $1,306,000 (19%) over revenues of approximately $6,908,000 for the same period last year.

         Revenues from webcasting accounted for approximately $4,084,000 for the year ended September 30, 2002 as compared to approximately $2,057,000 for the same period in fiscal 2001, which represents an increase of approximately $2,027,000 (99%). This increase is primarily the result of the company's acquisition of MediaonDemand.com ("MOD"), which took place in February 2002. The results for MediaonDemand.com are included from January 1, 2002, the effective date of the transaction. Included in revenue for the year ended September 30, 2002 is approximately $470,000 from revenues related to the construction of a studio for one of its customers.

         Revenues from the network equipment sales and rentals accounted for approximately $1,040,000 for the year ended September 30, 2002 as compared to approximately $1,281,000 for the same period in fiscal 2001, which represents a decrease of approximately $241,000 (19%). This decrease is the result of fewer sales as a result of a reduction in sales personnel from 5 full times sales representatives to 1. The company decided to improve overall operating results by reducing costs associated with the number of personnel.

         Revenues from network usage amounted to approximately $2,468,000 for the year ended September 30, 2002 as compared to approximately $2,584,000 for the same period in 2001, representing a decrease of approximately $116,000 (4%). The decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. The decision was based upon the usage incurred by these customers, the customer's payment history as well as the margin achieved from these circuits. In addition, we experienced some churn of existing customers who had decided to manage their own network.

         Revenues from the travel production and distribution accounted for approximately $604,000 for the year ended September 30, 2002 as compared to approximately $646,000 for the same period in fiscal 2001, which represents a decrease of approximately $42,000 (7%). The decrease is the result of fewer new customer vignettes produced as a result of a reduction in sales personnel. The company, in accordance with the overall plan to improve net operating results, also reduced costs associated with the travel group.

         The balance of our revenue for the year ended September 30, 2002, approximately $18,000, was derived from CareView. We sold CareView assets to CuraSpan, Inc. ("CuraSpan") in December 2000, and CuraSpan entered into a services agreement with CareView to provide the production and distribution of videos. As of September 30, 2002, the Company has an investment in CuraSpan of approximately $108,000, which has been accounted for under the cost method. The investment was fully reserved at September 30, 2002, as a result of their losses from operations during the last two fiscal years in addition to an existing burn rate, which results in a need for additional capital to sustain operations.

OPERATING EXPENSES

         Webcasting and related equipment costs amounted to approximately $1,461,000 for the year ended September 30, 2002 as compared to approximately $815,000 for the same period last year representing an increase of approximately $646,000 (79%). This increase was primarily the result of increased revenues as a result of the acquisition of MOD.

         Network equipment sales and rental costs decreased approximately $255,000 (31%) from approximately $825,000 for the year ended September 30, 2001 to approximately $570,000 for the year ended September 30, 2002. This decrease was the result of fewer sales but was offset by improved margins.

         Network usage costs accounted for approximately $1,426,000 for the year ended September 30, 2002 as compared to approximately $1,417,000 for the year ended September 30, 2001, an increase of approximately $9,000 (1%).

         Travel production and distribution costs amounted to approximately $103,000 for the year ended September 30, 2002 as compared to approximately $118,000 for the year ended September 30, 2001. The decrease of approximately $15,000 (13%) is the result of a decrease in revenues as a result of fewer vignettes produced.

         Other costs for the year ended September 30, 2002, of approximately $1,000, was derived from production and distribution of video content libraries for CuraSpan, Inc.

General and Administrative Expenses

         Compensation expense amounted to approximately $4,983,000 for the year ended September 30, 2002 as compared to approximately $4,873,000 for the same period last year representing an increase of approximately $110,000 (2%). This increase was the result of additional personnel as a result of the merger with MOD. The increase was offset by a reduction in personnel as the integration was completed throughout 2002.

         Professional fees decreased approximately $694,000 (34%) from approximately $2,061,000 for the year ended September 30, 2001 to approximately $1,367,000 for the year ended September 30, 2002. This reduction is the result of lower consulting fees as well as lower legal, accounting and audit fees. During fiscal 2002 the Company paid the majority of its consulting fees with stock, options or warrants. As a result of the decrease in the value of our stock, the consulting fees were reduced. During fiscal 2001, the Company's EDNET subsidiary was required to file separate financial statements with the SEC. When the Company acquired the remaining 49% of EDNET, it was no longer required to file separate financials with the SEC. In addition, the change in auditors during fiscal 2002 resulted in lower accounting fees.

         Other general and administrative expenses of approximately $1,551,000 for the year ended September 30, 2002 decreased approximately $484,000 (24%) from approximately $2,035,000 for the same year in 2001 due to reduced costs incurred as the result of cost containment measures adopted offset by additional costs from MOD.

Sales and Marketing Expenses

         Sales and marketing expenses were $189,000 during the year ended September 30, 2002, representing a decrease of approximately $358,000 (65%) from approximately $547,000 for the same period last year. The decrease was the result of reduced marketing costs as a result of cost containment measures adopted and implemented in fiscal 2002.

Depreciation and Amortization

Depreciation and amortization of approximately $2,133,000 for the year ended September 30, 2002 increased approximately $671,000 (46%) from approximately $1,462,000 for the same period last year due to the depreciation of assets acquired with MOD and the amortization of customer lists resulting from the MOD acquisition, which is partially offset by the Company's adoption of SFAS No.
142. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. The Company adopted Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets, effective July 1, 2001, and discontinued amortization of goodwill in fiscal 2002. For fiscal 2002, the dollar decrease in goodwill amortization expense compared with fiscal 2001 was attributable to approximately $74,000 of amortization expense, resulting from the acquisition of Ednet, recorded in fiscal 2001 compared to none in fiscal 2002.

OTHER INCOME (EXPENSE)

         Other expense was approximately $5,099,000 during the year ended September 30, 2002 compared to approximately $381,000 for the same period last year. A loss on investment of approximately $3,573,000, net was recorded during the fiscal year ended September 30, 2002 due to the company fully reserving against the debenture received as proceeds from the sale of its Golf Society of the U.S. subsidiary. Interest expense amounted to approximately $1,028,000 compared to approximately $928,000 for the same period last year representing an increase of $100,000 primarily due to interest expense recognized as a result of an early redemption premium charged in connection with the convertible debenture offset by a decrease due to interest, fees and amortization of debt issue costs associated with the 6% convertible debentures recognized last year. Interest expense also increased as a result of additional debt and capital leases acquired with MOD. The interest expense recognized last year was primarily the result of the debt discount relating to the conversion feature being expensed immediately due to the right of conversion plus the expensing of the fair value of the warrants issued in connection with the debentures, both were non-cash expenses. Interest income was approximately $3,000 during the year ended September 30, 2002, representing a decrease of approximately $77,000 (96%) from approximately $80,000 for the same period last year. The decrease in interest income earned is the result of lower cash and cash equivalent balances during the year ended September 30, 2002. Other income was approximately $226,000 for the fiscal year ended September 30, 2002 primarily the result of the recovery of prior year inventory obsolescence reserves of $242,000 as well as the gain of approximately $169,000 recognized on the sale of the building. These increases were offset by expenses associated with an acquisition that was terminated as well as a reserve for the investment in Curaspan.

DISCONTINUED OPERATIONS

         Losses from discontinued operations amounted to approximately $763,000 for the year ended September 30, 2002 as compared to losses of approximately $3,840,000 for the same period in 2001. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 and approximately $2,635,000 of operating losses are classified as discontinued operations for the years ended September 30, 2002 and 2001, respectively. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 and $1,205,000 as discontinued operations for the years ended September 30, 2002 and 2001, respectively.

         The Golf, Leisure and Syndication Group had represented approximately 19% of our revenues during fiscal 2001 and it accounted for approximately 23% of our net loss. Revenues from the Financial Solutions Group had been minimal since its inception in 1999. Our decision to discontinue the operations of these groups is in keeping with our business strategy focusing on strategic operations that compliment our core business. In January 2002 we sold the stock of the Golf
Society of the U.S. to an unaffiliated third party in exchange for a $6.5 million convertible debenture. We retained and will integrate the golf library and multi-media content into our Travel Group, thereby adding additional rich media content that can be used for syndication to third parties.

         During fiscal 2002, the Company has fully reserved (net of approximately $3.2 million of unrealized gain on the related sale) the debenture investment as Golf Society International, Inc. has ceased operations. On April 30, 2002, an action was instituted by the Company in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, entitled Visual Data Corporation v. Golf Society International, Inc. and Howard Stern. The Complaint was seeking damages in excess of $6.5 million for breach of contract, fraud in the inducement, negligent misrepresentation and fraudulent misrepresentation against Golf Society International, Inc. and Howard Stern. In October 2002, we were awarded a default judgment against the plaintiffs in the amount of $7,457,250. We presently intend to pursue collection of this amount, although, we have fully reserved the amount as a result of the financial condition of GSI and our belief that collection of this default will be unlikely.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit at September 30, 2002 was approximately $2,003,000, an increase of $1,384,000 from $619,000 at September 30, 2001. The change in working capital was primarily attributable an increase in accounts payable and accrued expenses of approximately $994,000 and an increase in the current portion of notes payable of approximately $804,000 in fiscal 2002 compared with fiscal 2001. These increases are partially offset by a decrease in the current portion of mortgage note payable of approximately $851,000 in fiscal 2002 compared with fiscal 2001. The report of our independent auditors on our financial statements for the year ended September 30, 2002 contains a modification as to our ability to continue as a going concern.


         Net cash used from operating activities was approximately $2,266,000. The net loss of approximately $11,432,000 was partially off-set primarily by depreciation and amortization of approximately $2,133,000, by loss from discontinued operations of approximately $763,000, by loss for impairment of intangible assets of approximately $728,000, by interest expense on notes payable and convertible debentures of approximately $500,000, by amortization of deferred services and incentives of approximately $731,000 and a decrease in assets of discontinued operations and operating assets and liabilities of approximately $3,573,000 and approximately $473,000, respectively.

         Net cash provided from investing activities was approximately $1,673,000 for the year ended September 30, 2002 primarily due to proceeds received from the sale of the building of approximately $1,590,000. Net cash provided by financing activities, as previously described, for the year ended September 30, 2002 was approximately $1,130,000.

         As discussed previously, we decided to cease operations in the Financial Solutions Group and the Golf, Leisure and Syndication Group. In January 2002 we sold the stock of the Golf Society of the U.S. to an unaffiliated third party in exchange for a $6.5 million convertible debenture. We classified approximately $3,808,000 to net assets from discontinued operations as of September 30, 2001. On April 30, 2002, we instituted an action in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, entitled Visual Data Corporation v. Golf Society International, Inc. ("GSI") and Howard Stern, in which we were seeking damages in excess of $6.5 million for breach of contract, fraud in the inducement, negligent misrepresentation and fraudulent misrepresentation against the plaintiffs. In October 2002 we were awarded a default judgment against the plaintiffs in the amount of $7,457,250. We presently intend to pursue collection of this amount, although, we have fully reserved the amount as a result of the financial condition of GSI and our belief that collection of this default will be unlikely. During fiscal year 2002, we fully reserved the amount of the debenture received from GSI as GSI has ceased operations. Except as set forth above, we are not engaged in any litigation that is material to our operations or outside of the normal course of business.

         For the year September 30, 2002, we had an operating loss from continuing operations of approximately $10.7 million and cash used in operations of approximately $2.3 million. At September 30,

2002, we had approximately $61,000 of cash and cash equivalents. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund our ongoing losses, the viability of our future operations may be in question.

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


ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-32 as follows.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 2, 2002, we dismissed our independent certified public accountants, Arthur Andersen LLP ("Andersen"), and engaged the services of Goldstein Lewin & Co. ("Goldstein") as our new independent auditors for our fiscal year ending September 30, 2002. These actions followed our decision to seek proposals from independent accountants to audit our financial statements for the fiscal year ending September 30, 2002. The decision to dismiss Andersen and retain Goldstein was approved by our Board of Directors upon the recommendation of management. The independent Directors, who constitute the Audit Committee, voted unanimously for the change.

         None of the audit reports of Andersen on our consolidated financial statements as of and for the fiscal years ended September 30, 2000 and 2001 contained an adverse opinion or a disclaimer of opinion nor was any such audit report qualified or modified as to uncertainty, audit scope or accounting principles.

         During the two most recent fiscal years ended September 30, 2000 and 2001, and the subsequent interim period through July 2, 2002, there were no disagreements between our company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

         None of the reportable events described under Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the two most recent fiscal years ended September 30, 2000 and 2001, or within the interim period through July 2, 2002.

         Pursuant to Item 304(b)(2) of Regulation S-B we have not received a letter from Andersen and cannot obtain such letter after reasonable compliance, accordingly complying with Item 304(a)(3) of Regulation S-B is not required.

         During the two most recent fiscal years ended September 30, 2000 and 2001, and the subsequent interim period through July 2, 2002, we did not consult with Goldstein regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors, and their ages are as follows:

         Name                   Age         Position
        ------                  ---         --------
Randy S. Selman(1)              46          Chief Executive Officer, President and Chairman
Alan M. Saperstein              43          Executive Vice President, Treasurer and Director
George Stemper                  48          Chief Operating Officer
Gail Babitt                     39          Chief Financial Officer
Benjamin Swirsky(1)(2)          60          Director
Brian K. Service(1)(2)          55          Director
Eric Jacobs                     55          Secretary, Director
Robert J. Wussler(1)(2)         63          Director

---------------
(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         RANDY S. SELMAN. Since our inception in May 1993, Mr. Selman has served as our Chief Executive Officer, President, and a director and from September 1996 through June 1999, as our Chief Financial Officer. Mr. Selman is also the chairman, a non-voting member, of the Compensation Committee of the Board of Directors. From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (OTC Bulletin Board: SKTC), a publicly-traded software development company. SKTC develops and markets software for point-of-sale with complete back office functions such as inventory, sales analysis and communications. Mr. Selman founded SKTC in 1985 and was involved in their initial public offering in 1989. Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

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

         GEORGE STEMPER. Mr. Stemper has served as our Chief Operating Officer since September 2000. Mr. Stemper comes to us with 25 years in the computer, Internet application and hospitality technology fields. He served as a Senior Vice President and General Manager with Hospitality Solutions International
(HSI) from June, 1997 through July, 2000. From September, 1995 through June, 1997 Mr. Stemper served as the Chief Operating Officer and as Executive Vice President for MCORP, an Edison, NJ based software developer and product integrator of enterprise oriented solutions for businesses and the military. From April, 1981 through September, 1995, Mr. Stemper was with Control Transaction

Corporation and served in key sales and marketing positions and as the Executive Vice President. In July, 1976, Mr. Stemper began his professional career with the Hyatt Hotels Corporation. Mr. Stemper has a B.S. degree from Cornell University and MBA from Fairleigh Dickinson University.

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

         BENJAMIN SWIRSKY. Mr. Swirsky has been a member of the Board of Directors since July 1997 and serves on the Audit and Compensation Committees of the Board of Directors. Mr. Swirsky is the owner of Beswir Properties Inc., an investment capital company. From June 1993 until January 1998, Mr. Swirsky was President and Chief Executive Officer of Slater Steel, Inc., a publicly-traded company listed on the (Toronto Stock Exchange: SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky was Chairman of P.C.Docs International, Inc., a Canadian publicly-traded company (Nasdaq: DOCSF, TSE: DXX) from 1997-1999. Mr. Swirsky is also a member of the Board of Directors of the Four Seasons Hotel Corp., a chain of first class hotels located throughout the world, and serves on the Audit, Compensation and Governance committees of the Board. Mr. Swirsky also sits on the Board of Directors of a number of other companies, including (i) AMI Campbell, Inc., a publicly traded company -- TSE, (ii) MigraTEC Inc., a publicly-traded company (Nasdaq: MIGR) where he currently serves as Chairman, (iii) Commercial Alcohols, Inc., in which he is also a principal shareholder, (iv) AMICA Matuse Lifestyles Inc. -- TSE and (v) Alliance Financing Group, Inc. -- TSE.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has established a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee consist of a majority of independent directors. The Compensation Committee administers our stock option plan and makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of our officers and key employees. The members of the Compensation Committee are Randy S. Selman, Benjamin Swirsky, Brian K. Service and Robert J. Wussler. Randy
S. Selman is the chairman of the compensation committee, but he is a non-voting member. The Audit Committee reviews the engagement of the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of our internal accounting controls. The members of the Audit Committee are Benjamin Swirsky, Brian K. Service and Robert J. Wussler.

DIRECTORS' COMPENSATION

         Directors who are not our employees received $3,750 per quarter as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors' meetings. As of September 30, 2002, we had accrued board fees of approximately $34,000, which have subsequently been paid.

         From time to time we issue the members of our Board of Directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2002 members of our Board of Directors hold outstanding options to purchase an aggregate of 4,441,000 shares of our common stock at prices ranging from $.75 to $17.188 per share.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended September 30, 2002 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2002, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2002, other then:

         - Mr. Stemper failed to timely file his Form 4 reporting bought stock in the market in May 2002, which form was subsequently filed with the SEC, and

        - Mr. Jacobs failed to timely file a Form 4 reporting a grant of stock in lieu of interest payments in February and options granted in April 2002, which forms were subsequently filed with the SEC, and

        - Messrs. Selman and Saperstein each failed to timely file a Form 4 reporting the exercise of options in January 2002, which forms were subsequently filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the "Named Executive Officers.


                                 ANNUAL                                LONG-TERM
                              COMPENSATION                        COMPENSATION AWARDS
                              ------------                        -------------------
NAME, PRINCIPAL                                              OTHER ANNUAL      RESTRICTED OPTIONS    ALL OTHER
POSITION              YEAR      SALARY           BONUS       COMPENSATION          STOCK AWDS       COMPENSATION
---------------       ----      ------           -----       ------------      ------------------   ------------
Randy S. Selman        2002     $159,917          -0-        $ 15,631  (1)         -0-      -0-      -0-     -0-
  President, Chief     2001     $227,333(11)      -0-        $ 11,863  (2)         -0-      -0-      -0-     -0-
  Executive Officer    2000     $223,646(11)      -0-        $ 12,912  (3)         -0-      -0-      -0-     -0-
  and Director

Alan Saperstein        2002     $159,917          -0-         $19,199  (4)         -0-      -0-      -0-     -0-
  Vice President       2001     $227,333(11)      -0-         $14,178  (5)         -0-      -0-      -0-     -0-
  Treasurer and        2000     $223,646(11)      -0-         $15,480  (6)         -0-      -0-      -0-     -0-
  Director

George Stemper         2002     $145,417          -0-         $16,199  (7)         -0-      -0-      -0-     -0-
  Chief Operating      2001      150,000          -0-          $8,248  (8)         -0-      -0-      -0-     -0-
  Officer

Gail Babitt            2002     $136,167          -0-         $12,631  (9)         -0-      -0-      -0-     -0-
  Chief Financial      2001     $115,761          -0-          $7,068 (10)         -0-      -0-      -0-     -0-
  Officer

---------------
(1)     Includes $4,381 for medical insurance and $11,250 automobile allowance.

(2)     Includes $2,863 for medical insurance and $9,000 automobile allowance.

(3) Includes $681 for disability insurance, $3,981 for medical insurance and $8,250 automobile allowance.

(4)     Includes $7,949 for medical insurance and $11,250 automobile allowance.

(5) Includes $5,178 for medical insurance and $9,000 for automobile allowance.

(6) Includes $681 for disability insurance, $6,549 for medical insurance and $8,250 automobile allowance.

(7) Includes $7,949 for medical insurance and $8,250 for automobile allowance.

(8) Includes $1,998 for medical insurance and $6,250 automobile allowance. Mr. Stemper has served as the Chief Operating Officer since September 2000.

(9)     Includes $4,381 for medical insurance and $8,250 automobile allowance.

(10) Includes $1,651 for medical insurance and $5,417 automobile allowance. Ms. Babitt has served as the Chief Financial Officer since November 2000.

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

         The agreements also provide, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives, (ii) an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Messrs. Selman and Saperstein, (iii) benefits in the event of disability and (iv) contain certain non-disclosure and non-competition provisions. Additionally, Messrs. Selman and Saperstein may be granted certain bonus incentives by our Board of Directors. Furthermore, we have agreed to indemnify each of them for any obligations or guaranties that either of them may have undertaken on our behalf.

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

         The agreements also provide, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives, (ii) an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Mr. Stemper and Ms. Babitt, (iii) benefits in the event of disability and (iv) contain certain non-disclosure and non-competition provisions. Additionally, Mr. Stemper and Ms. Babitt may be granted certain bonus incentives by our Board of Directors. Furthermore, we have agreed to indemnify each of them for any obligations or guaranties that either of them may have undertaken on our behalf.

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

         In conjunction with the Loan Agreement discussed in Note 5 to the financial statements, all members of our management have each agreed to limit their annual salary to $140,000 under certain circumstances while the loan is outstanding. The limitation commenced in January 2002, and is still in effect. In addition, Randy S. Selman and Alan Saperstein each cancelled 750,000 options held by them to purchase shares of our common stock.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2002 to the Named Executive Officers.

                 Option Grants in Year Ended September 30, 2002


                                                   INDIVIDUAL GRANTS
                                                 --------------------
                          NO. OF SECURITIES      % OF TOTAL OPTIONS
                             UNDERLYING          GRANTED TO EMPLOYEES       EXERCISE      EXPIRATION
     NAME                  OPTIONS GRANTED           IN FISCAL YEAR          PRICE           DATE
     ----                -------------------     --------------------      ----------     ----------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director                    --                      --                   --             --

Alan Saperstein,
  Executive Vice
  President and
  Director                        --                      --                   --             --

George Stemper,
  Chief Operating
  Officer                      125,000                    8%                   (1)            (1)

Gail Babitt, Chief
  Financial Officer            125,000                    8%                   (1)            (1)

---------------
(1) On October 15, 2001 we granted options to acquire 100,000 shares of common stock at an exercise price of $.75 per share. These options were granted as part of an executive employment agreement. The term of these options is four years from the date vested. These options vest over 2 years. On August 13, 2002 we granted options to acquire 25,000 shares of common stock at an exercise price of $.23 per share. These options were plan granted as a replacement for options that were granted in April 2001 outside the Plan. These replacement options were granted at fair market value 6 months and one day after prior options were cancelled. The term of these options is four years from the date of initial grant. These options are fully vested.

         The following table sets forth certain information regarding stock options held as of September 30, 2002 by the Named Executive Officers.


           Aggregate Option Exercises in Year Ended September 30, 2002
                           and Year-End Option Values


                                                      NO. OF SECURITIES
                                                   UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                       OPTIONS AT                    IN-THE-MONEY OPTIONS AT
                          SHARES                    SEPTEMBER 30, 2002                 SEPTEMBER 30, 2002(1)
                          ACQUIRED             -------------------------------      ---------------------------
                            ON        VALUE
NAME                     EXERCISE   REALIZED   EXERCISABLE       UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----                     --------   --------   -----------       -------------      -----------    -------------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director              --       $  --     1,093,000(2)        400,000(2)         $  --           $  --

Alan Saperstein,
  Executive Vice
  President and
  Director                  --       $  --     1,093,000(2)        400,000(2)         $  --           $  --

George Stemper,
  Chief Operating
  Officer                   --       $  --       166,666(3)        133,334(3)         $  --           $  --

Gail Babitt,
  Chief Financial
  Officer                   --       $  --       150,000(4)        150,000(4)         $  --           $  --

---------------
(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $.21 per share, being the closing price of our common stock on October 1, 2002 as reported by The Nasdaq SmallCap Market.

(2) Of such exercisable options, at September 30, 2002, 18,000 options were exercisable at $1.45 per share, 100,000 were exercisable at $1.50, 350,000 options were exercisable at $2.00 per share and 625,000 options were exercisable at $2.125 per share. Of the unexercisable options, 400,000 have an exercise price of $1.50 per share at September 30, 2002. See Option Grants in Year Ended September 30, 2002 above. See
         Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities.

(3) Of such exercisable options, at September 30, 2002, 25,000 options were exercisable at $.23 per share, 75,000 options were exercisable at $2.00 per share and 66,666 were exercisable at $4.188 per share. Of the unexercisable options, 100,000 have an exercise price of $.75 per share and 33,334 have an exercise price of $4.188 per share. See Option Grants in Year Ended September 30, 2002 above.

(4) Of such exercisable options, at September 30, 2002, 100,000 options were exercisable at $2.00 per share, 25,000 were exercisable at $.23 per share and 25,000 were exercisable at $2.031 per share. Of the unexercisable options, 50,000 have an exercise price of $2.031 per share and 100,000 have an exercise price of $.75 per share. See Option Grants in Year Ended September 30, 2002 above.

1996 STOCK OPTION PLAN

         On February 9, 1997, the Board of Directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on April 22, 2002, we have reserved an aggregate of 11,000,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") or for restricted stock grants ("Stock Grants") made under the Plan. At December 31, 2002, we have options to purchase 4,625,250 shares of our common stock outstanding under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $.023 to $17.188 per share.

         The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of the Visual Data shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by the Compensation Committee of our Board of Directors (the "Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by Committee at up to a 10% discount to market at the time of grant. At no time may the Committee issue Stock Grants to exceed, in the aggregate, 1,000,000 shares. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board of Directors or the Committee.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information regarding beneficial ownership of our common stock as of December 20, 2002 held by (i) persons who own beneficially more than 5% of our outstanding common stock, (ii) our directors,
(iii) named executive officers and (iv) all of our directors and officers as a group. The table also represents the same information as adjusted to reflect the sale of shares offered hereby.

                                             SHARES OF COMMON
                                            STOCK BENEFICIALLY
                                                 OWNED(2)--
NAME AND ADDRESS OF                     ---------------------------
OF BENEFICIAL OWNER(1)                    NUMBER         PERCENTAGE
----------------------                  ---------        ----------
Randy S. Selman(3)                      1,240,731            3.8%
Alan M. Saperstein(4)                   1,270,268            3.9%
George Stemper (5)                        249,708            *
Gail Babitt (6)                           247,676            *
Benjamin Swirsky(7)                       221,262            *
Brian K. Service(8)                       276,538            *
Eric Jacobs(9)                            344,822            1.1%
Robert Wussler(10)                        264,233            *
Fred Deluca(11)                         2,557,683            7.9%
All Directors and
  Officers (8 persons)(12)              4,115,238           11.8%

---------------
  *  Less than 1%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Visual Data Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 20, 2002 upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from December 20, 2002 have been exercised. As of December 20, 2002 there were 31,355,914 shares of common stock outstanding.

(3) This amount includes options to acquire an aggregate of 18,000 shares of common stock at an exercise price of $1.45 per share, options to acquire an aggregate of 350,000 shares of common stock at an exercise price of $2.00 per share, options to acquire an aggregate of 625,000 shares of common stock at an exercise price of $2.125 per share and options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $1.50 per share. Excludes options to purchase 400,000 shares of common stock at an exercise price of $1.50, which have not yet vested.

(4) This amount includes options to acquire an aggregate of 18,000 shares of common stock at an exercise price of $1.45 per share, options to acquire an aggregate of 350,000 shares of common stock at an exercise price of $2.00 per share, options to acquire an aggregate of 625,000 shares of common stock at an exercise price of $2.125 per share and options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $1.50 per share. Excludes options to purchase 400,000 shares of common stock at an exercise price of $1.50, which have not yet vested.

(5) This amount includes options to acquire an aggregate of 75,000 shares of common stock at an exercise price of $2.00 per share, options to purchase 66,666 shares of common stock at an exercise price of $4.188 per share, options to purchase 25,000 shares of common stock at an exercise price of $.23 per share, which were granted in September 2002 and options to purchase 50,000 shares of common stock at an exercise price of $.75 per share, which were granted in October 2001. This amount excludes options to purchase 33,334 shares at $4.188 per share and options to purchase 50,000 shares at $.75 per share, which have not yet vested.

(6) This amount includes options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $2.00 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.031 per share options to purchase 25,000 shares of common stock at an exercise price of $.23 per share, which were granted in September 2002 and options to purchase 50,000 shares of common stock at an exercise price of $.75 per share, which were granted in October 2001. This amount excludes options to purchase 25,000 shares at $2.031 per share and options to purchase 50,000 shares at $.75 per share, which have not yet vested.

(7) This amount includes options to purchase 35,000 shares of common stock at an exercise price of $16.00, options to purchase 50,000 shares of common stock at an exercise price of $7.50, options to purchase 75,000 shares of common stock at an exercise price of $2.00 and options to purchase 50,000 shares at $.75 per share, which were granted in September 2001, but excludes options to acquire 50,000 shares of common stock at an exercise price of $.75 per share. Mr. Swirsky's address is 350 Fairlawn Avenue, Toronto, Ontario, Canada.

(8) This amount includes options to purchase 25,000 shares at $2.125 per share, options to acquire 35,000 shares of common stock at an exercise price of $16.00, options to acquire 50,000 shares of common stock at an exercise price of $7.50, options to purchase 75,000 shares of common stock at an exercise price of $2.00 and options to acquire 50,000 shares of common stock at an exercise price of $.75, which were granted in September 2001. In addition, Mr. Service has options to purchase 18,000 shares of common stock at an exercise price of $1.45 and an option to purchase 12,000 shares of common stock at an exercise price of $10.00, which were options in EDNET that were converted to options in the Company upon acquisition of the remaining 49%. Excludes options to acquire an aggregate of 50,000 shares of common stock at an exercise price of $.75 per share, which have not yet vested. Mr. Service's address is 123 Red Hill Circle, Tiburon, CA 94920.

(9) This amount includes options to acquire 75,000 shares of common stock at an exercise price of $2.125 per share, options to acquire 75,000 shares of common stock at an exercise price of $2.00 and options to acquire 50,000 shares of common stock at an exercise price of $.75, which were granted in September 2001. Excludes options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $.75 per share and options to acquire an aggregate of 150,000 shares of common stock at an exercise price of $1.00 per share, which were granted in April 2002, which have not yet vested.

(10) This amount includes options to acquire 25,000 shares of common stock at an exercise price of $2.875 per share, options to acquire 50,000 shares of common stock at an exercise price of $17.188 per share, options to acquire 75,000 shares of common stock at an exercise price of $2.00 per share and options to acquire an aggregate of 50,000 shares of common stock at an exercise price of $.75 per share, which were granted in September 2001. In addition, Mr. Wussler has options to purchase 10,000 shares of common stock at an exercise price of $1.00, 8,000 shares of common stock at an exercise price of $1.45 and an option to purchase 12,000 shares of common stock at an exercise price of $10.00, which were options in Ednet that were converted to options in the Company upon acquisition of the remaining 49%. Excludes options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $.75 per share and options to acquire an aggregate of 100,000 shares of common stock at an exercise price of $.50 per share, which were granted in April 2002, which have not yet vested.

(11) This amount includes warrants to acquire 1,000,000 shares of common stock at an exercise price of $1.00 per share, which were granted in December 2001 and options to acquire 100,000 shares of common stock at an exercise price of $2.125 per share, which were granted in December 1998. Mr. Delucas address is, c/o Subway, 325 Bic Drive, Milford, CT, 06460.

(12)     See notes (3)-(10) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1999, Eric Jacobs lent EDNET $250,000 under a 90-day unsecured renewable promissory note bearing interest at 12% per annum. Such funds were used by EDNET for the purchase of inventory. The note has been renewed, $125,000 has been repaid, and, the remaining $125,000 is due on December 31, 2003. The interest on the remaining $125,000 was satisfied by the Company's issuance of 58,333 shares of common stock to Mr. Jacobs.

         We have adopted a corporate governance policy which requires the approval of any transaction between us and any officer, director or 5% shareholder by a majority of the independent, disinterested directors. In addition, pursuant to the inclusion of our securities on The Nasdaq National Market, we are subject to compliance with certain corporate governance standards adopted by The Nasdaq Stock Market, Inc.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------
2(a)              Agreement and Plan of Merger dated as of December 1, 2000 by and among Visual Data
                  Corporation, SportsSoft Golf, Inc. and certain shareholders of SportsSoft Golf, Inc. (15)
2(b)              Articles of Merger filed with the State of Florida (16)
2(c)              Articles of Merger filed with the State of Delaware(16)
2(d)              Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital
                  Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (17)
2(e)              Agreement and Plan of Reorganization between Visual Data Corporation, Media On Demand,
                  Inc. and Charles Saracico(20)
2(f)              Voting Agreement(20)
3(i)(a)           Articles of Incorporation(1)
3(i)(b)           Articles of Amendment dated July 26, 1993(1)
3(i)(c)           Articles of Amendment dated January 17, 1994(1)
3(i)(d)           Articles of Amendment dated October 11, 1994(1)
3(i)(e)           Articles of Amendment dated March 25, 1995(1)
3(i)(f)           Articles of Amendment dated October 31, 1995(1)
3(i)(g)           Articles of Amendment dated May 23, 1996(1)
3(i)(h)           Articles of Amendment dated May 5, 1998(2)
3(i)(i)           Articles of Amendment dated August 11, 1998(6)
3(i)(j)           Articles of Amendment dated June 13, 2000(11)
3(ii)             By-laws(1)
3(iii)            Articles of Amendment dated April 11, 2002(21)
4(c)              Specimen Common Stock Certificate(1)
4(d)              Specimen Common Stock Purchase Warrant(1)

EXHIBIT NO.       DESCRIPTION
-----------       -----------
4(e)              Form of Underwriter Warrant(10)
4(f)              Form of Common Stock Purchase Warrant (18)
4(g)              Form of 6% Convertible Debenture in the principal amount of $1,040,000 due December 8,
                  2003(12)
4(h)              Form of 6% Convertible Debenture in the principal amount of $1,000,000 due December 8,
                  2003(12)
4(i)              Form of one year Common Stock Purchase Warrant(12)
4(j)              Form of five year Common Stock Purchase Warrant(12)
10(a)             Purchase Agreement (4)
10(b)             Form of Stock Option Plan and Amendment thereto(1)(14)
10(c)             Third Amended and Restated Employment Agreement between the Company and Randy S. Selman(7)
10(d)             Third Amended and Restated Employment Agreement between the Company and Alan Saperstein(7)
10(e)             Contract for Purchase and Sale of Real Property(3)
10(f)             Registration Rights Agreement (4)
10(g)             Securities Purchase Agreement between the Company and EDNET, Inc.(5)
10(h)             Securities Purchase Agreement (9)
10(i)             Registration Rights Agreement (9)
10(j)             Agreement dated March 30, 1998 by and between Video News  Wire Corporation and P.R.
                  Newswire, Inc.(8)
10(k)             Employment Agreement between Visual Data Corporation and Gail Babitt
10(l)             Employment Agreement between Visual Data Corporation and George Stemper
10(m)             Purchase Agreement(12)
10(n)             Registration Rights Agreement(12)
10(o)             Form of Securities Purchase Agreement (13)
10(p)             Form of Registration Rights Agreement (13)
10(q)             Form of Stock Purchase Agreement (19)
10(r)             Form of 6% Convertible Debenture (19)
21                Subsidiaries of the registrant (2)
23.1              Consent of Independent Certified Public Accountants
99                Potential limitation of remedies against Arthur Andersen LLP
99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------
(1) Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.

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

(12) Incorporated by reference to the registrant's Current Report on Form 8-K dated December 18, 2000.

(13) Incorporated by reference to the registrant's registration statement on Form S-3, registration number 333-71308, as declared effective by the SEC on November 14, 2001.

(14) Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998.

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

(20) Incorporated by reference to the registrant's current report on Form 8-k filed February 5, 2002.

(21) Incorporated by reference to the registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.

                  (b)      Reports on Form 8-K

         On September 18, 2002 we filed a report on Form 8-K reporting under
Item 5. the sale of our principal executive offices and their subsequent leaseback.

ITEM 14.   CONTROLS AND PROCEDURES

         Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Visual Data Corporation


                                   By: /s/ Randy S. Selman
                                       -----------------------------------------
                                       Randy S. Selman, President, Chief
                                       Executive Officer

                                   By: /s/ Gail Babitt
                                       -----------------------------------------
                                       Gail Babitt, Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                                Date
    ---------                         -----                                ----
Randy S. Selman                Director, President,                    January 13, 2003
                               Chief Executive Officer

Gail Babitt                    Chief Financial Officer and             January 13, 2003
                               Principal Accounting Officer

Alan Saperstein                Director and Executive                  January 13, 2003
                               Vice President

Benjamin Swirsky               Director                                January 13, 2003

Brian K. Service               Director                                January 13, 2003

Eric Jacobs                    Director and Secretary                  January 13, 2003

Robert J. Wussler              Director                                January 13, 2003

                                  CERTIFICATION

         I, Randy S. Selman,  certify that:

         1. I have reviewed this annual report on Form 10-KSB of Visual Data Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         January 13, 2003

                                      By: /s/ Randy S. Selman
                                          ---------------------
                                          Randy S. Selman, President and Chief
                                          Executive Officer

                                  CERTIFICATION

         I, Gail Babitt, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Visual Data Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         January 13, 2003

                                        By: /s/ Gail Babitt
                                            ---------------------
                                            Gail Babitt, Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of Visual Data Corporation:

We have audited the accompanying consolidated balance sheet of Visual Data Corporation and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Visual Data Corporation and subsidiaries as of September 30, 2001, were audited by other auditors whose report dated January 11, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Visual Data Corporation and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1 to the financial statements, the Company has incurred significant recurring losses from operations since inception and has a working capital deficit of $2,002,996. This condition raises substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to successfully market and sell its services and or products. Management's plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN LEWIN & CO.



Boca Raton, Florida
January 10, 2003

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2002 AND 2001




                                                                                   2002                2001
                                                                             -------------     --------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $      60,603     $       52,161
   Restricted cash                                                                       -            182,189
   Accounts receivable, net of allowance for
     Doubtful accounts of $394,837 and $218,240, respectively                    1,343,729          1,226,586
   Prepaid expenses                                                                467,051            423,417
   Inventories, net of allowance for
     obsolescence of $0 and $242,000, respectively                                 348,733            538,087
   Other                                                                            18,407             59,450
                                                                             -------------     --------------
                  Total current assets                                           2,238,523          2,481,890

PROPERTY AND EQUIPMENT, net                                                      1,993,214          3,651,631
INTANGIBLE ASSETS, net                                                           4,682,408          2,799,929
OTHER NON-CURRENT ASSETS                                                           246,201            117,341
NET ASSETS OF DISCONTINUED OPERATIONS                                                    -          3,808,442
                                                                             -------------     --------------
                  Total assets                                               $   9,160,346     $   12,859,233
                                                                             =============     ==============




                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2002 AND 2001

                                   (Continued)

                                                                                         2002              2001
                                                                                     -------------    --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                             $   2,670,111     $   1,676,483
   Deferred revenue                                                                        108,010           232,045
   Current portion of obligations under capital leases                                     334,351            16,643
   Current portion of mortgage note payable                                                      -           850,923
   Notes payable                                                                         1,129,047           325,000
                                                                                     -------------     -------------
                  Total current liabilities                                              4,241,519         3,101,094

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                                    92,056            27,928
CONVERTIBLE DEBENTURES                                                                   1,461,587         2,343,402

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 6, 10, 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001 per share, authorized 5,000,000
  shares, 11,832 and 0 issued and outstanding, respectively                                      1                 -
  Common stock, par value $.0001 per share; authorized 75,000,000 shares,
  31,762, 164 and 15,165,389 issued and outstanding, respectively                            3,176             1,516
  Additional paid-in capital                                                            54,517,509        47,108,622
  Accumulated deficit                                                                  (51,155,502)      (39,723,329)
                                                                                     -------------     -------------
                  Total stockholders' equity                                             3,365,184         7,386,809
                                                                                     -------------     ------------
                  Total liabilities and stockholders' equity                         $   9,160,346     $  12,859,233
                                                                                     =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                            2002             2001
                                                                                       -------------    -------------
REVENUE:
    Webcasting and related equipment sales                                             $   4,083,538     $   2,057,042
    Network equipment sales and rentals                                                    1,039,876         1,280,810
    Network usage and services                                                             2,467,796         2,583,929
    Travel production and distribution                                                       604,038           645,724
    Other                                                                                     18,413           340,538
                                                                                       -------------     -------------
                  Total revenue                                                            8,213,661         6,908,043
                                                                                       -------------     -------------

OPERATING EXPENSES:
    Webcasting and related equipment costs                                                 1,461,255           815,391
    Network equipment sales and rentals                                                      570,007           825,327
    Network usage                                                                          1,426,233         1,417,371
    Travel production and distribution                                                       102,571           118,166
    Other                                                                                        783            85,147

    General and administrative:
        Compensation                                                                       4,983,267         4,872,714
        Professional fees                                                                  1,367,065         2,061,488
        Other                                                                              1,550,624         2,035,194
    Sales and marketing                                                                      189,427           547,294
    Depreciation and amortization                                                          2,132,605         1,461,735
                                                                                       -------------     -------------
                  Total operating expenses                                                13,783,837        14,239,827
                                                                                       -------------     -------------
Loss from operations                                                                      (5,570,176)       (7,331,784)
                                                                                       -------------     -------------


OTHER INCOME (EXPENSE):
    Interest income                                                                            3,485            79,571
    Interest expense                                                                      (1,027,532)         (927,613)
    Reserve for intangible impairment                                                       (728,485)                -
    Loss on debentures                                                                    (3,573,103)                -
    Other income                                                                             226,614           467,419
                                                                                       -------------     -------------
                  Total other expense, net                                                (5,099,021)         (380,623)
                                                                                       -------------     -------------

Loss from continuing operations                                                          (10,669,197)       (7,712,407)
                                                                                       -------------     -------------

DISCONTINUED OPERATIONS:
    Loss from golf leisure and syndication group                                            (588,760)       (2,635,227)
    Loss from financial solutions group                                                     (174,216)       (1,205,111)
                                                                                       -------------     -------------
Loss from discontinued operations                                                           (762,976)       (3,840,338)
                                                                                       -------------     -------------

Net loss                                                                               $ (11,432,173)    $ (11,552,745)
                                                                                       =============      ============

Loss per share - basic and diluted:
    Continuing operations                                                              $       (0.44)    $       (0.68)
    Discontinued operations                                                                    (0.03)            (0.34)
                                                                                       -------------     -------------
Net loss per share                                                                     $       (0.47)    $       (1.02)
                                                                                       =============     =============
Weighted average shares of common stock outstanding - basic and diluted                   24,509,151        11,339,995
                                                                                       =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001




                                         Preferred Stock           Common Stock        Additional
                                       ---------------------   ---------------------    Paid-in       Accumulated
                                        Shares      Amount       Shares       Amount    Capital         Deficit         Total
                                       ---------   ---------   ----------    -------- ------------  --------------- -------------
Balance, September 30, 2000                   -       $    -    8,453,358    $   845  $ 35,547,326  $ (28,170,584)   $  7,377,587
Proceeds from private offering of
TFN subsidiary                                -            -            -          -       905,430              -         905,430
Conversion of warrants from debt
to equity                                     -            -            -          -       486,135              -         486,135
Issuance of shares, warrants and
options for services and incentives           -            -      216,011         21     1,378,646              -       1,378,667
Issuance of shares upon
acquisition of GSUS subsidiary                -            -    1,737,038        174     2,388,254              -       2,388,428
Issuance of shares upon
acquisition of EDNET subsidiary               -            -    1,200,721        120     2,152,823              -       2,152,943
Conversion of debentures and interest         -            -      803,740         80       806,232              -         806,312
Proceeds from sale of stock, net              -            -    2,248,755        225     2,804,969              -       2,805,194
Issuance of shares for assets                 -            -      498,016         50       628,716              -         628,766
Exercise of options                           -            -        7,750          1        10,091              -          10,092
Net loss                                      -            -            -          -             -    (11,552,745)    (11,552,745)
                                         ------       ------   ----------    -------  ------------  -------------    ------------
Balance, September 30, 2001                   -            -   15,165,389      1,516    47,108,622    (39,723,329)      7,386,809

Conversion of TFN stock for VDAT
stock                                         -            -    1,568,000        157          (157)             -               -
Conversion of debentures and
interest                                      -            -    1,586,698        159       858,011              -         858,170
Issuance of shares, warrants and
options for services and incentives       4,332            -    1,253,639        125       876,381              -         876,506
Issuance of shares upon
acquisition of MOD subsidiary                 -            -    3,400,000        340     2,137,920              -       2,138,260
Issuance of shares and warrants
for loan payments and interest                -            -    1,313,333        131       929,293              -         929,424
Issuance of shares for
satisfaction of obligations                   -            -    1,156,963        117       505,671              -         505,788
Proceeds from sale of stock, net          7,500            1    5,226,755        522     1,349,677              -       1,350,200
Issuance of shares for assets and
investment                                    -            -      500,000         50       421,950              -         422,000
Exercise of options and warrants              -            -      585,219         59       330,141              -         330,200
Net loss                                      -            -            -          -             -    (11,432,173)    (11,432,173)
                                         ------       ------   ----------    -------  ------------  -------------    ------------
Balance, September 30, 2002              11,832       $    1   31,762,164    $ 3,176  $ 54,517,509  $ (51,155,502)   $  3,365,184
                                         ======       ======   ==========    =======  ============  =============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                                             2002             2001
                                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $ (11,432,173)   $ (11,552,745)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         2,132,605        1,461,735
       Gain on sale of building                                                               (173,936)               -
       Loss on retirement of fixed assets                                                       21,727                -
       Write off capitalized software                                                           28,186                -
       Provision for (reduction in) allowance for doubtful accounts                            176,597          (50,193)
       Reduction in allowance for inventory obsolescence                                      (242,000)        (296,000)
       Reserve for investment in Curaspan                                                      107,575                -
       Premium on redemption of debentures                                                     176,850                -
       Loss from discontinued operations                                                       762,976        3,840,338
       Reserve for impairment of intangibles                                                   728,485                -
       Interest expense on notes payable                                                       354,899                -
       Interest expense on convertible debentures                                              144,505          775,849
       Amortization of discount on notes payable                                                78,052                -
       Amortization of debt issue costs                                                         92,541         (202,496)
       Amortization of deferred services and incentives                                        730,902        1,044,700
       Changes in assets and liabilities:
         Decrease in accounts receivable                                                        25,405          487,042
         Decrease in prepaid expenses                                                          278,706          537,296
         Decrease (increase) in other current assets                                            41,043          (59,450)
         Decrease in inventories                                                               431,354          266,197
         Decrease in net assets of discontinued operations                                   3,573,103                -
         Increase in accounts payable and accrued expenses                                    (114,363)        (254,890)
         Increase in deferred revenue                                                         (189,257)        (267,189)
                                                                                         -------------    -------------
              Net cash used in operating activities                                         (2,266,218)      (4,269,806)
                                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                                     (223,682)        (608,308)
   Proceeds from sale of the building, net                                                   1,589,941                -
   Proceeds from sale of fixed assets                                                           23,471                -
   Decrease in restricted cash                                                                 182,189          134,357
   Acquisition of MOD subsidiary, net of cash                                                   90,271                -
   Acquisition of GSUS subsidiary, net of cash                                                       -            7,632
   Acquisition of minority interest of EDNET subsidiary                                              -         (140,050)
   Decrease in other non-current assets                                                         10,548           17,667
                                                                                         -------------    -------------
              Net cash provided by (used in) investing activities                            1,672,738         (588,702)
                                                                                         -------------    -------------



                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (Continued)

                                                                                               2002              2001
                                                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgage note payable                                                       $   (850,923)    $    (42,149)
   Repayment of note payable                                                                 (2,127,700)               -
   Advances from note payable                                                                 3,000,000                -
   Payments on capital leases                                                                  (227,218)         (17,696)
   Proceeds from exercise of warrants and options                                               330,200           10,092
   Issuance of common stock, net of costs                                                       999,229        2,805,194
   Proceeds from sale of convertible debentures                                                       -        3,060,000
   Redemption of debentures                                                                    (345,000)               -
   Proceeds from issuance of preferred shares                                                   350,971                -
   Proceeds from sale of preferred stock of subsidiary                                                -          905,430
                                                                                           ------------     ------------
              Net cash provided by financing activities                                       1,129,559        6,720,871
                                                                                           ------------     ------------

CASH USED IN DISCONTINUED OPERATIONS:
   Operating activities                                                                        (527,637)      (5,170,722)
   Investing activities                                                                               -          (97,264)
                                                                                           ------------     ------------
              Net cash used in discontinued operations                                         (527,637)      (5,267,986)
                                                                                           ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                               8,442       (3,405,623)

CASH AND CASH EQUIVALENTS, beginning of year                                                     52,161        3,457,784
                                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                                     $     60,603     $     52,161
                                                                                           ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash payments for interest                                                            $    147,930     $     89,081
                                                                                           ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Issuances of common shares for property and equipment                                 $    222,000     $    628,766
     Issuances of Note for property and equipment                                                     -          200,000
     Issuance of common stock for acquisition of GSUS                                                 -        2,388,428
     Issuance of common stock for acquisition of minority interest of EDNET                           -        2,152,943
     Conversion of debentures                                                                         -          806,312
     Issuance of shares, warrants and options for deferred
       services and incentives                                                                  876,506        1,351,157
     Issuance of common stock for repayment of debt                                              66,500                -
     Issuance of warrants for note payable                                                      257,805                -
     Investment in Onstream Media                                                               200,000                -
     Issuance of stock for prepaid interest                                                     605,119                -
     Issuance of stock for payment of accounts payable                                          505,788                -
     Issuance of common stock for MOD acquisition                                             2,138,260                -
     Premium on redemption of debentures                                                        176,850                -

The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



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

The Visual Data Webcasting Group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video Webcasting, packaged corporate announcements, and information distribution for any business entity, and can provide point-to-point audio and video transport worldwide. The Webcasting Group generates revenues through production and distribution fees. On February 7, 2002, MediaOnDemand.com, Inc. ("MOD") was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002




NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the fiscal years ended September 30, 2002 and 2001, the Company had two additional operating groups, the Visual Data Financial Solutions Group and the Visual Data Golf, Leisure and Syndication Group. The Financial Solutions Group was established in November 1999 to address the information needs of the financial sector. The Golf, Leisure and Syndication Group was formed in December 2000 with the acquisition of the Golf Society of the U.S., which is a membership business that markets to the golfing community. Its members were provided with the opportunity to acquire equipment, greens fees, trips and various other benefits at a discounted price. In December 2001 the Company decided to discontinue the operations of the Financial Solutions Group and the Golf, Leisure and Syndication Group as a result of their adverse impact on the Company's financial condition and in keeping with our overall strategic plan.

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $51,155,502 as of September 30, 2002. The Company's operations have been financed primarily through the issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and a working capital deficit of approximately $2 million and the Company may be required to seek additional capital to continue operations. For the year ended September 30, 2002, we had an operating loss from continuing operations of approximately $10.6 million and cash used in operations of approximately $2.3 million. The Company's forecast for fiscal year 2003 anticipates a reduction in cash used for operations. At September 30, 2002, we had approximately $61,000 of cash and cash equivalents. Subsequent to September 30, 2002 we have raised an additional $240,000 of capital through the issuance of additional shares of Class A-7 convertible preferred stock. See Note 13.

The Company is currently seeking to raise up to $2.0 million of additional funds through the private placement of equity or a combination of debt and equity. Although the Company believes that there are a number of parties interested in participating in such placement, there is no guarantee that the Company will be successful in raising all or a portion of such funds.

We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of our cash needs, we may seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business conditions and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow. The Company's continued existence is dependent upon its ability to raise capital and to market and sell our services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Visual Data Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Losses form discontinued operations amounted to approximately $763,000 for the year ended September 30, 2002 as compared to losses of approximately $3,840,000 for the same period in 2001. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 and $2,635,000 of operating losses are classified as discontinued operations for the years ended September 30, 2002 and 2001, respectively. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 and approximately $1,205,000 as discontinued operations for the years ended September 30, 2002 and 2001, respectively.

The Golf, Leisure and Syndication Group had represented approximately 19% of our revenues during fiscal 2001 and accounted for approximately 23% of our net loss. Revenues from the Financial Solutions Group had been minimal since its inception in 1999. Our decision to discontinue the operations of these groups is in keeping with our business strategy of focusing on strategic operations that compliment our core business. We intend to retain the golf library and integrate this content into our Travel Group, thereby adding additional rich media content that can be used for syndication to third parties. On January 10, 2002, the Company executed a Stock Purchase Agreement for the sale of the Golf Society of the U.S. for a $6.5 million 6% Convertible Debenture (the "Debenture"). The Debenture is convertible into common stock of Golf Society International, Inc. ("GSI"), an unaffiliated third party. The Debenture is for five years and limits the beneficial ownership of the Company to 19.9%, with the exception of a simultaneous conversion and private or public sale of the investment. During fiscal year 2002, we fully reserved (net of the unrealized gain on the sale) the amount of the debenture received from GSI as GSI has ceased operations.

On April 30, 2002, an action was instituted by the Company in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, entitled Visual Data Corporation v. Golf Society International, Inc. and Howard Stern. The Complaint seeks damages in excess of $6.5 million for breach of contract, fraud in the inducement, negligent misrepresentation and fraudulent misrepresentation against Golf Society International, Inc. and Howard Stern. In October 2002, the Court entered a Default Final Judgment against Golf Society International, Inc. and Howard Stern for approximately $7.5 million. We presently intend to pursue collection of this amount, although, we have fully reserved the amount as a result of the financial condition of GSI and our belief that collection of this default will be unlikely.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consisted of amounts provided by one of the Company's customers and was held in an escrow account. The restricted cash related to a minimum revenue commitment by such customer and was to be released from the escrow account as the services are provided by the Company or by the passage of time. The Company received the full amount of the remaining restricted cash during the first quarter of fiscal 2002.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. At September 30, 2002 and 2001, bad debt reserves were approximately $395,000 and $218,000, respectively.

Inventories

Inventories, comprised primarily of purchased products for resale, are valued at the lower of cost or market with cost being determined on the first-in, first-out basis. Provision has been made for excess or obsolete inventories based on the amounts by which original cost is estimated to be in excess of market.

Shipping Costs

The Company's shipping and handling costs are included under network equipment sales and rentals' costs in the accompanying consolidated statements of operations for all periods presented.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets (Other than Goodwill)

     General

     The Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cashflows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

     Intangible Assets Other than Goodwill

     At September 30, 2002, the Company had Intangible Assets Other than Goodwill (Other Intangible Assets) with a carrying value of approximately $3.1 million, net of accumulated amortization of $460,000. This was comprised of the customer list that resulted from the Company's acquisition of 100% of Mediaondemand.com (see Note 10).

Goodwill

On July 1, 2001, the Company adopted SFAS 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after July 1, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS 142, Goodwill and Other Intangible Assets, which the Company adopted effective October 1, 2001, goodwill is no longer amortized but is to be reviewed annually (or more frequently if impairment indicators arise) for impairment.


Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002




NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Visual Data Webcasting Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Revenue is recognized for the sale of equipment when the equipment is shipped. For custom service projects, revenue is recognized when service is performed.

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

The Visual Data Travel Group recognizes a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contract. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contract. Commissions on bookings are recognized when the stays are completed.

Deferred Revenue

Deferred revenue primarily represents cash received from customers in the Visual Data Travel Group for production services that are in process. As projects are completed the revenue is recognized as production revenue.

Advertising

Advertising costs are charged to operations as incurred. Advertising expenses from continuing operations were $143,000 and $201,000 for the years ended September 30, 2002 and 2001, respectively.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss; accordingly, net loss equals comprehensive loss for all periods presented.

Income Taxes

In accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") Statement No. 109 deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at September 30, 2002 and 2001. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

For the years ended September 30, 2002 and 2001, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 15,774,482 and 15,549,279 at September 30, 2002 and 2001,
respectively. In addition, the Company has 11,832 shares of Class A-7 Convertible Preferred Stock and approximately $1,462,000 in convertible debentures at September 30, 2002, which can potentially convert into 473,280 and 5,164,618 shares of our common stock, respectively. The potential dilutive effects of the Class A-7 Convertible Preferred Stock and convertible debentures have been excluded from the calculation of net loss per share.

Employee 401(k) Plan

The Company has a 401(k) plan known as the Visual Data Corporation 401(k) Retirement Plan and Trust (the "Plan"). The Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options (directed solely by the employees). Employees may contribute up to 20% of their salary, subject to certain limitations. The Company matches employees' contributions to the Plan at 25%, to a maximum of 8% of eligible compensation, and an annual maximum of $11,000. The Company expensed approximately $36,000 and $44,000 in the fiscal years ended September 30, 2002, and 2001, respectively, for our contributions to the Plan. The Company's contributions to the Plan vest at 25% per year after the first year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage notes payable and notes payable approximate fair value due to the short maturity of the instruments.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from PR Newswire represented approximately 19% and 26% of our consolidated revenue for the years ended September 30, 2002 and 2001, respectively.

Effects of Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. The adoption of this statement had no impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability be recorded for the exit or disposal of an activity when the liability is incurred and not at the plan commitment date as defined under Emerging Issues Task Force 94-3. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company has not yet evaluated the impact that adoption SFAS No. 146 will have on its financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. We completed both our transitional and our annual goodwill impairment tests as of March 31, 2002 and September 30, 2002, respectively and found at September 30, 2002 impairment of approximately $728,000. At September 30, 2002, we had goodwill with a carrying value of approximately $2,071,000, after impairment, associated with the acquisition of EDNET. In addition, we also have intangible assets -- customer list of $2,611,000 associated with the acquisition of MOD (see note 10). According to our analysis of the customer list for the period ended September 30, 2002 there was no impairment.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and amortization is as follows (in thousands):


                                                 Year Ended September 30,
                                                   2002             2001
                                                ---------       ----------
Reported net loss                               $ (11,432)      $  (11,553)
Add: Goodwill amortization                             --               73
                                                ---------       ----------

Adjusted net income (loss)                      $ (11,432)      $  (11,480)
                                                =========       ==========

Basic and fully diluted loss per share:
Reported loss per share                         $   (0.47)      $    (1.02)
Add: Goodwill amortization                             --               --
                                                ---------       ----------
Adjusted loss per share                         $   (0.47)      $    (1.02)
                                                =========       ==========

Changes in the carrying amount of goodwill for the years ended September 30, 2002 and 2001, by reportable segment, are as follows (in thousands):

                                                                   Networking
                                                                    Solutions
                                                                   ----------
Balance as of October 1, 2000                                       $    580
  Goodwill acquired during the period                                  2,293
  Goodwill amortized during the period                                   (73)

Balance as of September 30, 2001                                    $  2,800
  Reserve for impairment                                                (728)
                                                                   ----------
Balance as of September 30, 2002                                    $  2,072
                                                                   ==========

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Information regarding the Company's intangible assets is as follows (in thousands):



                              September 30, 2002                             September 30, 2001
                           ------------------------------------   ---------------------------------------
                            Gross                                     Gross
                           Carrying    Accumulated                   Carrying       Accumulated
                            Amount     Amortization       Net         Amount       Amortization      Net
                           -------     ------------    --------    ------------    ------------     -----
Goodwill EDNET             $ 2,072*      $    --       $  2,072    $   2,873          $    (73)   $ 2,800
Customer lists MOD           3,072          (461)         2,611           --                --         --
                           -------       --------      --------    ------------        -------     ------
                           $ 5,144       $  (461)      $  4,683    $   2,873          $    (73)   $ 2,800

* net of impairment of $728,000.

Amortization expense of intangible assets customer lists was $461,000 for the year ended September 30, 2002.

Estimated amortization expense for the fiscal years ending September 30, is as follows (in thousands):



2003   $  615
2004      615
2005      615
2006      615
2007      151
      -------
      $ 2,611
      =======





NOTE 3: INVESTMENTS

The Company has investments in Curaspan, Inc. for approximately $108,000 and OnStream Media Corporation for approximately $200,000. These investments were accounted for under the cost method of accounting since we own a minority interest in each of these businesses. The carrying value of these investments is periodically evaluated by the Company to determine if any impairment has occurred. There may be an impairment as a result of these evaluations in the future. The investment in Curaspan, Inc. was fully reserved at September 30, 2002 as a result of their losses from operations during the last two fiscal years in addition to an existing burn rate which requires additional capital to sustain the operation. These investments are included in the caption entitled other non-current assets in the accompanying consolidated balance sheets.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                                           September 30,
                                                  ---------------------------        Useful Lives
                                                      2002              2001            (Years)
                                                  -----------     -----------        ------------
Building                                          $        --     $ 1,632,154              39
Furniture and fixtures                                403,732         337,301               7
Equipment and Software                              6,396,853       4,297,710            3-10
Video library content                               1,368,112       1,203,362             2-3
Capitalized internal use software                     113,794         145,503               3
Leasehold improvements                                187,068          51,306               5
                                                  -----------     -----------
                                                    8,469,559       7,667,336
Less:  Accumulated depreciation
         and amortization                          (6,476,345)     (4,015,705)
                                                  -----------     -----------
                                                  $ 1,993,214     $ 3,651,631
                                                  ===========     ===========

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $1,672,000 and $1,388,000 for the years ended September 30, 2002 and 2001, respectively.



NOTE 5:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Convertible Debentures

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

In January 2001, the debenture holders converted $800,000 principal amount of the debentures and $6,312 of accrued interest into an aggregate of 803,740 shares of our common stock based upon the then current conversion price of $1.003 per share pursuant to the terms of the debentures. On October 5, 2001, the debenture holders exercised their warrants for an aggregate of 500,000 shares of our common stock. The exercise price of these warrants was adjusted from $4.00 per share to $.65 per share by us at the time of exercise.

On May 23, 2001, the Company sold an additional 998,702 shares of common stock for $1.50 per share. As a result of the anti-dilution provisions of the warrants issued in conjunction with these debentures, the number of shares issuable upon the exercise of the five year warrants has been increased to 272,289 shares and the exercise price has been reduced to $1.955 per share.

For a period of five days beginning on May 24, 2001, we had the right to sell to the purchasers an additional $1,020,000 principal amount of convertible debentures, with identical terms to those described above. On May 24, 2001, we exercised the put right for an additional $1,020,000 principal amount of 6% convertible debentures.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 5:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES  (Continued)

Convertible Debenture (continued)

The floor price reset to $.288 per share on December 8, 2001, and as a result of common stock issued by the Company below the $.288 per share, the floor price was reset to $.283, the lowest selling price of common stock by the Company. The floor of the convertible debenture is re-set when the Company sells stock for less then the existing floor, while the convertible debenture is still outstanding.

On December 11, 2001, the debenture holders converted $381,000 of principal and $23,048 of accrued interest into 701,472 shares of our common stock at a conversion price of $.576 per share pursuant to the terms of the debentures.

On March 11, 2002, we redeemed $300,000 of the outstanding principal of the convertible debentures at 115% of par (for a total of $345,000), and the debenture holders each converted $200,000 of the outstanding principal and $54,119 of accrued interest (on the conversion and redemption) into and aggregate of 885,226 shares of common stock at $.513 per share, in accordance with the conversion calculation from the 6% Convertible Debentures. We modified the terms of the 6% convertible debentures to redeem the remaining $1,179,000 of outstanding principal at 115% of par value in six equal quarterly installments beginning on July 1, 2002.

We granted the purchasers certain rights of first refusal as they relate to private equity or equity related transactions, and have agreed to certain other limitations regarding the issuance of securities at prices less than the conversion prices described above.

In August 2002 the debenture holders asserted a default in the modification agreement related to the debentures. We believe that if a default has occurred, the debenture holders only remedy is to convert the debentures into shares of our common stock as described above. The default notification also provided notice that the number of registrable securities (as defined in the registration rights agreement) exceeded 85% of the number of shares covered by the Company's existing registration statements, and the Company had 15 days to comply. The Company filed a Form S-3 to comply with this requirement.

In the event that the market price of the Company's common shares shall be less than $1.50 per share for 20 consecutive trading days, at the Company's option all or a portion of the 6% Convertible Debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the 6% Convertible Debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the 6% Convertible Debenture), subject to certain conditions. The Company's redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date. In addition, the holders of the 6% Convertible Debentures have the right to convert the debentures at any time until the Redemption Closing Date. At September 30, 2002 and 2001, the outstanding principal and interest on the 6% Convertible Debenture was $1,461,587 and 2,343,402, respectively. The balance at September 30, 2002 includes the redemption premium of approximately $177,000.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 5:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES  (Continued)

Notes Payable

Notes payable consist of the following as of September 30:

                                                                                     2002              2001
                                                                                 -------------      ---------
Note payable to shareholder (A)                                                  $   1,050,000      $      --
Note payable to a director of the Company, with original principal of
   $250,000 at 12% interest issued in May 1999.  The principal balance and
   accrued interest is due on December 31, 2003.                                       125,000        125,000
Note payable with original principal of $78,000 at 20% interest issued in
   July 2001.  The principal balance and accrued interest was paid in full
   in October 2002.                                                                     33,800             --
Note payable with original principal of $100,000 at 25% interest issued in
   June 2001.  The interest is payable monthly.                                        100,000             --
Note payable to a broker for the acquisition of assets, with original principal of $200,000 at 6% interest was issued in September 2001.  The principal balance and accrued interest is due on November 20, 2001.
   Subsequent to September 30, 2001 this Note was repaid.                                   --        200,000
                                                                                 -------------      ---------
                                                                                     1,308,800        325,000
Discount on shareholder note                                                          (179,753)            --
                                                                                 -------------      ---------
                                                                                 $   1,129,047      $ 325,000
                                                                                 =============      =========

Interest expense to related parties was approximately $17,500 and $15,000 for the years ended September 30, 2002 and 2001, respectively.

(A) On December 4, 2001 we entered into a private debt financing transaction with a shareholder pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The note bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 500,000 shares of common stock. This payment of interest utilizing common stock results in an effective interest rate of 36%. In February 2002 we took the final advance on the note and agreed to prepay the interest on the note with 500,000 additional shares of common stock. This value of the stock issued was approximately $585,000. In June 2002, we issued 55,000 shares of stock valued at $34,500 to the lender as a principal payment. The balance on the note at September 30, 2002 is $1,050,000.

Beginning April 2002 we were required to make principal payments on the note of $125,000 per month, until such time as we repaid $1 million of the note, and thereafter our monthly payments shall be fixed at $100,000. At such time as we receive equity or strategic financing in excess of $1.5 million (other than certain excluded transactions), 30% of the net proceeds of such funds will be used by us to reduce the principal owed under the note. If we receive $5 million in an equity or strategic financing transaction (other than certain excluded transactions), then the entire remaining principal amount of the note is to be repaid by us. As of January 10, 2003, the Company was delinquent. The Company is currently in discussions with the note holder to modify the terms of the agreement.

We granted the lender a security interest in substantially all of our tangible and intangible assets, and issued him a warrant to purchase 1 million shares of our common stock at an exercise price of $1.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights. The shares underlying the warrants have not been registered as of yet.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 5:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES  (Continued)

Notes Payable (Continued)

In conjunction with the transaction, all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each agreed to cancel 750,000 options held by them to purchase shares of our common stock.

Mortgage Note Payable

                                                                                      2001
                                                                                   ---------
Note payable to a financial institution, interest payable at 8.75% on a 15 year amortization, unpaid principal balance and any accrued interest due
   September 30, 2002, secured by a mortgage on the Company's facility in Pompano Beach,
Florida.                                                                            $ 850,923
         Less:  current portion                                                      (850,923)
                                                                                    ---------
         Long term portion                                                          $      --
                                                                                    =========

The company sold the building and repaid the mortgage in September 2002.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September 2002, the Company completed the sale and lease back of its principal executive offices in Pompano Beach, Florida. The sale price was $1,700,000 and the Company received net proceeds of approximately $721,000 after payment of current obligations due from the mortgage. In connection with the agreement the Company entered into a five-year lease ending in September 2007. The lease provides for one five-year renewal option. The monthly base rental is approximately $11,000 plus the Company's share of operating expenses with annual three percent (3%) increases.

In January 1999, the Company entered into an operating lease for office space for the Visual Data Networking Solutions Group. This operating lease is effective for two years with yearly renewal options thereafter, not to exceed five years. The monthly base rental is approximately $13,000. In addition, the Company leased control equipment under various non-cancelable capital leases that expired in 2001. The company leased additional control equipment during fiscal 2001 under capital leases for 36 months expiring in 2004.

In December 2002, the Company entered into an operating lease for office space in New York. The New York office is part of the Webcasting Group. The operating lease is for one year. The monthly base rental is approximately $5,000.

The Company leases certain computer and office equipment. Interest rates range from 11% to 27% on these leases. The Company paid $304,118 for the year ended September 30, 2002 and is currently in default on its capital lease obligations. Included in the current portion of capital leases is $94,776 of payments that are past due. Most of these leases are personally guaranteed by the Company's Divisional President of MOD.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 6:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (Continued)

Future minimum lease payments required under the non-cancelable leases are as follows:

                                                        Operating      Capital
Year Ending September 30:                                Leases         Leases
                                                       ----------     ---------
2003                                                   $  322,364     $ 389,435
2004                                                      150,548        80,429
2005                                                      139,614        17,429
2006                                                      143,803         4,357
2007                                                      148,117            --
                                                       ----------     ---------

        Total minimum lease payments                   $  904,446       491,650
                                                       ==========
Less amount representing interest                                        65,243
                                                                      ---------
Present value of net minimum lease payments                             426,407
Less current portion                                                    334,351
                                                                      ---------
        Long-term portion                                             $  92,056
                                                                      =========


Total rental expense for all operating leases for the years ended September 30, 2002 and 2001 amounted to approximately $258,000 and approximately $169,000, respectively.

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 6:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts (Continued)

In conjunction with the Loan Agreement, related to the note payable to shareholder, discussed in Note 5, all members of our management have each agreed to limit their annual salary to $140,000 under certain circumstances while the loan is outstanding. The management team has waived the difference between the contracted salaries per the employment contracts and the limitation. In addition, Randy S. Selman and Alan Saperstein each cancelled 750,000 options held by them to purchase shares of our common stock.

Annual Volume Commitment


EDNET entered into an agreement with a telecommunications company for network usage discounts. The agreement has a two-year term commencing March 31, 2000 and was extended for two additional years expiring in March 2004. The contract currently has a volume commitment of approximately $480,000 per year.

NOTE 7:  CAPITAL STOCK

Common Stock

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

In July 2001, the Company issued 1,200,721 shares of common stock to the shareholders of EDNET to acquire the remaining 49% of EDNET. The transaction resulted in the Company recording an additional $2,293,000 in goodwill.

In August 2001, the Company sold 446,429 shares of common stock for approximately $500,000 in a private offering. In addition to the shares, the Company issued warrants to purchase 150,000 shares of common stock with an exercise price of $1.75 per share. The term of the warrants is 3 years.

In October 2001, the Company issued 127,191 shares to employees in lieu of compensation. Of these shares, 87,695 were issued to executive officers of the Company.

In November 2001, the Company issued 32,033 shares to outside directors in lieu of compensation.

On February 7, 2002 the Company issued 3,400,000 shares of common stock to the shareholders of Mediaondemand.com ("MOD") to acquire 100% of MOD. The Company also issued 98,000 shares as common stock as a fee on this transaction.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 7:  CAPITAL STOCK  (Continued)

Common Stock (Continued)

The Company sold shares of common stock under subscription agreements to institutional investors, as follows. In March 2002 the Company sold 900,000 shares of common stock and issued 130,400 shares as a financing fee, for net proceeds of approximately $450,000. In April the Company sold an additional 200,000 shares for $100,000 as part of the same subscription agreements. These agreements had a one time reset provision whereby the Company would issue more shares of common stock to the investors if the stock was below $.50 per share on the day the registration statement went effective. On June 7, 2002, the Company issued an additional 733,333 shares to investors and 84,933 for financing fee to effect for the one time reset resulting from the decline in the stock price.

In December 2001, the Company sold 300,000 shares of Class A-6 Preferred Stock for $300,000 and paid a financing fee of $39,000. In April 2002, the 300,000 shares of Class A-6 Preferred Stock were converted into 600,000 shares of common stock under the same terms as the March 2002 subscription agreements. On June 7, 2002, the Company issued an additional 400,000 shares of common stock to effect for the one time reset resulting from the decline in the stock price.

The Company sold shares of common stock under subscription agreements to institutional investors, as follows. In June 2002, the Company sold 1,778,089 shares of common stock for net proceeds of approximately $503,000. The Company issued 400,000 shares as a financing fee.

The Company has reserved 21,412,380 shares of common stock for issuance relating to unexpired options and warrants at September 30, 2002. Included in the reserved shares at September 30, 2002 are the shares related to the conversion of the 6% Convertible Debenture at the $.283 per share floor value into approximately 5,200,000 shares and the conversion of the 11,832 shares of Class A-7 Convertible Preferred Stock into approximately 470,000 shares.

At September 30, 2002, the Company has approximately 2 million shares of common stock that have not been issued by the transfer agent. These shares are included in the total issued and outstanding amount of 31,762,164 at September 30, 2002. These unissued shares are primarily from MOD shareholders who have not completed the necessary documentation for issuance of the shares by our transfer agent. All of the unissued shares relate to shares to which the owners have full rights, and, therefore, are included in outstanding shares at September 30, 2002.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 7:  CAPITAL STOCK  (Continued)

TheFirstNews.com

In December 2000, TheFirstNews.com, Inc. ("TFN"), a subsidiary of the Company that comprised its Financial Solutions Group, sold Units in a private offering. Each Unit consisted of 10,000 shares of TFN common stock and 20,000 shares of TFN 10% redeemable, convertible preferred stock. The purchase price for each unit was $50,000. TFN received net proceeds of approximately $800,000. TFN had the right to redeem each block of 20,000 shares of preferred stock included in each Unit, at any time from the closing of the offering until 12 months thereafter, after providing the holder with 10 days notice, for $50,000 per 20,000 shares of preferred stock plus accrued and unpaid interest. In the event TFN failed to redeem the preferred stock within 12 months after the closing of the offering, the preferred stock shall be automatically converted into common stock at the conversion rate of one share of preferred stock for one share of common stock. In the event TFN fails to either file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission for the public offering of TFN's common stock within 12 months of the closing of the offering, or such registration statement has not been declared effective within six months of its initial filing with the Securities and Exchange Commission, the investors shall have the right to convert those shares of TFN common stock received initially with the Units and those received upon conversion of the preferred stock into shares of the Company's common stock, at the conversion rate of one share of TFN common stock for two shares of the Company's common stock.

In March 2001, an additional two Units, the over allotment Units, were sold from the TFN offering. TFN received net proceeds of approximately $100,000.

In December 2001, as a result of our decision to cease operations of our Financial Solutions Group, we have treated the net assets and results of operations of the Visual Data Financial Solutions Group as a discontinued operation as of and for the years ended September 30, 2002 and 2001. In December 2001 we issued an aggregate of 1,568,000 shares of our common stock upon the conversion of the shares of preferred stock held by The FirstNews.com shareholders pursuant to the terms of such security in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that act.

Class A-7 Preferred Stock

In September 2002, the Company sold 7,500 shares of Class A-7 Convertible Preferred Stock for $90,000. Each share of Class A-7 Convertible Preferred Stock converts to 40 shares of common stock (at $.30 per share). In addition, the Company issued 4,332 shares of Class A-7 Convertible Preferred Stock to consultants for services rendered.

The Company through approval of the board of directors has designated 50,000 shares of Class A-7 Preferred Stock for issuance. The Class A-7 Preferred Stock is non-voting. The holders of the Class A-7 Preferred Stock have a liquidation preference.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 8:  INCOME TAXES


The Company has approximately $51.5 million in net operating loss carryforwards at of September 30, 2002, which expire in 2011 through 2023. The utilization of approximately $11.4 million of the net operating loss carryforward, acquired from the acquisition of MOD, against future taxable income may be limited as a result of ownership changes and other limitations. The Company also has an approximately $3.5 million capital loss carryforward which expires in 2008.

In accordance with SFAS No. 109, the Company recognized a deferred tax asset of approximately $19.3 million primarily resulting from the net operating loss carryforward. A full valuation allowance has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. There are no significant temporary differences. Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the approximately $9.3 million current year increase in the Company's valuation allowance related to the net operating losses.

NOTE 9:  SEGMENT INFORMATION

The Company's operations are currently comprised of three operating groups; Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company's Pompano Beach, San Fransisco and New York facilities.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the years ended September 30, 2002 and 2001 the Company, through its Webcasting Group, provided webcasting services to a single customer, which represented 19% and 26% of total consolidated revenues, respectively. Revenues for such customer totaled approximately $1,579,000 and $1,810,000 for the years ended September 30, 2002 and 2001, respectively. The contract with this customer can be terminated upon a 30-day notification. In July 2002, the significant webcasting customer transferred the operations of its audio only portion of its webcasting business to another third party. This significant customer continues to engage the Company for its video only portion of the webcasting business. The new third party, who has assumed the audio portion of the webcasting business, is also utilizing the Company's services.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 9:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the years ended September 30, 2002 and 2001.

                                                        Year Ended September 30,
                                                     ------------------------------
                                                         2002               2001
                                                     ------------      ------------
Revenue:
Webcasting Group                                     $  4,083,538      $  2,057,042
Networking Solutions Group                              3,507,672         3,864,739
Travel Group                                              604,038           645,724
Other                                                      18,413           340,538
                                                     ------------      ------------
Total consolidated revenue                              8,213,661         6,908,043

Segment operating income (loss)
Webcasting Group                                          599,376           533,404
Networking Solutions Group                                (68,767)       (1,276,644)
Travel Group                                             (504,324)         (699,840)
Other                                                      17,629           110,611
                                                     ------------      ------------
Total operating income (loss)                              43,914        (1,332,469)

Depreciation and amortization                           2,132,605         1,461,735
Corporate and unallocated shared expenses               3,481,485         4,537,580
Other expense, net                                      5,099,021           380,623
                                                     ------------      ------------
Loss before discontinued operations                   (10,669,197)       (7,712,407)
Loss from discontinued operations                        (762,976)       (3,840,338)
                                                   --------------      ------------

Net loss                                             $(11,432,173)     $(11,552,745)
                                                     ============      ============
Total assets:
Webcasting Group                                     $  3,942,545      $  1,808,110
Networking Solutions Group                              3,852,352         4,605,782
Travel Group                                              321,873           831,534
Other                                                   1,043,576         5,613,807
                                                     ------------      ------------
Total                                                $  9,160,346      $ 12,859,233
                                                     ============      ============

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 10: ACQUISITION OF MEDIAONDEMAND.COM AND EDNET

On July 1, 2001, we adopted SFAS 141 "Business Combinations," which eliminates the pooling of interests method of accounting for all business combinations initiated after July 1, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

MediaonDemand.com

On February 7, 2002, MediaOnDemand.com, Inc. ("MOD") was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation. VDAT controlled MOD as of January 1, 2002 and had made advances of $157,000 to MOD as of that date. The results of MOD are included in these financial statements as if the transaction had occurred on January 1, 2002. All outstanding shares of MOD capital stock and options have been converted into an aggregate of 3,400,000 shares of VDAT restricted common stock. The value of the common stock issued was approximately $2.1 million, based on a share value of $0.63 on February 7, 2002. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $1.0 million. Therefore, as a result of the acquisition, approximately $3.1 million of the purchase price was allocated to customer lists. This intangible asset is being amortized over a five-year period. This intangible asset is being amortized on a straight-line basis over a five-year period. Amortization expense was approximately $461,000 for the year ended September 30, 2002. The following table sets forth the Unaudited pro-forma consolidated results of operations for the years ended September 30, 2002 and 2001 giving effect to the acquisition of MOD, as if the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):

                                                        Year Ended
                                                      September 30,
                                                -------------------------
                                                   2002            2001
                                                ----------     ----------
      Revenues                                  $   8,966      $  11,590
      Net loss                                    (12,397)       (17,693)
      Net loss per share                        $   (0.51)     $   (1.20)


Ednet

In July 2001, the Company purchased the remaining 51% of EDNET. Prior to July 2001, the Company recorded goodwill resulting from the acquisition of 51% of EDNET. The total goodwill recorded from this acquisition was approximately $750,000. Goodwill was being amortized on a straight-line basis over 15 years. Goodwill amortization expense was approximately $74,000 for the year ended September 30, 2001. Amortization expense is included in depreciation and amortization expenses in the accompanying consolidated Statements of Operations. Goodwill is reflected in the accompanying consolidated Balance Sheets net of accumulated amortization of approximately $243,000, as of September 30, 2002 and 2001. As of July 2001 the company acquired the remaining 49% of EDNET, which generated $2,293,000 in goodwill, which is accounted for under SFAS 142.

The realizability of Goodwill and the Customer List is evaluated periodically and when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based upon an undiscounted cash flow analysis to determine whether impairment has occurred. As a result of the analysis, the Company recorded an impairment loss of approximately $728,000 of the EDNET goodwill.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



NOTE 11: DISCONTINUED OPERATIONS

In December 2001, management adopted a plan to sell the Company's Golf, Leisure and Syndication Group and cease operations of the Financial Solutions Group in order to focus on certain core businesses. Accordingly, the operating results of these segments have been segregated from continuing operations and reported as a separate line item on the statement of operations. The Visual Data Golf, Leisure and Syndication Group and Financial Solutions Group have been classified as discontinued operations for all periods presented in the accompanying financial statements.

A summary of the net assets of discontinued operations for the Company's Golf, Leisure and Syndication Group is as follows for September 30, 2001:

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
                                                              ===========

The net assets from discontinued operations were fully reserved at September 30, 2002.

The following table sets forth a summary of the results of operations of the Company's Financial Solutions Group ("TFN") and the Golf, Leisure and Syndication Group ("GSUS"):

                                                                         Year Ended September 30,
                                                     --------------------------------------------------------------
                                                                   2002                           2001
                                                     -----------------------------    -----------------------------
                                                           GSUS             TFN           GSUS             TFN
   Revenue                                            $   516,790      $       --   $  1,587,983     $      7,161
   Operating expenses                                  (1,113,529)       (174,216)    (4,213,379)      (1,212,272)
   Other income (expense)                                   7,124              --        (15,845)              --
   Interest income                                            855              --          6,014               --
                                                      -----------       ---------   ------------     ------------
   Net loss                                           $  (588,760)      (174,216)   $ (2,635,227)    $ (1,205,111)
                                                      ===========       =========   ============     ============

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 12:  STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 11,000,000 Plan Options and added an equity compensation component. At September 30, 2002 and 2001 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for the year ended September 30, 2002 is as follows:


                                                                  2002                       2001
                                                         ----------------------     ----------------------
                                                                        Weighted                 Weighted
                                                          Number         Average       Number     Average
                                                            Of          Exercise        Of       Exercise
                                                          Shares         Price        Shares       Price
                                                         ---------      --------    ----------   --------
Balance, beginning of year                              10,494,855      $  3.57      4,966,385    $  5.59
Expired during the period                               (3,260,986)        5.97       (575,456)      4.10
Exercised during the period                                (64,460)          --         (7,500)      1.30
Granted during the period                                1,755,250         0.96      6,111,426       1.96
                                                         ---------      -------     ----------    -------

Balance, end of the period                               8,924,659      $  2.20     10,494,855    $  3.57
                                                         =========      =======     ==========    =======
Exercisable at the end of the period                     5,992,525      $  2.62      5,672,585    $  4.20
                                                         =========      =======     ==========    =======

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



NOTE 12:  STOCK OPTIONS AND WARRANTS (Continued)


The following table summarizes information about the Company's outstanding and exercisable stock options at September 30, 2002:

                                                Outstanding                             Exercisable
                                                  Weighted                          -------------------------
                                                  Average              Weighted                      Weighted
                                                 Remaining             Average                        Average
                                                Contractual            Exercise                      Exercise
Range of Exercise Price              Shares     Life (Years)            Price         Shares          Price
-----------------------            ---------    ------------           --------     ---------        --------
$.23 - $.50                          150,000        3.19                $ 0.41         50,000         $ 0.23
$.51 - $.80                          710,000        3.42                  0.75        210,000           0.75
$.81 - $1.00                       1,038,250        3.02                  1.00        224,250           1.00
$1.01 - $1.50                      1,109,000        4.58                  1.49        296,000           1.48
$1.51 - $2.00                      2,272,750        2.63                  1.87      1,757,450           1.92
$2.01 - $2.50                      2,943,909        1.16                  2.19      2,809,909           2.19
$2.51 - $17.19                       700,750        1.57                  8.05        644,916           8.29
                                   ---------        ----                ------      ---------         ------
                                   8,924,659        2.42                $ 2.20      5,992,525         $ 2.62
                                   =========        ====                ======      =========         ======



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

                                                                                  2002                  2001
                                                                            --------------        --------------
Pro forma results of operations:
   Net loss                                                                 $  (13,016,875)       $  (14,079,152)
   Net loss per share                                                       $         (.53)       $        (1.24)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 50.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 4 years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the year ended September 30, 2002, the Company granted 1,422,000 options to consultants at a weighted average fair value of $.08 per share and an average exercise price of $.78 per share. The term of these options are from two to four years and the vesting periods are immediate. At September 30, 2002 the Company had 3,162,991 granted options to consultants outstanding. These options have been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has recognized approximately $731,000 and $1,022,000 in expense for consultant options during the years ended September 30, 2002 and 2001, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 12:  STOCK OPTIONS AND WARRANTS (CONTINUED)

At September 30, 2002, there were vested warrants to purchase an aggregate of 3,261,832 shares of common stock outstanding, inclusive of the Debenture Warrants and warrant issued to lender discussed in Note 5. At September 30, 2002, there were 3,686,832 warrants outstanding. The warrants contain exercise prices ranging from $.30 to $16.50 expiring from July 2003 to April 2007. During the year ended September 30, 2002 the Company granted 2,532,000 warrants, including 1 million warrants granted as part of the financing with a lender in December 2001, with a weighted fair value at the date of grant of $.17 per share and an average exercise price of $1.06 per share.


NOTE 13:  SUBSEQUENT EVENTS

In October and November 2002, the Company sold 20,000 shares of Class A-7 Convertible Preferred Stock ("Shares of Preferred") for $240,000 and paid a financing fee of $31,200, issued 5,000 Shares of Preferred for services rendered and to be rendered and issued 15,000 Shares of Preferred in a conversion from common stock. Each share of Class A-7 Convertible Preferred Stock converts to 40 shares of common stock (at $.30 per share).

In November 2002, the Company received a $200,000 loan from a shareholder. The principal plus interest of $6,666 are due on March 25, 2003. In addition, the Company issued 75, 000 shares of common stock to the lender.