Form 10QSB
period 2002-12-31
VISUAL DATA CORP
filed 2003-02-14
CIK 919130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______________ to______________

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

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 1, 2003 the registrant had issued and outstanding 32,910,914 shares of common stock.

      Transitional Small Business Disclosure Format (check one);  Yes ( )    No (x)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page Number

Table of Contents	2
Condensed Consolidated Balance Sheets at December 31, 2002 (Unaudited) and September 30, 2002	3
Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2002 and 2001 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2002 and 2001 (Unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	9 – 19

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,895	$60,603
Accounts receivable, net of allowance for doubtful accounts of $365,045 and $394,837, respectively	1,259,080	1,343,729
Prepaid expenses	498,776	467,051
Inventories	288,609	348,733
Other current assets	23,590	18,407

Total current assets	2,143,950	2,238,523
PROPERTY AND EQUIPMENT, net	1,595,561	1,993,214
INTANGIBLE ASSETS, net	4,528,822	4,682,408
OTHER NON-CURRENT ASSETS	261,381	246,201

Total assets	$8,529,714	$9,160,346

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,566,571	$2,670,111
Deferred revenue	75,721	108,010
Current portion of obligations under capital leases	404,632	334,351
Notes payable	1,385,432	1,129,047

Total current liabilities	4,432,356	4,241,519
		92,056
CONVERTIBLE DEBENTURES	1,482,538	1,461,587
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.0001 per share, authorized 5,000,000 shares, 51,832 and 11,832 issued and outstanding, respectively	5	1
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 31,668,414 and 31,762,164 issued and outstanding	3,167	3,176
Additional paid-in capital	54,940,930	54,517,509
Accumulated deficit	(52,329,282)	(51,155,502)

Total stockholders’ equity	2,614,820	3,365,184

Total liabilities and stockholders’ equity	$8,529,714	$9,160,346

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31,

(Unaudited)

	2002	2001

REVENUE:
Webcasting and related equipment sales	$956,820	$533,095
Network equipment sales and rentals	213,355	198,436
Network usage	585,403	688,907
Travel production and distribution	121,924	139,539

Total Revenue	1,877,502	1,559,977

OPERATING EXPENSES:
Webcasting and related equipment costs	353,832	128,282
Network equipment sales and rentals	94,724	88,328
Network usage	284,674	404,578
Travel production and distribution	5,260	25,802
General and administrative:
Compensation	987,740	1,150,938
Professional fees	222,343	298,137
Other	335,345	345,289
Sales and marketing	6,924	56,989
Depreciation and amortization	548,912	289,224

Total operating expenses	2,839,754	2,787,567

Loss from operations	(962,252)	(1,227,590)

OTHER INCOME (EXPENSE):
Interest income	144	1,053
Interest expense	(228,292)	(117,370)
Other income (expense)	16,620	(62,607)

Total other expense, net	(211,528)	(178,924)

Net loss from continuing operations	(1,173,780)	(1,406,514)

DISCONTINUED OPERATIONS:
Loss from golf, leisure and syndication group	—	(588,760)
Loss from financial solutions group	—	(172,542)

Loss from discontinued operations	—	(761,302)

Net Loss	$(1,173,780)	$(2,167,816)

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31,

(Continued, Unaudited)

	2002	2001

Loss per share – basic and diluted:
Continuing operations	$(.04)	$(.09)
Discontinued operation	—	(.04)

Net loss per share	$(.04)	$(.13)

Weighted average shares of common stock outstanding	31,439,746	16,247,512

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,173,780)	$(2,167,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548,912	289,224
Reduction in allowance for doubtful accounts	(29,792)	(25,983)
Reduction in allowance for inventory obsolescence	—	(15,000)
Loss from discontinued operations	—	761,302
Loss from retirement of fixed assets	10,511	—
Interest expense on convertible debentures and other	160,571	47,081
Amortization of discount on notes payable	22,519	—
Amortization of debt issue costs	23,135	—
Amortization of deferred services and incentives	126,706	487,460
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	114,441	(24,902)
Increase in prepaid expenses	(91,570)	(51,490)
Decrease (increase) in other current assets	(5,183)	13,635
Decrease in inventories	60,124	3,686
(Decrease) increase in accounts payable and accrued liabilities	(103,540)	28,793
Decrease in deferred revenue	(32,289)	(17,621)

Net cash used in operating activities	(369,235)	(671,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(8,184)	(31,692)
Decrease in restricted cash	—	182,189
Advances to Media On Demand	—	(157,000)
Increase in other non-current assets	(15,180)	(1,089)

Net cash used in investing activities	(23,364)	(7,592)

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued, Unaudited)

	Three Months Ended
	December 31,

	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage note payable	$—	$(11,223)
Payments on capital leases	(21,775)	(5,289)
Proceeds from notes payable	267,666	1,500,000
Repayment of notes payable	(33,800)	(200,000)
Proceeds from issuance of preferred stock, net	193,800	261,000
Proceeds from exercise of warrants and options	—	325,000

Net cash provided by financing activities	405,891	1,869,488

CASH USED IN DISCONTINUED OPERATIONS:
Operating activities	—	(298,813)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,292	891,452
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,603	52,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,895	$943,613

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$850	$20,529

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued, Unaudited)

	Three Months Ended
	December 31,

	2002	2001

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures	$—	$404,048
Issuance of warrants and options for deferred services and incentives	213,041	57,403
Investment in OnStream Media by issuing common stock	—	200,000
Issuance of stock for interest	16,575	—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

The Visual Data Webcasting Group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and information distribution for any business entity, and can provide point-to-point audio and video transport worldwide. The Webcasting Group generates revenues through production and distribution fees. On February 7, 2002, MediaOnDemand.com, Inc. (“MOD”) was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation.

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

The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled “vignettes” generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web (“COW”), which consists of a 2 minute narrated photo presentation of corporate properties. The Company warehouses all of its travel content on its own on-line travel portal – Travelago.com (“Travelago”).

The Visual Data Travel Group generates revenues from production and distribution fees. The Company owns or co-owns virtually all the content created, which provides content for syndication.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

During the fiscal year ended September 30, 2002, the Company had two additional operating groups, the Visual Data Financial Solutions Group and the Visual Data Golf, Leisure and Syndication Group. The Visual Data Financial Solutions Group was established in November 1999 to address the information needs of the financial sector. The Golf, Leisure and Syndication Group was formed in December 2000 with the acquisition of the Golf Society of the U.S. which is a membership business that markets to the golfing community. Its members were provided with the opportunity to acquire equipment, greens fees, trips and various other benefits at a discounted price. In December 2001 the Company decided to discontinue the operations of both the Financial Solutions Group and the Golf, Leisure and Syndication Group as a result of their adverse impact on the Company’s financial condition and in keeping with our overall strategic plan.

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $52,329,282 as of December 31, 2002. The Company’s operations have been financed primarily through the issuance of equity. The Company’s liquidity has substantially diminished because of such continuing operating losses and a working capital deficit of approximately $2.3 million and the Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the three months ended December 31, 2002, we had an operating loss from continuing operations of approximately $1,174,000 and cash used in operations of approximately $369,000. The Company’s forecast for fiscal year 2003 anticipates a reduction in cash used for operations. At December 31, 2002, we had approximately $74,000 of cash and cash equivalents. Subsequent to December 31, 2002 we have raised an additional $100,000 through the issuance of a promissory note. See Note 9.

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

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity and Going Concern (Continued)

We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of our cash needs, we may seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business conditions and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow. The Company’s continued existence is dependent upon its ability to raise capital and to market and sell our services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
DECEMBER 31, 2002

NOTE 1:  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

For the periods ended December 31, 2002 and 2001, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 14,569,757 and 16,524,904 at December 31, 2002 and 2001, respectively. In addition, the Company has 51,832 shares of Class A-7 Convertible Preferred Stock and approximately $1,482,000 in convertible debentures at December 31, 2002, which can potentially convert into 2,073,280 and 5,294,779 shares of our common stock, respectively. The potential dilutive effects of the Class A-7 Convertible Preferred Stock and convertible debentures have been excluded from the calculation of net loss per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2002 should be read in conjunction with these statements. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of December 31, 2002 and the results of their operations and cash flows for the three months ended December 31, 2002 and 2001. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2003.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 2:  INVESTMENTS

The Company has investments in Curaspan, Inc. for approximately $108,000 and OnStream Media Corporation for approximately $200,000. These investments were accounted for under the cost method of accounting since we own a minority interest in each of these businesses. The carrying value of these investments is periodically evaluated by the Company to determine if any impairment has occurred. There may be an impairment as a result of these evaluations in the future. The investment in Curaspan, Inc. was fully reserved at December 31, 2002 as a result of their losses from operations during the last two fiscal years in addition to an existing burn rate which requires additional capital to sustain the operation. These investments are included in the caption entitled other non-current assets in the accompanying consolidated balance sheets.

NOTE 3:  CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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
DECEMBER 31, 2002

NOTE 3:  CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

On December 11, 2001, the debenture holders converted $381,000 of principal and $23,048 of accrued interest into 701,472 shares of our common stock at a conversion price of $.576 per share pursuant to the terms of the debentures.

On March 11, 2002, we redeemed $300,000 of the outstanding principal of the convertible debentures at 115% of par (for a total of $345,000), and the debenture holders each converted $200,000 of the outstanding principal and $54,119 of accrued interest (on the conversion and redemption) into an aggregate of 885,226 shares of common stock at $.513 per share, in accordance with the conversion calculation from the 6% Convertible Debentures. We modified the terms of the 6% convertible debentures to redeem the remaining $1,179,000 of outstanding principal at 115% of par value in six equal quarterly installments beginning on July 1, 2002.

We granted the purchasers certain rights of first refusal as they relate to private equity or equity related transactions, and have agreed to certain other limitations regarding the issuance of securities at prices less than the conversion prices described above.

In August 2002 the debenture holders asserted a default in the modification agreement related to the debentures. We believe that if a default has occurred, the debenture holders only remedy is to convert the debentures into shares of our common stock as described above. The default notification also provided notice that the number of registrable securities (as defined in the registration rights agreement) exceeded 85% of the number of shares covered by the Company’s existing registration statements, and the Company had 15 days to comply. The Company filed a Form S-3 to comply with this requirement.

In the event that the market price of the Company’s common shares shall be less than $1.50 per share for 20 consecutive trading days, at the Company’s option all or a portion of the 6% Convertible Debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the 6% Convertible Debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the 6% Convertible Debenture), subject to certain conditions. The Company’s redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date. In addition, the holders of the 6% Convertible Debentures have the right to convert the debentures at any time until the Redemption Closing Date. At December 31, 2002, the outstanding principal and interest on the 6% Convertible Debenture was $1,482,538. The balance at December 31, 2002 includes the redemption premium of approximately $177,000.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 3:  CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

On December 4, 2001 we entered into a private debt financing transaction with a shareholder pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The note bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 500,000 shares of common stock. This payment of interest utilizing common stock results in an effective interest rate of 36%. In February 2002 we took the final advance on the note and agreed to prepay the interest on the note with 500,000 additional shares of common stock. This value of the stock issued was approximately $585,000. In June 2002, we issued 55,000 shares of stock valued at $34,500 to the lender as a principal payment. The balance on the note at December 31, 2002 is $1,050,000.

Beginning April 2002 we were required to make principal payments on the note of $125,000 per month, until such time as we repaid $1 million of the note, and thereafter our monthly payments shall be fixed at $100,000. At such time as we receive equity or strategic financing in excess of $1.5 million (other than certain excluded transactions), 30% of the net proceeds of such funds will be used by us to reduce the principal owed under the note. If we receive $5 million in an equity or strategic financing transaction (other than certain excluded transactions), then the entire remaining principal amount of the note is to be repaid by us. As of February 10, 2003, the Company was delinquent. The Company is currently in discussions with the note holder to modify the terms of the agreement.

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

In November 2002, the Company received a $200,000 loan from a shareholder. The principal plus interest of $6,666 are due on March 25, 2003. In addition, the Company issued 75,000 shares of common stock to the lender.

The Company leases certain computer equipment and office equipment. Interest rates range from 11% to 27% on these leases. The Company paid approximately $22,000 under capital lease obligations for the quarter ended December 31, 2002 and is currently in default on those capital lease obligations. As the Company is in default, all of its capital lease obligations have been classified as current. Included in the current portion of capital leases is approximately $164,000 of payments that are past due. Most of these leases are personally guaranteed by Company’s Divisional President of MOD.

In October and November 2002, the Company received loans from directors and officers aggregating $61,000. The loans were made to cover short term working capital needs and do not currently bear interest. Upon repayment of these loans, the directors will decide an appropriate compensation for these loans, which will not exceed the current financing terms.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 4:  SEGMENT INFORMATION

The Company’s operations are currently comprised of three operating groups; Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company’s Pompano Beach facility, the San Francisco facility directed by EDNET and the New York facility directed by MOD.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the three months ended December 31, 2002 and 2001, the Company provided webcasting services to two significant customers for each fiscal year. For the three months ended December 31, 2002 and 2001 the sales to CCBN were 21% and 0% of total consolidated revenue, respectively. For the three months ended December 31, 2002 and 2001 the sales to PR Newswire were 8% and 30% of total consolidated revenue, respectively. Revenue for such customers totaled approximately $544,000 and $469,000 for the three months ended December 31, 2002 and 2001, respectively. The contract with either of these customers can be terminated upon a 30-day notification.

Detailed below are the results of operations by segment for the three months ended December 31, 2002 and 2001.

	Three Months Ended December 31,

	2002	2001

Revenue:
Webcasting Group	$956,820	$533,095
Networking Solutions Group	798,758	887,343
Travel Group	121,924	139,539

Total consolidated revenue	1,877,502	1,559,977
Segment operating income (loss)
Webcasting Group	127,631	221,473
Networking Solutions Group	116,644	(82,982)
Travel Group	39,461	(155,596)

Total operating income (loss)	283,736	(17,105)
Depreciation and amortization	548,912	289,224
Corporate and unallocated shared expenses	697,076	921,260
Other expense	211,528	178,925

Loss before discontinued operations	(1,173,780)	(1,406,514)
Loss from discontinued operations	—	(761,302)

Net loss	$(1,173,780)	$(2,167,816)

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 4:  SEGMENT INFORMATION (Continued)

	Three Months Ended
	December 31,

	2002	2001

Total assets:
Webcasting Group	$3,907,330	$1,893,353
Networking Solutions Group	3,326,912	4,504,041
Travel Group	249,612	820,256
Other	1,045,860	6,044,653

Total	$8,529,714	$13,262,303

NOTE 5:  STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company’s shareholders adopted the 1996 Stock Option Plan (the “Plan”). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan (“Plan Options”). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 11,000,000 Plan Options and added an equity compensation component. At December 31, 2002 and 2001 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for management, employees and directors for the three months ended December 31, 2002 is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Balance, beginning of period	8,924,659	$2.20
Expired	(1,263,925)	2.10
Exercised	—	—
Granted	—	—

Balance, end of period	7,660,734	$2.22

Exercisable at end of period	5,032,600	$2.68

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the three months ended December 31, 2002, the Company did not grant any options to consultants. At December 31, 2002 the Company had 2,742,191 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company has recognized approximately $127,000 and $102,000 in expense for consultant options during the three months ended December 31, 2002 and 2001, respectively.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 5:  STOCK OPTIONS AND WARRANTS (Continued)

At December 31, 2002, there were vested warrants to purchase an aggregate of 4,016,832 shares of common stock outstanding, inclusive of the Debenture Warrants and warrant issued to lender discussed in Note 3. At December 31, 2002, there were 4,166,832 warrants outstanding. The warrants contain exercise prices ranging from $.30 to $16.50 expiring from July 2003 to April 2007.

NOTE 6:  ACQUISITION OF MEDIA ON DEMAND.COM

On February 7, 2002, MediaOnDemand.com, Inc. (“MOD”) was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation. VDAT controlled MOD as of January 1, 2002 and had made advances of $157,000 to MOD as of that date. The results of MOD are included in these financial statements as if the transaction had occurred on January 1, 2002. All outstanding shares of MOD capital stock and options have been converted into an aggregate of 3,400,000 shares of VDAT restricted common stock. The value of the common stock issued was approximately $2.1 million, based on a share value of $0.63 on February 7, 2002. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $1 million. Therefore, as a result of the acquisition, approximately $3.1 million of the purchase price was allocated to customer lists. This intangible asset is being amortized over a five-year period. The following table sets forth the unaudited pro-forma consolidated results of operations for the three months ended December 31, 2002 and 2001 giving effect to the acquisition of MOD, as if the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended
	December 31,

	2002	2001

Revenues	$1,878	$2,312
Net loss	(1,174)	(3,203)
Net loss per share	$(0.04)	$(0.16)

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 7:  DISCONTINUED OPERATIONS

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

Losses form discontinued operations amounted to approximately $0 for the three months ended December 31, 2002 as compared to losses of approximately $761,000 for the same period in 2001. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $0 and $597,000 of operating losses are classified as discontinued operations for the three months ended December 31, 2002 and 2001, respectively. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $0 and approximately $173,000 as discontinued operations for the three months ended December 31, 2002 and 2001, respectively.

Our decision to discontinue the operations of these groups is in keeping with our business strategy of focusing on strategic operations that compliment our core business. We intend to retain the golf library and integrate this content into our Travel Group, thereby adding additional rich media content that can be used for syndication to third parties. On January 10, 2002, the Company executed a Stock Purchase Agreement for the sale of the Golf Society of the U.S. for a $6.5 million 6% Convertible Debenture (the “Debenture”). The Debenture is convertible into common stock of Golf Society International, Inc. (“GSI”), an unaffiliated third party. The Debenture is for five years and limits the beneficial ownership of the Company to 19.9%, with the exception of a simultaneous conversion and private or public sale of the investment. During fiscal year 2002, we fully reserved (net of the unrealized gain on the sale) the amount of the debenture received from GSI as GSI has ceased operations.

On April 30, 2002, an action was instituted by the Company in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, entitled Visual Data Corporation v. Golf Society International, Inc. and Howard Stern. The Complaint seeks damages in excess of $6.5 million for breach of contract, fraud in the inducement, negligent misrepresentation and fraudulent misrepresentation against Golf Society International, Inc. and Howard Stern. In October 2002, the Court entered a Default Final Judgment against Golf Society International, Inc. and Howard Stern for approximately $7.5 million. We presently intend to pursue collection of this amount, although, we have fully reserved the amount as a result of the financial condition of GSI and our belief is that collection of this default will be unlikely.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 7:  DISCONTINUED OPERATIONS (Continued)

The following table sets forth a summary of the results of operations of the Company’s Financial Solutions Group (“TFN”) and the Golf, Leisure and Syndication Group (“GSUS”):

	Three Months Ended
	December 31,

	2002	2001

TFN:
Revenue	$—	$15
Operating loss	—	(172,542)
Net loss	$—	$(172,542)

GSUS:
Revenue	$—	$516,790
Operating loss	—	(596,739)
Net loss	$—	$(588,760)

NOTE 8:  EQUITY

In October and November 2002, the Company sold 20,000 shares of Class A-7 Convertible Preferred Stock (“Shares of Preferred”) for $240,000 and paid a financing fee of $46,200, issued 5,000 Shares of Preferred for services rendered and to be rendered and issued 15,000 Shares of Preferred in a conversion from common stock. Each share of Class A-7 Convertible Preferred Stock converts to 40 shares of common stock (at $.30 per share). The Company allowed investors to convert common stock purchased in March or June 2002, which was adjusted to $.30 per share and $.283 per share, respectively, into Shares of Preferred if they purchased an equal or greater amount of Shares of Preferred. The 600,000 shares of common stock that were converted into 15,000 Shares of Preferred would result in the issuance of 600,000 shares of common stock if converted under the terms of the Shares of Preferred.

NOTE 9:  SUBSEQUENT EVENTS

In January 2003, the Company received a $100,000 loan from a shareholder. The principal plus interest of $3,333 are due on May 15, 2003. In addition, the Company issued 37,500 shares of common stock to the lender.

On February 14, 2002, The Company received a letter from Nasdaq giving the Company 90 days (The first grace period) to comply with the $1.00 minimum bid price required to maintain listing on the Nasdaq National Market. The letter informed The Company that an application could be filed to transfer the Company to the SmallCap Market within the grace period. The Company filed a transfer application and paid the necessary fees, and the Company was transferred to the SmallCap Market. The Company was afforded the 180 calendar day SmallCap Market grace period (The second grace period) from the date of the letter, or until August 13, 2002. The Company received an additional 180 calendar day grace period (The third grace period) as a result of meeting the initial listing criteria for the SmallCap Market, through February 10, 2003. The Nasdaq is affording an additional 180 calendar day SmallCap Market grace period for all companies that meet the initial listing criteria for the SmallCap Market. The Company currently does not satisfy the initial listing criteria for the SmallCap Market, and, therefore, is expecting to receive a letter from the Nasdaq providing the Company with an opportunity to either be transferred to the OTC or appear in front of the Nasdaq with a plan that will satisfy the Nasdaq requirements to maintain the listing on the Nasdaq SmallCap Market. If the Company is delisted from the Nasdaq SmallCap Market or any other major exchange, the convertible debenture becomes due at the holders request. The Company intends on appearing before the Nasdaq with a plan to satisfy the Nasdaq SmallCap Market requirements.

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

REVENUE RECOGNITION

Our Webcasting Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Revenue is recognized from the sale of equipment when the equipment is shipped. For customer service projects, revenue is recognized when service is performed. A significant component of our Network Solutions Group’s revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Network Solutions Group recognizes revenues from equipment installation and bridging when service is performed. Network usage revenue is recognized based on customers’ monthly usage. Our Network Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. Our Travel Group libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on bookings are recognized when the stays are completed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three months ended December 31, 2002 compared to three months ended December 31, 2001:

REVENUE

We recognized revenue of approximately $1,878,000 from continuing operations for the period ended December 31, 2002, representing an increase of approximately $318,000 (20%) over revenues of approximately $1,560,000 for the same period last year. The increase in revenues is primarily the result of revenues generated from webcasting associated with the acquisition of MediaOnDemand.com (“MOD”), which took place in February 2002. The results of MOD are included from January 1, 2002, the effective date of the transaction. Revenues from the Webcasting Group accounted for approximately $957,000 for the period ended December 31, 2002 as compared to approximately $533,000 for the same period in 2001, which represents an increase of approximately $424,000 (80%), which is primarily the result of the MOD acquisition. Revenues from network equipment sales from the Networking Solutions Group accounted for approximately $213,000 for the period ended December 31, 2002 as compared to approximately $198,000 for the same period in 2001, which represents an increase of approximately $15,000 (8%). This increase was due to the timing of purchases. Revenues from network usage amounted to approximately $585,000 as compared to $689,000 representing a decrease of $104,000 (15%). This decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. This decision was based upon the usage incurred by these customers, the customer’s payment history as well as the margin achieved from these circuits. In addition, we experienced some churn of existing customers who had decided to manage their own networks. Revenues from the Travel Group accounted for approximately $122,000 for the period ended December 31, 2002 as compared to approximately $140,000 for the same period in 2001, which represents a decrease of approximately $18,000 (13%.) The decrease is the result of fewer new customer vignettes produced. The Company, as part of its overall strategy to improve margins reduced the sales force in order to reduce the associated costs of the travel group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $354,000 for the period ended December 31, 2002, as compared to approximately $128,000 for the same period last year, which represents an increase of approximately $226,000 (177%) due to increased revenues as a result of the acquisition of MOD. In addition, cost of webcasting revenue increased due to an expansion and additional redundancy of our webcasting facilities including co-location and bandwidth. Cost of revenue from the network equipment sales and rentals accounted for approximately $95,000 for the period ended December 31, 2002 as compared to approximately $88,000 for the same period in 2001, which represents an increase of approximately $7,000 (8%) due to increased sales. Cost of revenue from network usage accounted for approximately $285,000 for the period ended December 31, 2002 as compared to approximately $405,000 for the same period in 2001, which represents a decrease of approximately $120,000 (30%) as a result of less costs due to reduced revenues and the decision to transition less profitable circuits directly to customers. Travel production and distribution cost of revenue for the period ended December 31, 2002 was approximately $5,000 representing a decrease of approximately $21,000 (81%) from $26,000 for the same period last year as a result of fewer new customer vignettes produced.

      Compensation expense for the period ended December 31, 2002 of approximately $988,000 decreased approximately $163,000 or 14% from approximately $1,151,000 for the same period last year due to cost containment measures adopted which were partially offset by additional costs related to the acquisition of MOD. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $222,000 for the period ended December 31, 2002 decreased approximately $76,000 (26%) from approximately $298,000 for the same period last year due to reduced legal, accounting and public filing fees. Other administrative expenses of approximately $335,000 decreased approximately $10,000 (3%) from approximately $345,000 during the same period last year due to reduced costs incurred as a result of cost containment measures adopted offset by additional costs of MOD. Sales and marketing decreased approximately $50,000 (88%) to approximately $7,000 for the period ended December 31, 2002 as compared to approximately $57,000 for the same period last year due to reduced marketing costs as a part of the cost containment program. Depreciation and amortization of approximately $549,000 for the period ended December 31, 2002 increased approximately $260,000 (90%) from approximately $289,000 for the same period last year due the depreciation of assets acquired from MOD and the amortization of the customer list resulting from the MOD acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other expense was approximately $212,000 during the period ended December 31, 2002, as compared to approximately $179,000 for the same period last year, which represents an increase of approximately $33,000 (18%) due to an increase in interest expense which was partially offset by an increase in other income. Interest expense amounted to approximately $228,000 for the period ended December 31, 2002 compared to approximately $117,000 for the same period last year representing an increase of approximately $111,000 (95%) primarily due to additional interest expense associated with additional debt and capital leases acquired with MOD as well as interest expense on the note payable to shareholder. Other income was approximately $17,000 for the period ended December 31, 2002 as compared to other expense of approximately $63,000 for the same period last year representing a positive change of $80,000. Included in the results for the period ended December 31, 2001 are expenses associated with an acquisition that didn’t materialize.

DISCONTINUED OPERATIONS

Losses from discontinued operations amounted to approximately $761,000 for the period ended December 31, 2001. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 of operating losses are classified as discontinued operations for the period ended December 31, 2001. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $173,000 as discontinued operations for the period ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit at December 31, 2002 was approximately $2,233,000, an increase of approximately $230,000 from a deficit of approximately $2,003,000 at September 30, 2002. The decrease in working capital was primarily attributable to cash used in operating activities of approximately $369,000 for the three months ended December 31, 2002. The Company has been operating with a cash burn rate. In order to manage cash flows, the Company has issued common stock to satisfy obligations. For the three months ended December 31, 2002, the Company has issued approximately 506,000 shares of common stock to satisfy approximately $113,000 of obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Net cash used in investing activities was approximately $23,000 for the three months ended December 31, 2002. Net cash provided by financing activities for the three months ended December 31, 2002 was approximately $406,000. Principal sources of cash were net proceeds from the issuance of preferred stock of approximately $194,000 and the issuance of short-term debt securities of approximately $268,000 partially offset by approximately $56,000 of debt and capital lease repayments. In addition to the operating burn rate, the Company has a debt service from one of its loans and monthly obligations on its capital leases. The Company is not current with these payments. The Company has received a waiver for non-payment on this loan and is negotiating a revised payment plan with the lender.

At December 31, 2002, we have approximately $74,000 of cash. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of our cash needs, we will seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow or be able to continue as a business.

CONTROLS AND PROCEDURES

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company’s expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company’s operations and the fluctuation of the company’s common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company’s control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

99 (a) – Certification of Chief Financial Officer

99 (b) – Certification of Chief Executive Officer

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Data Corporation, A Florida corporation

Date: February 14, 2003

/s/ Randy S. Selman

Randy S. Selman, President and Chief Executive Officer

/s/ Gail L. Babitt

Chief Financial Officer And Principal Accounting Officer