Form 10QSB
period 2003-03-31
VISUAL DATA CORP
filed 2003-05-14
CIK 919130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 1, 2003 the registrant had issued and outstanding 35,165,914 shares of common stock.

     Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EX-99.A Certification of the CFO
EX-99.B Certification of the CEO

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page Number

Table of Contents	2
Condensed Consolidated Balance Sheets at March 31, 2003 (Unaudited) and September 30, 2002	3
Condensed Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2003 and 2002 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2003 and 2002 (Unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	10 – 19

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,979	$60,603
Accounts receivable, net of allowance for doubtful accounts of $346,971 and $394,837, respectively	1,242,058	1,343,729
Prepaid expenses	316,239	467,051
Inventories	207,959	348,733
Other current assets	27,305	18,407

Total current assets	1,804,540	2,238,523
PROPERTY AND EQUIPMENT, net	1,262,824	1,993,214
INTANGIBLE ASSETS, net	4,375,235	4,682,408
OTHER NON-CURRENT ASSETS	991,364	246,201

Total assets	$8,433,963	$9,160,346

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,464,201	$2,670,111
Deferred revenue	93,796	108,010
Current portion of obligations under capital leases	229,544	334,351
Convertible debentures	1,502,598	—
Notes payable	1,426,349	1,129,047

Total current liabilities	5,716,488	4,241,519
LONG-TERM PORTION OF OBLIGATIONS UNDER
CAPITAL LEASES	—	92,056
CONVERTIBLE DEBENTURES	—	1,461,587
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares Class A7, par value $.0001 per share, authorized 162,500 shares, 116,832 and 11,832 issued and outstanding, respectively	12	1
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 34,582,914 and 31,762,164 issued and outstanding	3,458	3,176
Additional paid-in capital	56,119,627	54,517,509
Accumulated deficit	(53,405,622)	(51,155,502)

Total stockholders’ equity	2,717,475	3,365,184

Total liabilities and stockholders’ equity	$8,433,963	$9,160,346

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

REVENUE:
Webcasting and related equipment sales	$1,808,343	$1,923,986	$851,523	$1,390,891
Network equipment sales and rentals	362,256	508,262	148,901	309,826
Network usage	1,129,795	1,289,308	544,392	600,401
Travel production and distribution	216,411	306,010	94,487	166,471
Other	—	9,229	—	9,229

Total Revenue	3,516,805	4,036,795	1,639,303	2,476,818

OPERATING EXPENSES:
Webcasting and related equipment costs	665,816	649,299	311,984	521,017
Network equipment sales and rentals	182,945	253,370	88,221	165,042
Network usage	554,197	789,678	269,523	385,100
Travel production and distribution	7,579	58,531	2,319	32,730
General and administrative:
Compensation	1,973,034	2,471,932	985,294	1,320,994
Professional fees	541,231	736,134	318,888	437,995
Other	650,067	709,073	314,722	363,785
Sales and marketing	13,266	101,804	6,342	44,815
Depreciation and amortization	1,061,942	892,482	513,030	603,259

Total operating expenses	5,650,077	6,662,303	2,810,323	3,874,737

Loss from operations	(2,133,272)	(2,625,508)	(1,171,020)	(1,397,919)

OTHER INCOME (EXPENSE):
Interest income	199	2,693	55	1,640
Loss on debenture	—	(3,573,103)	—	(3,573,103)
Interest expense	(418,745)	(408,827)	(190,453)	(291,457)
Other income (expense)	301,698	6,428	285,078	69,036

Total other income (expense), net	(116,848)	(3,972,809)	94,680	(3,793,884)

Net loss from continuing operations	(2,250,120)	(6,598,317)	(1,076,340)	(5,191,803)

DISCONTINUED OPERATIONS:
Loss from golf, leisure and syndication group	—	(588,760)	—	—
Loss from financial solutions group	—	(174,216)	—	(1,674)

Loss from discontinued operations	—	(762,976)	—	(1,674)

Net Loss	(2,250,120)	$(7,361,293)	$(1,076,340)	$(5,193,477)

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued, Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,

	2003	2002	2003	2002

Loss per share – basic and diluted:
Continuing operations	$(.07)	$(.34)	$(.03)	$(.23)
Discontinued operation	—	(.04)	—	—

Net loss per share	$(.07)	$(.38)	$(.03)	$(.23)

Weighted average shares of common stock outstanding	32,039,441	19,242,472	32,652,464	22,303,986

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,250,120)	$(7,361,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,061,942	892,482
Provision (reduction) in allowance for doubtful accounts	(47,866)	46,842
Reduction in allowance for inventory obsolescence	—	(59,000)
Loss from discontinued operations	—	762,976
Loss from write-off of GSI debenture	—	3,573,103
Loss from retirement of fixed assets	19,001	—
Gain on settlements of obligations	(314,579)	—
Interest expense on convertible debentures and other	273,553	273,384
Amortization of discount on notes payable	44,603	—
Amortization of debt issue costs	46,271	—
Amortization of deferred services and incentives	341,092	593,421
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	149,537	(201,434)
Decrease (increase) in prepaid expenses	(87,094)	38,260
Increase in other current assets	(8,898)	(49,387)
Decrease in inventories	140,774	102,895
(Decrease) increase in accounts payable and accrued liabilities	307,722	(533,452)
Decrease in deferred revenue	(14,214)	(114,433)

Net cash used in operating activities	(338,276)	(2,035,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(43,380)	(15,532)
Decrease in restricted cash	—	182,189
Acquisition of Media On Demand	—	79,875
Increase in other non-current assets	1,795	25,933

Net cash (used in) provided by investing activities	(41,585)	272,465

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued, Unaudited)

	Six Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage note payable	$—	$(22,898)
Payments on capital leases	(161,863)	(119,044)
Proceeds from issuance of common stock, net	—	450,000
Proceeds from notes payable	361,000	2,000,000
Repayment of notes payable	(94,800)	(200,000)
Proceeds from issuance of preferred stock, net	225,900	261,000
Redemption of convertible debentures	—	(345,000)
Proceeds from exercise of warrants and options	—	325,010

Net cash provided by financing activities	330,237	2,349,068

CASH USED IN DISCONTINUED OPERATIONS:
Operating activities	—	(527,637)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,624)	58,260
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,603	52,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,979	$110,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,259	$91,676

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued, Unaudited)

	Six Months Ended
	March 31,

	2003	2002

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures	$—	$858,170
Issuance of warrants and options for deferred services and incentives	349,801	307,474
Investment in OnStream Media by issuing common stock	—	200,000
Investment in OnStream Media by issuing preferred stock	750,000	—
Issuance of stock for interest	22,200	584,618
Issuance of stock for repayment of debt	84,500	—
Issuance of common stock for media content	—	222,000
Issuance of common stock for MOD acquisition	—	2,279,855
Issuance of common stock for payment of accounts payable	170,010	165,795

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

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

The Visual Data Webcasting Group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting Group generates revenues through production and distribution fees. On February 7, 2002, MediaOnDemand.com, Inc. (“MOD”) was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation. MOD provided The Company with expanded capabilities and clients in the media video webcasting segment.

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
MARCH 31, 2003

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

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $53,405,622 as of March 31, 2003. The Company’s operations have been financed primarily through the issuance of equity. The Company’s liquidity has substantially diminished because of such continuing operating losses and a working capital deficit of approximately $3.9 million and the Company will be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the six months ended March 31, 2003, we had a net loss from continuing operations of approximately $2,250,000, reclassified the approximately $1,500,000 convertible debenture from non-current to current and cash used in operations of approximately $338,000. The terms of our outstanding 6% convertible debentures provide that our failure to maintain a listing of our common stock on the Nasdaq Stock Market is an event of default under the debentures. If our common stock was to be delisted from the Nasdaq SmallCap Market, the debenture holders would have the right, after five days, to demand the repayment in full of all amounts outstanding under the debentures. The Company’s forecast for fiscal year 2003 anticipates a reduction in cash used for operations. At March 31, 2003, we had approximately $11,000 of cash and cash equivalents. Subsequent to March 31, 2003 we have raised an additional $600,000 through the issuance of a promissory note. See Note 9.

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
MARCH 31, 2003

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
MARCH 31, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

For the periods ended March 31, 2003 and 2002, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 14,082,457 and 15,761,833 at March 31, 2003 and 2002, respectively. In addition, the Company has 116,832 shares of Class A-7 Convertible Preferred Stock and approximately $1,503,000 in convertible debentures at March 31, 2003, which can potentially convert into 4,673,280 and 5,309,534 shares of our common stock, respectively. The potential dilutive effects of the Class A-7 Convertible Preferred Stock and convertible debentures have been excluded from the calculation of net loss per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2002 should be read in conjunction with these statements. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of March 31, 2003 and the results of their operations and cash flows for the six months ended March 31, 2003 and 2002. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2003.

NOTE 2: INVESTMENTS

The Company has an investment in Curaspan, Inc. for approximately $108,000. This investment was accounted for under the cost method of accounting since we own a minority interest in this business. The carrying value of these investments is periodically evaluated by the Company to determine if any impairment has occurred. The investment in Curaspan, Inc. was fully reserved at December 31, 2002 as a result of their losses from operations during the last two fiscal years in addition to an existing burn rate which requires additional capital to sustain the operation.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 2: INVESTMENTS (Continued)

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream media provides a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system digitizes, encodes, indexes, transports and centralizes all rich media content within an organization and makes it immediately available worldwide, saving valuable time and money. The system is designed and managed by SAIC, the country’s foremost IT security firm, providing services to all branches of the federal government as well as the worlds leading corporations. As of March 31, 2003, the Company’s investment is accounted for under the equity method. As a result of the transaction occurring on March 21, 2003, no equity pick-up was performed for the quarter ended March 31, 2003 due to the immateriality. The Company will fully implement the equity accounting transaction as of April 1, 2003. See Note 8.

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
MARCH 31, 2003

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

In the event that the market price of the Company’s common shares shall be less than $1.50 per share for 20 consecutive trading days, at the Company’s option all or a portion of the 6% Convertible Debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the 6% Convertible Debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the 6% Convertible Debenture), subject to certain conditions. The Company’s redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date. In addition, the holders of the 6% Convertible Debentures have the right to convert the debentures at any time until the Redemption

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 3: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Closing Date. At March 31, 2003, the outstanding principal and interest on the 6% Convertible Debenture was $1,502,598. The balance at March 31, 2003 includes the redemption premium of approximately $177,000.

On December 4, 2001 we entered into a private debt financing transaction with a shareholder pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The note bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 500,000 shares of common stock. This payment of interest utilizing common stock results in an effective interest rate of 36%. In February 2002 we took the final advance on the note and agreed to prepay the interest on the note with 500,000 additional shares of common stock. This value of the stock issued was approximately $585,000. In June 2002, we issued 55,000 shares of stock valued at $34,500 to the lender as a principal payment. The balance on the note at March 31, 2003 is $1,050,000.

Beginning April 2002 we were required to make principal payments on the note of $125,000 per month, until such time as we repaid $1 million of the note, and thereafter our monthly payments shall be fixed at $100,000. At such time as we receive equity or strategic financing in excess of $1.5 million (other than certain excluded transactions), 30% of the net proceeds of such funds will be used by us to reduce the principal owed under the note. If we receive $5 million in an equity or strategic financing transaction (other than certain excluded transactions), then the entire remaining principal amount of the note is to be repaid by us. In April 2003, the Company received a $600,000 loan from a shareholder. These were advances for a transaction the Company was in the process of finalizing. On May 5, 2003, the Company and the shareholder refinanced the existing obligation of the Company. See Note 9.

We granted the lender a security interest in substantially all of our tangible and intangible assets, and issued him a warrant to purchase 1 million shares of our common stock at an exercise price of $1.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights. The shares underlying the warrants have not been registered as of yet, although, the Company received a waiver from the warrant holder.

In conjunction with the transaction, all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each agreed to cancel 750,000 options held by them to purchase shares of our common stock.

In November 2002, the Company received a $200,000 loan from a shareholder. The principal plus interest of $6,666 are due on March 25, 2003. In addition, the Company issued 75, 000 shares of common stock to the lender. As of March 31, 2003, the Company was delinquent on the repayment of this note. The Company is currently in discussions with the note holder to modify the terms of the agreement.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 3: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

In January 2003, the Company received a loan from a shareholder for $100,000. The principal plus interest of $3,333 are due May 15, 2003. In addition, the Company issued 37,500 shares of common stock to the lender.

The Company leases certain computer equipment and office equipment. Interest rates range from 11% to 27% on these leases. During the three months ended March 31, 2003, the Company negotiated settlements with several of these leases and paid approximately $82,500. As a result, a gain of approximately $32,000 was recognized during the three months ended March 31, 2003 associated with these settlements. The Company is currently in default on other capital lease obligations not settled and its capital lease obligations have been classified as current. Included in the current portion of capital leases is approximately $117,000 of payments that are past due. Most of these leases are personally guaranteed by the Company’s Divisional President of MOD.

In October and November 2002, The Company received loans from directors and officers aggregating $61,000. The loans were made to cover short term working capital needs and do not currently bear interest. Upon repayment of these loans, the directors will decide the appropriate compensation for these loans, which will not exceed the current financing terms.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

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

For the six and three months ended March 31, 2003, the Company provided webcasting services to one significant customer, CCBN. This customer was a customer of MOD, and, therefore, we do not have revenues from this customer until the quarter ended March 31, 2002. For the six and three months ended March 31, 2002, the Company provided webcasting services to one significant customer, PR Newswire. During the later part of fiscal 2002, PR Newswire created an operating group, Multivu, to manage the large video events. In addition, PR Newswire transitioned their audio only webcasting business to Thomson financial. Therefore, PR Newswire was not a significant customer for the six and three months ended March 31, 2003. For the six months ended March 31, 2003 and 2002 sales to CCBN were approximately $656,000 or 19% and approximately $145,000 or 4% of total consolidated revenue, respectively. For the three months ended March 31, 2003 and 2002 sales to CCBN were approximately $295,000 or 18% and approximately $145,000 or 6% of total consolidated revenue. For the six months ended March 31, 2003 and 2002 sales to PR Newswire were approximately $11,000 or 0% and $829,000 or 20% of total consolidated revenue, respectively. For the three months ended March 31, 2003 and 2002 sales to PR Newswire were approximately $11,000 or 1% and $371,000 or 15% of total consolidated revenue, respectively. The contract with either of these customers can be terminated upon a 30-day notification.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 4: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the six and three months ended March 31, 2003 and 2002.

	Six Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue:
Webcasting Group	$1,808,343	$1,923,986	$851,523	$1,390,891
Networking Solutions Group	1,492,051	1,797,570	693,293	910,227
Travel Group and Other	216,411	315,239	94,487	175,700

Total consolidated revenue	3,516,805	4,036,795	1,639,303	2,476,818
Segment operating income (loss)
Webcasting Group	198,727	509,503	71,095	288,030
Networking Solutions Group	156,036	(137,669)	39,392	(54,687)
Travel Group and Other	83,578	(260,425)	44,116	(104,829)

Total operating income	438,341	111,409	154,603	128,514
Depreciation and amortization	1,061,942	892,482	513,030	603,259
Corporate and unallocated shared expenses	1,509,671	1,844,436	812,593	923,174
Other expense (income)	116,848	3,972,809	(94,680)	3,793,884

Loss before discontinued operations	(2,250,120)	(6,598,317)	(1,076,340)	(5,181,803)
Loss from discontinued operations	—	(762,976)	—	(1,674)

Net loss	$(2,250,120)	$(7,361,293)	$(1,076,340)	$(5,193,477)

	As of March 31,

	2003	2002

Total assets:
Webcasting Group	$3,615,370	$4,309,203
Networking Solutions Group	3,101,964	4,548,992
Travel Group	206,703	823,151
Other	1,519,926	3,071,237

Total	$8,433,963	$13,752,583

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 5: STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company’s shareholders adopted the 1996 Stock Option Plan (the “Plan”). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan (“Plan Options”). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 11,000,000 Plan Options and added an equity compensation component. At March 31, 2003 and 2002 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for management, employees and directors for the six months ended March 31, 2003 is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Balance, beginning of period	8,924,659	$2.20
Expired	(1,569,225)	2.18
Exercised	—	—
Granted	33,000	.30

Balance, end of period	7,388,434	$2.20

Exercisable at end of period	5,204,666	$2.57

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the six months ended March 31, 2003, the Company granted 10,000 options to consultants at a weighted average fair value of $.10 per share and an exercise price of $.30 per share. At March 31, 2003 the Company had 2,497,191 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company has recognized approximately $42,000 and $405,000 in expense for consultant options during the six months ended March 31, 2003 and 2002, respectively. The Company has recognized approximately $24,000 and $235,000 in expense for consultant options during the three months ended March 31, 2003 and 2002, respectively.

At March 31, 2003, there were vested warrants to purchase an aggregate of 4,196,832 shares of common stock outstanding, inclusive of the Debenture Warrants and warrant issued to lender discussed in Note 3. All warrants outstanding are fully vested. The warrants contain exercise prices ranging from $.30 to $16.50 expiring from July 2003 to April 2007.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 6: ACQUISITION OF MEDIA ON DEMAND.COM

On February 7, 2002, MediaOnDemand.com, Inc. (“MOD”) was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation. VDAT controlled MOD as of January 1, 2002 and had made advances of $157,000 to MOD as of that date. The results of MOD are included in these financial statements as if the transaction had occurred on January 1, 2002. All outstanding shares of MOD capital stock and options have been converted into an aggregate of 3,400,000 shares of VDAT restricted common stock. The value of the common stock issued was approximately $2.1 million, based on a share value of $0.63 on February 7, 2002. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $1 million. Therefore, as a result of the acquisition, approximately $3.1 million of the purchase price was allocated to customer lists. This intangible asset is being amortized over a five-year period. The following table sets forth the unaudited pro-forma consolidated results of operations for the six and three months ended March 31, 2003 and 2002 giving effect to the acquisition of MOD, as if the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):

	Six Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues	$3,517	$4,789	$1,639	$3,229
Net loss	(2,250)	(8,396)	(1,076)	(5,193)
Net loss per share	$(0.07)	$(0.37)	$(0.03)	$(0.20)

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

Losses form discontinued operations amounted to approximately $763,000 and $2,000 for the six and three months ended March 31, 2002, respectively. There were no losses from discontinued operations recognized during the six and three months ended March 31, 2003. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 and $0 of operating losses are classified as discontinued operations for the six and three months ended March 31, 2002, respectively. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 and $2,000 as discontinued operations for the six and three months ended March 31, 2003, respectively.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 7: DISCONTINUED OPERATIONS (Continued)

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

The following table sets forth a summary of the results of operations of the Company’s Financial Solutions Group (“TFN”) and the Golf, Leisure and Syndication Group (“GSUS”):

	Six Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

TFN:
Revenue	$—	$15	$—	$—
Operating loss	—	(174,216)	—	(1,674)
Net loss	$—	$(174,216)	$—	$(1,674)

GSUS:
Revenue	$—	$516,790	$—	$—
Operating loss	—	(588,760)	—	—
Net loss	$—	$(588,760)	$—	$—

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 8: EQUITY

In October and November 2002, the Company sold 20,000 shares of Class A-7 Convertible Preferred Stock (“Shares of Preferred”) for $240,000 and paid a financing fee of $31,200, issued 5,000 Shares of Preferred for services rendered and to be rendered and issued 15,000 Shares of Preferred in a conversion from common stock. Each Share of Preferred converts to 40 shares of common stock (at $.30 per share). The Company allowed investors to convert common stock purchased in March or June 2002, which was adjusted to $.30 per share and $.283 per share, respectively, into Shares of Preferred if they purchased an equal or greater amount of Shares of Preferred. The 600,000 shares of common stock that were converted into 15,000 Shares of Preferred would result in the issuance of 600,000 shares of common stock if converted under the terms of the Shares of Preferred.

In January 2003, the Company sold 2,500 Shares of Preferred for $30,000 and paid a financing fee of $3,900.

In March 2003, the Company issued 62,500 Shares of Preferred, with a value of $750,000, to Onstream Media in exchange for 1,500,000 of common stock in Onstream Media. This increases the Company’s ownership in Onstream Media to approximately 29%. The total investment in Onstream Media is approximately $950,000.

As of March 31, 2003, the Company has not declared the dividend as prescribed in the designation of the Shares of Preferred. The amount owed at March 1, 2003 was approximately $29,000.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 9: SUBSEQUENT EVENTS

In April 2003, the Company received a $600,000 loan from a shareholder. These were advances for a transaction the Company was in the process of finalizing. On May 5, 2003, the Company and the shareholder refinanced the existing obligation of the Company. The shareholder note had a balance of $1,050,000 at March 31, 2003. The shareholder agreed to fund an additional $950,000 as working capital, $1,000,000 as restricted cash and restructure the balance on his note of $1,050,000 into this transaction. As a result, the Company has a long-term note of $3,000,000 to the shareholder, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued the shareholder 140,000 shares of Class A-8 Convertible Preferred Stock (“Class A-8”). The stated value of the Class A-8 is $6 per share. The Class A-8 is zero coupon and converts to 20 shares of common stock (at $.30 per share). In addition, the note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a Quarterly basis, and a balloon at the end of the term. The $1,000,000 is restricted cash is to be utilized at the shareholder’s discretion. In addition, the shareholder converted his outstanding common stock in the Company, approximately 2,200,000 shares, into 110,000 shares of Class A-8.

In March 2003 we received a letter from The Nasdaq Stock Market informing us that we were eligible to have our common stock delisted from The Nasdaq SmallCap Market at the opening of business March 28, 2003. In the letter received from The Nasdaq Stock Market, we were notified that we had not regained compliance with the minimum $1.00 bid price per share requirement, as set forth in Marketplace Rule 4310(c)(4). In addition, we were informed that we were not eligible for an additional 90 calendar day compliance period given that we do not meet the initial inclusion requirements of The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A); specifically that we do not qualify with the $5 million stockholders’ equity, $50 million market value of listed securities or $750,000 net income from continuing operations requirement.

We availed ourselves of our right to appeal this determination to a Nasdaq Listing Qualifications Panel, pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. This hearing request automatically stayed the delisting of our common stock pending the Panel’s decision. On April 24, 2003 we appeared at an oral hearing with the Panel. In our proxy statement filed on April 24, 2003 for our 2003 Annual Meeting of Shareholders to be held on June 20, 2003 we proposed a reverse stock split of up to one for twenty as part of our proposed plan of compliance with respect to the minimum $1.00 bid requirement. At the hearing the Panel advised us that it is reviewing our plan to regain compliance with the $1.00 minimum bid requirement and as well as additionally reviewing our ability to meet the continued listing standards of the Nasdaq SmallCap Market for the foreseeable future. There are no assurances that the Panel will grant our request for continued listing on The Nasdaq SmallCap Market.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six months ended March 31, 2003 compared to six months ended March 31, 2002:

REVENUE

We recognized revenue of approximately $3,517,000 from continuing operations for the period ended March 31, 2003, representing a decrease of approximately $520,000 (13%) over revenues of approximately $4,037,000 for the same period last year. Revenues from the Webcasting Group accounted for approximately $1,808,000 for the period ended March 31, 2003 as compared to approximately $1,924,000 for the same period in 2002, which represents a decrease of approximately $116,000 (6%). Included in last year results were revenues from a one-time studio construction project for Lehman Brothers for approximately $368,000. Revenues from network equipment sales from the Networking Solutions Group accounted for approximately $362,000 for the period ended March 31, 2003 as compared to approximately $508,000 for the same period in 2002, which represents a decrease of approximately $146,000 (29%). This decrease was due to cash constraints on the Company that limited the Company’s ability to purchase inventory, and, therefore, created a reduction in equipment sales and rentals. Revenues from network usage amounted to approximately $1,130,000 as compared to $1,289,000 representing a decrease of $159,000 (12%). This decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. This decision was based upon the usage incurred by these customers, the customer’s payment history as well as the margin achieved from these circuits. In addition, we experienced some churn of existing customers who had decided to manage their own networks. Revenues from the Travel Group accounted for approximately $216,000 for the period ended March 31, 2003 as compared to approximately $306,000 for the same period in 2002, which represents a decrease of approximately $90,000 (29%.) The decrease is the result of fewer new customer vignettes produced. The Company, as part of its overall strategy to become cash flow positive, decided to minimize expenses and reduce the staff to essential employees. By making these changes, the Company has transitioned the Travel Group from a division that burns cash to be cash flow positive (when unburdened by corporate overhead).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $666,000 for the period ended March 31, 2003, as compared to approximately $649,000 for the same period last year, which represents an increase of approximately $17,000 (3%). Cost of webcasting revenue increased due to an expansion and additional redundancy of our webcasting facilities including co-location and bandwidth. Cost of revenue from the network equipment sales and rentals accounted for approximately $183,000 for the period ended March 31, 2003 as compared to approximately $253,000 for the same period in 2002, which represents a decrease of approximately $70,000 (28%) due to fewer sales. Cost of revenue from network usage accounted for approximately $554,000 for the period ended March 31, 2003 as compared to approximately $790,000 for the same period in 2002, which represents a decrease of approximately $236,000 (30%) as a result of less costs due to reduced revenues and the decision to transition less profitable circuits directly to customers. Travel production and distribution cost of revenue for the period ended March 31, 2003 was approximately $8,000 representing a decrease of approximately $51,000 (86%) from $59,000 for the same period last year as a result of fewer new customer vignettes produced.

Compensation expense for the period ended March 31, 2003 of approximately $1,973,000 decreased approximately $499,000 or 20% from approximately $2,472,000 for the same period last year due to cost containment measures adopted which were partially offset by additional costs related to the acquisition of MOD. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $541,000 for the period ended March 31, 2003 decreased approximately $195,000 (26%) from approximately $736,000 for the same period last year due to reduced legal, option and warrant expense and the timing for filing of the annual report. Other administrative expenses of approximately $650,000 decreased approximately $59,000 (8%) from approximately $709,000 during the same period last year due to reduced costs incurred as a result of cost containment measures adopted offset by additional costs of MOD. Sales and marketing decreased approximately $89,000 (87%) to approximately $13,000 for the period ended March 31, 2003 as compared to approximately $102,000 for the same period last year due to reduced marketing costs as a part of the cost containment program. Depreciation and amortization of approximately $1,062,000 for the period ended March 31, 2003 increased approximately $170,000 (19%) from approximately $892,000 for the same period last year due the depreciation of assets acquired from MOD and the amortization of the customer list resulting from the MOD acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other expense was approximately $117,000 during the period ended March 31, 2003, as compared to approximately $3,973,000 for the same period last year, which represents an decrease of approximately $3,856,000 (97%). The decrease is the result of the loss recognized from the GSI debenture of approximately $3,573,000, which is partially off-set by the $296,000 increase in other income. Other income was approximately $302,000 for the period ended March 31, 2003 as compared to approximately $6,000 for the same period last year representing an increase of $296,000 or (49%). Included in other income for the period ended March 31, 2003 are gains recognized from settlements of existing obligations with creditors and lenders.

DISCONTINUED OPERATIONS

Losses from discontinued operations amounted to approximately $763,000 for the period ended March 31, 2002. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 of operating losses are classified as discontinued operations for the period ended March 31, 2002. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 as discontinued operations for the period ended March 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) Three months ended March 31, 2003 compared to three months ended March 31, 2002:

REVENUE

We recognized revenue of approximately $1,639,000 from continuing operations for the period ended March 31, 2003, representing a decrease of approximately $838,000 (34%) over revenues of approximately $2,477,000 for the same period last year. Revenues from the Webcasting Group accounted for approximately $852,000 for the period ended March 31, 2003 as compared to approximately $1,391,000 for the same period in 2002, which represents a decrease of approximately $539,000 (39%). Included in last year results were revenues from a one-time studio construction project for Lehman Brothers for $368,000. In addition, as a result of competition the Company decreased it’s pricing, which resulted in a decline in revenues. Revenues from network equipment sales from the Networking Solutions Group accounted for approximately $149,000 for the period ended March 31, 2003 as compared to approximately $310,000 for the same period in 2002, which represents a decrease of approximately $161,000 (52%). This decrease was due to cash constraints on the Company that limited the Company’s ability to purchase inventory, and, therefore, created a reduction in equipment sales and rentals. Revenues from network usage amounted to approximately $544,000 for the period ended March 31, 2003 as compared to approximately $600,000 for the same period in 2002, representing a decrease of $56,000 (9%). This decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. This decision was based upon the usage incurred by these customers, the customer’s payment history as well as the margin achieved from these circuits. In addition, we experienced some churn of existing customers who had decided to manage their own networks. Revenues from the Travel Group accounted for approximately $94,000 for the period ended March 31, 2003 as compared to approximately $166,000 for the same period in 2002, which represents a decrease of approximately $72,000 (43%.) The decrease is the result of fewer new customer vignettes produced. The Company, as part of its overall strategy to become cash flow positive, decided to minimize expenses and reduce the staff to essential employees. By making these changes, the Company has transitioned the Travel Group from a division that burns cash to be cash flow positive (when unburdened by corporate overhead).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $312,000 for the period ended March 31, 2003, as compared to approximately $521,000 for the same period last year, which represents a decrease of approximately $209,000 (40%). The decrease is the result of a decrease in sales. Cost of revenue from the network equipment sales and rentals accounted for approximately $88,000 for the period ended March 31, 2003 as compared to approximately $165,000 for the same period in 2002, which represents a decrease of approximately $77,000 (47%) due to reduced sales. Cost of revenue from network usage accounted for approximately $270,000 for the period ended March 31, 2003 as compared to approximately $385,000 for the same period in 2002, which represents a decrease of approximately $115,000 (30%) as a result of less costs due to reduced revenues and the decision to transition less profitable circuits directly to customers. Travel production and distribution cost of revenue for the period ended March 31, 2003 was approximately $2,000 representing a decrease of approximately $31,000 (94%) from $33,000 for the same period last year as a result of fewer new customer vignettes produced.

Compensation expense for the period ended March 31, 2003 of approximately $985,000 decreased approximately $336,000 or 25% from approximately $1,321,000 for the same period last year due to cost containment measures adopted. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $319,000 for the period ended March 31, 2003 decreased approximately $119,000 (27%) from approximately $438,000 for the same period last year due to reduced legal and the timing for filing of the annual report. Other administrative expenses of approximately $315,000 decreased approximately $49,000 (13%) from approximately $364,000 during the same period last year due to reduced costs incurred as a result of cost containment measures adopted. Sales and marketing decreased approximately $39,000 (87%) to approximately $6,000 for the period ended March 31, 2003 as compared to approximately $45,000 for the same period last year due to reduced marketing costs as a part of the cost containment program. Depreciation and amortization of approximately $513,000 for the period ended March 31, 2003 decreased approximately $90,000 (15%) from approximately $603,000 for the same period last year due to several assets fully depreciating.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income was approximately $95,000 during the period ended March 31, 2003, as compared to other expense of approximately $3,794,000 for the same period last year, which represents an decrease of approximately $3,889,000 (103%). The decrease is the result of the loss recognized from the GSI debenture of approximately $3,573,000 and a decrease in interest expense of approximately $101,000, which is partially off-set by the $216,000 increase in other income. Interest expense amounted to approximately $190,000 for the period ended March 31, 2003 compared to approximately $291,000 for the same period last year representing a decrease of approximately $101,000, primarily due to reduced interest on the debentures and mortgage interest included last year on the building. Other income was approximately $285,000 for the period ended March 31, 2003 as compared to approximately $69,000 for the same period last year representing an increase of $216,000. Included in other income for the period ended March 31, 2003 are gains recognized from settlements of existing obligations with creditors and lenders.

DISCONTINUED OPERATIONS

Losses from discontinued operations amounted to approximately $2,000 for the period ended March 31, 2002 as a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group and the Financial Solutions Group.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit at March 31, 2003 was approximately $3,911,000, an increase of approximately $1,908,000 from a deficit of approximately $2,003,000 at September 30, 2002. The decrease in working capital was primarily attributable to cash used in operating activities of approximately $338,000 for the six months ended March 31, 2003. The Company has been operating with a cash burn rate. In order to manage cash flows, the Company has issued common stock to satisfy obligations. For the six months ended March 31, 2003, the Company has issued approximately 1,437,000 shares of common stock to satisfy approximately $170,000 of obligations.

Net cash used in investing activities was approximately $42,000 for the six months ended March 31, 2003. Net cash provided by financing activities for the six months ended March 31, 2003 was approximately $330,000. Principal sources of cash were net proceeds from the issuance of preferred stock of approximately $226,000 and the issuance of short-term debt securities of approximately $361,000 partially offset by approximately $257,000 of debt and capital lease repayments. In addition to the operating burn rate, the Company has a debt service from one of its loans and monthly obligations on its capital leases. The company has settled several capital leases which resulted in a net gain of approximately $32,000. The Company is not current with payments on other capital leases not settled.

At March 31, 2003, we have approximately $11,000 of cash. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, which includes our CEO and our CFO, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

99 (a) – Certification of Chief Financial Officer

99 (b) – Certification of Chief Executive Officer

Reports on Form 8-K

On March 19, 203, we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5., that the Company requested a hearing to appeal the delisting from the Nasdaq SmallCap Market..

On May 7, 2003 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5., that the Company entered into a private debt financing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Data Corporation,
A Florida corporation

Date: May 12, 2003

/s/ Randy S. Selman

Randy S. Selman,
President and Chief Executive Officer

/s/ Gail L. Babitt

Chief Financial Officer
And Principal Accounting Officer

CERTIFICATION

     I, Randy S. Selman, certify that:

    1.    I have reviewed this quarterly report on Form 10-QSB of Visual Data Corporation;

    2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this quarterly report;

    3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.    The registrant’s other certifying officer and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c.         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

              a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

              b.         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

    6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     May 12, 2003

By: /s/ Randy S. Selman
Randy S. Selman,
President, CEO and principal
executive officer

CERTIFICATION

     I, Gail Babitt, certify that:

    1.    I have reviewed this quarterly report on Form 10-QSB of Visual Data Corporation;

    2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this quarterly report;

    3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.    The registrant’s other certifying officer and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c.         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

              a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

              b.         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

    6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     May 12, 2003

By: /s/ Gail Babitt
Gail Babitt, Chief Financial Officer