Form 10QSB
period 2003-06-30
VISUAL DATA CORP
filed 2003-08-13
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to ___________________

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No    ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 1, 2003 the registrant had issued and outstanding 2,555,008 shares of common stock.

     Transitional Small Business Disclosure Format (check one);    Yes   ☐   No    ☒

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EX-3.(A) ARTICLES OF AMENDMENT TO THE ARTICLES
EX-31.1 SECTION 302 CERTIFICATIONS OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Visual Data’s expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the operations, the fluctuation of the Visual Data’s common stock price, and other factors discussed elsewhere in this report and in other documents filed by Visual Data with the Securities and Exchange Commission from time to time. Many of these factors are beyond the company’s control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in this report we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

All share and per share data contained herein gives effect to the one-for-fifteen reverse stock split affected by the registrant on June 24, 2003.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220,984	$60,603
Restricted cash	1,000,270	—
Accounts receivable, net of allowance for doubtful accounts of $352,371 and $394,837, respectively	1,159,469	1,343,729
Prepaid expenses	1,092,508	467,051
Inventories	174,997	348,733
Other current assets	16,291	18,407

Total current assets	3,664,519	2,238,523

PROPERTY AND EQUIPMENT, net	1,145,467	1,993,214
INTANGIBLE ASSETS, net	4,221,649	4,682,408
OTHER NON-CURRENT ASSETS	941,995	246,201

Total assets	$9,973,630	$9,160,346

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,436,492	$2,670,111
Deferred revenue	32,509	108,010
Current portion of obligations under capital leases	65,438	334,351
Convertible debentures	1,522,879	—
Notes payable	125,000	1,129,047

Total current liabilities	3,182,318	4,241,519

LONG-TERM PORTION OF OBLIGATIONS UNDER CAPITAL LEASES	—	92,056
CONVERTIBLE DEBENTURES	—	1,461,587
LONG-TERM DEBT	2,844,575	—

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares
Class A7, par value $.0001 per share, authorized 162,500 shares, 86,832 and 11,832 issued and outstanding, respectively	9	1
Class A8, par value $.0001 per share, authorized 300,000 shares, 257,750 issued and outstanding	26	—
Class A9, par value $.0001 per share, authorized 100,000 shares, 30,000 issued and outstanding	3	—
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 2,555,008 and 2,117,478 issued and outstanding	255	212
Additional paid-in capital	58,122,886	54,520,473
Accumulated deficit	(54,176,442)	(51,155,502)

Total stockholders’ equity	3,946,737	3,365,184

Total liabilities and stockholders’ equity	$9,973,630	$9,160,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

REVENUE:
Webcasting and related equipment sales	$2,833,500	$3,384,750	$1,025,157	$1,460,764
Network equipment sales and rentals	605,409	808,231	243,154	299,969
Network usage	1,669,089	1,890,951	539,294	601,643
Travel production and distribution	305,547	475,350	89,135	169,340
Other	—	17,178	—	7,949

Total Revenue	5,413,545	6,576,460	1,896,740	2,539,665

OPERATING EXPENSES:
Webcasting and related equipment costs	958,526	1,156,074	292,710	506,775
Network equipment sales and rentals	325,776	406,151	142,830	152,781
Network usage	790,529	1,110,315	236,332	320,638
Travel production and distribution	8,492	89,707	912	31,176
General and administrative:
Compensation	2,889,950	3,773,792	916,916	1,301,860
Professional fees	748,217	1,065,709	206,986	329,575
Other	988,505	1,163,432	338,438	454,359
Sales and marketing	14,314	130,388	1,051	28,583
Depreciation and amortization	1,536,024	1,489,735	474,082	597,253

Total operating expenses	8,260,333	10,385,303	2,610,257	3,723,000

Loss from operations	(2,846,788)	(3,808,843)	(713,517)	(1,183,335)

OTHER INCOME (EXPENSE):
Interest income	592	3,081	393	388
Loss on debenture	—	(3,573,103)	—	—
Interest expense	(740,355)	(810,075)	(321,610)	(401,248)
Other income (expense)	593,876	117,628	292,179	111,200

Total other income (expense), net	(145,887)	(4,262,469)	(29,038)	(289,660)

Net loss from continuing operations	(2,992,675)	(8,071,312)	(742,555)	(1,472,995)

DISCONTINUED OPERATIONS:
Loss from golf, leisure and syndication group	—	(588,760)	—	—
Loss from financial solutions group	—	(174,216)	—	—

Loss from discontinued operations	—	(762,976)	—	—

Net Loss	$(2,992,675)	$(8,834,288)	$(742,555)	$(1,472,995)

Loss per share – basic and diluted:
Continuing operations	$(1.33)	$(5.47)	$(.30)	$(.79)
Discontinued operation	—	(.52)	—	—

Net loss per share	$(1.33)	$(5.99)	$(.30)	$(.79)

Weighted average shares of common stock outstanding	2,248,048	1,475,521	2,472,218	1,860,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,992,675)	$(8,834,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,536,024	1,489,735
Provision for (reduction in) allowance for doubtful accounts	(42,466)	161,274
Reduction in allowance for inventory obsolescence	—	(92,000)
Loss from discontinued operations	—	762,976
Loss from write-off of GSI debenture	—	3,573,103
Minority interest loss on investment in Onstream Media	41,102	—
Loss from retirement of fixed assets	13,350	—
Gain on settlements of obligations	(622,678)	—
Interest expense on convertible debentures and other notes payable	406,360	376,097
Amortization of discount on notes payable	188,896	55,109
Redemption premium on convertible debenture	—	176,850
Amortization of debt issue costs	69,406	69,406
Amortization of deferred services and incentives	435,644	593,222
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	226,726	(401,341)
Decrease in prepaid expenses	69,127	162,915
Decrease in other current assets	2,116	16,391
Decrease in inventories	173,736	266,440
Decrease in accounts payable and accrued liabilities	(537,914)	(362,682)
Decrease in deferred revenue	(75,501)	(180,326)

Net cash used in operating activities	(1,108,747)	(2,167,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(240,868)	(113,277)
(Increase) decrease in restricted cash	(1,000,270)	182,189
Acquisition of Media On Demand	—	90,271
Decrease in other non-current assets	13,105	17,964

Net cash (used in) provided by investing activities	(1,228,033)	177,147

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued, Unaudited)

	Nine Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage note payable	$—	$(34,423)
Payments on capital leases	(185,058)	(174,609)
Proceeds from issuance of common stock, net	—	1,008,200
Proceeds from notes payable	2,146,433	3,000,000
Repayment of notes payable	(94,800)	(1,200,000)
Proceeds from issuance of preferred stock, net	630,586	261,000
Redemption of convertible debentures	—	(345,000)
Proceeds from exercise of warrants and options	—	325,010

Net cash provided by financing activities	2,497,161	2,840,178

CASH USED IN DISCONTINUED OPERATIONS:
Operating activities	—	(527,637)

NET INCREASE IN CASH AND CASH EQUIVALENTS	160,381	322,569

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,603	52,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220,984	$374,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$70,178	$128,482

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures	$—	$781,000
Issuance of warrants and options for deferred services and incentives	636,023	706,850
Investment in OnStream Media by issuing common stock	—	200,000
Investment in OnStream Media by issuing preferred stock	750,000	—
Issuance of stock and warrants for interest and principal on notes	430,980	939,424
Issuance of stock for prepaid interest	862,200	—
Issuance of common stock for media content	—	222,000
Issuance of common stock for MOD acquisition	—	2,138,260
Issuance of common stock for payment of accounts payable	264,440	537,408
Forgiveness of intercompany debt	—	157,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation (the “Company” or “Visual Data” or “VDAT”), organized in 1993, is a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. VDAT is comprised of three operating groups including: Visual Data Webcasting Group, Visual Data Networking Solutions Group (EDNET) and Visual Data Travel Group (includes HotelView and ResortView).

The Visual Data Webcasting Group provides an array of corporate-oriented web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting Group generates revenues through production and distribution fees. On February 7, 2002, MediaOnDemand.com, Inc. (“MOD”) was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of the Company. MOD provided the Company with expanded capabilities and clients in the media video webcasting segment.

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

The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled “vignettes” generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web (“COW”), which consists of a 2 minute narrated photo presentation of corporate properties. The Company warehouses all of its travel content on its own on-line travel portal — Travelago.com (“Travelago”).

The Visual Data Travel Group generates revenues from production and distribution fees. The Company owns or co-owns virtually all the content created, which provides content for syndication.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

During the fiscal year ended September 30, 2002, the Company had two additional operating groups, the Visual Data Financial Solutions Group and the Visual Data Golf, Leisure and Syndication Group. The Visual Data Financial Solutions Group was established in November 1999 to address the information needs of the financial sector. The Golf, Leisure and Syndication Group was formed in December 2000 with the acquisition of the Golf Society of the U.S., which was a membership business that markets to the golfing community. Its members were provided with the opportunity to acquire equipment, greens fees, trips and various other benefits at a discounted price. In December 2001 the Company decided to discontinue the operations of both the Financial Solutions Group and the Golf, Leisure and Syndication Group as a result of their adverse impact on the Company’s financial condition and in keeping with our overall strategic plan.

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $54,176,442 as of June 30, 2003. The Company’s operations have been financed primarily through the issuance of equity. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the nine months ended June 30, 2003, we had a net loss from continuing operations of approximately $2,993,000 and cash used in operations of approximately $1,109,000. The Company’s forecast for fiscal year 2003 anticipates a reduction in cash used for operations. At June 30, 2003, we had approximately $1,221,000 of cash and cash equivalents, including $1 million of restricted cash provided to the Company as a result of the financing of long-term debt from a shareholder. See Note 3.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Visual Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%.

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

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reverse Stock Split

On June 20, 2003, at the 2003 Annual Meeting of Shareholders the Company’s shareholders authorized a reverse stock split of between one-for-ten and one-for-twenty, at the discretion of the board of directors. On June 24, 2003 the Company affected a one-for-fifteen reverse stock split. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-fifteen reverse stock split. Additional information is presented at Note 8.

Earnings Per Share

For the periods ended June 30, 2003 and 2002, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 934,528 and 1,160,609 at June 30, 2003 and 2002, respectively. In addition, the Company has 86,832 (Class A-7), 257,750 (Class A-8) and 30,000 (Class A-9) shares of Convertible Preferred Stock, and approximately $1,523,000 in convertible debentures outstanding at June 30, 2003, which can potentially convert into 231,557, 343,668, 100,000 and 358,747 shares of our common stock, respectively. The potential dilutive effects of the Class A-7, A-8 and A-9 Convertible Preferred Stock and convertible debentures have been excluded from the calculation of net loss per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2002 should be read in conjunction with these statements. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of June 30, 2003 and the results of their operations and cash flows for the nine months ended June 30, 2003 and 2002. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2003.

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

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 2: INVESTMENTS (Continued)

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream Media is a development stage company that intends to provide a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system is being designed to digitize, encode, index, transport and centralize all rich media content within an organization and make it immediately available worldwide, with the expectation that it will save companies valuable time and money. The system is being designed and managed by SAIC, the country’s foremost IT security firm, providing services to all branches of the federal government as well as the worlds leading corporations. Beginning April 1, 2003, the Company’s investment is accounted for under the equity method. As of June 30, 2003, included in other income and expense is a loss of $41,102 which represents approximately 29% of the loss from Onstream Media for the three months ended June 30, 2003. See Note 8.

These investments are included in the caption entitled other non-current assets in the accompanying consolidated balance sheets.

NOTE 3: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debenture

On December 8, 2000 we sold an aggregate of $2,040,000 principal amount of 6% convertible debentures and granted 33,334 one-year warrants with an exercise price of $60.00 per share and 13,334 five-year warrants with an exercise price of $31.95 per share to Halifax Fund, LP and Palladin Opportunity Fund, LLC, two unaffiliated third parties. Halifax Fund, LP and Palladin Opportunity Fund, LLC are affiliates as a result of common control of the entities. Each of Halifax Fund, LP and Palladin Opportunity Fund, LLC purchased the convertible debentures in the ordinary course of business, and at the time of purchase neither Halifax Fund, LP or Palladin Opportunity Fund, LLC had any agreement or understanding, directly or indirectly, with any person to distribute either the convertible debentures or the shares of our common stock into which they are convertible.

In January 2001, the debenture holders converted $800,000 principal amount of the debentures and $6,312 of accrued interest into an aggregate of 53,583 shares of our common stock based upon the then current conversion price of $15.045 per share pursuant to the terms of the debentures. On October 5, 2001, the debenture holders exercised their warrants for an aggregate of 33,334 shares of our common stock. The exercise price of these warrants was adjusted from $60.00 per share to $9.75 per share by us at the time of exercise.

In February 2001, the Company granted the debenture holders an additional 3,334 five-year warrants with an exercise price of $31.95 per share.

On May 23, 2001, the Company sold an additional 66,581 shares of common stock for $22.50 per share. As a result of the anti-dilution provisions of the warrants issued in conjunction with these debentures, the number of shares issuable upon the exercise of the five year warrants has been increased to 18,156 shares and the exercise price has been reduced to $29.33 per share.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 3: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

For a period of five days beginning on May 24, 2001, we had the right to sell to the purchasers an additional $1,020,000 principal amount of convertible debentures, with identical terms to those described above. On May 24, 2001, we exercised the put right for an additional $1,020,000 principal amount of 6% convertible debentures.

The floor price reset to $4.32 per share on December 8, 2001, and as a result of common stock issued by the Company below the $4.32 per share, the floor price was reset to $4.245, the lowest selling price of common stock by the Company. The floor of the convertible debenture is re-set when the Company sells stock for less then the existing floor, while the convertible debentures are still outstanding.

On December 11, 2001, the debenture holders converted $381,000 of principal and $23,048 of accrued interest into 46,765 shares of our common stock at a conversion price of $8.64 per share pursuant to the terms of the debentures.

On March 11, 2002, we redeemed $300,000 of the outstanding principal of the convertible debentures at 115% of par (for a total of $345,000), and the debenture holders each converted $200,000 of the outstanding principal and $54,119 of accrued interest (on the conversion and redemption) into and aggregate of 59,016 shares of common stock at $7.695 per share, in accordance with the conversion calculation from the 6% convertible debentures. We modified the terms of the 6% convertible debentures to redeem the remaining $1,179,000 of outstanding principal at 115% of par value in six equal quarterly installments beginning on July 1, 2002.

We granted the purchasers certain rights of first refusal as they relate to private equity or equity related transactions, and have agreed to certain other limitations regarding the issuance of securities at prices less than the conversion prices described above.

In August 2002 the debenture holders asserted a default in the modification agreement related to the debentures. We believe that if a default has occurred, the debenture holders only remedy is to convert the debentures into shares of our common stock as described above. The default notification also provided notice that the number of registrable securities (as defined in the registration rights agreement) exceeded 85% of the number of shares covered by the Company’s existing registration statements, and the Company had 15 days to comply. The Company filed a Registration Statement on Form S-3 to comply with this requirement.

In the event that the market price of the Company’s common shares shall be less than $22.50 per share for 20 consecutive trading days, at the Company’s option all or a portion of the 6% convertible debentures are redeemable in an amount equal to 115% of the Outstanding Principal Amount (as that term is defined in the 6% convertible debenture) plus all accrued but unpaid interest and all Delay Payments (as that term is defined in the 6% convertible debenture), subject to certain conditions. The Company’s redemption right shall, if exercised, be irrevocable, may be exercised no more than twice and may not be exercised again until three months after the first redemption closing date. In addition, the holders of the 6% convertible debentures have the right to convert the debentures at any time until the redemption closing date. At June 30, 2003, the outstanding principal and interest on the 6% convertible debenture was $1,522,879. The balance at June 30, 2003 includes the redemption premium of approximately $177,000 that we have accrued in the event such a premium should become due in the future. If the 6% convertible debentures are not redeemed, the Company believes the redemption premium will not be owed.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 3: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable

On December 4, 2001 we entered into a private debt financing transaction with a shareholder pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The note bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 33,334 shares of common stock. This payment of interest utilizing common stock results in an effective interest rate of 36%. In February 2002 we took the final advance on the note and agreed to prepay the interest on the note with 33,334 additional shares of common stock. The value of the stock issued was approximately $585,000. In June 2002, we issued 3,667 shares of stock valued at $34,500 to the lender as a principal payment. The balance on the note at March 31, 2003 is $1,050,000.

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

We granted the lender a security interest in substantially all of our tangible and intangible assets, and issued him a warrant to purchase 1 million shares of our common stock at an exercise price of $15.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights. The shares underlying the warrants have not been registered as of yet, although, the Company received a waiver from the warrant holder.

In conjunction with the transaction, all members of our management have each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each agreed to cancel 50,000 options held by them to purchase shares of our common stock.

In April 2003, the Company received a $600,000 loan from a shareholder. These were advances for a transaction the Company was in the process of finalizing. On May 5, 2003, the Company and the shareholder refinanced the existing obligation of the Company. The shareholder note had a balance of $1,050,000 at March 31, 2003. The shareholder agreed to fund an additional $950,000 as working capital, $1,000,000 as restricted cash and restructure the balance on his note of $1,050,000 into this transaction. As a result, the Company has a long-term note of $3,000,000 to the shareholder, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued the shareholder 140,000 shares of Class A-8 Convertible Preferred Stock (“Class A-8 Preferred”). The stated value of the Class A-8 Preferred is $6 per share. The Class A-8 Preferred is a zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). In addition, the note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a quarterly basis, and a balloon at the end of the term. The $1,000,000 restricted cash is to be utilized at the shareholder’s discretion. In addition, the shareholder converted his outstanding common stock in the Company, approximately 124,000 shares, into 92,750 shares of Class A-8 Preferred.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 3: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

In November 2002, the Company received a $200,000 loan from a shareholder. The principal plus interest of $6,666 were due on March 25, 2003. In addition, the Company issued 5, 000 shares of common stock to the lender. On May 9, 2003 the Company issued 110,488 shares of common stock to satisfy the loan and the interest payable in full.

In January 2003, the Company received a loan from a shareholder for $100,000. The principal plus interest of $3,333 were due May 15, 2003. In addition, the Company issued 2,500 shares of common stock to the lender. On May 9, 2003 the Company issued 53,334 shares of common stock to satisfy the loan and the interest payable in full.

In October and November 2002, The Company received loans from directors and officers aggregating $61,000. The loans were made to cover short term working capital needs and do not bear interest. These loans were repaid to these directors and officers in full as of June 30, 2003.

Capital Leases

The Company leases certain computer equipment and office equipment. Interest rates range from 11% to 27% on these leases. During the fiscal year ended June 30, 2003, the Company negotiated settlements with several of these leases and paid approximately $185,000. As a result, a gain of approximately $176,000 was recognized during the nine months ended June 30, 2003 associated with these settlements. Subsequent to June 30, 2003, the Company has settled all of its remaining capital lease obligations.

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

For the nine and three months ended June 30, 2003, the Company provided webcasting services to one significant customer, CCBN. This customer was a customer of MOD, and, therefore, we do not have revenues from this customer until the quarter ended March 31, 2002. For the nine and three months ended June 30, 2002, the Company provided webcasting services to one significant customer, PR Newswire. During the later part of fiscal 2002, PR Newswire created an operating group, Multivu, to manage the large video events. In addition, PR Newswire transitioned their audio only webcasting business to Thomson Financial. Therefore, PR Newswire was not a significant customer for the nine and three months ended June 30, 2003. For the nine months ended June 30, 2003 and 2002 sales to CCBN were approximately $1,021,000 or 19% and approximately $452,000 or 7% of total consolidated revenue, respectively. For the three months ended June 30, 2003 and 2002 sales to CCBN were approximately $365,000 or 19% and approximately $307,000 or 12% of total consolidated revenue. For the nine months ended June 30, 2003 and 2002 sales to PR Newswire, including Multivu, were approximately $379,000 or 7% and $1,364,000 or 21% of total consolidated revenue, respectively. For the three months ended June 30, 2003 and 2002 sales to PR Newswire, including Multivu, were $162,000 or 9% and $538,000 or 21% of total consolidated revenue, respectively. The contract with either of these customers can be terminated upon a 30-day notification.

Detailed below are the results of operations by segment for the nine and three months ended June 30, 2003 and 2002.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 4: SEGMENT INFORMATION (Continued)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Webcasting Group	$2,833,500	$3,384,750	$1,025,157	$1,460,764
Networking Solutions Group	2,274,498	2,699,182	782,448	901,612
Travel Group and Other	305,547	492,528	89,135	177,289

Total consolidated revenue	5,413,545	6,576,460	1,896,740	2,539,665

Segment operating income (loss) Webcasting Group	491,886	813,486	293,160	303,983
Networking Solutions Group	270,680	(72,037)	114,644	65,632
Travel Group and Other	122,435	(359,330)	38,857	(98,905)

Total operating income	885,001	382,119	446,661	270,710

Depreciation and amortization	1,536,024	1,489,735	474,082	597,253
Corporate and unallocated shared expenses	2,195,765	2,701,227	686,096	856,792
Other expense (income)	145,887	4,262,469	29,038	289,660

Loss before discontinued operations	(2,992,675)	(8,071,312)	(742,555)	(1,472,995)
Loss from discontinued operations	—	(762,976)	—	—

Net loss	$(2,992,675)	$(8,834,288)	$(742,555)	$(1,472,995)

	As of June 30,

	2003	2002

Total assets:
Webcasting Group	$3,290,966	$2,207,065
Networking Solutions Group	3,055,954	4,241,028
Travel Group	193,854	747,576
Other	3,432,856	5,817,908

Total	$9,973,630	$13,013,577

NOTE 5: STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company’s shareholders adopted the 1996 Stock Option Plan (the “Plan”). Pursuant to an amendment to the Plan ratified by shareholders on July 16, 1999, the Company reserved an aggregate of 2,500,000 shares of common stock for issuance pursuant to options granted under the Plan (“Plan Options”). On March 30, 2001, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 5,000,000 Plan Options. On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 11,000,000 Plan Options (10,000,000 Plan Options and 1,000,000 shares of common stock) and added an equity compensation component. Although the Company effected a one-for-fifteen reverse stock split on June 24, 2003, as approved by the shareholders on June 20, 2003, the authorized shares of common stock of the Company and the aggregate shares of common stock available for issuance under the Plan were not effected by the stock split. At June 30, 2003 and 2002 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 5: STOCK OPTIONS AND WARRANTS (Continued)

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for management, employees and directors for the nine months ended June 30, 2003 is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Balance, beginning of period	594,978	$33.00
Expired	(110,983)	31.66
Exercised	—	—
Granted	2,260	4.50

Balance, end of period	486,255	$33.18

Exercisable at end of period	359,228	$37.83

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the nine months ended June 30, 2003, the Company granted 667 options to consultants at a weighted average fair value of $1.46 per share and an exercise price of $4.50 per share. At June 30, 2003 the Company had 152,469 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company has recognized approximately $42,000 and $532,000 in expense for consultant options during the nine months ended June 30, 2003 and 2002, respectively. The Company has recognized approximately $0 and $127,000 in expense for consultant options during the three months ended June 30, 2003 and 2002, respectively.

At June 30, 2003, there were vested warrants to purchase an aggregate of 295,804 shares of common stock outstanding, inclusive of the debenture warrants and warrant issued to lender discussed in Note 3. All warrants outstanding are fully vested. The warrants contain exercise prices ranging from $4.50 to $247.50 expiring from July 2003 to July 2007. The Company issued 50,000 and 16,000 warrants with an exercise price of $4.50 per share during the three months ended and nine months ended June 30, 2003, respectively.

NOTE 6: ACQUISITION OF MEDIA ON DEMAND.COM

On February 7, 2002, MOD was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data. VDAT controlled MOD as of January 1, 2002 and had made advances of $157,000 to MOD as of that date. The results of MOD are included in these financial statements as if the transaction had occurred on January 1, 2002. All outstanding shares of MOD capital stock and options have been converted into an aggregate of approximately 227,000 shares of VDAT restricted common stock. The value of the common stock issued was approximately $2.1 million, based on a share value of $9.45 on February 7, 2002. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $1 million. Therefore, as a result of the acquisition, approximately $3.1 million of the purchase price was allocated to customer lists. This intangible asset is being amortized over a five-year period. The following table sets forth the unaudited pro-forma consolidated results of operations for the nine and three months ended June 30, 2003 and 2002 giving effect to the acquisition of MOD, as if the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 6: ACQUISITION OF MEDIA ON DEMAND.COM (Continued)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$5,414	$7,329	$1,896	$2,540
Net loss	$(2,993)	$(9,869)	$(743)	$(1,473)
Net loss per share	$(1.34)	$(6.69)	$(0.30)	$(0.79)

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

Losses from discontinued operations amounted to approximately $763,000 and $2,000 for the nine and three months ended June 30, 2002, respectively. There were no losses from discontinued operations recognized during the nine and three months ended June 30, 2003. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 and $0 of operating losses are classified as discontinued operations for the nine and three months ended June 30, 2002, respectively. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 and $2,000 as discontinued operations for the nine and three months ended June 30, 2003, respectively.

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
JUNE 30, 2003

NOTE 7: DISCONTINUED OPERATIONS (Continued)

     The following table sets forth a summary of the results of operations of the Company’s Financial Solutions Group (“TFN”) and the Golf, Leisure and Syndication Group (“GSUS”):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

TFN:
Revenue	$—	$15	$—	$—
Operating loss	$—	$(174,216)	$—	$—
Net loss	$—	$(174,216)	$—	$—
GSUS:
Revenue	$—	$516,790	$—	$—
Operating loss	$—	$(588,760)	$—	$—
Net loss	$—	$(588,760)	$—	$—

NOTE 8: EQUITY

In October and November 2002, the Company sold 20,000 shares of Class A-7 Convertible Preferred Stock (“Class A-7 Preferred”) for $240,000 and paid a financing fee of $31,200, issued 5,000 shares of Class A-7 Preferred for services rendered and to be rendered and issued 15,000 shares of Class A-7 Preferred in a conversion from common stock. Each share of Class A-7 Preferred converts to 2.66667 shares of common stock (at $4.50 per share). The Company allowed investors to convert common stock purchased in March or June 2002, which was adjusted to $4.50 per share and $4.245 per share, respectively, into shares of Class A-7 Preferred if they purchased an equal or greater amount of shares of Class A-7 Preferred. The 40,000 shares of common stock that were converted into 15,000 shares of Class A-7 Preferred would result in the issuance of 40,000 shares of common stock if converted under the terms of the shares of Class A-7 Preferred.

In January 2003, the Company sold 2,500 shares of Class A-7 Preferred for $30,000 and paid a financing fee of $3,900.

In March 2003, the Company issued 62,500 shares of Class A-7 Preferred, with a value of $750,000, to Onstream Media in exchange for 1,500,000 shares of common stock in Onstream Media. This increased the Company’s ownership in Onstream Media to approximately 29%. The total investment in Onstream Media is approximately $950,000 and is reflected in the balance sheet under the equity method at approximately $910,000. See Note 2.

The Company declared the dividend as prescribed in the designation of the shares of Class A-7 Preferred. The amount owed at March 1, 2003 was approximately $29,000, which was satisfied through the issuance of approximately 7,800 shares of common stock on May 29, 2003.

In May 2003, the Company issued 140,000 shares of Class A-8 Preferred to a shareholder as compensation for restructuring an existing loan to the Company and loaning the Company additional funds. The Company paid a fee of 25,000 shares of Class A-8 Preferred to a third party. In addition, the shareholder converted his outstanding common stock in the Company, approximately 124,000 shares, into 92,750 shares of Class A-8 Preferred. See Note 3.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 8: EQUITY (Continued)

In June 2003, the Company completed an agreement for a $750,000 private financing transaction. The Company has received proceeds of $450,000 from the first tranche of the transaction, with the remaining $300,000 available 90 days later at the Company’s option. In the first tranche the Company sold 30,000 shares of its Class A-9 Convertible Preferred Stock (“Class A-9 Preferred”) and four year warrants to purchase 10,000 shares of its common stock to two accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) promulgated thereunder. The four-year warrants are exercisable at $4.50 per share. The Company paid a financing fee of $15,000 and 19,400 shares of common stock on the first tranche.

The Class A-9 Preferred, which carries no voting rights, pays cash dividends at the rate of 12% per annum based on the stated value of $15.00 per share. The Class A-9 Preferred is redeemable by the Company beginning six months from the date of issuance at $15.00 per share plus accrued but unpaid dividends, and in the event of liquidation or winding up of the Company, each share carries a liquidation preference of $15.00. The shares of Class A-9 Preferred are convertible at any time at the option of the holder at $4.50 per share. In addition, the shares of Class A-9 Preferred are subject to a mandatory conversion any time after two years from the date of issuance upon notice by the Company. The conversion price of the stock is the lesser of (i) $4.50 per share or (ii) the greater of (A) $2.10 per share or (B) 90% of the fair market value of the Company’s common stock. The shares of Class A-9 Preferred also have an anti-dilution provision in the event that the Company sells common stock below $2.10 per share or preferred stock with a lower conversion price, with a floor of $1.575 per share. In any event, the number of shares issued upon such conversion cannot exceed 19.9% of the Company’s then issued and outstanding common stock.

On June 20, 2003, at the 2003 Annual Shareholders Meeting, the Company’s shareholders authorized a reverse stock split of between one-for-ten and one-for-twenty, at the discretion of the board of directors. On June 24, 2003 the Company affected a one-for-fifteen reverse stock split. The reverse stock split was affected by transferring the change in common stock at the $.0001 par value to additional paid in capital. This has no net effect on equity. The number of common shares and preferred shares the Company is authorized to issue was maintained at 75 million shares and 5 million shares, respectively.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 9: SUBSEQUENT EVENTS

In March 2003 we received a letter from The Nasdaq Stock Market informing us that we were eligible to have our common stock delisted from The Nasdaq SmallCap Market at the opening of business March 28, 2003. On May 19, 2003 we were notified by Nasdaq that after reviewing our definitive plan the Nasdaq Listing Qualifications Panel decided to continue the listing of our common stock on The Nasdaq SmallCap Market pursuant to the following exception:

     1.     On or before June 25, 2003 we must demonstrate a closing bid price of at least $1.00 per share and immediately thereafter we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days; and

     2.     On or before August 14, 2003 we must file our Form 10-QSB for the quarter ending June 30, 2003, which must reflect shareholders’ equity of at least $2.5 million.

In its letter the Nasdaq Listing Qualifications Panel reserved the right to modify or terminate this exception upon its review of our reported financial results. On June 20, 2003 at a meeting of our shareholders an amendment to our Articles of Incorporation to affect a reverse stock split of all of the outstanding shares of our common stock, at a ratio between one-to-10 and one-to-20, to be determined at the discretion of the Board of Directors was approved. The Board subsequently fixed the ratio of the reverse stock split at one for 15, which such split was affected on June 24, 2003. On June 24, 2003 the closing bid price of our common stock exceeded the $1.00 minimum and we reasonably believe that we will meet the additional requirements for continued listing on the dates and for the periods described above. On July 14, 2003 we received a letter from the Nasdaq Stock Market that the Company demonstrated a closing bid price of at least $1.00 per share for 13 consecutive trading days and the Panel determined to continue the listing of the Company’s common stock on the Nasdaq SmallCap Market through August 14, 2003, when the Company must demonstrate compliance with the minimum shareholders’ equity requirement. The shareholders’ equity at June 30, 2003 is $3,946,737, which exceeds the minimum of $2,500,000 set forth in paragraph 2 above. This report is being filed with the SEC prior to the August 14, 2003 deadline. Accordingly, we believe we have satisfied all conditions set by the Nasdaq Listing Qualification Panel to continue the listing of our common stock on the Nasdaq SmallCap Market.

As the Company has been operating under an exception to the Nasdaq MarketPlace Rules, effective with the open of business on May 22, 2003, the trading symbol of the Company’s common stock has been changed from VDAT to VDATC. The additional fifth character “C” will be removed from the trading symbol once the Nasdaq Listing Qualifications Panel has confirmed the Company’s compliance with the terms of the exception and all other criteria necessary for continued listing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine months ended June 30, 2003 compared to nine months ended June 30, 2002:

REVENUE

We recognized revenue of approximately $5,414,000 from continuing operations for the period ended June 30, 2003, representing a decrease of approximately $1,162,000 (18%) over revenues of approximately $6,576,000 for the same period last year. Revenues from the Webcasting Group accounted for approximately $2,834,000 for the period ended June 30, 2003 as compared to approximately $3,385,000 for the same period in 2002, which represents a decrease of approximately $551,000 (16%). Included in last year results were revenues from a one-time studio construction project for Lehman Brothers for approximately $368,000. In addition, as a result of competition, the Company decreased its pricing, which resulted in a decline in revenues. Revenues from network equipment sales from the Networking Solutions Group accounted for approximately $605,000 for the period ended June 30, 2003 as compared to approximately $808,000 for the same period in 2002, which represents a decrease of approximately $203,000 (25%). This decrease was due to cash constraints on the Company that limited the Company’s ability to purchase inventory, and, therefore, created a reduction in equipment sales and rentals. Revenues from network usage amounted to approximately $1,669,000 as compared to $1,891,000 representing a decrease of $222,000 (12%). This decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. This decision was based upon the usage incurred by these customers, the customer’s payment history as well as the margin achieved from these circuits. In addition, we experienced some churn of existing customers who had decided to manage their own networks. Revenues from the Travel Group accounted for approximately $306,000 for the period ended June 30, 2003 as compared to approximately $475,000 for the same period in 2002, which represents a decrease of approximately $169,000 (36%.) The decrease is the result of the production of fewer new customer vignettes. The Company, as part of its overall strategy to become cash flow positive, decided to minimize expenses and reduce the staff to essential employees. By making these changes, the Company has transitioned the Travel Group from a division that burns cash to be cash flow positive (when unburdened by corporate overhead).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $959,000 for the period ended June 30, 2003, as compared to approximately $1,156,000 for the same period last year, which represents a decrease of approximately $197,000 (17%). Cost of webcasting revenue decreased as a result of a low margin construction project for Lehman Brothers that was incurred last year offset by an increase due to an expansion and additional redundancy of our webcasting facilities including co-location and bandwidth. Cost of revenue from the network equipment sales and rentals accounted for approximately $326,000 for the period ended June 30, 2003 as compared to approximately $406,000 for the same period in 2002, which represents a decrease of approximately $80,000 (20%) due to fewer sales. Cost of revenue from network usage accounted for approximately $791,000 for the period ended June 30, 2003 as compared to approximately $1,110,000 for the same period in 2002, which represents a decrease of approximately $319,000 (29%) as a result of less costs due to reduced revenues and the decision to transition less profitable circuits directly to customers. Travel production and distribution cost of revenue for the period ended June 30, 2003 was approximately $9,000 representing a decrease of approximately $81,000 (90%) from $90,000 for the same period last year as a result of the production of fewer new customer vignettes.

Compensation expense for the period ended June 30, 2003 of approximately $2,890,000 decreased approximately $884,000 or 23% from approximately $3,774,000 for the same period last year due to cost containment measures adopted which were partially offset by additional costs related to the acquisition of MOD. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $748,000 for the period ended June 30, 2003 decreased approximately $318,000 (30%) from approximately $1,066,000 for the same period last year due to reduced legal, option and warrant expense. Other administrative expenses of approximately $989,000 decreased approximately $174,000 (15%) from approximately $1,163,000 during the same period last year due to reduced costs incurred as a result of cost containment measures adopted offset by additional costs of MOD. Sales and marketing decreased approximately $116,000 (89%) to approximately $14,000 for the period ended June 30, 2003 as compared to approximately $130,000 for the same period last year due to reduced marketing costs as a part of the cost containment program. Depreciation and amortization of approximately $1,536,000 for the period ended June 30, 2003 increased approximately $46,000 (3%) from approximately $1,490,000 for the same period last year due to the additional quarter of depreciation of assets acquired from MOD and the amortization of the customer list resulting from the MOD acquisition (effective date of the transaction was January 1, 2002), which was partially offset by several of the assets for the Company being fully depreciated.

OTHER INCOME (EXPENSE)

Other expense was approximately $146,000 during the period ended June 30, 2003, as compared to approximately $4,262,000 for the same period last year, which represents an decrease of approximately $4,116,000 (97%). The decrease is the result of the loss recognized from the GSI debenture during 2002 of approximately $3,573,000. Other income was approximately $594,000 for the period ended June 30, 2003 as compared to approximately $118,000 for the same period last year representing an increase of $476,000. Included in other income for the period ended June 30, 2003 are gains recognized from settlements of existing obligations with creditors and lenders. In addition, approximately $41,000 was recognized as a loss on the investment in Onstream Media as a result of the equity method of accounting. Interest expense amounted to approximately $740,000 for the period ended June 30, 2003 compared to approximately $810,000 for the same period last year representing a decrease of approximately $70,000, primarily due to reduced interest on the debentures, mortgage interest included last year on the building and the settlement of the MOD capital lease obligations and notes payable, which was partially offset by the expensing of the balance of the prepaid interest on the prior shareholder loan and interest on the notes executed in the current year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DISCONTINUED OPERATIONS

Losses from discontinued operations amounted to approximately $763,000 for the period ended June 30, 2002. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 of operating losses is classified as discontinued operations for the period ended June 30, 2002. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 as discontinued operations for the period ended June 30, 2002.

Three months ended June 30, 2003 compared to three months ended June 30, 2002:

REVENUE

We recognized revenue of approximately $1,897,000 from continuing operations for the period ended June 30, 2003, representing a decrease of approximately $643,000 (25%) over revenues of approximately $2,540,000 for the same period last year. Revenues from the Webcasting Group accounted for approximately $1,025,000 for the period ended June 30, 2003 as compared to approximately $1,461,000 for the same period in 2002, which represents a decrease of approximately $436,000 (30%). Included in last year results were revenues from a one-time studio construction project for Lehman Brothers for $102,000. In addition, as a result of competition, the Company decreased its pricing, which resulted in a decline in revenues. Revenues from network equipment sales from the Networking Solutions Group accounted for approximately $243,000 for the period ended June 30, 2003 as compared to approximately $300,000 for the same period in 2002, which represents a decrease of approximately $57,000 (19%). This decrease was due to cash constraints on the Company that limited the Company’s ability to purchase inventory, and, therefore, created a reduction in equipment sales and rentals. Revenues from network usage amounted to approximately $539,000 for the period ended June 30, 2003 as compared to approximately $602,000 for the same period in 2002, representing a decrease of $63,000 (10%). This decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. This decision was based upon the usage incurred by these customers, the customer’s payment history as well as the margin achieved from these circuits. In addition, we experienced some churn of existing customers who had decided to manage their own networks. Revenues from the Travel Group accounted for approximately $89,000 for the period ended June 30, 2003 as compared to approximately $169,000 for the same period in 2002, which represents a decrease of approximately $80,000 (47%.) The decrease is the result of the production of fewer new customer vignettes. The Company, as part of its overall strategy to become cash flow positive, decided to minimize expenses and reduce the staff to essential employees. By making these changes, the Company has transitioned the Travel Group from a division that burns cash to be cash flow positive (when unburdened by corporate overhead).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Cost of webcasting revenue amounted to approximately $293,000 for the period ended June 30, 2003, as compared to approximately $507,000 for the same period last year, which represents a decrease of approximately $214,000 (42%). Cost of webcasting revenue decreased as a result of a low margin construction project for Lehman Brothers that was incurred last year, which was partially offset by an increase due to an expansion and additional redundancy of our webcasting facilities including co-location and bandwidth. Cost of revenue from the network equipment sales and rentals accounted for approximately $143,000 for the period ended June 30, 2003 as compared to approximately $153,000 for the same period in 2002, which represents a decrease of approximately $10,000 (7%) due to reduced sales and reduced margins. Cost of revenue from network usage accounted for approximately $236,000 for the period ended June 30, 2003 as compared to approximately $321,000 for the same period in 2002, which represents a decrease of approximately $85,000 (26%) as a result of less costs due to reduced revenues and the decision to transition less profitable circuits directly to customers. Travel production and distribution cost of revenue for the period ended June 30, 2003 was approximately $1,000 representing a decrease of approximately $30,000 (97%) from $31,000 for the same period last year as a result of the production of fewer new customer vignettes.

Compensation expense for the period ended June 30, 2003 of approximately $917,000 decreased approximately $385,000 or 30% from approximately $1,302,000 for the same period last year due to cost containment measures adopted. These cost containment measures resulted in reductions to the overall number of employees. Professional fees of approximately $207,000 for the period ended June 30, 2003 decreased approximately $123,000 (37%) from approximately $330,000 for the same period last year due to reduced option expense, legal, accounting and Nasdaq fees. Other administrative expenses of approximately $338,000 decreased approximately $116,000 (26%) from approximately $454,000 during the same period last year due to reduced costs incurred as a result of cost containment measures adopted. Sales and marketing decreased approximately $28,000 (97%) to approximately $1,000 for the period ended June 30, 2003 as compared to approximately $29,000 for the same period last year due to reduced marketing costs as a part of the cost containment program. Depreciation and amortization of approximately $474,000 for the period ended June 30, 2003 decreased approximately $123,000 (21%) from approximately $597,000 for the same period last year due to several assets being fully depreciating.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other expense was approximately $29,000 during the period ended June 30, 2003, as compared to approximately $290,000 for the same period last year, which represents an improvement of approximately $261,000. The improvement is the result of a decrease in interest expense of approximately $79,000 and an increase in other income of approximately $181,000. Interest expense amounted to approximately $322,000 for the period ended June 30, 2003 compared to approximately $401,000 for the same period last year representing a decrease of approximately $79,000, primarily due to reduced interest on the debentures, mortgage interest included last year on the building and the settlement of the MOD capital lease obligations and notes payable, which was partially off-set by the expensing of the balance of the prepaid interest on the prior shareholder loan and interest on the notes executed in the current year. Other income was approximately $292,000 for the period ended June 30, 2003 as compared to approximately $111,000 for the same period last year representing an increase of $181,000. Included in other income for the period ended June 30, 2003 are gains recognized from settlements of existing obligations with creditors and lenders, which is partially offset by the loss on investment in Onstream Media as a result of the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was approximately $1,109,000 for the nine months ended June 30, 2003. The Company has been operating with a cash burn rate. In order to manage cash flows, the Company has issued common stock to satisfy obligations. For the nine months ended June 30, 2003, the Company has issued approximately 136,000 shares of common stock to satisfy approximately $264,000 of obligations. The company also issued approximately 7,500 shares of common stock and 140,000 shares of Class A-8 Preferred to satisfy interest obligations.

Net cash used in investing activities was approximately $1,228,000 for the nine months ended June 30, 2003. Net cash provided by financing activities for the nine months ended June 30, 2003 was approximately $2,497,000. Principal sources of cash were net proceeds from the issuance of preferred stock of approximately $631,000 and net proceeds from the issuance of long-term debt and notes payable of approximately $2,146,000 partially offset by approximately $280,000 of debt and capital lease repayments. In addition to the operating burn rate, the Company has a debt service from its long-term debt and monthly obligations on its capital leases. The company has settled most of its capital leases that resulted in a net gain of approximately $176,000.

We had a working capital surplus at June 30, 2003 of approximately $482,000, an increase of approximately $1,521,000 from a deficit of approximately $2,003,000 at September 30, 2002. The increase in working capital was primarily attributable to the receipt of a long-term loan of approximately $3,000,000, which includes the reclassification of $1,050,000 from current notes payable, offset by the convertible debentures classified as current of approximately $1,523,000.

At June 30, 2003, we have approximately $221,000 of cash. We also have approximately $1,000,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, which includes our CEO and our CFO, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

On May 29, 2003 the Company declared the dividend as prescribed in the designation of the shares of it Class A-7 Convertible Preferred Stock. The amount owed at March 1, 2003 was approximately $29,000, which was satisfied through the issuance of approximately 7,800 shares of common stock.

In May 2003, the Company issued 140,000 shares of it Class A-8 Convertible Preferred Stock to a shareholder as compensation for restructuring an existing loan to the Company and loaning the Company additional money. The Company issued an additional 25,000 shares of its Class A-8 Convertible Preferred Stock to a third party. In addition, the shareholder converted his outstanding common stock in the Company, approximately 124,000 shares, into 92,750 shares of Class A-8 Convertible Preferred Stock.

The Company relied upon an exemption pursuant to section 4(2) of the Securities Act of 1933 in the issuance of the foregoing securities.

In June 2003, the Company completed an agreement for a $750,000 private financing transaction. The Company has received proceeds of $450,000 from the first tranche of the transaction, with the remaining $300,000 available 90 days later at the Company’s option. In the first tranche the Company sold 30,000 shares of its Class A-9 Convertible Preferred Stock and four year warrants to purchase 10,000 shares of its common stock to two accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) promulgated thereunder. The four-year warrants are exercisable at $4.50 per share. The Company paid a financing fee of $15,000 and 19,400 shares of common stock on the first tranche to a registered broker/dealer as compensation for its services in this transaction.

The Class A-9 Convertible Preferred Stock, which carries no voting rights, pays cash dividends at the rate of 12% per annum based on the stated value of $15.00 per share. The Class A-9 Convertible Preferred Stock is redeemable by the Company beginning six months from the date of issuance at $15.00 per share plus accrued but unpaid dividends, and in the event of liquidation or winding up of the Company, each share carries a liquidation preference of $15.00. The shares of Class A-9 Convertible Preferred Stock are convertible at any time at the option of the holder at $4.50 per share. In addition, the shares of Class A-9 Convertible Preferred Stock are subject to a mandatory conversion any time after two years from the date of issuance upon notice by the Company. The conversion price of the stock is the lesser of (i) $4.50 per share or (ii) the greater of (A) $2.10 per share or (B) 90% of the fair market value of the Company’s common stock. The shares of Class A-9 Convertible Preferred Stock also have an anti-dilution provision in the event that the Company sells common stock below $2.10 per share or preferred stock with a lower conversion price, with a floor of $1.575 per share. In any event, the number of shares issued upon such conversion cannot exceed 19.9% of the Company’s then issued and outstanding common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The information regarding the result of our 2003 Annual Shareholder’s Meeting held on June 20, 2003 was included in Item 5 of our report on Form 8-K as filed with the SEC on June 23, 2003.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

3(a) – Articles of Amendment to the Articles of Incorporation Effecting Reverse Stock Split

31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 — Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 — Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Reports on Form 8-K

     On May 19, 2003, we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 9., reporting the results for the Company for the three and six-month periods ended March 31, 2003.

     On May 29, 2003, we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 9., that the Company received a letter from the Nasdaq qualification panel outlining certain criteria for the Company to maintain its listing on the Nasdaq SmallCap Market.

     On June 23, 2003 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5., the results of the 2003 Annual Shareholder Meeting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Data Corporation, A Florida corporation

Date: August 13, 2003

/s/ Randy S. Selman

Randy S. Selman,
President and Chief Executive Officer

/s/ Gail L. Babitt

Gail L. Babitt, Chief Financial Officer
And Principal Accounting Officer