Form 10KSB
period 2003-09-30
VISUAL DATA CORP
filed 2003-12-22
CIK 919130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the transition period from________  to

                                   Commission file number 000-22849

                             Visual Data Corporation
                             -----------------------
                 (Name of small business issuer in its charter)

              Florida                                    65-0420146
-------------------------------------                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       1291 SW 29 Avenue
       Pompano Beach, Florida                                  33069
---------------------------------------               -------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number   954-917-6655

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                Name of each exchange on which registered

        None                                                not applicable
----------------------
(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

     common stock
 -------------------
  (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $ 6,815,119 for the 12 months ended September 30, 2003.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on December 17, 2003 is approximately $9.8 million.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 17, 2003, 4,112,939 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):
Yes    No X

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2003. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this Annual Report, the terms the "Company", " we," "our," "us," "VDAT" and "Visual Data" refers to Visual Data Corporation, a Florida corporation, and its subsidiaries.

         All share and per share data contained herein gives proforma effect to the one for 15 reverse stock split of our common stock effected on June 24, 2003.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR BUSINESS, PRODUCTS AND SERVICES

         We are a business services provider, specializing in meeting the webcasting needs of corporations, government agencies and a wide range of organizations, as well as providing audio and video transport and collaboration services for the entertainment, advertising and public relations industries. Our operations are comprised in three operating groups, including:

         -        Visual Data Webcasting Group

         -        Visual Data Networking Solutions Group (EDNET)

         -        Visual Data Travel Group (includes HotelView and ResortView)

         Products and services provided by each of the groups are:

         VISUAL DATA WEBCASTING GROUP

         The Visual Data Webcasting Group provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and information distribution for any business, government or educational entity, and can provide point-to-point audio and video transport worldwide.

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

         In February 2002 we acquired Media On Demand, Inc. ("MOD"), a privately-held company which provided its customers with vertically integrated streaming media solutions, from onsite production through delivery to end-users. These solutions included original production, editing, and digital encoding of audio and video content, Internet website design and development, and Internet distribution and hosting. MOD's operations make up our Webcasting Group.

         Our Webcasting Group, which represented approximately 51.5% and 49.7% of our revenues from continuing operations for the years ended September 30, 2003 and 2002, respectively, generates revenues through production and distribution fees.

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

         Our Networking Solutions Group manages a global network of over 500 North American affiliates, and nearly 200 international associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. Our Networking Solutions Group, which represented approximately 43% and 42.7% of our revenues from continuing operations for the years ended September 30, 2003 and 2002, respectively, generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees.

         VISUAL DATA TRAVEL GROUP

         The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from two to four minutes. In addition to the high-end vignettes, we offer a commercial on the web, which consists of a two minute narrated photo presentation of corporate properties. We warehouse all of our travel content on our own on-line travel portal Travelago.com.

         The Visual Data Travel Group, which represented approximately 5.5% and 7.6% of our revenues from continuing operations for the years ended September 30, 2003 and 2002, respectively, generates revenues from production and distribution fees. We own or co-own virtually all the content we create, which we believe provides us with desirable content for syndication.

SALES AND MARKETING

         We use a variety of marketing methods, including our internal sales force and channel partners, to market our products and services. One key element of our marketing strategy has been to enter into distribution agreements with recognized leaders in each of the markets for our products and services. By offering our products and services in conjunction with the distributors products, we believe these distribution agreements enable us to take advantage of the particular distributors' existing marketing programs, sales forces and business relationships. Contracts with these distributors generally range from one to two years. For the years ended September 30, 2003 and 2002, we provided webcasting services to two significant customers. Revenue for these customers totaled approximately $1,491,000 and $2,347,000 for the years ended September 30, 2003 and 2002, respectively. For the years ended September 30, 2003 and 2002 the sales to CCBN were approximately 17% and 9% of total revenue, respectively. For the years ended September 30, 2003 and 2002 the sales to PR Newswire were approximately 5% and 19% of total revenue, respectively. CCBN was a customer of MOD therefore we did not have any revenues from this customer until the quarter ended March 31, 2002. During the later part of fiscal 2002, PR Newswire created an operating group, Multivu, to manage the large video events. In addition, PR Newswire transitioned their audio only webcasting business to Thomson Financial. The contract with either of these customers can be terminated upon a 30-day notification. See Risk Factors below. Other than this agreement, no other agreement with a customer has represented more than 10% of our revenues during these periods.

RECENT DEVELOPMENTS

         On October 22, 2003 we executed an agreement and plan of merger agreement with privately held Onstream Media Corporation to acquire the remaining 72% of Onstream Media that we do not presently own. In December 2001, we acquired an initial 20% stake in and formed a strategic partnership with Onstream Media. In March 2003, we increased our ownership in Onstream Media to approximately 28%. Messrs. Randy S. Selman and Alan Saperstein, officers and directors of Visual Data, became members of the board of directors of Onstream Media.

         Under the terms of the agreement, each common share of Onstream Media (other than shares owned by us) shall be converted into the right to receive ..1481 restricted common shares of our common stock. It is estimated that at the time of the merger we will issue approximately 2 million shares of restricted common stock to acquire the remaining interest in Onstream Media.

         The closing of the merger is subject to various conditions, including approval by the shareholders of Visual Data and Onstream Media, as well as the completion by us of a financing for a minimum of $6.5 million. Jesup & Lamont Securities Corporation has issued a fairness opinion regarding this transaction to our board of directors.

         In October 2003 we executed a redemption agreement with Palladin Opportunity Fund, L.L.C. and Halifax Fund, L.P. (collectively as "Palladin") with respect to a 6% convertible debenture due December 8, 2003 and a 6% convertible debenture due May 24, 2004 held by Palladin. Under the terms of the redemption agreement, we redeemed a portion of the 6% convertible debentures for approximately $610,000 in cash and Palladin converted the balance of the debentures into an aggregate of 300,000 shares of our common stock. These shares have previously been registered by us under Section 12(g) of the Securities Act.

DISCONTINUED OPERATIONS

         During the fiscal year ended September 30, 2001 we had two additional operating groups, the Visual Data Financial Solutions Group and the Visual Data Golf, Leisure and Syndication Group. The Financial Solutions Group was established in November 1999 to address the information needs of the financial sector. The Golf, Leisure and Syndication Group was formed in December 2000 with the acquisition of the Golf Society of the U.S., which was a membership business that marketed to the golfing community. Its members were provided with the opportunity to acquire equipment, greens fees, trips and various other benefits at a discounted price. In December 2001 we decided to discontinue the operations of the Financial Solutions Group and the Golf, Leisure and Syndication Group as a result of their adverse impact on our financial condition and in keeping with our overall strategic plan.

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

EMPLOYEES

         At November 30, 2003 we had 46 full time employees, of whom 23 were design, production and technical personnel, 9 were sales and marketing personnel and 14 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our personnel to be good.

GENERAL

         We were formed under the laws of the State of Florida in May 1993. Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

                                  RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in or incorporated by reference into this prospectus before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS. THERE IS SIGNIFICANT DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         For the years ended September 30, 2003 and 2002, we incurred net losses of $4,191,508 and $11,432,173, respectively. The report of our independent accountants on our September 30, 2003 consolidated financial statements contains an explanatory paragraph stating that we have incurred significant recurring losses from operations since inception and have a working capital deficit which raises substantial doubt about our ability to continue our business as a going concern. Although our operating expenses have decreased we continue to incur operating losses.

         At September 30, 2003, we had approximately $82,000 of cash and cash equivalents. At September 30, 2003 we also had approximately $1,002,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. In order to service our existing indebtedness, we will need to grow revenues, achieve cost savings or raise sufficient additional capital. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund our ongoing losses, the viability of our future operations may be in question.

WE WILL NEED ADDITIONAL FINANCING FOR OUR EXISTING OPERATIONS WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. OUR CONTINUED EXISTENCE IS DEPENDENT UPON OUR ABILITY TO RAISE CAPITAL AND TO MARKET AND SELL OUR SERVICES SUCCESSFULLY. IF WE FAIL IN ONE OR BOTH OF THESE EFFORTS, OUR CURRENT LEVEL OF OPERATIONS AS WELL AS THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WILL BE SEVERELY LIMITED.

         Historically, our operations have been financed primarily through the issuance of debt and equity. Capital is typically needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary to fund our ongoing operations. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues, manage our business and control our expenses. We are constantly evaluating our cash needs and existing burn rate. In addition, we have a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will also be necessary to service our existing indebtedness. Our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business conditions and other factors.

         Based upon an ongoing evaluation of our cash needs, absent a significant increase in our revenues, we will need to raise additional capital to fund our ongoing operations. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. In our capital raising efforts we may seek to raise additional capital through the sale of equity and debt securities or a combination thereof. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Visual Data held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

         If we do not raise funds as needed, our ability to continue our business and operations is in jeopardy. There are no assurances that even if such additional capital is obtained or the planned cost reductions which are implemented are successful, that we will achieve profitability or positive cash flow.

WE NEED TO RAISE AN ADDITIONAL $6.5 MILLION OF CAPITAL TO CLOSE OUR TRANSACATION WITH ONSTREAM MEDIA.

         As described elsewhere herein, the closing of our pending merger with Onstream Media is subject to certain conditions precedent, including our raising an additional $6.5 million in capital. If we do not raise these funds, we will not close the merger. We cannot assure you that we will be successful in raising these funds under terms and conditions acceptable to us, or at all. In that event, it is not likely we will be able to proceed with the pending transaction with Onstream Media.

OUR PRIMARY ASSETS SERVE AS COLLATERAL UNDER AN OUTSTANDING LOAN AGREEMENT. IF WE WERE TO DEFAULT ON THIS LOAN, THE LENDER COULD FORECLOSE ON OUR ASSETS.

         On December 4, 2001 we entered into a private debt financing transaction under which the lender agreed to lend us up to $3 million. On May 7, 2003 we restructured this loan pursuant to the terms of an Amended and Restated Loan Agreement. The new loan is evidenced by a three year promissory note in the principal amount of $3,000,000 and is collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries. If we should default under the repayment provisions of the secured promissory note, the lender could seek to foreclose on our primary assets in an effort to seek repayment under the note. If our lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

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

-                 government regulation; and

- general economic conditions and economic conditions specific to the Internet.

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

         We are dependent upon contracts and distribution agreements with our strategic partners and clients, including CCBN and PR Newswire. For the year ended September 30, 2003, sales to CCBN represented approximately 17% of our revenue, and sales to PR Newswire represented approximately 5% of our revenue. The contracts with these customers can be terminated upon a 30-day notification. Because of the significant nature of the revenues from this contract to our consolidated results of operations, the termination of any of this contract could have a material adverse effect on our business operations and prospects.

THE EXERCISE OF OPTIONS AND WARRANTS AND THE CONVERSION OF SHARES OF OUR CLASS A-8 CONVERTIBLE PREFERRED STOCK AND CLASS A-9 CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

         As of November 30, 2003 we had outstanding options and warrants to purchase a total of 1,024,870 shares of our common stock at prices ranging between $2.65 and $257.82 per share. In addition, as of November 30, 2003 we had 232,750 shares of our Class A-8 Convertible Preferred Stock which is convertible into 310,334 shares of our common stock and 20,000 shares of our Class A-9 Convertible Preferred Stock which is convertible into 66,668 shares of our common stock issued and outstanding. The conversion of the Class A-8 Convertible Preferred Stock and/or the Class A-9 Convertible Preferred Stock and the exercise of outstanding options and warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

THE NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF THE CLASS A-9 CONVERTIBLE PREFERRED CAN VARY BASED UPON THE MARKET PRICE OF OUR COMMON STOCK.

         We have an aggregate of 232,750 shares of Class A-8 Convertible Preferred Stock and 20,000 shares of our Class A-9 Convertible Preferred Stock outstanding as of November 30, 2003. Each share of the Class A-8 Convertible Preferred is convertible into 1.33334 shares of our common stock. The shares of Class A-9 Convertible Preferred Stock are convertible, in whole or in part, into shares of our common stock at any time at the option of the holder, or if not so converted, at any time beginning two years from the date of issuance, the holders of the Class A-9 Convertible Preferred Stock are obligated, upon notice from us, to convert those shares into shares of our common stock. The conversion price is presently $4.50 per share. The conversion feature of the Class A-9 Convertible Preferred Stock is subject to a one time reset to a lower price at the end of two years equal to 90% of the 10 day average price of the underlying shares of common stock, subject to a floor of $2.10 per share.

         Because the conversion price is not fixed, the ultimate number of shares of common stock issuable upon conversion of the Class A-9 Convertible Preferred Stock is unknown at this time. The following table sets forth:

         - the number of shares of our common stock that would be issuable upon conversion of the 20,000 shares of Class A-9 Convertible Preferred Stock based upon the current conversion price of $4.50 per share, and

         - the total number of shares of our common stock that would be issuable upon the conversion of the 20,000 shares of Class A-9 Convertible Preferred Stock based upon the floor conversion price of $2.10 per share.

                        No. of Shares             % of
Conversion             of Common Stock         Issued and
  Price                    Issuable            Outstanding (1)
  -----                    --------            ---------------
$4.50                     66,668                   1.6%
$2.10                     142,858                  3.5%

(1) Based upon 4,108,772 shares of our common stock issued and outstanding at November 30, 2003.

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

         In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 232,750 shares of our Class A-8 Convertible Preferred Stock and 20,000 shares of our Class A-9 Convertible Preferred Stock were issued and outstanding at November 30, 2003. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.           DESCRIPTION OF PROPERTY

         In September 1997, we purchased from an unaffiliated third party a 25,000 square foot facility in Pompano Beach, Florida which now serves as our corporate headquarters and houses all of our production, marketing and distribution activities. In September 2002, we completed the sale and lease back of our principal executive offices to an unaffiliated third party. The sale price was $1,700,000 and we received net proceeds of approximately $721,000 after payment of current obligations due from the mortgage. In connection with the agreement we entered into a five-year lease ending in September 2007. The lease provides for one five-year renewal option. The monthly base rental is approximately $11,000 plus our share of operating expenses with annual 3% increases.

         EDNET'S principal business offices are located at One Union Street, in San Francisco, California. This office is a 5,000 square foot facility that operates as administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. In addition, the EDNET facility operates as a backup to Florida for webcasting operations. EDNET entered into a lease agreement on July 1, 2003, on a month-to-month basis, which provides for a monthly rental of $9,462.

         MOD's principal business office is located at 440 9th Street, New York, New York. This office is approximately 2,000 square feet and serves as MOD's administrative headquarters. MOD leases this space from an unaffiliated third party under a lease expiring on December 31, 2004 for a monthly rental of $5,000.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "VDAT." The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq Stock Market and for the period from October 1, 2001 through September 30, 2003. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                      High                      Low
FISCAL YEAR 2002:

First Quarter                       $  15.30                   $ 9.60
Second Quarter                      $  13.05                   $ 8.55
Third Quarter                       $  12.00                   $ 3.60
Fourth Quarter                      $   4.05                   $ 2.40

FISCAL YEAR 2003:

First Quarter                       $   4.20                   $ 2.55
Second Quarter                      $   2.85                   $ 1.35
Third Quarter                       $   3.39                   $ 1.80
Fourth Quarter                      $   2.78                   $ 2.17

         On December 17, 2003, the last reported sale prices of the common stock on the Nasdaq SmallCap Market was $2.43. As of November 30, 2003 there were approximately 550 shareholders of record of the common stock.

         DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

         RECENT SALES OF UNREGISTERED SECURITIES

         On September 10, 2003, we declared a dividend on our shares of Class A-7 Preferred Stock as prescribed in the designation of the shares of Class A-7 Preferred. The amount owed on the dividend at September 1, 2003 was approximately $68,000, which was satisfied through the issuance of 28,250 shares of common stock on September 10, 2003.

         During August and September 2003 holders of an aggregate of 86,832 shares of our Class A-7 Preferred converted those shares into an aggregate of 293,109 shares of common stock, which included shares issued as a payment on dividends accrued on the shares of Class A-7 Preferred from September 2, 2003 through the conversion date.

         During the quarter ended September 30, 2003, we issued 56,368 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from three months to one year.

         In September 2003, we issued 78,890 shares of common stock in full payment of a promissory note and accrued interest of approximately $140,000.

         In September 2003, the holders of our Class A-9 Preferred converted the 30,000 outstanding shares into 214,286 shares of our common stock based upon a conversion rate of $2.10 per share. In addition, we sold an additional 20,000 shares of our Class A-9 Preferred and four year warrants to purchase 40,000 shares of its common stock for $300,000 to two accredited investors in a private placement. The four-year warrants are exercisable at $3.00 per share.

         We relied on exemptions available under Section 4(2) and Regulation D of the Securities Act in connection with each of the foregoing transaction. In each of the foregoing transactions, the recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with these transactions, the participants had access to business and financial information concerning our company, and the certificates that were issued representing these shares bore the appropriate legend restricting their transfer absent registration of such shares under the Securities Act .

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1996 Stock Option Plan and any compensation plans not previously approved by our shareholders as of September 30, 2003.

                                               Number of              Weighted               Number of
                                            securities to be          average          securities remaining
                                             issued upon              exercise         available for future
                                             exercise of              price of         issuance under equity
                                             of outstanding          outstanding         compensation plans
                                            options, warrants          options,         (excluding securities
                                               and rights              warrants        reflected in column (a))
                                                                      and rights
Plan category                                     (a)                     (b)                  (c)
1996 Stock Option Plan (1)                      281,774                $ 30.54               451,560

Equity compensation plans
not approved by shareholders                    681,375                $ 24.29                none

(1) Our 1996 Stock Option Plan has previously been approved by our shareholders, and reflects the only such equity compensation plan for which we have sought shareholder approval.

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

OVERVIEW

         We are a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised in three operating groups, including:

         -        Visual Data Webcasting Group

         -        Visual Data Networking Solutions Group (EDNET)

         - Visual Data Travel Group (includes HotelView, ResortView, etc.)

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

RESULTS OF OPERATIONS

         The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

                                                           PERCENTAGE OF REVENUE
                                                           Year Ended September 30,
                                                           2003             2002
                                                           ----             ----
Revenue:
    Webcasting and related equipment sales                  51.5%            49.7%
    Network equipment sales and rentals                     11.0             12.7
    Network usage and services                              32.0             30.0
    Travel production and distribution                       5.5              7.6
                                                           -----           ------
                  Total revenue                            100.0%           100.0%

Operating expenses:
    Webcasting and related equipment costs                  17.6             17.8
    Network equipment sales and rentals                      5.7              6.9
    Network usage and services                              15.3             17.4
    Travel production and distribution                       0.1              1.2
General administrative:
    Compensation                                            54.0             60.7
    Professional fees                                       15.2             16.6
    Other                                                   18.3             18.9
Sales and marketing                                          0.3              2.3
Depreciation and amortization                               28.8             26.0
                                                           -----           ------
                  Total operating expenses                 155.3            167.8

Loss from operations                                       (55.3)           (67.8)

Other income (expense):
   Interest income                                           *                *
   Interest expense                                        (13.4)           (12.5)
   Reserve for intangible impairment                         -               (8.9)
   Loss on debentures                                        -              (43.5)
   Other income                                              7.2              2.9
                                                           -----            -----
                  Total other expense                       (6.2)           (62.0)

Loss from continuing operations                            (61.5)          (129.8)
Loss from discontinued operations                            -               (9.3)
                                                           -----           ------
Net loss                                                   (61.5)%         (139.1)%
                                                           =====           ======

*  less than 1%

REVENUE

         We recognized revenue of approximately $6,815,000 from continuing operations for the year ended September 30, 2003, representing a decrease of approximately $1,399,000 (17%) over revenues of approximately $8,214,000 for the same period last year.

         Revenues from webcasting accounted for approximately $3,512,000 for the year ended September 30, 2003 as compared to approximately $4,084,000 for the same period last year, which represents a decrease of approximately $572,000 (14%). Included in last year results were revenues from a one-time studio construction project for approximately $368,000. In addition, as a result of competition, we decreased our pricing on our standard on-demand audio only conference calls, which resulted in a decline in revenues.

         Revenues from the network equipment sales and rentals accounted for approximately $747,000 for the year ended September 30, 2003 as compared to approximately $1,040,000 for the same period last year, which represents a decrease of approximately $293,000 (28%). This decrease was due to cash constraints on us that limited our ability to purchase inventory, and, therefore, created a reduction in equipment sales and rentals.

         Revenues from network usage amounted to approximately $2,184,000 for the year ended September 30, 2003 as compared to approximately $2,468,000 for the same period last year, representing a decrease of approximately $284,000 (12%). This decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. This decision was based upon the usage incurred by these customers, the customer's payment history as well as the margin achieved from these circuits. In addition, we experienced some churn of existing customers who had decided to manage their own networks.

         Revenues from the travel production and distribution accounted for approximately $372,000 for the year ended September 30, 2003 as compared to approximately $604,000 for the same period last year, which represents a decrease of approximately $232,000 (38%). The decrease is the result of the production of fewer new customer vignettes. As part of our overall strategy to become cash flow positive, we decided to minimize expenses and reduce the staff to essential employees. The revenues from this division are sufficient to cover the direct operating costs associated with it. While we do not anticipate an increase in revenues in this division during fiscal 2004, the implementation of these cost-cutting measures have enabled us to receive the benefit of the revenues without adversely affecting our income.

OPERATING EXPENSES

         Webcasting and related equipment costs amounted to approximately $1,197,000 for the year ended September 30, 2003 as compared to approximately $1,461,000 for the same period last year representing a decrease of approximately $264,000(18%). Cost of webcasting revenue decreased as a result of a decrease in revenues and a low margin construction project that was incurred last year, which was partially offset by an increase due to an expansion and additional redundancy of our webcasting facilities including co-location and bandwidth.

         Network equipment sales and rental costs decreased approximately $182,000 (32%) from approximately $570,000 for the year ended September 30, 2002 to approximately $388,000 for the year ended September 30, 2003 primarily as a result of a decrease in revenues.

         Network usage costs accounted for approximately $1,041,000 for the year ended September 30, 2003 as compared to approximately $1,426,000 for the same period last year, a decrease of approximately $385,000 (27%). This decrease is primarily the result of a decrease in revenues and the decision to transition less profitable circuits directly to customers.

         Travel production and distribution costs amounted to approximately $9,000 for the year ended September 30, 2003 as compared to approximately $103,000 for the same period last year. The decrease of approximately $94,000 (91%) is the result of a decrease in revenues as a result of fewer new vignettes produced.

GENERAL AND ADMINISTRATIVE EXPENSES

         Compensation expense amounted to approximately $3,682,000 for the year ended September 30, 2003 as compared to approximately $4,983,000 for the same period last year representing an decrease of approximately $1,301,000 (26%). This decrease was the result of cost containment measures adopted partially offset by additional costs related to the acquisition of MOD. These cost containment measures resulted in reductions to the overall number of employees.

         Professional fees decreased approximately $329,000 (24%) from approximately $1,367,000 for the same period last year to approximately $1,038,000 for the year ended September 30, 2003. This reduction is the result of lower legal and consulting expenses.

         Other general and administrative expenses of approximately $1,248,000 for the year ended September 30, 2003 decreased approximately $303,000 (20%) from approximately $1,551,000 for same period last year due to reduced costs incurred as the result of cost containment measures adopted offset by additional costs of MOD.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses were approximately $18,000 during the year ended September 30, 2003, representing a decrease of approximately $171,000 (90%) from approximately $189,000 for the same period last year. The decrease was the result of reduced marketing costs as part of the cost containment program.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization of approximately $1,965,000 for the year ended September 30, 2003 decreased approximately $168,000 (8%) from approximately $2,133,000 for the same period last year due to assets fully depreciated, which was partially offset by the additional quarter of depreciation of assets acquired from MOD and the amortization of the customer list resulting from the MOD acquisition (effective date of the transaction was January 1, 2002).

OTHER INCOME (EXPENSE)

         Other expense was approximately $420,000 for the year ended September 30, 2003 as compared to approximately $5,099,000 during the same period last year. A loss on investment of approximately $3,573,000, net was recorded during the fiscal year ended September 30, 2002 due to the company fully reserving against the debenture received as proceeds from the sale of its Golf Society of the U.S. subsidiary. We did not have a comparable expense during fiscal 2003. Interest expense amounted to approximately $912,000 as compared to approximately $1,028,000 for the same period last year representing a decrease of approximately $116,000 (11%) primarily due to reduced interest on the debentures, mortgage interest included last year on the building and the settlement of the MOD capital lease obligations and notes payable, which was partially offset by the expensing of the balance of the prepaid interest on the prior shareholder loan and interest on the notes executed in the current year. Interest income was approximately $3,000 during the years ended September 30, 2003 and 2002. Other income was approximately $489,000 for the year ended September 30, 2003 as compared to approximately $226,000 for the same period last year. Included in other income for the period ended September 30, 2003 are gains recognized from settlements of existing obligations with creditors and lenders. In addition, approximately $171,000 was recognized as a loss on the investment in Onstream Media as a result of the equity method of accounting.

DISCONTINUED OPERATIONS

         Losses from discontinued operations amounted to approximately $763,000 for the year ended September 30, 2002. As a result of our decision in December 2001 to sell our interest in the Golf, Leisure and Syndication Group, approximately $589,000 of operating losses are classified as discontinued operations for the year ended September 30, 2002. In December 2001, we also decided to cease operations in the Financial Solutions Group and have classified approximately $174,000 as discontinued operations for the year ended September 30, 2002.

         During fiscal 2002, we fully reserved (net of approximately $3.2 million of unrealized gain on the related sale) the debenture investment as Golf Society International, Inc. has ceased operations. On April 30, 2002, an action was instituted by us in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, styled Visual Data Corporation v. Golf Society International, Inc. and Howard Stern. The complaint sought damages in excess of $6.5 million for breach of contract, fraud in the inducement, negligent misrepresentation and fraudulent misrepresentation against Golf Society International, Inc. and Howard Stern. In October 2002, we were awarded a default judgment against the plaintiffs in the amount of $7,457,250. We presently intend to pursue collection of this amount, although, we have fully reserved the amount as a result of the financial condition of GSI and our belief that collection of this default will be unlikely.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital at September 30, 2003 was approximately $405,000 as compared to a working capital deficit at September 30, 2002 of approximately $2,003,000, an increase of $2,408,000. The change in working capital was primarily attributable:

         -        an increase in restricted cash of approximately $1,002,000,

         -        an increase in prepaid expenses of approximately $522,000,

         -        an increase in due from shareholders of approximately
                  $300,000,

         -        a decrease in current notes payable of approximately
                  $1,129,000,

         -        a decrease in current capital leases of approximately
                  $325,000, and

         - a decrease in accounts payable and accrued liabilities of approximately $1,256,000.

These increases were partially offset by a decrease in accounts receivable of approximately $476,000, a decrease in inventories of approximately $179,000 and an increase in current convertible debentures of $1,543,000.

         Net cash used in operating activities for the year ended September 30, 2003 was approximately $1,246,000. The net loss of approximately $4,192,000 was offset primarily by:

         -        depreciation and amortization of approximately $1,965,000,

         -        interest expense on notes payable of approximately $438,000,

         -        amortization of discount on notes payable of approximately
                  $203,000,

         - amortization of deferred services of approximately $506,000, and

         -        a decrease in accounts receivable of approximately $539,000.

These increases were partially offset by a gain from settlements of obligations of approximately $651,000 and a decrease in accounts payable and accrued liabilities of approximately $468,000.

         Net cash used in investing activities was approximately $1,308,000 for the year ended September 30, 2003 primarily due to an increase in restricted cash of $1,002,000 and the acquisition of equipment of approximately $317,000. Net cash provided by financing activities for the year ended September 30, 2003 was approximately $2,576,000, which included advances from note payables of approximately $2,296,000 and proceeds from the sale of preferred shares of approximately $621,000, which was partially offset by repayment of a note payable of approximately $95,000 and payments on capital leases of approximately $232,000.

         For the year September 30, 2003, we had an operating loss from continuing operations of approximately $4,192,000 and cash used in operations of approximately $1,246,000. At September 30, 2003, we had approximately $82,000 of cash and cash equivalents and approximately $1,002,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

ITEM 7.           FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-34 which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors, and their ages are as follows:

         Name                       Age                             Position
         ----                       ---                             --------
Randy S. Selman (1)                 48               Chief Executive Officer, President and Chairman
Alan M. Saperstein                  45               Executive Vice President, Treasurer and Director
George Stemper                      49               Chief Operating Officer
Gail Babitt                         40               Chief Financial Officer
Benjamin Swirsky (1)(2)(3)(4)       61               Director
Robert J. Wussler (1)(2)(3)(4)      67               Director
Charles S. Johnston (1)(2)(3)(4)    69               Director

(1)      Member of the Compensation Committee.

(2)      Member of the Audit Committee.

(3)      Member of the Governance and Nominating Committee.

(4)      Member of the Finance Committee.

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

         GAIL BABITT, CPA. Ms. Babitt has served as our Chief Financial Officer since November 2000. From 1999 through October 2000 Ms. Babitt served as Vice President of Finance, North America and Corporate Controller for TeleComputing ASA. TeleComputing ASA is a leading application service provider. From 1997 to 1999 Ms. Babitt served as Manager-Transaction Services for PricewaterhouseCoopers LLP. During 1997 Ms. Babitt served as Director of Finance for ToppTelecom, Inc. Topp Telecom is a prepaid cellular company based in Miami. From 1994 to 1997 Ms. Babitt worked in the audit group with PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP) and with Ernst & Young LLP from 1992 to 1994. Ms. Babitt has received a MBA from Boston University and a B.S. from Nova Southeastern University.

         BENJAMIN SWIRSKY. Mr. Swirsky has been a member of the board of directors since July 1997 and serves on the Audit and Compensation Committees of the board of directors. Mr. Swirsky is the owner of Beswir Properties Inc., an investment capital company. From June 1993 until January 1998, Mr. Swirsky was President and Chief Executive Officer of Slater Steel, Inc., a publicly-traded company listed on the (Toronto Stock Exchange ("TSE"): SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky was Chairman of P.C.Docs International, Inc., a Canadian publicly-traded company (Nasdaq: DOCSF, TSE: DXX) from 1997-1999. Mr. Swirsky is also a member of the board of directors of the Four Seasons Hotel Corp., a chain of first class hotels located throughout the world, and serves on the Audit, Compensation and Governance committees of the Board. Mr. Swirsky also sits on the board of directors of a number of other companies, including (i) AMI Campbell, Inc., a publicly-traded company -TSE, (ii) MigraTEC Inc., a publicly-traded company (Nasdaq: MIGR) where he currently serves as Chairman,
(iii) Commercial Alcohols, Inc., in which he is also a principal shareholder,
(iv) Amica Matuse Lifestyles, Inc., a publicly-traded company -TSE and (v) Alliance Financing Group, Inc., a publicly-traded company -TSE.

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

         CHARLES S. JOHNSTON. Mr. Johnston has been a member of our board of directors since April 2003 and serves on the Audit and Compensation Committees of the Board. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company, since July 1993. Mr. Johnston has also served as Chairman of AFD Technologies, a private corporation since 1994 and J&C Resources a private corporation, a position that he has held since 1987. Mr. Johnston is a member of the board of directors of AuthentiDate Holding Company (Nasdaq National Market: ADAT), Internet Commerce Corporation (Nasdaq National Market: ICCA) and McData Corporation (Nasdaq National Market: MCDT). Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute ("WPI") and earned his B.S. degree from WPI in 1957.

         All members of our Audit Committee are independent within the meaning of the listing standards of the Nasdaq SmallCap Market and are financial experts within the meaning of Regulation S-B of the Securities Act.

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

DIRECTORS' COMPENSATION

         Directors who are not our employees received $3,750 per quarter as compensation for serving on the board of directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at board of directors' meetings. As of September 30, 2003, we had accrued board fees of approximately $37,500, which have subsequently been paid.

         From time to time we issue the members of our board of directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2003 members of our board of directors hold outstanding options to purchase an aggregate of 189,136 shares of our common stock at prices ranging from $7.50 to $257.82 per share.

CODE OF ETHICS

         Effective December 18, 2003, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) and our company's Chief Financial Officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

-        compliance with applicable governmental laws, rules and regulations;

- the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

- accountability for adherence to the Code of Business Conduct and Ethics.

         Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President and Chief Financial Officer with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President or Chief Financial Officer.

         In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President or Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President or Chief Financial Officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

         Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to:
Visual Data Corporation, 1291 SW 29 Avenue, Pompano Beach, Florida 33069.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2003 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2003, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2003.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the "Named Executive Officers.)

                                 ANNUAL                                LONG-TERM
                              COMPENSATION                        COMPENSATION AWARDS
                              ------------                        -------------------
NAME, PRINCIPAL                                          OTHER ANNUAL    RESTRICTED OPTIONS    ALL OTHER
POSITION               YEAR      SALARY      BONUS       COMPENSATION    STOCK AWDS           COMPENSATION
--------               ----      ------      -----       ------------    ----------           ------------
Randy S. Selman        2003     $140,000      -0-          $ 17,126  (1)  -0-           -0-    -0-        -0-
  President, Chief     2002     $159,917(13)  -0-          $ 15,631  (2)  -0-           -0-    -0-        -0-
  Executive Officer    2001     $227,333(13)  -0-          $ 11,863  (3)  -0-           -0-    -0-        -0-
  and Director

Alan Saperstein        2003     $140,000      -0-          $ 20,462  (4)  -0-           -0-    -0-        -0-
  Vice President       2002     $159,917(13)  -0-          $ 19,199  (5)  -0-           -0-    -0-        -0-
  Treasurer and        2001     $227,333(13)  -0-          $ 14,178  (6)  -0-           -0-    -0-        -0-
  Director

George Stemper         2003     $140,000      -0-          $ 18,462  (7)  -0-           -0-    -0-        -0-
  Chief Operating      2002     $145,417      -0-          $ 16,199  (8)  -0-           -0-    -0-        -0-
  Officer              2001     $150,000      -0-         $   8,248  (9)  -0-           -0-    -0-        -0-

Gail Babitt            2003     $140,000      -0-          $ 10,877  (10) -0-           -0-    -0-        -0-
  Chief Financial      2002     $136,167      -0-          $ 12,631  (11) -0-           -0-    -0-        -0-
  Officer              2001     $115,761      -0-         $   7,068  (12) -0-           -0-    -0-        -0-

(1)      Includes $5,126 for medical insurance and $12,000 automobile allowance.

(2)      Includes $4,381 for medical insurance and $11,250 automobile allowance.

(3)      Includes $2,863 for medical insurance and $9,000 automobile allowance.

(4)      Includes $9,462 for medical insurance and $12,000 automobile allowance.

(5)      Includes $7,949 for medical insurance and $11,250 automobile allowance.

(6)      Includes $5,178 for medical insurance and $9,000 automobile allowance.

(7)      Includes $9,462 for medical insurance and $9,000 automobile allowance.

(8)      Includes $7,949 for medical insurance and $8,250 automobile allowance.

(9)      Includes $1,998 for medical insurance and $6,250 automobile allowance.

(10)     Includes $1,877 for medical insurance and $9,000 automobile allowance.

(11)     Includes $4,381 for medical insurance and $8,250 automobile allowance.

(12)     Includes $1,651 for medical insurance and $5,417 automobile allowance.

(13)     Includes a $25,000 management fee paid by EDNET.

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

         Additionally, each of Messrs. Selman and Saperstein were granted options (which contain certain anti-dilution provisions) to purchase 25,000 shares of common stock at $31.88 per share, vesting 8,334 options on the first anniversary and 8,333 on each anniversary thereafter. The options, which are exercisable for a period of four years from the vesting date, automatically vest upon the occurrence of certain events, including a change in control, constructive termination (as defined in the agreements) of the employee, or the termination of the employee other than for cause.

         The agreements were amended, effective September 1, 1999, to (i) extend the term an additional two years, until January 9, 2003 (ii) increase the annual salary under each agreement to $195,000, and (iii) grant an additional 16,667 options at $133.125 (the fair market value at the date of grant) per share to each of Messrs. Selman and Saperstein, vesting 8,334 options on the first anniversary and 8,333 on second anniversary of the effective date of the additional two year term provided for under the amendment to the amended and restated employment agreements.

         The agreements were amended, effective August 1, 2001, to (i) extend the term an additional two years, until August 1, 2005 (ii) increase the annual salary under each agreement to $250,000, and (iii) grant an additional 33,334 options at $22.50 (the fair market value at the date of grant) per share to each of Messrs. Selman and Saperstein, vesting 3,333 options per year for the first two years and 13,334 options per year for the next two years on each anniversary date of the effective date of the term provided for under the amendment to the amended and restated employment agreements. The EBITDA annual bonus has been revised so that no bonus would be paid unless we have a positive Net Income (as defined in the agreement), and, at such time, the EBITDA bonus will be paid only up to an amount so that we maintain a positive Net Income.

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

         Effective January 1, 2002 we entered into employment agreements with George Stemper, our Chief Operating Officer, and with Gail Babitt, our Chief Financial Officer. The term of the agreement is for two years from the effective date of the agreements and is renewable for successive one-year terms unless terminated. The annual salary under each of the agreements is $175,000 for Mr. Stemper and $155,000 for Ms. Babitt, which amount will be increased by 10% each year. In December 2003 we renewed Ms. Babitt's agreement for an additional one year term effective January 1, 2004.

         Additionally, each of Mr. Stemper and Ms. Babitt were granted options (which contain certain anti-dilution provisions) to purchase 6,667 shares of common stock at $11.25 per share, vesting 3,334 options on the first anniversary and 3,333 options on second anniversary of the effective date of each of the agreements. The options, which are exercisable for a period of four years from the vesting date, automatically vest upon the occurrence of certain events, including a change in control, constructive termination (as defined in the agreements) of the employee, or the termination of the employee other than for cause.

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

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2003 to the Named Executive Officers.

                 Option Grants in Year Ended September 30, 2003

                                               INDIVIDUAL GRANTS
                                               -----------------
                        NO. OF SECURITIES      % OF TOTAL OPTIONS
                           UNDERLYING         GRANTED TO EMPLOYEES      EXERCISE       EXPIRATION
     NAME                OPTIONS GRANTED         IN FISCAL YEAR          PRICE            DATE
     ----                ---------------         --------------          -----            ----
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director                  -                    -                      -              -
Alan Saperstein,
  Executive Vice
  President and
  Director                      -                    -                      -              -
George Stemper,
  Chief Operating
  Officer                       -                    -                      -              -
Gail Babitt, Chief
  Financial Officer             -                    -                      -              -

         The following table sets forth certain information regarding stock options held as of September 30, 2003 by the Named Executive Officers.

           Aggregate Option Exercises in Year Ended September 30, 2003
                           and Year-End Option Values

                                                    NO. OF SECURITIES
                                                  UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                     OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                      SHARES                     SEPTEMBER 30, 2003                SEPTEMBER 30, 2003(1)
                     ACQUIRED              -------------------------------      ---------------------------
                        ON        VALUE
       NAME          EXERCISE   REALIZED   EXERCISABLE       UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
       ----          --------   --------   -----------       -------------      -----------    -------------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director           -      $      -    60,000(2)         13,334 (2)          $     -         $      -
Alan Saperstein,
  Executive Vice
  President and
  Director               -      $      -    60,000(2)         13,334 (2)          $     -         $      -
George Stemper,
  Chief Operating
  Officer                -      $      -    20,001(3)                 -           $     -         $      -
Gail Babitt,
  Chief Financial
  Officer                -      $      -    20,001(4)                 -           $     -         $      -

(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $2.58 per share, being the last sale price of our common stock on October 1, 2003 as reported by the Nasdaq SmallCap Market.

(2) Of such exercisable options, at September 30, 2003, 20,000 were exercisable at $22.50, 23,334 options were exercisable at $30.00 per share and 16,666 options were exercisable at $31.88 per share. Of the unexercisable options, 13,334 have an exercise price of $22.50 per share at September 30, 2003.

(3) Of such exercisable options, at September 30, 2003, 1,667 options were exercisable at $3.45 per share, 6,667 options were exercisable at $11.25 per share, 5,000 were exercisable at $30.00 per share and 6,667 were exercisable at $62.82 per share.

(4) Of such exercisable options, at September 30, 2003, 1,667 options were exercisable at $3.45 per share, 6,667 options were exercisable at $11.25 per share, 6,667 were exercisable at $30.00 per share and 5,000 were exercisable at $30.47 per share.

1996 STOCK OPTION PLAN

         On February 9, 1997, the board of directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on April 22, 2002, we have reserved an aggregate of 733,334 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") or for restricted stock grants ("Stock Grants") made under the Plan. At November 30, 2003, we have options to purchase 267,195 shares of our common stock outstanding under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $2.65 to $257.82 per share.

         The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of the Visual Data shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by the Compensation Committee of our board of directors (the "Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by Committee at up to a 10% discount to market at the time of grant. At no time may the Committee issue Stock Grants to exceed, in the aggregate, 66,667 shares. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the board of directors or the Committee.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information regarding beneficial ownership of our common stock as of November 30, 2003 held by (i) persons who own beneficially more than 5% of our outstanding common stock, (ii) our directors,
(iii) named executive officers and (iv) all of our directors and officers as a group. The table also represents the same information as adjusted to reflect the sale of shares offered hereby.

                                                 SHARES OF COMMON
                                                 STOCK BENEFICIALLY
NAME AND ADDRESS OF                                  OWNED (2)--
OF BENEFICIAL OWNER(1)                        NUMBER            PERCENTAGE
Randy S. Selman(3)                             69,853               1.7%
Alan M. Saperstein(4)                          71,820               1.7%
George Stemper (5)                             22,204               *
Gail Babitt (6)                                21,513               *
Benjamin Swirsky(7)                            15,752               *
Robert Wussler(8)                              24,750               *
Frederick DeLuca(9)                           394,181               8.8%
Charles S. Johnston                            40,668               1.0%

All Directors and
  Officers (seven persons)(10)                266,560               6.2%

* Less than 1%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Visual Data Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from November 30, 2003 upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from November 30, 2003 have been exercised. As of November 30, 2003 there were 4,108,772 shares of common stock outstanding.

(3) This amount includes options to acquire an aggregate of 20,000 shares of common stock at an exercise price of $22.50 per share, options to acquire an aggregate of 23,334 shares of common stock at an exercise price of $30.00 per share and options to acquire an aggregate of 25,000 shares of common stock at an exercise price of $31.88 per share. Excludes options to purchase 13,334 shares of common stock at an exercise price of $22.50, which have not yet vested.

(4) This amount includes options to acquire an aggregate of 20,000 shares of common stock at an exercise price of $22.50 per share, options to acquire an aggregate of 23,334 shares of common stock at an exercise price of $30.00 per share and options to acquire an aggregate of 25,000 shares of common stock at an exercise price of $31.88 per share. Excludes options to purchase 13,334 shares of common stock at an exercise price of $22.50, which have not yet vested.

(5) This amount includes options to acquire an aggregate of 1,667 shares of common stock at an exercise price of $3.45 per share, options to purchase 6,667 shares of common stock at an exercise price of $11.25 per share, options to purchase 5,000 shares of common stock at an exercise price of $30.00 per share and options to purchase 6,667 shares of common stock at an exercise price of $62.82 per share.

(6) This amount includes options to acquire an aggregate of 1,667 shares of common stock at an exercise price of $3.45 per share, options to purchase 6,667 shares of common stock at an exercise price of $11.25 per share, options to purchase 5,000 shares of common stock at an exercise price of $30.47 per share and options to purchase 6,667 shares of common stock at an exercise price of $30.00 per share.

(7) This amount includes options to acquire an aggregate of 6,667 shares of common stock at an exercise price of $11.25 per share, options to purchase 5,000 shares of common stock at an exercise price of $30.00 per share and options to purchase 3,334 shares of common stock at an exercise price of $112.50 per share. Mr. Swirsky's address is 350 Fairlawn Avenue, Toronto, Ontario, Canada.

(8) This amount includes options to acquire an aggregate of 6,667 shares of common stock at an exercise price of $7.50 per share, options to purchase 10,000 shares of common stock at an exercise price of $11.25 per share, options to purchase 5,000 shares of common stock at an exercise price of $30.00 per share, options to purchase 1,667 shares of common stock at an exercise price of $43.13 per share, options to purchase 800 shares of common stock at an exercise price of $150.00 per share and options to purchase 3,333 shares of common stock at an exercise price of $257.82 per share. Excludes options to acquire an aggregate of 3,333 shares of common stock at an exercise price of $11.25 per share, which have not yet vested.

(9) This amount includes warrants to purchase 66,667 shares of common stock at an exercise price of $15.00 per share, options to purchase 6,667 shares of common stock at an exercise price of $31.88 per share and 310,334 shares of common stock issuable upon the conversion of shares of Class A-8 Preferred Stock.

(10)     See notes (3)-(8) above.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 4, 2001 we entered into a private debt financing transaction with Mr. Fred Deluca, a shareholder, pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, we agreed to pay 12% annual interest on the loan. We granted Mr. Deluca a security interest in substantially all of our tangible and intangible assets, and issued him a warrant to purchase approximately 66,667 shares of our common stock at an exercise price of $15.00 per share.

         On May 7, 2003 we entered into an Amended and Restated Loan Agreement with Mr. Deluca which restructured the original loan. Under the terms of the Amended and Restated Loan Agreement, Mr. Deluca agreed to renew the outstanding principal amount due under original loan and extend us a new loan in the amount of $1,950,000. The new loan is evidenced by a three year promissory note in the principal amount of $3,000,000, payable interest only on a quarterly basis beginning in July 2003 at the rate of 5.25% per annum. This new loan is collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries.

         We issued Mr. Deluca 140,000 shares of our newly created Class A-8 Convertible Preferred Stock as consideration for entering into the Amended and Restated Loan Agreement. He also exchanged approximately 123,667 shares of our currently issued and outstanding common stock owned by him for an additional 92,750 shares of our Class A-8 Convertible Preferred Stock. The approximately 123,667 shares of common stock returned now have the status of authorized but unissued shares. We granted Mr. Deluca demand and piggy-back registration rights covering the shares of common stock issuable upon the conversion of the Class A-8 Convertible Preferred Stock.

         In December 2001, we acquired a 20% stake in and formed a strategic partnership with Onstream Media Corporation, a privately-held development stage company, in exchange for 200,000 shares of our common stock valued at $200,000. In March 2003, we increased our ownership in Onstream Media to approximately 28% though the issuance of an additional 62,500 shares of Class A-7 Convertible Preferred Stock valued at $750,000. On October 22, 2003 we executed an agreement and plan of merger agreement with Onstream Media to acquire the remaining 72% of Onstream Media that we do not presently own. This transaction remains pending. Messrs. Randy S. Selman and Alan Saperstein, officers and directors of Visual Data, are members of the board of directors of Onstream Media.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      Exhibits

EXHIBIT NO.       DESCRIPTION

2(a) Agreement and Plan of Merger dated as of October 22, 2003 by and between Visual Data Corporation, OSM, Inc., a subsidiary of Visual Data Corporation, and Onstream Media Corporation (9)

2(b) Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (11)

2(c) Agreement and Plan of Reorganization between Visual Data Corporation, Media on Demand, Inc. and Charles Saracino (12)

2(d)              Voting Agreement (12)

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

3(i)(e)           Articles of Amendment dated March 25, 1995(1)

3(i)(f)           Articles of Amendment dated October 31, 1995(1)

3(i)(g)           Articles of Amendment dated May 23, 1996(1)

3(i)(h)           Articles of Amendment dated May 5, 1998(2)

3(i)(i)           Articles of Amendment dated August 11, 1998(3)

3(i)(j)           Articles of Amendment dated June 13, 2000(6)

3(i)(k)           Articles of Amendment dated April 11, 2002(21)

3(i)(l)           Articles of Amendment dated June 24, 2003 (10)

3(i)(m)           Articles of Amendment dated June 20, 2003 (7)

3(ii)             By-laws(1)

4(a)              Specimen Common Stock Certificate (1)

10(a)             Form of Stock Option Plan and Amendment thereto (1)(8)

10(b) Third Amended and Restated Employment Agreement between the Company and Randy S. Selman (4)

10(c) Third Amended and Restated Employment Agreement between the Company and Alan Saperstein (4)

10(d)             Employment Agreement between Visual Data Corporation and Gail
                  Babitt (5)

10(e)    Employment Agreement between Visual Data Corporation and George Stemper
         (5)

10(f)    Securities Purchase Agreement (10)

10(g)    Employment Agreement between Visual Data Corporation and Gail Babitt

14       Code of Business Conduct and Ethics

21       Subsidiaries of the registrant (2)

23.1     Consent of Independent Certified Public Accountants

31(i)    Section 302 Certificate of Chief Executive Officer

31(ii)   Section 302 Certificate of Chief Financial Officer

32(i)    Section 906 Certificate of Chief Executive Officer

32(ii)   Section 906 Certificate of Chief Financial Officer

(1) Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.

(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2000.

(3) Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.

(4) Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form S-3, registration number 333-62071, as amended and declared effective by the SEC on November 3, 1998.

(5) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2002.

(6) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

(7) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

(8) Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998

(9) Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.

(10) Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.

(11) Incorporated by reference to the registrant's current report on Form 8-K filed on June 12, 2001.

(12) Incorporated by reference to the registrant's current report on Form 8-K filed on February 5, 2002.

(13) incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.

                  (b)      Reports on Form 8-K

         We filed the following Reports on Form 8-K during the last quarter covered by this annual report:

 Date of Filing                             Items Report
---------------    -------------------------------------------------------------
July 2, 2003       Item 5. Sale of securities in a private transaction
August 14, 2003    Item 12. Press release regarding quarterly earnings
August 19, 2003    Item 5. Compliance with Nasdaq continued listing requirements

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate audit fees billed by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, 2002, and March 31 and June 30, 2003 were $97,000.

         The aggregate audit fees billed to Visual Data by Arthur Andersen LLP for the fiscal year ended September 30, 2002, from the beginning of that fiscal year through the date of Arthur Andersen LLP's termination, were approximately $ 12,000. The aggregate audit fees billed to Visual Data by Goldstein Lewin & Co. for the fiscal year ended September 30, 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarter ending March 31 and June 30, 2002 were approximately $105,000.

AUDIT RELATED FEES

         For the fiscal years ended September 30, 2003 and 2002, the aggregate fees billed for assurance and related services by Goldstein, Lewin & Co. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $11,000 and $1,000, respectively.


TAX FEES

         For the fiscal years ended September 30, 2003 and 2002 the aggregate fees billed for tax compliance, tax advice and tax planning. Tax fees include the preparation of federal and state corporate income tax returns. The aggregate tax fees billed to Visual Data by Goldstein Lewin & Co. for the fiscal year ended September 30, 2003 were approximately $16,000. Prior to the engagement of Goldstein Lewin & Co. as our independent auditors, we had engaged that firm to assist us in tax-related matters. The aggregate tax fees billed to Visual Data by Goldstein Lewin & Co. for the fiscal year ended September 30, 2002 were approximately $13,000.

ALL OTHER FEES

         Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by Goldstein Lewin & Co. for services rendered to Visual Data for the fiscal years ended September 30, 2003 or 2002.

AUDIT COMMITTEE POLICIES

         Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  *      approved by our audit committee; or

  * entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

         The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Goldstein Lewin & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Goldstein Lewin & Co.'s independence.

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

                                            Visual Data Corporation

                                            By: /s/ Randy S. Selman
                                               ---------------------------------
                                               Randy S. Selman, President, Chief
                                               Executive Officer

                                            By: /s/ Gail Babitt
                                               ---------------------------------
                                               Gail Babitt, Chief Financial
                                               Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                           Date
-------------------        ----------------------------    ----------------------------

/s/ Randy S. Selman        Director, President,            December 17, 2003
-----------------------    Chief Executive Officer
Randy S. Selman

/s/ Gail Babitt            Chief Financial Officer and
-----------------------    Principal Accounting Officer    December 17, 2003
Gail Babitt

/s/ Alan Saperstein        Director and Executive          December 17, 2003
-----------------------    Vice President
Alan Saperstein

/s/ Benjamin Swirsky       Director                        December 17, 2003
-----------------------
Benjamin Swirsky

/s/ Robert J. Wussler      Director                        December 17, 2003
-----------------------
Robert J. Wussler

/s/ Charles S. Johnston    Director                        December 17, 2003
-----------------------
Charles S. Johnston

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Visual Data Corporation:

We have audited the accompanying consolidated balance sheets of Visual Data Corporation and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visual Data Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1 to the financial statements, the Company has incurred significant recurring losses from operations since inception. This condition raises substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to successfully market and sell its services and or products. Management's plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
December 9, 2003

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2003 AND 2002

                                                                   2003         2002
                                                                ----------   ----------
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $   82,374   $   60,603
   Restricted cash                                               1,002,308            -
   Accounts receivable, net of allowance for
     doubtful accounts of $332,158 and $394,837, respectively      867,881    1,343,729
   Prepaid expenses                                                989,163      467,051
   Due from shareholders                                           300,000            -
   Inventories                                                     169,483      348,733
   Other                                                             3,042       18,407
                                                                ----------   ----------
                Total current assets                             3,414,251    2,238,523
PROPERTY AND EQUIPMENT, net                                        943,360    1,993,214
INTANGIBLE ASSETS, net                                           4,068,063    4,682,408
OTHER NON-CURRENT ASSETS                                           811,925      246,201
                                                                ----------   ----------
                Total assets                                    $9,237,599   $9,160,346
                                                                ==========   ==========

                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2003 AND 2002

                                   (Continued)

                                                                                   2003            2002
                                                                               ------------    ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                    $  1,414,020    $  2,670,111
   Deferred revenue                                                                  42,915         108,010
   Current portion of obligations under capital leases                                8,768         334,351
   Notes payable                                                                          -       1,129,047
   Convertible debentures                                                         1,543,384               -
                                                                               ------------    ------------
                Total current liabilities                                         3,009,087       4,241,519
                                                                               ------------    ------------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                                  -          92,056
CONVERTIBLE DEBENTURES, net of current portion                                            -       1,461,587
NOTE PAYABLE                                                                      2,858,289               -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock class A7, par value $.0001 per share, authorized 162,500
     shares, 0 and 11,832 issued and outstanding, respectively                            -               1
   Preferred stock class A8, par value $.0001 per share, authorized 300,000,
     shares, 257,750 and 0 issued and outstanding, respectively                          26               -
   Preferred stock class A9, par value $.0001 per share, authorized 100,000,
     shares, 20,000 and 0 issued and outstanding, respectively                            2               -
   Common stock, par value $.0001 per share; authorized 75,000,000 shares,
     3,246,443 and 2,117,478 issued and outstanding, respectively                       325             212
Additional paid-in capital                                                       58,829,927      54,520,473
Accumulated deficit                                                             (55,460,057)    (51,155,502)
                                                                               ------------    ------------
                Total stockholders' equity                                        3,370,223       3,365,184
                                                                               ------------    ------------

                Total liabilities and stockholders' equity                     $  9,237,599    $  9,160,346
                                                                               ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                     2003              2002
                                                                               ---------------    ---------------
REVENUE:
   Webcasting and related equipment sales                                      $     3,511,515    $     4,083,538
   Network equipment sales and rentals                                                 746,993          1,039,876
   Network usage and services                                                        2,184,214          2,467,796
   Travel production and distribution                                                  372,397            604,038
   Other                                                                                     -             18,413
                                                                               ---------------    ---------------
                Total revenue                                                        6,815,119          8,213,661
                                                                               ---------------    ---------------
OPERATING EXPENSES:
   Webcasting and related equipment costs                                            1,197,475          1,461,255
   Network equipment sales and rentals                                                 388,049            570,007
   Network usage and services                                                        1,041,007          1,426,233
   Travel production and distributio                                                     9,409            102,571
   Other                                                                                     -                783
   General and administrative:
     Compensation                                                                    3,681,576          4,983,267
     Professional fees                                                               1,038,294          1,367,065
     Other                                                                           1,247,710          1,550,624
   Sales and marketing                                                                  17,691            189,427
   Depreciation and amortization                                                     1,964,989          2,132,605
                                                                               ---------------    ---------------
                Total operating expenses                                            10,586,200         13,783,837
                                                                               ---------------    ---------------
Loss from operations                                                                (3,771,081)        (5,570,176)
                                                                               ---------------    ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                                       2,846              3,485
   Interest expense                                                                   (911,919)        (1,027,532)
   Reserve for intangible impairment                                                         -           (728,485)
   Loss on debentures                                                                        -         (3,573,103)
   Other income                                                                        488,646            226,614
                                                                               ---------------    ---------------
                Total other expense, net                                              (420,427)        (5,099,021)
                                                                               ---------------    ---------------

Loss from continuing operations                                                     (4,191,508)       (10,669,197)
                                                                               ---------------    ---------------
DISCONTINUED OPERATIONS:
   Loss from golf leisure and syndication group                                              -           (588,760)
   Loss from financial solutions group                                                       -           (174,216)
                                                                               ---------------    ---------------
   Loss from discontinued operations                                                         -           (762,976)
                                                                               ---------------    ---------------
Net loss                                                                       $    (4,191,508)   $   (11,432,173)
                                                                               ===============    ===============
   Loss per share - - basic and diluted:
     Continuing operations                                                     $         (1.79)   $         (6.53)
     Discontinued operations                                                                 -              (0.47
                                                                               ---------------    ---------------)
   Net loss per share                                                          $         (1.79)   $         (7.00)
                                                                               ===============    ===============
   Weighted average shares of common stock outstanding - - basic and diluted         2,344,938          1,633,943
                                                                               ===============    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                              Preferred Stock                                Additional
                                   ------------------------------------  -----------------  -----------  -----------
                                   Class A7  Class A8  Class A9             Common Stock      Paid-in     Accumulated
                                   --------  --------  --------  ------  -----------------  -----------  ------------  -----------
                                    Shares    Shares    Shares   Amount   Shares    Amount    Capital       Deficit       Total
                                   --------  --------  --------  ------  ---------  ------  -----------  ------------  -----------
Balance, September 30, 2001               -                   -  $    -  1,011,026  $  101  $47,110,037  $(39,723,329) $ 7,386,809

Conversion of TFN stock for
   VDAT stock                             -                   -       -    104,533      10          (10)            -            -
Conversion of debentures and
   interest                               -                   -       -    105,780      11      858,159             -      858,170
Issuance of shares, warrants
   and options for services and
   incentives                         4,332                   -       -     83,576       8      876,498             -      876,506
Issuance of shares upon
   acquisition of MOD
   subsidiary                             -                   -       -    226,667      23    2,138,237             -    2,138,260
Issuance of shares and warrants
   for loan payments and
   interest                               -                   -       -     87,556       9      929,415             -      929,424
Issuance of shares for
   satisfaction of obligations            -                   -       -     77,131       8      505,780             -      505,788
Proceeds from sale of stock, net      7,500                   -       1    348,450      35    1,350,164             -    1,350,200
Issuance of shares for assets and
   investment                             -                   -       -     33,333       3      421,997             -      422,000
Exercise of options and
   warrants                               -                   -       -     39,015       4      330,196             -      330,200
Net loss                                  -         -         -       -          -       -            -   (11,432,173) (11,432,173)
                                   --------  --------  --------  ------  ---------  ------  -----------  ------------  -----------
Balance, September 30, 2002          11,832         -         -  $    1  2,117,478  $  212  $54,520,473  $(51,155,502) $ 3,365,184

Reverse stock split-fractional
   shares                                                                    1,597       -            -                          -
Proceeds from sale of stock, net     22,500         -    50,000       7     38,334       4      920,577                    920,588
Issuance of shares for assets and
   investment                        62,500                           6                         749,994                    750,000
Issuance of shares, warrants and
   options for services and
   incentives                         5,000    25,000         -       3    199,452      20      775,975                    775,998
Conversion of preferred stock for
   common stock                    (116,832)        -   (30,000)    (14)   586,284      58          (44)                         -
Conversion of common stock for
   preferred stock                   15,000    92,750                11   (163,667)    (16)           5                          -
Issuance of shares and warrants
   for loan payments and interest             140,000                14    293,544      29    1,499,829                  1,499,872
Issuance of shares for
   satisfaction of obligations                                             136,267      14      264,426                    264,440
Dividends paid                                                              37,154       4       98,692      (113,047)     (14,351)
Net loss                                  -         -         -       -          -       -            -    (4,191,508)  (4,191,508)
                                   --------  --------  --------  ------  ---------  ------  -----------  ------------  -----------

Balance, September 30, 2003               -   257,750    20,000  $   28  3,246,443  $  325  $58,829,927  $(55,460,057) $ 3,370,223
                                   ========  ========  ========  ======  =========  ======  ===========  ============  ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                              2003             2002
                                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $ (4,191,508)    $(11,432,173)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         1,964,990        2,132,605
       Gain from settlements of obligations                                                   (651,227)               -
       Loss on equity basis investment in Onstream Media                                       171,172                -
       Gain on sale of building                                                                      -         (173,936)
       (Gain) loss on disposition of fixed assets                                               (5,850)          21,727
       Write off capitalized software                                                                -           28,186
       Provision for (reduction in) allowance for doubtful accounts                            (62,679)         176,597
       Reduction in allowance for inventory obsolescence                                             -         (242,000)
       Reserve for investment in Curaspan                                                            -          107,575
       Premium on redemption of debentures                                                           -          176,850
       Loss from discontinued operations                                                             -          762,976
       Reserve for impairment of intangibles                                                         -          728,485
       Interest expense on notes payable                                                       437,775          354,899
       Interest expense on convertible debentures                                               81,797          144,505
       Amortization of discount on notes payable                                               202,610           78,052
       Amortization of debt issue costs                                                         92,541           92,541
       Amortization of deferred services and incentives                                        506,094          730,902
       Changes in assets and liabilities:
         Decrease in accounts receivable                                                       538,527           25,405
         Decrease in prepaid expenses                                                            8,184          278,706
         Decrease in other current assets                                                       15,365           41,043
         Decrease in inventories                                                               179,250          431,354
         Decrease in net assets of discontinued operations                                           -        3,573,103
         Decrease in accounts payable and accrued expenses                                    (468,407)        (114,363)
         Decrease in deferred revenue                                                          (65,095)        (189,257)
                                                                                          ------------     ------------
              Net cash used in operating activities                                         (1,246,461)      (2,266,218)
                                                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                                     (316,748)        (223,682)
   Proceeds from sale of building, net                                                               -        1,589,941
   Proceeds from sale of fixed assets                                                           21,807           23,471
   (Increase) decrease in restricted cash                                                   (1,002,308)         182,189
   Acquisition of MOD subsidiary, net of cash received                                               -           90,271
   (Increase) decrease in other non-current assets                                             (10,257)          10,548
                                                                                          ------------     ------------
              Net cash (used in) provided by investing activities                           (1,307,506)       1,672,738
                                                                                          ------------     ------------

                                   (Continued)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (Continued)

                                                                                              2003             2002
                                                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgage note payable                                                      $          -     $   (850,923)
   Repayment of note payable                                                                   (94,800)      (2,127,700)
   Proceeds from note payable                                                                2,296,432        3,000,000
   Payments on capital leases                                                                 (232,128)        (227,218)
   Proceeds from exercise of warrants and options                                                    -          330,200
   Issuance of common stock, net of costs                                                            -          999,229
   Payment of dividends                                                                        (14,351)               -
   Redemption of debentures                                                                          -         (345,000)
   Proceeds from issuance of preferred shares and common stock                                 620,585          350,971
                                                                                          ------------     ------------
              Net cash provided by financing activities                                      2,575,738        1,129,559
                                                                                          ------------     ------------
CASH USED IN DISCONTINUED OPERATIONS:
   Operating activities                                                                              -         (527,637)
                                                                                          ------------     ------------
              Net cash used in discontinued operations                                               -         (527,637)
                                                                                          ------------     ------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                             21,771            8,442

CASH AND CASH EQUIVALENTS, beginning of year                                                    60,603           52,161
                                                                                          ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                                    $     82,374     $     60,603
                                                                                          ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash payments for interest                                                           $     91,817     $    147,930
                                                                                          ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Issuances of common shares for property and equipment                                $          -     $    222,000
     Issuance of shares, warrants and options for deferred
      services and incentives                                                             $    626,001     $    876,506
     Issuance of common stock for repayment of debt                                       $    628,355     $     66,500
     Issuance of warrants for note payable                                                $          -     $    257,805
     Investment in Onstream Media                                                         $    750,000     $    200,000
     Issuance of stock for prepaid interest                                               $    871,517     $    605,119
     Issuance of stock for payment of accounts payable                                    $    264,440     $    505,788
     Subscription receivable from issuances of preferred stock                            $    300,000     $          -
     Issuance of common stock for MOD acquisition                                         $          -     $  2,138,260
     Premium on redemption of debentures                                                  $          -     $    176,850

The accompanying notes are an integral part of these consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation (the "Company" or "Visual Data" or "VDAT"), organized in 1993, is a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. VDAT is comprised of three operating groups including:
Visual Data Webcasting Group, Visual Data Networking Solutions Group (EDNET) and Visual Data Travel Group (includes HotelView and ResortView).

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $55,460,057 as of September 30, 2003. The Company's operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. For the year ended September 30, 2003, we had a net loss from continuing operations of approximately $3,771,000 and cash used in operations of approximately $1,246,000. The Company's forecast for fiscal year 2003 anticipates a reduction in cash used for operations. At September 30, 2003, the Company had approximately $1,085,000 of cash and cash equivalents, including $1 million of restricted cash provided to the Company as a result of the financing of long-term debt from a shareholder. See Note 5.

The Company is constantly evaluating its cash needs and existing burn rate. In addition, the Company has a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of the cash needs, the Company may seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. The Company's ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service existing indebtedness. The Company cannot assure you that it will be able to raise additional working capital to fund these anticipated deficits. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that the Company will achieve profitability or positive cash flow. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

Restricted cash

Restricted cash consisted of amounts provided by a shareholder in conjunction with a loan. The restricted cash is to be utilized by the Company at the shareholders discretion. See Note 5.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. At September 30, 2003 and 2002, bad debt reserves were approximately $332,000 and $395,000, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

    NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances. We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. We write down excess and obsolete inventory to the lower of cost or market based on the analysis.

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

Goodwill

On July 1, 2001, the Company adopted SFAS 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after July 1, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS 142, Goodwill and Other Intangible Assets, which the Company adopted effective October 1, 2001, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets (Other than Goodwill)

     General

     The Company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

     Intangible Assets Other than Goodwill

     At September 30, 2003 and 2002, the Company had Intangible Assets Other than Goodwill (Other Intangible Assets) with a carrying value of approximately $3.1 million, net of accumulated amortization of approximately $1,075,000 and $460,000, respectively. This was comprised of the customer list that resulted from the Company's acquisition of Mediaondemand.com (see Note 10).

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenue

Deferred revenue represents cash received from customers for production services that are in process or for future events in webcasting. As projects or events are completed the revenue is recognized.

Advertising

Advertising costs are charged to operations as incurred. Advertising expenses from continuing operations were $16,000 and $143,000 for the years ended September 30, 2003 and 2002, respectively.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $22.5 million as of September 30, 2003, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Reverse Stock Split

On June 24, 2003 the Company affected a one-for-fifteen reverse stock split. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-fifteen reverse stock split. Additional information is presented at
Note 7.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

For the years ended September 30, 2003 and 2002, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 963,149 and 1,051,632 at September 30, 2003 and 2002, respectively. In addition, the Company has 257,750 (Class A-8) and 20,000 (Class A-9) shares of Convertible Preferred Stock, and approximately $1,543,000 in convertible debentures outstanding at September 30, 2003, which can potentially convert into 343,668, 66,668 and 363,577 shares of our common stock, respectively. The potential dilutive effects of the Class A-8 and A-9 Convertible Preferred Stock and convertible debentures have been excluded from the calculation of net loss per share.

Employee 401 (k) plan

The Company has a 401 (k) plan known as the Visual Data Corporation 401 (k) Retirement Plan and Trust (the "Plan"). The Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options (directly solely by the employees). Employees may contribute up to 20% of their salary, subject to certain limitations. The Company matches employees' contributions to the Plan at 25%, up to a maximum of 8% of eligible compensation, at an annual maximum of $12,000 for employees under 50 years of age and $14,000 for employees over 50 years of age. The Company expensed approximately $10,000 and $36,000 in the fiscal years ended September 30, 2003 and 2002, respectively, for our contributions to the Plan. The Company's contributions to the Plan vest at 25% per year after the first year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to the short maturity of the instruments.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. Revenue from CCBN represented approximately 17% and 9% of our consolidated revenue for the years ended September 30, 2003 and 2002, respectively. See Note 9.

Stock compensation

The Company has a stock based compensation plan, which is described more fully in Note 12. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options.

The following table summarizes the pro forma consolidated results of operations of The Company as though the fair value based accounting method in "Accounting for Stock-Based Compensation," ("SFAS 123") had been used in accounting for stock options.

                                                                    2003            2002
                                                               -------------   -------------
Net loss, as reported                                          $  (4,191,508)  $ (11,432,173)
Total stock based employee compensation expense determined
  under fair value based method for all awards, net of tax          (729,585)     (1,584,702)
                                                               -------------   -------------

Pro forma net loss                                             $  (4,921,093)  $ (13,016,875)
                                                               =============   =============

Net loss per share - basic and diluted:
    Net loss per share, as reported                            $       (1.79)  $       (7.00)
    Net loss per share, pro forma                              $       (2.10)  $       (7.97)

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity's statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under APB No. 30. The provisions of SFAS No.145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS No. 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS No. 13. The Company adopted this standard for the year ended September 30, 2003 and it did not have a material effect on the Company's results of operations or its financial position.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company believes its revenue recognition policies are consistent with this new standard.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not entered into arrangements or guarantees that meet the criteria of this interpretation and does not expect the adoption of this interpretation to have a material effect on its results of operations or financial position.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In December 2002, the FASB issued SFAS No. 148 which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. The Company implemented SFAS No. 148.


In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about entity's activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the entity if they occur and (3) the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not currently expect the adoption of FIN 46 to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently expect the adoption of SFAS No. 149 to have a material effect on its consolidated financial statements.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. We completed our annual goodwill impairment tests as of September 30, 2003 and 2002, and found no impairment at September 30, 2003 and an impairment of approximately $728,000 at September 30, 2002. At September 30, 2003 and 2002, we had goodwill with a carrying value of approximately $2,071,000, associated with the acquisition of EDNET. In addition, we also have intangible assets - customer list of $1,997,000 and 2,611,000 at September 30, 2003 and 2002, respectively, associated with the acquisition of MOD (see Note 10). According to our analysis of the customer list for the periods ended September 30, 2003 and 2002 there was no impairment.

Changes in the carrying amount of goodwill for the years ended September 30, 2003 and 2002, by reportable segment, are as follows:

                                               Networking
                                                Solutions
Balance as of October 1, 2001                 $   2,799,000
  Reserve for impairment                           (728,000)
                                              -------------

Balance as of September 30, 2003 and 2002     $   2,071,000
                                              =============

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Information regarding the company's intangible assets is as follows:

                               September 30, 2003                        September 30, 2002
                     ---------------------------------------   ---------------------------------------
                        Gross                                     Gross
                       Carrying    Accumulated                   Carrying    Accumulated
                        Amount    Amortization       Net          Amount     Amortization      Net
                     ----------- -------------   -----------   -----------   ------------  -----------
Goodwill EDNET       $ 2,071,000 $           -   $ 2,071,000   $ 2,071,000   $         -   $ 2,071,000
Customer Lists MOD     3,072,000    (1,075,000)    1,997,000     3,072,000      (461,000)    2,611,000
                     ----------- -------------   -----------   -----------   -----------   -----------
                     $ 5,143,000 $  (1,075,000)  $ 4,068,000   $ 5,143,000   $  (461,000)  $ 4,682,000
                     =========== =============   ===========   ===========   ===========   ===========

Amortization expense of intangible assets customer lists was $614,000 and $461,000 for the years ended September 30, 2003 and 2002, respectively.

Estimated amortization expense for the fiscal years ending September 30, is as follows:

2004           $   614,000
2005               614,000
2006               614,000
2007               155,000
               -----------

               $ 1,997,000
               ===========

NOTE 3: INVESTMENTS

The Company has an investment in Curaspan, Inc. for approximately $108,000. This investment was accounted for under the cost method of accounting since we own a minority interest in this business. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred. The investment in Curaspan, Inc. was fully reserved at September 30, 2002 as a result of their losses from operations during the previous fiscal years in addition to an existing burn rate which requires additional capital to sustain the operation.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 3: INVESTMENTS (Continued)

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000 through the issuance of Class A-7 Convertible Preferred Stock ("Class A-7 Preferred Stock "). See Note 7. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream Media is a development stage company that intends to provide a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system is being designed to digitize, encode, index, transport and centralize all rich media content within an organization and make it immediately available worldwide, with the expectation that it will save companies valuable time and money. The system is being designed and managed by SAIC, the country's foremost IT security firm, providing services to all branches of the federal government as well as the worlds leading corporations. Beginning April 1, 2003, the Company's investment is accounted for under the equity method. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred based upon a review of budgeted amounts compared with actual results. As of September 30, 2003, included in other income and expense is a loss of approximately $171,000, which represents approximately 28% of the loss from Onstream Media for the six months ended September 30, 2003. See Note 7.

These investments are included in the caption entitled other non-current assets in the accompanying consolidated balance sheets.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                           September 30,
                                    --------------------------       Useful Lives
                                        2003           2002             (Years)
                                    -----------    -----------       ------------
Furniture and fixtures              $   403,732    $   403,732            5-7
Equipment and Software                6,647,050      6,396,853            1-5
Video library content                 1,368,112      1,368,112              2
Capitalized internal use software       113,794        113,794              3
Leasehold improvements                  206,081        187,068              5
                                    -----------    -----------
                                      8,738,769      8,469,559

Less:  Accumulated depreciation
         and amortization            (7,795,409)    (6,476,345)
                                    -----------    -----------

                                    $   943,360    $ 1,993,214
                                    ===========    ===========

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $1,351,000 and $1,672,000 for the years ended September 30, 2003 and 2002, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

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

In October 2003, the Company executed a redemption agreement with the debenture holders. See Note 13.

Notes Payable

Notes payable consist of the following as of September 30:

                                                                           2003           2002
                                                                      ------------   ------------
Note payable to shareholder (A)                                       $  3,000,000   $  1,050,000
Note payable to a director of the Company, with original principal of $250,000 at 12% interest issued in May 1999.  The principal
   balance and accrued interest was paid in full in September 2003.              -        125,000
Note payable with original principal of $78,000 at 20% interest issued in July 2001.  The principal balance and accrued
   interest was paid in full in October 2002.                                    -         33,800
Note payable with original principal of $100,000 at 25% interest
   issued in June 2001. The interest is payable monthly.                         -        100,000
                                                                      ------------   ------------
                                                                         3,000,000      1,308,800
Discount on shareholder note                                              (141,711)      (179,753)
                                                                      ------------   ------------
                                                                         2,858,289      1,129,047
Less: current portion                                                            -      1,129,047
                                                                      ------------   ------------
Long term notes payable                                               $  2,858,289   $          -
                                                                      ============   ============

Interest expense to related parties was approximately $15,000 and $17,500 for the years ended September 30, 2003 and 2002, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

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

We granted the lender a security interest in substantially all of our tangible and intangible assets, and issued him a warrant to purchase 66,667 shares of our common stock at an exercise price of $15.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights. The shares underlying the warrants have not been registered as of yet, and, the Company received a waiver from the warrant holder.

In conjunction with the transaction, all members of our management had each agreed to limit their annual compensation under certain circumstances while the loan is outstanding. In addition, the Chief Executive Officer and Executive Vice President each agreed to cancel 50,000 options held by them to purchase shares of our common stock.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

In April 2003, the Company received a $600,000 loan from this shareholder. This was an advance for a transaction the Company was in the process of finalizing. In May 2003, the Company and the shareholder refinanced the existing obligations of the Company. The shareholder note had a balance of $1,050,000 at March 31, 2003. The shareholder agreed to fund an additional $350,000 as working capital, $1,000,000 as restricted cash and restructure the balance on his note of $1,050,000 and the loan of $600,000 into this transaction. As a result, the Company has a long-term note of $3,000,000 to the shareholder, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued the shareholder 140,000 shares of Class A-8 Convertible Preferred Stock ("Class A-8 Preferred Stock"). The stated value of the Class A-8 Preferred Stock is $6 per share. The Class A-8 Preferred Stock is a zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). In addition, the note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a quarterly basis, and a balloon at May 7, 2006. If the Company receives financing in excess of $2,000,000, 35% of the net amount in excess of $2,000,000 will be used to pay down the principal of the Note. In addition, if the Company has a positive earnings before interest, taxes, depreciation and amortization ("EBITDA"), then 35% of the positive EBITDA will be used to pay down the principal of the Note. The $1,000,000 restricted cash is to be utilized at the shareholder's discretion. In addition, the shareholder converted his outstanding common stock in the Company, approximately 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock.

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

In June 2001, the MOD received a loan from a shareholder for $100,000. The note bears interest at 25%, payable monthly. This note was satisfied in full on March 31, 2003 with the issuance of 43,334 shares of common stock.

Capital Leases

The Company leases certain computer equipment and office equipment. Interest rates range from 11% to 27% on these leases. During the fiscal year ended September 30, 2003, the Company negotiated settlements with several of these leases and paid approximately $216,000. As a result, a gain of approximately $201,000 was recognized during the year ended September 30, 2003 associated with these settlements. As of September 30, 2003, the Company has approximately $9,000 in capital lease obligations.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

In July 2003, the Company entered into a month-to-month operating lease for office space for the Visual Data Networking Solutions Group. This operating lease may be terminated by either party with a 60 day written notice. The monthly base rental is approximately $10,000. In addition, the Company leases control equipment under capital leases expiring in 2004.

In December 2002, the Company entered into a one year operating lease for office space in New York. The New York office is part of the Webcasting Group. The monthly base rental is approximately $5,000. In October 2003, the Company extended the initial lease for an additional one year period.

Future minimum lease payments required under the non-cancelable leases are as follows:

                                                                       Operating        Capital
Year Ending September 30:                                                Leases         Leases
                                                                      ------------   ------------
2004                                                                  $    195,548   $      8,821
2005                                                                       154,614              -
2006                                                                       143,803              -
2007                                                                       148,117              -
                                                                      ------------   ------------

     Total minimum lease payments                                     $    642,082          8,821
                                                                      ============
Less amount representing interest                                                              53
                                                                                     ------------
Present value of net minimum lease payments                                                 8,768
Less current portion                                                                        8,768
                                                                                     ------------
     Long-term portion                                                               $          -
                                                                                     ============

Total rental expense for all operating leases for the years ended September 30, 2003 and 2002 amounted to approximately $339,000 and approximately $258,000, respectively.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 6: COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts

In August 2001, the Company's President and Executive Vice President entered into amended employment agreements with the Company. The contracts have extended their employment through August 2005 and provided for the granting of 33,334 additional stock options to the President and the Executive Vice President at an exercise price of $22.50, representing the fair value at the date of grant, to vest at the rate of 3,333 options per year for the first two years and 13,334 options per year for the next two years on each anniversary date of the effective date of the agreements provided for under the amendment to the amended and restated employment agreements. The amended contracts increase the annual salary to $250,000, each. The contracts further provide for an annual bonus in cash or stock equal to 2% of the Company's increase in earnings as defined therein, as long as the Company has a positive Net Income.

In October 2001, the Company's Chief Operating Officer and Chief Financial Officer entered into employment agreements with the Company. The two-year contracts provided for the granting of 6,667 stock options to the Chief Operating Officer and Chief Financial Officer at an exercise price of $11.25, representing the fair value at the date of grant, to vest at the rate of 3,334 in year one and 3,333 in year two on the anniversary of the effective date of the contract. The annual salary under each of the agreements is $175,000 for the Chief Operating Officer and $155,000 for the Chief Financial Officer, which amount will be increased by 10% each year.

In December 2003, the Company's Chief Financial Officer entered into amended employment agreements with the Company. The contract has extended her employment through December 2004 under the terms of the employment agreement executed in October 2001.

Annual Volume Commitment

EDNET entered into an agreement with a telecommunications company for network usage discounts, expiring in March 2006. The contract currently has a volume commitment of approximately $265,000 per year.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 7: CAPITAL STOCK

Common Stock

In October 2001, the Company issued 8,480 shares to employees in lieu of compensation. Of these shares, 5,847 were issued to executive officers of the Company.

In November 2001, the Company issued 2,136 shares to outside directors in lieu of compensation.

On February 7, 2002 the Company issued 226,667 shares of common stock to the shareholders of Mediaondemand.com ("MOD") to acquire 100% of MOD. The Company also issued 6,534 shares as common stock as a fee on this transaction.

The Company sold shares of common stock under subscription agreements to institutional investors, as follows. In March 2002 the Company sold 60,000 shares of common stock and issued 8,694 shares as a financing fee, for net proceeds of approximately $450,000. In April the Company sold an additional 13,334 shares for $100,000 as part of the same subscription agreements. These agreements had a one time reset provision whereby the Company would issue more shares of common stock to the investors if the stock was below $7.50 per share on the day the registration statement went effective. On June 7, 2002, the Company issued an additional 48,889 shares to investors and 5,663 for a financing fee to effect the one time reset resulting from the decline in the stock price.

In December 2001, the Company sold 300,000 shares of Class A-6 Preferred Stock for $300,000 and paid a financing fee of $39,000. In April 2002, the 300,000 shares of Class A-6 Preferred Stock were converted into 40,000 shares of common stock under the same terms as the March 2002 subscription agreements. On June 7, 2002, the Company issued an additional 26,667 shares of common stock to effect the one time reset resulting from the decline in the stock price.

The Company sold 118,540 shares of common stock under subscription agreements to institutional investors in June 2002 for net proceeds of approximately $503,000. The Company issued 26,667 shares as a financing fee.

The Company has reserved 1,737,062 shares of common stock for issuance relating to unexpired options and warrants at September 30, 2003. Included in the reserved shares at September 30, 2003 are the shares related to the conversion of the 6% Convertible Debenture at the $4.245 per share floor value into 363,577 shares, the conversion of the 257,750 shares of Class A-8 Convertible Preferred Stock into 343,668 shares and the conversion of the 20,000 shares of Class A-9 Convertible Preferred Stock into 66,668 shares.

During the quarter ended December 31, 2002, the Company issued 28,750 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 2 months to 1 year, and will result in the expensing of approximately $96,000.

In January 2003, the Company issued approximately 12,000 shares of common stock to employees as a bonus. None of these shares were issued to directors or officers of the Company. The value of these shares was approximately $33,000.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 7: CAPITAL STOCK (Continued)

Common Stock (Continued)

During the quarter ended March 31, 2003, the Company issued 40,667 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 3 months to 1 year, and will result in the expensing of approximately $85,000.

During the quarter ended March 31, 2003, the Company issued 95,800 shares of common stock to settle approximately $239,000 of obligations. Any difference between the value of the stock on the settlement date and the obligation as reflected in the Company's books and records is recorded as other income and expense, and, therefore, does not impact income from continuing operations.

During the quarter ended June 30, 2003, the Company issued 61,667 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 3 months to 1 year, and will result in the expensing of approximately $136,000.

During the quarter ended June 30, 2003, the Company issued 40,467 shares of common stock to settle approximately $66,000 of obligations. Any difference between the value of the stock on the settlement date and the obligation as reflected in the Company's books and records is recorded as other income and expense, and, therefore, does not impact income from continuing operations.

During the quarter ended September 30, 2003, the Company issued 56,368 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 3 months to 1 year, and will result in the expensing of approximately $140,000.

In September 2003, the Company settled the outstanding note to an employee who is formerly a member of the Company's board of directors through the issuance of 78,890 shares of common stock. The note plus accrued interest was approximately $140,000.

TheFirstNews.com

In December 2001, as a result of our decision to cease operations of our Financial Solutions Group, we have treated the net assets and results of operations of the Visual Data Financial Solutions Group as a discontinued operation as of and for the year ended September 30, 2002. In December 2001 we issued an aggregate of 104,533 shares of our common stock upon the conversion of the shares of preferred stock held by The FirstNews.com shareholders pursuant to the terms of such security in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that act.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 7: CAPITAL STOCK (Continued)

Class A-7 Preferred Stock

The Company through approval of the board of directors has designated 162,500 shares of Class A-7 Preferred Stock for issuance. The Class A-7 Preferred Stock is non-voting. The holders of the Class A-7 Preferred Stock have a liquidation preference. The Class A-7 Preferred Stock bears a 12% coupon, payable semi-annually on the first of March and September.

In September 2002, the Company sold 7,500 shares of Class A-7 Convertible Preferred Stock for $90,000. Each share of Class A-7 Convertible Preferred Stock converts to 2.66667 shares of common stock (at $4.50 per share). In addition, the Company issued 4,332 shares of Class A-7 Convertible Preferred Stock, valued at approximately $52,000, to consultants for services rendered.

In October and November 2002, the Company sold 20,000 shares of its Class A-7 Convertible Preferred Stock for $240,000 in a private offering. In connection with this offering we paid a commission of $31,200, issued 5,000 shares of Class A-7 Preferred Stock for services rendered and to be rendered and issued 15,000 shares of Class A-7 Preferred Stock in a conversion from common stock. Each share of Class A-7 Preferred Stock converts to 2.66667 shares of common stock (at $4.50 per share). The Company allowed investors to convert common stock purchased in March or June 2002, which was adjusted to $4.50 per share and $4.245 per share, respectively, into shares of Class A-7 Preferred Stock if they purchased an equal or greater amount of shares of Class A-7 Preferred Stock. The 40,000 shares of common stock that were converted into 15,000 shares of Class A-7 Preferred Stock would result in the issuance of 40,000 shares of common stock if converted under the terms of the shares of Class A-7 Preferred Stock.

In January 2003, the Company sold 2,500 shares of Class A-7 Preferred Stock in a private transaction for $30,000. In connection with this transaction the Company paid a commission of $3,900 to a broker/dealer for its services.

In March 2003, the Company issued 62,500 shares of Class A-7 Preferred Stock, with a value of $750,000, to Onstream Media in exchange for 1,500,000 shares of common stock in Onstream Media. This increased the Company's ownership in Onstream Media to approximately 29%. The total investment in Onstream Media is approximately $950,000 and is reflected in the balance sheet under the equity method at approximately $780,000. See Note 2.

The Company declared the dividend as prescribed in the designations of the shares of Class A-7 Preferred Stock. The amount owed at March 1, 2003 was approximately $29,000, which was satisfied through the issuance of 7,793 shares of common stock on May 29, 2003.

In May 2003, the holder of an aggregate of 30,000 shares of Class A-7 Preferred Stock converted those shares into an aggregate of 80,000 shares of common stock pursuant to the designations of the preferred stock.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 7: CAPITAL STOCK (Continued)

Class A-7 Preferred Stock

The Company declared the dividend as prescribed in the designation of the shares of Class A-7 Preferred Stock. The amount owed on the dividend at September 1, 2003 was approximately $68,000, which was satisfied through the issuance of approximately 28,250 shares of common stock on September 10, 2003.

On August 26, 2003, 1,666 shares of Class A-7 Preferred Stock were converted into 4,444 shares of common stock. On September 1, 2003, 62,500 shares of Class A-7 Preferred Stock were converted into 166,667 shares of common stock. On September 29, 2003, 22,666 shares of Class A-7 Preferred Stock were converted into 120,887 shares of common stock. The amount owed on the dividend from September 1, 2003 through the conversion date of September 29, 2003 was approximately $2,500, which was satisfied through the issuance of approximately 1,111 shares of common stock on September 29, 2003. As of September 29, 2003, all shares of Class A-7 Preferred Stock have been converted into common stock.

Class A-8 Preferred Stock

In May 2003, the Company issued 140,000 shares of Class A-8 Convertible Preferred Stock, which is non-voting, to a shareholder as compensation for restructuring an existing loan to the Company and loaning the Company additional funds. The Company paid a finders fee of 25,000 shares of Class A-8 Preferred Stock to a third party. In addition, the shareholder converted his outstanding common stock in the Company, 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock. See Note 5.

Class A-9 Convertible Preferred Stock ("Class A-9 Preferred Stock")

In June 2003, the Company completed an agreement for a $750,000 private financing transaction. The Company received proceeds of $450,000 from the first tranche of the transaction and $300,000 in the second tranche. In the first tranche the Company sold 30,000 shares of its Class A-9 Preferred Stock and four year warrants to purchase 10,000 shares of its common stock . The four-year warrants are exercisable at $4.50 per share. In connection with the first tranche of this private offering, the Company paid a cash commission of $15,000 and issued an aggregate of 19,400 shares of common stock as additional compensation. In September 2003, the holders of the Class A-9 Preferred Stock converted the 30,000 outstanding shares into 214,286 shares of common stock. The conversion rate was the floor price of $2.10 per share. In addition, the investors executed the second tranche of the Class A-9 Preferred Stock pursuant to which the Company sold these investors 20,000 shares of its Class A-9 Preferred Stock and four year warrants to purchase 40,000 shares of its common stock for $300,000. The four-year warrants are exercisable at $3.00 per share. In connection with this second tranche, the Company paid a cash commission of $10,000 and issued 18,934 shares of common stock as additional compensation. As of September 30, 2003, the investors executed the second tranche of the Class A-9 Preferred Stock but the Company had not received the proceeds. The $300,000 receivable is reflected in the balance sheet as due from shareholders. See Note 13.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 7: CAPITAL STOCK (Continued)

Class A-9 Preferred Stock (Continued)

The Class A-9 Preferred, which carries no voting rights, pays cash dividends at the rate of 12% per annum based on the stated value of $15.00 per share. The Class A-9 Preferred Stock is redeemable by the Company beginning six months from the date of issuance at $15.00 per share plus accrued and unpaid dividends, and in the event of liquidation or winding up of the Company, each share carries a liquidation preference of $15.00. The shares of Class A-9 Preferred Stock are convertible at any time at the option of the holder at $4.50 per share. In addition, the shares of Class A-9 Preferred Stock are subject to a mandatory conversion any time after two years from the date of issuance upon notice by the Company. The conversion price of the stock is the lesser of (i) $4.50 per share or (ii) the greater of (A) $2.10 per share or (B) 90% of the fair market value of the Company's common stock. The shares of Class A-9 Preferred Stock also have an anti-dilution provision in the event that the Company sells common stock below $2.10 per share or preferred stock with a lower conversion price, with a floor of $1.575 per share. In any event, the number of shares issued upon such conversion cannot exceed 19.9% of the Company's then issued and outstanding common stock.

Reverse stock split

On June 20, 2003, at the 2003 Annual Shareholders Meeting, the Company's shareholders authorized a reverse stock split of between one-for-ten and one-for-twenty, at the discretion of the board of directors. On June 24, 2003 the Company affected a one-for-fifteen reverse stock split. The reverse stock split was affected by transferring the change in common stock at the $.0001 par value to additional paid in capital. This has no net effect on equity. The number of common shares and preferred shares the Company is authorized to issue was maintained at 75 million shares and 5 million shares, respectively. The Company issued 1,597 shares of common stock to eliminate any fractional shares owned.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 8: INCOME TAXES

The Company has approximately $59.8 million in net operating loss carryforwards at of September 30, 2003, which expire in 2011 through 2024. The utilization of approximately $11.4 million of the net operating loss carryforward, acquired from the acquisition of MOD, against future taxable income may be limited as a result of ownership changes and other limitations. The Company also has an approximately $3.5 million capital loss carryforward which expires in 2008.

The Company has a deferred tax asset of approximately $22.5 million primarily resulting from the net operating loss carryforward. A full valuation allowance has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. There are no significant temporary differences. Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the approximately $3.3 million and $9.3 million current year increase in the Company's valuation allowance related to the 2003 and 2002 net operating losses, respectively.

NOTE 9: SEGMENT INFORMATION

The Company's operations are currently comprised of three operating groups; Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company's Pompano Beach, San Francisco and New York facilities.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the year ended September 30, 2003, the Company provided webcasting services to one significant customer, CCBN. This customer was a customer of MOD, and, therefore, we did not have revenues from this customer until the quarter ended March 31, 2002. For the year ended September 30, 2002, the Company provided webcasting services to one significant customer, PR Newswire. During the later part of fiscal 2002, PR Newswire created an operating group, MultiVu, to manage the large video events. In addition, PR Newswire transitioned their audio only webcasting business to Thomson Financial. Therefore, PR Newswire was not a significant customer for the year ended September 30, 2003. For the years ended September 30, 2003 and 2002 sales to CCBN were approximately $1,138,000 or 17% and $768,000 or 9% of total consolidated revenue, respectively. For the years ended September 30, 2003 and 2002 sales to PR Newswire, including MultiVu, were approximately $353,000 or 5% and $1,579,000 or 19% of total consolidated revenue, respectively. The contract with either of these customers can be terminated upon a 30-day notification

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 9: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the years ended September 30, 2003 and 2002.

                                               Year Ended September 30,
                                             ---------------------------
                                                 2003           2002
                                             ------------   ------------
Revenue:
Webcasting Group                             $  3,511,515   $  4,083,538
Networking Solutions Group                      2,931,207      3,507,672
Travel Group                                      372,397        604,038
Other                                                   -         18,413
                                             ------------   ------------
Total consolidated revenue                      6,815,119      8,213,661

Segment operating income (loss)
Webcasting Group                                  557,015        599,376
Networking Solutions Group                        382,149        (68,767)
Travel Group                                      148,975       (504,324)
Other                                                   -         17,629
                                             ------------   ------------
Total operating income                          1,088,139         43,914

Depreciation and amortization                   1,964,989      2,132,605
Corporate and unallocated shared expenses       2,894,232      3,481,485
Other expense, net                                420,426      5,099,021
                                             ------------   ------------
Loss before discontinued operations            (4,191,508)   (10,669,197)
Loss from discontinued operations                       -       (762,976)
                                             ------------   ------------

Net loss                                     $ (4,191,508)  $(11,432,173)
                                             ============   ============

Total assets:
Webcasting Group                             $  2,836,434   $  3,942,545
Networking Solutions Group                      2,865,722      3,852,352
Travel Group                                      166,573        321,873
Other                                           3,368,870      1,043,576
                                             ------------   ------------
Total                                        $  9,237,599   $  9,160,346
                                             ============   ============

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 10: ACQUISITION OF MEDIAONDEMAND.COM

On February 7, 2002, MediaOnDemand.com, Inc. ("MOD") was merged with and into VDAT/MOD Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Visual Data Corporation. VDAT controlled MOD as of January 1, 2002 and had made advances of $157,000 to MOD as of that date. The results of MOD are included in these financial statements as if the transaction had occurred on January 1, 2002. All outstanding shares of MOD capital stock and options have been converted into an aggregate of 226,667 shares of VDAT restricted common stock. The value of the common stock issued was approximately $2.1 million, based on a share value of $9.45 on February 7, 2002. The estimated fair market value of the tangible assets and the liabilities acquired resulted in a negative net asset base of approximately $1.0 million. Therefore, as a result of the acquisition, approximately $3.1 million of the purchase price was allocated to customer lists. The following table sets forth the Unaudited pro-forma consolidated results of operations for the year ended September 30, 2002 giving effect to the acquisition of MOD, as if the acquisition had occurred as of the beginning of the period presented:

                             Year Ended
                         September 30, 2002
                         ------------------
Revenues                  $   8,966,000
                          =============
Net loss                  $ (12,397,000)
                          =============
Net loss per share        $       (7.59)
                          =============

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

The following table sets forth a summary of the results of operations of the Company's Financial Solutions Group ("TFN") and the Golf, Leisure and Syndication Group ("GSUS"):

                             Years Ended September 30,
                     -----------------------------------------
                         2003                   2002
                     -----------     -------------------------
                     GSUS    TFN         GSUS            TFN
Revenue              $  -   $  -     $  516,790     $        -
Operating expenses      -      -     (1,113,529)      (174,216)
Other income            -      -          7,124              -
Interest income         -      -            855              -
                     ----   ----     ----------     ----------

Net loss             $  -   $  -     $ (588,760)    $ (174,216)
                     ====   ====     ==========     ==========

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 12: STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. At September 30, 2003 and 2002 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for the years ended September 30, 2003 and 2002 are as follows:

                                                2003                      2002
                                      -----------------------   -----------------------
                                                    Weighted                  Weighted
                                        Number      Average       Number       Average
                                          Of        Exercise        Of        Exercise
                                        Shares       Price        Shares        Price
                                      ----------   ----------   ----------   ----------
Balance, beginning of year               594,978   $    33.00      699,657   $    53.48
Expired during the year                 (132,236)       38.14     (217,399)       89.55
Exercised during the year                      -            -       (4,297)           -
Granted during the year                    2,200         4.50      117,017        14.40
                                      ----------   ----------   ----------   ----------

Balance, end of the year                 464,942   $    31.40      594,978   $    33.00
                                      ==========   ==========   ==========   ==========
Exercisable at end of the year           387,595   $    33.78      399,502   $    39.30
                                      ==========   ==========   ==========   ==========

The following table summarizes information about the Company's outstanding and exercisable stock options at September 30, 2003:

                                  Outstanding               Exercisable
                                    Weighted
                                    Average     Weighted           Weighted
                                   Remaining    Average             Average
                                  Contractual   Exercise           Exercise
Range of Exercise Price   Shares  Life (Years)   Price     Shares   Price
-----------------------  -------  ------------  --------  -------  --------
$3.45 - $11.24            12,201      2.20      $   5.85   12,201  $  5.85
$11.25 - $29.99          221,488      2.69         19.65  146,473    19.89
$30.00 - $62.81          201,280      1.22         31.94  198,948    31.96
$62.82 - $150.00          26,473       .61        107.63   26,473   107.63
$150.01 - $257.82          3,500       .81        256.70    3,500   256.70

                         464,942      1.91      $  31.40  387,595  $ 33.78

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 12: STOCK OPTIONS AND WARRANTS (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 158.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term is the full term of the option ranging from 1 to 8 years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the year ended September 30, 2003, the Company granted 667 options to consultants at a weighted average fair value of $1.46 per share and an average exercise price of $4.50 per share. The term of these options are three years and the vesting periods are immediate. At September 30, 2003 the Company had 145,801 granted options to consultants outstanding. These options have been accounted for under SFAS No. 123. The Company has recognized approximately $58,000 and $731,000 in expense for consultant options during the years ended September 30, 2003 and 2002, respectively.

At September 30, 2003, there were vested warrants to purchase an aggregate of 352,406 shares of common stock outstanding, inclusive of the Debenture Warrants and a warrant issued to lender discussed in Note 5. At September 30, 2003, there were 352,406 warrants outstanding. The warrants contain exercise prices ranging from $2.65 to $247.50 expiring from May 2004 to October 2007. During the year ended September 30, 2003 the Company granted 106,667 warrants, including 40,000 in conjunction with the Class A-7 Preferred Stock, 50,000 in conjunction with the Class A-9 Preferred Stock and 16,667 in conjunction with the settlement of a Note. The exercise prices of the warrants granted during the year ended September 30, 2003 range from $2.65 per share to $4.50 per share.

                    VISUAL DATA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 13: SUBSEQUENT EVENTS

On October 22, 2003 Visual Data Corporation executed an agreement and plan of merger agreement with privately held Onstream Media Corporation to acquire the remaining 72% of Onstream Media not currently owned by Visual Data. See Note 3. Under the terms of the agreement, each common share of Onstream Media (other than shares owned by Visual Data) shall be converted into the right to receive ..1481 restricted common shares of Visual Data common stock. It is estimated that at the time of the merger Visual Data will issue approximately 2 million shares of restricted common stock to acquire the remaining interest in Onstream Media.

The closing of the merger is subject to various conditions, including approval by Visual Data and Onstream Media shareholders, as well as the completion by Visual Data of a financing for a minimum of $6.5 million. Jesup & Lamont Securities Corporation has issued a fairness opinion regarding this transaction to the board of directors of Visual Data.

In October 2003 Visual Data also executed a redemption agreement with Palladin Opportunity Fund, L.L.C. and Halifax Fund, L.P. (collectively as "Palladin") with respect to a 6% convertible debenture due December 8, 2003 and a 6% convertible debenture due May 24, 2004 held by Palladin. Under the terms of the redemption agreement, Visual Data redeemed a portion of the 6% convertible debentures for approximately $610,000 in cash and Palladin converted the balance of the debentures into an aggregate of 300,000 shares of Visual Data's common stock. These shares have previously been registered by Visual Data under Section 12(g) of the Securities Act of 1933. See Note 5.

In October 2003, Visual Data raised approximately $864,000 in a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of said act and Rule 506 of Regulation D. In this private placement Visual Data sold 411,500 shares of its common stock and four year common stock purchase warrants exercisable into an aggregate of 82,300 shares of common stock with an exercise price of $3.00 per share to a group of approximately 17 accredited investors. Visual Data paid a commission and finders fees of 53,495 shares of common stock for assisting it in the private placement. Visual Data granted the purchasers registration rights covering the shares, including the shares issuable upon exercise of the warrants. The proceeds from this private placement were used to facilitate the cash portion of the aforedescribed redemption agreement, with the balance to be used as general working capital.

In October and November 2003, the Company collected the $300,000 represented as due from shareholder for the purchase of the second tranche of Class A-9 Preferred Stock. See Note 7.