Form 10QSB
period 2003-12-31
VISUAL DATA CORP
filed 2004-02-13
CIK 919130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 4, 2004 the registrant had issued and outstanding 4,124,605 shares of common stock.

     Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

PAGE
PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Unaudited Condensed Consolidated Balance Sheets at December 31, 2003 and Audited Condensed Consolidated Balance Sheets at September 30, 2003	3 – 4
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2003 and 2002	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and 2002	6 – 7
Notes to Unaudited Condensed Consolidated Financial Statements	8 – 21
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 29
Item 3 – Controls and Procedures	30
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings	31
Item 2 – Changes in Securities and Use of Proceeds	31
Item 3 – Defaults upon Senior Securities	31
Item 4 – Submission of Matters to a Vote of Security Holders	31
Item 5 – Other Information	31
Item 6 – Exhibits and Reports on Form 8-K	31
Signatures	32

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,831	$82,374
Restricted cash	1,004,313	1,002,308
Accounts receivable, net of allowance for doubtful accounts of $321,164 and $332,158, respectively	980,487	867,881
Prepaid expenses	860,400	989,163
Due from shareholders	—	300,000
Inventories	167,230	169,483
Other current assets	7,217	3,042

Total current assets	3,242,478	3,414,251
PROPERTY AND EQUIPMENT, net	764,085	943,360
INTANGIBLE ASSETS, net	3,914,477	4,068,063
OTHER NON-CURRENT ASSETS	777,940	811,925

Total assets	$8,698,980	$9,237,599

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,115,353	$1,414,020
Deferred revenue	50,292	42,915
Current portion of obligations under capital leases	5,293	8,768
Convertible debentures	—	1,543,384

Total current liabilities	1,170,938	3,009,087
NOTE PAYABLE	2,872,003	2,858,289
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares
Class A8, par value $.0001 per share, authorized 300,000 shares, 232,750 and 257,750 issued and outstanding, respectively	23	26
Class A9, par value $.0001 per share, authorized 100,000 shares, 20,000 issued and outstanding	2	2
Common stock, par value $.0001 per share;
Authorized 75,000,000 shares, 4,119,606 and 3,246,443 issued and outstanding	412	325
Additional paid-in capital	60,620,136	58,829,927
Accumulated deficit	(55,964,534)	(55,460,057)

Total stockholders’ equity	4,656,039	3,370,223

Total liabilities and stockholders’ equity	$8,698,980	$9,237,599

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

REVENUE:
Webcasting and related equipment sales	$918,246	$956,820
Network equipment sales and rentals	138,734	213,355
Network usage and services	541,697	585,403
Travel production and distribution	53,615	121,924

Total Revenue	1,652,292	1,877,502

OPERATING EXPENSES:
Webcasting and related equipment costs	247,604	353,832
Network equipment sales and rentals	76,861	94,724
Network usage and services	273,830	284,674
Travel production and distribution	476	5,260
General and administrative:
Compensation	887,870	987,740
Professional fees	195,976	222,343
Other	309,690	335,345
Sales and marketing	1,870	6,924
Depreciation and amortization	365,933	548,912

Total operating expenses	2,360,110	2,839,754

Loss from operations	(707,818)	(962,252)

OTHER INCOME (EXPENSE):
Interest income	2,173	144
Interest expense	(141,431)	(228,292)
Other income	348,753	16,620

Total other income (expense), net	209,495	(211,528)

Net Loss	$(498,323)	$(1,173,780)

Loss per share – basic and diluted:
Net loss per share	$(.13)	$(.56)

Weighted average shares of common stock outstanding – basic and diluted	3,906,478	2,095,983

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(498,323)	$(1,173,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,933	548,912
Gain from settlements of obligations	(267,378)	—
Loss on equity basis investment in Onstream Media	33,984	—
Allowance for doubtful accounts	11,357	(29,792)
Loss on disposition of fixed assets	—	10,511
Interest expense on notes payable	70,000	139,620
Interest expense on convertible debentures	—	20,951
Amortization of discount on notes payable	13,714	22,519
Amortization of debt issue costs	17,414	23,135
Amortization of deferred services and incentives	104,249	126,706
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(43,628)	114,441
(Increase) in prepaid expenses	(39,482)	(91,570)
(Increase) in other current assets	(2,570)	(5,183)
Decrease in inventories	2,253	60,124
Decrease in accounts payable and accrued liabilities	(143,852)	(103,540)
Increase (decrease) in deferred revenue	7,377	(32,289)

Net cash used in operating activities	(368,952)	(369,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(33,072)	(8,184)
Increase in restricted cash	(2,005)	—
Increase in other non-current assets	—	(15,180)

Net cash used in investing activities	(35,077)	(23,364)

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued, Unaudited)

	Three Months Ended
	December 31,

	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	$(3,475)	$(21,775)
Repayment of convertible debenture	(608,520)	—
Proceeds from issuance of common stock, net of costs	862,635	—
Proceeds from subscription receivable from preferred stock	300,000	—
Payment of dividends	(6,154)	—
Proceeds from notes payable	—	267,666
Repayment of notes payable	—	(33,800)
Proceeds from issuance of preferred stock, net	—	193,800

Net cash provided by financing activities	544,486	405,891

NET INCREASE IN CASH AND CASH EQUIVALENTS	140,457	13,292
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,374	60,603

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$222,831	$73,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$40,303	$850

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares, warrants and options for deferred services and incentives	$23,418	$213,041
Advances to Onstream Media by issuing common stock	$81,940	$—
Issuance of stock for payment of convertible debentures	$750,000	$—
Issuance of stock for interest	$—	$16,575
Issuance of common stock for payment of accounts payable	$72,300	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation (The “Company” or “Visual Data” or “VDAT”), organized in 1993, is a full service broadband media company that specializes in providing webcasting services for corporate, education and government customers, networking solutions for the entertainment and advertising industries and marketing solutions for the travel industry. VDAT is comprised of three operating groups including: Visual Data Webcasting Group, Visual Data Networking Solutions Group (EDNET) and Visual Data Travel Group (includes HotelView and ResortView).

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

The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled “vignettes” generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web (“COW”), which consists of a 2 minute narrated photo presentation of corporate properties. The Company warehouses all of its travel content on its own on-line travel portal - Travelago.com (“Travelago”). The Visual Data Travel Group generates revenues from production and distribution fees. The Company owns or co-owns virtually all the content created, which provides content for syndication.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

On October 22, 2003 Visual Data Corporation executed an agreement and plan of merger agreement with privately held Onstream Media Corporation to acquire the remaining 72% of Onstream Media not currently owned by Visual Data (See Notes 2 and 7). Under the terms of the agreement, each common share of Onstream Media (other than shares owned by Visual Data) shall be converted into the right to receive .1481 restricted common shares of Visual Data common stock. It is estimated that at the time of the merger Visual Data will issue approximately 2 million shares of restricted common stock to acquire the remaining interest in Onstream Media.

The closing of the merger is subject to various conditions, including approval by Visual Data and Onstream Media shareholders, as well as the completion by Visual Data of a financing for a minimum of $6.5 million. Jesup & Lamont Securities Corporation has issued a fairness opinion regarding this transaction to the board of directors of Visual Data.

Liquidity and Going Concern

The unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $55,964,534 as of December 31, 2003. The Company’s operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the three months ended December 31, 2003, we had a net loss of $498,323 and cash used in operations of $368,952. At December 31, 2003, we had a total of $1,227,144 of cash and cash equivalents, which includes $1,004,313 of restricted cash provided as a result of the financing of long-term debt from a shareholder (See Note 3).

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

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

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented

Reverse Stock Split

On June 24, 2003, the Company affected a one-for-fifteen reverse stock split. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-fifteen reverse stock split.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

For the periods ended December 31, 2003 and 2002, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 1,011,519 and 971,317 at December 31, 2003 and 2002, respectively. In addition, the Company has 232,750 shares of Class A-8 and 20,000 shares of Class A-9 Convertible Preferred Stock as of December 31, 2003. The potential dilutive effects of the Class A-8 and A-9 Convertible Preferred Stock have been excluded from the calculation of net loss per share.

Stock Compensation

The Company has a stock based compensation plan. The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options.

The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in “Accounting for Stock-Based Compensation,” (“SFAS 123”) had been used in accounting for stock options.

	For the three months ended
	December 31,
	2003	2002

Net loss, as reported	$(498,323)	$(1,173,780)
Total stock based employee compensation expense*	(140,059)	(182,396)

Pro forma net loss	$(638,382)	$(1,356,176)
Net loss per share – basic and diluted:
Net loss per share, as reported	$(.13)	$(.56)
Net loss per share, pro forma	$(.16)	$(.65)

*     Total stock based employee compensation expense is determined by applying the fair value based method for all awards, net of tax.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2003 should be read in conjunction with these statements. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of December 31, 2003 and the results of their operations and cash flows for the three months ended December 31, 2003 and 2002. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2004.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 2: INVESTMENTS

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000 through the issuance of Class A-7 Convertible Preferred Stock. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream Media is a development stage company that intends to provide a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system is being designed to digitize, encode, index, transport and centralize all rich media content within an organization and make it immediately available worldwide, with the expectation that it will save companies valuable time and money. The system is being designed and managed by SAIC, a large IT security firm, providing services to all branches of the federal government as well as the worlds’ leading corporations. Beginning April 1, 2003, the Company’s investment is accounted for under the equity method. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred based upon a review of budgeted amounts compared with actual results. For the three months ended December 31, 2003, included in other income and expense is a loss of approximately $34,000, which represents approximately 28% of the loss from Onstream Media for the three months ended December 31, 2003. These investments are included in the caption entitled other non-current assets in the accompanying condensed consolidated balance sheets. Also, included in the Company’s accounts receivable total is approximately $137,000 owed by Onstream Media to the Company for advances to pay various operating expenses.

NOTE 3: NOTES PAYABLE

The Company has a long-term note of $3,000,000 to one of the Company’s major shareholder, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued this shareholder 140,000 shares of Class A-8 Convertible Preferred Stock (“Class A-8 Preferred Stock”). The stated value of the Class A-8 is $6 per share. The Class A-8 Preferred Stock is zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). In addition, the note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a quarterly basis, and a balloon payment on May 6, 2006. If the company receives financing in excess of $2,000,000, 35% of the net amount in excess of $2,000,000 will be used to pay down the principal of the Note. In addition, if the Company has positive earnings before interest, taxes, depreciation and amortization (“EBITDA”), then 35% of the positive EBITDA will be used to pay down the principal of the Note. $1,000,000 of this loan was deposited into a cash account, which is restricted and is to be utilized only at the shareholder’s discretion. In addition, the shareholder converted his outstanding common stock in the Company, approximately 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 3: NOTES PAYABLE (Continued)

The Company had a prior loan from this shareholder that was rolled into the $3,000,000 note. Under the terms of the prior loan, the Company issued this shareholder a warrant to purchase 66,667 shares of our common stock at an exercise price of $15.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the note, within six months from the date of the transaction and we granted the lender certain piggy-back registration rights. The shares underlying the warrants have not been registered as of yet, and, the Company received a waiver from the warrant holder.

NOTE 4: SEGMENT INFORMATION

The Company’s operations are currently comprised of three operating groups, Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company’s Pompano Beach facility and the San Francisco facility directed by EDNET.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the three months ended December 31, 2003, the Company provided webcasting services to two significant customers, CCBN and Thomson Financial Group. For the three months ended December 31, 2003 and 2002 sales to CCBN were approximately $310,000 or 19% and approximately $395,000 or 21% of total consolidated revenue, respectively. For the three months ended December 31, 2003 and 2002 sales to Thomson Financial Group were approximately $198,000 or 12% and approximately $167,000 or 9% of total consolidated revenue, respectively. The contract with either customer can be terminated upon a 30-day notification.

Detailed below are the results of operations by segment for the three months ended December 31, 2003 and 2002.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 4: SEGMENT INFORMATION (Continued)

	Three Months Ended
	December 31,

	2003	2002

Revenue:
Webcasting Group	$918,246	$956,820
Networking Solutions Group	680,431	798,758
Travel Group	53,615	121,924

Total consolidated revenue	1,652,292	1,877,502
Segment operating income
Webcasting Group	297,130	127,631
Networking Solutions Group	86,994	116,644
Travel Group	5,930	39,461

Total operating income	390,054	283,736
Depreciation and amortization	(365,933)	(548,912)
Corporate and unallocated shared expenses	(731,939)	(697,076)
Other income (expense)	209,495	(211,528)

Net loss	$(498,323)	$(1,173,780)

	December 31,	September 30,
	2003	2003

Total assets:
Webcasting Group	$2,644,031	$2,836,434
Networking Solutions Group	2,780,699	2,865,722
Travel Group	154,985	166,573
Other	3,119,265	3,368,870

Total	$8,698,980	$9,237,599

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 5: STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company’s shareholders adopted the 1996 Stock Option Plan (the “Plan). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. At December 31, 2003 and 2002 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for management, employees and directors for the three months ended December 31, 2003 is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Balance, beginning of period	464,942	$31.40
Expired	(28,930)	38.91
Exercised	—	—
Granted	—	—

Balance, end of period	436,012	$30.90

Exercisable at end of period	389,568	$32.32

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 5: STOCK OPTIONS AND WARRANTS (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Sholes model with the following assumptions: expected volatility of 158.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term is the full term of the option ranging from 1 to 8 years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the three months ended December 31, 2003, the Company did not grant any options to consultants. At December 31, 2003 the Company had 140,801 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company has recognized approximately $104,000 and $127,000 in expense for consultant options during the three months ended December 31, 2003 and 2002, respectively.

At December 31, 2003, there were vested warrants to purchase an aggregate of 434,706 shares of common stock outstanding, inclusive of the warrants issued to lender discussed in Note 3. The warrants contain exercise prices ranging from $2.65 to $247.50 expiring from May 2004 to October 2007. During the three months ended December 31, 2003 the Company granted 82,300 warrants at an exercise price of $3.00 in conjunction with 411,500 shares of common stock sold in a private placement offering. (See Note 6).

NOTE 6: EQUITY

In October 2003 Visual Data executed a redemption agreement with Palladin Opportunity Fund, L.L.C. and Halifax Fund, L.P. (collectively as “Palladin”) with respect to a 6% convertible debenture due December 8, 2003 and a 6% convertible debenture due May 24, 2004 held by Palladin. Under the terms of the redemption agreement, Visual Data redeemed a portion of the 6% convertible debentures for approximately $610,000 in cash and Palladin converted the balance of the debentures into an aggregate of 300,000 shares of Visual Data’s common stock. These shares were valued at $2.50 per share, or an aggregate of $750,000, on the date of the transaction and resulted in a net gain, included in other income (expense) of approximately $185,000. These shares have previously been registered by Visual Data under Section 12(g) of the Securities Act of 1933.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 6: EQUITY (Continued)

In October 2003, Visual Data raised approximately $864,000 in a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of said act and Rule 506 of Regulation D. In this private placement, Visual Data sold 411,500 shares of its common stock and four year common stock purchase warrants exercisable into an aggregate of 82,300 shares of common stock with an exercise price of $3.00 per share to a group of 17 accredited investors. In connection with this private placement, the Company issued 53,495 shares of common stock for commissions and finders fees totaling approximately $112,000. These fees are included as a reduction in additional paid-in capital as a cost of raising equity financing. Visual Data granted the purchasers registration rights covering the shares, including the shares issuable upon exercise of the warrants. The proceeds from this private placement were used to facilitate the cash portion of the 6% convertible debenture redemption agreement disclosed above, with the balance to be used as general working capital.

In October 2003, a holder of 25,000 shares of Class A-8 Preferred Stock converted those shares to 33,334 shares of common stock. The Class A-8 Preferred Stock had a stated value of $6.00 per share, or an aggregate of $150,000. Pursuant to the designations of the Class A-8 Preferred Stock, the total value was converted into common stock at a conversion price of $4.50.

In October 2003, the Company issued 64,000 shares of common stock to settle approximately $154,000 of certain liabilities with various vendors. Included in the 64,000 shares of common stock were 34,000 shares of common stock provided to vendors of Onstream Media to settle approximately $82,000 of obligations. Any difference between the value of the stock on the settlement date and the obligation as reflected in the Company’s records is recorded as other income and expense in the accompanying financial statements.

During the three months ended December 31, 2003, the Company issued 10,833 shares of Common Stock for consulting and financial advisory services. Their services are being provided over periods ranging from 1 to 3 months, and will result in an expense of approximately $23,000.

During the three months ended December 31, 2003 the company declared and paid cash dividends of $6,154 on the Class A-9 Preferred Stock.

NOTE 7: SUBSEQUENT EVENTS

On February 10, 2004, the Company sold 25,000 shares of its Class A-11 non-voting redeemable Convertible Preferred Stock and three-year warrants to purchase 130,000 shares of its common stock for $500,000 in a private offering. The three-year warrants are exercisable at 105% of the Company’s common stock average closing bid price for the five trading days prior to February 10, 2004 or $2.28. As additional consideration for this offering, the Company paid to the purchaser an origination fee equal to 32,500 shares of restricted common stock. The Company shall also deliver an additional 52,500 shares of restricted common stock in lieu of dividend payments over the initial 18-month term (“prepaid period”) upon closing. The holders of the Class A-11 Convertible Preferred Stock shall be entitled to receive cumulative dividends at an annual rate of 14% based on the stated value of $20.00 per share, payable monthly beginning after the prepaid period. Following the prepaid period, the Company has the right to redeem the preferred stock for the stated value plus any accrued and unpaid dividends. Each share of Class A-11 convertible preferred stock shall be convertible, at the option of the holder, at any time after the date of issuance of such shares determined by dividing the liquidation amount (stated value or $500,000) by the conversion price then in effect at the time of conversion. The conversion price per share shall initially be $2.00 (“Initial Conversion Price”), subject to certain adjustments as stipulated in the Company’s amended Articles of Incorporation. The Initial Conversion Price shall be reset at the fair market value of the Company’s common stock at the effective date of the registration of the shares of common stock underlying the Class A-11 Preferred Stock. The fair market value of a share of the Company’s common stock shall be reset to the average closing bid price per share for the 10 trading days immediately preceding the effective date of the registration, provided in no event shall the fair market value be below $1.75 per common share nor shall it be greater than $2.00 per common share. $400,000 of the proceeds from this financing were used to acquire certain assets and license certain software from Virage, Inc. See information below.

On February 11, 2004, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) and a license agreement (“Custom License Agreement”) whereby the Company acquired certain assets and licensed certain software (collectively, the “Assets”) from Virage, Inc. (“Virage”). The consideration is as follows: (i) $400,000 cash upon closing; and (ii) the issuance of a convertible secured note payable of $206,250 (“Secured Promissory Note”). The outstanding principal amount is due and payable upon the earlier of (i) May 11, 2004 (90 days following the date of closing) or (ii) the closing of any debt or equity financing of at least $2,000,000 by the Company. The Company promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent (10%). If the Company has not concluded a financing of at least $2,000,000 or has not satisfied the Secured Promissory Note by May 11, 2004, the Company would be in default under the Secured Promissory Note and both the Asset Purchase Agreement and the Custom License Agreement can be terminated at the discretion of Virage, and the Assets will be transferred back to Virage and the Secured Promissory Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but has not satisfied the Secured Promissory Note, the Company would be in breach of the Secured Promissory Note, the Assets would be transferred back to Virage and the Company would still be obligated to satisfy the Secured Promissory Note. In addition, upon a breach of the Secured Promissory Note, Virage may convert any principal and unpaid accrued interest due under the Secured Promissory

Note into shares of the Company’s common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Secured Promissory Note and any unpaid accrued interest by the conversion of price of $2.00 per common share of the Company’s common stock. The Company has determined that the acquisition is not considered a “significant” transaction under Regulation S-B.

In a separate transaction, on February 11, 2004 the Company guaranteed (“Guaranty”) a Promissory Note (the “Note”) in the principal amount of $1,406,250 for Onstream Media Corporation (“Onstream Media”), of which the Company owns 28%, in favor of Virage, Inc. for the licensing of certain software (“Software”) by Onstream Media. The principal is due and payable upon the earlier of (i) May 11, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000 (the “Maturity Date”). If the Company has not concluded a financing of at least $2,000,000 or Onstream Media has not satisfied the Note by May 11, 2004, the Onstream Media would be in default under the Note and the Software Agreement can be terminated at the discretion of Virage and the Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but Onstream Media has not satisfied the Note, the Company would be in breach of the Guaranty, the Software would be transferred back to Virage and Onstream Media and the Company would still be obligated to satisfy the Note. In addition, upon a breach of the Guaranty, Virage may convert any principal and unpaid accrued interest due under the Note into shares of the Company’s common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion of price of $2.00 per common share of the Company’s common stock. Onstream promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual Form 10-KSB.

OVERVIEW

Visual Data Corporation (The “Company” ), organized in 1993, is a full service broadband media company that specializes in providing webcasting services for corporate, education and government customers, networking solutions for the entertainment and advertising industries and and marketing solutions for the travel industry. The Company had 46 full time employees as of December 2003. Our operations are comprised of three operating groups, including:

•	Visual Data Webcasting Group

•	Visual Data Networking Solutions Group

•	Visual Data Travel Group

The Visual Data Webcasting Group produces and hosts online broadcasts, providing webcasting services through a reseller and direct sales network to the corporate, financial, and government communities. Our services include video and audio webcasting from conference calls to speeches on demand.

The Visual Data Networking Solutions Group provides ISDN real-time distribution network between motion picture studios, editing suites, post production facilities, production companies, music labels, producers, directors, and talent.

The Visual Data Travel Group produces and hosts online videos of travel industry properties, including hotels, cruise lines and resorts.

For segment information related to our revenue and operating income of these groups, see Note 4 to the unaudited condensed consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL

Our net loss has reduced significantly for this quarter as compared to last year. Our overall strategy for the past year was to reduce costs, including consolidating operations, eliminating duplication without compromising necessary redundancy for backup systems, while insuring the attainment of adequate gross margins. For some of our products and services we have experienced competitive market pressures that caused us to reduce our prices.

We moved the operations of the New York webcasting operating facility to our Pompano Beach facility resulting in cost savings in the first quarter of 2002. We reduced headcount and either closed or reduced the size of our facilities. We negotiated favorable settlements with our lenders and creditors in order to conserve cash.

In January 2004, our largest customer, CCBN, announced it had signed a definitive agreement under which The Thomson Corporation, parent company of our second largest customer Thomson Financial Group, will acquire CCBN. Although the Company’s management currently does not anticipate that this acquisition will have a material adverse affect on current operations, it it may make the Company reliant on one customer for a large portion of its webcasting revenues.

RESULTS OF OPERATIONS

Our consolidated net loss for the three months ended December 31, 2003 was approximately $498,000 ($.13 per share) as compared to approximately $1,174,000 ($.56 per share) for the same period in 2002, a decrease of approximately $676,000 (58%). Included in our results for 2003 is a gain from the redemption of the convertible debenture of approximately $185,000 and a cash settlement of approximately $103,000 from a contract with a vendor from the Company’s Travel Group. We also settled certain liabilities with various vendors in the quarter ended December 31, 2003 and recognized a net gain of approximately $82,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

	For the three months ended
	December 31,
	2003	2002	Variance	Percent
Total revenue	$1,652,292	$1,877,502	$(225,210)	(12.0)%
Operating Expenses:
Cost of revenue	598,771	738,490	(139,719)	(18.9)%
General and administrative	1,393,536	1,545,428	(151,892)	(9.8)%
Sales and marketing	1,870	6,924	(5,054)	(73.0)%
Depreciation and amortization	365,933	548,912	(182,979)	(33.3)%

Total Operating Expenses	2,360,110	2,839,754	(479,644)	(16.9)%
Loss from operations	(707,818)	(962,252)	254,434	(26.4)%
Other income (expense)	209,495	(211,528)	421,023	199.0%

Net loss	$(498,323)	$(1,173,780)	$675,457	(57.5)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE

Consolidated operating revenue decreased approximately $225,000 (12%) primarily from reduced revenues from our Network Solutions Group. Revenues from network equipment sales and rentals decreased approximately $74,000 (35%) due to the expiration of recurring rental agreements from the prior 2002 period. Revenues from network usage and services decreased approximately $43,000 (7%) as a result of our transition of several of our customers’ circuits from our control to theirs. Revenues from the Webcasting Group decreased approximately $39,000 (4%) as a result of competition. The number of webcasts produced decreased for the three months ended December 31, 2003 compared to the comparable period in the prior year. This decrease was partially off-set by up-selling basic on-demand audio only conference calls with higher end products. Revenues from the Travel Group decreased approximately $68,000 as a result of fewer new customer vignettes produced. As part of our overall strategy to become cash flow positive, we decided to lower expenses and reduce the staff to essential employees. We do not anticipate an increase in revenues in the Travel Group during fiscal 2004.

OPERATING EXPENSES

Consolidated operating expenses for the three months ended December 31, 2003 decreased approximately $480,000 (17%), primarily from reduced depreciation, reduced webcasting costs and reduced compensation costs. Webcasting costs decreased approximately $106,000 (30%) as a result of reduced streaming costs. We closed our New York network facility during the first quarter of 2002 and moved the operations to our Pompano Beach facility. Cost of revenue from the network equipment sales and rentals decreased approximately $18,000 (19%) due to fewer sales from our tightening of credit policies. Cost of revenue from network usage decreased approximately $11,000 (4%) as a result of reduced revenues.

Compensation expense for the three months ended December 31, 2003 decreased approximately $100,000 or (10%) due to adopted cost containment measures. These cost containment measures resulted in reductions to the overall number of employees. Professional fees decreased approximately $26,000 (12%) due to reduced legal, option and warrant expense. Other administrative expenses decreased approximately $25,000 (7%) due to reduced costs incurred as a result of cost containment measures adopted. In order to further reduce costs and redundant operations, we also reduced our facilities space during January 2003. These reductions did not negatively impact our competitive ability nor impact our future operations. Sales and marketing costs were limited intentionally as a result of measures to conserve cash. Depreciation and amortization decreased approximately $183,000 (33%) due to assets in service becoming fully depreciated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income and expense and other income from gains and settlements. We had reduced interest expense by $87,000 (38%), as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. Other income increased $332,000 as a result of settlements with creditors on existing obligations and other contracts and as a result of a payment from a customer of our Travel Group in satisfaction of the customer’s contractual obligations. These gains were offset by our portion of the losses incurred in our investment in Onstream Media.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus at December 31, 2003 of approximately $2,072,000, an increase of approximately $1,667,000 from approximately $405,000 as of September 30, 2003. The increase in working capital was primarily attributable to the redemption of the convertible debentures, which resulted in a gain of approximately $185,000. Cash used in operating activities was approximately $369,000 for the three months ended December 31, 2003. Our net loss of approximately $498,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $366,000, amortization of deferred services satisfied by issuing stock of approximately $104,000 and the amortization of prepaid interest expense of approximately $70,000, also paid with stock. These non-cash costs are partially offset by approximately $267,000 from the gain from settlements of obligations. Primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $35,000 for the three months ended December 31, 2003 as compared to approximately $23,000 for the same period last year, primarily due to purchases of property and equipment.

Cash flows provided by financing activities were approximately $544,000 for the three months ended December 31, 2003 as compared to 406,000 for the same period last year. Principal sources of cash for the three months ended December 31, 2003 were net proceeds from the issuance of common stock of approximately $863,000 and the collection of the subscription receivable of $300,000 in connection with an offering of preferred stock. The increase was offset by the payment of the convertible debentures of approximately $609,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2003, we have approximately $223,000 of unrestricted cash. We also have approximately $1,004,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

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

OFF-BALANCE SHEET ARRANGEMENTS

On February 11, 2004 the Company guaranteed (“Guaranty”) a Promissory Note (the “Note”) in the principal amount of $1,406,250 for Onstream Media Corporation (“Onstream Media”). The principal is due and payable upon the earlier of (i) May 11, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000 (the “Maturity Date”). If the Company has not concluded a financing of at least $2,000,000 or Onstream Media has not satisfied the Note by May 11, 2004, the Onstream Media would be in default under the Note and the Software Agreement can be terminated at the discretion of Virage and the Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but Onstream Media has not satisfied the Note, the Company would be in breach of the Guaranty, the Software would be transferred back to Virage and Onstream Media and the Company would still be obligated to satisfy the Note. In addition, upon a breach of the Guaranty, Virage may convert any principal and unpaid accrued interest due under the Note into shares of the Company’s common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion of price of $2.00 per common share of the Company’s common stock. Onstream promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with United States GAAP. The Company’s significant accounting policies are described in Note 1 to the unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described as follows.

As of December 31, 2003 we had approximately $3,900,000 of intangible assets, net of amortization. In accordance with GAAP, the company periodically tests these assets for potential impairment. As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance of the entities that have generated these intangibles. Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base. We will continue to monitor our intangible assets and our overall business environment.

ITEM 3. CONTROLS AND PROCEDURES

Our management, which includes our CEO and CFO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

     31.1 Certification of Chief Executive Officer Pursuant Section 302

     31.2 Certification of Chief Executive Officer Pursuant Section 302

     32.1 Certification of Chief Executive Officer Pursuant Section 906

     32.2 Certification of Chief Executive Officer Pursuant Section 906

Reports on Form 8-K

On October 28, 2003 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 5., the plan of merger with Onstream Media Corporation.

On December 22, 2003 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing, under Item 12., reporting the results of operations for the Company for the twelve month period ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Data Corporation,
A Florida corporation

Date: February 13, 2004

/s/ Randy S. Selman

Randy S. Selman,
President and Chief Executive Officer

/s/ Gail L. Babitt

Chief Financial Officer
And Principal Accounting Officer