Form 10QSB
period 2004-03-31
VISUAL DATA CORP
filed 2004-05-13
CIK 919130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 5, 2004 the registrant had issued and outstanding 4,551,356 shares of common stock.

     Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$169,085	$82,374
Restricted cash	1,006,300	1,002,308
Accounts receivable, net of allowance for doubtful accounts of $299,332 and $332,158, respectively	1,370,993	867,881
Prepaid expenses	890,785	989,163
Due from shareholders	—	300,000
Inventories	146,714	169,483
Other current assets	8,588	3,042

Total current assets	3,592,465	3,414,251

PROPERTY AND EQUIPMENT, net	886,782	943,360
INTANGIBLE ASSETS, net	4,038,808	4,068,063
OTHER NON-CURRENT ASSETS	739,625	811,925

Total assets	$9,257,680	$9,237,599

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,385,864	$1,414,020
Deferred revenue	17,575	42,915
Current portion of obligations under capital leases	5,293	8,768
Current portion of note payable	430,350	—
Convertible debentures	110,779	1,543,384

Total current liabilities	1,949,861	3,009,087

NOTE PAYABLE	2,885,717	2,858,289

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares Class A8, par value $.0001 per share, authorized 300,000 shares, 232,750 and 257,750 issued and outstanding, respectively	24	26
Class A9, par value $.0001 per share, authorized 100,000 shares, 0 and 20,000 issued and outstanding	—	2
Class A11, par value $.0001 per share, authorized 25,000 shares, 25,000 and 0 issued and outstanding	3	—
Common stock, par value $.0001 per share; Authorized 75,000,000 shares, 4,442,356 and 3,246,443 issued and outstanding	444	325
Additional paid-in capital	61,464,439	58,829,927
Accumulated deficit	(57,042,808)	(55,460,057)

Total stockholders’ equity	4,422,102	3,370,223

Total liabilities and stockholders’ equity	$9,257,680	$9,237,599

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
REVENUE:
Webcasting and related equipment sales	$1,774,015	$1,808,343	$855,769	$851,523
Network equipment sales and rentals	260,718	362,256	121,984	148,901
Network usage	1,060,160	1,129,795	518,463	544,392
Travel production and distribution	137,094	216,411	83,479	94,487
Digital asset management sales	230,571	—	230,571	—

Total Revenue	3,462,558	3,516,805	1,810,266	1,639,303

OPERATING EXPENSES:
Webcasting and related equipment costs	520,088	665,816	272,484	311,984
Network equipment sales and rentals	145,305	182,945	68,444	88,221
Network usage	534,772	554,197	260,942	269,523
Travel production and distribution	9,038	7,579	8,563	2,319
Digital asset management costs	92,635	—	92,635	—
General and administrative:
Compensation	1,864,997	1,973,034	976,928	985,294
Professional fees	417,573	541,231	221,597	318,888
Other	659,017	650,067	349,524	314,722
Sales and marketing	6,287	13,266	4,417	6,342
Depreciation and amortization	733,840	1,061,942	367,908	513,030

Total operating expenses	4,983,552	5,650,077	2,623,442	2,810,323

Loss from operations	(1,520,994)	(2,133,272)	(813,176)	(1,171,020)

OTHER INCOME (EXPENSE):
Interest income	4,416	199	2,243	55
Interest expense	(307,607)	(418,745)	(166,176)	(190,453)
Other income (expense)	369,555	301,698	20,802	285,078

Total other income (expense), net	66,364	(116,848)	(143,131)	94,680

Net loss	$(1,454,630)	$(2,250,120)	$(956,307)	$(1,076,340)

Loss per share – basic and diluted:
Net loss per share	$(.36)	$(1.05)	$(.23)	$(.49)

Weighted average shares of common stock outstanding	4,065,482	2,135,963	4,226,233	2,176,831

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,454,630)	$(2,250,120)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	733,840	1,061,942
Gain from settlements of obligations	(308,286)	(314,579)
Loss on equity basis investment in Onstream Media	85,286	—
Provision for doubtful accounts	25,115	(47,866)
Loss on disposition of fixed assets	—	19,001
Interest expense on notes payable	140,000	—
Interest expense on convertible debentures	33,000	273,553
Amortization of discount on notes payable	34,328	44,603
Amortization of debt issue costs	17,414	46,271
Amortization of deferred services and incentives	201,426	341,092
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(447,892)	149,537
(Increase) in prepaid expenses	(161,652)	(87,094)
(Increase) in other current assets	(3,941)	(8,898)
Decrease in inventories	22,769	140,774
Increase in accounts payable and accrued liabilities	167,567	307,722
Decrease in deferred revenue	(25,341)	(14,214)

Net cash (used in) operating activities	(940,997)	(338,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(41,757)	(43,380)
Increase in restricted cash	(3,992)	—
Purchase of Virage software and assets	(400,000)	—
(Increase) decrease in other non-current assets	(12,987)	1,795

Net cash (used in) investing activities	(458,736)	(41,585)

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued, Unaudited)

	Six Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	$(3,475)	$(161,863)
Proceeds from convertible debenture	150,000	—
Repayment of convertible debenture	(608,520)	—
Proceeds from issuance of common stock, net of costs	862,635	—
Proceeds from subscription receivable from preferred stock	300,000	—
Payment of dividends	(14,196)	—
Proceeds from notes payable	300,000	361,000
Repayment of notes payable	—	(94,800)
Proceeds from issuance of preferred stock, net	500,000	225,900

Net cash provided by financing activities	1,486,444	330,237

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,711	(49,624)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,374	60,603

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169,085	$10,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$40,250	$18,259

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares, warrants and options for deferred services and incentives	$98,809	$349,801
Advances to Onstream Media by issuing common stock	$81,940	$750,000
Issuance of stock for interest	$122,021	$22,200
Issuance of stock for repayment of debt	$750,000	$84,500
Issuance of common stock for payment of accounts payable	$72,300	$170,010
Issuance of common stock for dividends	$113,925	$—
Issuance of Note for Acquisition of Virage assets	$206,250	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

The Networking Solutions Group manages a global network of over 500 North American affiliates, and nearly 200 international associates, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. The Network Solutions Group generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees. In February 2004, The Company completed the acquisition of certain assets from Virage, Inc., including customer contracts. (See Note 3) As a result of this acquisition the Company began providing digital asset management services. These services have been integrated into the Networking Solutions Group.

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
MARCH 31, 2004

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $57,042,808 as of March 31, 2004. The Company’s operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. For the six months ended March 31, 2004, we had a net loss of $1,454,630 and cash used in operations of $992,299. At March 31, 2004, we had a total of $1,175,385 of cash and cash equivalents, which includes $1,006,300 of restricted cash provided as a result of the financing of long-term debt from a shareholder (See Note 3).

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
MARCH 31, 2004

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

Revenue Recognition

Our Webcasting Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Revenue is recognized from the sale of equipment when the equipment is shipped. For customer service projects, revenue is recognized when service is performed. A significant component of our Network Solutions Group’s revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Network Solutions Group recognizes revenues from equipment installation and bridging when service is performed. Network usage revenue is recognized based on customers’ monthly usage. Our Network Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. Revenue from digital asset management services are recognized during the month that hosting is performed or services are provided. Our Travel Group libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on hotel bookings are recognized when the stays are completed.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Reverse Stock Split

On June 24, 2003, the Company affected a one-for-fifteen reverse stock split. All references in the consolidated financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-fifteen reverse stock split.

Earnings Per Share

For the periods ended March 31, 2004 and 2003, net loss per share is based on the weighted average number of shares of common stock outstanding. As the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 1,103,978 and 938,830 at March 31, 2004 and 2003, respectively. In addition, the Company has 232,750 shares of Class A-8 and 25,000 shares of Class A-11 Convertible Preferred Stock outstanding as of March 31, 2004. The potential dilutive effects of the Class A-8 and A-11 Convertible Preferred Stock of 310,334 and 250,000, respectively, have been excluded from the calculation of net loss per share.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	For the six months ended		For the three months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss, as reported	$1,454,630	$2,250,120	$956,307	$1,076,340
Total stock based compensation expense*	280,118	364,792	140,059	182,396

Pro forma net loss	$1,734,748	$2,614,912	$1,096,366	$1,258,736

Net loss per share – basic and diluted:
Net loss per share, as reported	$.36	$1.05	$.23	$.49

Net loss per share, pro forma	$.43	$1.22	$.26	$.58

*	Total stock based compensation expense is determined by applying the fair value based method for all employee awards, net of tax.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2003 should be read in conjunction with these statements. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of March 31, 2004 and the results of their operations and cash flows for the six months ended March 31, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2004.

NOTE 2: INVESTMENTS

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000 through the issuance of Class A-7 Convertible Preferred Stock. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream Media is a development stage company that intends to provide a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system is being designed to digitize, encode, index, transport and centralize all rich media content within an organization and make it immediately available worldwide, with the expectation that it will save companies valuable time and money. The system is being designed and managed by SAIC, a large IT security firm, providing services to all branches of the federal government as well as the worlds’ leading corporations. Beginning April 1, 2003, the Company’s investment is accounted for under the equity method. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred based upon a review of budgeted amounts compared with actual results. For the six months ended March 31, 2004, included in other income and expense is a loss of approximately $85,000, which represents approximately 28% of the loss from Onstream Media for the six months ended March 31, 2004. These investments are included in the caption entitled other non-current assets in the accompanying condensed consolidated balance sheets. Also, included in the Company’s accounts receivable total is approximately $195,000 owed by Onstream Media to the Company for advances to pay various operating expenses.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 3: NOTES PAYABLE

The Company has a long-term note of $3,000,000 to one of the Company’s major shareholders, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued this shareholder 140,000 shares of Class A-8 Convertible Preferred Stock (“Class A-8 Preferred Stock”). The stated value of the Class A-8 is $6 per share. The Class A-8 Preferred Stock is zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). In addition, the note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a quarterly basis, and a balloon payment on May 6, 2006. If the company receives financing in excess of $2,000,000, 35% of the net amount in excess of $2,000,000 will be used to pay down the principal of the Note. In addition, if the Company has positive earnings before interest, taxes, depreciation and amortization (“EBITDA”), then 35% of the positive EBITDA will be used to pay down the principal of the Note. $1,000,000 of this loan was deposited into a cash account, which is restricted and is to be utilized only at the shareholder’s discretion. In addition, in May 2003, the shareholder converted his outstanding common stock in the Company, approximately 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock.

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

On February 11, 2004, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) and a license agreement (“Custom License Agreement”) whereby the Company acquired certain assets and licensed certain software (collectively, the “Assets”) from Virage, Inc. (“Virage”). The consideration is as follows: (i) $400,000 cash upon closing; and (ii) the issuance of a convertible secured note payable of $206,250 (“Secured Promissory Note”). The outstanding principal amount is due and payable upon the earlier of (i) May 11, 2004 (90 days following the date of closing) or (ii) the closing of any debt or equity financing of at least $2,000,000 by the Company. The Company promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent (10%). If the Company has not concluded a financing of at least $2,000,000 or has not satisfied the Secured Promissory Note by May 11, 2004, the Company would be in default under the Secured Promissory Note and both the Asset Purchase Agreement and the Custom License Agreement can be terminated at the discretion of Virage, and the Assets will be transferred back to Virage and the Secured Promissory Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but has not satisfied the Secured Promissory Note, the Company would be in breach of the Secured Promissory Note, the Assets would be transferred back to Virage and the Company would still be obligated to satisfy the Secured Promissory Note. In addition, upon a breach of the Secured Promissory Note, Virage may convert any principal and unpaid accrued interest due under the Secured Promissory Note into shares of the Company’s common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Secured Promissory Note and any unpaid accrued interest by the conversion price of $2.00 per common share of the Company’s common stock. The Company has determined that the purchase is not considered a “significant” transaction under Regulation S-B.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 3: NOTES PAYABLE (Continued)

In a separate transaction, on February 11, 2004 the Company guaranteed (“Guaranty”) a Promissory Note (the “Note”) in the principal amount of $1,406,250 for Onstream Media Corporation (“Onstream Media”), of which the Company owns 28% (See Note 2), in favor of Virage, Inc. for the licensing of certain software (“Software”) by Onstream Media. The principal is due and payable upon the earlier of (i) May 11, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000 (the “Maturity Date”). If the Company has not concluded a financing of at least $2,000,000 or Onstream Media has not satisfied the Note by May 11, 2004, then Onstream Media would be in default under the Note and the Software Agreement can be terminated at the discretion of Virage and the Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but Onstream Media has not satisfied the Note, the Company would be in breach of the Guaranty, the Software would be transferred back to Virage and Onstream Media and the Company would still be obligated to satisfy the Note. In addition, upon a breach of the Guaranty, Virage may convert any principal and unpaid accrued interest due under the Note into shares of the Company’s common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion price of $2.00 per common share of the Company’s common stock. Onstream promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent.

On March 16, 2004 we sold an aggregate of $150,000 principal amount of 14% convertible debentures to accredited investors. The term of the debentures is one year, and all interest was prepaid through the issuance of 10,500 shares of common stock. In addition, the Company issued 4,500 shares of common stock as an origination fee and 4,226 shares of common stock for legal fees. In April 2004, the holders of the convertible debenture converted the entire $150,000 principal into 75,000 shares of common stock. The convertible debentures had a fixed conversion price of $2.00 per share, which was below the stock price upon execution of the transaction. Therefore, the convertible debentures had a beneficial conversion feature, which resulted in the recognition of $33,000 in interest expense during the quarter ended March 31, 2004. The holders of the convertible debentures converted the outstanding balance of $150,000 into 75,000 shares of common stock in April 2004.

On February 26, 2004, the Company received a $300,000 loan from a shareholder. The term of the loan is one year, and all interest was prepaid through the issuance of 21,000 shares of common stock. In addition, the Company issued 9,000 shares of common stock as an origination fee and 10,000 shares of common stock for legal and other fees. The shares issued for interest, origination and other fees resulted in a charge of approximately $83,000, which was recorded as a discount and is being amortized over the term of the note. The balance of the unamortized discount is approximately $76,000 as of March 31, 2004 and is included in current portion of note payable. This loan was provided to the Company by J&C Resources, LLC. One of the members of our board of directors is the President, Chairman and CEO of J&C Resources, LLC.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 4: SEGMENT INFORMATION

The Company’s operations are currently comprised of three operating groups, Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company’s Pompano Beach facility and the San Francisco facility directed by EDNET. Included in the Networking Solutions Group are the digital asset management services that resulted from the purchase of assets from Virage, Inc.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the six and three months ended March 31, 2004, the Company provided webcasting services to two significant customers, CCBN and Thomson Financial Group. For the six months ended March 31, 2004 and 2003 sales to CCBN were approximately $586,000 or 17% and approximately $656,000 or 17% of total consolidated revenue, respectively. For the three months ended March 31, 2004 and 2003 sales to CCBN were approximately $276,000 or 15% and approximately $295,000 or 18% of total consolidated revenue, respectively. For the six months ended March 31, 2004 and 2003 sales to Thomson Financial Group were approximately $451,000 or 13% and approximately $328,000 or 9% of total consolidated revenue, respectively. For the three months ended March 31, 2004 and 2003 sales to Thomson Financial Group were approximately $253,000 or 14% and approximately $176,000 or 11% of total consolidated revenue, respectively. The contract with either customer can be terminated upon a 30-day notification.

Detailed below are the results of operations by segment for the six and three months ended March 31, 2004 and 2003.

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue:
Webcasting Group	$1,774,015	$1,808,343	$855,769	$851,523
Networking Solutions Group	1,551,449	1,492,051	871,018	693,293
Travel Group and Other	137,094	216,411	83,479	94,487

Total consolidated revenue	$3,462,558	$3,516,805	$1,810,266	$1,639,303

Segment operating income (loss)
Webcasting Group	$479,331	$198,727	$182,204	$71,095
Networking Solutions Group	198,345	156,036	111,351	39,392
Travel Group and Other	39,062	83,578	33,131	44,116

Total operating income (loss)	716,738	438,341	326,686	154,603

Depreciation and amortization	733,840	1,061,942	367,908	513,030
Corporate and unallocated shared expenses	1,503,892	1,509,671	771,954	812,593
Other expense (income)	(66,364)	116,849	143,131	(94,679)

Net loss	$(1,454,630)	$(2,250,120)	$(956,307)	$(1,076,340)

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 4: SEGMENT INFORMATION (Continued)

	March 31,
	2004	2003
Total assets:
Webcasting Group	$2,451,450	$3,615,370
Networking Solutions Group	3,645,939	3,101,964
Travel Group	137,402	206,703
Other	3,022,889	1,509,926

Total	$9,257,680	$8,433,963

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 5: STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company’s shareholders adopted the 1996 Stock Option Plan (the “Plan). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. At March 31, 2004 and 2003 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for management, employees and directors for the six months ended March 31, 2004 is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Balance, beginning of period	464,942	$31.40
Expired	(51,336)	48.87
Exercised	—	—
Granted	—	—

Balance, end of period	413,606	$29.23

Exercisable at end of period	353,481	$29.98

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 158.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term is the full term of the option ranging from 1 to 8 years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the six months ended March 31, 2004, the Company did not grant any options to consultants. At March 31, 2004 the Company had 125,666 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company has recognized approximately $0 and $42,000 in expense for consultant options during the six months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, there were vested warrants to purchase an aggregate of 564,706 shares of common stock outstanding, inclusive of the warrants issued to lender discussed in Note 3. The warrants contain exercise prices ranging from $2.28 to $247.50 expiring from May 2004 to October 2007. During the six months ended March 31, 2004 the Company granted 212,300 warrants. The Company granted 82,300 warrants at an exercise price of $3.00 in conjunction with 411,500 shares of common stock sold in a private placement offering. (See Note 6). The Company granted 130,000 warrants at an exercise price of $2.28 in conjunction with the sale of 25,000 shares of Class A-11 Preferred Stock. (See Note 6).

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

In October 2003, the Company issued 64,000 shares of common stock to settle approximately $154,000 of certain liabilities with various vendors. Included in the 64,000 shares of common stock were 34,000 shares of common stock provided to vendors of Onstream Media to settle approximately $82,000 of obligations. Any difference between the value of the stock on the settlement date and the obligation as reflected in the Company’s records is recorded as other income and expense in the accompanying financial statements and amounted to a gain of approximately $308,000 and $315,000 for the six months ended March 31, 2004 and 2003, respectively.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 6: EQUITY (Continued)

On February 10, 2004, the Company sold 25,000 shares of its Class A-11 non-voting redeemable Convertible Preferred Stock and three-year warrants to purchase 130,000 shares of its common stock for $500,000 in a private offering. The three-year warrants are exercisable at 105% of the Company’s common stock average closing bid price for the five trading days prior to February 10, 2004 or $2.28. As additional consideration for this offering, the Company paid to the purchaser an origination fee equal to 32,500 shares of restricted common stock. The Company issued an additional 52,500 shares of restricted common stock in lieu of dividend payments over the initial 18-month term (“prepaid period”) upon closing. The holders of the Class A-11 Convertible Preferred Stock shall be entitled to receive cumulative dividends at an annual rate of 14% based on the stated value of $20.00 per share, payable monthly beginning after the prepaid period. Following the prepaid period, the Company has the right to redeem the preferred stock for the stated value plus any accrued and unpaid dividends. Each share of Class A-11 convertible preferred stock shall be convertible, at the option of the holder, at any time after the date of issuance of such shares determined by dividing the liquidation amount (stated value or $500,000) by the conversion price then in effect at the time of conversion. The conversion price per share shall initially be $2.00 (“Initial Conversion Price”), subject to certain adjustments as stipulated in the Company’s amended Articles of Incorporation. The Initial Conversion Price shall be reset at the fair market value of the Company’s common stock at the effective date of the registration of the shares of common stock underlying the Class A-11 Preferred Stock. The fair market value of a share of the Company’s common stock shall be reset to the average closing bid price per share for the 10 trading days immediately preceding the effective date of the registration, provided in no event shall the fair market value be below $1.75 per common share nor shall it be greater than $2.00 per common share. $400,000 of the proceeds from this financing were used to acquire certain assets and license certain software from Virage, Inc. (See Note 3)

In March 2004, the holders of 20,000 shares of Class A-9 Preferred Stock converted those shares to 142,858 shares of common stock. The Class A-9 Preferred Stock had a stated value of $15.00 per share, or an aggregate of $300,000. Pursuant to the designations of the Class A-9 Preferred Stock, the total value was converted into common stock at a conversion price of $2.10.

During the six months ended March 31, 2004, the Company issued 46,500 shares of Common Stock for consulting and financial advisory services. Their services are being provided over periods ranging from 1 to 3 months, and will result in an expense of approximately $98,000.

During the six months ended March 31, 2004 the Company declared and paid cash dividends of approximately $14,000 on the Class A-9 Preferred Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual Form 10-KSB.

OVERVIEW

Visual Data Corporation (The “Company”), organized in 1993, is a full service broadband media company that specializes in providing webcasting services for corporate, education and government customers, networking solutions for the entertainment and advertising industries and marketing solutions for the travel industry. The Company had 56 full time employees as of March 2004. Our operations are comprised of three operating groups, including:

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

The Visual Data Networking Solutions Group provides ISDN real-time distribution network between motion picture studios, editing suites, post production facilities, production companies, music labels, producers, directors, and talent. In addition, the Networking Solutions Group provides hosting of applications and querying and indexing services.

The Visual Data Travel Group produces and hosts online videos of travel industry properties, including hotels, cruise lines and resorts.

For segment information related to our revenue and operating income of these groups, see Note 4 to the unaudited condensed consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL

Our net loss has reduced for this quarter as compared to last year. Our overall strategy for the past year was to reduce costs, including consolidating operations, eliminating duplication without compromising necessary redundancy for backup systems, while insuring the attainment of adequate gross margins. For some of our products and services we have experienced competitive market pressures that caused us to reduce our prices.

We moved the operations of the New York webcasting operating facility to our Pompano Beach facility resulting in cost savings in the first quarter of 2002. We reduced headcount and either closed or reduced the size of our facilities. We negotiated favorable settlements with our lenders and creditors in order to conserve cash.

In January 2004, our largest customer, CCBN, announced it had signed a definitive agreement under which The Thomson Corporation, parent company of our second largest customer Thomson Financial Group, will acquire CCBN. Although the Company’s management currently does not anticipate that this acquisition will have a material adverse affect on current operations, it may make the Company reliant on one customer for a large portion of its webcasting revenues.

RESULTS OF OPERATIONS

Our consolidated net loss for the six months ended March 31, 2004 was approximately $1,455,000 ($.36 per share) as compared to approximately $2,250,000 ($1.05 per share) for the same period in 2003, a decrease of approximately $795,000 (35%). Included in our results for 2004 is a gain from the redemption of the convertible debenture of approximately $185,000 and a cash settlement of approximately $103,000 from a contract with a vendor from the Company’s Travel Group. We also settled certain liabilities with various vendors in the six months ended March 31, 2004 and recognized an additional net gain of approximately $20,000. During the six months ended March 31, 2004 we settled certain liabilities with various vendors and recognized a net gain of approximately $314,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

	For the six months ended March 31,
	2004	2003	Variance	Percent
Total revenue	$3,462,558	$3,516,805	$(54,247)	(1.5)%

Operating Expenses:
Cost of revenue	1,301,838	1,410,536	(108,698)	(7.7)%
General and administrative	2,941,587	3,164,333	(222,746)	(7.0)%
Sales and marketing	6,287	13,266	(6,979)	(52.6)%
Depreciation and amortization	733,840	1,061,942	(328,102)	(30.9)%

Total Operating Expenses	4,983,552	5,650,077	(666,525)	(11.8)%

Loss from operations	(1,520,994)	(2,133,272)	612,278	28.7%

Other income (expense)	66,364	(116,848)	183,213	156.8%

Net loss	$(1,454,630)	$(2,250,120)	$795,491	35.4%

	For the three months ended March 31,
	2004	2003	Variance	Percent
Total revenue	$1,810,266	$1,639,303	$170,963	10.4%

Operating Expenses:
Cost of revenue	703,068	672,048	31,020	4.6%
General and administrative	1,548,049	1,618,905	(70,856)	(4.4)%
Sales and marketing	4,417	6,341	(1,924)	(30.3)%
Depreciation and amortization	367,908	513,030	(145,122)	(28.3)%

Total Operating Expenses	2,623,442	2,810,323	(186,881)	(6.6)%

Loss from operations	(813,176)	(1,171,020)	357,844	30.6%

Other income (expense)	(143,131)	94,680	(237,811)	(251.2)%

Net loss	$(956,307)	$(1,076,340)	$120,033	11.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six months ended March 31, 2004 compared to the six months ended March 31, 2003

REVENUE

Consolidated operating revenue decreased approximately $54,000 (2%), from approximately $3,517,000 to approximately $3,463,000, primarily from reduced revenues from our Webcasting Group and Network Solutions Group. Revenues from network equipment sales and rentals decreased approximately $102,000 (28%) due to the expiration of recurring rental agreements from the prior 2003 period. Revenues from network usage and services decreased approximately $70,000 (6%) as a result of our transition of several of our customer’s circuits from our control to theirs. Revenues from the Webcasting Group decreased approximately $34,000 (2%) as a result of an increase in competition. These decrease were substantially offset by the digital asset management sales of approximately $231,000, which resulted from the Virage purchase. There were no digital asset management sales for the comparable period in the prior year. The number of webcasts produced decreased for the six months ended March 31, 2004 compared to the comparable period in the prior year. The digital asset management sales are included in the Networking Solutions Group. The decrease was partially offset by the up-selling of basic on-demand audio only conference calls to higher end products. Revenues from the Travel Group decreased approximately $79,000 (37%) as a result of fewer new customer vignettes produced. As part of our overall strategy to become cash flow positive, we decided to lower expenses and reduce the staff to essential employees. We do not anticipate an increase in revenues in the Travel Group during fiscal 2004.

OPERATING EXPENSES

Cost of revenue for the six months ended March 31, 2004 decreased approximately $109,000 (8%), from approximately $1,411,000 to approximately $1,302,000, primarily from webcasting and related equipment costs. Webcasting costs decreased approximately $146,000 (22%) as a result of reduced streaming costs. We closed our New York network facility during 2003 and moved the operations to our Pompano Beach facility. Cost of revenue from the network equipment sales and rentals decreased approximately $38,000 (21%) due to fewer sales from our tightening of credit policies. Cost of revenue from network usage decreased approximately $19,000 (4%) as a result of reduced revenues. These decrease were substantially offset by the digital asset management costs of approximately $93,000, which resulted from the Virage purchase. There were no digital asset management sales or costs for the comparable period in the prior year.

Compensation expense for the six months ended March 31, 2004 decreased approximately $108,000 or (5%), from approximately $1,973,000 to approximately $1,865,000 due to adopted cost containment measures. These cost containment measures resulted in reductions to the overall number of employees. Professional fees decreased approximately $123,000 (23%), from approximately $541,000 to approximately $418,000 due to reduced option and warrant expense. Sales and marketing costs were limited intentionally as a result of measures to conserve cash. Depreciation and amortization decreased approximately $328,000 (31%), from approximately $1,062,000 to approximately $734,000, due to assets in service becoming fully depreciated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income and expense and other income from gains and settlements. We had reduced interest expense by $111,000 (26%), from approximately $419,000 to approximately $308,000, as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. Other income increased $68,000 (23%), from approximately $302,000 to approximately $370,000, as a result of settlements with creditors on existing obligations and other contracts and as a result of a payment from a customer of our Travel Group in satisfaction of the customer’s contractual obligations. These gains were offset by our portion of the losses incurred in our investment in Onstream Media amounting to approximately $85,000 for the six months ended March 31, 2004.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

REVENUE

Consolidated operating revenue increased approximately $171,000 (10%), from approximately $1,639,000 to approximately $1,810,000, primarily from the digital asset management sales of approximately $231,000, which resulted from the Virage purchase. There were no digital asset management sales for the comparable period in the prior year. This increase was partially offset by reduced revenues from our Network Solutions Group. Revenues from network equipment sales and rentals decreased approximately $27,000 (18%), from approximately $149,000 to approximately $122,000, due to the expiration of recurring rental agreements from the prior 2003 period. Revenues from network usage and services decreased approximately $26,000 (5%), from approximately $544,000 to approximately $518,000, as a result of our transition of several of our customer’s circuits from our control to theirs.

OPERATING EXPENSES

Cost of revenue for the three months ended March 31, 2004 increased approximately $31,000 (5%), from approximately $672,000 to approximately $703,000, primarily from digital asset management costs of approximately $93,000, which resulted from the Virage purchase. There were no digital asset management sales or costs for the comparable period in the prior year. Webcasting costs decreased approximately $39,000 (13%) as a result of reduced streaming costs. We closed our New York network facility during 2003 and moved the operations to our Pompano Beach facility. Cost of revenue from the network equipment sales and rentals decreased approximately $19,000 (22%), from approximately $88,000 to approximately $69,000, due to fewer sales from our tightening of credit policies. Cost of revenue from network usage decreased approximately $9,000 (3%), from approximately $270,000 to approximately $261,000, as a result of reduced revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Professional fees for the three months ended March 31, 2004 decreased approximately $97,000 (30%), from approximately $319,000 to approximately $222,000 due to reduced consulting, option and warrant expense. Depreciation and amortization decreased approximately $145,000 (28%), from approximately $513,000 to approximately $368,000, due to assets in service becoming fully depreciated. Other administrative expenses increased approximately $35,000 (11%), from approximately $315,000 to approximately $350,000, due to the addition of costs resulting from the digital asset management services. Sales and marketing costs were limited intentionally as a result of measures to conserve cash.

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income and expense and other income from gains and settlements. We had reduced interest expense by $24,000 (13%), from approximately $190,000 to approximately $166,000, as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. Other income decreased $264,000 (93%), from approximately $285,000 to approximately $21,000, as a result of significant one-time settlements with creditors on existing obligations in the prior period. In the current period, other income includes approximately $41,000 from settlements, which were offset by our portion of the losses incurred in our investment in Onstream Media.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus at March 31, 2004 of approximately $1,643,000, an increase of approximately $1,238,000 from approximately $405,000 as of September 30, 2003. The increase in working capital was primarily attributable to the redemption of the convertible debentures, which resulted in a gain of approximately $185,000. Cash used in operating activities was approximately $941,000 for the six months ended March 31, 2004. Our net loss of approximately $1,455,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $734,000, amortization of deferred services satisfied by issuing stock of approximately $201,000 and the amortization of prepaid interest expense of approximately $70,000, also paid with stock. These non-cash costs are partially offset by approximately $308,000 from the gain from settlements of obligations. Primary uses of cash from operations are from an increase in receivables and prepaid expenses, which were partially offset by an increase in payables. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $459,000 for the six months ended March 31, 2004 as compared to approximately $42,000 for the same period last year, primarily due to the purchase of the Virage assets.

Cash flows provided by financing activities were approximately $1,486,000 for the six months ended March 31, 2004 as compared to 330,000 for the same period last year. Principal sources of cash for the six months ended March 31, 2004 were net proceeds from the issuance of common stock of approximately $863,000, net proceeds from the issuance of preferred stock of $500,000, proceeds from note payable of $300,000, the collection of the subscription receivable of $300,000 in connection with an offering of preferred stock and proceeds from convertible debentures of $150,000. The increase was offset by the payment on the convertible debentures of approximately $609,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At March 31, 2004, we have approximately $169,000 of unrestricted cash. We also have approximately $1,006,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

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

As of March 31, 2004 we had approximately $4,000,000 of intangible assets, net of amortization. In accordance with GAAP, the company periodically tests these assets for potential impairment. As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance of the entities that have generated these intangibles. Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base. We will continue to monitor our intangible assets and our overall business environment.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of CEO Pursuant to Section 906

32.2	Certification of CFO Pursuant to Section 906

(b) Reports on Form 8-K

On February 13, 2004 we filed a Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 12, the results of operations for the Company for the three month period ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2004	Visual Data Corporation, A Florida corporation
/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Gail L. Babitt
Chief Financial Officer
and Principal Accounting Officer