Form 10QSB
period 2004-06-30
VISUAL DATA CORP
filed 2004-08-16
CIK 919130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to ______________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 2004 the registrant had issued and outstanding 4,620,824 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
Unaudited Condensed Consolidated Balance Sheet at June 30, 2004
and Condensed Consolidated Balance Sheet at September 30, 2003	4 – 5

Unaudited Condensed Consolidated Statements of Operations for the Nine and Three
Months Ended June 30, 2004 and 2003	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 2004 and 2003	7 – 8

Notes to Unaudited Condensed Consolidated Financial Statements	9 – 21

Item 2 - Management’s Discussion and Analysis of Financial
Condition and Results of Operations	22 – 29

Item 3 - Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	30

Item 2 – Changes in Securities and Use of Proceeds	30

Item 3 – Defaults upon Senior Securities	30

Item 4 – Submission of Matters to a Vote of Security Holders	30

Item 5 – Other Information	30

Item 6 - Exhibits and Reports on Form 8-K	30

Signatures	31

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,967	$82,374
Restricted cash	207,876	1,002,308
Accounts receivable, net of allowance for doubtful
accounts of $37,991 and $332,158, respectively	1,277,822	867,881
Prepaid expenses	931,296	989,163
Subscription receivable	—	300,000
Inventories	54,475	169,483
Other current assets	14,334	3,042

Total current assets	2,543,770	3,414,251

PROPERTY AND EQUIPMENT, net	844,233	943,360
INTANGIBLE ASSETS, net	1,830,512	1,996,619
GOODWILL, net	2,071,444	2,071,444
OTHER NON-CURRENT ASSETS	1,539,981	811,925

Total assets	$8,829,940	$9,237,599

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003

	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,442,731	$1,414,020
Deferred revenue	25,492	42,915
Current portion of obligations under capital leases	5,293	8,768
Current portion of note payable	244,800	—
Convertible debentures	—	1,543,384

Total current liabilities	1,718,316	3,009,087

NOTE PAYABLE	2,979,056	2,858,289

Total liabilities	4,697,372	5,867,376

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares
Class A8, par value $.0001 per share, authorized
300,000 shares, 232,750 and 257,750 issued and
outstanding, respectively	24	26
Class A9, par value $.0001 per share, authorized
100,000 shares, 0 and 20,000 issued and
outstanding, respectively	—	2
Class A11, par value $.0001 per share, authorized
25,000 shares, 25,000 and 0 issued and
outstanding, respectively	3	—
Common stock, par value $.0001 per share;
Authorized 75,000,000 shares, 4,618,324 and
3,246,443 issued and outstanding, respectively	462	325
Additional paid-in capital	62,382,139	58,829,927
Accumulated deficit	(58,250,060)	(55,460,057)

Total stockholders’ equity	4,132,568	3,370,223

Total liabilities and stockholders’ equity	$8,829,940	$9,237,599

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

     VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

REVENUE:
Webcasting and related equipment sales	$2,684,564	$2,833,500	$910,549	$1,025,157
Network equipment sales and rentals	500,859	605,409	240,141	243,154
Network usage	1,577,112	1,669,089	516,952	539,294
Travel production and distribution	194,334	305,547	57,240	89,135
Digital asset management sales	647,094	—	416,523	—

Total Revenue	5,603,963	5,413,545	2,141,405	1,896,740

OPERATING EXPENSES:
Webcasting and related equipment costs	757,693	958,526	237,605	292,710
Network equipment sales and rentals	295,771	325,776	150,466	142,830
Network usage	812,715	790,529	277,943	236,332
Travel production and distribution	11,067	8,492	2,029	912
Digital asset management costs	193,458	—	100,823	—
General and administrative:
Compensation	2,973,188	2,889,950	1,108,191	916,916
Professional fees	767,182	748,217	349,609	206,986
Other	1,035,236	988,505	376,219	338,438
Sales and marketing	6,287	14,316	—	1,050
Depreciation and amortization	1,066,882	1,536,024	333,042	474,082

Total operating expenses	7,919,479	8,260,335	2,935,927	2,610,256

Loss from operations	(2,315,516)	(2,846,790)	(794,522)	(713,516)

OTHER INCOME (EXPENSE):
Interest income	6,151	592	1,735	393
Interest expense	(496,116)	(740,355)	(188,509)	(321,610)
Other income (expense)	143,599	593,876	(225,956)	292,179

Total other income (expense), net	(346,366)	(145,887)	(412,730)	(29,038)

Net loss	$(2,661,882)	$(2,992,677)	$(1,207,252)	$(742,554)

Loss per share – basic and diluted:
Net loss per share	$(.63)	$(1.33)	$(.26)	$(.30)

Weighted average shares of
common stock outstanding	4,230,258	2,248,048	4,561,621	2,472,218

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

     VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,661,882)	$(2,992,677)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,066,881	1,536,024
Gain from settlements of obligations	(308,286)	(622,678)
(Loss) gain on equity basis investment in Onstream Media	(222,747)	41,102
Provision for doubtful accounts	35,999	(42,466)
Reserve for inventory obsolescence	47,214	—
Loss on disposition/retirement of fixed assets	29,447	13,350
Interest expense on notes payable	289,625	345,068
Interest expense on convertible debentures	72,221	61,292
Amortization of discount on notes payable	68,742	188,896
Amortization of debt issue costs	17,414	69,406
Amortization of deferred services and incentives	428,026	435,644
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(445,940)	226,726
(Increase) decrease in prepaid expenses	(81,575)	69,127
(Increase) decrease in other current assets	(9,687)	2,116
Decrease in inventories	67,794	173,736
Increase (decrease) in accounts payable and accrued liabilities	224,433	(537,912)
Decrease in deferred revenue	(17,423)	(75,501)

Net cash used in operating activities	(1,399,744)	(1,108,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(171,950)	(240,868)
Decrease (increase) in restricted cash	794,432	(1,000,270)
Purchase of Virage software and assets	(651,332)	—
(Increase) decrease in other non-current assets	(82,257)	13,105

Net cash used in investing activities	(111,107)	(1,228,033)

(Continued)

     VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued, Unaudited)

	Nine Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	$(3,475)	$(185,058)
Proceeds from convertible debenture	150,000	—
Repayment of convertible debenture	(608,520)	—
Proceeds from issuance of common stock, net of costs	862,635	—
Proceeds from subscription receivable from preferred stock	300,000	—
Proceeds from loan	—	2,835,433
Refinancing of loan	—	(1,050,000)
Payment of dividends	(14,196)	—
Proceeds from notes payable	300,000	361,000
Repayment of notes payable	—	(94,800)
Proceeds from issuance of preferred stock, net	500,000	630,586

Net cash provided by financing activities	1,486,444	2,497,161

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,407)	160,381

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,374	60,603

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,967	$220,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$40,250	$70,178

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of shares, warrants and options for deferred services
and incentives	$866,527	$636,023
Advances to Onstream Media by issuing common stock	$81,940	$750,000
Issuance of stock for interest	$122,021	$862,200
Issuance of stock for repayment of debt	$750,000	$430,980
Issuance of common stock for payment of accounts payable	$72,300	$264,236
Issuance of common stock for dividends	$113,925	$28,265
Conversion of debentures	$150,000	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Visual Data Corporation (The "Company" or “Visual Data” or "VDAT"), organized in 1993, is a full service broadband media company that specializes in providing webcasting services for corporate, education and government customers, networking solutions for the entertainment and advertising industries and marketing solutions for the travel industry. VDAT is comprised of three operating groups including: Visual Data Webcasting Group, Visual Data Networking Solutions Group (EDNET) and Visual Data Travel Group (includes HotelView and ResortView).

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

The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web ("COW"), which consists of a 2 minute narrated photo presentation of corporate properties. The Company warehouses all of its travel content on its own on-line travel portal -Travelago.com ("Travelago"). The Visual Data Travel Group generates revenues from production and distribution fees. The Company owns or co-owns virtually all the content created, which provides content for syndication.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

On October 22, 2003 Visual Data Corporation executed an agreement and plan of merger agreement with privately held Onstream Media Corporation to acquire the remaining 72% of Onstream Media not currently owned by Visual Data (See Note 2). Under the terms of the agreement, each common share of Onstream Media (other than shares owned by Visual Data) shall be converted into the right to receive .1481 restricted common shares of Visual Data common stock. It is estimated that at the time of the merger Visual Data will issue approximately 2 million shares of restricted common stock to acquire the remaining interest in Onstream Media.

The closing of the merger is subject to various conditions, including approval by Visual Data and Onstream Media shareholders, as well as the completion by Visual Data of a financing for a minimum of $6.5 million. Jesup & Lamont Securities Corporation has issued a fairness opinion regarding this transaction to the board of directors of Visual Data.

Liquidity and Going Concern

The unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $58,250,060 as of June 30, 2004. The Company's operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. For the nine months ended June 30, 2004, we had a net loss of $2,661,882 and cash used in operations of $1,399,744. At June 30, 2004, we had a total of $265,843 of cash and cash equivalents, which includes $207,876 of restricted cash provided as a result of the financing of long-term debt from a shareholder (See Note 3).

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity and Going Concern (Continued)

We are constantly evaluating our cash needs and existing burn rate. If the Company's pending financings as described elsewhere herein which will result in aggregate gross proceeds of $6,500,000 does not close, we will review our current operating levels with a view towards reductions in personnel and general and administrative expenses in order that we might meet operating and financing obligations as they become due. If the financings do not close we will be required to continue to seek additional sources of working capital . No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business conditions and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow. The Company's continued existence is dependent upon its ability to raise capital and to market and sell our services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
JUNE 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Our Webcasting Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Revenue is recognized from the sale of equipment when the equipment is shipped. For customer service projects, revenue is recognized when the service is performed. Revenue from the Webcasting Group is derived primarily from the delivery of individual webcast events. Events are primarily on a single day and revenue is recognized after the event is provided. A significant component of our Network Solutions Group's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Network Solutions Group recognizes revenues from equipment installation and bridging when service is performed. Equipment installations and bridging services are non-recurring items for the individual customers. Network usage revenue is recognized based on customers' monthly usage. The network usage services are recurring, similar to a monthly telephone bill, and the standard access billing remains relatively consistent, subject to fluctuation based upon the number of the Company's customers. Network usage revenue fluctuates as a result of the addition of new customers or the loss of existing customers, as well as a change in bridging and long distance services provided to customers. Our Network Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. Revenue from digital asset management services are recognized during the month that hosting is performed or services are provided. Our Travel Group libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on hotel bookings are recognized when the stays are completed

Comprehensive Income or Loss

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
JUNE 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

For the periods ended June 30, 2004 and 2003, net loss per share is based on the weighted average number of shares of common stock outstanding. As the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 1,335,878 and 934,528 at June 30, 2004 and 2003, respectively. In addition, the Company has 232,750 shares of Class A-8 and 25,000 shares of Class A-11 Convertible Preferred Stock outstanding as of June 30, 2004. The potential dilutive effects of the Class A-8 and A-11 Convertible Preferred Stock of 310,334 and 250,000, respectively, have been excluded from the calculation of net loss per share.

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

	For the nine months ended		For the three months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss, as reported	$2,661,882	$2,992,677	$1,207,252	$742,554
Total stock based compensation expense*	420,135	547,188	140,017	182,396

Pro forma net loss	$3,082,017	$3,539,865	$1,347,269	$924,950

Net loss per share – basic and diluted:
Net loss per share, as reported	$.63	$1.33	$.26	$.30

Net loss per share, pro forma	$.73	$1.57	$.30	$.37

* Total stock based compensation expense is determined by applying the fair value based method for all employee awards, net of tax.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of September 30, 2003 should be read in conjunction with these statements. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of VDAT and subsidiaries as of June 30, 2004 and the results of their operations and cash flows for the nine months ended June 30, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2004.

NOTE 2: INVESTMENTS

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000 through the issuance of Class A-7 Convertible Preferred Stock. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream Media is a development stage company that intends to provide a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system is being designed to digitize, encode, index, transport and centralize all rich media content within an organization and make it immediately available worldwide, with the expectation that it will save companies valuable time and money. The system is being designed and managed by SAIC, a large IT security firm, providing services to all branches of the federal government as well as the world’s leading corporations. Beginning April 1, 2003, the Company’s investment is accounted for under the equity method. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred based upon a review of budgeted amounts compared with actual results. For the nine months ended June 30, 2004, included in other income and expense is a loss of approximately $223,000, which represents approximately 28% of the loss from Onstream Media for the nine months ended June 30, 2004. These investments, with a net value at June 30, 2004 of approximately $556,000, are included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. Also, included in the Company’s other non-current assets total is approximately $525,000 owed by Onstream Media to the Company for advances to pay various operating expenses. (NOTE 3).

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 3: NOTES PAYABLE

The Company has a long-term note of $3,000,000 to one of the Company’s major shareholders, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued this shareholder 140,000 shares of Class A-8 Convertible Preferred Stock ("Class A-8 Preferred Stock") valued at $840,000. Such amount is included in prepaid expenses and other non-current assets for the long-term portion, and is being amortized over the term of the loan. The stated value of the Class A-8 is $6 per share. The Class A-8 Preferred Stock is zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). In addition, the note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a quarterly basis, and a balloon payment on May 6, 2006. If the company receives financing in excess of $2,000,000, 35% of the net amount in excess of $2,000,000 will be used to pay down the principal of the Note. In addition, if the Company has positive earnings before interest, taxes, depreciation and amortization (“EBITDA”), then 35% of the positive EBITDA will be used to pay down the principal of the Note. $1,000,000 of this loan was deposited into a cash account, which is restricted and is to be utilized only at the shareholder's discretion. In addition, in May 2003, the shareholder converted his outstanding common stock in the Company, approximately 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock (see below for status as of June 30, 2004).

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

On February 11, 2004, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) and a license agreement (“Custom License Agreement”) whereby the Company acquired certain assets and licensed certain software (collectively, the “Assets”) from Virage, Inc. (“Virage”). The consideration is as follows: (i) $400,000 cash upon closing; and (ii) the issuance of a convertible secured note payable of $206,250 (“Secured Promissory Note”). The outstanding principal amount was paid on June 21, 2004. The Company has determined that the purchase is not considered a "significant" transaction under Regulation S-B.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 3: NOTES PAYABLE (Continued)

In a separate transaction, on February 11, 2004 the Company guaranteed (“Guaranty”) a Promissory Note (the “Note”) in the principal amount of $1,406,250 for Onstream Media Corporation (“Onstream Media”), of which the Company owns 28% (See Note 2), in favor of Virage, Inc. for the licensing of certain software (“Software”) by Onstream Media. The principal is due and payable upon the earlier of (i) May 11, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000 (the “Maturity Date”). If the Company has not concluded a financing of at least $2,000,000 or Onstream Media has not satisfied the Note by May 11, 2004, then Onstream Media would be in default under the Note and the Software Agreement can be terminated at the discretion of Virage and the Note will be cancelled (see below). If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but Onstream Media has not satisfied the Note, the Company would be in breach of the Guaranty, the Software would be transferred back to Virage and Onstream Media and the Company would still be obligated to satisfy the Note. In addition, upon a breach of the Guaranty, Virage may convert any principal and unpaid accrued interest due under the Note into shares of the Company’s common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion price of $2.00 per common share of the Company’s common stock. Onstream promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent. A payment of $293,750 was made on this note in June 2004.

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

On February 26, 2004, the Company received a $300,000 loan from a shareholder. The term of the loan is one year, and all interest was prepaid through the issuance of 21,000 shares of common stock. In addition, the Company issued 9,000 shares of common stock as an origination fee and 10,000 shares of common stock for legal and other fees. The shares issued for interest, origination and other fees resulted in a charge of approximately $83,000, which was recorded as a discount and is being amortized over the term of the note. The balance of the unamortized discount is approximately $55,000 as of June 30, 2004 and is included in the current portion of notes payable. This loan was provided to the Company by J&C Resources, LLC. One of the members of our board of directors is the President, Chairman and CEO of J&C Resources, LLC.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 3: NOTES PAYABLE (Continued)

In June 2004 Mr. Deluca released $800,000 of the restricted cash to us. We used $500,000 of that amount to satisfy our obligations to Virage in the amount of $206,250 and advanced $293,750 to Onstream Media, which was used as a reduction of the Onstream Media Note to Virage and we used the remaining $300,000 as general working capital. As a result of the additional payment to Virage, the due date on the Secured Promissory Note was extended to July 31, 2004, with a 30-day cure period. Onstream Media is dependent upon the completion of the financing transactions and the merger with Visual Data to satisfy their obligation under the Note. If Onstream Media does not satisfy the Note by August 30, 2004, Visual Data will be obligated to perform as the Guarantor. Without raising additional capital, Onstream Media does not presently have sufficient cash resources to satisfy this Note when due and the Company is unable to predict at this time if it will be called upon to honor its guarantee. If Visual Data does not perform as the Guarantor and if Virage declares an event of default, the Company could lose the $900,000 that has been paid to Virage, the rights to all of the software acquired from Virage for both Visual Data and Onstream Media and the business associated with digital asset management services resulting from the acquired customer contracts.

At June 30, 2004 we owed Mr. Deluca $3,000,000. This amount is presently due in May 2006. If Proposal 5 and Proposal 6 of the Preliminary Proxy as filed with the SEC are approved by the shareholders, we are to repay him $2,000,000 of that amount in cash and he is to convert the remaining $1,000,000 owed him into 50,000 shares of our Class A-10 Convertible Preferred Stock, and he will convert his 232,750 shares of Class A-8 Convertible Preferred Stock with a stated value of $1,396,500 into an additional 69,825 shares of Class A-10 Convertible Preferred Stock. With the closing of those transactions he will release the blanket security interest in our assets and the pledge of the stock of our subsidiaries and the remaining $200,000 in restricted cash will be released to the Company. If Proposals 5 and 6 are not approved, the loan from Mr. Deluca will remain an obligation of the Company and we will continue to service same pursuant to its terms.

NOTE 4: SEGMENT INFORMATION

The Company's operations are currently comprised of three operating groups, Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company's Pompano Beach facility and the San Francisco facility directed by EDNET. Included in the Networking Solutions Group are the digital asset management services that resulted from the purchase of assets from Virage, Inc.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 4: SEGMENT INFORMATION (Continued)

In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure. For the nine and three months ended June 30, 2004, the Company provided webcasting services to one significant customer, Thomson Financial Group. For the nine months ended June 30, 2004 and 2003 sales to Thomson Financial Group were approximately $1,499,000 or 27% and approximately $1,536,000 or 28% of total consolidated revenue, respectively. For the three months ended June 30, 2004 and 2003 sales to Thomson Financial Group were approximately $462,000 or 22% and approximately $552,000 or 29% of total consolidated revenue, respectively. The contract with this customer can be terminated upon a 30-day notification.

Detailed below are the results of operations by segment for the nine and three months ended June 30, 2004 and 2003.

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue:
Webcasting Group	$2,684,564	$2,833,500	$910,549	$1,025,157
Networking Solutions Group	2,725,065	2,274,498	1,173,616	782,448
Travel Group and Other	194,334	305,547	57,240	89,135

Total consolidated revenue	$5,603,963	$5,413,545	$2,141,405	$1,896,740

Segment operating income (loss)
Webcasting Group	$757,442	$491,886	$278,108	$293,160
Networking Solutions Group	362,662	270,680	164,317	114,644
Travel Group and Other	45,498	122,435	15,475	38,857

Total operating income (loss)	1,165,602	885,001	457,900	446,661

Depreciation and amortization	1,066,882	1,536,024	333,042	474,082
Corporate and unallocated shared expenses	2,414,236	2,195,767	919,380	686,095
Other expense (income)	346,366	145,887	412,730	29,038

Net loss	$(2,661,882)	$(2,992,677)	$(1,207,252)	$(742,554)

	June 30,

	2004	2003

Total assets:
Webcasting Group	$2,223,029	$3,290,966
Networking Solutions Group	3,701,038	3,055,954
Travel Group	135,614	193,854
Other	2,770,259	3,432,855

Total	$8,829,940	$9,973,629

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 5: STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. At June 30, 2004 and 2003 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 158.0%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term is the full term of the option ranging from 1 to 8 years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the nine months ended June 30, 2004, the Company granted 270,000 options to consultants. At June 30, 2004 the Company had 385,665 granted options to consultants outstanding. These options have been accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has recognized approximately $28,000 and $42,000 in expense for consultant options during the nine months ended June 30, 2004 and 2003, respectively. The Company has recognized approximately $28,000 and $0 in expense for consultant options during the three months ended June 30, 2004 and 2003, respectively.

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for management, employees and directors for the nine months ended June 30, 2004 is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Balance, beginning of period	464,942	$31.40
Expired	(63,026)	47.93
Exercised	—	—
Granted	—	—

Balance, end of period	401,916	$28.81

Exercisable at end of period	341,791	$29.54

At June 30, 2004, there were vested warrants to purchase an aggregate of 548,297 shares of common stock outstanding, inclusive of the warrants issued to lender discussed in Note 3. The warrants contain exercise prices ranging from $2.28 to $247.50 expiring from August 2004 to October 2007. During the nine months ended June 30, 2004 the Company granted 212,300 warrants. The Company granted 82,300 warrants at an exercise price of $3.00 in conjunction with 411,500 shares of common stock sold in a private placement offering. (See Note 6). The Company granted 130,000 warrants at an exercise price of $2.28 in conjunction with the sale of 25,000 shares of Class A-11 Preferred Stock. (See Note 6).

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

In October 2003, the Company issued 64,000 shares of common stock to settle approximately $154,000 of certain liabilities with various vendors. Included in the 64,000 shares of common stock were 34,000 shares of common stock provided to vendors of Onstream Media to settle approximately $82,000 of obligations. Any difference between the value of the stock on the settlement date and the obligation as reflected in the Company’s records is recorded as other income and expense in the accompanying financial statements and amounted to a gain of approximately $308,000 and $623,000 for the nine months ended June 30, 2004 and 2003, respectively.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

In April 2004, the holders of the 14% convertible debentures converted the outstanding balance of $150,000 into 75,000 shares of common stock.

During the nine months ended June 30, 2004, the Company issued 147,000 shares of Common Stock for consulting and financial advisory services. Their services are being provided over periods ranging from 1 to 12 months, and will result in an expense of approximately $343,000.

During the nine months ended June 30, 2004 the Company declared and paid cash dividends of approximately $14,000 on the Class A-9 Preferred Stock.

As a result of previously granted or issued options, warrants or shares, at June 30, 2004 the Company has approximately $650,000 in deferred option expense. The remaining deferred option expense will be amortized over the remaining periods of service for these issuances which range from three to 23 months. The deferred option expense is included in the caption prepaid expenses and other non-current assets for the long-term portion on the balance sheet.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual Form 10-KSB.

OVERVIEW

Visual Data Corporation (The "Company”), organized in 1993, is a full service broadband media company that specializes in providing webcasting services for corporate, education and government customers, networking solutions for the entertainment and advertising industries and marketing solutions for the travel industry. The Company had 57 full time employees as of June 2004. Our operations are comprised of three operating groups, including:

  Visual Data Webcasting Group

  Visual Data Networking Solutions Group

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

GENERAL

Our net loss has increased for this quarter as compared to last year. Net loss from operations increased primarily due to an increase in professional fees, a reduction in other income from settlements and an increase in other expense from equity pick-ups from our investment in Onstream Media as compared to the same period in the prior year. In addition, the Company has engaged consultants to provide services to the Company, compensating them through the issuance of stock. These fees are reflected in the increase in professional fees but are non-cash items as reflected in the cash flow statement. For some of our products and services we have experienced competitive market pressures that caused us to reduce our prices.

We moved the operations of the New York webcasting operating facility to our Pompano Beach facility resulting in cost savings in the first quarter of 2002. We reduced headcount and either closed or reduced the size of our facilities. We negotiated favorable settlements with our lenders and creditors in order to conserve cash.

In January 2004, our largest customer, CCBN, announced it had signed a definitive agreement under which The Thomson Corporation, parent company of our second largest customer Thomson Financial Group, will acquire CCBN. This acquisition was completed in March 2004. Although the Company’s management currently does not anticipate that this acquisition will have a material adverse affect on current operations, it may make the Company reliant on one customer for a large portion of its webcasting revenues.

RESULTS OF OPERATIONS

Our consolidated net loss for the nine months ended June 30, 2004 was approximately $2,662,000 ($.63 per share) as compared to approximately $2,993,000 ($1.33 per share) for the same period in 2003, a decrease of approximately $331,000 (11%). Included in our results for 2004 is an increase in other expense, net of approximately $200,000. The increase in other expense, net was the result of a decrease in interest expense of approximately $244,000 resulting from the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. This was offset by an increase in other expense of approximately $450,000 primarily as a result of an increase in the equity pick-up from Onstream Media of $182,000 and a decrease in settlement income of $257,000 for the nine months ended June 30, 2004.

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

	For the nine months ended June
	30,
	2004	2003	Variance	Percent

Total revenue	$5,603,963	$5,413,545	$190,418	3.5%

Operating Expenses:
Cost of revenue	2,070,704	2,083,323	(12,619)	(.6)%
General and administrative	4,775,606	4,626,672	148,934	3.2%
Sales and marketing	6,287	14,316	(8,029)	(56.0)%
Depreciation and amortization	1,066,882	1,536,024	(469,142)	(30.5)%

Total Operating Expenses	7,919,479	8,260,335	(340,856)	(4.1)%

Loss from operations	(2,315,516)	(2,846,790)	(531,274)	(18.7)%

Other income (expense)	(346,366)	(145,887)	200,479	137.4%

Net loss	$(2,661,882)	$(2,992,677)	$(330,797)	(11.1)%

	For the three months ended June
	30,
	2004	2003	Variance	Percent

Total revenue	$2,141,405	$1,896,740	$244,665	12.9%

Operating Expenses:
Cost of revenue	768,866	672,784	96,082	14.3%
General and administrative	1,834,019	1,462,330	371,689	25.4%
Sales and marketing	—	1,050	(1,050)	(100)%
Depreciation and amortization	333,042	474,082	(141,040)	(29.8)%

Total Operating Expenses	2,935,927	2,610,256	325,671	12.5%

Loss from operations	(794,522)	(713,516)	83,006	11.4%

Other income (expense)	(412,730)	(29,038)	383,692	1,321.3%

Net loss	$(1,207,252)	$(742,554)	$464,698	62.6%

Nine months ended June 30, 2004 compared to the nine months ended June 30, 2003

REVENUE

Consolidated operating revenue increased approximately $190,000 (4%), from approximately $5,414,000 to approximately $5,604,000, primarily from the digital asset management sales of approximately $647,000, which resulted from the Virage purchase. The digital asset management sales are included in the Networking Solutions Group. There were no digital asset management sales for the comparable period in the prior year. This increase was partially offset by reduced revenues from the Travel and Webcasting Groups and the network equipment sales and usage. Revenues from network equipment sales and rentals decreased approximately $105,000 (17%) due to the expiration of recurring rental agreements from the prior 2003 period. Revenues from network usage decreased approximately $92,000 (6%) as a result of our transition during fiscal 2003 of several of our customer’s circuits from our control to theirs. For these transitioned circuits, the customer is now billed directly from the telephone carrier on these circuits, which has resulted in a decrease in revenues. Revenues from the Webcasting Group decreased approximately $149,000 (5%) as a result of an increase in competition. The number of webcasts produced decreased to 5,087 webcasts for the nine months ended June 30, 2004 compared to 6,381 webcasts for the comparable period in the prior year. The decrease in webcasts is primarily attributable to a reduction in the number of lower end audio-only webcasts the Company sold as a result of competitors offering lower prices. The Company anticipates that it will continue to see competition in these lower end products from other companies which offer an automated solution. The decrease in number of webcasts was partially offset by the up-selling of basic audio only conference calls to higher end, feature rich audio and video products. As a result, the average revenue per webcast event increased from approximately $444 for the nine months ended June 30, 2003 to approximately $528 for the nine months ended June 30, 2004. During the balance of fiscal 2004 and into fiscal 2005 the Company will continue to focus on these higher end webcast services. Revenues from the Travel Group decreased approximately $111,000 (36%) as a result of fewer new customer vignettes produced. As part of our overall strategy to become cash flow positive, we decided to lower expenses and reduce the staff to essential employees. We do not anticipate an increase in revenues in the Travel Group during fiscal 2004.

OPERATING EXPENSES

Cost of revenue for the nine months ended June 30, 2004 decreased approximately $12,000 (1%), from approximately $2,083,000 to approximately $2,071,000, primarily from webcasting and related equipment costs. Webcasting costs decreased approximately $201,000 (21%) as a result of reduced streaming costs. We closed our New York network facility during 2003 and moved the operations to our Pompano Beach facility. These decreases were substantially offset by the digital asset management costs of approximately $193,000, which resulted from the Virage purchase. There were no digital asset management sales or costs for the comparable period in the prior year.

Compensation expense for the nine months ended June 30, 2004 increased approximately $83,000 or (3%), from approximately $2,890,000 to approximately $2,973,000 due to the addition of the digital asset management employees as a result of the Virage purchase. At June 30, 2003 we had 47 full time employees and at June 30, 2004 we had 58 full time employees. The 11 additional employees represent the digital asset management team which was added following our acquisition in February 2004. Professional fees increased approximately $19,000 (3%), from approximately $748,000 to approximately $767,000 due to increased consulting expense. Sales and marketing costs were limited intentionally as a result of measures to conserve cash, which included the elimination of third party marketing and public relations firms in 2002. The Company intends to resume marketing efforts to grow the business at such time as its has available cash. The Company is not able at this time, however, to predict when it might be able to resume its marketing efforts. Depreciation and amortization decreased approximately $469,000 (31%), from approximately $1,536,000 to approximately $1,067,000, due to assets in service becoming fully depreciated.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income and expense and other income and expenses. We had reduced interest expense by approximately $244,000 (33%), from approximately $740,000 to approximately $496,000, as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. Other income (expenses), net decreased $450,000 (76%), from approximately $594,000 to approximately $144,000, as a result of inventory reserves and write-offs of approximately $56,000 in 2004, fixed assets disposals of approximately $29,000 in 2004 and recording the current period losses for our investment in Onstream Media of approximately $223,000 for the nine months ended June 30, 2004. In addition, the nine months ended June 30, 2003 included a one-time gain on the sale of fixed assets for approximately $140,000.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003.

REVENUE

Consolidated operating revenue increased approximately $244,000 (13%), from approximately $1,897,000 to approximately $2,141,000, primarily from the digital asset management sales of approximately $417,000, which resulted from the Virage purchase. The digital asset management sales are included in the Networking Solutions Group. There were no digital asset management sales for the comparable period in the prior year. This increase was partially offset by reduced revenues from our Webcasting Group and Travel Groups. Revenues from webcasting services decreased approximately $114,000 (11%), from approximately $1,025,000 to approximately $911,000, as a result of an increase in competition. The number of webcasts produced decreased to 1,707 webcasts for the three months ended June 30, 2004 compared to 2,334 webcasts for the comparable period in the prior year. The decrease in the number of webcasts was partially offset by the up-selling of basic audio only conference calls to higher end products. As set forth above, the decrease in webcasts was partially attributable to competition from low cost competitors. As a result, the average revenue per webcast event increased from approximately $439 for the three months ended June 30, 2003 to approximately $533 for the three months ended June 30, 2004. Revenues from travel production and distribution decreased approximately $32,000 (36%), from approximately $89,000 to approximately $57,000, due to the expiration of contracts from the prior 2003 period. We do not anticipate an increase in revenues in the Travel Group during fiscal 2004.

OPERATING EXPENSES

Cost of revenue for the three months ended June 30, 2004 increased approximately $96,000 (14%), from approximately $673,000 to approximately $769,000, primarily from digital asset management costs of approximately $101,000, which resulted from the Virage purchase. There were no digital asset management sales or costs for the comparable period in the prior year. Webcasting costs decreased approximately $55,000 (19%) as a result of reduced streaming costs. We closed our New York network facility during 2003 and moved the operations to our Pompano Beach facility. Cost of revenue from the network usage increased approximately $42,000 (18%), from approximately $236,000 to approximately $278,000, primarily as a result of a decline in bridging services, which have higher margins.

Compensation costs increased by approximately $191,000 (21%), from approximately $917,000 to approximately $1,108,000, due to the addition of costs for the digital asset management team. At June 30, 2003 we had 47 full time employees and at June 30, 2004 we had 58 full time employees. As set forth above, the 11 additional employees represent the digital asset management team which was added following our acquisition of the Virage assets in February 2004. Professional fees increased approximately $143,000 (69%), from approximately $207,000 to approximately $350,000 due to increased consulting, option and warrant expense. Other general and administrative expenses increased approximately $38,000 (11%), from approximately $338,000 to approximately $376,000, due to the consolidation of the Ednet and digital asset management teams into one facility. Sales and marketing costs were limited intentionally as a result of measures to conserve cash, which included the elimination of all third party marketing and public relations firms in 2002. The Company intends to resume marketing efforts in the future to grow the business based upon the availability of cash. The Company is not able, however, at this time to predict when it might resume marketing efforts. Depreciation and amortization decreased approximately $141,000 (30%), from approximately $474,000 to approximately $333,000, due to assets in service becoming fully depreciated.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income and expense and other income and expense. We had reduced interest expense by $133,000 (41%), from approximately $322,000 to approximately $189,000, as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. Other income decreased $518,000 (177%), from approximately $292,000 of other income to approximately $226,000 of other expense, primarily as a result of a decrease in settlement income of $345,000 in 2004 and an increase in expense of $96,000 related to the equity pick-up for our investment in Onstream Media in 2004. In addition, there was a $56,000 expense for inventory reserves and write-offs in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus at June 30, 2004 of approximately $825,000, an increase of approximately $420,000 from approximately $405,000 as of September 30, 2003. The increase in working capital was primarily attributable to the redemption of the convertible debentures, which resulted in a gain of approximately $185,000. Cash used in operating activities was approximately $1,400,000 for the nine months ended June 30, 2004. Our net loss of approximately $2,662,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $1,067,000, amortization of deferred services satisfied by issuing stock of approximately $428,000 and the amortization of prepaid interest expense of approximately $362,000, also paid with stock. These non-cash costs are partially offset by approximately $308,000 from the gain from settlements of obligations and the loss of approximately $223,000 from the allocation of losses from Onstream Media. Primary uses of cash from operations are from an increase in receivables and other non-current assets, which were partially offset by an increase in payables. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $111,000 for the nine months ended June 30, 2004 as compared to net cash used in investing activities of approximately $1,228,000 for the same period last year, primarily due to the loan proceeds recorded as restricted cash in 2003, with approximately $800,000 released from restricted cash in 2004 and the recording of the Virage assets in 2004.

Cash flows provided by financing activities were approximately $1,486,000 for the nine months ended June 30, 2004 as compared to $2,497,000 for the same period last year. Principal sources of cash for the nine months ended June 30, 2004 were net proceeds from the issuance of common stock of approximately $863,000, net proceeds from the issuance of preferred stock of $500,000, proceeds from note payable of $300,000, the collection of the subscription receivable of $300,000 and proceeds from convertible debentures of $150,000. The increase was partially offset by the payment on the convertible debentures of approximately $609,000.

At June 30, 2004, we have approximately $58,000 of unrestricted cash. We also have approximately $208,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

We are constantly evaluating our cash needs and existing burn rate. If the Company's pending financings as described elsewhere herein, which will result in aggregate gross proceeds to it of $6,500,000, do not close we will review our current operating levels with a view towards reductions in personnel and general and administrative expenses in order that we might meet operating and financing obligations as they become due. However, if the financings do not close we will be required to continue to seek additional sources of working capital. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve profitability or positive cash flow or be able to continue as a business.

On June 8, 2004 we executed agreements for the sale of 8% senior secured convertible notes and related securities and the sale of Series A-10 Convertible Preferred Stock and common stock purchase warrants which will result in aggregate gross proceeds to us of $6.5 million. The financings, which are subject to shareholder approval and other customary conditions, will satisfy the $6.5 million financial requirement of the proposed merger between Visual Data and Onstream Media Corporation.

OFF-BALANCE SHEET ARRANGEMENTS

On February 11, 2004 the Company guaranteed (“Guaranty”) a Promissory Note (the “Note”) in the principal amount of $1,406,250 for Onstream Media Corporation (“Onstream Media”). The principal is due and payable upon the earlier of (i) May 11, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000 (the “Maturity Date”). If the Company has not concluded a financing of at least $2,000,000 or Onstream Media has not satisfied the Note by May 11, 2004 (see below), the Onstream Media would be in default under the Note and the Software Agreement can be terminated at the discretion of Virage and the Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but Onstream Media has not satisfied the Note, the Company would be in breach of the Guaranty, the Software would be transferred back to Virage and Onstream Media and the Company would still be obligated to satisfy the Note. In addition, upon a breach of the Guaranty, Virage may convert any principal and unpaid accrued interest due under the Note into shares of the Company’s common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion of price of $2.00 per common share of the Company’s common stock. Onstream promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent. A payment of $293,750 was made on this note in June 2004 (see below).

In June 2004 we paid an additional $500,000 to satisfy our obligations to Virage in the amount of $206,250 and advanced $293,750 to Onstream Media, which was used as a reduction of the Onstream Media Note to Virage. As a result of the additional payment to Virage, the due date on the Note was extended to July 31, 2004, with a 30-day cure period. Onstream Media is dependent upon the completion of the financing transactions and the merger with Visual Data to satisfy their obligation under the Note. If Onstream Media does not satisfy the Note by August 30, 2004, Visual Data will be obligated to perform as the Guarantor. Without raising additional capital, Onstream Media does not presently have sufficient cash resources to satisfy this Note when due and the Company is unable to predict at this time if it will be called upon to honor its guarantee. If Visual Data does not perform as the Guarantor and if Virage declares an event of default, the Company could lose the $900,000 that has been paid to Virage, the rights to all of the software acquired from Virage for both Visual Data and Onstream Media and the business associated with digital asset management services resulting from the acquired customer contracts.

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

As of June 30, 2004 we had approximately $3,900,000 of intangible assets, net of amortization. In accordance with GAAP, the Company periodically tests these assets for potential impairment. This has been accomplished by engaging an independent business valuator annually. As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance and anticipated cash flows, discounted when impairment is suspected, of the entities that have generated these intangibles. Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base. We will continue to monitor our intangible assets and our overall business environment.

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

ITEM 5. OTHER INFORMATION

As of August 1, 2004, Gail Babitt has stepped down as the chief financial officer of the Company. Randy Selman has assumed the role as the principal accounting officer until the Company hires a replacement for Ms. Babitt.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
31.1 -	Section 302 Certification of Chief Financial Officer

31.2 -	Section 302 Certification of Chief Executive Officer

32.1 -	Section 906 Certification of Chief Financial Officer

32.2 -	Section 906 Certification of Chief Executive Officer

(b) Reports on Form 8-K

On May 12, 2004 we filed a Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 12, the results of operations for the Company for the three month period ended March 31, 2004.

On June 9, 2004 we filed a Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 9, Visual Data Corporation announced execution of agreements for a new $6.5 million financing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Data Corporation,
A Florida corporation

Date: August 12, 2004

/s/ Randy S. Selman
------------------------------
Randy S. Selman, President and
Chief Executive Officer and
acting Chief Financial Officer

