Form 10KSB/A
period 2003-09-30
VISUAL DATA CORP
filed 2004-08-30
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-22849

Visual Data Corporation
(Name of small business issuer in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1291 SW 29 Avenue Pompano Beach, Florida	33069
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 954-917-6655

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	not applicable
(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

common stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year. $ 6,815,119 for the 12 months ended September 30, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on December 17, 2003 is approximately $9.8 million.

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

Transitional Small Business Disclosure Form (check one): Yes ☐  No ☒

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of the se factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2003. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business—Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms the “Company”, " we," "our," "us," “VDAT” and "Visual Data" refers to Visual Data Corporation, a Florida corporation, and its subsidiaries.

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

*   Visual Data Travel Group (includes HotelView and ResortView)

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

In February 2002 we acquired Media On Demand, Inc. (“MOD”), a privately-held company which provided its customers with vertically integrated streaming media solutions, from onsite production through delivery to end-users. These solutions included original production, editing, and digital encoding of audio and video content, Internet website design and development, and Internet distribution and hosting. MOD’s operations make up our Webcasting Group.

Our Webcasting Group, which represented approximately 51.5% and 49.7% of our revenues from continuing operations for the years ended September 30, 2003 and 2002, respectively, generates revenues through production and distribution fees.

Visual Data Networking Solutions Group

Our Networking Solutions Group, which is comprised of our Entertainment Digital Network, Inc. (“EDNET”) subsidiary, provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet service providers. The Networking Solutions Group also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, video compression and transport equipment, teleconferencing equipment, and other innovative products to facilitate our broadcast a nd production applications.

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

Under the terms of the agreement, each common share of Onstream Media (other than shares owned by us) shall be converted into the right to receive .1481 restricted common shares of our common stock. It is estimated that at the time of the merger we will issue approximately 2 million shares of restricted common stock to acquire the remaining interest in Onstream Media.

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

Our webcasting products and services fall into two competitive areas: live or archived financial and fair-disclosure related conferences, and all other live or archived webcast productions for the corporate, financial, educational and government segments. In the conferences area, we compete with Loudeye/Activate, Yahoo!, Akamai’s Conference 5.0 platform, FDFN and others that offer live webcasts of quarterly earnings conference calls. For other webcast production, we compete with Activate, Yahoo! and other smaller geographically local entities. Our production services, however, have been in demand by some of our competitors, and from time to time we have provided services to these companies. The nature of the streaming media sector of the Internet market is highly interdependent while being competitive.

Our Networking Solutions Group’s competition in audio and video networking services is based upon the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of audio networking competitors are, and will remain small. Our primary video networking competitors are video appliance dealers that source video transport hardware. This group's advantage is one that provides a total solution including system design, broadband sourcing, and custom software connectivity applications that include a comprehensive digital path for television commercial transport.

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

At September 30, 2003, we had approximately $82,000 of cash and cash equivalents. At September 30, 2003 we also had approximately $1,002,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. In order to service our existing indebtedness, we will need to grow revenues, achieve cost savings or raise sufficient additional capital. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, business and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are un able to significantly increase our revenues or raise working capital when needed to fund our ongoing losses, the viability of our future operations may be in question.

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

	No. of Shares	% of
Conversion	of Common Stock	Issued and
Price	Issuable	Outstanding [1]

$4.50	66,668	1.6%
$2.10	142,858	3.5%

1  Based upon 4,108,772 shares of our common stock issued and outstanding at November 30, 2003.

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

EDNET’S principal business offices are located at One Union Street, in San Francisco, California. This office is a 5,000 square foot facility that operates as administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. In addition, the EDNET facility operates as a backup to Florida for webcasting operations. EDNET entered into a lease agreement on July 1, 2003, on a month-to-month basis, which provides for a monthly rental of $9,462.

MOD’s principal business office is located at 440 9th Street, New York, New York. This office is approximately 2,000 square feet and serves as MOD’s administrative headquarters. MOD leases this space from an unaffiliated third party under a lease expiring on December 31, 2004 for a monthly rental of $5,000.

ITEM 3.        LEGAL PROCEEDINGS

On April 30, 2002, we instituted an action in the Circuit Court for the Fifteenth Judicial Circuit for Palm Beach County, Florida, entitled Visual Data Corporation v. Golf Society International, Inc. (“GSI”) and Howard Stern, in which we are seeking damages in excess of $6.5 million for breach of contract, fraud in the inducement, negligent misrepresentation and fraudulent misrepresentation against the plaintiffs. In October 2002 we were awarded a default judgment against the plaintiffs in the amount of $7,457,250. We presently intend to pursue collection of this amount, although, we have fully reserved the amount as a result of the financial condition of GSI and our belief that collection of this default will be unlikely. During fiscal year 2002, we fully reserved the amount of the debenture received from GSI as GSI has ceased operations. The debenture was receiv ed pursuant to a January 10, 2002 Stock Purchase Agreement from our sale of the Golf Society of the U.S. to GSI. Except as set forth above, we are not engaged in any litigation that is material to our operations or outside of the normal course of business.

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

	High	Low

FISCAL YEAR 2002:

First Quarter	$15.30	$9.60
Second Quarter	$13.05	$8.55
Third Quarter	$12.00	$3.60
Fourth Quarter	$4.05	$2.40

FISCAL YEAR 2003:

First Quarter	$4.20	$2.55
Second Quarter	$2.85	$1.35
Third Quarter	$3.39	$1.80
Fourth Quarter	$2.78	$2.17

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

We relied on exemptions available under Section 4(2) and Regulation D of the Securities Act in connection with each of the foregoing transaction. In each of the foregoing transactions, the recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with these transactions, the participants had access to business and financial information concerning our company, and the certificates that were issued representing these shares bore the appropriate legend restricting their transfer absent registration of such shares under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1996 Stock Option Plan and any compensation plans not previously approved by our shareholders as of September 30, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)

1996 Stock Option Plan (1)	281,774	$30.54	451,560

Equity compensation plans not approved by shareholders	681,375	$24.29	none

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

We are a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised in three operating groups, including:

*   Visual Data Webcasting Group
*   Visual Data Networking Solutions Group (EDNET)
*   Visual Data Travel Group (includes HotelView, ResortView, etc.)

Revenue Recognition

Our Webcasting group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Revenue is recognized from the sale of equipment when the equipment is shipped. For customer service projects, revenue is recognized when service is performed. A significant component of our Network Solutions Group’s revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Network Solutions Group recognizes revenues from equipment installation and bridging when service is performed. Network usage revenue is recognized based on customers’ monthly usage. Our Network Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the lif e of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. Our Travel Group libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on bookings are recognized when the stays are completed.

Results of Operations

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE Year Ended September 30,
	2003	2002

Revenue:
Webcasting and related equipment sales	51.5%	49.7%
Network equipment sales and rentals	11.0	12.7
Network usage and services	32.0	30.0
Travel production and distribution	5.5	7.6

Total revenue	100.0%	100.0%

Operating expenses:
Webcasting and related equipment costs	17.6	17.8
Network equipment sales and rentals	5.7	6.9
Network usage and services	15.3	17.4
Travel production and distribution	0.1	1.2
General administrative:
Compensation	54.0	60.7
Professional fees	15.2	16.6
Other	18.3	18.9
Sales and marketing	0.3	2.3
Depreciation and amortization	28.8	26.0

Total operating expenses	155.3	167.8

Loss from operations	(55.3)	(67.8)

Other income (expense):
Interest income	*	*
Interest expense	(13.4)	(12.5)
Reserve for intangible impairment	—	(8.9)
Loss on debentures	—	(43.5)
Other income	7.2	2.9

Total other expense	(6.2)	(62.0)

Loss from continuing operations	(61.5)	(129.8)
Loss from discontinued operations	—	(9.3)

Net loss	(61.5)%	(139.1)%

* less than 1%

Revenue

We recognized revenue of approximately $6,815,000 from continuing operations for the year ended September 30, 2003, representing a decrease of approximately $1,399,000 (17%) over revenues of approximately $8,214,000 for the same period last year.

Revenues from webcasting accounted for approximately $3,512,000 for the year ended September 30, 2003 as compared to approximately $4,084,000 for the same period last year, which represents a decrease of approximately $572,000 (14%). Included in last year results were revenues from a one-time studio construction project for approximately $368,000. In addition, as a result of competition, we decreased our pricing on our standard on-demand audio only conference calls, which resulted in a decline in revenues. Although the number of webcasts produced increased to approximately 7,800 webcasts for the year ended September 30, 2003 compared to approximately 6,000 webcasts for the prior year, the average revenue per webcast event decreased from approximately $620 for the year ended September 30, 2002 to approximately $450 for the year ended Septemb er 30, 2003.

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

Revenues from network usage amounted to approximately $2,184,000 for the year ended September 30, 2003 as compared to approximately $2,468,000 for the same period last year, representing a decrease of approximately $284,000 (12%). This decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. This decision was based upon the usage incurred by these customers, the customer's payment history as well as the margin achieved from these circuits. For these transitioned circuits, the customer is now billed directly from the telephone carrier on these circuits, which has resulted in a decrease in revenues. Customers who transitioned their circuits back to their control retain the option to work with the Company on bridging services and to purchase hardware. The Company is unable to determine what the potential future involvement will be from these customers. In addition, we experienced some churn of existing customers who had decided to manage their own networks.

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

General and Administrative Expenses

Compensation expense amounted to approximately $3,682,000 for the year ended September 30, 2003 as compared to approximately $4,983,000 for the same period last year representing an decrease of approximately $1,301,000 (26%). This decrease was the result of cost containment measures adopted partially offset by additional costs related to the acquisition of MOD. These cost containment measures resulted in reductions to the overall number of employees. At September 30, 2002 we had 56 full time employees and at September 30, 2003 we had 46 full time employees. The average base salary per employee is approximately $70,000 per annum. As a result of the employee reductions the Company expects to realize a reduction in compensation on the existing business of $700,000 annually plus benefits.

Professional fees decreased approximately $329,000 (24%) from approximately $1,367,000 for the same period last year to approximately $1,038,000 for the year ended September 30, 2003. This reduction is the result of lower legal and consulting expenses.

Other general and administrative expenses of approximately $1,248,000 for the year ended September 30, 2003 decreased approximately $303,000 (20%) from approximately $1,551,000 for same period last year due to reduced costs incurred as the result of cost containment measures adopted offset by additional costs of MOD. The decrease was primarily the result of the reduction in office space, warehouse space and telephone services for the New York webcasting operations of approximately $75,000, the reduction in allowance for doubtful accounts of the travel group of approximately $130,000 and the reduction of additional miscellaneous general and administrative costs resulting from the reduction in employees of approximately $190,000, which was partially off-set by the increase in directors and officers insurance and rental expense for the corpora te office of approximately $65,000 and $30,000, respectively. The Company expects the general and administrative expenses for the existing business to remain at the reduced rates on a going forward basis.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $18,000 during the year ended September 30, 2003, representing a decrease of approximately $171,000 (90%) from approximately $189,000 for the same period last year. The decrease was the result of reduced marketing costs as part of the cost containment program. Sales and marketing costs were limited intentionally as a result of measures to conserve cash, which included the elimination of third party marketing and public relations firms in 2002. The Company intends to resume marketing efforts to grow the business at such time as it has available cash.

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

Other Income (Expense)

Other expense was approximately $420,000 for the year ended September 30, 2003 as compared to approximately $5,099,000 during the same period last year. A loss on investment of approximately $3,573,000, net was recorded during the fiscal year ended September 30, 2002 due to the company fully reserving against the debenture received as proceeds from the sale of its Golf Society of the U.S. subsidiary. We did not have a comparable expense during fiscal 2003. Interest expense amounted to approximately $912,000 as compared to approximately $1,028,000 for the same period last year representing a decrease of approximately $116,000 (11%) primarily due to reduced interest on the debentures, mortgage interest included last year on the building and the settlement of the MOD capital lease obligations and notes payable, which was partially offset by the expensing of the balance of t he prepaid interest on the prior shareholder loan and interest on the notes executed in the current year. Interest income was approximately $3,000 during the years ended September 30, 2003 and 2002. Other income was approximately $489,000 for the year ended September 30, 2003 as compared to approximately $226,000 for the same period last year. Included in other income for the period ended September 30, 2003 are gains recognized from settlements of existing obligations with creditors and lenders of approximately $651,000. The Company reviewed the existing accounts payable and capital lease obligations and negotiated settlements with vendors and creditors. As a result of the age of the obligations, the Company was able to settle the existing obligations at a significant discount. There were no individually significant settlements. All of the settlements were non-recurring. In addition, approximately $171,000 was recognized as a loss on the investment in Onstream Media as a result of the equity method of accounting.

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

  an increase in restricted cash of approximately $1,002,000, an increase in prepaid expenses of approximately $522,000, an increase in due from shareholders of approximately $300,000, a decrease in current notes payable of approximately $1,129,000, a decrease in current capital leases of approximately $325,000, and a decrease in accounts payable and accrued liabilities of approximately $1,256,000.
These increases were partially offset by a decrease in accounts receivable of approximately $476,000, a decrease in inventories of approximately $179,000 and an increase in current convertible debentures of $1,543,000.

Net cash used in operating activities for the year ended September 30, 2003 was approximately $1,246,000. The net loss of approximately $4,192,000 was offset primarily by:

  depreciation and amortization of approximately $1,965,000, interest expense on notes payable of approximately $438,000, amortization of discount on notes payable of approximately $203,000, amortization of deferred services of approximately $506,000, and a decrease in accounts receivable of approximately $539,000.
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

For the year September 30, 2003, we had an operating loss from continuing operations of approximately $4,192,000 and cash used in operations of approximately $1,246,000. At September 30, 2003, we had approximately $82,000 of cash and cash equivalents and approximately $1,002,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, busin ess and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

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

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Name	Age	Position
Randy S. Selman (1)	48	Chief Executive Officer, President and Chairman
Alan M. Saperstein	45	Executive Vice President, Treasurer and Director
George Stemper	49	Chief Operating Officer
Gail Babitt	40	Chief Financial Officer
Benjamin Swirsky (1)(2)(3)(4)	61	Director
Robert J. Wussler (1)(2)(3)(4)	67	Director
Charles S. Johnston (1)(2)(3)(4)	69	Director

(1)    Member of the Compensation Committee.
(2)    Member of the Audit Committee.
(3)    Member of the Governance and Nominating Committee.
(4)    Member of the Finance Committee.

Randy S. Selman. Since our inception in May 1993, Mr. Selman has served as our Chief Executive Officer, President, and a director and from September 1996 through June 1999, as our Chief Financial Officer. Mr. Selman is also the chairman, a non-voting member, of the Compensation Committee of the board of directors. From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (OTC Bulletin Board: SKTC), a publicly-traded software development company. SKTC develops and markets software for point-of-sale with complete back office functions such as inventory, sales analysis and communications. Mr. Selman founded SKTC in 1985 and was involved in their initial public offering in 1989. Mr. Selman's responsibilities included management of SKTC, public and inve stor relations, finance, high level sales and general overall administration.

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

Benjamin Swirsky. Mr. Swirsky has been a member of the board of directors since July 1997 and serves on the Audit and Compensation Committees of the board of directors. Mr. Swirsky is the owner of Beswir Properties Inc., an investment capital company. From June 1993 until January 1998, Mr. Swirsky was President and Chief Executive Officer of Slater Steel, Inc., a publicly-traded company listed on the (Toronto Stock Exchange (“TSE”): SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky was Chairman of P.C.Docs International, Inc., a Canadian publicly-traded company (Nasdaq: DOCSF, TSE: DXX) from 1997-1999. Mr. Swirsky is also a member of the board of directors of the Four Seasons Hotel Corp., a chain of first class hotels located throughout the world, and ser ves on the Audit, Compensation and Governance committees of the Board. Mr. Swirsky also sits on the board of directors of a number of other companies, including (i) AMI Campbell, Inc., a publicly-traded company -TSE, (ii) MigraTEC Inc., a publicly-traded company (Nasdaq: MIGR) where he currently serves as Chairman, (iii) Commercial Alcohols, Inc., in which he is also a principal shareholder, (iv) Amica Matuse Lifestyles, Inc., a publicly-traded company -TSE and (v) Alliance Financing Group, Inc., a publicly-traded company -TSE.

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

Charles S. Johnston. Mr. Johnston has been a member of our board of directors since April 2003 and serves on the Audit and Compensation Committees of the Board. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company, since July 1993. Mr. Johnston has also served as Chairman of AFD Technologies, a private corporation since 1994 and J&C Resources a private corporation, a position that he has held since 1987. Mr. Johnston is a member of the board of directors of AuthentiDate Holding Company (Nasdaq National Market: ADAT), Internet Commerce Corporation (Nasdaq National Market: ICCA) and McData Corporation (Nasdaq National Market: MCDT). Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute (“WPI”) and earned his B.S. degree from WPI in 1957.

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

Code of Ethics

Effective December 18, 2003, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) and our company's Chief Financial Officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

*   honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

*   full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

*   compliance with applicable governmental laws, rules and regulations;

*   the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

*    accountability for adherence to the Code of Business Conduct and Ethics.

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President or Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President or Chief Financial Officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be tr eated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

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

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the “Named Executive Officers.)

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
NAME, PRINCIPAL POSITION	YEAR	SALARY		BONUS	OTHER ANNUAL COMPENSATION		RESTRICTED OPTIONS STOCK AWDS		ALL OTHER COMPENSATION

Randy S. Selman	2003	$140,000		-0-	$17,126	(1)	-0-	-0-	-0-	-0-
President, Chief	2002	$159,917	(13)	-0-	$15,631	(2)	-0-	-0-	-0-	-0-
Executive Officer	2001	$227,333	(13)	-0-	$11,863	(3)	-0-	-0-	-0-	-0-
and Director

Alan Saperstein	2003	$140,000		-0-	$20,462	(4)	-0-	-0-	-0-	-0-
Vice President	2002	$159,917	(13)	-0-	$19,199	(5)	-0-	-0-	-0-	-0-
Treasurer and	2001	$227,333	(13)	-0-	$14,178	(6)	-0-	-0-	-0-	-0-
Director

George Stemper	2003	$140,000		-0-	$18,462	(7)	-0-	-0-	-0-	-0-
Chief Operating	2002	$145,417		-0-	$16,199	(8)	-0-	-0-	-0-	-0-
Officer	2001	$150,000		-0-	$8,248	(9)	-0-	-0-	-0-	-0-

Gail Babitt	2003	$140,000		-0-	$10,877	(10)	-0-	-0-	-0-	-0-
Chief Financial	2002	$136,167		-0-	$12,631	(11)	-0-	-0-	-0-	-0-
Officer	2001	$115,761		-0-	$7,068	(12)	-0-	-0-	-0-	-0-

(1)	Includes $5,126 for medical insurance and $12,000 automobile allowance.
(2)	Includes $4,381 for medical insurance and $11,250 automobile allowance.
(3)	Includes $2,863 for medical insurance and $9,000 automobile allowance.
(4)	Includes $9,462 for medical insurance and $12,000 automobile allowance.
(5)	Includes $7,949 for medical insurance and $11,250 automobile allowance.
(6)	Includes $5 ,178 for medical insurance and $9,000 automobile allowance.
(7)	Includes $9,462 for medical insurance and $9,000 automobile allowance.
(8)	Includes $7,949 for medical insurance and $8,250 automobile allowance.
(9)	Includes $1,998 for medical insurance and $6,250 automobile allowance.
(10)	Includes $1,877 for medical insurance and $9,000 automobile allowance.
(11)	Includes $4,381 for medical insurance and $8,250 automobile allowance.
(12)	Includes $1,651 for medical insurance and $5,417 automobile allowance.
(13)	Includes a $25,000 management fee paid by EDNET.

Employment Agreements

Effective January 9, 1998, we entered into amended and restated employment agreements with Randy S. Selman, our Chief Executive Officer, President and a director, and with Alan Saperstein, our Executive Vice President, Treasurer and a director. The agreements with each of Messrs. Selman and Saperstein are substantially similar and superseded in their entirety previous employment agreements with each of Messrs. Selman and Saperstein. The term of the agreement is for three years from the effective date of the agreements and is renewable for successive one-year terms unless terminated. The annual salary under each of the agreements is $137,500, which amount will be increased by 10% each year. Messrs. Selman and Saperstein are also each eligible to receive an annual bonus in cash or stock equal to 2% of our earnings before income tax, depreciation and amortization (EBITDA) on t hat portion of EBITDA that has increased over the previous year's EBITDA.

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

Effective January 1, 2002 we entered into employment agreements with George Stemper, our Chief Operating Officer, and with Gail Babitt, our Chief Financial Officer. The term of the agreement is for two years from the effective date of the agreements and is renewable for successive one-year terms unless terminated. The annual salary under each of the agreements is $175,000 for Mr. Stemper and $155,000 for Ms. Babitt, which amount will be increased by 10% each year. In December 2003 we renewed Ms. Babitt’s agreement for an additional one year term effective January 1, 2004.

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

Stock Option Information

The following table sets forth certain information with respect to stock options granted in fiscal 2003 to the Named Executive Officers.

Option Grants in Year Ended September 30, 2003

INDIVIDUAL GRANTS
NAME	NO. OF SECURITIES UNDERLYING OPTIONS GRANTED	% OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE PRICE	EXPIRATION DATE
Randy S. Selman,
President, Chief Executive Officer and Director	—	—	—	—
Alan Saperstein,
Executive Vice President and Director	—	—	—	—
George Stemper,
Chief Operating Officer	—	—	—	—
Gail Babitt, Chief Financial Officer	—	—	—	—

The following table sets forth certain information regarding stock options held as of September 30, 2003 by the Named Executive Officers.

Aggregate Option Exercises in Year Ended September 30, 2003
and Year-End Option Values

			NO. OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT SEPTEMBER 30, 2003		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT SEPTEMBER 30, 2003(1)
NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Randy S. Selman,
President, Chief Executive Officer
and Director	—	$—	60,000(2)	13,334 (2)	$—	$—

Alan Saperstein,
Executive Vice President and Director	—	$—	60,000(2)	13,334 (2)	$—	$—

George Stemper,
Chief Operating Officer	—	$—	20,001(3)	—	$—	$—

Gail Babitt,
Chief Financial Officer	—	$—	20,001(4)	—	$—	$—

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

1996 Stock Option Plan

On February 9, 1997, the board of directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on April 22, 2002, we have reserved an aggregate of 733,334 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") or for restricted stock grants (“Stock Grants”) made under the Plan. At November 30, 2003, we have options to purchase 267,195 shares of our common stock outstanding under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $2.65 to $257.82 per share.

The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of the Visual Data shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by the Compensation Committee of our board of directors (the "Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase pr ice. Stock Grants may be issued by Committee at up to a 10% discount to market at the time of grant. At no time may the Committee issue Stock Grants to exceed, in the aggregate, 66,667 shares. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the board of directors or the Committee.

Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and to receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of ou r common stock must be at least 110% of such fair market value as determined on the date of the grant.

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

All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not our employee but is a member of our board of directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted may be exercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanen tly and totally disabled within the meaning of Section 22(c)(3) of the Code, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

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

	SHARES OF COMMON STOCK BENEFICIALLY OWNED (2)--
NAME AND ADDRESS OF OF BENEFICIAL OWNER(1)	NUMBER	PERCENTAGE

Randy S. Selman(3)	69,853	1.7%
Alan M. Saperstein(4)	71,820	1.7%
George Stemper (5)	22,204	*
Gail Babitt (6)	21,513	*
Benjamin Swirsky(7)	15,752	*
Robert Wussler(8)	24,750	*
Frederick DeLuca
Charles S. Johnston	40,668	1.0%

All Directors and Officers (seven persons)(9)	294,775	6.8%

*	Less than 1%

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

26

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

(9)	See notes (3)-(8) above.

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

(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2000.
(3)	Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.
(4)
Incorporated by reference to the exhibit of the same number filed with the registrant’s registration statement on Form S-3, registration number 333-62071, as amended and declared effective by the SEC on November 3, 1998.

(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2002.
(6)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.
(8)	Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998
(9)	Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.
(10)	Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.
(11)	Incorporated by reference to the registrant’s current report on Form 8-K filed on June 12, 2001.
(12)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 5, 2002.
(13)	Incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.

(b)    Reports on Form 8-K

We filed the following Reports on Form 8-K during the last quarter covered by this annual report:

Date of Filing	Items Report
July 2, 2003	Item 5. Sale of securities in a private transaction
August 14, 2003	Item 12. Press release regarding quarterly earnings
August 19, 2003	Item 5. Compliance with Nasdaq continued listing requirements

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

The aggregate audit fees billed to Visual Data by Arthur Andersen LLP for the fiscal year ended September 30, 2002, from the beginning of that fiscal year through the date of Arthur Andersen LLP’s termination, were approximately $ 12,000. The aggregate audit fees billed to Visual Data by Goldstein Lewin & Co. for the fiscal year ended September 30, 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarter ending March 31 and June 30, 2002 were approximately $105,000.

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

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed by Goldstein Lewin & Co. for services rendered to Visual Data for the fiscal years ended September 30, 2003 or 2002.

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

The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Goldstein Lewin & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Goldstein Lewin & Co.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUAL DATA CORPORATION

By:

Randy S. Selman President, Chief Executive Officer

By:

Gail Babitt Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Randy S. Selman	Director, President,	December 17, 2003
Chief Executive Officer

Gail Babitt	Chief Financial Officer and	December 17, 2003
Principal Accounting Officer

Alan Saperstein	Director and Executive	December 17, 2003
Vice President

Benjamin Swirsky	Director	December 17, 2003

Robert J. Wussler	Director	December 17, 2003

Charles S. Johnston	Director	December 17, 2003

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred significant recurring losses from operations since inception. This condition raises substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise additional capital and to successfully market and sell its services and or products. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
December 9, 2003

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

	2003	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$82,374	$60,603
Restricted cash	1,002,308	—
Accounts receivable, net of allowance for doubtful accounts of $332,158 and $394,837, respectively	867,881	1,343,729
Prepaid expenses	989,163	467,051
Due from shareholders	300,000	—
Inventories	169,483	348,733
Other	3,042	18,407
Total current assets	3,414,251	2,238,523

PROPERTY AND EQUIPMENT, net	943,360	1,993,214
INTANGIBLE ASSETS, net	1,996,619	2,610,964
GOODWILL, net	2,071,444	2,071,444
OTHER NON-CURRENT ASSETS	811,925	246,201

Total assets	$9,237,599	$9,160,346

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

(Continued)

	2003	2002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,414,020	$2,670,111
Deferred revenue	42,915	108,010
Current portion of obligations under capital leases	8,768	334,351
Notes payable	—	1,129,047
Convertible debentures	1,543,384	—
Total current liabilities	3,009,087	4,241,519

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion	—	92,056
CONVERTIBLE DEBENTURES, net of current portion	—	1,461,587
NOTE PAYABLE	2,858,289	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock class A7, par value $.0001 per share, authorized 162,500 shares, 0 and 11,832 issued and outstanding, respectively	—	1
Preferred stock class A8, par value $.0001 per share, authorized 300,000, shares, 257,750 and 0 issued and outstanding, respectively	26	—
Preferred stock class A9, par value $.0001 per share, authorized 100,000, shares, 20,000 and 0 issued and outstanding, respectively	2	—
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 3,246,443 and 2,117,478 issued and outstanding, respectively	325	212
Additional paid-in capital	58,829,927	54,520,473
Accumulated deficit	(55,460,057)	(51,155,502)
Total stockholders' equity	3,370,223	3,365,184

Total liabilities and stockholders' equity	$9,237,599	$9,160,346

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
REVENUE:
Webcasting and related equipment sales	$3,511,515	$4,083,538
Network equipment sales and rentals	746,993	1,039,876
Network usage and services	2,184,214	2,467,796
Travel production and distribution	372,397	604,038
Other	—	18,413
Total revenue	6,815,119	8,213,661

OPERATING EXPENSES:
Webcasting and related equipment costs	1,197,475	1,461,255
Network equipment sales and rentals	388,049	570,007
Network usage and services	1,041,007	1,426,233
Travel production and distribution	9,409	102,571
Other	—	783
General and administrative:
Compensation	3,681,576	4,983,267
Professional fees	1,038,294	1,367,065
Other	1,247,710	1,550,624
Sales and marketing	17,691	189,427
Depreciation and amortization	1,964,989	2,132,605
Total operating expenses	10,586,200	13,783,837

Loss from operations	(3,771,081)	(5,570,176)

OTHER INCOME (EXPENSE):
Interest income	2,846	3,485
Interest expense	(911,919)	(1,027,532)
Impairment loss on goodwill	—	(728,485)
Loss on debentures	—	(3,573,103)
Other income	488,646	226,614
Total other expense, net	(420,427)	(5,099,021)

Loss from continuing operations	(4,191,508)	(10,669,197)

DISCONTINUED OPERATIONS:
Loss from golf leisure and syndication group	—	(588,760)
Loss from financial solutions group	—	(174,216)
Loss from discontinued operations	—	(762,976)

Net loss	$(4,191,508)	$(11,432,173)

Loss per share - basic and diluted:
Continuing operations	$(1.79)	$(6.53)
Discontinued operations	—	(0.47)
Net loss per share	$(1.79)	$(7.00)

Weighted average shares of common stock outstanding - basic and diluted	2,344,938	1,633,943

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	Preferred Stock						Additional
	Class A7	Class A8	Class A9		Common Stock		Paid-in	Accumulated
	Shares	Shares	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2001	—		—	$—	1,011,026	$101	$47,110,037	$(39,723,329)	$7,386,809
Conversion of TFN stock for VDAT stock	—		—	—	104,533	10	(10)	—	—
Conversion of debentures and interest	—		—	—	105,780	11	858,159	—	858,170
Issuance of shares, warrants and options for services and incentives	4,332		—	—	83,576	8	876,498	—	876,506
Issuance of shares upon acquisition of MOD subsidiary	—		—	—	226,667	23	2,138,237	—	2,138,260
Issuance of shares and warrants for loan payments and interest	—		—	—	87,556	9	929,415	—	929,424
Issuance of shares for satisfaction of obligations	—		—	—	77,131	8	505,780	—	505,788
Proceeds from sale of stock, net	7,500		—	1	348,450	35	1,350,164	—	1,350,200
Issuance of shares for assets and investment	—		—	—	33,333	3	421,997	—	422,000
Exercise of options and warrants	—		—	—	39,015	4	330,196	—	330,200
Net loss	—	—	—	—	—	—	—	(11,432,173)	(11,432,173)

Balance, September 30, 2002	11,832	—	—	$1	2,117,478	$212	$54,520,473	$(51,155,502)	$3,365,184

Reverse stock split - fractional shares					1,597	—	—		—
Proceeds from sale of stock, net	22,500	—	50,000	7	38,334	4	920,577		920,588
Issuance of shares for assets and investment	62,500			6			749,994		750,000
Issuance of shares, warrants and options for services and incentives	5,000	25,000	—	3	199,452	20	775,975		775,998
Conversion of preferred stock for common stock	(116,832)	—	(30,000)	(14)	586,284	58	(44)		—
Conversion of common stock for preferred stock	15,000	92,750		11	(163,667)	(16)	5		—
Issuance of shares and warrants for loan payments and interest		140,000		14	293,544	29	1,499,829		1,499,872
Issuance of shares for satisfaction of obligations					136,267	14	264,426		264,440
Dividends paid					37,154	4	98,692	(113,047)	(14,351)
Net loss	—	—	—	—	—	—	—	(4,191,508)	(4,191,508)

Balance, September 30, 2003	—	257,750	20,000	$28	3,246,443	$325	$58,829,927	$(55,460,057)	$3,370,223

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,191,508)	$(11,432,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,964,990	2,132,605
Gain from settlements of obligations	(651,227)	—
Loss on equity basis investment in Onstream Media	171,172	—
Gain on sale of building	—	(173,936)
(Gain) loss on disposition of fixed assets	(5,850)	21,727
Write off capitalized software	—	28,186
Provision for (reduction in) allowance for doubtful accounts	(62,679)	176,597
Reduction in allowance for inventory obsolescence	—	(242,000)
Reserve for investment in Curaspan	—	107,575
Premium on redemption of debentures	—	176,850
Loss from discontinued operations	—	762,976
Loss on debentures	—	3,573,103
Impairment loss on goodwill	—	728,485
Interest expense on notes payable	437,775	354,899
Interest expense on convertible debentures	81,797	144,505
Amortization of discount on notes payable	202,610	78,052
Amortization of debt issue costs	92,541	92,541
Amortization of deferred services and incentives	506,094	730,902
Changes in assets and liabilities:
Decrease in accounts receivable	538,527	25,405
Decrease in prepaid expenses	8,184	278,706
Decrease in other current assets	15,365	41,043
Decrease in inventories	179,250	431,354

Decrease in accounts payable and accrued expenses	(468,407)	(114,363)
Decrease in deferred revenue	(65,095)	(189,257)
Net cash used in operating activities	(1,246,461)	(2,266,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(316,748)	(223,682)
Proceeds from sale of building, net	—	1,589,941
Proceeds from sale of fixed assets	21,807	23,471
(Increase) decrease in restricted cash	(1,002,308)	182,189
Acquisition of MOD subsidiary, net of cash received	—	90,271
(Increase) decrease in other non-current assets	(10,257)	10,548
Net cash (used in) provided by investing activities	(1,307,506)	1,672,738

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

(Continued)

	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage note payable	$—	$(850,923)
Repayment of note payable	(94,800)	(2,127,700)
Proceeds from note payable	2,296,432	3,000,000
Payments on capital leases	(232,128)	(227,218)
Proceeds from exercise of warrants and options	—	330,200
Issuance of common stock, net of costs	—	999,229
Payment of dividends	(14,351)	—
Redemption of debentures	—	(345,000)
Proceeds from issuance of preferred shares and common stock	620,585	350,971
Net cash provided by financing activities	2,575,738	1,129,559

CASH USED IN DISCONTINUED OPERATIONS:
Operating activities	—	(527,637)
Net cash used in discontinued operations	—	(527,637)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,771	8,442

CASH AND CASH EQUIVALENTS, beginning of year	60,603	52,161

CASH AND CASH EQUIVALENTS, end of year	$82,374	$60,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$91,817	$147,930

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuances of common shares for property and equipment	$—	$222,000
Issuance of shares, warrants and options for deferred services and incentives	$626,001	$876,506
Issuance of common stock for repayment of debt	$628,355	$66,500
Issuance of warrants for note payable	$—	$257,805
Investment in Onstream Media	$750,000	$200,000
Issuance of stock for prepaid interest	$871,517	$605,119
Issuance of stock for payment of accounts payable	$264,440	$505,788
Subscription receivable from issuances of preferred stock	$300,000	$—
Issuance of common stock for MOD acquisition	$—	$2,138,260
Premium on redemption of debentures	$—	$176,850

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

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $55,460,057 as of September 30, 2003. The Company's operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. For the year ended September 30, 2003, we had a loss from continuing operations of approximately $4,192,000 and cash used in operations of approximately $1,246,000. The Company's forecast for fiscal year 2003 anticipates a reduction in cash used for operations. At September 30, 2003, the Company had approximately $1,085,000 of cash and cash equivalents, including $1 million of restricted cash provided to the Company as a result of the financing of long-term debt from a shareholder. See Note 5.

Included in other income for the period ended September 30, 2003 are gains recognized from settlements of existing obligations with creditors and lenders of approximately $651,000. The Company reviewed the existing accounts payable and capital lease obligations and negotiated settlements with vendors and creditors. As a result of the age of the obligations, the Company was able to settle the existing obligations at a significant discount. There were no individually significant settlements. All of the settlements were non-recurring.

The Company is constantly evaluating its cash needs and existing burn rate. In addition, the Company has a plan whereby certain non-essential personnel and administrative costs will continue to be reduced so that we may continue to meet operating and financing obligations as they come due. Based upon an ongoing evaluation of the cash needs, the Company may seek to raise additional capital through the sale of equity and debt securities to provide funding for ongoing future operations. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. The Company’s ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service existing indebtedness. The Company cannot assure you that it will be able to raise additional working capital to fund these anticipated deficits. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that the Company will achieve profitability or positive cash flow. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Shipping Costs

The Company’s shipping and handling costs are included under network equipment sales and rentals’ costs in the accompanying consolidated statements of operations for all periods presented.

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

Intangible Assets Other than Goodwill

At September 30, 2003 and 2002, the Company had Intangible Assets Other than Goodwill (Other Intangible Assets) with a carrying value of approximately $3.1 million, net of accumulated amortization of approximately $1,075,000 and $460,000, respectively. This was comprised of the customer list that resulted from the Company’s acquisition of Mediaondemand.com (see Note 10).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

The Visual Data Webcasting Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Revenue is recognized for the sale of equipment when the equipment is shipped. For custom service projects, revenue is recognized when service is performed. Webcasting services are provided to customers using the Company’s proprietary streaming media software, tools and processes. Services for live webcast events may be sold separately or combined with on-demand webcasting services in which the Company may host an archive of the webcast event for future use on an on-demand basis. In addition, on-demand webcasting services are often sold separately without the live event component. As a result, the Company has verifiable and objective evidence of the fair value for both the live and on-demand services. Accordingly, under the provisions of Staff Accounting Bulletin ("SAB") No. 101, as amended by SAB 104 "Revenue Recognition", and EITF 00-21, the Company recognizes revenue for live webcasting in the period in which the webcast event occurs. Revenue for on-demand webcasting services are deferred and recognized ratably over the period in which the services are provided. Customer billings are typically based on the volume of data streamed at rates agreed upon in the customer contract or a set monthly fee. The payment terms are primarily net 30. Since the primary business for the webcasting group is the delivery of a webcast, returns are inapplicable. If we have difficulty in producing the webcast, we will reduce the fee charged to the customer. Historically these reductions have been very low, and are recorded in the month the event occurs.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Visual Data Networking Solutions Group generates revenues from the sale of equipment, installation of equipment, performance of bridging services and usage of bandwidth. Revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after a free trial period. The Company’s policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon acceptance of the product by the freight carrier. The Company’s policies comply with the guidance provided by SAB 101, as amended by SAB 104 by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal. We recognize revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, title has transferred, the selling price is fixed and determinable, and collectibility is reasonably assured. Revenue is recognized from equipment installation and bridging when the service is performed. Equipment installations and bridging services are non-recurring items for the individual customers. Installation and training costs are expensed as incurred. Network usage revenue is recognized based on the customers’ monthly usage levels. The network usage services are recurring, similar to a monthly telephone bill, and the standard access billing remains relatively consistent, subject to fluctuation based upon the number of the Company's customers. Network usage revenue fluctuates as a result of the addition of new customers or the loss of existing customers, as well as a change in bridging and long distance services provided to customers. The Visual Data Networking Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms.

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

Employee 401 (k) plan

The Company has a 401 (k) plan known as the Visual Data Corporation 401 (k) Retirement Plan and Trust (the "Plan"). The Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options (directly solely by the employees). Employees may contribute up to 20% of their salary, subject to certain limitations. The Company matches employees’ contributions to the Plan at 25%, up to a maximum of 8% of eligible compensation, at an annual maximum of $12,000 for employees under 50 years of age and $14,000 for employees over 50 years of age. The Company expensed approximately $10,000 and $36,000 in the fiscal years ended September 30, 2003 and 2002, respectively, for our contributions to the Plan. The Company’s contributions to the Plan vest at 25% per year after the first year.

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

	2003	2002

Net loss, as reported	$(4,191,508)	$(11,432,173)
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	(729,585)	(1,584,702)
Pro forma net loss	$(4,921,093)	$(13,016,875)

Net loss per share - basic and diluted:
Net loss per share, as reported	$(1.79)	$(7.00)
Net loss per share, pro forma	$(2.10)	$(7.97)

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

In accordance with SFAS 142, the Company performed impairment tests on the two reporting units, the Webcasting Group and the Networking Solutions Group. The Company assessed the fair value of the reporting units by considering the projected cash flows and comparable company analysis. Given consideration of these factors, the Company reduced the carrying value of the Networking Solutions Group net assets by $728,000 for the year ended September 30, 2002. Based upon the same factors, the Company concluded that there was no impairment of the Webcasting Group for the years ended September 30, 2003 and 2002 and the Networking Solutions Group for the year ended September 30, 2003. The Company had an operating loss for the Networking Solutions Group of approximately $69,000 for the year ended September 30, 2002. For the year ended September 30, 2003, the Networking Solutions Group had operating income of approximately $382,000. The operating results for the Networking Solutions Group in 2002 and 2003 supported the analysis regarding the respective impairment. The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Changes in the carrying amount of goodwill for the years ended September 30, 2003 and 2002, by reportable segment, are as follows:

Networking
Solutions
Balance as of October 1, 2001	$2,799,000
Impairment loss	(728,000)

Balance as of September 30, 2003 and 2002	$2,071,000

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Information regarding the company’s intangible assets is as follows:

	September 30, 2003			September 30, 2002
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill EDNET	$2,071,000	$—	$2,071,000	$2,071,000	$—	$2,071,000
Customer Lists MOD	3,072,000	(1,075,000)	1,997,000	3,072,000	(461,000)	2,611,000
	$5,143,000	$(1,075,000)	$4,068,000	$5,143,000	$(461,000)	$4,682,000

Amortization expense of intangible assets customer lists was $614,000 and $461,000 for the years ended September 30, 2003 and 2002, respectively.

Estimated amortization expense for the fiscal years ending September 30, is as follows:

2004	$614,000
2005	614,000
2006	614,000
2007	155,000

$1,997,000
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

These investments are included in the caption entitled other non-current assets in the accompanying consolidated balance sheets.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30,		Useful Lives
	2003	2002	(Years)

Furniture and fixtures	$403,732	$403,732	5-7
Equipment and Software	6,647,050	6,396,853	1-5
Video library content	1,368,112	1,368,112	2
Capitalized internal use software	113,794	113,794	3
Leasehold improvements	206,081	187,068	5
	8,738,769	8,469,559
Less: Accumulated depreciation
and amortization	(7,795,409)	(6,476,345)

	$943,360	$1,993,214

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

In October 2003, the Company executed a redemption agreement with the debenture holders. See Note 13.

Notes Payable

Notes payable consist of the following as of September 30:

	2003	2002
Note payable to shareholder (A)	$3,000,000	$1,050,000
Note payable to a director of the Company, with original principal of $250,000 at 12% interest issued in May 1999. The principal balance and accrued interest was paid in full in September 2003.	—	125,000
Note payable with original principal of $78,000 at 20% interest issued in July 2001. The principal balance and accrued interest was paid in full in October 2002.	—	33,800
Note payable with original principal of $100,000 at 25% interest issued in June 2001. The interest is payable monthly.	—	100,000
	3,000,000	1,308,800
Discount on shareholder note	(141,711)	(179,753)
	2,858,289	1,129,047
Less: current portion	—	1,129,047
Long term notes payable	$2,858,289	$—

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

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

In April 2003, the Company received a $600,000 loan from this shareholder. This was an advance for a transaction the Company was in the process of finalizing. In May 2003, the Company and the shareholder refinanced the existing obligations of the Company. The shareholder note had a balance of $1,050,000 at March 31, 2003. The shareholder agreed to fund an additional $350,000 as working capital, $1,000,000 as restricted cash and restructure the balance on his note of $1,050,000 and the loan of $600,000 into this transaction. As a result, the Company has a long-term note of $3,000,000 to the shareholder, which is collateralized by all of the assets of the Company. The note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a quarterly basis, and a balloon at May 7, 2006. If the Company receives financing in excess of $2,000,000, 35% of the net amount in excess of $2,000,000 will be used to pay down the principal of the Note. In addition, if the Company has a positive earnings before interest, taxes, depreciation and amortization ("EBITDA"), then 35% of the positive EBITDA will be used to pay down the principal of the Note. The $1,000,000 restricted cash is to be utilized at the shareholder's discretion. In addition, the shareholder converted his outstanding common stock in the Company, approximately 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock. As consideration for this arrangement, the Company issued the shareholder 140,000 shares of Class A-8 Convertible Preferred Stock ("Class A-8 Preferred Stock"). The stated value of the Class A-8 Preferred Stock is $6 per share. The Class A-8 Preferred Stock is a zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). The value of the Class A-8 Preferred Stock of $840,000 was recorded as deferred loan costs. This is reflected in prepaid expenses on the balance sheet and is being amortized over the term of the loan. At September 30, 2003, the Company has approximately $723,000 of net deferred loan costs in prepaid expenses.

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

Future minimum lease payments required under the non-cancelable leases are as follows:

	Operating	Capital
Year Ending September 30:	Leases	Leases
2004	$195,548	$8,821
2005	154,614	—
2006	143,803	—
2007	148,117	—

Total minimum lease payments	$642,082	8,821
Less amount representing interest		53
Present value of net minimum lease payments		8,768
Less current portion		8,768
Long-term portion		$—

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

During the quarter ended March 31, 2003, the Company issued 95,800 shares of common stock to settle approximately $239,000 of obligations. Any difference between the value of the stock on the settlement date and the obligation as reflected in the Company’s books and records is recorded as other income and expense, and, therefore, does not impact income from continuing operations.

During the quarter ended June 30, 2003, the Company issued 61,667 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 3 months to 1 year, and will result in the expensing of approximately $136,000.

During the quarter ended June 30, 2003, the Company issued 40,467 shares of common stock to settle approximately $66,000 of obligations. Any difference between the value of the stock on the settlement date and the obligation as reflected in the Company’s books and records is recorded as other income and expense, and, therefore, does not impact income from continuing operations.

During the quarter ended September 30, 2003, the Company issued 56,368 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 3 months to 1 year, and will result in the expensing of approximately $140,000.

In September 2003, the Company settled the outstanding note to an employee who is formerly a member of the Company’s board of directors through the issuance of 78,890 shares of common stock. The note plus accrued interest was approximately $140,000.

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

Class A-9 Convertible Preferred Stock ("Class A-9 Preferred Stock")

In June 2003, the Company completed an agreement for a $750,000 private financing transaction. The Company received proceeds of $450,000 from the first tranche of the transaction and $300,000 in the second tranche. In the first tranche the Company sold 30,000 shares of its Class A-9 Preferred Stock and four year warrants to purchase 10,000 shares of its common stock . The four-year warrants are exercisable at $4.50 per share. In connection with the first tranche of this private offering, the Company paid a cash commission of $15,000 and issued an aggregate of 19,400 shares of common stock as additional compensation. In September 2003, the holders of the Class A-9 Preferred Stock converted the 30,000 outstanding shares into 214,286 shares of common stock. The conversion rate was the floor price of $2.10 per share. In addition, the investors executed the second tranche of the Class A-9 Preferred Stock pursuant to which the Company sold these investors 20,000 shares of its Class A-9 Preferred Stock and four year warrants to purchase 40,000 shares of its common stock for $300,000. The four-year warrants are exercisable at $3.00 per share. In connection with this second tranche, the Company paid a cash commission of $10,000 and issued 18,934 shares of common stock as additional compensation. As of September 30, 2003, the investors executed the second tranche of the Class A-9 Preferred Stock but the Company had not received the proceeds. The $300,000 receivable is reflectd in the balance sheet as due from shareholders. See Note 13.

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

The Company has a deferred tax asset of approximately $22.5 million primarily resulting from the net operating loss carryforward. A full valuation allowance has been recorded related to the deferred tax asset as a result of management’s uncertainty as to the realization of such asset. There are no significant temporary differences. Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the approximately $3.3 million and $9.3 million current year increase in the Company’s valuation allowance related to the 2003 and 2002 net operating losses, respectively.

NOTE 9: SEGMENT INFORMATION

The Company’s operations are currently comprised of three operating groups; Visual Data Webcasting Group, Visual Data Networking Solutions Group and Visual Data Travel Group. These operating units are managed from the Company’s Pompano Beach, San Francisco and New York facilities.

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

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 9: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the years ended September 30, 2003 and 2002.

	Year Ended September 30,
	2003	2002

Webcasting Group	$3,511,515	$4,083,538
Networking Solutions Group	2,931,207	3,507,672
Travel Group	372,397	604,038
Other	—	18,413
Total consolidated revenue	6,815,119	8,213,661

Segment operating income (loss)
Webcasting Group	557,015	599,376
Networking Solutions Group	382,149	(68,767)
Travel Group	148,975	(504,324)
Other	—	17,629
Total operating income	1,088,139	43,914

Depreciation and amortization	1,964,989	2,132,605
Corporate and unallocated shared expenses	2,894,232	3,481,485
Other expense, net	420,426	5,099,021
Loss before discontinued operations	(4,191,508)	(10,669,197)
Loss from discontinued operations	—	(762,976)

Net loss	$(4,191,508)	$(11,432,173)

Total assets:
Webcasting Group	$2,836,434	$3,942,545
Networking Solutions Group	2,865,722	3,852,352
Travel Group	166,573	321,873
Other	3,368,870	1,043,576
Total	$9,237,599	$9,160,346

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

Year Ended
September 30, 2002

Revenues	$8,966,000
Net loss	$(12,397,000)
Net loss per share	$(7.59)

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 11: DISCONTINUED OPERATIONS

In December 2001, management adopted a plan to sell the Company’s Golf, Leisure and Syndication Group and cease operations of the Financial Solutions Group in order to focus on certain core businesses. Accordingly, the operating results of these segments have been segregated from continuing operations and reported as a separate line item on the statement of operations. The Visual Data Golf, Leisure and Syndication Group and Financial Solutions Group have been classified as discontinued operations for all periods presented in the accompanying financial statements.

The following table sets forth a summary of the results of operations of the Company’s Financial Solutions Group ("TFN") and the Golf, Leisure and Syndication Group ("GSUS"):

	Years Ended September 30,
	2003		2002
	GSUS	TFN	GSUS	TFN

Revenue	$—	$—	$516,790	$—
Operating expenses	—	—	(1,113,529)	(174,216)
Other income	—	—	7,124	—
Interest income	—	—	855	—

Net loss	$—	$—	$(588,760)	$(174,216)

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

All options are granted at a price equal to or greater than the fair market value at the date of grant. Detail of option activity for the years ended September 30, 2003 and 2002 are as follows:

	2003		2002
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price
Balance, beginning of year	594,978	$33.00	699,657	$53.48
Expired during the year	(132,236)	38.14	(217,399)	89.55
Exercised during the year	—	—	(4,297)	—
Granted during the year	2,200	4.50	117,017	14.40

Balance, end of the year	464,942	$31.40	594,978	$33.00
Exercisable at end of the year	387,595	$33.78	399,502	$39.30

The following table summarizes information about the Company’s outstanding and exercisable stock options at September 30, 2003:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Years)	Price	Shares	Price

$3.45 - $11.24	12,201	2.20	$5.85	12,201	$5.85
$11.25 - $29.99	221,488	2.69	19.65	146,473	19.89
$30.00 - $62.81	201,280	1.22	31.94	198,948	31.96
$62.82 - $150.00	26,473.61		107.63	26,473	107.63
$150.01 - $257.82	3,500.81		256.70	3,500	256.70

	464,942	1.91	$31.40	387,595	$33.78

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

