Form 10KSB/A
period 2003-09-30
VISUAL DATA CORP
filed 2004-11-15
CIK 919130

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

For the years ended September 30, 2003 and 2002, we incurred net losses of $4,307,579 and $11,432,173, respectively. The report of our independent accountants on our September 30, 2003 consolidated financial statements contains an explanatory paragraph stating that we have incurred significant recurring losses from operations since inception and have a working capital deficit which raises substantial doubt about our ability to continue our business as a going concern. Although our operating expenses have decreased we continue to incur operating losses.

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

We are a full service broadband media company that specializes in webcasting, networking solutions for the entertainment industry and marketing solutions for the travel industry. Our operations are comprised in three operating groups, including:

*   Visual Data Webcasting Group
*   Visual Data Networking Solutions Group (EDNET)
*   Visual Data Travel Group (includes HotelView, ResortView, etc.)

Revenue Recognition

Our Webcasting group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Revenue is recognized from the sale of equipment when the equipment is shipped. The Webcasting group contracted with a customer to manage the build-out of a production studio. The management of this build-out included the design, procurement, installation and integration of all equipment for the studio. The contract defined the terms, with the Company receiving a 50% deposit up-front, earning 80% upon completion of the project and the remaining 20% upon acceptance by the customer.  This was a project done in 2002 for one customer, and the Company has done any similar projects subsequently. For customer service projects, revenue is recognized when service is performed. A significant component of our Network Solutions Group's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Network Solutions Group recognizes revenues from equipment installation and bridging when service is performed. Network usage revenue is recognized based on customers' monthly usage. Our Network Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the lif e of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms. Our Travel Group libraries recognize production revenue at the time of completion of video production services. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on bookings are recognized when the stays are completed. Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

Results of Operations

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE Year Ended September 30,
	2003	2002

Revenue:
Webcasting and related equipment sales	51.5%	49.7%
Network equipment sales and rentals	11.0	12.7
Network usage and services	32.0	30.0
Travel production and distribution	5.5	7.6

Total revenue	100.0%	100.0%

Operating expenses:
Webcasting and related equipment costs	17.6	17.8
Network equipment sales and rentals	5.7	6.9
Network usage and services	15.3	17.4
Travel production and distribution	0.1	1.2
General administrative:
Compensation	54.0	60.7
Professional fees	15.2	16.6
Other	18.3	18.9
Sales and marketing	0.3	2.3
Inpairment Loss on Goodwill	—	8.9
Depreciation and amortization	28.8	26.0

Total operating expenses	155.3	176.7

Loss from operations	(55.3)	(76.7)

Other income (expense):
Interest income	*	*
Interest expense	(15.1)	(12.5)
Loss on debentures	—	(43.5)
Other income	7.2	2.9

Total other expense, net	(7.9)	(53.1)

Loss from continuing operations	(63.2)	(129.8)
Loss from discontinued operations	—	(9.3)

Net loss	(63.2)%	(139.1)%

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

Revenues from network usage amounted to approximately $2,184,000 for the year ended September 30, 2003 as compared to approximately $2,468,000 for the same period last year, representing a decrease of approximately $284,000 (12%). This decrease is the result of fewer customers utilizing our network. During fiscal year 2002 we transitioned the circuits for some of our customers from our control to theirs. This decision was based upon the usage incurred by these customers, the customer's payment history as well as the margin achieved from these circuits. For these transitioned circuits, the customer is now billed directly from the telephone carrier on these circuits, which has resulted in a decrease in revenues. The Company establishes phone circuits for customers, with the Company being billed by local telephone providers and the Company, in turn, bills the customers using the terms and rates separately negotiated between the Company and each customer. In the case of transitioned circuits, customers are now billed directly by the local telephone providers, and the Company no longer has any responsibility for the lines, recognizing neither cost nor revenue from their use. Under the normal arrangement (i.e., absent the transition of circuits to the Company's customers), the Company is the primary obligor to the telephone providers and the Company assumes the credit risk of collecting from its customers, and, therefore, in accordance with EITF 99-19, the Company records these transactions at their respective gross amounts. Customers who transitioned their circuits back to their control retain the option to work with the Company on bridging services and to purchase hardware. The Company is unable to determine what the potential future involvement will be from these customers. In addition, we experienced some churn of existing customers who had decided to manage their own networks.

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

Other Income (Expense)

Other expense was approximately $536,000 for the year ended September 30, 2003 as compared to approximately $4,371,000 during the same period last year. A loss on investment of approximately $3,573,000, net was recorded during the fiscal year ended September 30, 2002 due to the company fully reserving against the debenture received as proceeds from the sale of its Golf Society of the U.S. subsidiary. We did not have a comparable expense during fiscal 2003. Interest expense amounted to approximately $1,028,000 in each period. Interest income was approximately $3,000 during the years ended September 30, 2003 and 2002. Other income was approximately $489,000 for the year ended September 30, 2003 as compared to approximately $226,000 for the same period last year. Included in other income for the period ended September 30, 2003 are gains recognized from settlements of existing obligations with creditors and lenders of approximately $651,000. The Company reviewed the existing accounts payable and capital lease obligations and negotiated settlements with vendors and creditors. As a result of the age of the obligations, the Company was able to settle the existing obligations at a significant discount. There were no individually significant settlements. All of the settlements were non-recurring. In addition, approximately $171,000 was recognized as a loss on the investment in Onstream Media as a result of the equity method of accounting.

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

Liquidity and Capital Resources

Our working capital Deficit at September 30, 2003 was approximately $318,000 as compared to a working capital deficit at September 30, 2002 of approximately $1,913,000 , an increase of $1,595,000 . The change in working capital was primarily attributable:

  an increase in restricted cash of approximately $1,002,000, an increase in due from shareholders of approximately $300,000, a decrease in current notes payable of approximately $899,000 , a decrease in current capital leases of approximately $325,000, and a decrease in accounts payable and accrued liabilities of approximately $1,256,000.
These increases were partially offset by a decrease in accounts receivable of approximately $476,000, a decrease in inventories of approximately $179,000 and an increase in current convertible debentures of $1,543,000.

Net cash used in operating activities for the year ended September 30, 2003 was approximately $1,246,000. The net loss of approximately $4,308,000 was offset primarily by:

  depreciation and amortization of approximately $1,965,000, interest expense on notes payable of approximately $438,000, amortization of discount on notes payable of approximately $319,000 , amortization of deferred services of approximately $506,000, and a decrease in accounts receivable of approximately $539,000.
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

For the year September 30, 2003, we had an operating loss from continuing operations of approximately $4,308,000 and cash used in operations of approximately $1,246,000. At September 30, 2003, we had approximately $82,000 of cash and cash equivalents and approximately $1,002,000 of cash held in escrow to be drawn upon as needed with the approval of the lender. We do not presently have any commitment for capital expenditures. Based upon our current operations and anticipated acquisitions, we will need to raise additional capital through debt or equity to provide for our operations for the next 12 months. Our ability to grow revenues, achieve cost savings or raise sufficient additional capital will be necessary to service our existing indebtedness. In addition, our ability to refinance existing indebtedness is subject to future economic conditions, market conditions, busin ess and other factors. We cannot assure you that we will be able to raise additional working capital to fund these anticipated deficits. If we are unable to significantly increase our revenues or raise working capital when needed to fund ongoing losses, the viability of our future operations may be in question.

ITEM 7.        FINANCIAL STATEMENTS

Our financial statements are contained in pages F-1 through F-41 which appear at the end of this annual report.

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

VISUAL DATA CORPORATION

By:

Randy S. Selman President, Chief Executive Officer and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Randy S. Selman	Director, President,	November 12, 2004
Chief Executive Officer and Acting Chief Financial Officer

Alan Saperstein	Director and Executive	November 12, 2004
Vice President

Benjamin Swirsky	Director	November 12, 2004

Robert J. Wussler	Director	November 12, 2004

Charles S. Johnston	Director	November 12, 2004

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

As discussed in Note 14, the consolidated financial statements for the years ended September 30, 2003 and 2002 have been restated.

GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
December 9, 2003
Except for Note 14, as to which
Date is October 4, 2004.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

	2003	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$82,374	$60,603
Restricted cash	1,002,308	—
Accounts receivable, net of allowance for doubtful accounts of $332,158 and $394,837, respectively	867,881	1,343,729
Prepaid expenses	265,830	237,331
Due from shareholders	300,000	—
Inventories	169,483	348,733
Other	3,042	18,407
Total current assets	2,690,918	2,098,803

PROPERTY AND EQUIPMENT, net	943,360	1,993,214
INTANGIBLE ASSETS, net	1,996,619	2,610,964
GOODWILL, net	2,071,444	2,071,444
OTHER NON-CURRENT ASSETS	811,925	246,201

Total assets	$8,514,266	$8,930,626

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

(Continued)

	2003	2002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,414,020	$2,670,111
Deferred revenue	42,915	108,010
Current portion of obligations under capital leases	8,768	334,351
Notes payable	—	899,327
Convertible debentures	1,543,384	—
Total current liabilities	3,009,087	4,011,799

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion	—	92,056
CONVERTIBLE DEBENTURES, net of current portion	—	1,461,587
NOTE PAYABLE	2,251,027	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock class A7, par value $.0001 per share, authorized 162,500 shares, 0 and 11,832 issued and outstanding, respectively	—	1
Preferred stock class A8, par value $.0001 per share, authorized 300,000, shares, 257,750 and 0 issued and outstanding, respectively	26	—
Preferred stock class A9, par value $.0001 per share, authorized 100,000, shares, 20,000 and 0 issued and outstanding, respectively	2	—
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 3,246,443 and 2,117,478 issued and outstanding, respectively	325	212
Additional paid-in capital	58,829,927	54,520,473
Accumulated deficit	(55,576,128)	(51,155,502)
Total stockholders' equity	3,254,152	3,365,184

Total liabilities and stockholders' equity	$8,514,266	$8,930,626

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003		2002
REVENUE:
Webcasting and related equipment sales		$3,511,515	$4,083,538
Network equipment sales and rentals		746,993	1,039,876
Network usage and services		2,184,214	2,467,796
Travel production and distribution		372,397	604,038
Other		—	18,413
Total revenue		6,815,119	8,213,661

OPERATING EXPENSES:
Webcasting and related equipment costs		1,197,475	1,461,255
Network equipment sales and rentals		388,049	570,007
Network usage and services		1,041,007	1,426,233
Travel production and distribution		9,409	102,571
Other		—	783
General and administrative:
Compensation		3,681,576	4,983,267
Professional fees		1,038,294	1,367,065
Other		1,247,710	1,550,624
Sales and marketing		17,691	189,427
Impairment loss on goodwill		—	(728,485)
Depreciation and amortization		1,964,989	2,132,605
Total operating expenses		10,586,200	14,512,322

Loss from operations		(3,771,081)	(6,298,661)

OTHER INCOME (EXPENSE):
Interest income		2,846	3,485
Interest expense		(1,027,990)	(1,027,532)
Loss on debentures		—	(3,573,103)
Other income		488,646	226,614
Total other expense, net		(536,498)	(4,370,536)

Loss from continuing operations		(4,307,579)	(10,669,197)

DISCONTINUED OPERATIONS:
Loss from golf leisure and syndication group		—	(588,760)
Loss from financial solutions group		—	(174,216)
Loss from discontinued operations		—	(762,976)

Net loss	$	(4,307,579)	$(11,432,173)

Loss per share - basic and diluted:
Continuing operations	$	(1.84)	$(6.53)
Discontinued operations		—	(0.47)
Net loss per share	$	(1.84)	$(7.00)

Weighted average shares of common stock outstanding - basic and diluted		2,344,938	1,633,943

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	Preferred Stock
	Class A7	Class A8	Class A9		Common Stock		Additional Paid-in	Accumulated
	Shares	Shares	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2001	—		—	$—	1,011,026	$101	$47,110,037	$(39,723,329)	$7,386,809
Conversion of TFN stock for VDAT stock	—		—	—	104,533	10	(10)	—	—
Conversion of debentures and interest	—		—	—	105,780	11	858,159	—	858,170
Issuance of shares, warrants and options for services and incentives	4,332		—	—	83,576	8	876,498	—	876,506
Issuance of shares upon acquisition of MOD subsidiary	—		—	—	226,667	23	2,138,237	—	2,138,260
Issuance of shares and warrants for loan payments and interest	—		—	—	87,556	9	929,415	—	929,424
Issuance of shares for satisfaction of obligations	—		—	—	77,131	8	505,780	—	505,788
Proceeds from sale of stock, net	7,500		—	1	348,450	35	1,350,164	—	1,350,200
Issuance of shares for assets and investment	—		—	—	33,333	3	421,997	—	422,000
Exercise of options and warrants	—		—	—	39,015	4	330,196	—	330,200
Net loss	—	—	—	—	—	—	—	(11,432,173)	(11,432,173)

Balance, September 30, 2002	11,832	—	—	$1	2,117,478	$212	$54,520,473	$(51,155,502)	$3,365,184

Reverse stock split - fractional shares					1,597	—	—		—
Proceeds from sale of stock, net	22,500	—	50,000	7	38,334	4	920,577		920,588
Issuance of shares for assets and investment	62,500			6			749,994		750,000
Issuance of shares, warrants and options for services and incentives	5,000	25,000	—	3	199,452	20	775,975		775,998
Conversion of preferred stock for common stock	(116,832)	—	(30,000)	(14)	586,284	58	(44)		—
Conversion of common stock for preferred stock	15,000	92,750		11	(163,667)	(16)	5		—
Issuance of shares and warrants for loan payments and interest		140,000		14	293,544	29	1,499,829		1,499,872
Issuance of shares for satisfaction of obligations					136,267	14	264,426		264,440
Dividends paid					37,154	4	98,692	(113,047)	(14,351)
Net loss	—	—	—	—	—	—	—	(4,307,579)	(4,307,579)

Balance, September 30, 2003	—	257,750	20,000	$28	3,246,443	$325	$58,829,927	$ (55,576,128)	$3,254,152

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003		2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(4,307,579)	$(11,432,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,964,990	2,132,605
Gain from settlements of obligations		(651,227)	—
Loss on equity basis investment in Onstream Media		171,172	—
Gain on sale of building		—	(173,936)
(Gain) loss on disposition of fixed assets		(5,850)	21,727
Write off capitalized software		—	28,186
Provision for (reduction in) allowance for doubtful accounts		(62,679)	176,597
Reduction in allowance for inventory obsolescence		—	(242,000)
Reserve for investment in Curaspan		—	107,575
Premium on redemption of debentures		—	176,850
Loss from discontinued operations		—	762,976
Loss on debentures		—	3,573,103
Impairment loss on goodwill		—	728,485
Interest expense on notes payable		437,775	354,899
Interest expense on convertible debentures		81,797	144,505
Amortization of discount on notes payable		318,681	78,052
Amortization of debt issue costs		92,541	92,541
Amortization of deferred services and incentives		506,094	730,902
Changes in assets and liabilities:
Decrease in accounts receivable		538,527	25,405
Decrease in prepaid expenses		8,184	278,706
Decrease in other current assets		15,365	41,043
Decrease in inventories		179,250	431,354

Decrease in accounts payable and accrued expenses		(468,407)	(114,363)
Decrease in deferred revenue		(65,095)	(189,257)
Net cash used in operating activities		(1,246,461)	(2,266,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment		(316,748)	(223,682)
Proceeds from sale of building, net		—	1,589,941
Proceeds from sale of fixed assets		21,807	23,471
(Increase) decrease in restricted cash		(1,002,308)	182,189
Acquisition of MOD subsidiary, net of cash received		—	90,271
(Increase) decrease in other non-current assets		(10,257)	10,548
Net cash (used in) provided by investing activities		(1,307,506)	1,672,738

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

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $55,576,128 as of September 30, 2003. The Company's operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. For the year ended September 30, 2003, we had a loss from continuing operations of approximately $4,308,000 and cash used in operations of approximately $1,246,000. The Company's forecast for fiscal year 2003 anticipates a reduction in cash used for operations. At September 30, 2003, the Company had approximately $1,085,000 of cash and cash equivalents, including $1 million of restricted cash provided to the Company as a result of the financing of long-term debt from a shareholder. See Note 5.

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

Revenue Recognition

The Visual Data Webcasting Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. The Webcasting group contracted with a customer to manage the build-out of a production studio. The management of this build-out included the design, procurement, installation and integration of all equipment for the studio. The contract defined the terms, with the Company receiving a 50% deposit up-front, earning 80% upon completion of the project and the remaining 20% upon acceptance by the customer. This was a project done in 2002 for one customer, and the Company has not done any similar projects subsequently. The Company billed the deposit in January 2002 and billed for the completion of the project in March 2002. The customer approved the project in April 2002, which is when the Company billed the remaining 20% of the project, as accepted. The Company recognized revenue when earned. For custom service projects, revenue is recognized when service is performed. Webcasting services are provided to customers using the Company's proprietary streaming media software, tools and processes. Services for live webcast events may be sold separately or combined with on-demand webcasting services in which the Company may host an archive of the webcast event for future use on an on-demand basis. In addition, on-demand webcasting services are often sold separately without the live event component. As a result, the Company has verifiable and objective evidence of the fair value for both the live and on-demand services. Accordingly, under the provisions of Staff Accounting Bulletin ("SAB") No. 101, as amended by SAB 104 "Revenue Recognition", and EITF 00-21, the Company recognizes revenue for live webcasting in the period in which the webcast event occurs. Revenue for on-demand webcasting services are deferred and recognized ratably over the period in which the services are provided. Customer billings are typically based on the volume of data streamed at rates agreed upon in the customer contract or a set monthly fee. The payment terms are primarily net 30. Since the primary business for the webcasting group is the delivery of a webcast, returns are inapplicable. If we have difficulty in producing the webcast, we will reduce the fee charged to the customer. Historically these reductions have been very low, and are recorded in the month the event occurs.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Visual Data Networking Solutions Group generates revenues from the sale of equipment, installation of equipment, performance of bridging services and usage of digital telephone connections. The equipment the Company sells is various audio codecs and video transport systems. The audio codecs and video transport systems enable customers to collaborate with other companies or with other locations. In order for customers to collaborate, the equipment needs to be connected to a digital phone line. In addition, the Company purchases digital phone lines from telephone companies and sells them to its customers. Each item is sold separately and has an extablished fair value.  As such, Revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after a free trial period. The Company's policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon acceptance of the product by the freight carrier. The customer is obligated to pay the Company upon shipment of the equipment. All sales are final and there are no refund rights or rights of return. The Company's policies comply with the guidance provided by SAB 101, as amended by SAB 104 by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers, shipments are not made and thus revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal. We recognize revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, title has transferred, the selling price is fixed and determinable, and collectibility is reasonably assured. Revenue is recognized from bridging when the service is performed. Bridging services are non-recurring items for the individual customers. Network usage, digital phone line connection, revenue is recognized based on the customers' monthly usage levels. The network usage services are recurring, similar to a monthly telephone bill, and the standard access billing remains relatively consistent, subject to fluctuation based upon the number of the Company's customers. Network usage revenue fluctuates as a result of the addition of new customers or the loss of existing customers, as well as a change in bridging and long distance services provided to customers. The Visual Data Networking Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms.

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

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

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

	2003		2002

Net loss, as reported	$	(4,307,579)	$(11,432,173)
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax		(729,585)	(1,584,702)
Pro forma net loss	$	(5,037,164)	$(13,016,875)

Net loss per share - basic and diluted:
Net loss per share, as reported	$	(1.84)	$(7.00)
Net loss per share, pro forma	$	(2.15)	$(7.97)

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

In October 2003, the Company executed a redemption agreement with the debenture holders. See Note 13.

Notes Payable

Notes payable consist of the following as of September 30:

	2003	2002
Note payable to shareholder (A)	$3,000,000	$1,050,000
Note payable to a director of the Company, with original principal of $250,000 at 12% interest issued in May 1999. The principal balance and accrued interest was paid in full in September 2003.	—	125,000
Note payable with original principal of $78,000 at 20% interest issued in July 2001. The principal balance and accrued interest was paid in full in October 2002.	—	33,800
Note payable with original principal of $100,000 at 25% interest issued in June 2001. The interest is payable monthly.	—	100,000
	3,000,000	1,308,800
Discount on shareholder note	(748,973)	(409,473)
	2,251,027	899,327
Less: current portion	—	899,327
Long term notes payable	$2,251,027	$—

Interest expense to related parties was approximately $15,000 and $17,500 for the years ended September 30, 2003 and 2002, respectively.

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

(A) On December 4, 2001 we entered into a private debt financing transaction with a shareholder pursuant to the terms and conditions of a Loan Agreement, a Secured Promissory Note in the principal amount of $3 million and a Security Agreement. Under the terms of the debt financing transaction, the lender advanced us $1.5 million at closing. The note bears interest at approximately 12%, which was prepaid in January 2002 with the issuance of 33,334 shares of common stock. This payment of interest utilizing common stock results in an effective interest rate of 36%. In February 2002 we took the final advance on the note and agreed to prepay the interest on the note with 33,334 additional shares of common stock. The value of the stock issued was approximately $585,000. The value of the stock issued at September 30, 2002 was approximately $230,000, and was recorded as a discount to the note in accordance with APB 21. In June 2002, we issued 3,667 shares of stock valued at $34,500 to the lender as a principal payment.

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

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

In April 2003, the Company received a $600,000 loan from this shareholder. This was an advance for a transaction the Company was in the process of finalizing. In May 2003, the Company and the shareholder refinanced the existing obligations of the Company. The shareholder note had a balance of $1,050,000 at March 31, 2003. The shareholder agreed to fund an additional $350,000 as working capital, $1,000,000 as restricted cash and restructure the balance on his note of $1,050,000 and the loan of $600,000 into this transaction. As a result, the Company has a long-term note of $3,000,000 to the shareholder, which is collateralized by all of the assets of the Company. The note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a quarterly basis, and a balloon at May 7, 2006. If the Company receives financing in excess of $2,000,000, 35% of the net amount in excess of $2,000,000 will be used to pay down the principal of the Note. In addition, if the Company has a positive earnings before interest, taxes, depreciation and amortization ("EBITDA"), then 35% of the positive EBITDA will be used to pay down the principal of the Note. The $1,000,000 restricted cash is to be utilized at the shareholder's discretion. In addition, the shareholder converted his outstanding common stock in the Company, approximately 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock. As consideration for this arrangement, the Company issued the shareholder 140,000 shares of Class A-8 Convertible Preferred Stock ("Class A-8 Preferred Stock"). The stated value of the Class A-8 Preferred Stock is $6 per share. The Class A-8 Preferred Stock is a zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). The value of the Class A-8 Preferred Stock of $840,000 was recorded as a discount to the note. In accordance with APB 21, the unamortized transaction costs from the original obligation and the discount from the refinancing have been recorded in the balance sheet as a reduction to the obligation. The transaction fees paid on the refinancing of approximately $164,000 were expensed as incurred. The original obligation transaction costs and the discount (collectively "net discount") that have been capitalized as a reduction to the obligation on the balance sheet and are being amortized over the term of the loan using the effective interest method. At September 30, 2003, the Company has approximately $749,000 of net discount netted from Note Payable.

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

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 9: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the years ended September 30, 2003 and 2002.

	Year Ended September 30,
	2003		2002
Revenue:
Webcasting Group		$3,511,515	$4,083,538
Networking Solutions Group		2,931,207	3,507,672
Travel Group		372,397	604,038
Other		—	18,413
Total consolidated revenue		6,815,119	8,213,661

Segment operating income (loss)
Webcasting Group		557,015	599,376
Networking Solutions Group		382,149	(68,767)
Travel Group		148,975	(504,324)
Other		—	17,629
Total operating income		1,088,139	43,914

Depreciation and amortization		1,964,989	2,132,605
Corporate and unallocated shared expenses		3,010,303	3,481,485
Other expense, net		420,426	5,099,021
Loss before discontinued operations		(4,307,579)	(10,669,197)
Loss from discontinued operations		—	(762,976)

Net loss	$	(4,307,579)	$(11,432,173)

Total assets:
Webcasting Group		$2,836,434	$3,942,545
Networking Solutions Group		2,865,722	3,852,352
Travel Group		166,573	321,873
Other		2,645,557	813,856
Total		$8,514,266	$8,930,626

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

VISUAL DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 14: RESTATEMENT OF FINANCIAL STATEMENTS

The Company recently determined that its previously filed financial statements for 2003 and 2002 required restatement. The following discussion describes the nature and impact of the restatement items on the relevant financial captions. The primary reason for the restatement was that the Company determined that the A-8 convertible preferred stock issued in connection with the Company’s refinancing of certain outstanding debt in 2003 is considered a discount and not deferred loan costs. In addition, according to FAS 15, the legal and other loan costs which were originally netted against the outstanding loan balance should have been expensed. The Company has also reclassified certain interest costs incurred during the year ended September 30, 2002 that were required to be netted against the outstanding loan balance. Accordingly, the Company has restated its previously filed consolidated financial statements for the fiscal years 2003 and 2002 in the accompanying consolidated financial statements which reflect the appropriate accounting treatment for the restated items.

The following table summarizes certain of the restatement on the Company’s consolidated financial statements as of and for the year ended September 30, 2003:

Year Ended September 30, 2003

As Reported		As Restated
Consolidated statement
of operations:
Interest expense	$911,919	$1,027,990
Net loss	$(4,191,508)	$(4,307,579)
Basic and diluted net
Loss per share	$(1.79)	$(1.84)

	As of September 30, 2003

As Reported		As Restated
Consolidated balance sheet:
Prepaid expense	$989,163	$265,830
Notes payable	$2,858,289	$2,251,027
Accumulated deficit	$(55,460,057)	(55,576,128)

	As of September 30, 2002

As Reported		As Restated
Consolidated balance sheet:
Prepaid expense	$467,051	$237,331
Notes payable	$1,129,047	$899,327

Furthermore, certain additional information in Note 5 has been restated to reflect the effects of the restatement.

