Form 10QSB/A
period 2003-12-31
VISUAL DATA CORP
filed 2004-11-15
CIK 919130

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

PAGE
PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Unaudited Condensed Consolidated Balance Sheets at December 31, 2003 and Audited Condensed Consolidated Balance Sheets at September 30, 2003	3 – 4
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2003 and 2002	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and 2002	6 – 7
Notes to Unaudited Condensed Consolidated Financial Statements	8 – 21
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	22 – 29
Item 3 – Controls and Procedures	30
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings	31
Item 2 – Changes in Securities and Use of Proceeds	31
Item 3 – Defaults upon Senior Securities	31
Item 4 – Submission of Matters to a Vote of Security Holders	31
Item 5 – Other Information	31
Item 6 – Exhibits and Reports on Form 8-K	31
Signatures	32

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,831	$82,374
Restricted cash	1,004,313	1,002,308
Accounts receivable, net of allowance for doubtful accounts of $321,164 and $332,158, respectively	980,487	867,881
Prepaid expenses	207,067	265,830
Due from shareholders	—	300,000
Inventories	167,230	169,483
Other current assets	7,217	3,042

Total current assets	2,589,145	2,690,918
PROPERTY AND EQUIPMENT, net	764,085	943,360
INTANGIBLE ASSETS, net	3,914,477	4,068,063
OTHER NON-CURRENT ASSETS	777,940	811,925

Total assets	$8,045,647	$8,514,266

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,115,353	$1,414,020
Deferred revenue	50,292	42,915
Current portion of obligations under capital leases	5,293	8,768
Convertible debentures	—	1,543,384

Total current liabilities	1,170,938	3,009,087
NOTE PAYABLE	2,323,358	2,251,027
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares
Class A8, par value $.0001 per share, authorized 300,000 shares, 232,750 and 257,750 issued and outstanding, respectively	23	26
Class A9, par value $.0001 per share, authorized 100,000 shares, 20,000 issued and outstanding	2	2
Common stock, par value $.0001 per share;
Authorized 75,000,000 shares, 4,119,606 and 3,246,443 issued and outstanding	412	325
Additional paid-in capital	60,620,136	58,829,927
Accumulated deficit	(56,069,222)	(55,576,128)

Total stockholders' equity	4,551,351	3,254,152

Total liabilities and stockholders' equity	$8,045,647	$8,514,266

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

REVENUE:
Webcasting and related equipment sales	$918,246	$956,820
Network equipment sales and rentals	138,734	213,355
Network usage and services	541,697	585,403
Travel production and distribution	53,615	121,924

Total Revenue	1,652,292	1,877,502

OPERATING EXPENSES:
Webcasting and related equipment costs	247,604	353,832
Network equipment sales and rentals	76,861	94,724
Network usage and services	273,830	284,674
Travel production and distribution	476	5,260
General and administrative:
Compensation	887,870	987,740
Professional fees	195,976	222,343
Other	309,690	335,345
Sales and marketing	1,870	6,924
Depreciation and amortization	365,933	548,912

Total operating expenses	2,360,110	2,839,754

Loss from operations	(707,818)	(962,252)

OTHER INCOME (EXPENSE):
Interest income	2,173	144
Interest expense	(130,048)	(228,292)
Other income	348,753	16,620

Total other income (expense), net	220,878	(211,528)

Net Loss	$(486,940)	$(1,173,780)

Loss per share – basic and diluted:
Net loss per share	$(.12)	$(.56)

Weighted average shares of common stock outstanding – basic and diluted	3,906,478	2,095,983

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(486,940)	$(1,173,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,933	548,912
Gain from settlements of obligations	(267,378)	—
Loss on equity basis investment in Onstream Media	33,984	—
Allowance for doubtful accounts	11,357	(29,792)
Loss on disposition of fixed assets	—	10,511
Interest expense on notes payable	—	139,620
Interest expense on convertible debentures	—	20,951
Amortization of discount on notes payable	72,331	22,519
Amortization of debt issue costs	17,414	23,135
Amortization of deferred services and incentives	104,249	126,706
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(43,628)	114,441
(Increase) in prepaid expenses	(39,482)	(91,570)
(Increase) in other current assets	(2,570)	(5,183)
Decrease in inventories	2,253	60,124
Decrease in accounts payable and accrued liabilities	(143,852)	(103,540)
Increase (decrease) in deferred revenue	7,377	(32,289)

Net cash used in operating activities	(368,952)	(369,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(33,072)	(8,184)
Increase in restricted cash	(2,005)	—
Increase in other non-current assets	—	(15,180)

Net cash used in investing activities	(35,077)	(23,364)

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $56,069,222 as of December 31, 2003. The Company's operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. For the three months ended December 31, 2003, we had a net loss of $486,940 and cash used in operations of $368,952. At December 31, 2003, we had a total of $1,227,144 of cash and cash equivalents, which includes $1,004,313 of restricted cash provided as a result of the financing of long-term debt from a shareholder (See Note 3).

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

	For the three months ended
	December 31,
	2003	2002

Net loss, as reported	$(486,940)	$(1,173,780)
Total stock based employee compensation expense*	(140,059)	(182,396)

Pro forma net loss	$(626,999)	$(1,356,176)
Net loss per share – basic and diluted:
Net loss per share, as reported	$(.12)	$(.56)
Net loss per share, pro forma	$(.16)	$(.65)

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

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 2: INVESTMENTS

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000 through the issuance of Class A-7 Convertible Preferred Stock. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream Media is a development stage company that intends to provide a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system is being designed to digitize, encode, index, transport and centralize all rich media content within an organization and make it immediately available worldwide, with the expectation that it will save companies valuable time and money. The system is being designed and managed by SAIC, a large IT security firm, providing services to all branches of the federal government as well as the worlds' leading corporations. Beginning April 1, 2003, the Company's investment is accounted for under the equity method. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred based upon a review of budgeted amounts compared with actual results. For the three months ended December 31, 2003, included in other income and expense is a loss of approximately $34,000, which represents approximately 28% of the loss from Onstream Media for the three months ended December 31, 2003. These investments are included in the caption entitled other non-current assets in the accompanying condensed consolidated balance sheets. Also, included in the Company's accounts receivable total is approximately $137,000 owed by Onstream Media to the Company for advances to pay various operating expenses.

NOTE 3: NOTES PAYABLE

The Company has a long-term note of $3,000,000 to one of the Company's major shareholder, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued this shareholder 140,000 shares of Class A-8 Convertible Preferred Stock ("Class A-8 Preferred Stock"). The stated value of the Class A-8 is $6 per share. The Class A-8 Preferred Stock is zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). The value of the Class A-8 Preferred Stock of $840,000 was recorded as a discount to the note. In accordance with APB 21, the unamortized transaction costs from the original obligation and the discount from the refinancing have been recorded in the balance sheet as a reduction to the obligation. The transaction fees paid on the refinancing of approximately $164,000 were expensed as incurred. The original obligation transaction costs and the discount (collectively "net discount ") that have been capitalized as a reduction to the obligation on the balance sheet and are being amortized over the term of the loan using the effective interest method. At September 30, 2003, the Company has approximately $749,000 of net discount netted from Note Payable. In addition, the note bears interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan is a 36-month loan, with interest only payments on a quarterly basis, and a balloon payment on May 6, 2006. If the company receives financing in excess of $2,000,000, 35% of the net amount in excess of $2,000,000 will be used to pay down the principal of the Note. In addition, if the Company has positive earnings before interest, taxes, depreciation and amortization ("EBITDA"), then 35% of the positive EBITDA will be used to pay down the principal of the Note. $1,000,000 of this loan was deposited into a cash account, which is restricted and is to be utilized only at the shareholder's discretion. In addition, the shareholder converted his outstanding common stock in the Company, approximately 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock.

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

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 4: SEGMENT INFORMATION (Continued)

	Three Months Ended
	December 31,

	2003	2002

Revenue:
Webcasting Group	$918,246	$956,820
Networking Solutions Group	680,431	798,758
Travel Group	53,615	121,924

Total consolidated revenue	1,652,292	1,877,502
Segment operating income
Webcasting Group	297,130	127,631
Networking Solutions Group	86,994	116,644
Travel Group	5,930	39,461

Total operating income	390,054	283,736
Depreciation and amortization	(365,933)	(548,912)
Corporate and unallocated shared expenses	(731,939)	(697,076)
Other income (expense)	220,878	(211,528)

Net loss	$(486,940)	$(1,173,780)

	December 31,	September 30,
	2003	2003

Total assets:
Webcasting Group	$2,644,031	$2,836,434
Networking Solutions Group	2,780,699	2,865,722
Travel Group	154,985	166,573
Other	2,465,932	2,645,537

Total	$8,045,647	$8,514,266

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 5: STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. At December 31, 2003 and 2002 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years.

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

In October 2003, the Company issued 64,000 shares of common stock to settle approximately $154,000 of certain liabilities with various vendors. Included in the 64,000 shares of common stock were 34,000 shares of common stock provided to vendors of Onstream Media to settle approximately $82,000 of obligations. Any difference between the value of the stock on the settlement date and the obligation as reflected in the Company's records is recorded as other income and expense in the accompanying financial statements.

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

NOTE 7: SUBSEQUENT EVENTS

On February 10, 2004, the Company sold 25,000 shares of its Class A-11 non-voting redeemable Convertible Preferred Stock and three-year warrants to purchase 130,000 shares of its common stock for $500,000 in a private offering. The three-year warrants are exercisable at 105% of the Company's common stock average closing bid price for the five trading days prior to February 10, 2004 or $2.28. As additional consideration for this offering, the Company paid to the purchaser an origination fee equal to 32,500 shares of restricted common stock. The Company shall also deliver an additional 52,500 shares of restricted common stock in lieu of dividend payments over the initial 18-month term ("prepaid period") upon closing. The holders of the Class A-11 Convertible Preferred Stock shall be entitled to receive cumulative dividends at an annual rate of 14% based on the stated value of $20.00 per share, payable monthly beginning after the prepaid period. Following the prepaid period, the Company has the right to redeem the preferred stock for the stated value plus any accrued and unpaid dividends. Each share of Class A-11 convertible preferred stock shall be convertible, at the option of the holder, at any time after the date of issuance of such shares determined by dividing the liquidation amount (stated value or $500,000) by the conversion price then in effect at the time of conversion. The conversion price per share shall initially be $2.00 ("Initial Conversion Price"), subject to certain adjustments as stipulated in the Company's amended Articles of Incorporation. The Initial Conversion Price shall be reset at the fair market value of the Company's common stock at the effective date of the registration of the shares of common stock underlying the Class A-11 Preferred Stock. The fair market value of a share of the Company's common stock shall be reset to the average closing bid price per share for the 10 trading days immediately preceding the effective date of the registration, provided in no event shall the fair market value be below $1.75 per common share nor shall it be greater than $2.00 per common share. $400,000 of the proceeds from this financing were used to acquire certain assets and license certain software from Virage, Inc. See information below.

On February 11, 2004, the Company entered into an asset purchase agreement ("Asset Purchase Agreement") and a license agreement ("Custom License Agreement") whereby the Company acquired certain assets and licensed certain software (collectively, the "Assets") from Virage, Inc. ("Virage"). The consideration is as follows: (i) $400,000 cash upon closing; and (ii) the issuance of a convertible secured note payable of $206,250 ("Secured Promissory Note"). The outstanding principal amount is due and payable upon the earlier of (i) May 11, 2004 (90 days following the date of closing) or (ii) the closing of any debt or equity financing of at least $2,000,000 by the Company. The Company promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent (10%). If the Company has not concluded a financing of at least $2,000,000 or has not satisfied the Secured Promissory Note by May 11, 2004, the Company would be in default under the Secured Promissory Note and both the Asset Purchase Agreement and the Custom License Agreement can be terminated at the discretion of Virage, and the Assets will be transferred back to Virage and the Secured Promissory Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but has not satisfied the Secured Promissory Note, the Company would be in breach of the Secured Promissory Note, the Assets would be transferred back to Virage and the Company would still be obligated to satisfy the Secured Promissory Note. In addition, upon a breach of the Secured Promissory Note, Virage may convert any principal and unpaid accrued interest due under the Secured Promissory

Note into shares of the Company's common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Secured Promissory Note and any unpaid accrued interest by the conversion of price of $2.00 per common share of the Company's common stock. The Company has determined that the acquisition is not considered a "significant" transaction under Regulation S-B.

In a separate transaction, on February 11, 2004 the Company guaranteed ("Guaranty") a Promissory Note (the "Note") in the principal amount of $1,406,250 for Onstream Media Corporation ("Onstream Media"), of which the Company owns 28%, in favor of Virage, Inc. for the licensing of certain software ("Software") by Onstream Media. The principal is due and payable upon the earlier of (i) May 11, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000 (the "Maturity Date"). If the Company has not concluded a financing of at least $2,000,000 or Onstream Media has not satisfied the Note by May 11, 2004, the Onstream Media would be in default under the Note and the Software Agreement can be terminated at the discretion of Virage and the Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but Onstream Media has not satisfied the Note, the Company would be in breach of the Guaranty, the Software would be transferred back to Virage and Onstream Media and the Company would still be obligated to satisfy the Note. In addition, upon a breach of the Guaranty, Virage may convert any principal and unpaid accrued interest due under the Note into shares of the Company's common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion of price of $2.00 per common share of the Company's common stock. Onstream promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual Form 10-KSB.

OVERVIEW

Visual Data Corporation (The "Company" ), organized in 1993, is a full service broadband media company that specializes in providing webcasting services for corporate, education and government customers, networking solutions for the entertainment and advertising industries and and marketing solutions for the travel industry. The Company had 46 full time employees as of December 2003. Our operations are comprised of three operating groups, including:

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

In January 2004, our largest customer, CCBN, announced it had signed a definitive agreement under which The Thomson Corporation, parent company of our second largest customer Thomson Financial Group, will acquire CCBN. Although the Company's management currently does not anticipate that this acquisition will have a material adverse affect on current operations, it it may make the Company reliant on one customer for a large portion of its webcasting revenues.

RESULTS OF OPERATIONS

Our consolidated net loss for the three months ended December 31, 2003 was approximately $487,000 ($.12 per share) as compared to approximately $1,174,000 ($.56 per share) for the same period in 2002, a decrease of approximately $687,000 (59%) . Included in our results for 2003 is a gain from the redemption of the convertible debenture of approximately $185,000 and a cash settlement of approximately $103,000 from a contract with a vendor from the Company's Travel Group. We also settled certain liabilities with various vendors in the quarter ended December 31, 2003 and recognized a net gain of approximately $82,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

	For the three months ended
	December 31,
	2003		2002	Variance	Percent
Total revenue		$1,652,292	$1,877,502	$(225,210)	(12.0)%
Operating Expenses:
Cost of revenue		598,771	738,490	(139,719)	(18.9)%
General and administrative		1,393,536	1,545,428	(151,892)	(9.8)%
Sales and marketing		1,870	6,924	(5,054)	(73.0)%
Depreciation and amortization		365,933	548,912	(182,979)	(33.3)%

Total Operating Expenses		2,360,110	2,839,754	(479,644)	(16.9)%
Loss from operations		(707,818)	(962,252)	254,434	(26.4)%
Other income (expense)		220,878	(211,528)	432,406	204.4%

Net loss	$	(486,940)	$(1,173,780)	$686,840	(58.5)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE

Consolidated operating revenue decreased approximately $225,000 (12%) primarily from reduced revenues from our Network Solutions Group. Revenues from network equipment sales and rentals decreased approximately $74,000 (35%) due to the expiration of recurring rental agreements from the prior 2002 period. Revenues from network usage and services decreased approximately $43,000 (7%) as a result of our transition of several of our customers' circuits from our control to theirs. Revenues from the Webcasting Group decreased approximately $39,000 (4%) as a result of competition. The number of webcasts produced decreased for the three months ended December 31, 2003 compared to the comparable period in the prior year. This decrease was partially off-set by up-selling basic on-demand audio only conference calls with higher end products. Revenues from the Travel Group decreased approximately $68,000 as a result of fewer new customer vignettes produced. As part of our overall strategy to become cash flow positive, we decided to lower expenses and reduce the staff to essential employees. We do not anticipate an increase in revenues in the Travel Group during fiscal 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income and expense and other income from gains and settlements. We had reduced interest expense by $98,000 (43%) , as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. Other income increased $332,000 as a result of settlements with creditors on existing obligations and other contracts and as a result of a payment from a customer of our Travel Group in satisfaction of the customer's contractual obligations. These gains were offset by our portion of the losses incurred in our investment in Onstream Media.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus at December 31, 2003 of approximately $1,418,000 , an increase of approximately $1,736,000 from a working capital deficit of approximately $318,000 as of September 30, 2003. The increase in working capital was primarily attributable to the redemption of the convertible debentures, which resulted in a gain of approximately $185,000. Cash used in operating activities was approximately $369,000 for the three months ended December 31, 2003. Our net loss of approximately $487,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $366,000, amortization of deferred services satisfied by issuing stock of approximately $104,000 and the amortization of discount on notes payable of approximately $72,000 , also paid with stock. These non-cash costs are partially offset by approximately $267,000 from the gain from settlements of obligations. Primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

OFF-BALANCE SHEET ARRANGEMENTS

On February 11, 2004 the Company guaranteed ("Guaranty") a Promissory Note (the "Note") in the principal amount of $1,406,250 for Onstream Media Corporation ("Onstream Media"). The principal is due and payable upon the earlier of (i) May 11, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000 (the "Maturity Date"). If the Company has not concluded a financing of at least $2,000,000 or Onstream Media has not satisfied the Note by May 11, 2004, the Onstream Media would be in default under the Note and the Software Agreement can be terminated at the discretion of Virage and the Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but Onstream Media has not satisfied the Note, the Company would be in breach of the Guaranty, the Software would be transferred back to Virage and Onstream Media and the Company would still be obligated to satisfy the Note. In addition, upon a breach of the Guaranty, Virage may convert any principal and unpaid accrued interest due under the Note into shares of the Company's common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion of price of $2.00 per common share of the Company's common stock. Onstream promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with United States GAAP. The Company's significant accounting policies are described in Note 1 to the unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the management's most subjective judgments. The Company's most critical accounting policies and estimates are described as follows.

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

     31.2 Certification of Chief Financial Officer Pursuant Section 302

     32.1 Certification of Chief Executive Officer Pursuant Section 906

     32.2 Certification of Chief  Financial Officer Pursuant Section 906

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

Date: November 12 , 2004

/s/ Randy S. Selman

Randy S. Selman,
President and Chief Executive Officer and Acting Chief Financial Officer