Form 10QSB/A
period 2004-03-31
VISUAL DATA CORP
filed 2004-11-15
CIK 919130

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$169,085	$82,374
Restricted cash	1,006,300	1,002,308
Accounts receivable, net of allowance for doubtful accounts of $299,332 and $332,158, respectively	1,370,993	867,881
Prepaid expenses	307,452	265,830
Due from shareholders	—	300,000
Inventories	146,714	169,483
Other current assets	8,588	3,042

Total current assets	3,009,132	2,690,918

PROPERTY AND EQUIPMENT, net	886,782	943,360
INTANGIBLE ASSETS, net	4,038,808	4,068,063
OTHER NON-CURRENT ASSETS	739,625	811,925

Total assets	$8,674,347	$8,514,266

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,385,864	$1,414,020
Deferred revenue	17,575	42,915
Current portion of obligations under capital leases	5,293	8,768
Current portion of note payable	430,350	—
Convertible debentures	110,779	1,543,384

Total current liabilities	1,949,861	3,009,087

NOTE PAYABLE	2,395,689	2,251,027

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares Class A8, par value $.0001 per share, authorized 300,000 shares, 232,750 and 257,750 issued and outstanding, respectively	24	26
Class A9, par value $.0001 per share, authorized 100,000 shares, 0 and 20,000 issued and outstanding	—	2
Class A11, par value $.0001 per share, authorized 25,000 shares, 25,000 and 0 issued and outstanding	3	—
Common stock, par value $.0001 per share; Authorized 75,000,000 shares, 4,442,356 and 3,246,443 issued and outstanding	444	325
Additional paid-in capital	61,464,439	58,829,927
Accumulated deficit	(57,136,113)	(55,576,128)

Total stockholders' equity	4,328,797	3,254,152

Total liabilities and stockholders' equity	$8,674,347	$8,514,266

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
REVENUE:
Webcasting and related equipment sales	$1,774,015	$1,808,343	$855,769	$851,523
Network equipment sales and rentals	260,718	362,256	121,984	148,901
Network usage	1,060,160	1,129,795	518,463	544,392
Travel production and distribution	137,094	216,411	83,479	94,487
Digital asset management sales	230,571	—	230,571	—

Total Revenue	3,462,558	3,516,805	1,810,266	1,639,303

OPERATING EXPENSES:
Webcasting and related equipment costs	520,088	665,816	272,484	311,984
Network equipment sales and rentals	145,305	182,945	68,444	88,221
Network usage	534,772	554,197	260,942	269,523
Travel production and distribution	9,038	7,579	8,563	2,319
Digital asset management costs	92,635	—	92,635	—
General and administrative:
Compensation	1,864,997	1,973,034	976,928	985,294
Professional fees	417,573	541,231	221,597	318,888
Other	659,017	650,067	349,524	314,722
Sales and marketing	6,287	13,266	4,417	6,342
Depreciation and amortization	733,840	1,061,942	367,908	513,030

Total operating expenses	4,983,552	5,650,077	2,623,442	2,810,323

Loss from operations	(1,520,994)	(2,133,272)	(813,176)	(1,171,020)

OTHER INCOME (EXPENSE):
Interest income	4,416	199	2,243	55
Interest expense	(284,841)	(418,745)	(154,793)	(190,453)
Other income (expense)	369,555	301,698	20,802	285,078

Total other income (expense), net	89,130	(116,848)	(131,748)	94,680

Net loss	$(1,431,864)	$(2,250,120)	$(944,924)	$(1,076,340)

Loss per share – basic and diluted:
Net loss per share	$(.35)	$(1.05)	$(.22)	$(.49)

Weighted average shares of common stock outstanding	4,065,482	2,135,963	4,226,233	2,176,831

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

VISUAL DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,431,864)	$(2,250,120)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	733,840	1,061,942
Gain from settlements of obligations	(308,286)	(314,579)
Loss on equity basis investment in Onstream Media	85,286	—
Provision for doubtful accounts	25,115	(47,866)
Loss on disposition of fixed assets	—	19,001
Interest expense on notes payable	—	—
Interest expense on convertible debentures	33,000	273,553
Amortization of discount on notes payable	151,562	44,603
Amortization of debt issue costs	17,414	46,271
Amortization of deferred services and incentives	201,426	341,092
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(447,892)	149,537
(Increase) in prepaid expenses	(161,652)	(87,094)
(Increase) in other current assets	(3,941)	(8,898)
Decrease in inventories	22,769	140,774
Increase in accounts payable and accrued liabilities	167,567	307,722
Decrease in deferred revenue	(25,341)	(14,214)

Net cash (used in) operating activities	(940,997)	(338,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(41,757)	(43,380)
Increase in restricted cash	(3,992)	—
Purchase of Virage software and assets	(400,000)	—
(Increase) decrease in other non-current assets	(12,987)	1,795

Net cash (used in) investing activities	(458,736)	(41,585)

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

The Visual Data Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web ("COW"), which consists of a 2 minute narrated photo presentation of corporate properties. The Company warehouses all of its travel content on its own on-line travel portal — Travelago.com ("Travelago"). The Visual Data Travel Group generates revenues from production and distribution fees. The Company owns or co-owns virtually all the content created, which provides content for syndication.

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $57,136,113 as of March 31, 2004. The Company's operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. For the six months ended March 31, 2004, we had a net loss of $1,431,864 and cash used in operations of $940,997 . At March 31, 2004, we had a total of $1,175,385 of cash and cash equivalents, which includes $1,006,300 of restricted cash provided as a result of the financing of long-term debt from a shareholder (See Note 3).

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

	For the six months ended		For the three months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss, as reported	$1,431,864	$2,250,120	$944,924	$1,076,340
Total stock based compensation expense*	280,118	364,792	140,059	182,396

Pro forma net loss	$1,711,982	$2,614,912	$1,084,983	$1,258,736

Net loss per share – basic and diluted:
Net loss per share, as reported	$.35	$1.05	$.22	$.49

Net loss per share, pro forma	$.42	$1.22	$.26	$.58

*	Total stock based compensation expense is determined by applying the fair value based method for all employee awards, net of tax.

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

NOTE 2: INVESTMENTS

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000 through the issuance of Class A-7 Convertible Preferred Stock. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream Media is a development stage company that intends to provide a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system is being designed to digitize, encode, index, transport and centralize all rich media content within an organization and make it immediately available worldwide, with the expectation that it will save companies valuable time and money. The system is being designed and managed by SAIC, a large IT security firm, providing services to all branches of the federal government as well as the worlds' leading corporations. Beginning April 1, 2003, the Company's investment is accounted for under the equity method. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred based upon a review of budgeted amounts compared with actual results. For the six months ended March 31, 2004, included in other income and expense is a loss of approximately $85,000, which represents approximately 28% of the loss from Onstream Media for the six months ended March 31, 2004. These investments are included in the caption entitled other non-current assets in the accompanying condensed consolidated balance sheets. Also, included in the Company's accounts receivable total is approximately $195,000 owed by Onstream Media to the Company for advances to pay various operating expenses.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 3: NOTES PAYABLE

The Company has a long-term note of $3,000,000 to one of the Company's major shareholders, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued this shareholder 140,000 shares of Class A-8 Convertible Preferred Stock ("Class A-8 Preferred Stock"). The stated value of the Class A-8 is $6 per share. The Class A-8 Preferred Stock is zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). The value of the Class A-8 Preferred Stock of $840,000 was recorded as a discount to the note. In accordance with APB 21, the unamortized transaction costs from the original obligation and the discount from the refinancing have been recorded in the balance sheet as a reduction to the obligation. The transaction fees paid on the refinancing of approximately $164,000 were expensed as incurred. The original obligation transaction costs and the discount (collectively "net deferred loan costs") that have been capitalized as a reduction to the obligation on the balance sheet and are being amortized over the term of the loan using the effective interest method. At March 31, 2004 and September 30, 2003, the Company has approximately $604,000 and approximately $749,000 of net deferred loan costs netted from Note Payable, respectively.

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

On February 11, 2004, the Company entered into an asset purchase agreement ("Asset Purchase Agreement") and a license agreement ("Custom License Agreement") whereby the Company acquired certain assets and licensed certain software (collectively, the "Assets") from Virage, Inc. ("Virage"). The consideration is as follows: (i) $400,000 cash upon closing; and (ii) the issuance of a convertible secured note payable of $206,250 ("Secured Promissory Note"). The outstanding principal amount is due and payable upon the earlier of (i) May 11, 2004 (90 days following the date of closing) or (ii) the closing of any debt or equity financing of at least $2,000,000 by the Company. The Company promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent (10%). If the Company has not concluded a financing of at least $2,000,000 or has not satisfied the Secured Promissory Note by May 11, 2004, the Company would be in default under the Secured Promissory Note and both the Asset Purchase Agreement and the Custom License Agreement can be terminated at the discretion of Virage, and the Assets will be transferred back to Virage and the Secured Promissory Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but has not satisfied the Secured Promissory Note, the Company would be in breach of the Secured Promissory Note, the Assets would be transferred back to Virage and the Company would still be obligated to satisfy the Secured Promissory Note. In addition, upon a breach of the Secured Promissory Note, Virage may convert any principal and unpaid accrued interest due under the Secured Promissory Note into shares of the Company's common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Secured Promissory Note and any unpaid accrued interest by the conversion price of $2.00 per common share of the Company's common stock. The Company has determined that the purchase is not considered a "significant" transaction under Regulation S-B.

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 3: NOTES PAYABLE (Continued)

In a separate transaction, on February 11, 2004 the Company guaranteed ("Guaranty") a Promissory Note (the "Note") in the principal amount of $1,406,250 for Onstream Media Corporation ("Onstream Media"), of which the Company owns 28% (See Note 2), in favor of Virage, Inc. for the licensing of certain software ("Software") by Onstream Media. The principal is due and payable upon the earlier of (i) May 11, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000 (the "Maturity Date"). If the Company has not concluded a financing of at least $2,000,000 or Onstream Media has not satisfied the Note by May 11, 2004, then Onstream Media would be in default under the Note and the Software Agreement can be terminated at the discretion of Virage and the Note will be cancelled. If the Company has concluded a financing of at least $2,000,000 by May 11, 2004 but Onstream Media has not satisfied the Note, the Company would be in breach of the Guaranty, the Software would be transferred back to Virage and Onstream Media and the Company would still be obligated to satisfy the Note. In addition, upon a breach of the Guaranty, Virage may convert any principal and unpaid accrued interest due under the Note into shares of the Company's common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion price of $2.00 per common share of the Company's common stock. Onstream promised to pay interest on the outstanding principal amount of this promissory note beginning on May 12, 2004 and until such principal sum and any interest accrued thereon is paid in full at a rate per annum equal to ten percent.

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

Detailed below are the results of operations by segment for the six and three months ended March 31, 2004 and 2003.

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue:
Webcasting Group	$1,774,015	$1,808,343	$855,769	$851,523
Networking Solutions Group	1,551,449	1,492,051	871,018	693,293
Travel Group and Other	137,094	216,411	83,479	94,487

Total consolidated revenue	$3,462,558	$3,516,805	$1,810,266	$1,639,303

Segment operating income (loss)
Webcasting Group	$479,331	$198,727	$182,204	$71,095
Networking Solutions Group	198,345	156,036	111,351	39,392
Travel Group and Other	39,062	83,578	33,131	44,116

Total operating income (loss)	716,738	438,341	326,686	154,603

Depreciation and amortization	733,840	1,061,942	367,908	513,030
Corporate and unallocated shared expenses	1,503,892	1,509,671	771,954	812,593
Other expense (income)	(89,130)	116,849	131,748	(94,679)

Net loss	$(1,431,864)	$(2,250,120)	$(944,924)	$(1,076,340)

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

NOTE 4: SEGMENT INFORMATION (Continued)

	March 31,
	2004	2003
Total assets:
Webcasting Group	$2,451,450	$3,615,370
Networking Solutions Group	3,645,939	3,101,964
Travel Group	137,402	206,703
Other	2,439,556	1,509,926

Total	$8,674,347	$8,433,963

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

OVERVIEW

Visual Data Corporation (The "Company"), organized in 1993, is a full service broadband media company that specializes in providing webcasting services for corporate, education and government customers, networking solutions for the entertainment and advertising industries and marketing solutions for the travel industry. The Company had 56 full time employees as of March 2004. Our operations are comprised of three operating groups, including:

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

RESULTS OF OPERATIONS

Our consolidated net loss for the six months ended March 31, 2004 was approximately $1,432,000 ($.35 per share) as compared to approximately $2,250,000 ($1.05 per share) for the same period in 2003, a decrease of approximately $818,000 (36%) . Included in our results for 2004 is a gain from the redemption of the convertible debenture of approximately $185,000 and a cash settlement of approximately $103,000 from a contract with a vendor from the Company's Travel Group. We also settled certain liabilities with various vendors in the six months ended March 31, 2004 and recognized an additional net gain of approximately $20,000. During the six months ended March 31, 2004 we settled certain liabilities with various vendors and recognized a net gain of approximately $314,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

	For the six months ended March 31,
	2004	2003	Variance	Percent
Total revenue	$3,462,558	$3,516,805	$(54,247)	(1.5)%

Operating Expenses:
Cost of revenue	1,301,838	1,410,536	(108,698)	(7.7)%
General and administrative	2,941,587	3,164,333	(222,746)	(7.0)%
Sales and marketing	6,287	13,266	(6,979)	(52.6)%
Depreciation and amortization	733,840	1,061,942	(328,102)	(30.9)%

Total Operating Expenses	4,983,552	5,650,077	(666,525)	(11.8)%

Loss from operations	(1,520,994)	(2,133,272)	612,278	28.7%

Other income (expense)	89,130	(116,848)	205,978	176.3%

Net loss	$(1,431,864)	$(2,250,120)	$818,256	36.4%

	For the three months ended March 31,
	2004	2003	Variance	Percent
Total revenue	$1,810,266	$1,639,303	$170,963	10.4%

Operating Expenses:
Cost of revenue	703,068	672,048	31,020	4.6%
General and administrative	1,548,049	1,618,905	(70,856)	(4.4)%
Sales and marketing	4,417	6,341	(1,924)	(30.3)%
Depreciation and amortization	367,908	513,030	(145,122)	(28.3)%

Total Operating Expenses	2,623,442	2,810,323	(186,881)	(6.6)%

Loss from operations	(813,176)	(1,171,020)	357,844	30.6%

Other income (expense)	(131,748)	94,680	(226,428)	(239.2)%

Net loss	$(944,924)	$(1,076,340)	$131,416	12.2%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six months ended March 31, 2004 compared to the six months ended March 31, 2003

REVENUE

Consolidated operating revenue decreased approximately $54,000 (2%), from approximately $3,517,000 to approximately $3,463,000, primarily from reduced revenues from our Webcasting Group and Network Solutions Group. Revenues from network equipment sales and rentals decreased approximately $102,000 (28%) due to the expiration of recurring rental agreements from the prior 2003 period. Revenues from network usage and services decreased approximately $70,000 (6%) as a result of our transition of several of our customer's circuits from our control to theirs. Revenues from the Webcasting Group decreased approximately $34,000 (2%) as a result of an increase in competition. These decrease were substantially offset by the digital asset management sales of approximately $231,000, which resulted from the Virage purchase. There were no digital asset management sales for the comparable period in the prior year. The number of webcasts produced decreased for the six months ended March 31, 2004 compared to the comparable period in the prior year. The digital asset management sales are included in the Networking Solutions Group. The decrease was partially offset by the up-selling of basic on-demand audio only conference calls to higher end products. Revenues from the Travel Group decreased approximately $79,000 (37%) as a result of fewer new customer vignettes produced. As part of our overall strategy to become cash flow positive, we decided to lower expenses and reduce the staff to essential employees. We do not anticipate an increase in revenues in the Travel Group during fiscal 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income and expense and other income from gains and settlements. We had reduced interest expense by approximately $134,000 (32%) , from approximately $419,000 to approximately $285,000 , as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. Other income increased $68,000 (23%), from approximately $302,000 to approximately $370,000, as a result of settlements with creditors on existing obligations and other contracts and as a result of a payment from a customer of our Travel Group in satisfaction of the customer's contractual obligations. These gains were offset by our portion of the losses incurred in our investment in Onstream Media amounting to approximately $85,000 for the six months ended March 31, 2004.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

REVENUE

Consolidated operating revenue increased approximately $171,000 (10%), from approximately $1,639,000 to approximately $1,810,000, primarily from the digital asset management sales of approximately $231,000, which resulted from the Virage purchase. There were no digital asset management sales for the comparable period in the prior year. This increase was partially offset by reduced revenues from our Network Solutions Group. Revenues from network equipment sales and rentals decreased approximately $27,000 (18%), from approximately $149,000 to approximately $122,000, due to the expiration of recurring rental agreements from the prior 2003 period. Revenues from network usage and services decreased approximately $26,000 (5%), from approximately $544,000 to approximately $518,000, as a result of our transition of several of our customer's circuits from our control to theirs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

OTHER INCOME (EXPENSE)

Other income (expense) includes interest income and expense and other income from gains and settlements. We had reduced interest expense by approximately $36,000 (19%) , from approximately $190,000 to approximately $154,000 , as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. Other income decreased $264,000 (93%), from approximately $285,000 to approximately $21,000, as a result of significant one-time settlements with creditors on existing obligations in the prior period. In the current period, other income includes approximately $41,000 from settlements, which were offset by our portion of the losses incurred in our investment in Onstream Media.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus at March 31, 2004 of approximately $1,059,000 , an increase of approximately $1,377,000 from a working capital deficit of approximately $318,000 as of September 30, 2003. The increase in working capital was primarily attributable to the redemption of the convertible debentures, which resulted in a gain of approximately $185,000. Cash used in operating activities was approximately $941,000 for the six months ended March 31, 2004. Our net loss of approximately $1,432,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $734,000, amortization of deferred services satisfied by issuing stock of approximately $201,000 and the amortization of discount on notes payable of approximately $152,000 , also paid with stock. These non-cash costs are partially offset by approximately $308,000 from the gain from settlements of obligations. Primary uses of cash from operations are from an increase in receivables and prepaid expenses, which were partially offset by an increase in payables. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

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

Date: November 12, 2004	Visual Data Corporation, A Florida corporation
/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer and Acting Chief Financial Officer