Form 10QSB/A
period 2004-06-30
VISUAL DATA CORP
filed 2004-11-15
CIK 919130

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

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
Unaudited Condensed Consolidated Balance Sheet at June 30, 2004
and Condensed Consolidated Balance Sheet at September 30, 2003	4 – 5

Unaudited Condensed Consolidated Statements of Operations for the Nine and Three
Months Ended June 30, 2004 and 2003	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 2004 and 2003	7 – 8

Notes to Unaudited Condensed Consolidated Financial Statements	9 – 21

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	22 – 29

Item 3 - Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	30

Item 2 – Changes in Securities and Use of Proceeds	30

Item 3 – Defaults upon Senior Securities	30

Item 4 – Submission of Matters to a Vote of Security Holders	30

Item 5 – Other Information	30

Item 6 - Exhibits and Reports on Form 8-K	30

Signatures	31

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,967	$82,374
Restricted cash	207,876	1,002,308
Accounts receivable, net of allowance for doubtful
accounts of $37,991 and $332,158, respectively	1,277,822	867,881
Prepaid expenses	651,296	265,830
Subscription receivable	—	300,000
Inventories	54,475	169,483
Other current assets	14,334	3,042

Total current assets	2, 263,770	2,690,918

PROPERTY AND EQUIPMENT, net	844,233	943,360
INTANGIBLE ASSETS, net	1,830,512	1,996,619
GOODWILL, net	2,071,444	2,071,444
OTHER NON-CURRENT ASSETS	1,306,648	811,925

Total assets	$8,316,607	$8,514,266

(Continued)

VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003

	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,442,731	$1,414,020
Deferred revenue	25,492	42,915
Current portion of obligations under capital leases	5,293	8,768
Current portion of note payable	244,800	—
Convertible debentures	—	1,543,384

Total current liabilities	1,718,316	3,009,087

NOTE PAYABLE	2,547,645	2,251,027

Total liabilities	4,265,961	5,260,114

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares
Class A8, par value $.0001 per share, authorized
300,000 shares, 232,750 and 257,750 issued and
outstanding, respectively	24	26
Class A9, par value $.0001 per share, authorized
100,000 shares, 0 and 20,000 issued and
outstanding, respectively	—	2
Class A11, par value $.0001 per share, authorized
25,000 shares, 25,000 and 0 issued and
outstanding, respectively	3	—
Common stock, par value $.0001 per share;
Authorized 75,000,000 shares, 4,618,324 and
3,246,443 issued and outstanding, respectively	462	325
Additional paid-in capital	62,382,139	58,829,927
Accumulated deficit	(58,331,982)	(55,576,128)

Total stockholders' equity	4,050,646	3,254,152

Total liabilities and stockholders' equity	$8,316,607	$8,514,266

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

     VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)

	Nine Months Ended			Three Months Ended
	June 30,			June 30,

	2004	2003		2004		2003

REVENUE:
Webcasting and related equipment sales	$2,684,564		$2,833,500		$910,549		$1,025,157
Network equipment sales and rentals	500,859		605,409		240,141		243,154
Network usage	1,577,112		1,669,089		516,952		539,294
Travel production and distribution	194,334		305,547		57,240		89,135
Digital asset management sales	647,094		—		416,523		—

Total Revenue	5,603,963		5,413,545		2,141,405		1,896,740

OPERATING EXPENSES:
Webcasting and related equipment costs	757,693		958,526		237,605		292,710
Network equipment sales and rentals	295,771		325,776		150,466		142,830
Network usage	812,715		790,529		277,943		236,332
Travel production and distribution	11,067		8,492		2,029		912
Digital asset management costs	193,458		—		100,823		—
General and administrative:
Compensation	2,973,188		2,889,950		1,108,191		916,916
Professional fees	767,182		748,217		349,609		206,986
Other	1,035,236		988,505		376,219		338,438
Sales and marketing	6,287		14,316		—		1,050
Depreciation and amortization	1,066,882		1,536,024		333,042		474,082

Total operating expenses	7,919,479		8,260,335		2,935,927		2,610,256

Loss from operations	(2,315,516)		(2,846,790)		(794,522)		(713,516)

OTHER INCOME (EXPENSE):
Interest income	6,151		592		1,735		393
Interest expense	(461,967)		(867,809)		(177,126)		(449,064)
Other income (expense)	143,599		593,876		(225,956)		292,179

Total other income (expense), net	( 3 12,217)		(273,341)		(401,347)		(156,492)

Net loss	$(2,627,733)	$	(3,120,131)	$	(1,195,869)	$	(870,008)

Loss per share – basic and diluted:
Net loss per share	$(.62)		$(1.39)		$(.26)		$(.35)

Weighted average shares of
common stock outstanding	4,230,258		2,248,048		4,561,621		2,472,218

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

     VISUAL DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,627,733)	$(3,120,131)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,066,881	1,536,024
Gain from settlements of obligations	(308,286)	(622,678)
(Loss) gain on equity basis investment in Onstream Media	(222,747)	41,102
Provision for doubtful accounts	35,999	(42,466)
Reserve for inventory obsolescence	47,214	—
Loss on disposition/retirement of fixed assets	29,447	13,350
Interest expense on notes payable	79,625	345,068
Interest expense on convertible debentures	72,221	61,292
Amortization of discount on notes payable	244,593	316,350
Amortization of debt issue costs	17,414	69,406
Amortization of deferred services and incentives	428,026	435,644
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(445,940)	226,726
(Increase) decrease in prepaid expenses	(81,575)	69,127
(Increase) decrease in other current assets	(9,687)	2,116
Decrease in inventories	67,794	173,736
Increase (decrease) in accounts payable and accrued liabilities	224,433	(537,912)
Decrease in deferred revenue	(17,423)	(75,501)

Net cash used in operating activities	(1,399,744)	(1,108,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(171,950)	(240,868)
Decrease (increase) in restricted cash	794,432	(1,000,270)
Purchase of Virage software and assets	(651,332)	—
(Increase) decrease in other non-current assets	(82,257)	13,105

Net cash used in investing activities	(111,107)	(1,228,033)

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $58,331,982 as of June 30, 2004. The Company's operations have been financed primarily through the issuance of equity and debt. The Company may be required to seek additional capital to continue operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. For the nine months ended June 30, 2004, we had a net loss of $2,627,733 and cash used in operations of $1,399,744. At June 30, 2004, we had a total of $265,843 of cash and cash equivalents, which includes $207,876 of restricted cash provided as a result of the financing of long-term debt from a shareholder (See Note 3).

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

	For the nine months ended		For the three months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss, as reported	$2,27,733	$3,120,131	$1,195,869	$870,008
Total stock based compensation expense*	420,135	547,188	140,017	182,396

Pro forma net loss	$3,047,868	$3,667,319	$1,335,886	$1,052,404

Net loss per share – basic and diluted:
Net loss per share, as reported	$.62	$1.39	$.26	$.35

Net loss per share, pro forma	$.72	$1.63	$.29	$.43

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

NOTE 2: INVESTMENTS

On March 31, 2003, the Company increased its $200,000 investment in Onstream Media by an additional $750,000 through the issuance of Class A-7 Convertible Preferred Stock. Our board of directors appointed Randy Selman and Alan Saperstein to represent the Company on the board of directors of Onstream Media. There are currently 4 board members on the Onstream Media board of directors. Onstream Media is a development stage company that intends to provide a desktop solution for corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The Onstream system is being designed to digitize, encode, index, transport and centralize all rich media content within an organization and make it immediately available worldwide, with the expectation that it will save companies valuable time and money. The system is being designed and managed by SAIC, a large IT security firm, providing services to all branches of the federal government as well as the world's leading corporations. Beginning April 1, 2003, the Company's investment is accounted for under the equity method. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred based upon a review of budgeted amounts compared with actual results. For the nine months ended June 30, 2004, included in other income and expense is a loss of approximately $223,000, which represents approximately 28% of the loss from Onstream Media for the nine months ended June 30, 2004. These investments, with a net value at June 30, 2004 of approximately $556,000, are included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. Also, included in the Company's other non-current assets total is approximately $525,000 owed by Onstream Media to the Company for advances to pay various operating expenses. (NOTE 3).

VISUAL DATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 3: NOTES PAYABLE

The Company has a long-term note of $3,000,000 to one of the Company's major shareholders, which is collateralized by all of the assets of the Company. As compensation for this transaction, the Company issued this shareholder 140,000 shares of Class A-8 Convertible Preferred Stock ("Class A-8 Preferred Stock") valued at $840,000. Such amount is included in prepaid expenses and other non-current assets for the long-term portion, and is being amortized over the term of the loan. The stated value of the Class A-8 is $6 per share. The Class A-8 Preferred Stock is zero coupon and each share converts to 1.33333 shares of common stock (at $4.50 per share). The value of the Class A-8 Preferred Stock of $840,000 was recorded as a discount to the note. In accordance with APB 21, the unamortized transaction costs from the original obligation and the discount from the refinancing have been recorded in the balance sheet as a reduction to the obligation. The transaction fees paid on the refinancing of approximately $164,000 were expensed as incurred. The original obligation transaction costs and the discount (collectively "net discount") that have been capitalized as a reduction to the obligation on the balance sheet and are being amortized over the term of the loan using the effective interest method. At June 30, 2004 and September 30, 2003, the Company has approximately $532,000 and approximately $749,000 of net discount netted from Note Payable, respectively.

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

Detailed below are the results of operations by segment for the nine and three months ended June 30, 2004 and 2003.

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue:
Webcasting Group	$2,684,564	$2,833,500	$910,549	$1,025,157
Networking Solutions Group	2,725,065	2,274,498	1,173,616	782,448
Travel Group and Other	194,334	305,547	57,240	89,135

Total consolidated revenue	$5,603,963	$5,413,545	$2,141,405	$1,896,740

Segment operating income (loss)
Webcasting Group	$757,442	$491,886	$278,108	$293,160
Networking Solutions Group	362,662	270,680	164,317	114,644
Travel Group and Other	45,498	122,435	15,475	38,857

Total operating income (loss)	1,165,602	885,001	457,900	446,661

Depreciation and amortization	1,066,882	1,536,024	333,042	474,082
Corporate and unallocated shared expenses	2,414,236	2,195,767	919,380	686,095
Other expense (income)	312,217	273,341	401,347	156,492

Net loss	$(2,627,733)	$(3,120,131)	$(1,195,869)	$(870,008)

	June 30,

	2004	2003

Total assets:
Webcasting Group	$2,223,029	$3,290,966
Networking Solutions Group	3,701,038	3,055,954
Travel Group	135,614	193,854
Other	2,256,926	2,639,533

Total	$8,316,607	$9,180,296

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

RESULTS OF OPERATIONS

Our consolidated net loss for the nine months ended June 30, 2004 was approximately $2,628,000 ($.62 per share) as compared to approximately $3,120,000 ($1.39 per share) for the same period in 2003, a decrease of approximately $492,000 (16%) . Included in our results for 2004 is an increase in other expense, net of approximately $39,000 . The increase in other expense, net was the result of a decrease in interest expense of approximately $406,000 resulting from the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. This was offset by an increase in other expense of approximately $450,000 primarily as a result of an increase in the equity pick-up from Onstream Media of $182,000 and a decrease in settlement income of $257,000 for the nine months ended June 30, 2004.

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

	For the nine months ended June
	30,
	2004	2003	Variance	Percent

Total revenue	$5,603,963	$5,413,545	$190,418	3.5%

Operating Expenses:
Cost of revenue	2,070,704	2,083,323	(12,619)	(.6)%
General and administrative	4,775,606	4,626,672	148,934	3.2%
Sales and marketing	6,287	14,316	(8,029)	(56.0)%
Depreciation and amortization	1,066,882	1,536,024	(469,142)	(30.5)%

Total Operating Expenses	7,919,479	8,260,335	(340,856)	(4.1)%

Loss from operations	(2,315,516)	(2,846,790)	(531,274)	(18.7)%

Other income (expense)	(312,217)	(273,341)	38,876	14.2%

Net loss	$(2,627,733)	$(3,120,131)	$(492,398)	(5.8)%

	For the three months ended June 30,
	2004	2003	Variance	Percent

Total revenue	$2,141,405	$1,896,740	$244,665	12.9%

Operating Expenses:
Cost of revenue	768,866	672,784	96,082	14.3%
General and administrative	1,834,019	1,462,330	371,689	25.4%
Sales and marketing	—	1,050	(1,050)	(100)%
Depreciation and amortization	333,042	474,082	(141,040)	(29.8)%

Total Operating Expenses	2,935,927	2,610,256	325,671	12.5%

Loss from operations	(794,522)	(713,516)	83,006	11.4%

Other income (expense)	(401,347)	(156,492)	244,855	156.5%

Net loss	$(1,195,869)	$(870,008)	$305,861	37.5%

Nine months ended June 30, 2004 compared to the nine months ended June 30, 2003

REVENUE

Consolidated operating revenue increased approximately $190,000 (4%), from approximately $5,414,000 to approximately $5,604,000, primarily from the digital asset management sales of approximately $647,000, which resulted from the Virage purchase. The digital asset management sales are included in the Networking Solutions Group. There were no digital asset management sales for the comparable period in the prior year. This increase was partially offset by reduced revenues from the Travel and Webcasting Groups and the network equipment sales and usage. Revenues from network equipment sales and rentals decreased approximately $105,000 (17%) due to the expiration of recurring rental agreements from the prior 2003 period. Revenues from network usage decreased approximately $92,000 (6%) as a result of our transition during fiscal 2003 of several of our customer's circuits from our control to theirs. For these transitioned circuits, the customer is now billed directly from the telephone carrier on these circuits, which has resulted in a decrease in revenues. Revenues from the Webcasting Group decreased approximately $149,000 (5%) as a result of an increase in competition. The number of webcasts produced decreased to 5,087 webcasts for the nine months ended June 30, 2004 compared to 6,381 webcasts for the comparable period in the prior year. The decrease in webcasts is primarily attributable to a reduction in the number of lower end audio-only webcasts the Company sold as a result of competitors offering lower prices. The Company anticipates that it will continue to see competition in these lower end products from other companies which offer an automated solution. The decrease in number of webcasts was partially offset by the up-selling of basic audio only conference calls to higher end, feature rich audio and video products. As a result, the average revenue per webcast event increased from approximately $444 for the nine months ended June 30, 2003 to approximately $528 for the nine months ended June 30, 2004. During the balance of fiscal 2004 and into fiscal 2005 the Company will continue to focus on these higher end webcast services. Revenues from the Travel Group decreased approximately $111,000 (36%) as a result of fewer new customer vignettes produced. As part of our overall strategy to become cash flow positive, we decided to lower expenses and reduce the staff to essential employees. We do not anticipate an increase in revenues in the Travel Group during fiscal 2004.

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

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income and expense and other income and expenses. We had reduced interest expense by approximately $406,000 (47%) , from approximately $868,000 to approximately $462,000 , as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. In addition, the nine months ended June 30, 2003 included the transaction costs for the restructuring of the $3,000,000 note of approximately $165,000 that was reflected in interest expense. These transaction costs associated with the restructuring were expensed in accordance with APB 21. Other income (expenses), net decreased $450,000 (76%), from approximately $594,000 to approximately $144,000, as a result of inventory reserves and write-offs of approximately $56,000 in 2004, fixed assets disposals of approximately $29,000 in 2004 and recording the current period losses for our investment in Onstream Media of approximately $223,000 for the nine months ended June 30, 2004. In addition, the nine months ended June 30, 2003 included a one-time gain on the sale of fixed assets for approximately $140,000.

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

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income and expense and other income and expense. We had reduced interest expense by approximately $272,000 (61%) , from approximately $449,000 to approximately $177,000 , as a result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. In addition, the three months ended June 30, 2003 included the transaction costs for the restructuring of the $3,000,000 note of approximately $165,000 that was reflected in interest expense. These transaction costs associated with the restructuring were expensed in accordance with APB 21. Other income decreased $518,000 (177%), from approximately $292,000 of other income to approximately $226,000 of other expense, primarily as a result of a decrease in settlement income of $345,000 in 2004 and an increase in expense of $96,000 related to the equity pick-up for our investment in Onstream Media in 2004. In addition, there was a $56,000 expense for inventory reserves and write-offs in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus at June 30, 2004 of approximately $545,000 , an increase of approximately $863,000 from a working capital deficit of approximately $318,000 as of September 30, 2003. The increase in working capital was primarily attributable to the redemption of the convertible debentures, which resulted in a gain of approximately $185,000. Cash used in operating activities was approximately $1,400,000 for the nine months ended June 30, 2004. Our net loss of approximately $2,628,000 is reduced by non-cash items of depreciation and amortization amounting to approximately $1,067,000, amortization of deferred services satisfied by issuing stock of approximately $428,000 and the amortization of prepaid interest expense of approximately $152,000 , also paid with stock, and the amortization of discount on notes payable of approximately $245,000, paid primarily with the issuance of common stock. These non-cash costs are partially offset by approximately $308,000 from the gain from settlements of obligations and the loss of approximately $223,000 from the allocation of losses from Onstream Media. Primary uses of cash from operations are from an increase in receivables and other non-current assets, which were partially offset by an increase in payables. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
31.1 -	Section 302 Certification of Chief Executive Officer

31.2 -	Section 302 Certification of Chief Financial Officer

32.1 -	Section 906 Certification of Chief Executive Officer

32.2 -	Section 906 Certification of Chief Financial Officer

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

Date: November 12, 2004

/s/ Randy S. Selman
------------------------------
Randy S. Selman, President and
Chief Executive Officer and
acting Chief Financial Officer

