Form 10KSB
period 2004-09-30
Onstream Media CORP
filed 2005-01-13
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _________ to ___________

                         Commission file number 000-22849

                           Onstream Media Corporation
                           --------------------------
                 (Name of small business issuer in its charter)

            Florida                                         65-0420146
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1291 SW 29 Avenue
Pompano Beach, Florida                                  33069
----------------------                                ----------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number   954-917-6655

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered

            None                                    not applicable
-------------------------------       ------------------------------------------
    (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

           common stock
--------------------------------------
         (Title of class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $ 7,578,888 for the 12 months ended September 30, 2004.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on December 31, 2004 is approximately $9.0 million.

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 31, 2004, 6,889,290 shares of common stock are issued and outstanding.

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

      Transitional Small Business Disclosure Form (check one):  Yes |_| No |X|

       CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

      Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2004. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      When used in this Annual Report, the terms "we", "our", and "us" refers to Onstream Media Corporation, formerly known as Visual Data Corporation, a Florida corporation, and its subsidiaries.

      All share and per share data contained herein gives proforma effect to the one for 15 reverse stock split of our common stock effected on June 24, 2003.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS

      At September 30, 2004, the date of the audited consolidated financial statements appearing elsewhere in this annual report, we owned approximately 27% of Onstream Media Corporation, a privately held development stage company ("Acquired Onstream"), which was reduced to approximately 26% by Acquired Onstream's issuance of additional common shares to pay consultants after September 30. On December 23, 2004 we closed our acquisition of the remaining approximately 74% of Acquired Onstream (the "Onstream Merger"). Under the terms of the Onstream Merger agreement, each share of Acquired Onstream outstanding immediately prior to the merger was converted into the right to receive 0.1481 shares of our common stock and every Acquired Onstream option or warrant outstanding was converted into the right to receive a option or warrant to purchase shares of our common stock upon the same exchange ratio, with the exercise price adjusted by the inverse of the exchange ratio. Accordingly, upon the closing of the Onstream Merger, we issued an aggregate of 2,207,966 shares of our common stock and options and warrants to purchase an additional 463,554 shares of our common stock with an exercise price of $3.376 per share.

      Immediately prior to the closing of the Onstream Merger, we also closed on the sale of 8% senior secured converted notes and related securities and the sale of Series A-10 Convertible Preferred Stock and common stock purchase warrants resulting in aggregate gross proceeds to us of $6.5 million (collectively, the "Financing Transactions"). See Item 5 - Recent Sales of Unregistered Securities. The closing of the Financing Transactions was a condition precedent to the closing of the Onstream Merger. After certain payments, approximately $1.6 million of cash remained to satisfy existing accounts payable and future working capital requirements, including the funding of unfinanced capital expenditures and operating losses. See Item 6 - Liquidity and Capital Resources.

      As both the closing of the Financing Transactions and the Onstream Merger occurred after September 30, 2004, the audited consolidated financial statements appearing elsewhere in this annual report give no effect to either transaction. However, the disclosures in the remainder of this annual report were prepared assuming the issuance of all debentures, shares, warrants and options related to the Financing Transactions and the Onstream Merger.

      Effective January 5, 2004 we changed our corporate name from Visual Data Corporation to Onstream Media Corporation. This name change was undertaken to allow both the parent company and the Acquired Onstream subsidiary to present a more uniform brand in their respective marketing activities.

      Prior to the closing of the Onstream Merger, our operations were organized into three main operating groups - Webcasting, Travel and Networking Solutions. Following the closing of the Onstream Merger, we reorganized our operations into two main operating groups - Webcasting and Digital Asset Management. The new Webcasting Group contains the operations of both our previous Webcasting and Travel Groups and the Digital Asset Management Group contains the operations of our previous Networking Solutions Group plus the operations acquired in the Onstream Merger.

OUR BUSINESS, PRODUCTS AND SERVICES

      We are a business services provider that specializes in video and rich media communication, webcasting and digital asset management services. Utilizing processing and distribution software, we provide encoding, editing, indexing and querying services. Our objectives in this service segment of our business continues to be the building of a fully robust, comprehensive digital asset management (DAM) feature set that virtually any company, government agency or other enterprise having a need to manage rich media content will be able to utilize in an affordable and highly secure environment.

      Our operations are organized in two main operating groups:

      o     Webcasting Group

      o     Digital Asset Management Group

      Products and services provided by each of the groups are:

      WEBCASTING GROUP

      The Webcasting Group provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video Webcasting and on-demand audio and video streaming for any business, government or educational entity.

      Our Webcasting Group, which operates from facilities in Pompano Beach, Florida and New York City, New York, was created to provide online webcasting services, a cost effective means for corporations to broadcast conference calls live, making them available to the investing public, the media and to anyone worldwide with Internet access. We market the webcasting products through a direct sales force and through channel partners. Each webcast can be heard and/or viewed live, and then archived for replay for an additional fee with an option for accessing the archived material through a company's own web site. Major corporations and small businesses are hiring us to produce live webcasts and custom videos for the web to communicate corporate earnings announcements, conference calls on the web, on-demand audio and video media, product launches, internal training, corporate video news and profiles, crisis communications, and basic online multimedia fulfillment.

      In February 2002 we acquired Media On Demand, Inc. ("MOD"), a privately-held company which provided its customers with vertically integrated streaming media solutions, from onsite production through delivery to end-users. These solutions included original production, editing, and digital encoding of audio and video content, Internet website design and development, and Internet distribution and hosting. MOD's acquired operations, plus the original Visual Data webcasting business comprise our Webcasting Group.

      Following the reorganization of our operations in December 2004, our Webcasting Group also includes the operations of our Travel Group. The Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from two to four minutes. In addition to the vignettes, we offer a commercial on the web, which consists of a two minute narrated photo presentation of corporate properties. We warehouse all of our travel content on our own on-line travel portal www.travelago.com. We own or co-own virtually all the content we create, which we believe provides us with desirable content for syndication.

      As the  integration of our Travel Group's  operations  into our Webcasting
Group did not occur until the first quarter of fiscal 2005, the audited consolidated financial statement appearing elsewhere in this annual report reflect the results of these two operating groups separately. Our Webcasting Group, which represented approximately 44.5% and 51.5% of our revenues for the years ended September 30, 2004 and 2003, respectively, generates revenues through production and distribution fees. The Travel Group, which represented approximately 3.3% and 5.5% of our revenues for the years ended September 30, 2004 and 2003, respectively, generates revenues from production and distribution fees. Beginning with the three months ended December 31, 2004 the results of our Webcasting Group will also include the results of our Travel Group.

      DIGITAL ASSET MANAGEMENT GROUP

      Our Digital Asset Management Group, which operates from facilities in San Francisco, California, provides digital asset management services. Digital asset management is a set of coordinated technologies and processes that allow the quick and efficient storage, retrieval, and reuse of the digital files that are essential to all businesses. These digital files include photos, videos, audio files, engineering specs, architectural plans, web pages, and many other pieces of business collateral. Digital asset management provides the business rules and processes needed to acquire, store, index, secure, search, export and transform these assets and their descriptive information. In addition, the Digital Asset Management Group services include providing connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet service providers. The Digital Asset Management Group also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, video compression and transport equipment, teleconferencing equipment, and other innovative products to facilitate our broadcast and production applications.

      In June 2001 we acquired Entertainment Digital Network, Inc. ("EDNET"), a publicly-held company which developed and marketed integrated systems for the delivery, storage and management of professional quality digital communications for media-based applications, including audio and video production for the North American advertising and entertainment industries. EDNET has established a private wide-area network (WAN) through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunication providers, which enables the collaborative exchange of high quality audio, or for compressed video and multimedia data communications. EDNET also provided engineering services, application-specific technical advice, and audio, video and networking hardware and software as part of its business. EDNET manages a global network with approximately 600 active access locations, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim.

      As described above, in December 2004 we completed the Onstream Merger. Acquired Onstream was a development stage company which was founded in 2001 with the business objective of developing a feature rich digital asset management service and offering the service on an application service provider (ASP) basis to exploit the confluence of trends in broadband access and the cost of digital storage media. This product (the "Onstream Media Platform") will allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution.

      The Onstream Media Platform is being designed and managed by Science Applications International Corporation ("SAIC") (one of the country's foremost IT security firms providing services to all branches of the federal government as well as leading corporations) and is actually comprised of four separate
"products", two of which are now available on an individual basis. All four products will be ultimately accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating important security features available through SAIC. The four separate products are transcoding (available now); storage (available now); search and retrieval (expected availability April 2005); and distribution (expected availability April 2005).

      We believe that the Onstream Media Platform will expand our product offering by providing our Fortune 1000 and media and entertainment customers a low cost monthly service for the storage, streaming, encoding, collaboration and distribution of digital rich media. The closing of the Onstream Merger brings new target markets for our webcasting services that include government, healthcare, education, telecommunications and international sectors. We believe that these verticals also have strong requirements for digital asset management services and are the primary business sectors for SAIC. Our purchase of assets and licensing of software from Virage (see below) permitted us to begin providing digital asset management services during the second quarter of fiscal 2004; however, we did not own the related data and storage facilities. As a result of the Onstream Merger, we believe that we will be able to complete and utilize the Onstream Media Platform, including a data and storage facility managed and owned by us. We also believe the Onstream Merger will expose our company to significant incremental revenue opportunities in our webcasting and EDNET businesses. We believe that being able to offer our clients such instrumental product and services is a critical element to differentiating our company from our competitors in the marketplace.

      In March 2002, Acquired Onstream contracted with SAIC to build its Alpha platform and demonstration system. In June 2003, Acquired Onstream and SAIC entered into a Basic Ordering Agreement for Professional Solutions ("BOA"), pursuant to which SAIC would build the Onstream Media Platform. The original term of the agreement runs through December 31, 2006 and we, as successor to Acquired Onstream, may, at our option, extend the term for up to an additional 48 months by executing four one-year renewal options. SAIC agreed to design the Onstream Media Platform, as hosted and managed by SAIC, to allow for the addition and customization of applications to fit the specific needs of customers. SAIC also agreed to provide certain hosting and back-office services directly to us, as successor to Acquired Onstream, and in support of our customers. The initial estimated cost of the work to be performed by SAIC under the BOA was $8.0 million, which was based upon SAIC creating all original software for the Onstream Media Platform. The amount to complete a working platform has been substantially reduced during the course of the project to approximately $1,700,000 (plus $140,000 stock) as a result of the integration of third-party, off the shelf software and as well as the assets Acquired Onstream acquired from Virage and North Plains. To date, SAIC has been paid approximately $1,150,000 (plus $60,000 stock) and the remaining approximately $550,000 (plus $80,000 stock) necessary to complete the platform, which includes payments for third party software as well as integration by SAIC, will be funded from the proceeds of the Financing Transactions. These amounts do not include software acquired from Virage nor capitalizable computer equipment we will purchase to use in the development.

      Upon payment of all amounts due SAIC for each software module described in the BOA (exclusive of third party software), SAIC will grant us, as Acquired Onstream's successor, a royalty-free, worldwide, perpetual non-transferable license to operate the software created by SAIC for our internal business purposes, by our customers on an ASP basis so long as hosting and OSS/BSS (operating support systems/business support systems) services are provided exclusive by SAIC, and for back-up hosting and disaster recovery purposes. In addition, upon payment to SAIC of 20% of the original total development costs (excluding third party software) for any particular software which SAIC has developed under the BOA, SAIC will grant us, as Acquired Onstream's successor, a royalty-free, perpetual, world wide license to such software which includes the right to distribute the software on an ASP basis to our customers, to a third party hosting the software on behalf of us and our customers as end users on an ASP basis, and to end users under an enterprise license for the end user's internal business purposes only. In addition, we, as Acquired Onstream's successor, will have the right to create extensions and enhancements to the software which will be owned by us, and we will grant SAIC a royalty free, world wide, perpetual, non-exclusive license, sublicense and transferable license to operate and modify the extensions and enhancements for itself and its clients. In addition, the agreement with SAIC restricts SAIC from offering an outsourced solution that allows for the management and use of digital rich media with flexible applications such as collaboration and re-purposing to any third party during the term of the agreement.

      In February 2004 we acquired certain assets from Virage, Inc. The assets acquired included the assignment of customer contracts for the performance of digital asset management services as well as assistance in the integration of those activities into our operations.

      In February 2004, Acquired Onstream entered into a license agreement whereby it licensed certain software from Virage, Inc. This software is being integrated into the Onstream Media Platform.

      In May 2004 Acquired Onstream entered into a license agreement with Nine Systems, a software vendor of Internet protocol-based billing and provisioning solutions. Under this agreement, we, as Acquired Onstream's successor, licensed on a perpetual basis the Nine Systems billing and provisioning software including systems integration support.

      In September 2004 Acquired Onstream entered into an agreement with Gistics, Inc. under which Gistics, Inc. will provide marketing services to us, as Acquired Onstream's successor. Gistics, Inc. is a leading expert in the digital asset management marketplace. In addition, Gistics, Inc. will also target customers from their data base of 3,000 companies who are potential customers for our subscription services.

      In October 2004 SAIC agreed to both use internally as well as resell Acquired Onstream's digital asset management platform on a subscription basis.

      In November 2004 under the terms of a letter agreement Autonomy, a software developer, agreed to resell Acquired Onstream's services.

      In December 2004 North Plains, a software developer of digital asset management repositories and work flow engines, entered into an agreement with us, as Acquired Onstream's successor, to provide its software for use in our digital asset management services platform.

      Our Digital Asset Management Group (formerly our Networking Solutions Group), which represented approximately 52.2% and 43.0% of our revenues for the years ended September 30, 2004 and 2003, respectively, generates revenues primarily from network usage fees, the sale and rental of equipment, and fees for management of digital assets.

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

      We intend to expand our marketing efforts during the coming year under a plan that includes print advertising and direct mail. See Item 6 - Liquidity and Capital Resources.

      In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure purposes. For the years ended September 30, 2004 and 2003, we provided webcasting services to one significant customer, Thomson Financial Group, under a contract which can be terminated upon a 30-day notification. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $1,808,000, or 24%, and approximately $1,727,000, or 25%, of total consolidated revenue for the years ended September 30, 2004 and 2003, respectively. These revenues represented approximately 54% and 49% of Webcasting Group revenues for the same periods. See Risk Factors below. Other than this agreement, no other agreement with a customer has represented more than 10% of our revenues during these periods.

COMPETITION

      We operate in highly competitive and rapidly changing business segments. We expect our competition to intensify. We compete with:

- other web sites, Internet portals and Internet broadcasters to acquire and provide content to attract users;

- video and audio conferencing companies and Internet business service broadcasters;

-     online services, other web site operators and advertising networks;

-     traditional media, such as television, radio and print; and

-     end-user software products.

      Our webcasting products and services fall into two competitive areas: live or archived financial and fair-disclosure related conferences, and all other live or archived webcast productions for the corporate, financial, educational and government segments. In the conferences area, we compete with Akamai, ON24, IVT, WILink, Wall Street Transcripts, Netbriefings, Loudeye and others that offer live webcasts of quarterly earnings conference calls. For other webcast production, we compete with Loudeye and other smaller geographically local entities. Our production services, however, have been in demand by some of our competitors, and from time to time we have provided services to these companies. The nature of the streaming media sector of the Internet market is highly interdependent while being competitive.

      During fiscal 2004, our Webcasting Group experienced a decline in its revenues, primarily as a result of competitive pressures reducing the number of audio-only webcasts. However, we expect this declining trend to reverse during fiscal 2005 as sales of higher priced video webcasts continue to grow.

      Our Digital Asset Management Group's competition in audio and video networking services is based upon the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of audio networking competitors are, and will remain small. Our primary video networking competitors are video appliance dealers that source video transport hardware. This group's advantage is one that provides a total solution including system design, broadband sourcing, and custom software connectivity applications that include a comprehensive digital path for television commercial transport.

      While there is competition for the provision of digital asset management services by our Digital Asset Management Group, this is a relatively new product with few established providers. We believe that our approach of partnering with established providers such as SAIC, Virage Application Services and North Plains reduces the competition in this area. We also believe that our ability to offer integrated webcasting, networking and other services as part of "full service" digital asset management limits direct competition. However, companies that compete in some portion of the digital asset management market targeted by us include MerlinOne, Clear Sky, eMotion, Aquant, Getty Images, Quebecor, American Color, Ascent Media, Wam!Net, Interchange Digital and Publicis.

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

      By distributing content over the Internet, we face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. To protect our company from such claims, we maintain general liability insurance (including umbrella coverage) of $3.0 million. The general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify us for any liability to which we may be exposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

      We may pursue the registration of certain of our trademarks and service marks in the United States, although we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

EMPLOYEES

      At December 31, 2004 we had 61 full time employees, of whom 29 were design, production and technical personnel, 13 were sales and marketing
personnel  and  19  were  general,   administrative  and  executive   management
personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

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

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

      We have incurred losses since our inception, and have an accumulated deficit of $59.7 million as of September 30, 2004. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2004, we had a net loss of approximately $4.0 million and cash used in operations was approximately $1.1 million. We had approximately $200,000 of cash, primarily restricted cash, as of September 30, 2004. As described elsewhere in this annual report, in December 2004 we closed on the Financing Transactions, which resulted in gross proceeds to us of $6.5 million. After certain payments, approximately $1.6 million of cash remained to satisfy existing accounts payable and future working capital requirements, including the funding of unfinanced capital expenditures and operating losses. See Item 6 - Liquidity and Capital Resources.

      We are constantly evaluating our cash needs and existing burn rate, in order to make appropriate adjustments in operating expenses. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next twelve months to provide funding for ongoing future operations, or to refinance existing indebtedness. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our services successfully. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

OUR PRIMARY ASSETS SERVE AS COLLATERAL UNDER OUTSTANDING CONVERTIBLE DEBENTURES. IF WE WERE TO DEFAULT ON THESE AGREEMENTS, THE HOLDERS COULD FORECLOSE ON OUR ASSETS.

      On December 23, 2004, we sold $4.35 million principal amount of 8% convertible debentures. The interest of 8% is payable in cash or in-kind at our option if the average price during the 20-day period prior to payment exceeds $1.18 per share. The debentures contain a provision requiring mandatory redemptions of up to $1.0 million, although the earliest this could be required is $500,000 in December 2005 and an additional $500,000 in June 2006.

      The debentures are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries (permitting, however, borrowing in the ordinary course of business of up to $1.5 million). If we should default under the payment of interest when due, the funding of redemptions as required, or other provisions of the debentures, the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

WE ARE DEPENDENT ON CONTRACTS, SOME OF WHICH ARE SHORT TERM. IF THESE CONTRACTS ARE TERMINATED, OUR RESULTS OF OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

      We are dependent upon contracts and distribution agreements with our strategic partners and clients, including Thomson Financial Group (which includes its subsidiary CCBN). Revenues from sales to Thomson Financial Group (including CCBN) were approximately $1,808,000, or 24%, and approximately $1,727,000, or 25%, of total consolidated revenue for the years ended September 30, 2004 and 2003, respectively. These revenues represented approximately 54% and 49% of Webcasting Group revenues for the same periods. The contract with this customer can be terminated upon a 30-day notification. Because of the significant nature of the revenues from this contract to our consolidated results of operations, the termination of this contract could have a material adverse effect on our financial condition and results of operations.

AS A RESULT OF THE ONSTREAM MERGER, WE HAVE INCREASED OUR OPERATING EXPENSES WITHOUT ANY SIGNIFICANT INCREASE IN OUR REVENUES.

      Acquired Onstream was a development stage company which did not generate any significant revenues prior to the Onstream Merger. As a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, which are primarily attributable to contracted salaries and related employee expenses. While we current anticipate that the assets of Acquired Onstream, primarily the partially completed Onstream Media Platform, which have been incorporated into our Digital Asset Management Group's operations, will begin to generate revenues during the third quarter of fiscal 2005, we are unable to predict at this time the actual amount of any anticipated revenues or the timing thereof. These increased operating expenses will adversely affect our financial condition and results of operations in future periods until such time, if ever, that the Acquired Onstream assets begin to produce revenue.

WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE, PRODUCE, MARKET, OR SELL THE ONSTREAM MEDIA PLATFORM.

      Our December 2004 purchase of Acquired Onstream included approximately $2.6 million capitalized by Acquired Onstream prior to that date for licensed software and development work by SAIC, Virage and other third parties related to the partially completed Onstream Media Platform. Subsequent to the acquisition, we expect to spend approximately $450,000 to complete the platform in a commercially viable form by April 2005, plus approximately $300,000 for capitalizable computer equipment we will purchase to use in the development. As a result of the merger with Acquired Onstream, in addition to the anticipated costs of completing the Onstream Media Platform, we expect to incur incremental operating expenses of approximately $200,000 per quarter.

      The Onstream Media Platform is actually comprised of four separate "products", two of which are now available on an individual basis and the remaining two which we anticipate will be available in April 2005. All four products will be ultimately accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating important security features available through SAIC.

      Although we believe there is a market for the Onstream Media Platform and have identified some potential customers, we have not signed any significant binding sales contracts for the Onstream Media Platform and we do not know when, if ever, that we will generate any significant revenues from this product. In addition there is no assurance that we will be able to complete the Onstream Media Platform, will be able to complete it for the contemplated costs, or that it will be able to sell it on a profitable basis. Our inability to successfully complete and/or sell the Onstream Media Platform could have a material adverse effect on our financial condition and results of operations.

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

THE POTENTIAL EXERCISE OF OPTIONS AND WARRANTS AND/OR THE POTENTIAL CONVERSION OF SHARES OF OUR CONVERTIBLE PREFERRED STOCK AND/OR OUR CONVERTIBLE DEBENTURES (INCLUDING THE ADDITIONAL INVESTMENT RIGHT) AND/OR THE ISSUANCE OF ADDITIONAL COMMON SHARES IN SATISFACTION OF OUR LIABILITIES COULD BE DILUTIVE TO OUR EXISTING COMMON SHAREHOLDERS.

      As of December 31, 2004, after giving effect to the Financing Transactions and the Onstream Merger, there were 6,889,290 of our common shares outstanding. We issued another 300,000 common shares in January 2004 - See Item 10 - Severance Benefits.

      As of December 31, 2004 there were outstanding options and warrants to purchase a total of 7,356,774 shares of our common stock, with an average exercise price of $3.61 per share and the majority exercisable between $1.21 and $1.65 per share. In addition, as of December 31, 2004 there were 463,212 shares of our Class A-10 Convertible Preferred Stock outstanding, which is convertible into 4,632,120 shares of our common stock, as well as 8% convertible debentures which are convertible into 4,350,000 shares of our common stock.

      We are obligated for one year under the terms of an additional investment right granted in connection with the 8% convertible debentures to sell additional debentures and warrants, convertible into up to an additional 2,936,250 shares of our common stock. The terms of these additional debentures and warrants are identical to the terms of the initial debentures and warrants. There are no assurances, however, that the purchasers will ever exercise this additional investment right.

      We are obligated to satisfy a penalty of 2,000 common shares per day for every day, starting as early as September 1, 2004, that certain shares issued in previous financing transactions are not registered. We are unable to determine when this registration will be completed, including being made effective by the SEC, but in the event we do not successfully register these shares before February 28, 2005, we would be required to issue up to 362,000 common shares as a penalty with no additional consideration to us. In addition we expect to issue approximately 85,000 common shares in satisfaction of approximately $149,000 of accrued interest due to Mr. Fred DeLuca. The number of shares will be based on the fair market value of our common stock when they are issued.

      The conversion of the preferred stock and/or convertible debentures (including the additional investment right) and/or the exercise of outstanding options and warrants and/or the issuance of additional common shares in satisfaction of our liabilities may materially adversely affect the market price of our common stock and would have a dilutive effect on our existing common shareholders, if we were profitable.

A SUBSTANTIAL PORTION OF OUR ASSETS ARE COMPRISED OF GOODWILL AND OTHER INTANGIBLE ASSETS, WHICH MAY BE SUBJECT TO FUTURE IMPAIRMENT AND RESULT IN FINANCIAL STATEMENT WRITE-OFFS.

      Our prior acquisitions of several businesses have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $3.2 million at September 30, 2004, representing approximately 43% of our total assets and 116% of the book value of shareholder equity.

      In addition, the value of the common stock, options and warrants issued, plus direct transaction costs, for our acquisition of Acquired Onstream in December 2004 was approximately $7.6 million (based on fair market value at the date of the acquisition agreement). The carrying value of our investment in Acquired Onstream at the date of acquisition was approximately $400,000 and the estimated fair market value, at the date of the acquisition, of the tangible assets and liabilities acquired was a net liability of approximately $100,000. Therefore, as a result of this acquisition, approximately $8.1 million will be recorded as goodwill and other intangible assets arising from the acquisition.

      If there is a material change in our business operations, the value of the intangible assets we have acquired could decrease significantly. On an ongoing basis, we make an evaluation, partially based on discounted expected future cash flows, whether the carrying value of such intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

WE HAVE ISSUED DEBT AND PREFERRED SHARES IN DECEMBER 2004 CONTAINING SIGNIFICANT DISCOUNTS WHICH WILL ADVERSELY, AND POSSIBLY UNPREDICTABLY, AFFECT INTEREST AND DIVIDEND EXPENSE IN FUTURE YEARS.

      We are required to record the fair value of warrants issued in conjunction with the Financing Transactions, plus the potential value arising from a beneficial conversion feature included in the terms of the financing, as a discount to the stated financing amount. We have determined that this discount is $1,569,500 for the A-10 Convertible Preferred and $1,870,500 for the 8% convertible debentures, both issued in December 2004 which will be reflected on our balance sheet at December 31, 2004. These non-cash amounts will be amortized to dividend and interest expense over the four year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. For example, the convertible debentures contain a provision requiring mandatory redemptions of up to $1.0 million over the period from December 2005 through June 2006, which represents approximately 23% of the total issue.

      We are obligated for one year under the terms of an additional investment right granted in connection with the 8% convertible debentures to sell additional debentures and warrants, convertible into up to an additional 2,936,250 shares of our common stock. The terms of these additional debentures and warrants are identical to the terms of the initial debentures and warrants and their issuance would result in a discount equal to the value of the warrants plus the potential value of the beneficial conversion feature included in the terms of the financing. There are no assurances, however, that the purchasers will ever exercise this additional investment right.

      In addition to the above, as a result of the early repayment of certain debt from the proceeds of the Financing Transactions, the company's financial condition as of December 31, 2004 and the results of operations for the quarter then ended will be adversely affected by the write-off of approximately $500,000 of unamortized debt discount.

      The potential lack of predictability in our reported results arising from such items could result in volatility in our common stock price since these expenses might be difficult to explain to potential investors or to warn them about in advance. Our relationships with vendors or lenders might be similarly affected, resulting in difficulty in obtaining or maintaining such relationships.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2005.

      While we expect to expend significant resources over the next few months in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

      In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

      In addition to the above, in the event that our independent auditors are unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are able to unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements. In that event, the quotation of our common stock on the Nasdaq SmallCap Market could be adversely affected. In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

      In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 454,650 shares of our Class A-10 Convertible Preferred Stock were issued and outstanding at December 31, 2004 and another 8,562 shares were issued in January 2005. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

      In September 1997, we purchased from an unaffiliated third party a 25,000 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida which now serves as our corporate headquarters and houses all of our webcasting production, marketing and distribution activities. In September 2002, we completed the sale and lease back of these offices to an unaffiliated third party. In connection with the agreement we entered into a five-year lease ending in September 2007. The lease provides for one five-year renewal option. The monthly base rental is approximately $16,000 (including our share of property taxes and common area expenses) with annual three percent (3%) increases.

      Our subsidiary EDNET has its principal business offices located at 901 Battery Street, in San Francisco, California. This is a 7,800 square foot facility that operates as EDNET's administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. In addition, the facility operates as a backup to Florida for webcasting operations. We entered into a five-year lease agreement in May 2004, which provides for a monthly rental of approximately $13,000 with annual increases of up to 5%. The lease provides for one five-year renewal option at 95% of fair market value.

      Our subsidiary MOD has its principal business offices located at 440 9th Avenue, New York City, New York. This office, including available common areas, is approximately 2,000 square feet and serves as MOD's administrative headquarters. MOD leases this space from an unaffiliated third party under a lease expiring on December 31, 2005 for a monthly rental of $5,200.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      Our common stock is quoted on the Nasdaq SmallCap Market. From July 1997 until January 5, 2005 our common stock traded under the symbol "VDAT." On January 5, 2005 following the change of our corporate name to Onstream Media Corporation our trading symbol was changed to "ONSM."

      The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq Stock Market and for the period from October 1, 2002 through December 31, 2004. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                  High                 Low

      FISCAL YEAR 2003:

      First Quarter                               $ 4.20            $ 2.55
      Second Quarter                              $ 2.85            $ 1.35
      Third Quarter                               $ 3.39            $ 1.80
      Fourth Quarter                              $ 2.78            $ 2.17

      FISCAL YEAR 2004:

      First Quarter                               $ 3.05            $ 1.81
      Second Quarter                              $ 2.63            $ 1.96
      Third Quarter                               $ 2.80            $ 1.91
      Fourth Quarter                              $ 2.19            $ 1.18

      FISCAL YEAR 2005:

      First Quarter                               $ 1.79            $ 1.06

      On December 31, 2004, the last reported sale prices of the common stock on the Nasdaq SmallCap Market was $1.74 per share. As of December 31, 2004 there were approximately 521 shareholders of record of the common stock.

      DIVIDEND POLICY

      We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

      RECENT SALES OF UNREGISTERED SECURITIES

      During the year ended September 30, 2004, we issued 195,000 shares of our common stock, valued at approximately $434,000, to 13 individuals and entities as compensation for consulting and financial advisory services being provided over periods ranging from one to 12 months. These securities were issued in private transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipients were either accredited or otherwise sophisticated investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

      In December 2004 we issued an aggregate of 2,207,966 shares of our common stock to 26 individuals or entities in exchange for the approximate 74% of Acquired Onstream not then owned by us. Under the terms of the Onstream Merger we also issued the Acquired Onstream stockholders options and warrants to purchase 463,554 shares of our common stock with an exercise price of $3.376 per share in exchange for options and warrants held by them in Acquired Onstream.These securities were issued in private transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipients were either accredited or otherwise sophisticated investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. There was no underwriter involved in the Onstream Merger and we paid no commissions in connection therewith, although we issued to certain of our directors and management, as additional compensation for the closing of the Onstream Merger, immediately exercisable five-year options to purchase 1,350,000 shares of our common stock at $1.57 per share (fair market value at the date of issue).

      In January 2005, in connection with the Onstream Merger, we issued 150,000 shares of our common stock to Ms. Gail Babitt, our former CFO, and we issued 100,000 shares of our common stock to Mr. Stemper, our former COO, both who will assist us in the transition after the Onstream Merger. We have also issued Mr. Stemper 50,000 shares of our common stock in connection with a professional services agreement. These securities were issued in private transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipients were either accredited or otherwise sophisticated investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The recipients had access to business and financial information concerning our company. Each recipient represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

      In December 2004, we sold to 15 accredited investors 215,000 shares of our Class A-10 Convertible Preferred Stock ("Class A-10") at a purchase price of $10.00 per share, together with immediately exercisable five year common stock warrants to purchase 1,075,000 shares of our common stock at $1.50 per share, for gross proceeds of $2,150,000. We also issued 239,650 shares of Class A-10, plus 500,000 warrants under the same terms as the other Class A-10 purchasers, to an accredited investor in exchange for Class A-8 preferred stock held by him and in partial satisfaction of our note payable to that investor. Both sales were private transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption under Section 4(2) and Regulation D of that act. In addition, in January 2005, we issued the Class A-10 holders 8,562 additional shares of Class A-10, representing a fee of 8% per annum of the stated value of the Class A-10 from the later of June 8, 2004 or when the funds were received into our escrow account, to December 23, 2004. The Class A-10, including this in-kind fee, is convertible into 4,632,120 shares of our common stock. Adelphia Capital, LLC acted as managing placement agent for us in this transaction. We paid Adelphia and the other placement agents fees and a non-accountable expense allowance totaling $150,500, and issued them 215,000 common stock purchase warrants with terms identical to the warrants sold with the Class A-10. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

      In December 2004 we sold to 22 accredited investors $4.35 million principal amount of 8% senior secured convertible notes, together with common stock purchase warrants to purchase an aggregate of 1,522,500 shares of our common stock with an exercise price of $1.65 per share and an additional investment right. Adelphia Capital, LLC acted as managing placement agent for us in this transaction. We paid Adelphia and the other placement agents fees totaling $304,500 and issued them 435,000 common stock purchase warrants with terms identical to the warrants sold with the convertible notes. In addition, we paid an aggregate of $50,000 for legal fees and expenses of the managing placement agent. The sales were made in reliance on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) and Regulation D of that Act. The additional investment right entitles the holders to purchase up to an additional $2.175 million principal amount of 8% senior secured convertible notes and warrants to purchase up to an additional 761,250 shares of our common stock beginning on the closing date and ending on the one year anniversary date of the registration of the underlying shares of common stock. The terms and conditions of the securities contained in this additional investment right will be identical to the initial notes and warrants.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1996 Stock Option Plan and any compensation plans not previously approved by our shareholders as of September 30, 2004.

                                            Number of                  Weighted         Number of
                                            securities to be           average          securities remaining
                                            issued upon                exercise         available for future
                                            exercise of                price of         issuance under equity
                                            of outstanding             outstanding      compensation plans
                                            options, warrants          options,         (excluding securities
Plan category                               and rights                 warrants         reflected in column (a))
                                                                       and rights

                                                 (a)                      (b)                   (c)

1996 Stock Option Plan       (1) (2)            236,100                $21.93           3,263,900

Equity compensation plans
not approved by shareholders     (2)            369,212                $16.37           none

(1) Our 1996 Stock Option Plan has previously been approved by our shareholders, and reflects the only such equity compensation plan for which we have sought shareholder approval. On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 plan options and added an equity compensation component. On December 15, 2004, a majority of our shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000, which is reflected in the above table.

(2) On December 15, 2004 a majority of our shareholders voted to approve the cancellation of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (227,776 of which were issued under the 1996 Stock Option plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

OVERVIEW

      We are a full service broadband media company that specializes in webcasting corporate financial and other events, networking solutions for the entertainment and advertising industries and marketing solutions for the travel industry. Our operations through September 30, 2004 were organized in three operating groups:

      *     Webcasting Group

      *     Networking Solutions Group

      *     Travel Group

      In connection with the fiscal year 2005 implementation of our merger with Onstream Media Corporation, we intend to reorganize into two main operating groups - Webcasting and Digital Asset Management. The new Webcasting Group will contain the existing Webcasting and Travel groups. The Digital Asset Management Group will contain the existing Networking Solutions Group, as well as the operations acquired from Onstream Media Corporation.

REVENUE RECOGNITION

      Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between us and our customer exists, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

      Our Webcasting group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet.

      Our Networking Solutions Group recognizes network usage and bridging revenue based on the timing of the customer's usage of those services. A significant component of our Networking Solutions Group's revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. Our Networking Solutions Group leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms.

      Our Travel Group recognizes a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contract. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contracts. Commissions on bookings are recognized when the stays are completed.

RESULTS OF OPERATIONS

      The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

                                                         PERCENTAGE OF REVENUE
                                                         ---------------------
                                                        Year Ended September 30,
                                                        ------------------------
                                                           2004        2003
                                                          ------      ------


Revenue:
    Webcasting and related equipment                        44.5%       51.5%
    Network equipment sales and rentals                      8.7        11.0
    Network usage and services                              28.2        32.0
    Travel production and distribution                       3.3         5.5
    Digital asset management                                15.3          --
                                                          ------      ------
Total revenue                                              100.0%      100.0%
                                                          ------      ------

Cost of revenue:
    Webcasting and related equipment                        12.6        17.6
    Network equipment sales and rentals                      5.2         5.7
    Network usage and services                              14.4        15.3
    Travel production and distribution                       0.4         0.1
    Digital asset management                                 4.1          --
                                                          ------      ------
Total costs of revenue                                      36.7%       38.7%
                                                          ------      ------
Operating expenses:
    General administrative:
       Compensation                                         52.2        54.0
       Professional fees                                    14.6        15.2
       Other                                                19.8        18.6
    Impairment loss on goodwill                              6.2          --
   Depreciation and amortization                            18.1        28.8
                                                          ------      ------
Total operating expenses                                   110.9%      116.6%
                                                          ------      ------
Loss from operations                                       (47.6)%     (55.3)%
                                                          ------      ------
Other income (expense):
   Interest income                                           0.1          --
   Interest expense                                         (7.9)      (15.1)
   Other income                                              3.0         7.2
                                                          ------      ------
Total other expense, net                                    (4.8)       (7.9)
                                                          ------      ------
Net loss                                                   (52.4)%     (63.2)%
                                                          ======      ======

REVENUE

      We recognized revenue of approximately $7,579,000 from operations for the year ended September 30, 2004, representing a increase of approximately $764,000 (11%) over revenues of approximately $6,815,000 for the same period last year. This increase was due to approximately $1,156,000 revenue from digital asset management services, which commenced in February 2004, when we completed the acquisition of certain assets from Virage, Inc., including customer contracts.

      Revenues from webcasting were approximately $3,374,000 for the year ended September 30, 2004 as compared to approximately $3,512,000 for the same period last year, representing a decrease of approximately $138,000 (4%). Although the number of webcasts produced decreased to approximately 6,400 webcasts for the year ended September 30, 2004 compared to approximately 7,800 webcasts for the prior year, the average revenue per webcast event increased to approximately $525 for the year ended September 30, 2004 compared to approximately $450 for the year ended September 30, 2003. The decline in revenues during fiscal 2004 was the result of competitive pressures reducing the number of audio-only webcasts we provided, but we expect this declining trend to reverse during the next year as sales of higher priced video webcasts continue to grow.

      Revenues from network usage amounted to  approximately  $2,138,000 for the year ended September 30, 2004 as compared to approximately $2,184,000 for the same period last year, representing a decrease of approximately $46,000 (2%). Revenues from the network equipment sales and rentals accounted for approximately $660,000 for the year ended September 30, 2004 as compared to approximately $747,000 for the same period last year, representing a decrease of approximately $87,000 (12%). The slight decline in these revenues was due to pricing pressures arising from the saturation of EDNET's traditional entertainment-related markets. In addition, due to limited working capital, EDNET could not maintain readily available inventory and therefore lost certain opportunities to sell equipment. We also expect very little change in these revenues during the next year, although we expect that the completion of the Onstream Media platform will eventually result in new markets for these services.

      Revenues from travel production and distribution accounted for approximately $251,000 for the year ended September 30, 2004 as compared to approximately $372,000 for the same period last year, which represents a decrease of approximately $121,000 (33%). The decrease is the result of the production of fewer new customer vignettes. As part of our overall strategy to become cash flow positive, we decided to minimize expenses and reduce the staff to essential employees. The revenues from this division are sufficient to cover the direct operating costs associated with it. While we do not anticipate an increase in revenues in this division during fiscal 2005, the implementation of these cost-cutting measures have enabled us to receive the benefit of the revenues without adversely affecting our income.

COSTS OF REVENUE

      We recognized costs of revenue of approximately $2,783,000 for the year ended September 30, 2004, representing a increase of approximately $147,000 (6%) over costs of approximately $2,636,000 for the same period last year. This increase was due to approximately $310,000 cost of revenue of digital asset management services, which commenced in February 2004, when we completed the acquisition of certain assets from Virage, Inc., including customer contracts.

      Webcasting and related equipment costs were approximately $954,000 for the year ended September 30, 2004 as compared to approximately $1,197,000 for the same period last year representing a decrease of approximately $243,000 (20%). Cost of webcasting revenue decreased as a result of a decrease in revenues and as a result of the increase in 2004 of the number of higher-margin video webcasts we provided, as compared to 2003.

      Network  usage  costs  were  approximately  $1,092,000  for the year ended
September 30, 2004 as compared to approximately $1,041,000 for the same period last year, an increase of approximately $51,000 (5%). Network equipment sales and rental costs were approximately $398,000 for the year ended September 30, 2004 as compared to approximately $388,000 for the same period last year, an increase of approximately $10,000 (3%). These slightly higher costs, combined with slightly lower revenues, are reflective of pricing and cost pressures arising from the saturation of EDNET's traditional entertainment-related markets, as well as the inability due to limited working capital to maintain appropriate equipment inventory levels, although we expect that the completion of the Onstream Media platform will eventually result in new markets for these services.

      Travel production and distribution costs were approximately $28,000 for the year ended September 30, 2004 as compared to approximately $9,000 for the same period last year. We consider the increase of approximately $19,000 to be nominal.

GENERAL AND ADMINISTRATIVE EXPENSES

      Compensation expense was approximately $3,952,000 for the year ended September 30, 2004 as compared to approximately $3,682,000 for the same period last year, representing an increase of approximately $270,000 (7%). These increased costs resulted from an increase in headcount necessary to service increased business primarily as a result of the Virage acquisition, as well as to build our sales and management infrastructure for planned future growth, although we cannot assure that such growth will occur. At September 30, 2004 we had 58 full time employees as compared to 46 full time employees at September 30, 2003.

      Professional fees were approximately $1,107,000 for the year ended September 30, 2004 as compared to approximately $1,038,000 for the year ended September 30, 2003, representing an increase of approximately $69,000 (7%). This increase is the result of higher legal, accounting and consulting expenses. The portion of these expenses paid for by the issuance of our common stock and options to buy our common stock increased by $140,000, to $646,000 for the year ended September 30, 2004, from $506,000 in the previous year.

      Other general and administrative  expenses were  approximately  $1,499,000 for the year ended September 30, 2004 as compared to approximately $1,265,000 for the year ended September 30, 2003 representing an increase of approximately $234,000 (18%). This increase was the result of higher rent and other costs to support increased business, including primarily digital asset management services, which commenced in February 2004, when we completed the acquisition of certain assets from Virage, Inc., including customer contracts.

IMPAIRMENT LOSS ON GOODWILL

      The impairment loss on goodwill was $470,000 for the year ended September 30, 2004, as compared to no corresponding expense in the previous year. The 2004 expense was necessary to adjust the carrying value of the intangible assets arising from the 2001 acquisition of EDNET to fair value, based on our evaluation of projected cash flows from the EDNET operations as well as market values of independent comparable companies. We were assisted by an independent third party appraiser in calculating this adjustment, based on SFAS 142. We also evaluated the September 30, 2004 carrying value of the intangible assets arising from the 2002 acquisition of MOD and determined that no adjustment was necessary. A similar evaluation as of September 30, 2003 resulted in no adjustment to either amount.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  was  approximately  $1,374,000 for the year ended  September 30, 2004 as compared to  approximately  $1,965,000 for the year ended September 30, 2003, representing a decrease of approximately $591,000 (30%), such decrease due to capitalized video library and other assets becoming fully depreciated in 2004 after a full year's depreciation in 2003, offset by an increase of $150,000 for equipment depreciation and customer list amortization related to digital asset management services which commenced in February 2004.

OTHER INCOME (EXPENSE)

      Other expense was approximately $366,000 for the year ended September 30, 2004, as compared to approximately $536,000 for the year ended September 30, 2003, representing a decrease of approximately $170,000 (32%), primarily due to a decrease of interest expense, partially offset by a decrease in other income.

      Interest expense was approximately $595,000 for the year ended September 30, 2004, as compared to approximately $1,028,000 for the year ended September 30, 2003, representing a decrease of approximately $433,000 (42%). This decrease is primarily the result of the settlement of the 6% convertible debentures as well as more favorable terms renegotiated on our long-term debt. In addition, interest expense for the year ended September 30, 2003 includes transaction costs of approximately $165,000 related to restructuring a $3.0 million note, in accordance with APB 21.

      Other income (net of other expense) was approximately $224,000 for the year ended September 30, 2004 as compared to $489,000 for the year ended September 30, 2003, representing a decrease of approximately $265,000 (54%). This decrease was primarily due to a $90,000 decrease in gains recognized from settlements of existing obligations with creditors and lenders, from approximately $651,000 for the year ended September 30, 2003 to approximately $561,000 for the year ended September 30, 2004. In addition, the recognized loss on the investment in Acquired Onstream under the equity method of accounting increased by approximately $105,000, to approximately $276,000 for the year ended September 30, 2004 from approximately $171,000 for the year ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004 we had working capital of approximately $100,000. On December 23, 2004, we received gross financing proceeds of $6.5 million from the sale of Class A-10 Convertible Preferred shares and 8% Convertible Debentures, out of which we paid approximately $700,000 in related fees and expenses. In addition, all promissory notes and convertible preferred shares outstanding as of September 30, 2004 (and as of the date of the new financing) were satisfied by cash payments of approximately $2.9 million, plus issuance of 239,650 shares of Class A-10 preferred and warrants to purchase 500,000 of our common shares for $1.50 per share. Also, we paid approximately $1.3 million to satisfy certain obligations of Acquired Onstream, which included the balance due on their note to Virage guaranteed by us. After these payments, approximately $1.6 million of cash remained to satisfy existing deferred accounts payable of approximately $600,000 and future working capital requirements, including the funding of unfinanced capital expenditures and operating losses.

      Our working capital at September 30, 2004 was approximately $0.1 million, as compared to a working capital deficit at September 30, 2003 of approximately $0.3 million, an increase of approximately $0.4 million. The increase in working capital was primarily attributable to:

      o a decrease in convertible debentures of approximately $1.5 million, and

      o an increase in accounts receivable of approximately $0.5 million, offset by

      o     a decrease in restricted cash of approximately $0.8 million,

      o an increase in current notes payable of approximately $0.4 million, and

      o     a decrease in subscription receivable of approximately $0.3 million.

      Net cash used in operating activities for the year ended September 30, 2004 was approximately $1.1 million. The $2.9 million difference between this amount and the net loss of approximately $4.0 million was primarily due to the following expenses included in the net loss that did not use operating cash:

      o     depreciation and amortization of approximately $1.4 million,

      o     amortization of deferred services of approximately $0.6 million,

      o     impairment loss on goodwill of approximately $0.5 million,

      o loss on equity basis of Onstream Media investment of approximately $0.3 million, and

      o amortization of discount on notes payable of approximately $0.3 million, offset by

      o     a  gain  from  settlements  of  obligations  of  approximately  $0.5 million.

      Net cash used in investing activities was approximately $1.4 million for the year ended September 30, 2004 primarily due to the acquisition of certain assets from Virage for approximately $0.6 million and advances to Acquired Onstream of approximately $0.5 million.

      Net cash provided by financing activities for the year ended September 30, 2004 was approximately $2.4 million, which included proceeds from notes payable and convertible debentures (including release to us of restricted cash) of approximately $1.2 million, proceeds from the sale of common shares of approximately $0.9 million, and proceeds from preferred stock sales and subscription receivable of approximately $0.8 million, which was partially offset by repayment of a convertible debenture of approximately $0.6 million.

      We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was $59.7 million at September 30, 2004. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully complete and launch the Onstream Media Platform, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

      As discussed above, approximately $1.6 million of cash remained from the Financing Transactions, of which approximately $600,000 will be used to satisfy deferred accounts payable. Additionally, as a result of the Onstream Merger, projected capital expenditures for the next twelve months total $1.4 million, which includes the completion of the Onstream Media Platform as well as an upgrade to the webcasting software and hardware infrastructure. Also as a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, which are primarily attributable to contracted salaries and related employee expenses. We also expect increases in our operating expenses during the next year of approximately $200,000 arising from a SOX 404 compliance program, as well as additional operating expenses related to an expanded marketing program, although we cannot guarantee that either program will be successful.

      While we may seek to obtain financing for certain of the capital expenditures in order to conserve cash for other anticipated uses, there can be no assurances that we will be successful in obtaining such financing. Other than working capital which may become available to us through the exercise of outstanding options and warrants or the additional investment right, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that the holders will exercise the additional investment right described elsewhere in this annual report or that we will increase our revenues to a level sufficient to provide positive cash flow.

      Although our revenues for the first quarter of fiscal 2005 increased from the previous quarter, we cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. We presently anticipate the Onstream Media Platform to be completed and available for sale by April 2005, but we cannot assure that will occur nor can we assure what the sales activity will be when and if the product is completed. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the next twelve months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is likely that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

      There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and/or to continue to implement our growth strategy could suffer if we are unable to raise additional funds on acceptable terms, which will have an adverse impact on our financial condition and results of operations. See Risk Factors.

ITEM 7. FINANCIAL STATEMENTS

      Our financial statements are contained in pages F-1 through F-44, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

      Our executive officers and directors, and their ages are as follows:

       Name                              Age        Position
       ----                              ---        --------

Randy S. Selman                          48         Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

Clifford Friedland                       53         Vice Chairman of the Board,
                                                    Senior Vice President
                                                    Business Development
Alan M. Saperstein                       46         Director, Chief Operating
                                                    Officer and Treasurer
David Glassman                           53         Senior Vice President and
                                                    Chief Marketing Officer

Robert E. Tomlinson                      47         Senior Vice President and
                                                    Chief Financial Officer

Benjamin Swirsky    (1)(2)(3)(4)         62         Director
Robert J. Wussler   (1)(2)(3)(4)         68         Director
Charles C. Johnston (1)(2)(3)(4)         70         Director
General Ronald W. Yates(1)(2)(3)(4)      65         Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Governance and Nominating Committee.
(4) Member of the Finance Committee.

      RANDY S. SELMAN. Since our inception in May 1993, Mr. Selman has served as our Chief Executive Officer, President, and a director and from September 1996 through June 1999 and from August 1 through December 15, 2004, as our Chief Financial Officer. From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (OTC Bulletin Board: SKTC), a publicly-traded software development company. SKTC develops and markets software for point-of-sale with complete back office functions such as inventory, sales analysis and communications. Mr. Selman founded SKTC in 1985 and was involved in their initial public offering in 1989. Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

      ALAN M. SAPERSTEIN. Mr. Saperstein has served as our Executive Vice President, Treasurer and a director since our inception in May 1993, and has been our Chief Operating Officer since December 2004. Mr. Saperstein also serves as an alternate member of the Compensation Committee of the board of directors. From March 1989 until May 1993, Mr. Saperstein was a free-lance producer of video film projects. Mr. Saperstein has provided consulting services for corporations that have set up their own sales and training video departments. From 1983 through 1989, Mr. Saperstein was the Executive Director/Entertainment Division of NFL Films where he was responsible for supervision of all projects, budgets, screenings and staffing.

      CLIFFORD FRIEDLAND. Mr. Friedland, who was appointed as a member of our board of directors in December 2004, served as Chairman, CEO and co-founder of Acquired Onstream from June 2001 until joining our company. Mr. Friedland was Vice President of Business Development and co-founder of TelePlace, Inc., a developer and owner of internet data centers and central offices from December 1999 to May 2001. Mr. Friedland was co-founder, Chairman and co-CEO of Long Distance International, Inc., one of the first competitive European telephone operators from May 1993 to December 1999. Mr. Friedland was President of Clifford Friedland Inc., a technology consulting firm, from January 1991 to April 1993. Mr. Friedland was a Director and co-founder of Action Pay-Per-View, a pay per view cable channel from January 1988 to December 1990. Mr. Friedland was President and co-founder of Long Distance America, one of the first competitive long distance operators after the breakup of AT&T from June 1984 to December 1987. Mr. Friedland was Vice President and co-founder of United States Satellite Systems, Inc., an FCC licensed builder and operator of geosynchronous communications satellites from April 1981 until December 1983. Mr. Friedland was Director and co-founder of United Satellite Communications, Inc., the world's first direct-to-home satellite network from April 1981 until May 1984. Mr. Friedland received a B.B.A. cum laude, from City University of New York.

      DAVID GLASSMAN. Mr. Glassman has served as our Chief Marketing Officer since December 2004. As described below, at such time as an additional independent director is added to our board, Mr. Glassman will join our board of directors. He served as Vice Chairman, President and co-founder of Acquired Onstream from June 2001 until joining our company. Mr. Glassman was Vice President of Marketing and co-founder of TelePlace, Inc., a developer and owner of internet data centers and central offices from December 1999 to May 2001. Mr. Glassman was co-founder, Vice chairman and Co-CEO of Long Distance International, Inc., one of the first competitive European telephone operators from May 1993 to December 1999. Mr. Glassman was an independent technology consultant from January 1988 to April 1993. Clients included Action Pay Per View. Mr. Glassman was President and co-founder of Long Distance America, one of the first competitive long distance operators after the breakup of AT&T from January 1984 to December 1987. Mr. Glassman was a communications consultant from January 1981 to January 1984 providing services to United States Satellite Systems Inc. and United Satellite Communications Inc. Mr. Glassman was co-founder and director of All American Hero, Inc., from January 1981 until December 1986. Mr. Glassman received a B.S. in Business Management from Florida International University.

      ROBERT E. TOMLINSON. On December 15, 2004 Mr. Tomlinson was appointed our Chief Financial Officer. Mr. Tomlinson joined us as Vice President-Finance in September 2004. Mr. Tomlinson started his financial and accounting career in 1977 with the international accounting firm of Price Waterhouse. In 1982 he left that firm to join Embraer, an international aircraft manufacturing and support firm, at their U.S. subsidiary in Fort Lauderdale, Florida, where he managed all financial functions and eventually was named Senior Vice President-Finance and a member of the U.S. firm's Board of Directors. Mr. Tomlinson left Embraer in 1994 and joined staffing and human resource firm OutSource International, serving as its Chief Financial Officer and helping to take the company public in 1997. Mr. Tomlinson's areas of responsibility at OutSource International included corporate accounting, treasury and risk management. From when he left OutSource International in February 2000 until 2002 he worked as an independent certified public accountant, focusing on accounting and tax services to corporations. From 2002 until joining us, Mr. Tomlinson served as CFO for Total Travel and Tickets, a Fort Lauderdale based ticket broker. Mr. Tomlinson has held an active Certified Public Accountant license since 1978.

      BENJAMIN SWIRSKY. Mr. Swirsky has been a member of our board of directors since July 1997 and serves on our Audit (as Chairman), Compensation, Governance and Nominating and Finance Committees. Mr. Swirsky is the owner of Beswir Properties Inc., an investment capital company. From June 1993 until January 1998, Mr. Swirsky was President and Chief Executive Officer of Slater Steel, Inc., a publicly-traded company listed on the (Toronto Stock Exchange ("TSE"):
SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky was Chairman of P.C.Docs International, Inc., a Canadian publicly-traded company (Nasdaq: DOCSF, TSE: DXX) from 1997-1999. Mr. Swirsky is also a member of the board of directors of Four Seasons Hotel Inc. (NYSE:FS), which owns a chain of first class hotels located throughout the world, and serves on the Audit, Compensation and Governance committees of its Board. Mr. Swirsky also sits on the board of directors of a number of other companies, including (i) CamVec Corp., a Canadian publicly-traded company (CAT.CV), (ii) Commercial Alcohols, Inc., in which he is also a principal shareholder, (iii) Amica Mature Lifestyles, Inc., a Toronto Stock Exchange company, and (iv) Alliance Financial, Inc., a Canadian publicly-traded company where he serves as Chairman.

      ROBERT J. WUSSLER. Mr. Wussler has been a member of our board of directors since July 1999 and serves on our Audit, Compensation, Governance and Nominating and Finance Committees. Mr. Wussler is currently the President of Ted Turner Pictures LLC and is Chairman of the Board of Directors of Team Sports Entertainment, Inc., a publicly-traded company (OTC Bulletin Board:TSPT) that is in the closed-wheel auto racing business. Prior to that, he served as Chairman, Chief Executive Officer and President of U.S. Digital Communications, Inc., a global satellite communications firm. From June 1995 to May 1998, Mr. Wussler was President and Chief Executive Officer of Affiliate Enterprises, Inc., a company formed by ABC Television affiliates to pursue new business opportunities. From 1989 to 1992, he was President and Chief Executive Officer of COMSAT Video Enterprises. From 1980 to 1990, he was Senior Vice President and Chief Operating Officer of Turner Broadcasting System. Mr. Wussler spent 21 years at CBS in various capacities, starting in the mailroom, and served as President of CBS Television and Sports from 1975 to 1978.

      CHARLES C. JOHNSTON. Mr. Johnston has been a member of our board of directors since April 2003 and serves on our Audit, Compensation, Governance and Nominating and Finance Committees. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company, since July 1993. Mr. Johnston has also served as Chairman of Inshore Technologies, a private company, since 1994 and J&C Resources, a private company, since 1987. Mr. Johnston is a member of the board of directors of AuthentiDate Holding Company (Nasdaq National Market: ADAT), Internet Commerce Corporation (Nasdaq National Market: ICCA) and McData Corporation (Nasdaq National Market: MCDT). Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute and earned his B.S. degree from WPI in 1957.

      GENERAL RONALD W. YATES (RET.). General Yates, who was appointed as a member of our board of directors in December 2004, was commander, Air Force Materiel Command, Wright-Patterson Air Force Base, Ohio. The Air Force Materiel Command researches, develops, tests, acquires and provides logistics support necessary to keep Air Force units and weapons systems in a state of readiness, and to sustain their operations in peace and war. The command manages these systems from inception on the drawing board through their retirement from the inventory. The Air Force Material Command has 18 specialized centers and 116,000 military and civilian employees around the world. The general entered the Air Force in 1960 upon graduation from the U.S. Air Force Academy. He has served as a test pilot, program manager for a variety of weapons systems, commander of a test wing and as commander of Air Force Systems Command.

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

EXPANSION OF OUR BOARD OF DIRECTORS

      Rule 4350(c) of the Nasdaq Marketplace Rules to which we are subject requires that a majority of the members of our board of directors are independent as defined in Rule 4200 of the Nasdaq Marketplace Rules. Under the terms of the purchase and sale agreement for our Series A-10 Convertible Preferred Stock the purchasers have the right to designate one individual to join our board of directors. As of the date hereof, no individual has been designated. At such time as such individual is designated and elected to our board, and providing that the individual is an independent director, as defined in Rule 4200 of the Nasdaq Marketplace Rules, Mr. David Glassman will also join our board of directors.

DIRECTORS' COMPENSATION

      Directors who are not our employees received $3,750 per quarter as compensation for serving on the board of directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at board of directors' meetings. As of January 7, 2004, we had accrued but unpaid board fees for past services of approximately $33,750.

      From time to time we issue the members of our board of directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2004 members of our board of directors held outstanding options to purchase an aggregate of 163,336 shares of our common stock at prices ranging from $7.50 to $31.88 per share. On December 15, 2004 a majority of our shareholders voted to approve the cancellation (subject to the option holder's approval) of these stock option grants, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue.

      On December 15, 2004 a majority of our shareholders voted additional compensation to our directors for the closing of the Onstream Merger. Each of the directors listed below will receive immediately exercisable five-year options to purchase shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance) in the amounts set forth below. These options were issued outside of our 1996 Stock Option Plan:

                          Name                          No. of Shares (1)
                          ----                          -------------

                   Randy S. Selman (1)                      450,000
                   Alan M. Saperstein (1)                   450,000
                   Benjamin Swirsky                         100,000
                   Robert J. Wussler                        100,000
                   Charles C. Johnston                      100,000
                                                          ---------
                                                          1,200,000

(1) Excludes options to purchase 400,000 shares of our common stock with an exercise price of $2.50 per share (above fair market value on the date of issuance) that were issued as additional compensation under the new employment agreements each of Messrs. Selman and Saperstein executed following the closing of the Onstream Merger.

      In December 2004, we issued immediately exercisable four-year options to purchase 50,000 shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance) granted to General Ronald W. Yates upon his initial appointment to our board of directors.

AUDIT COMMITTEE

      The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a charter for the Audit Committee. Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Audit Charter at least once every three years, we have included a copy of the Audit Charter as Appendix C to our most recent proxy statement filed with the SEC on November 14, 2004.

      The Audit Committee is presently composed of Messrs. Swirsky, Wussler and Johnston and General Yates. Mr. Swirsky is Chairman of the Audit Committee. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of The Nasdaq Stock Market, Inc., and each of Messrs. Swirsky, Wussler and Johnston is an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002.

COMPENSATION COMMITTEE

      The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the board of directors. In addition, the Compensation Committee administers our 1996 Stock Option Plan and determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions of which they are granted, amends compensation plans within the scope of the Compensation Committee's authority and recommends plans and plan amendments to the board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Compensation Committee consists of Messrs. Swirsky, Wussler, Johnston and Yates.

FINANCE COMMITTEE

      The Finance Committee reviews and makes recommendations concerning:

      *     proposed dividend actions, stock splits and repurchases,

      *     current and projected capital requirements,

      *     issuance of debt or equity securities,

      * strategic plans and transactions, including mergers, acquisitions, divestitures, joint ventures and other equity investments,

      * customer financing activities, business and related customer finance business and funding plans,

      *     overall  company  risk   management   program  and  major  insurance
            programs, and

      * investment policies, administration and performance of the trust investments of our employee benefit plans.

      Messrs. Swirsky, Wussler, Johnston and Yates are the members of the Finance Committee.

GOVERNANCE AND NOMINATING COMMITTEE

      The Governance and Nominating Committee reviews and makes recommendations to the board of directors with respect to:

      * the responsibilities and functions of the board and board committees and with respect to board compensation,

      * the composition and governance of the board, including recommending candidates to fill vacancies on, or to be elected or re-elected to, the board,

      * candidates for election as Chief Executive Officer and other corporate officers, and

      * monitoring the performance of the Chief Executive Officer and our plans for senior management succession.

      The consideration of any candidate to become a member of our board of directors will be based on the board's assessment of the individual's background, skills and abilities, and if such characteristics qualify the individual to fulfill the needs of the board at that time. The board does not assign any particular weight or priority to any particular factor it may consider. Candidates for director may be identified by management, other directors or advisors to our company. The board of directors may employ an executive search firm to assist it in future searches for board candidates.

      Messrs. Swirsky, Wussler, Johnston and Yates are the members of the Governance and Nominating Committee.

CODE OF ETHICS

      Effective December 18, 2003, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

      Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Onstream Media Corporation, 1291 SW 29 Avenue, Pompano Beach, Florida 33069.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2003 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2004, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2004, other than indicated below:

      Eric Jacobs, our Corporate Secretary, received 3,556 of our common shares as an interest payment on October 28, 2003 and did not file the required Form 4 or 5 on a timely basis. Mr. Jacobs has represented to us that he will file this form as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the "Named Executive Officers".)

                                 ANNUAL                                LONG-TERM
                              COMPENSATION                        COMPENSATION AWARDS
                              ------------                        -------------------
NAME, PRINCIPAL       FISCAL                           OTHER ANNUAL      RESTRICTED   OPTIONS    ALL OTHER
POSITION              YEAR      SALARY     BONUS       COMPENSATION      STOCK AWDS           COMPENSATION
--------              ----      ------     -----       ------------      ----------           ------------
Randy S. Selman        2004     $166,350      -0-          $ 34,945  (1)  -0-           -0-    -0-        -0-
  President, Chief     2003     $140,000      -0-          $ 17,126  (2)  -0-           -0-    -0-        -0-
  Executive Officer    2002     $159,917(13)  -0-          $ 15,631  (3)  -0-           -0-    -0-        -0-
  and Director

Alan Saperstein        2004     $165,000      -0-          $ 40,942  (4)  -0-           -0-    -0-        -0-
  Chief Operating      2003     $140,000      -0-          $ 21,462  (5)  -0-           -0-    -0-        -0-
  Officer, Treasurer   2002     $159,917(13)  -0-          $ 19,199  (6)  -0-           -0-    -0-        -0-
  and Director

George Stemper         2004     $134,653      -0-          $ 37,567  (7)  -0-           -0-    -0-        -0-
  former Chief         2003     $140,000      -0-          $ 18,462  (8)  -0-           -0-    -0-        -0-
  Operating Officer    2002     $145,417      -0-          $ 16,199  (9)  -0-           -0-    -0-        -0-

Gail Babitt            2004     $140,000      -0-          $ 28,647  (10) -0-           -0-    -0-        -0-
  former Chief         2003     $140,000      -0-          $ 10,877  (11) -0-           -0-    -0-        -0-
  Financial Officer    2002     $136,167      -0-          $ 12,631  (12) -0-           -0-    -0-        -0-

(1) Includes $9,295 for medical insurance; $12,000 automobile allowance and $13,650 deferred compensation.

(2)   Includes $5,126 for medical insurance and $12,000 automobile allowance.

(3)   Includes $4,381 for medical insurance and $11,250 automobile allowance.

(4) Includes $13,942 for medical insurance; $12,000 automobile allowance and $15,000 deferred compensation.

(5)   Includes $9,462 for medical insurance and $12,000 automobile allowance.

(6)   Includes $7,949 for medical insurance and $11,250 automobile allowance.

(7) Includes $13,942 for medical insurance; $8,625 automobile allowance and $15,000 deferred compensation.

(8)   Includes $9,462 for medical insurance and $9,000 automobile allowance.

(9)   Includes $7,949 for medical insurance and $8,250 automobile allowance.

(10) Includes $4,647 for medical insurance; $9,000 automobile allowance and $15,000 deferred compensation.

(11)  Includes $1,877 for medical insurance and $9,000 automobile allowance.

(12)  Includes $4,381 for medical insurance and $8,250 automobile allowance.

(13)  Includes a $25,000 management fee paid by EDNET.

EMPLOYMENT AGREEMENTS

      Effective December 27, 2004 we entered into four year employment agreements with Messrs. Randy Selman (President and CEO) and Alan Saperstein (COO and Treasurer. The contracts provide a base salary of $178,000, with 10% annual increases, for Mr. Selman and a base salary of $165,000, with 10% annual increases, for Mr. Saperstein. In addition to the base salary, each executive receives an auto allowance of $1,000 per month, a deferred compensation allocation of $1,500 per month and an annual $5,000 allowance for the reimbursement of dues. We granted each executive non-Plan options to purchase 400,000 shares of common stock at an exercise price of $2.50 per share (in excess of fair market value on the date of grant) that will vest in installments of 100,000 shares on each anniversary date of the agreement, subject to accelerated vesting under certain circumstances. These options expire four years after their vesting dates and are in addition to the 450,000 options each of Messrs. Selman and Saperstein received as additional compensation for the closing of the Onstream Merger - See Item 9. Upon a subsequent change of control or termination without cause, we would be obligated to pay Messrs. Selman and Saperstein their base salaries for a three year period, which can be dispersed in a lump sum or over the standard term, at the option of the executive, plus full benefits for a period of two years from the date of termination. In addition, if the five day average closing price of the common stock is greater than or equal to $2.50 per share on the date of termination, all options previously granted will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all taxes for the executive. If the five day average closing price of the common stock is less than $2.50 per share on the date of termination, the options will remain exercisable under the original term.

      Messrs. Clifford Friedland (Executive Vice President Business Development) and David Glassman (Chief Marketing Officer) also entered into four year employment agreements with us, effective December 27, 2004. The agreements provide a base salary of $163,000, with 10% annual increases. In addition to the base salary, each executive will receive an auto allowance of $1,000 per month, a deferred compensation allocation of $1,500 per month and an annual $5,000 allowance for the reimbursement of dues. Upon a change of control or termination without cause, we would be obligated to pay Messrs. Glassman and Friedland their base salaries for a three year period, which can be dispersed in a lump sum or over the standard term, at the option of the executive, plus full benefits for a period of two years from the date of termination.

SEVERANCE BENEFITS

      In connection with the Onstream Merger, we issued 150,000 shares of our common stock to Ms. Gail Babitt, our former CFO, who will assist us in the transition after the Onstream Merger. In addition to these shares, under the terms of her severance agreement, she will continue to be compensated under the terms of her prior employment contract, receiving her $140,000 per annum salary for an additional six month period ending May 31, 2005 and all benefits for an additional 12 month period ending November 30, 2005.

      In connection with the Onstream Merger, we issued 100,000 shares of our common stock to Mr. George Stemper, our former COO, who will assist us in the transition after the Onstream Merger. In addition to these shares, under the terms of his severance agreement, Mr. Stemper will continue to be compensated in the form of salary at a reduced rate of approximately $76,000 per annum plus all benefits until August 31, 2005. We also entered into a professional services agreement with Mr. Stemper for which he can earn commissions for business he brings to us. We are compensating Mr., Stemper through a $6,000 monthly draw against commissions. We have also issued him 50,000 shares of our common stock, to be valued on the date of an effective registration statement covering the resale of such shares. If the fair market value of the shares is below the draw plus earned commissions, we will pay him the balance in cash.

      In addition, options previously granted to each of Ms. Babitt and Mr. Stemper, representing the right to purchase 15,001 and 13,334 shares, respectively, of our common stock are fully vested and will remain exercisable throughout the term as prescribed by the individual grant. These options will be subject to the cancellation and re-grant as described in 1996 Stock Option Plan information below.

STOCK OPTION INFORMATION

      The following table sets forth certain information with respect to stock options granted in fiscal 2004 to the Named Executive Officers.

                 Option Grants in Year Ended September 30, 2004

                                          INDIVIDUAL GRANTS
                                          -----------------
                     NO. OF SECURITIES    % OF TOTAL OPTIONS
                        UNDERLYING       GRANTED TO EMPLOYEES     EXERCISE    EXPIRATION
     NAME             OPTIONS GRANTED        IN FISCAL YEAR        PRICE         DATE
     ----            -----------------   --------------------     --------    ----------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director               -                      -                -            -
Alan Saperstein,
  Chief Operating
  Officer, Treasurer
  and Director               -                      -                -            -
George Stemper,
  former Chief
  Operating Officer          -                      -                -            -
Gail Babitt,
  former Chief
  Financial Officer          -                      -                -            -

      The following table sets forth certain information regarding stock options held as of September 30, 2004 by the Named Executive Officers.

           Aggregate Option Exercises in Year Ended September 30, 2004
                           and Year-End Option Values

                                                 NO. OF SECURITIES
                                              UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                     OPTIONS AT               IN-THE-MONEY OPTIONS AT
                      SHARES                   SEPTEMBER 30, 2004 (5)           SEPTEMBER 30, 2004(1)
                     ACQUIRED              ------------------------------   ---------------------------
                        ON        VALUE
NAME                 EXERCISE   REALIZED   EXERCISABLE      UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
----                 --------   --------   -----------      -------------     -----------       -------------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director           -     $      -       65,001 (2)             -         $      -         $           -
Alan Saperstein,
  Chief Operating
  Officer, Treasurer
  and Director           -     $      -       65,001 (2)             -         $      -         $           -
George Stemper,
  former Chief
  Operating Officer      -     $      -       13,334 (3)             -         $      -         $           -
Gail Babitt,
  former Chief
  Financial Officer      -     $      -       20,001 (4)             -         $      -         $           -

(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $1.60 per share, being the last sale price of our common stock on October 1, 2004 as reported by the Nasdaq SmallCap Market.

(2) Of such exercisable options at September 30, 2004, 33,334 options were exercisable at $22.50 per share, 23,334 were exercisable at $30.00 per share and 8,333 were exercisable at $31.88 per share. All options are subject to cancellation and repricing as described below.

(3) Of such exercisable options at September 30, 2004, 1,667 options were exercisable at $3.45 per share, 6,667 were exercisable at $11.25 per share and 5,000 were exercisable at $30.00 per share. All options are subject to cancellation and repricing as described below.

(4) Of such exercisable options at September 30, 2004, 1,667 options were exercisable at $3.45 per share, 6,667 were exercisable at $11.25 per share, 6,667 exercisable at $30.00 per share and 5,000 were exercisable at $30.47 per share. The latter options are expired as of December 31, 2004. All options are subject to cancellation and repricing as described below.

(5) Excludes (i) immediately exercisable five-year options issued in December 2004 to Messrs. Selman and Saperstein for 450,000 shares each at $1.57 per share and (ii) Options vesting over four years (but subject to acceleration in certain circumstances) and expiring four years after each vesting date, issued in December 2004 to Messrs. Selman and Saperstein for 400,000 shares each at $2.50 per share.

1996 STOCK OPTION PLAN

      On February 9, 1997, the board of directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on December 15, 2004, we have reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") and 500,000 shares for restricted stock grants ("Stock Grants") made under the Plan. At December 31, 2004, we have options to purchase 530,279 shares of our common stock outstanding under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $1.21 to $41.25 per share.

      On December 15, 2004 a majority of our shareholders voted to approve the cancellation (subject to the option holder's approval) of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (227,776 of which were issued under the 1996 Stock Option plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue.

      The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by the Compensation Committee of our board of directors ("the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. At no time may the Committee issue Stock Grants to exceed, in the aggregate, 500,000 shares. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the board of directors or the Committee.

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

      The term of each Plan Option and the manner in which it may be exercised is determined by the board of directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan will not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of Non-Qualified Options is determined by the Committee.

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

      The Board of Directors may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization) without the consent of our shareholders, (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan.

      Unless the Plan has been earlier suspended or terminated by the Board of Directors, the Plan shall terminate 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table contains information regarding beneficial ownership of our common stock as of December 30, 2004 held by (i) persons who own beneficially more than 5% of our outstanding common stock, (ii) our directors,
(iii) named executive officers and (iv) all of our directors and officers as a group.

                                                     SHARES OF COMMON
                                                     STOCK BENEFICIALLY
NAME AND ADDRESS OF                                      OWNED  (2)
OF BENEFICIAL OWNER  (1)                         NUMBER               PERCENTAGE

Randy S. Selman      (3)                        524,854                   7.1%
Alan M. Saperstein   (4)                        526,821                   7.1%
Benjamin Swirsky     (5)                        112,418                   1.6%
Robert Wussler       (6)                        137,093                   2.0%
Charles C. Johnston  (7)                        279,882                   4.0%
Cliff Friedland      (8)                        832,109                  11.9%
David Glassman       (9)                        832,109                  11.9%
Ronald W. Yates     (10)                         50,000                    *
Robert E. Tomlinson                                   -                    *
All Directors and
  Officers (nine persons)  (11)               3,295,286                  38.8%

Frederick DeLuca        (12)                  3,562,121                  34.5%
Fennmore Holdings, LLC  (13)                  1,430,000                  17.4%
Alpha Capital AG        (14)                    810,000                  10.5%
DKR Soundshore Oasis Holding Fund LTD (15)      648,000                   8.6%
CCJ Trust               (16)                    629,050                   8.5%
Gerald R. Host          (17)                    540,190                   7.3%
Potomac Capital Partners, LP   (18)             540,190                   7.3%
Neil Berman                    (19)             440,750                   6.0%
Vicis Capital Master Fund      (20)             378,180                   5.2%

* Less than 1%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 30, 2004 upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from December 30, 2004 have been exercised. On December 15, 2004 a majority of our shareholders voted to approve the cancellation (subject to the option holder's approval) of stock option grants covering 163,336 shares included in the above table, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. The information in the above table gives no effect to this matter. As of December 31, 2004 there were 6,889,290 shares of common stock outstanding.

(3) This amount includes options to acquire an aggregate of 33,334 shares of common stock at an exercise price of $22.50 per share, options to acquire an aggregate of 23,334 shares of common stock at an exercise price of $30.00 per share, options to acquire an aggregate of 8,333 shares of common stock at an exercise price of $31.88 per share and options to purchase an aggregate of 450,000 shares of common stock with an exercise price of $1.57 per share (equal to fair market value on the date of grant) issued in connection with the Onstream Merger. Excludes options to purchase 400,000 shares at an exercise price of $2.50 per share (above fair market value on the date of grant), issued as part of the new employment agreement, which have not yet vested.

(4) This amount includes options to acquire an aggregate of 33,334 shares of common stock at an exercise price of $22.50 per share, options to acquire an aggregate of 23,334 shares of common stock at an exercise price of $30.00 per share, options to acquire an aggregate of 8,333 shares of common stock at an exercise price of $31.88 per share and options to purchase an aggregate of 450,000 shares of common stock with an exercise price of $1.57 per share (equal to fair market value on the date of grant) issued in connection with the Onstream Merger. Excludes options to purchase 400,000 shares at an exercise price of $2.50 per share (above fair market value on the date of grant), issued as part of the new employment agreement, which have not yet vested.

(5) This amount includes options to acquire an aggregate of 6,667 shares of common stock at an exercise price of $11.25 per share, options to purchase 5,000 shares of common stock at an exercise price of $30.00 per share and options to purchase an aggregate of 100,000 shares of common stock with an exercise price of $1.57 per share (equal to fair market value on the date of grant) issued in connection with the Onstream Merger.

(6) This amount includes options to acquire an aggregate of 6,667 shares of common stock at an exercise price of $7.50 per share, options to purchase 10,000 shares of common stock at an exercise price of $11.25 per share, options to purchase 5,000 shares of common stock at an exercise price of $30.00 per share and options to purchase an aggregate of 100,000 shares of common stock with an exercise price of $1.57 per share (equal to fair market value on the date of grant) issued in connection with the Onstream Merger and warrants to purchase 14,810 shares of Common Stock at an exercise price of $3.376 issued in exchange for warrants granted by Acquired Onstream.

(7) Includes shares of our common stock held by J&C Resources, LLC, options to purchase an aggregate of 100,000 shares of common stock with an exercise price of $1.57 per share (equal to fair market value on the date of grant) issued in connection with the Onstream Merger and 139,214 shares of our common stock issued in exchange for 940,000 shares of Acquired Onstream's common stock held by J&C Resources, LLC. The holdings by Mr. Johnston exclude CCJ Trust, see (16) below. CCJ Trust is a trust for Mr. Johnston's adult children and he is neither a beneficiary nor a trustee. Mr. Johnston disclaims any beneficial ownership interest in CCJ Trust.

(8) Includes shares held by Titan Trust and Dorado Trust, for which Mr. Friedland is the beneficiary. Mr. Glassman is the trustee for these trusts. This amount includes options to acquire an aggregate of 88,860 shares of common stock at an exercise price of $3.376 per share.

(9) Includes shares held by JMI Trust and Eurpoa Trust, for which Mr. Glassman is the beneficiary. Mr. Friedland is the trustee for these trusts. This amount includes options to acquire an aggregate of 88,860 shares of common stock at an exercise price of $3.376 per share.

(10) This amount includes options to acquire an aggregate of 50,000 shares of common stock at an exercise price of $1.57 per share.

(11)  See notes (3)-(10) above.

(12) Includes 2,396,500 shares of common stock issuable upon the conversion of shares of our Class A-10 Convertible Preferred Stock, 500,000 shares of common stock underlying warrants with an exercise price of $1.50 per share and 29,620 shares of our common stock issued in exchange for 200,000 shares of Acquired Onstream. Also includes 400,000 shares of common stock issuable upon the conversion of 8% senior secured convertible notes and 140,000 shares of common stock underlying warrants with an exercise price of $1.65 per share, but excludes up to 200,000 shares of common stock underlying the additional investment right. Includes 85,488 shares, the estimated number of shares of our common stock which equal approximately $149,000 interest due to Mr. DeLuca based on the fair market value of our common stock on December 31, 2004.

(13) Includes 900,000 shares of common stock issuable upon the conversion of 8% senior secured convertible notes and 315,000 shares of common stock underlying warrants with an exercise price of $1.65 per share, but excludes up to 450,000 shares of common stock underlying the additional investment right. Also includes warrants to acquire an aggregate of 130,000 shares of common stock at an exercise price of $2.28 per share. Under the terms of the 8% senior secured convertible notes, the number of shares of our common stock which can be beneficially owned by this holder cannot exceed 9.999% of our issued and outstanding common stock.

(14) Includes 600,000 shares of common stock issuable upon the conversion of 8% senior secured convertible notes and 210,000 shares of common stock underlying warrants with an exercise price of $1.65 per share, but excludes up to 300,000 shares of common stock underlying the additional investment right. Under the terms of the 8% senior secured convertible notes, the number of shares of our common stock which can be beneficially owned by this holder cannot exceed 9.999% of our issued and outstanding common stock.

(15) Includes 480,000 shares of common stock issuable upon the conversion of 8% senior secured convertible notes and 168,000 shares of common stock underlying warrants with an exercise price of $1.65 per share, but excludes up to 240,000 shares of common stock underlying the additional investment right. Under the terms of the 8% senior secured convertible notes, the number of shares of our common stock which can be beneficially owned by this holder cannot exceed 9.999% of our issued and outstanding common stock.

(16) Includes 365,190 shares of common stock issuable upon the conversion of shares of our Class A-10 Convertible Preferred Stock and 175,000 shares of common stock underlying warrants with an exercise price of $1.50 per share. Also includes 88,860 shares of our common stock issued to CCJ Trust in exchange for 600,000 shares of Acquired Onstream's common stock.

(17) Includes 365,190 shares of common stock issuable upon the conversion of shares of our Class A-10 Convertible Preferred Stock and 175,000 shares of common stock underlying warrants with an exercise price of $1.50 per share.

(18) Includes 365,190 shares of common stock issuable upon the conversion of shares of our Class A-10 Convertible Preferred Stock and 175,000 shares of common stock underlying warrants with an exercise price of $1.50 per share.

(19) Includes 300,000 shares of common stock issuable upon the conversion of 8% senior secured convertible notes and 105,000 shares of common stock underlying warrants with an exercise price of $1.65 per share, but excludes any common stock underlying the additional investment right. Also includes warrants to acquire an aggregate of 6,250 shares of common stock at an exercise price of $2.65 per share. Under the terms of the 8% senior secured convertible notes, the number of shares of our common stock which can be beneficially owned by this holder cannot exceed 9.999% of our issued and outstanding common stock.

(20) Includes 253,180 shares of common stock issuable upon the conversion of shares of our Class A-10 Convertible Preferred Stock and 125,000 shares of common stock underlying warrants with an exercise price of $1.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 7, 2003 we entered into an agreement with Mr. Fred Deluca which restructured a previous loan, including a significant increase in the loaned amount outstanding. The new loan was evidenced by a three year promissory note in the principal amount of $3.0 million, interest payable only on a quarterly basis beginning in July 2003 at the rate of 5.25% per annum. The new loan was collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries.

      We issued Mr. Deluca 140,000 shares of our newly created Class A-8 Convertible Preferred Stock as consideration for entering into the above agreement. At the same time, he exchanged approximately 123,667 shares of our common stock already owned by him for an additional 92,750 shares of Class A-8. We granted Mr. Deluca demand and piggy-back registration rights covering the shares of common stock issuable upon the conversion of the Class A-8 Convertible Preferred Stock.

      In December 2004, we repaid $2.0 million of the May 2003 loan and the remaining $1.0 million was invested in 100,000 shares of Class A-10 Convertible Preferred Stock on the same terms as offered to new investors. Also, Mr. Deluca purchased $400,000 of 8% senior secured convertible notes on the same terms as the other investors. See Item 5 - Recent Sales of Unregistered Securities. In addition, Mr. Deluca exchanged all 232,750 shares of Class A-8 for 139,650 shares of Class A-10, but did not receive accompanying warrants. Finally, Mr. DeLuca agreed to accept common shares, valued as of the date of issuance, for approximately $149,000 of unpaid interest on the three year promissory note.

      In December 2004, we issued immediately exercisable four-year options to purchase 50,000 shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance) granted to General Ronald W. Yates upon his initial appointment to our board of directors in December 2004.

      In February 2004, we received a $300,000 loan from J&C Resources, LLC. One of the members of our board of directors is the President, Chairman and CEO of J&C Resources, LLC. The term of the loan was one year, and all interest was prepaid through the issuance of 21,000 shares of common stock. In addition, we issued 9,000 shares of common stock as an origination fee and 10,000 shares of common stock for legal and other fees. The proceeds from this loan were used for working capital pending the closing of new financing in December 2004, at which time this loan was repaid.

      In December 2004, we paid $100,000 to each of Messrs. Clifford Friedland and David Glassman, as a partial payment of accrued and unpaid salaries due to them from Acquired Onstream.

                                     PART IV

ITEM 13. EXHIBITS

      The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.       DESCRIPTION

2(a)              Agreement  and Plan of Merger  dated as of October 22, 2003 by and between Visual Data  Corporation,  OSM, Inc., a subsidiary of Visual Data Corporation, and Onstream Media Corporation (9)
2(b)              Amendment  #1 to  Agreement  and  Plan of  Merger  dated as of
                  October 15, 2004 by and between Visual Data Corporation,  OSM,
                  Inc., a subsidiary  of Visual Data  Corporation,  and Onstream
                  Media Corporation
2(c)              Agreement  and  Plan  of  Merger  dated  June  4,  2001  among
                  Entertainment  Digital Network,  Inc., Visual Data Corporation
                  and Visual Data San Francisco, Inc. (11)
2(d)              Agreement  and  Plan of  Reorganization  between  Visual  Data
                  Corporation, Media on Demand, Inc. and Charles Saracino (12)
2(e)              Voting Agreement (12)
3(i)(a)           Articles of Incorporation (1)
3(i)(b)           Articles of Amendment dated July 26, 1993 (1)
3(i)(c)           Articles of Amendment dated January 17, 1994 (1)
3(i)(d)           Articles of Amendment dated October 11, 1994 (1)
3(i)(e)           Articles of Amendment dated March 25, 1995 (1)
3(i)(f)           Articles of Amendment dated October 31, 1995 (1)
3(i)(g)           Articles of Amendment dated May 23, 1996 (1)
3(i)(h)           Articles of Amendment dated May 5, 1998 (2)
3(i)(i)           Articles of Amendment dated August 11, 1998 (3)
3(i)(j)           Articles of Amendment dated June 13, 2000 (6)
3(i)(k)           Articles of Amendment dated April 11, 2002 (13)
3(i)(l)           Articles of Amendment dated June 24, 2003 (10)
3(i)(m)           Articles of Amendment dated June 20, 2003 (7)
3(i)(n)           Articles of Amendment dated December 23, 2004 (14)
3(i)(o)           Articles of Amendment dated December 30, 2004 (15)
3(ii)             By-laws (1)
4(a)              Specimen Common Stock Certificate (1)
10(a)             Form of Stock Option Plan and Amendment thereto (1)(8)
10(b)             Employment  Agreement dated December 27, 2004 between Onstream
                  Media Corporation and Randy S. Selman
10(c)             Employment  Agreement dated December 27, 2004 between Onstream
                  Media Corporation and Alan Saperstein
10(d)             Employment  Agreement dated December 27, 2004 between Onstream
                  Media Corporation and Cliff Friedland
10(e)             Employment  Agreement dated December 27, 2004 between Onstream
                  Media Corporation and David Glassman
10(f)             Securities Purchase Agreement - A - 9 Preferred (10)
10(g)             Deposit Control Agreement dated October 2004 (4)

10(h)             Form of 8% Senior Secured Convertible Notes (14)
10(i)             Form of $1.65 Warrant (14)
10(j)             Form of $1.50 Warrant (14)
10(k)             Form of Securities  Purchase  Agreement for 8% Senior  Secured
                  Convertible Notes (14)
10(l)             Form of Additional Investment Right (14)
10(m)             Form of Pledge Agreement (14)
10(n)             Form of Security Agreement (14)
10(o)             Form of Deposit Control Agreement (4)
14                Code of Business Conduct and Ethics (5)
21                Subsidiaries of the registrant
23.1              Consent of Independent Certified Public Accountants
31(i)             Section 302 Certificate of Chief Executive Officer
31(ii)            Section 302 Certificate of Chief Financial Officer
32(i)             Section 906 Certificate of Chief Executive Officer
32(ii)            Section 906 Certificate of Chief Financial Officer

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

      (4) Incorporated by reference to the registrant's current report on Form 8-K filed November 4, 2004.

      (5) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2003.

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

      (14) Incorporated by reference to the registrant's current report on Form 8-K/A filed on January 5, 2005.

      (15) Incorporated by reference to the registrant's current report on Form 8-K filed on January 5, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate audit fees billed by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, 2003, and March 31 and June 30, 2004 were $120,000.

      The aggregate audit fees billed to us by Goldstein Lewin & Co. for the fiscal year ended September 30, 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, 2002 and March 31 and June 30, 2003 were approximately $97,000.

AUDIT RELATED FEES

      For the fiscal years ended September 30, 2004 and 2003, the aggregate fees billed for assurance and related services by Goldstein, Lewin & Co. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was approximately $45,000 and $11,000, respectively.

TAX FEES

      For the fiscal years ended September 30, 2004 and 2003 the aggregate fees billed for tax compliance, tax advice and tax planning. Tax fees include the preparation of federal and state corporate income tax returns. The aggregate tax fees billed to us by Goldstein Lewin & Co. for the fiscal year ended September 30, 2004 were approximately $18,000. The aggregate tax fees billed to us by Goldstein Lewin & Co. for the fiscal year ended September 30, 2003 were approximately $16,000.

ALL OTHER FEES

      Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by Goldstein Lewin & Co. for services rendered to us for the fiscal years ended September 30, 2004 or 2003.

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

                                       Onstream Media Corporation

                                       By: /s/ Randy S. Selman
                                           -------------------------------------
                                           Randy S. Selman, President, Chief
                                           Executive Officer

                                       By: /s/ Robert E. Tomlinson
                                           -------------------------------------
                                           Robert E. Tomlinson, Chief
                                           Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                       Date
     ---------                           -----                       ----

/s/ Randy S. Selman               Director, President,          January 12, 2005
-------------------               Chief Executive Officer
Randy S. Selman

/s/ Robert E. Tomlinson           Chief Financial Officer and   January 12, 2005
-----------------------           Principal Accounting Officer
Robert E. Tomlinson

/s/ Clifford Friedland            Director and Senior VP        January 12, 2005
----------------------            Business Development
Clifford Friedland

/s/ Alan Saperstein               Director and Chief            January 12, 2005
-------------------               Operating Officer
Alan Saperstein

                                  Director                      January 12, 2005

Benjamin Swirsky

/s/ Robert J. Wussler             Director                      January 12, 2005
---------------------
Robert J. Wussler

/s/ Charles C. Johnston           Director                      January 12, 2005
-----------------------
Charles C. Johnston

                                  Director                      January 12, 2005
Gen. Ronald W. Yates

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Onstream Media Corporation:

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation (formerly Visual Data Corporation) and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


GOLDSTEIN LEWIN & CO.

/s/ GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
January 12, 2005

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2004 AND 2003

                                                                  2004         2003
                                                               ----------   ----------
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $   14,269   $   82,374
   Restricted cash                                                207,876    1,002,308
   Accounts receivable, net of allowance for
     doubtful accounts of $68,739 and $332,158, respectively    1,365,604      867,881
   Prepaid expenses                                               456,521      265,830
    Subscription receivable                                            --      300,000
    Inventories                                                    51,044      169,483
   Other current assets                                             2,524        3,042
                                                               ----------   ----------
Total current assets                                            2,097,838    2,690,918
                                                               ----------   ----------

PROPERTY AND EQUIPMENT, net                                       745,056      943,360
INTANGIBLE ASSETS, net                                          1,645,496    1,996,619
GOODWILL, net                                                   1,601,444    2,071,444
OTHER NON-CURRENT ASSETS                                        1,372,555      811,925
                                                               ----------   ----------

Total assets                                                   $7,462,389   $8,514,266
                                                               ==========   ==========

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2004 AND 2003

                                   (Continued)

                                                                                 2004            2003
                                                                             ------------    ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                  $  1,562,166    $  1,422,788
   Deferred revenue                                                                77,711          42,915
    Notes payable - current portion                                               365,500              --
   Convertible debentures                                                              --       1,543,384
                                                                             ------------    ------------
Total current liabilities                                                       2,005,377       3,009,087
                                                                             ------------    ------------

NOTES PAYABLE, net of current portion                                           2,660,225       2,251,027
                                                                             ------------    ------------

Total liabilities                                                               4,665,602       5,260,114
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock class A8, par value $.0001 per share, authorized 300,000
   shares, 232,750 and 257,750 issued and outstanding, respectively                    23              26
  Preferred stock class A9, par value $.0001 per share, authorized 100,000
   shares, 0 and 20,000 issued and outstanding, respectively                           --               2
  Preferred stock class A11, par value $.0001 per share, authorized 25,000
   shares, 25,000 and 0 issued and outstanding, respectively                            3              --
  Common stock, par value $.0001 per share; authorized 75,000,000 shares,
   4,666,324 and 3,246,443 issued and outstanding, respectively                       467             325
  Additional paid-in capital                                                   62,473,209      58,829,927
Accumulated deficit                                                           (59,676,915)    (55,576,128)
                                                                             ------------    ------------
Total stockholders' equity                                                      2,796,787       3,254,152
                                                                             ------------    ------------

Total liabilities and stockholders' equity                                   $  7,462,389    $  8,514,266
                                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                              2004           2003
                                                                          -----------    -----------
REVENUE:
     Webcasting and related equipment                                     $ 3,373,814    $ 3,511,515
     Network equipment sales and rentals                                      660,468        746,993
     Network usage and services                                             2,137,719      2,184,214
     Travel production and distribution                                       251,232        372,397
     Digital asset management                                               1,155,655             --
                                                                          -----------    -----------
Total revenue                                                               7,578,888      6,815,119
                                                                          -----------    -----------

COSTS OF REVENUE:
     Webcasting and related equipment                                         953,914      1,197,475
     Network equipment sales and rentals                                      398,188        388,049
     Network usage and services                                             1,092,206      1,041,007
     Travel production and distribution                                        28,367          9,409
     Digital asset management                                                 310,472             --
                                                                          -----------    -----------
Total costs of revenue                                                      2,783,147      2,635,940
                                                                          -----------    -----------

GROSS MARGIN                                                                4,795,741      4,179,179
                                                                          -----------    -----------

OPERATING EXPENSES:
     General and administrative:
         Compensation                                                       3,952,447      3,681,576
         Professional fees                                                  1,107,084      1,038,294
         Other                                                              1,499,494      1,265,401
     Impairment loss on goodwill                                              470,000             --
     Depreciation and amortization                                          1,373,587      1,964,989
                                                                          -----------    -----------
Total operating expenses                                                    8,402,612      7,950,260
                                                                          -----------    -----------

Loss from operations                                                       (3,606,871)    (3,771,081)
                                                                          -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                                              6,344          2,846
   Interest expense                                                          (595,248)    (1,027,990)
   Other income, net of other expense                                         223,109        488,646
                                                                          -----------    -----------

Total other expense, net                                                     (365,795)      (536,498)
                                                                          -----------    -----------

Net loss                                                                  $(3,972,666)   $(4,307,579)
                                                                          ===========    ===========

Loss per share - basic and diluted:

Net loss per share                                                        $     (0.92)   $     (1.84)
                                                                          ===========    ===========

Weighted average shares of common stock outstanding - basic and diluted     4,337,370      2,344,938
                                                                          ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                    Preferred Stock
                                      ---------------------------------------------------------------------------
                                       Class A7        Class A8        Class A9        Class A11
                                      -----------    ------------     -----------     -----------    ------------
                                         Shares          Shares         Shares           Shares         Amount
                                      -----------    ------------     -----------     -----------    ------------
Balance, September 30, 2002                11,832              --              --              --    $          1

Reverse stock split - fractional               --              --              --              --              --
    shares
Proceeds from sale of stock, net           22,500              --          50,000              --               7
Issuance of shares for investment          62,500              --              --              --               6
    in Acquired Onstream
Issuance of shares, warrants and            5,000          25,000              --              --               3
    options for services and
    incentives
Conversion of preferred stock for        (116,832)             --         (30,000)             --             (14)
    common stock
Conversion of common stock for             15,000          92,750                                              11
    preferred stock
Issuance of shares and warrants                --         140,000              --              --              14
    for loan payments and interest
Issuance of shares for                         --              --              --              --              --
    satisfaction of obligations
Dividends paid
Net loss                                       --              --              --              --              --
                                      -----------    ------------     -----------     -----------    ------------

Balance, September 30, 2003                    --         257,750          20,000              --    $         28

Proceeds from sale of  stock, net              --              --              --          25,000               3
Issuance of shares, warrants and               --              --              --              --              --
    options for services and
    incentives
Conversion of preferred stock for              --         (25,000)        (20,000)             --              (5)
    common stock
Issuance of shares and warrants                --              --              --              --              --
    for loan payments and interest
Issuance of shares for                         --              --              --              --              --
    satisfaction of obligations
Dividends paid                                 --              --              --              --              --
Net loss                                       --              --              --              --              --
                                      -----------    ------------     -----------     -----------    ------------

Balance, September 30, 2004                    --         232,750              --          25,000    $         26
                                      -----------    ------------     -----------     -----------    ------------

                                                                      Additional
                                       ---------------------------   ------------    ------------    ------------
                                             Common Stock               Paid-in      Accumulated
                                       ---------------------------   ------------    ------------    ------------
                                          Shares         Amount         Capital         Deficit          Total
                                       ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2002               2,117,478   $        212   $ 54,520,473    $(51,155,502)   $  3,365,184

Reverse stock split - fractional              1,597             --             --              --              --
    shares
Proceeds from sale of stock, net             38,334              4        920,577              --         920,588
Issuance of shares for investment                --             --        749,994              --         750,000
    in Acquired Onstream
Issuance of shares, warrants and            199,452             20        775,975              --         775,998
    options for services and
    incentives
Conversion of preferred stock for           586,284             58            (44)             --              --
    common stock
Conversion of common stock for             (163,667)            (16)            5              --              --
    preferred stock
Issuance of shares and warrants             293,544             29      1,499,829              --       1,499,872
    for loan payments and interest
Issuance of shares for                      136,267             14        264,426              --         264,440
    satisfaction of obligations
Dividends paid                               37,154              4         98,692        (113,047)        (14,351)
Net loss                                         --             --             --      (4,307,579)     (4,307,579)
                                       ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2003               3,246,443   $        325   $ 58,829,927    $(55,576,128)   $  3,254,152

Proceeds from sale of  stock, net           497,495             49      1,362,582              --       1,362,634
Issuance of shares, warrants and            195,000             20        957,582              --         957,602
    options for services and
    incentives
Conversion of preferred stock for           176,192             18            (13)             --              --
    common stock
Issuance of shares and warrants             434,694             44      1,054,977              --       1,055,021
    for loan payments and interest
Issuance of shares for                       64,000              6        154,234              --         154,240
    satisfaction of obligations
Dividends paid                               52,500              5        113,920        (128,121)        (14,196)
Net loss                                         --             --             --      (3,972,666)     (3,972,666)
                                       ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2004               4,666,324   $        467   $ 62,473,209    $(59,676,915)   $  2,796,787
                                       ------------   ------------   ------------    ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                      2004            2003
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(3,972,666)   $(4,307,579)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 1,373,587      1,964,990
           Gain from settlements of obligations                                       (458,286)      (651,227)
           Loss on equity basis investment in Acquired Onstream                        276,240        171,172
           Loss (gain) on disposition/retirement of fixed assets                        30,139         (5,850)
           Provision for/ (reduction in) allowance for doubtful accounts                35,999        (62,679)
           Reserve for inventory obsolescence                                           47,214             --
           Impairment loss on goodwill                                                 470,000             --
           Interest expense on notes payable                                           119,874        437,775
           Interest expense on convertible debentures                                   72,221         81,797
           Amortization of discount on notes payable                                   337,624        318,681
           Amortization of debt issue costs                                             17,414         92,541
           Amortization of deferred services and incentives                            645,649        506,094
           Changes in assets and liabilities:
                 (Increase) Decrease in accounts receivable                           (585,033)       581,474
                 (Increase) Decrease in prepaid expenses                              (101,498)         8,184
                 (Increase) Decrease in other current assets                              (868)        15,365
                 Decrease in inventories                                                71,224        179,250
                 Increase (Decrease) in accounts payable and accrued liabilities       488,575       (468,407)
                 Increase (Decrease) in deferred revenue                                34,796        (65,095)
                                                                                   -----------    -----------
Net cash used in operating activities                                               (1,097,795)    (1,203,514)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                             (190,424)      (316,748)
    Purchase of Virage software and assets                                            (648,250)            --
    Proceeds from sale of fixed assets                                                      --         21,807
    Advances to Acquired Onstream                                                     (512,512)       (42,947)
    (Increase) decrease in other non-current assets                                         --        (10,257)
                                                                                   -----------    -----------
Net cash used in investing activities                                               (1,351,186)      (348,145)
                                                                                   -----------    -----------

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (Continued)

                                                                     2004          2003
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans and notes payable                        $   400,000    $ 2,296,432
    Proceeds from (proceeds to) restricted cash                      794,432     (1,002,308)
    Repayment of loans and notes payable                                  --        (94,800)
    Proceeds from issuance of common stock, net                      862,635             --
    Proceeds from issuance of preferred shares, net                  500,000        620,585
    Proceeds from subscription receivable for preferred stock        300,000
    Payment of dividends                                             (14,196)       (14,351)
    Proceeds from convertible debentures                             150,000             --
    Payment of convertible debentures                               (608,520)            --
    Payments on capital leases                                        (3,475)      (232,128)
                                                                 -----------    -----------
Net cash provided by financing activities                          2,380,876      1,573,430
                                                                 -----------    -----------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                  (68,105)        21,771

CASH AND CASH EQUIVALENTS, beginning of year                          82,374         60,603
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                           $    14,269    $    82,374
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash payments for interest                                  $    40,303    $    91,817
                                                                 ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Issuances of common shares for dividends                    $   113,925    $        --
     Issuance of shares, warrants and options for deferred
       services and incentives                                   $   957,602    $   626,001
     Issuance of common stock for repayment of debt              $   750,000    $   628,355
     Advances to Acquired Onstream by issuing common stock       $    81,940    $   750,000
     Issuance of stock for interest                              $   122,015    $   871,517
     Issuance of stock for payment of accounts payable           $    72,300    $   264,440
     Subscription receivable from issuances of preferred stock   $        --    $   300,000
     Conversion of debentures to common stock                    $   150,000    $        --
     Conversion of preferred stock to common stock               $   450,000    $        --
     Settlement of accounts and notes payable                    $   456,286    $   651,227

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Onstream Media Corporation (formerly Visual Data Corporation) (The "Company" or "Onstream" or "ONSM"), organized in 1993, is a full service broadband media company that specializes in providing webcasting services for corporate, education and government customers, networking solutions for the entertainment and advertising industries and marketing solutions for the travel industry. ONSM is comprised of three operating groups: Webcasting, Networking Solutions and Travel.

The Webcasting Group, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting Group generates revenues through production and distribution fees.

The Networking Solutions Group, which is primarily comprised of our subsidiary doing business under the name EDNET, provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. The Networking Solutions Group also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications.

The Networking Solutions Group manages a global network with approximately 600 active access locations, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. The Network Solutions Group generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees. In February 2004, the Company completed the purchase of certain assets from Virage, Inc., including customer contracts (see Note 2). As a result of this purchase the Company began providing digital asset management services, which were integrated into the Networking Solutions Group.

The Travel Group produces Internet-based multi-media streaming videos such as hotel, resort, golf facility, travel destination and time-share productions designed to keep a high level of viewer interest. These concise, broadband-enabled "vignettes" generally have running times from 2-4 minutes. In addition to the high-end vignettes, the Company offers a commercial on the web ("COW"), which consists of a 2 minute narrated photo presentation of corporate properties. The Company warehouses all of its travel content on its own on-line travel portal - www.travelago.com ("Travelago"). The Travel Group generates revenues from production and distribution fees. The Company owns or co-owns virtually all the content created, which provides content for syndication.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

See Note 11 regarding the Company's December 23, 2004 acquisition of Acquired Onstream. As a result of that acquisition, the Company changed its name to Onstream Media Corporation in January 2005 and has reorganized the previous three operating groups into two groups - Webcasting and Digital Asset Management. The new Webcasting Group includes the previous Webcasting and Travel groups. The Digital Asset Management group includes the previous Networking Solutions Group, as well as the operations of Acquired Onstream.

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of $59,676,915 as of September 30, 2004. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2004, ONSM had a net loss of approximately $4,000,000 and cash used in operations of approximately $1,100,000. At September 30, 2004, the Company had approximately $200,000 of cash and cash equivalents, consisting primarily of restricted cash provided to the Company as a result of long-term financing from a major investor - see Note 5. In December 2004, the Company obtained additional debt and equity financing to continue operations - see Note 11.

The Company is constantly evaluating its cash needs and existing burn rate, in order to make appropriate adjustments to operating expenses. The Company's forecast for fiscal year 2005 anticipates its operations to begin generating cash in the fourth quarter, although no assurances can be made that this forecast will be achieved. Depending on its actual future cash needs, the Company may need to raise additional debt or equity capital to provide funding for ongoing future operations, or to refinance existing indebtedness. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unsuccessful.

Included in other income for the periods ended September 30, 2004 and 2003 are gains recognized from settlements of pre-existing obligations with creditors and lenders of approximately $561,000 and $651,000, respectively. As a result of the age of these obligations, the Company was able to settle them at a significant discount to the originally recorded amount. All of the settlements were non-recurring.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%.

The Company's subsidiaries are Entertainment Digital Network, Inc., Media On Demand, Inc., HotelView Corporation and OSM Acquisition, Inc.

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

Restricted cash

Restricted cash consisted of amounts provided by a major investor in conjunction with a loan. The restricted cash is to be utilized by the Company at the lender's discretion. See Note 5.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. At September 30, 2004 and 2003, bad debt reserves were approximately $69,000 and $332,000, respectively.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances. The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. Based on that analysis, the Company management estimates the amount of provisions made for obsolete or slow moving inventory.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment under capital leases are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization expense on assets acquired under capital leases is included in depreciation expense. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement.

Software

Included in property and equipment is computer software developed for internal use. Such amounts have been accounted for in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Such costs are amortized on a straight-line basis over three years.

Goodwill and other intangible assets

SFAS 142, Goodwill and Other Intangible Assets, adopted by the Company effective October 1, 2001, provides that goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, continue to be amortized to expense over their estimated useful lives, although they are still subject to review and adjustment for impairment.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

At September 30, 2004 and 2003, the Company had capitalized goodwill of approximately $1.6 and $2.1 million, respectively. At September 30, 2004 and 2003, the Company had intangible assets (not including goodwill) with a carrying value of approximately $1.6 and $2.0 million, respectively, net of accumulated amortization of approximately $1.8 million and $1.1 million, respectively. See
Note 2 - Goodwill and other Acquisition-Related Intangible Assets.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

Revenues from sales of goods and services are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

The Webcasting Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Webcasting services are provided to customers using the Company's proprietary streaming media software, tools and processes. Customer billings are typically based on (i) the volume of data streamed at rates agreed upon in the customer contract or (ii) a set monthly fee. Since the primary deliverable for the webcasting group is a webcast, returns are inapplicable. If the Company has difficulty in producing the webcast, it may reduce the fee charged to the customer. Historically these reductions have been immaterial, and are recorded in the month the event occurs.

Services for live webcast events are usually sold for a single price that includes on-demand webcasting services in which the Company hosts an archive of the webcast event for future access on an on-demand basis for periods ranging from one month to one year. However, on-demand webcasting services are sometimes sold separately without the live event component and the Company has referred to these separately billed transactions as verifiable and objective evidence of the amount of its revenues related to on-demand services. In addition, the Company has determined that the material portion of all views of archived webcasts take place within the first ten days after the live webcast.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101 and SAB 104, "Revenue Recognition", and EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements". Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2004 and 2003 is immaterial in relation to the Company's recorded liabilities.

The Networking Solutions Group generates revenues from customer usage of digital telephone connections controlled by the Company, bridging services and the sale of equipment. The Company purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer's use of those services.

The equipment the Company sells is various audio codecs and video transport systems. The audio codecs and video transport systems enable customers to collaborate with other companies or with other locations. As such, revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after a free trial period. All sales are final and there are no refund rights or rights of return. The Company leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms.

The Travel Group recognizes a portion of their contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contract. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contract. Commissions on bookings are recognized when the stays are completed.

Deferred Revenue

Deferred revenue represents amounts billed to customers for webcasting or digital asset management services to be provided in future accounting periods. As projects or events are completed the revenue is recognized.

Advertising

Advertising costs are charged to operations as incurred. Advertising expenses from continuing operations were $6,000 and $16,000 for the years ended September 30, 2004 and 2003, respectively.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Income Taxes

As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it includes an expense or a benefit within the tax provision in the Company's statement of operations.

Significant judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. The Company has recorded a valuation allowance of $21.5 million as of September 30, 2004, due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. The valuation allowance is based on the Company's historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Reverse Stock Split

On June 24, 2003 the Company affected a one-for-fifteen reverse stock split. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-fifteen reverse stock split. See Note 7.

Earnings Per Share

For the years ended September 30, 2004 and 2003, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of loss per share, were 1,134,274 and 963,149 at September 30, 2004 and 2003, respectively. In addition, the Company had 232,750

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (continued)

(Class A-8) and 25,000 (Class A-11) shares of Convertible Preferred Stock outstanding at September 30, 2004, which could potentially convert into 310,335 and up to 285,714 shares of our common stock, respectively. The potential dilutive effects of this convertible preferred stock have also been excluded from the calculation of net loss per share.

In December 2004 the Class A-8 and Class A-11 convertible preferred shares were redeemed or exchanged for Class A-10 convertible preferred shares - see Note 11.

Employee 401(k) plan

The Company's 401(k) plan, the Visual Data Corporation 401(k) Retirement Plan and Trust (the "Plan"), is available to all full-time employees and provides them with tax deferred salary reductions and alternative investment options (directly solely by the employees). Employees may contribute a portion of their salary, subject to certain limitations, including an annual maximum of $14,000 for employees under 50 years of age and $18,000 for employees over 50 years of age. The Company matches employees' contributions to the Plan, up to the first of 8% of eligible compensation, at a 25% rate. The Company's matching contribution was approximately $27,000 and $25,000 for the years ended September 30, 2004 and 2003, respectively. The Company expensed approximately $8,000 in each of the fiscal years, the respective differences of $19,000 and $17,000 having been funded by employee forfeitures. The Company's contributions to the Plan vest over five years.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to the short maturity of the instruments.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. See
Note 9 regarding revenues from significant customers.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock compensation

The Company has a stock based compensation plan for its employees. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in "Accounting for Stock-Based Compensation" ("SFAS 123") had been used in accounting for employee stock options.

                                                                            2004              2003
                                                                       -------------     --------------
   Net loss, as reported                                               $(  3,972,666)    $(   4,307,579)
   Total stock based employee compensation expense determined
     under fair value based method for all awards, net of tax           (    532,610)     (     729,585)
                                                                       -------------     --------------
   Pro forma net loss                                                  $(  4,505,276)    $(   5,037,164)
                                                                       =============     ==============

   Net loss per share - basic and diluted:
       Net loss per share, as reported                                 $(       0.92)    $(        1.84)
                                                                       -------------     --------------
       Net loss per share, pro forma                                   $(       1.04)    $(        2.15)
                                                                       -------------     --------------

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company's consolidated financial statements and expensed at the time the services contemplated by the options are provided to the Company.

See Note 10 for additional information related to all stock option issuances.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 145, which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity's statement of operations. SFAS 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under Accounting Principles Board Opinion ("APB") No. 30. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS 13. The Company adopted this standard for the year ended
September 30, 2003 and it did not have a material effect on the Company's results of operations or its financial position.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date. Adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Accounting For Revenue Arrangements with Multiple Elements." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with EITF 00-21. The adoption of SAB 104 did not have a material impact on the Company's results of operations or financial position. The Company believes its revenue recognition policies are consistent with these standards.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In November 2002, the FASB issued FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not entered into arrangements or guarantees that meet the criteria of this interpretation and does not expect the adoption of this interpretation to have a material effect on its results of operations or financial position.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition Disclosure", which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 with respect to the amendments of SFAS 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB. 28. The Company adopted the disclosure provisions of SFAS 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") 51. FIN46 defines a variable interest entity ("VIE") and provides that if a business has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE should be included in the business' consolidated financial statements. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. As a result, FIN 46 is effective at the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 and FIN 46R, effective for the three months ended December 31, 2003, did not have a material effect on the Company's consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

In November 2004, the FASB issued SFAS 151 "Inventory Costs", an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment", which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005, except small business issuers (as defined in SEC Regulation S-B), for which the effective date is December 15, 2005. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the company's intangible assets is as follows:

                              September 30, 2004                             September 30, 2003
                              ------------------                             ------------------
                             Gross                                      Gross
                           Carrying     Accumulated                    Carrying     Accumulated
                            Amount      Amortization       Net          Amount      Amortization       Net
                            ------      ------------       ---          ------      ------------       ---
Goodwill - EDNET         $ 1,601,000    $        --    $ 1,601,000   $ 2,071,000    $        --    $ 2,071,000
Customer Lists - MOD       3,072,000     (1,689,000)     1,383,000     3,072,000     (1,075,000)     1,997,000
Customer Lists- Virage       332,000        (69,000)       263,000            --             --             --
                         -----------    -----------    -----------   -----------    -----------    -----------
                         $ 5,005,000    $(1,758,000)   $ 3,247,000   $ 5,143,000    $(1,075,000)   $ 4,068,000
                         ===========    ===========    ===========   ===========    ===========    ===========

EDNET, which is part of the Networking Solutions Group, was purchased by the Company in June 2001. MOD, which is part of the Webcasting Group, was purchased by the Company in February 2002.

On February 11, 2004, the Company entered into an asset purchase agreement and a license agreement whereby the Company acquired certain assets and licensed certain software from Virage, Inc.. The consideration was as follows: (i) $400,000 cash upon closing; and (ii) the issuance of a convertible secured note payable of $206,250, which was paid on June 21, 2004. The Company has determined that the purchase is not a "significant" transaction under Regulation S-B.

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The Company performed impairment tests on the two reporting units, the Webcasting Group and the Networking Solutions Group. The Company, assisted by an independent third party appraiser, assessed the fair value of the reporting units by considering the projected cash flows of those two groups and by analysis of comparable companies, including such factors as the relationship of the comparable companies' revenues to their respective market values. Based on these factors, the Company reduced the carrying value of the Networking Solutions Group's net assets by $470,000 for the year ended September 30, 2004. Similarly, the Company concluded that there was no impairment of the Webcasting Group for the years ended September 30, 2004 and 2003 and the Networking Solutions Group for the year ended September 30, 2003.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

Amortization expense of the customer lists was $683,000 and $614,000 for the years ended September 30, 2004 and 2003, respectively. Estimated amortization expense for the fiscal years ending September 30, is as follows:

         2005                 $   727,000
         2006                     727,000
         2007                     192,000
                              -----------
                              $ 1,646,000
                              ===========

NOTE 3: INVESTMENTS (OTHER NON-CURRENT ASSETS)

In March 2003, the Company increased its initial $200,000 investment in Acquired Onstream by an additional $750,000 through the issuance of Class A-7 Convertible Preferred Stock - see Note 7. At that time, the Company appointed two of the four members of the Acquired Onstream board of directors and began to account for its investment in Acquired Onstream under the equity method. Included in other income and expense are losses of approximately $276,000 and $171,000, which represent approximately 28% of Acquired Onstream's net loss for the year ended September 30, 2004 and for the six months ended September 30, 2003, respectively.

Acquired Onstream was a development stage company founded in 2001 that began the development of a feature rich digital asset management service, offered on an application service provider (ASP) basis, to allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. The new product is being designed and managed by Science Applications International Corporation ("SAIC") (one of the country's foremost IT security firms, providing services to all branches of the federal government as well as leading corporations).

These investments, with a net value of $502,589 and $778,828 at September 30, 2004 and 2003 respectively, are included in the caption entitled other non-current assets in the accompanying consolidated balance

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 3: INVESTMENTS (OTHER NON-CURRENT ASSETS) (continued)

sheets. Also included in the Company's other non-current assets total is $642,671 at September 30, 2004, owed by Acquired Onstream to the Company for advances to pay various operating expenses. The carrying value of this investment is periodically evaluated by the Company to determine if any impairment has occurred, based upon a review of budgeted amounts compared with actual results.

In December 2004, the Company purchased the remainder of Acquired Onstream - see
Note 11.

The Company has an investment in Curaspan, Inc. with an original cost of approximately $108,000. This investment was accounted for under the cost method of accounting since we own a minority interest in this business. The investment in Curaspan, Inc. was fully reserved at September 30, 2002 as a result of their losses from operations during the previous fiscal years in addition to an existing burn rate which requires additional capital to sustain the operation. The Company has evaluated this investment as of September 30, 2004 and has determined that the previously established reserve is still appropriate.

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                            September 30,
                                    --------------------------    Useful Lives
                                        2004           2003          (Years)
                                    -----------    -----------

Furniture and fixtures              $   219,373    $   403,732         5-7
Equipment and Software                6,530,075      6,647,050         1-5
Video library content                 1,368,112      1,368,112          2
Capitalized internal use software       113,794        113,794          3
Leasehold improvements                  243,833        206,081          5
                                    -----------    -----------
                                      8,475,187      8,738,769
Less:  Accumulated depreciation
         and amortization            (7,730,131)    (7,795,409)
                                    -----------    -----------

                                    $   745,056    $   943,360
                                    ===========    ===========


Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $675,000 and $1,351,000 for the years ended September 30, 2004 and 2003, respectively.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Notes Payable

Notes payable consist of the following as of September 30:

                                                                                        2004          2003
                                                                                    -----------    -----------
Note payable to major investor - paid or otherwise satisfied in                     $ 3,119,875   $ 3,000,000
   December 2004
Note payable to affiliate of a director of the Company, with original principal of $300,000 issued in February 2004. Interest was paid in
   advance and the principal balance was paid in full in December 2004.                 300,000              -
Note payable to an executive and former director of the Company, with original principal of $100,000 issued in September 2004. The principal balance and
   accrued interest was paid in full in December 2004.                                  100,000              -

                                                                                      3,519,875      3,000,000
Discounts on notes payable                                                             (494,150)      (748,973)
                                                                                    -----------    -----------
Notes payable, net of discount                                                        3,025,725      2,251,027
Less: current portion                                                                  (365,500)             -
                                                                                    -----------    -----------

Long term notes payable, net of discount                                            $ 2,660,225    $ 2,251,027
                                                                                    ===========    ===========

Interest expense to related parties was approximately $48,000 and $15,000 for the years ended September 30, 2004 and 2003, respectively.

Note payable to major investor

As of September 30, 2004, the Company owed $3,000,000 plus accrued interest of $119,875 under a long-term note to one of the Company's major investors, which was collateralized by all of the assets of the Company. In December 2004, we repaid $2,000,000 in cash and converted the remaining $1,000,000 into 100,000 shares of Class A-10 Convertible Preferred Stock ("Class A-10"). The investor has agreed to accept common stock as payment for the accrued interest. With the closing of those transactions he released the blanket security interest in our assets, the pledge of the stock of our subsidiaries and the remaining $200,000 in restricted cash was released to the Company. See Note 11.

The $3,000,000 note incurred interest at 5.25%, payable quarterly, beginning July 15, 2003. The loan was a 36-month loan, with interest only payments on a quarterly basis, and a balloon payment on May 6, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

$1,000,000 of this loan was deposited into a restricted cash account, to be utilized by us only at the investor's discretion. In June 2004 the investor released $800,000 of the restricted cash to us. We used approximately $300,000 as general working capital and approximately $500,000 of that amount to satisfy $206,250 of our obligations to Virage plus an advance of $293,750 to Acquired Onstream, which was used as a reduction of their note payable to Virage (see
Note 6).

As compensation for a May 2003 restructuring of the above note, the Company issued this investor 140,000 shares of Class A-8 Convertible Preferred Stock ("Class A-8") with a stated value of $840,000, which was recorded as a discount to the note. Approximately $164,000 of transaction fees paid for the restructuring were expensed as incurred. In accordance with APB 21, the unamortized transaction costs from the original December 2001 obligation and the discount from the May 2003 restructuring were reflected in the balance sheet as a debt discount, which is being amortized over the term of the loan using the effective interest method. The unamortized portion of this discount, shown as a reduction of the face value of the note on the balance sheet, was approximately $460,000 and $749,000 at September 30, 2004 and September 30, 2003,
respectively.

In addition, in May 2003, this major investor converted his outstanding common stock in the Company, approximately 123,667 shares, into 92,750 shares of Class A-8. In addition, in December 2004 this investor converted all 232,750 shares of Class A-8 owned by him, with a stated value of $1,396,500, into an additional 139,650 shares of Class A-10. See Note 11.

The Company had a prior loan from this investor that was rolled into the $3,000,000 note. Under the terms of the prior loan, the Company issued the investor a warrant to purchase 66,667 shares of our common stock at an exercise price of $15.00 per share. We agreed to file a registration statement with the SEC to register the resale of the shares issuable upon the exercise of this warrant, as well as the shares issued as interest under the note, within six months from the date of the transaction and we granted the investor certain piggy-back registration rights. The shares underlying the warrants were not registered, the Company received a waiver from the investor, and the warrants expired unexercised on December 4, 2004.

Note payable to affiliate of director

On February 26, 2004, the Company received a $300,000 loan from J&C Resources, LLC. One of the members of our board of directors is the President, Chairman and CEO of J&C Resources, LLC. The term of the loan is one year, and all interest was prepaid through the issuance of 21,000 shares of common stock. In addition, the Company issued 9,000 shares of common stock as an origination fee and 10,000 shares of common stock for legal and other fees. The shares issued for interest, origination and other fees resulted in a charge of approximately $83,000, which was recorded as a discount and is being amortized over the term of the note. The balance of the unamortized discount is approximately $34,000 as of September 30, 2004 and is included in the current portion of notes payable. This loan was repaid from the proceeds of new financing received by the Company in December 2004 - see Note 11.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 5: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Note payable to executive

On September 30, 2004, the Company received a $100,000 short-term loan from an executive and former director of the Company. The principal balance and the combined interest and service fees ($3,000 first month, $200 per day thereafter), plus another $150,000 lent on substantially the same terms by this lender and another party in October 2004, was repaid from the proceeds of new financing received by the Company in December 2004 - see Note 11.

Convertible Debentures

On December 8, 2000 we sold an aggregate of $2,040,000 principal amount of 6% convertible debentures and granted 33,334 one-year warrants with an exercise price of $60.00 per share and 13,334 five-year warrants with an exercise price of $31.95 per share to Halifax Fund, LP and Palladin Opportunity Fund, LLC, two unaffiliated third parties. Halifax Fund, LP and Palladin Opportunity Fund, LLC (collectively as "Palladin") are affiliates as a result of common control of the entities.

In March 2002, after certain conversions, redemptions and additional investments, we modified the terms of the 6% convertible debentures to redeem the remaining $1,179,000 of outstanding principal at 115% of par value in six equal quarterly installments beginning on July 1, 2002. We granted Palladin certain rights of first refusal relating to private equity or equity related transactions, and agreed to certain other limitations regarding the issuance of securities at prices less than the conversion prices described above. Subsequent further modifications in the terms resulted in a 6% convertible debenture due December 8, 2003 and a 6% convertible debenture due May 24, 2004, totaling $1,543,384. In October 2003, the Company executed a redemption agreement with Palladin. Under the terms of the redemption agreement, the 6% convertible debentures were satisfied by approximately $610,000 in cash and 300,000 shares of the Company's common stock, valued at $2.50 per share, or $750,000. This transaction resulted in a net gain of approximately $185,000, included in other income and expense.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 6: COMMITMENTS AND CONTINGENCIES

Debt Guarantees

On February 11, 2004 the Company guaranteed a Promissory Note ("the Note") in the principal amount of $1,406,250 for Acquired Onstream, of which the Company owned 28% at the time (See Note 2), in favor of Virage, Inc. for the licensing of certain software ("Software Agreement") by Acquired Onstream. A payment of $293,750 was made on this note in June 2004 and the remaining amount due was paid in December 2004 - see Note 11.

At the time of the June 2004 payment, the Note was amended to make the remaining principal due and payable upon the earlier of (i) July 31, 2004 or (ii) the closing of any debt or equity financing by the Company of at least $2,000,000, with a 30-day cure period. If Acquired Onstream was in default under the Note, the Software Agreement can be terminated at the discretion of Virage. If the Company did not perform as the Guarantor and if Virage declared an event of default, the Company could lose the $900,000 that had been paid to Virage, the rights to all of the software acquired from Virage for both the Company and Acquired Onstream and the business associated with digital asset management services resulting from the acquired customer contracts.

In addition, upon a breach of the Guaranty, Virage could convert any principal and unpaid accrued interest due under the Note into shares of the Company's common stock. The number of conversion shares to be issued would be determined by dividing the outstanding principal amount of the Note and any unpaid accrued interest by the conversion price of $2.00 per common share of the Company's common stock.

Lease Commitments

In September 2002, the Company completed the sale and lease back of its principal executive offices in Pompano Beach, Florida. In connection with the agreement the Company entered into a five-year operating lease ending in September 2007. The lease provides for one five-year renewal option. The monthly base rental is currently approximately $16,000 (including the Company's share of property taxes and common area expenses) with annual three percent (3%) increases.

In May 2004, the Company entered into a five-year operating lease for office space in San Francisco for the Networking Solutions Group. The lease provides for one five-year renewal option at 95% of fair market value. The monthly base rental is approximately $13,000 with annual increases up to five percent (5%).

In November 2004, the Company extended its annual operating lease for office space in New York City, through December 31, 2005. The New York City office is part of the Webcasting Group. The monthly base rental is approximately $5,200.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 6:  COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments required under the non-cancelable leases are as follows:

                                                        Operating       Capital
Year Ending September 30:                                 Leases        Leases
                                                      -------------   ----------
      2005                                               $ 372,868     $ 53,860
      2006                                                 326,430       40,394
      2007                                                 322,787       40,394
      2008                                                 182,465       40,394
      2009                                                 109,088       26,931
                                                       -----------    ---------

                Total minimum lease payments           $ 1,313,638      201,973
                                                       ===========
      Less amount representing interest                                  31,973
                                                                      ---------
      Present value of net minimum lease payments                       170,000
      Less current portion                                               39,802
                                                                      ---------
                Long-term portion                                     $ 130,198
                                                                      =========

Total rental expense for all operating leases for the years ended September 30, 2004 and 2003 amounted to approximately $483,000 and approximately $339,000, respectively.

As part of its December 2004 purchase of Acquired Onstream (see Note 11), the Company became obligated for a capital lease with Nine Systems for a perpetual license for Internet protocol-based billing and provisioning software. This obligation is included in the above table but is not reflected in the Company's September 30, 2004 financial statements.

The Company had no material capital leases outstanding as of September 30, 2004 but had previously entered into significant capital leases for certain computer equipment and office equipment. During the fiscal year ended September 30, 2003, the Company negotiated settlements on several of these leases and as a result, a gain of approximately $201,000 was recognized.

Annual Volume Commitment

EDNET entered into an agreement with a telecommunications company for network usage discounts, expiring in March 2006. The contract currently has a volume commitment of approximately $265,000 per year.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 6:  COMMITMENTS AND CONTINGENCIES (Continued)

Commitments related to Onstream Media Acquisition

As part of its December 2004 purchase of Acquired Onstream (see Note 11), the Company became obligated under the following commitments:

SAIC - In June 2003, Acquired Onstream and Science Applications International Corporation ("SAIC") entered into a Basic Ordering Agreement for Professional Solutions ("BOA"), pursuant to which SAIC would build an outsourced solution for customers that allows for management and use of digital rich media and offers flexible applications, including collaboration and re-purposing (the "Onstream Media Platform"). SAIC agreed to design the Onstream Media Platform, as hosted and managed by SAIC, to allow for the addition and customization of applications to fit the specific needs of customers. SAIC also agreed to provide certain hosting and back-office services directly to the Company, as Acquired Onstream's successor, and in support of the Company's customers.

The original term of the BOA runs through December 31, 2006 and the Company, as Acquired Onstream's successor, may, at its option, extend the term for up to an additional 48 months by executing four, one year renewal options. Acquired Onstream agreed to minimum expenditures of $1.9 million in the aggregate through December 31, 2006, the initial term of the BOA, and $1 million for each of the four one-year renewal periods thereafter. SAIC agreed that its services under the BOA would be billed at a discount to its regular rates throughout the term of the BOA. The Company may terminate the BOA prior to the expiration of the term for convenience upon 30 days notice. SAIC may terminate the BOA if the Company, as Acquired Onstream's successor, does not satisfy the minimum expenditure thresholds or is otherwise in material breach of its obligations. As of December 31, 2004, SAIC had been paid approximately $1,211,000 in cash or common stock under the BOA and SAIC had billed approximately another $237,000 which is unpaid and due in February 2005.

Upon Onstream Media's payment of all amounts due SAIC for each software module described in the BOA, SAIC will grant the Company, as Acquired Onstream's successor, a royalty-free, worldwide, perpetual non-transferable license to operate the software created by SAIC for the Company's internal business purposes, by the Company's customers on an ASP basis so long as hosting and OSS/BSS (operating support systems/business support systems) services are provided exclusive by SAIC, and for back-up hosting and disaster recovery purposes. In addition, upon payment to SAIC of 20% of the original total development costs (excluding third party software) for any particular software which SAIC has developed under the BOA, SAIC will grant the Company, as Acquired Onstream's successor, a royalty-free, perpetual, world wide license to such software which includes the right to distribute the software on an ASP basis to the Company's customers, to a third party hosting the software on behalf of the Company and its customers as end users on an ASP basis, and to end users under an enterprise license for the end user's internal business purposes only. In addition, the Company, as Acquired Onstream's successor, will have the right to create extensions and enhancements to the software which will be owned by it, and it will grant SAIC a royalty free, world wide, perpetual, non-exclusive license,

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 6:  COMMITMENTS AND CONTINGENCIES (Continued)

Commitments related to Onstream Media Acquisition (Continued)

sublicense and transferable license to operate and modify the extensions and enhancements for itself and its clients.

Contemporaneously with the BOA, Acquired Onstream and SAIC entered into a Stock Issuance Agreement, pursuant to which Acquired Onstream, at its option, could pay up to 20% of $1,250,000 of invoices for services subsequent to the execution of the Stock Issuance Agreement, with common stock of Acquired Onstream. Such common stock would be valued at the lesser of $0.50 per share or fair market value as of the date of issuance. As of December 31, 2004, Acquired Onstream had issued 158,910 shares of its common stock to SAIC under this arrangement, valued at approximately $59,000. Acquired Onstream granted to SAIC certain piggyback registration rights in connection with any such shares of common stock issued to SAIC. In the event of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of the Acquired Onstream to another entity, SAIC has the right to terminate the Stock Issuance Agreement.

North Plains - North Plains, a software developer of digital asset management repositories and work flow engines, entered into a December 2004 agreement with Onstream Media to provide its software for use in the Onstream Media's digital asset management services platform. The contract calls for total payments of approximately $262,000 by March 31, 2005.

Employment Contracts and Severance

On December 27, 2004, in connection with the Company's closing of the merger with Onstream Media Corporation (see Note 11), the Company entered into new four-year employment contracts with the Company's President, Executive Vice President, Chief Marketing Officer and Executive Vice President of Business Development. The new contracts provide for base annual salaries of $163,000 ($178,000 for the President) increasing 10% per year. Each executive also receives a combined auto allowance, deferred compensation allocation and dues reimbursement allowance of $35,000 per year. In the event of a subsequent change of control or termination without cause, the Company is obligated to make payments of base salary for three years, which the executive may elect to take in a lump sum payment, plus benefits for two years.

The Company expects to enter into an employment agreement with its new CFO in the near future with terms substantially equivalent to the above contracts.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 6: COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance (Continued)

The Company has agreed to pay severance benefits to the Company's former Chief Financial Officer, which will extend her base pay and benefits through May 2005, and to the Company's former Chief Operating Officer, which will extend his base pay at a reduced rate plus benefits through August 2005. As additional severance in connection with the closing of the purchase of Acquired Onstream, in January 2004, the former CFO was issued 150,000 shares of common stock and the former COO was issued 100,000 shares of common stock. In addition, the former COO was issued 50,000 shares of common stock against commissions to be earned for future sales. These stock issuances will be valued at $1.73 per share (fair value at the date of issuance) and expensed as incurred.

On December 27, 2004 the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of issuance). On December 27, 2004, the company also issued five-year options to certain executives, vesting over four years, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of issuance). On December 15, 2004 the Company issued four-year options to certain executives, vesting over three years, for the purchase of 300,000 shares of our common stock at $1.21 per share (fair market value at date of issuance).

Common share penalty

The Company is obligated to satisfy a penalty of 2,000 common shares per day for every day, starting as early as September 1, 2004, that certain shares issued in previous financing transactions are not registered. The Company is unable to determine when this registration will be completed, including being made effective by the SEC, but in the event the Company does not successfully register these shares before February 28, 2005, it would be required to issue up to 362,000 common shares as a penalty with no additional consideration to the Company. This stock issuance will be valued at fair value at the date of issuance and expensed as incurred.

NOTE 7: CAPITAL STOCK

Common Stock

The Company has reserved 1,730,323 shares of common stock at September 30, 2004 for issuance relating to unexpired options and warrants for 1,134,274 common shares (see Note 10), as well as shares related to the potential conversion of the 232,750 shares of Class A-8 Convertible Preferred Stock into 310,335 common shares and the conversion of the 25,000 shares of Class A-11 Convertible Preferred Stock into up to 285,714 common shares. In December 2004, all outstanding convertible preferred shares were redeemed for cash or exchanged for Class A-10 Convertible Preferred shares - See Note 11.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 7:  CAPITAL STOCK  (Continued)

Common Stock (Continued)

During the year ended September 30, 2003, the Company issued 38,334 shares of common stock as additional compensation in connection with the issuance of 50,000 shares of Class A-9 Convertible Preferred Stock.

During the year ended September 30, 2003, the Company issued 187,452 shares of common stock for consulting and financial advisory services. The services were provided over periods ranging from 2 months to 1 year, and resulted in professional fees expense of approximately $457,000 over the service period. During the same period, the Company issued warrants and options to purchase shares of its common stock, which will result in professional fees expense of approximately $77,000 over the service periods of up to one year. In January 2003, the Company issued approximately 12,000 shares of common stock to employees as a bonus. None of these shares were issued to directors or officers of the Company. The value of these shares was approximately $32,000.

During the year ended September 30, 2003, the Company issued 586,284 shares of common stock arising from the conversion of preferred shares - 371,998 common shares for 116,832 shares of Class A-7 Convertible Preferred Stock and 214,286 common shares for 30,000 shares of Class A-9 Convertible Preferred Stock.

During the year ended September 30, 2003, the Company received 163,667 shares of its common stock in exchange for the issuance of preferred shares - 92,750 shares of Class A-8 Convertible Preferred Stock were issued in exchange for 123,667 common shares and 15,000 shares of Class A-7 were issued in exchange for 40,000 common shares.

During the year ended September 30, 2003, the Company issued 293,544 shares of common stock to satisfy various outstanding shareholder and employee loans to the Company totaling $640,000, plus accrued interest of $10,000.

During the year ended September 30, 2003, the Company issued 136,267 shares of common stock to settle approximately $305,000 of obligations. The difference between the approximately $264,000 value of the stock on the settlement date and the obligation as reflected in the Company's books and records is recorded as other income and expense, and, therefore, does not impact income from continuing operations.

During the year ended September 30, 2003, the Company issued 37,154 shares of common stock in satisfaction of approximately $99,500 of dividends on Class A-7 Convertible Preferred Stock.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 7:  CAPITAL STOCK  (Continued)

Common Stock (Continued)

In October 2003, the Company raised approximately $864,000 in a private placement to a group of 17 accredited investors for 411,500 shares of its common stock, plus four year common stock purchase warrants exercisable into an aggregate of 82,300 shares of common stock with an exercise price of $3.00 per share. In connection with this private placement, the Company issued 53,495 shares of common stock for commissions and finders fees totaling approximately $112,000. These fees are included as a reduction of additional paid-in capital as a cost of raising equity financing. The Company granted the purchasers registration rights covering the shares, including the shares issuable upon exercise of the warrants. The proceeds from this private placement were used to fund the cash portion of the 6% convertible debenture redemption agreement discussed in Note 5, with the balance to be used as general working capital.

In February 2004, the Company issued 32,500 shares of common stock for an origination fee in connection with the issuance of Class A-11 Convertible Preferred Stock and 52,500 shares of common stock for prepaid dividends related to the same issuance.

During the year ended September 30, 2004, the Company issued 195,000 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 12 months, and will result in a professional fees expense of approximately $434,000 over the service period. During the same period, the Company issued warrants and options to purchase 270,000 shares of common stock at prices from $2.25 to $2.50 per share, which will result in professional fees expense of approximately $523,000 over the service period from 12 to 24 months. See Note 10.

During the year ended September 30, 2004, the Company issued 176,192 shares of common stock arising from the conversion of preferred shares - 33,334 common shares for 25,000 shares of Class A-8 Convertible Preferred Stock and 142,858 common shares for 20,000 shares of Class A-9 Convertible Preferred Stock.

In October 2003 the Company issued 300,000 shares of common stock valued at $2.50 per share, or an aggregate of $750,000, as part of a redemption agreement for 6% convertible debentures - See Note 5.

In February 2004, the Company issued 40,000 shares of common stock for interest and expenses related to a loan from an affiliate of a Company director - see
Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 7: CAPITAL STOCK (Continued)

Common Stock (Continued)

In March 2004 the Company sold an aggregate of $150,000 principal amount of 14% convertible debentures to accredited investors. The term of the debentures were one year, and all interest was prepaid through the issuance of 10,500 shares of common stock. In addition, the Company issued 4,500 shares of common stock as an origination fee and 4,226 shares of common stock for legal fees. In April 2004, the holders of the convertible debenture converted the entire $150,000 principal into 75,000 shares of common stock. The convertible debentures had a fixed conversion price of $2.10 per share, which was below the stock price upon execution of the transaction. The approximately $33,000 value of this beneficial conversion feature plus approximately $39,000 for the value of the common shares issued to pay interest and fees was charged to interest expense during the year ended September 30, 2004.

In October 2003, the Company issued 64,000 shares of common stock to settle approximately $154,000 of certain liabilities with various vendors, which was approximately equal to the value of the stock at the date of issuance. This included 34,000 shares of common stock provided to vendors of Acquired Onstream to settle approximately $82,000 of Acquired Onstream obligations, which was recorded by the Company as an increase in its receivable from Acquired Onstream.

Preferred Stock

CLASS A-7 CONVERTIBLE PREFERRED STOCK

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

During the year ended September 30, 2002, the Company sold 7,500 shares of Class A-7 Convertible Preferred Stock for $90,000. In addition, the Company issued 4,332 shares of Class A-7 Convertible Preferred Stock, valued at approximately $52,000, to consultants for services rendered.

In October and November 2002, the Company sold 20,000 shares of its Class A-7 Convertible Preferred Stock for $240,000 in a private offering. In connection with this offering the Company paid a commission of $31,200, issued 5,000 shares of Class A-7 Preferred Stock for services and issued 15,000 shares of Class A-7 Preferred Stock in a conversion from common stock. The Company also issued three-year warrants to purchase 32,000 shares of common stock at $4.50 per share.

In January 2003, the Company sold 2,500 shares of Class A-7 Preferred Stock in a private transaction for $30,000. The Company also issued three-year warrants to purchase 2,000 shares of common stock at $4.50 per share.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 7: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

In March 2003, the Company issued 62,500 shares of Class A-7 Preferred Stock, with a value of $750,000, to Acquired Onstream in exchange for 1,500,000 shares of Acquired Onstream's common stock. This increased the Company's ownership in Acquired Onstream to approximately 28% (See Note 2), which was reduced to approximately 27% as of September 30, 2004 and then to approximately 26% after that date, with most of these decreases caused by Acquired Onstream's issuance of additional common shares to pay consultants. In December 2004, the Company purchased the remaining outstanding ownership interest in Acquired Onstream - see Note 11.

In May 2003, 30,000 shares of Class A-7 Preferred Stock were converted into 80,000 shares of common stock pursuant to the designations of the preferred stock. On August 26, 2003, 1,666 shares of Class A-7 Preferred Stock were converted into 4,444 shares of common stock. On September 1, 2003, 62,500 shares of Class A-7 Preferred Stock were converted into 166,667 shares of common stock. On September 29, 2003, 22,666 shares of Class A-7 Preferred Stock were converted into 60,444 shares of common stock, with an additional 60,443 shares of common stock issued to those preferred shareholders to induce them to effect the early conversion.

The Company declared dividends as prescribed in the designations of the shares of Class A-7 Preferred Stock. The amount owed during the year ended September 30, 2003 was approximately $99,500, which was satisfied through the issuance of 37,154 shares of common stock.

As of September 30, 2004, all shares of Class A-7 Preferred Stock have been converted into common stock.

CLASS A-8 CONVERTIBLE PREFERRED STOCK

In May 2003, the Company issued 140,000 shares of Class A-8 Convertible Preferred Stock, which is non-voting and carries no dividend, to a shareholder as compensation for restructuring an existing loan to the Company and loaning the Company additional funds. The Company paid a finders fee of 25,000 shares of Class A-8 Preferred Stock to a third party. In addition, the shareholder converted his outstanding common stock in the Company, 123,667 shares, into 92,750 shares of Class A-8 Preferred Stock - See Note 5. In December 2004, this shareholder converted all 232,750 shares of Class A-8 Preferred Stock held by him into 139,650 shares of Class A-10 Preferred Stock - See Note 11.

In October 2003, a holder of 25,000 shares of Class A-8 Preferred Stock converted those shares to 33,334 shares of common stock, based on a $4.50 per common share conversion price. The Class A-8 Preferred Stock had a stated value of $6.00 per share, or an aggregate of $150,000.

As of December 30, 2004, all shares of Class A-8 Preferred Stock have been converted into common stock or other classes of preferred stock - see Note 11.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 7: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

CLASS A-9 CONVERTIBLE PREFERRED STOCK

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

In June 2003, the Company completed an agreement for a $750,000 private sale of Class A-9 Preferred Stock. In the first tranche the Company received $450,000 for the issuance of 30,000 shares of Class A-9 Preferred Stock and four year warrants, exercisable at $4.50 per share, to purchase 10,000 shares of its common stock. In connection with the first tranche, the Company paid a cash commission of $15,000 and issued 19,400 shares of common stock as additional compensation. In September 2003, the holders of the Class A-9 Preferred Stock converted the 30,000 outstanding shares into 214,286 shares of common stock. The conversion rate was the floor price of $2.10 per share. At the same time, the Company received $300,000 for the second tranche of the Class A-9 Preferred Stock, issuance of 20,000 shares of its Class A-9 Preferred Stock plus four year warrants, exercisable at $3.00 per share, to purchase 40,000 shares of common stock In connection with the second tranche, the Company paid a cash commission of $10,000 and issued 18,934 shares of common stock as additional compensation. As of September 30, 2003, the investors executed the second tranche of the Class A-9 Preferred Stock but the Company had not received the proceeds. The $300,000 receivable is reflected in the September 30, 2003 balance sheet as a subscription receivable, which was satisfied during the first quarter of fiscal 2004.

In March 2004, the holders of 20,000 shares of Class A-9 Preferred Stock converted those shares to 142,858 shares of common stock, based on a $2.10 per common share conversion price. The Class A-9 Preferred Stock had a stated value of $15.00 per share, or an aggregate of $300,000.

During the year ended September 30, 2004 the Company declared and paid cash dividends of approximately $14,000 on the Class A-9 Preferred Stock.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 7: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

As of September 30, 2004, all shares of Class A-9 Preferred Stock have been converted into common stock.

CLASS A-11 CONVERTIBLE PREFERRED STOCK

On February 10, 2004, the Company sold 25,000 shares of its Class A-11 non-voting redeemable Convertible Preferred Stock, plus three-year warrants to purchase 130,000 shares of its common stock, for $500,000. The three-year warrants are exercisable at $2.28 per share ( based on 105% of the Company's common stock average closing bid price for the five trading days prior to February 10, 2004). The Company also issued 32,500 shares of restricted common stock to the purchaser as an origination fee and issued an additional 52,500 shares of restricted common stock in lieu of dividend payments over the initial 18-month term ("prepaid period") upon closing. The Company determined that the estimated fair value of the warrants and the beneficial conversion feature, computed in accordance with EITF 00-27, was immaterial.

The holders of the Class A-11 Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 14% based on the stated value of $20.00 per share, payable monthly beginning after the prepaid period. Following the prepaid period, the Company has the right to redeem the preferred stock for the stated value plus any accrued and unpaid dividends. Each share of Class A-11 convertible preferred stock is convertible, at the option of the holder, at any time after the date of issuance of such shares determined by dividing the liquidation amount (stated value or $500,000) by the conversion price then in effect at the time of conversion. The initial conversion price per share is $2.00, subject to certain adjustments, and shall be reset at the fair market value of the Company's common stock at the effective date of the registration of the shares of common stock underlying the Class A-11 Preferred Stock. The fair market value of a share of the Company's common stock shall be reset to the average closing bid price per share for the 10 trading days immediately preceding the effective date of the registration, provided in no event shall the fair market value be below $1.75 per common share nor shall it be greater than $2.00 per common share.

In December 2004, the Company redeemed all outstanding shares of Class A-11 Convertible Preferred Stock for cash - see Note 11.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 8: INCOME TAXES

The Company has approximately $57.2 million in net operating loss carryforwards at of September 30, 2004, which expire in 2011 through 2024. The utilization of approximately $16.0 million of the net operating loss carryforward, acquired from the 2001 acquisition of EDNET and the 2002 acquisition of MOD and included in this total, against future taxable income may be limited as a result of ownership changes and other limitations. The Company also has an approximately $3.5 million capital loss carryforward which expires in 2008.

The Company has a deferred tax asset of approximately $21.5 million primarily resulting from the net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses of approximately $2.9 million and $3.0 million for the years ended September 30, 2004 and 2003, respectively. The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes - amortization of customer lists, valuation allowance of goodwill, losses on an equity basis from Acquired Onstream, inventory and receivable reserves, and expenses for stock options issued in payment for consulting and other professional fees but not exercised by the recipients. In addition, the amount of depreciation expense allowed for tax purposes currently exceeds the depreciation expense on the Company's consolidated financial statements. There are no significant cumulative temporary differences as of September 30, 2004.

NOTE 9: SEGMENT INFORMATION

The Company's operations are currently comprised of three operating groups, Webcasting Group, Networking Solutions Group and Travel Group. These operating units are managed from the Company's Pompano Beach facility and the San Francisco facility directed by EDNET. Included in the Networking Solutions Group are the digital asset management services that resulted from the purchase of assets from Virage, Inc. - see Note 2. See Note 1 for details about the Company's redefinition of its segments in fiscal 2005.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure. For the years ended September 30, 2004 and 2003 the Company provided webcasting services to one significant customer, Thomson Financial Group, under a contract which can be terminated upon a 30-day notification. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $1,808,000, or 24%, and approximately $1,727,000, or 25%, of total consolidated revenue for the years ended September 30, 2004 and 2003, respectively. These revenues represented approximately 54% and 49% of Webcasting Group revenues for the same periods.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 9:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the years ended September 30, 2004 and 2003, and total assets by segment as of those dates.

                                             Year Ended September 30,
                                            --------------------------
                                                2004           2003
                                            -----------    -----------
Revenue:
Webcasting Group                            $ 3,373,814    $ 3,511,515
Networking Solutions Group                    3,953,842      2,931,207
Travel Group                                    251,232        372,397
                                            -----------    -----------
Total consolidated revenue                    7,578,888      6,815,119
                                            -----------    -----------

Segment operating income (loss)
Webcasting Group                                874,449        557,015
Networking Solutions Group                      615,426        382,149
Travel Group                                     57,082        148,975
                                            -----------    -----------
Total operating income                        1,546,957      1,088,139

Depreciation and amortization                 1,373,587      1,964,989
Impairment loss on goodwill                     470,000             --
Corporate and unallocated shared expenses     3,310,242      3,010,303
Other expense, net                              365,795        420,426
                                            -----------    -----------

Net loss                                    $(3,972,666)   $(4,307,579)
                                            ===========    ===========

Total assets:
Webcasting Group                            $ 1,882,469    $ 2,836,434
Networking Solutions Group                    3,373,128      2,865,722
Travel Group                                    113,817        166,573
Corporate and unallocated                     2,092,975      2,645,537
                                            -----------    -----------
Total                                       $ 7,462,389    $ 8,514,266
                                            ===========    ===========

Depreciation, amortization and impairment losses are not utilized by the Company's primary decision maker for making decisions with regards to resource allocation or performance evaluation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 10: STOCK OPTIONS AND WARRANTS

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. On December 15, 2004, a majority of the Company's shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000 and the maximum stock grant size to 500,000 shares.

At September 30, 2004 and 2003 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years. All options are granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company's shareholders voted to approve the cancellation (subject to the option holder's approval) of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (227,776 of which were issued under the Plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue.

Detail of option activity for the years ended September 30, 2004 and 2003 are as follows:

                                          2004                     2003
                                  ----------------------   ---------------------
                                                Weighted                Weighted
                                   Number        Average     Number      Average
                                     Of         Exercise      Of        Exercise
                                   Shares        Price      Shares        Price
                                  ----------------------   ---------------------
Balance, beginning of year         464,942      $ 31.40     594,978     $ 33.00
Expired during the year           (228,842)       41.17    (132,236)      38.14
Exercised during the year               --           --          --          --
Granted during the year                 --           --       2,200        4.50
                                   -------      -------     -------     -------

Balance, end of the year           236,100      $ 21.93     464,942     $ 31.40
                                   =======      =======     =======     =======

Exercisable at end of the year     213,436                  387,595     $ 33.78
                                   =======                  =======     =======

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 10:  STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information about the Company's outstanding and exercisable stock options at September 30, 2004:

                                                   Outstanding                            Exercisable
                                                    Weighted
                                                    Average          Weighted                      Weighted
                                                   Remaining         Average                        Average
                                                  Contractual        Exercise                      Exercise
Range of Exercise Price             Shares        Life (Years)        Price          Shares          Price
-----------------------             ------        ------------        -----          ------          -----
$3.45 - $11.24                        10,001        1.19              $   6.15         10,001        $  6.15
$11.25 - $29.99                      137,828        2.60                 17.85        128,940          18.14
$30.00 - $62.81                       88,271        0.53                 30.08         88,271          30.08

                                     236,100        1.77              $  21.93        213,436        $ 22.25

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 35% to 158%, risk-free interest rate of 2.25% to 6.25%, expected dividends of $0 and expected term is the full term of the option ranging from 1 to 8 years.

The Company has granted options to management, employees, directors and consultants that are outside of the Plan. For the year ended September 30, 2004, the Company granted 120,000 options to consultants. At September 30, 2004 the Company had 235,665 granted options to consultants outstanding at an average exercise price of $9.47 per share. The term of these options are three years and the vesting periods are immediate. These options have been accounted for under SFAS 123 "Accounting for Stock-Based Compensation". The Company has recognized approximately $111,000 and $58,000 in expense for consultant options during the years ended September 30, 2004 and 2003, respectively.

As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $523,000 in deferred option expense at September 30, 2004. The remaining deferred option expense will be amortized over the remaining periods of service for these issuances which range from three to 23 months. The deferred option expense is included in the balance sheet captions prepaid expenses (current portion) and other non-current assets (non-current portion). In addition, the Company is obligated under agreements to issue another 280,000 options (exercise price to be fair value at the date of issuance) and 237,000 common shares for consulting services over the twelve months subsequent to September 30, 2004, which will be valued at fair value as of the date of issuance and expensed under SFAS 123.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 10:  STOCK OPTIONS AND WARRANTS (continued)

At September 30, 2004, there were vested warrants to purchase an aggregate of 528,962 shares of common stock outstanding, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $2.65 to $247.50 expiring from October 2004 to October 2007. During the year ended September 30, 2004 the Company granted 212,300 warrants - 82,300 warrants at an exercise price of $3.00 per share in conjunction with the sale of 411,500 shares of common stock and 130,000 warrants at an exercise price of $2.28 per share in conjunction with the sale of 25,000 shares of Class A-11 Preferred Stock. During the year ended September 30, 2003 the Company granted 106,667 warrants, including 40,000 warrants at an exercise price of $4.50 per share in conjunction with the sale of 42,000 shares of Class A-7 Preferred Stock, 50,000 warrants at exercise prices from $3.00 to $4.50 per share in conjunction with the sale of 50,000 shares of Class A-9 Preferred Stock, and 16,667 warrants at an exercise price of $2.65 in conjunction with the settlement of a note. See Note 7.

See Note 6 regarding the issuance of employee options after September 30, 2004 and Note 11 for the issuance of acquisition and financing warrants after September 30, 2004.

NOTE 11: SUBSEQUENT EVENTS - ACQUISITION AND FINANCING TRANSACTIONS

Acquisition of  Onstream Media Corporation ("Acquired Onstream")

On October 22, 2003 the Company executed an agreement and plan of merger agreement with privately held Acquired Onstream to acquire the remaining 74% of Onstream Media not already owned by the Company (see Note 3). Under the terms of the agreement, each common share of Acquired Onstream (other than shares already owned by the Company) was converted into 0.1481 restricted common shares of Visual Data common stock. Jesup & Lamont Securities Corporation issued a fairness opinion regarding this transaction to the Company's board of directors.

On December 23, 2004, after approval by a majority of the Company's shareholders in a duly constituted meeting, Acquired Onstream was merged with and into OSM
Acquisition Inc., a Delaware corporation and the Company's wholly owned subsidiary. All outstanding shares of Acquired Onstream capital stock and options not already owned by the Company were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. The value of the common stock, options and warrants to be issued, plus direct transaction costs, was approximately $7.6 million, based on a share value of $3.00 on October 22, 2003. The carrying value of the Company's investment in Acquired Onstream prior to the merger was approximately $500,000 and the estimated fair market value, as of the date of the merger, of the tangible assets and liabilities acquired was approximately $200,000. Therefore, as a result of the acquisition, approximately $7.9 million will be recorded as goodwill and other intangible assets, subject to regular future valuations and adjustments as required by SFAS 142. The following table sets forth the unaudited pro-forma consolidated results of operations for the years ended September 30, 2004 and 2003 giving effect to the acquisition of Acquired Onstream, as if the acquisition had occurred as of the beginning of the periods presented:

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 11: SUBSEQUENT EVENTS - ACQUISITION AND FINANCING TRANSACTIONS (continued)

                                            Year Ended           Year Ended
                                        September 30, 2004   September 30, 2003
                                        ------------------   ------------------

Revenues                                    $ 7,584,118          $ 6,815,119
                                            ===========          ===========
Net loss                                    $(5,514,915)         $(6,138,210)
                                            ===========          ===========
Net loss applicable to common stock         $(6,533,809)         $(7,182,104)
                                            ===========          ===========
Net loss per common share                   $     (0.81)         $     (1.28)
                                            ===========          ===========
Net loss applicable to common stock per
       common share                         $     (0.96)         $     (1.50)
                                            ===========          ===========

On December 27, 2004, the Company entered into new employment agreements with executives of the merged companies and issued common stock and common stock options - see Note 6.

Financing Transactions

On December 23, 2004, the Company received gross financing proceeds of $6.5 million from the sale of convertible preferred shares and convertible debentures, out of which it paid approximately $700,000 in related fees and expenses. In addition, on December 23, 2004 all promissory notes and convertible preferred shares outstanding as of September 30, 2004 (plus $150,000 borrowed after that date) were satisfied by cash payments of approximately $2.9 million, issuance of 239,650 shares of Class A-10 preferred and issuance of warrants to purchase 500,000 common shares of ONSM for $1.50 per share. In connection with the retirement of this indebtedness, the Company will write off the unamortized discount of approximately $500,000 to interest expense during the three months ended December 31, 2004.

Also, on December 23, 2004, the Company paid approximately $1.3 million to satisfy certain obligations of Acquired Onstream, which included the balance due on a note to Virage guaranteed by the Company. See Notes 5, 6 and 7.

The details of the new financing are as follows:

      a) Convertible Preferred Shares - Pursuant to a Financing Agreement with several accredited investors, which was amended on October 15, 2004, the investors purchased 215,000 shares of Class A-10 for $2.15 million ("Class A-10"). This purchase was in addition to the issuance of A-10 shares in satisfaction of previously existing obligations as discussed above.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 11: SUBSEQUENT EVENTS - ACQUISITION OF ONSTREAM MEDIA CORPORATION AND FINANCING TRANSACTIONS (continued)

      Financing Transactions (continued)

            The Class A-10 has a coupon of 8%, payable in cash or in-kind at the Company's option, has a stated value of $10.00 per share, has a conversion rate of $1.00 per share and for every one share of Class A-10, the investor received a warrant to purchase five shares of ONSM common stock for $1.50 per share. The warrants vest at the date of grant and have a term of five years from the closing of the Transaction. The fees from the Class A-10 financing were approximately $236,500 plus warrants to purchase approximately 215,000 shares of ONSM common stock for $1.50 per share. The warrants vest at the date of grant and have a term of five years from the closing of the transaction.

            The estimated fair value of the warrants and the beneficial conversion feature, in accordance with EITF 00-27, is $1,569,500, which will be allocated to additional paid in capital and amortized as a dividend over the four year term of the Class A-10. The financing fees will be similarly treated.

      b) Convertible Debentures - Pursuant to a Financing Agreement with several accredited investors, which was amended on October 15, 2004, the investors purchased 8% Convertible Debentures for $4.35 million. The interest of 8% is payable in cash or in-kind at the Company's option if the average price during the 20-day period prior to payment exceeds $1.18 per share. The 8% Convertible Debenture has a $1.00 conversion rate per share and for every dollar invested in the 8% Convertible Debenture the investor received 35% in warrant coverage. The exercise price of the warrants is $1.65 per ONSM common share. The warrants vest at the date of grant and have a term of five years from the closing of the transaction. The 8% Convertible Debenture includes an additional investment right of $2.175 million, which expires one year from the closing of the transaction. The additional investment right has the same terms as the 8% Convertible Debenture, including warrant coverage. The fees from the convertible debenture financing were approximately $344,500 plus warrants to purchase 435,000 shares of ONSM common stock for $1.65 per share. The warrants vest at the date of grant and have a term of five years from the closing of the Transaction.

            The debentures are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries. The debentures contain a provision requiring mandatory redemptions of up to $1.0 million over the period from December 2005 through June 2006.

            The estimated fair value of the warrants and the beneficial conversion feature, in accordance with EITF 00-27, is approximately $1,870,500, which will be allocated to additional paid in capital and debt discount, with the discount being amortized to interest expense over the four year term of the convertible debentures. The financing fees will be similarly treated.