Form 10KSB/A
period 2004-09-30
Onstream Media CORP
filed 2005-01-14
CIK 919130

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

                            -----------------------

                        Commission file number 000-22849

                           Onstream Media Corporation
                 (Name of small business issuer in its charter)

                    Florida                                65-0420146
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

           1291 SW 29 Avenue
           Pompano Beach, Florida                      33069
           ---------------------------------------     -----------
           (Address of principal executive offices)    (Zip Code)

Issuer's telephone number 954-917-6655
                          ------------

Securities registered under Section 12(b) of the Exchange Act:

           Title of each class        Name of each exchange on which registered

                    None                            not applicable
           -------------------        -----------------------------------------
             (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                         common stock
----------------------------------------------------------------
                      (Title of class)

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

      Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]
-----

         The Annual Report on Form 10-KSB of Onstream Media Corporation for the fiscal year ended September 30, 2004 is hereby amended to delete in their entirety Exhibits 31(i) and 31 (ii) filed on January 13, 2005 with such report and to substitute Exhibits 31(i) and 31(ii) attached hereto and incorporated herein by such reference.

ITEM 13. EXHIBITS

23.1              Consent of Independent Registered Public Accounting Firm
31(i)             Section 302 Certificate of Chief Executive Officer
31(ii)            Section 302 Certificate of Chief Financial Officer


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Onstream Media Corporation

                                   By: /s/ Randy S. Selman
                                       -------------------------------
                                       Randy S. Selman, President,
                                       Chief Executive Officer

                                   By: /s/ Robert E. Tomlinson
                                       -------------------------------
                                       Robert E. Tomlinson,
                                       Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                        Date
--------------------------------------------------------------------------------

/s/Randy S. Selman         Director, President,            January 14, 2005
-----------------------    Chief Executive Officer
Randy S. Selman


/s/ Robert E. Tomlinson    Chief Financial Officer and     January 14, 2005
-----------------------    Principal Accounting Officer
Robert E. Tomlinson


/s/ Clifford Friedland    Director and Senior VP           January 14, 2005
-----------------------   Business Development
Clifford Friedland


/s/ Alan Saperstein       Director and Chief               January 14, 2005
-----------------------   Operating Officer
Alan Saperstein


Benjamin Swirsky          Director                         January 14, 2005

/s/ Robert J. Wussler     Director                         January 14, 2005
-----------------------
Robert J. Wussler

/s/ Charles C. Johnston   Director                         January 14, 2005
-----------------------
Charles C. Johnston


Gen. Ronald W. Yates      Director                         January 14, 2005