Form 10QSB
period 2004-12-31
Onstream Media CORP
filed 2005-02-18
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004

                                       OR

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________

                        Commission file number 000-22849

                                 Onstream Media
                                  Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

                                   65-0420146
                             ----------------------
                        (IRS Employer Identification No.)

                                     Florida
                                -----------------
         (State or other jurisdiction of incorporation or organization)

                 1291 SW 29 Avenue, Pompano Beach, Florida 33069
      --------------------------------------------------------------------
                    (Address of principal executive offices)

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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 31, 2005 the registrant had issued and outstanding 7,440,778 shares of common stock.

       Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                                               PAGE

     Item 1 - Financial Statements

        Unaudited Condensed Consolidated Balance Sheets at December 31, 2004
            and Audited Condensed Consolidated Balance Sheets at September 30, 2004             3-4

         Unaudited Condensed Consolidated Statements of Operations for the Three Months
            Ended December 31, 2004 and 2003                                                      5

          Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three
            Months Ended December 31, 2004                                                        6

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended December 31, 2004 and 2003                                                    7-8

          Notes to Unaudited Condensed Consolidated Financial Statements                        9-31

     Item 2 - Management's Discussion and Analysis
             or Plan  of Operations                                                            32-39

     Item 3 - Controls and Procedures                                                             40

                                     PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                   41

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                         41

     Item 3 - Defaults upon Senior Securities                                                     41

     Item 4 - Submission of Matters to a Vote of  Security Holders                                42

     Item 5 - Other Information                                                                   43

     Item 6 - Exhibits                                                                            43

     Signatures                                                                                   44


                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                December 31,     September 30,
                                                  2004              2004
                                               ------------     -------------
                                               (unaudited)

                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                 $  1,504,019        $     14,269
   Restricted cash                                  8,485             207,876
   Accounts receivable, net of
     allowance for doubtful accounts
      of $31,336 and
      $68,739, respectively                     1,205,357           1,365,604
   Prepaid expenses                               419,429             456,521
    Inventories                                    60,800              51,044
   Other current assets                               136               2,524
                                             ------------        ------------
Total current assets                            3,198,226           2,097,838
                                             ------------        ------------


PROPERTY AND EQUIPMENT, net                     3,384,670             745,056
INTANGIBLE ASSETS, net                          1,463,562           1,645,496
GOODWILL, net                                  10,023,624           1,601,444
OTHER NON-CURRENT ASSETS                          227,056           1,372,555
                                             ------------        ------------
Total assets                                 $ 18,297,138        $  7,462,389
                                             ============        ============

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                                                 December 31,   September 30,
                                                                                    2004            2004
                                                                                 ------------   -------------
                                                                                 (unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $  2,265,709        $  1,562,166
   Amounts due to shareholders and officers                                             362,542                  --
   Deferred revenue                                                                      15,680              77,711
   Notes payable - current portion                                                      218,126             365,500
   Convertible debentures - current portion                                             500,000                  --
                                                                                   ------------        ------------
Total current liabilities                                                             3,362,057           2,005,377
                                                                                   ------------        ------------

Convertible debentures, net of discount and current portion                           1,396,250                  --
Notes payable, net of discount and current portion                                      122,346           2,660,225
                                                                                   ------------        ------------
Total liabilities                                                                     4,880,653           4,665,602
                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock Series A8, par value $.0001 per share, authorized 300,000
     shares, 0 and 232,750 issued and outstanding, respectively                              --                  23

  Preferred stock Series A10, par value $.0001 per share, authorized 500,000
   shares, 463,212 and 0 issued and outstanding, respectively                                46                  --

  Preferred stock Series A11, par value $.0001 per share, authorized 25,000
   shares, 0 and 25,000 issued and outstanding, respectively                                 --                   3

  Common stock, par value $.0001 per share; authorized 75,000,000 shares,
   6,899,290 and 4,666,324 issued and outstanding, respectively                             690                 467

  Common stock to be issued,  544,000 shares                                                 54                  --
 Unamortized discount and unearned compensation                                      (3,290,127)                 --
 Additional paid-in capital
                                                                                     78,261,178          62,473,209
 Accumulated deficit                                                                (61,555,356)        (59,676,915)
                                                                                   ------------        ------------
Total stockholders' equity                                                           13,416,485           2,796,787
                                                                                   ------------        ------------
Total liabilities and stockholders' equity                                         $ 18,297,138        $  7,462,389
                                                                                   ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                               Three Months Ended,
                                                                                   December 31,
                                                                               -------------------
                                                                               2004           2003
                                                                               ----           ----
REVENUE:

     Digital asset management                                             $   532,899    $        --
     Network usage and services                                               495,487        541,697
     Network equipment sales and rentals                                      211,790        138,734
     Webcasting                                                               927,478        918,244
     Travel production and distribution                                        56,026         53,617
                                                                          -----------    -----------
Total revenue                                                               2,223,680      1,652,292
                                                                          -----------    -----------

COSTS OF REVENUE:
     Digital asset management                                                 174,726             --
     Network usage and services                                               274,922        273,830
     Network equipment sales and rentals                                      121,024         76,861
     Webcasting                                                               194,533        247,604
     Travel production and distribution                                        12,151            476
                                                                          -----------    -----------
Total costs of revenue                                                        777,356        598,771
                                                                          -----------    -----------
GROSS MARGIN                                                                1,446,324      1,053,521
                                                                          -----------    -----------
OPERATING EXPENSES:
    General and administrative:
         Compensation                                                       1,071,766        887,870
         Professional fees                                                    503,979        195,976
         Other                                                                312,267        311,560
    Depreciation and amortization                                             293,232        365,933
                                                                          -----------    -----------
Total operating expenses                                                    2,181,244      1,761,339
                                                                          -----------    -----------
Loss from operations                                                         (734,920)      (707,818)
                                                                          -----------    -----------

OTHER (EXPENSE) INCOME:
   Interest income                                                              1,694          2,173
   Interest expense                                                        (1,022,186)      (130,048)
   Other (expense) income, net                                                (99,013)       348,753
                                                                          -----------    -----------
Total other (expense) income, net                                          (1,119,505)       220,878
                                                                          -----------    -----------
Net loss                                                                  $(1,854,425)   $  (486,940)
                                                                          ===========    ===========
Loss per share - basic and diluted:

Net loss per share                                                        $     (0.37)   $     (0.12)
                                                                          ===========    ===========
Weighted average shares of common stock outstanding - basic and diluted     5,040,598      3,906,478
                                                                          ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 2004

                                                       Preferred Stock
                                    ----------------------------------------------------------
                                     Series           Series          Series                            Common Stock
                                        A8             A10             A11                           ---------------------
                                   ------------    ------------   -----------
                                      Shares          Shares         Shares          Amount          Shares         Amount
                                   ------------    ------------   ------------    ------------     -----------   ------------

Balance, September 30, 2004             232,750              --         25,000    $         26       4,666,324   $        467

Issuance of shares, warrants and
options for Acquired Onstream
purchase                                     --              --             --              --       2,207,966             221
Issuance of  Series A-10
   preferred shares, net                     --         323,562             --              32              --             --
Conversion of Series A-8  shares
   into Series A-10 preferred
   shares                              (232,750)        139,650             --              (9)             --             --

Issuance of shares, warrants and
   options for services and
   incentives                                --              --             --              --          25,000              2
Redemption of Series A-11 shares             --              --        (25,000)             (3)             --             --
Warrants issued with 8%
   Convertible Debentures                    --              --             --              --              --             --
Common shares to be issued for
   severance and professional
   services                                  --              --             --              --         300,000             30
Common shares to be issued for
   financing penalty                         --              --             --              --         244,000             24
Dividends accrued on Series A-10
preferred                                    --              --             --              --              --             --
Net loss                                     --              --             --              --              --             --
                                   ------------    ------------   ------------    ------------     -----------   ------------
Balance, December 31, 2004                   --         463,212             --    $         46       7,443,290   $        744
                                   ------------    ------------   ------------    ------------     -----------   ------------

                                    Additional Paid-in Capital      Accumulated
                                    --------------------------      -----------

                                      Gross          Discount        Deficit          Total
                                   ------------    ------------    ------------    ------------
Balance, September 30, 2004        $ 62,473,209    $         --    $(59,676,915)   $  2,796,787

Issuance of shares, warrants and
options for Acquired Onstream
purchase                              7,311,671              --              --       7,311,892
Issuance of  Series A-10
   preferred shares, net              5,991,539      (2,928,041)             --       3,063,530
Conversion of Series A-8  shares
   into Series A-10 preferred
   shares                                     9              --              --              --

Issuance of shares, warrants and
   options for services and
   incentives                            35,998              --              --          36,000
Redemption of Series A-11 shares       (499,997)             --              --        (500,000)
Warrants issued with 8%
   Convertible Debentures             2,130,983              --              --       2,130,983
Common shares to be issued for
   severance and professional
   services                             470,970        (378,130)             --          92,870
Common shares to be issued for
   financing penalty                    346,796              --              --         346,820
Dividends accrued on Series A-10
preferred                                    --          16,044         (24,016)         (7,972)
Net loss                                     --              --      (1,854,425)     (1,854,425)
                                   ------------    ------------    ------------    ------------
Balance, December 31, 2004         $ 78,261,178    $ (3,290,127)   $(61,555,356)   $ 13,416,485
                                   ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          Three Months Ended,
                                                                                             December 31,
                                                                                        ----------------------
                                                                                        2004             2003
                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(1,854,425)   $  (486,940)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation and amortization                                                    293,232        365,933
           Amortization of discount on notes payable                                    494,150         89,745
           Amortization of discount on convertible debentures                            13,519             --
           Interest penalty payable in common shares                                    346,820             --
           Amortization of deferred services and incentives                             216,843        104,249
           Loss on equity basis investment in Acquired Onstream                         100,025         33,984
       Increase in allowance for doubtful accounts                                        2,885         11,357
           Gain from settlements of obligations                                          (4,375)      (267,378)
           Loss on disposition/retirement of fixed assets                                30,139             --

       Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable                                     157,362        (43,628)
         (Increase) in prepaid expenses                                                 (33,370)       (39,482)
         Decrease (Increase) in other current assets                                      1,778         (2,570)
         (Increase) Decrease in inventories                                              (9,755)         2,253
         Increase (Decrease) in accounts payable and accrued liabilities                142,741       (143,852)
         Increase (Decrease) in deferred revenue                                        (62,031)         7,377
                                                                                    -----------    -----------
Net cash (used in) operating activities                                                (164,462)      (368,952)
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Acquired Onstream                                                     (1,455,920)            --
    Costs of Onstream Merger                                                           (153,317)            --
   Acquisition of property and equipment                                               (105,822)       (33,072)
                                                                                    -----------    -----------
Net cash (used in) investing activities                                              (1,715,059)       (33,072)
                                                                                    -----------    -----------

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (Continued)

                                                                                       Three Months Ended,
                                                                                          December 31,
                                                                                     ---------------------
                                                                                      2004             2003
                                                                                      ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of 8% Convertible Debentures, net of expenses               $ 4,013,713    $        --
    Proceeds from issuance of Series A-10 convertible preferred, net of expenses     2,063,530             --
    Proceeds from (use of) restricted cash                                             200,000         (2,005)
    Proceeds from loans and notes payable                                              150,000             --
    Proceeds from issuance of common stock, net                                             --        862,635
    Proceeds from subscription receivable for preferred stock                               --        300,000
    Dividends                                                                         (7, 972)         (6,154)
    Repayment of loans and notes payable                                            (2,550,000)            --
    Payment of Series A-11 convertible preferred                                      (500,000)            --
    Payment of convertible debentures                                                       --       (608,520)
    Payments on capital leases                                                              --         (3,475)
                                                                                   -----------    -----------
Net cash provided by financing activities                                            3,369,271        542,481
                                                                                   -----------    -----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                  1,489,750        140,457
CASH AND CASH EQUIVALENTS, beginning of period                                          14,269         82,374
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                           $ 1,504,019    $   222,831
                                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash payments for interest                                                    $    34,200    $    40,303
                                                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Issuance of shares, options and warrants in conjunction with
        Onstream Merger                                                            $ 7,311,898    $        --
     Issuance of warrants in conjunction with 8% Convertible Debentures            $   695,525    $        --
     Issuance of warrants in conjunction with Series A-10 convertible
       preferred                                                                   $   922,756    $        --
     Conversion of note payable to Series A-10 convertible preferred               $ 1,000,000    $        --
     Conversion of Series A-8 convertible preferred to Series A-10
       convertible  preferred                                                      $ 1,396,500    $        --
     Issuance of common shares for repayment of debt                               $        --    $   750,000
     Issuance of shares, warrants and options for deferred
          services and incentives                                                  $    36,000    $    23,418
     Issuance of shares for payment of accounts payable                            $        --    $    72,300
     Advances to Acquired Onstream by issuing common stock                         $        --    $    81,940
     Obligation to issue common shares for severance, services
          and financial penalties                                                  $   817,820    $        --


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Onstream Media Corporation (formerly Visual Data Corporation) (the "Company" or "Onstream" or "ONSM"), organized in 1993, is a business service provider that specializes in video and rich media communications, digital asset management services and webcasting. Video and rich media communications and digital asset management services are provided primarily to entertainment, advertising and financial industry customers. Webcasting services are provided primarily to corporate, education, government and travel industry customers.

See Note 2 regarding the Company's December 23, 2004 acquisition of Acquired Onstream. As a result of that acquisition, the Company changed its name to Onstream Media Corporation in January 2005 and has reorganized the previous three operating groups into two groups - Digital Asset Management and Webcasting. The Digital Asset Management group includes the previous Networking Solutions Group, as well as the operations acquired from Virage, Inc. and Acquired Onstream. The new Webcasting Group includes the previous Webcasting and Travel groups.

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

In addition, through our subsidiary doing business under the name EDNET, the Digital Asset Management Group provides connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. EDNET also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications.

EDNET manages a global network with approximately 600 active clients, in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim. EDNET generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (continued)

The Webcasting Group, provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting Group also produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own on-line travel portal - www.travelago.com ("Travelago"). The Webcasting Group generates revenues through production and distribution fees.

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $61.6 million as of December 31, 2004. The Company's operations have been financed primarily through the issuance of equity and debt. For the three months ended December 31, 2004, ONSM had a net loss of approximately $1.9 million and cash used in operations of approximately $164,000. In December 2004 and in February 2005, the Company obtained additional debt and equity financing to continue operations - see Notes 4, 6 and 9.

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

The Company's subsidiaries are Entertainment Digital Network, Inc., Media On Demand, Inc., HotelView Corporation and OSM Acquisition, Inc.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

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

Software

Included in property and equipment is computer software developed for internal use, including the Onstream Media Platform - see note 2. Such amounts have been accounted for in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force pronouncement ("EITF") 00-2 "Accounting for Web Site Development Costs". Such costs are amortized on a straight-line basis over three years, commencing when the related asset has been substantially placed in service.

Goodwill and other intangible assets

Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets", adopted by the Company effective October 1, 2001, provides that goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, continue to be amortized to expense over their estimated useful lives, although they are still subject to review and adjustment for impairment.

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

See Note 2 - Goodwill and other Acquisition-Related Intangible Assets.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

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

The Digital Asset Management Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers' digital media. The customer charges are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed.

The EDNET division of the Digital Asset Management Group generates revenues from customer usage of digital telephone connections controlled by the Company, bridging services and the sale of equipment. The Company purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer's use of those services.

The equipment EDNET sells is various audio codecs and video transport systems. The audio codecs and video transport systems enable customers to collaborate with other companies or with other locations. As such, revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after a free trial period. All sales are final and there are no refund rights or rights of return. The Company leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101 and SAB 104, "Revenue Recognition", and EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements". Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31, 2004 and September 30, 2004 is immaterial in relation to the Company's recorded liabilities.

The Webcasting Group recognizes a portion of their travel contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contract. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contract. Commissions on bookings are recognized when the stays are completed.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

For the three months ended December 31, 2004 and 2003, net loss per share is based on the weighted average number of shares of common stock outstanding, which includes 300,000 shares of common stock approved by the Company's shareholders for issuance in December 2004 but not issued by the Company until January 2005 and the effect of 244,000 penalty shares that the Company was obligated to issue through December 31, 2004 under the terms of a convertible debenture agreement- see Note 6.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 7,413,296 and 1,011,519 at December 31, 2004 and 2003, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2004 have been excluded from the calculation of net loss per share: (i) 463,212 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,632,120 shares of our common stock and (ii) $4,350,000 of senior secured convertible notes ("8% Convertible Debentures") which could potentially convert into 4,350,000 shares of our common stock.

Stock compensation

The Company has a stock based compensation plan for its employees (the "Plan"). The Company has elected to continue using Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in "Accounting for Stock-Based Compensation" ("SFAS 123") had been used in accounting for employee options issued within the Plan ("Plan Options") and outside the Plan ("Non Plan Options").

                                                            For the three months ended
                                                                   December 31,
                                                         ------------------------------
                                                            2004                2003
                                                         -----------        -----------
   Net loss, as reported                                 $(1,854,425)       $  (486,940)
   Total stock based employee compensation expense
     determined under fair value
     based method for all awards, net of tax              (1,035,535)          (140,059)
                                                         -----------        -----------
   Pro forma net loss                                    $(2,889,960)       $  (626,999)
                                                         ===========        ===========

   Net loss per share - basic and diluted:

       Net loss per share, as reported                   $     (0.37)       $     (0.12)
                                                         -----------        -----------

       Net loss per share, pro forma                     $     (0.57)       $     (0.16)
                                                         -----------        -----------

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 35% to 158%, risk-free interest rate of 2.25% to 6.25%, expected dividends of $0 and expected term is the full term of the option ranging from 1 to 8 years.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock compensation (continued)

In December 2004, the Company issued 1,350,000 Non Plan Options to directors and management as additional compensation for the closing of the Onstream Merger, which it accounted for in accordance with APB 25. The compensation value of these options, approximately $1.0 million, is included in the above table as it is considered to be an internal cost associated with a business combination, which is expensed in accordance with SFAS 141. See Note 2.

The Company has granted Non Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company's consolidated financial statements and expensed at the time the services contemplated by the options are provided to the Company.

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

See Note 8 for additional information related to all stock option issuances.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the annual financial statements of the Company as of September 30, 2004. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of December 31, 2004 and the results of their operations and cash flows for the three months ended December 31, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2005.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the company's intangible assets is as follows:


                                                  December 31, 2004                             September 30, 2004
                                                  -----------------                             ------------------
                                    Gross                                             Gross
                                   Carrying        Accumulated                       Carrying      Accumulated
                                    Amount        Amortization          Net           Amount       Amortization           Net
                                   --------       ------------          ---           ------       ------------           ---
Goodwill - Acquired Onstream    $  8,422,000     $         --     $  8,422,000    $         --     $         --     $         --
Goodwill - EDNET                   1,601,000               --        1,601,000       1,601,000               --        1,601,000
Customer Lists - MOD               3,072,000       (1,843,000)       1,229,000       3,072,000       (1,689,000)       1,383,000
Customer Lists- Virage               332,000          (97,000)         235,000         332,000          (69,000)         263,000
                                ------------     ------------     ------------    ------------     ------------     ------------
                                $ 13,427,000     $ (1,940,000)    $ 11,487,000    $  5,005,000     $ (1,758,000)    $  3,247,000
                                ============     ============     ============    ============     ============     ============


On October 22, 2003 the Company executed an agreement and plan of merger agreement with privately held Acquired Onstream to acquire the remaining 74% of Onstream Media not already owned by the Company. On December 23, 2004, after approval by a majority of the Company's shareholders in a duly constituted meeting, Acquired Onstream was merged with and into OSM Acquisition Inc., a Delaware corporation and the Company's wholly owned subsidiary (the "Onstream Merger"). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. An investment banking firm issued a fairness opinion regarding this transaction to the Company's board of directors.

Acquired Onstream was a development stage company founded in 2001 that began the development of a feature rich digital asset management service, offered on an application service provider ("ASP") basis, to allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. This new product (the "Onstream Media Platform") is being designed and managed by Science Applications International Corporation ("SAIC"), one of the country's foremost IT security firms, providing services to all branches of the federal government as well as leading corporations.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

The summarized balance sheet of Acquired Onstream as of the December 23, 2004 Onstream Merger is as follows, showing the fair values assigned by the Company to Acquired Onstream's assets and liabilities in accordance with SFAS 141 and included in the Company's balance sheet at December 31, 2004.

Cash and other current assets                                         $   33,672
Property and equipment                                                 2,667,417
                                                                      ----------
Total assets                                                          $2,701,089
                                                                      ==========

Accounts payable and accrued expenses                                    813,137
Notes payable and capitalized leases                                     335,179
                                                                      ----------
Total liabilities                                                      1,148,316
Shareholder's (deficit) equity                                         1,552,773
                                                                      ----------
Total liabilities and shareholder's (deficit) equity                  $2,701,089
                                                                      ==========

Property and equipment in the above table represents the partially completed Onstream Media Platform, primarily Acquired Onstream's payments to its vendors SAIC, Virage, North Plains and Nine Systems. This was the primary asset included in the purchase of Acquired Onstream, and was recorded at fair value as of the December 23, 2004 closing, in accordance with SFAS 141 - see Note 3. The fair value, determined by an independent third party appraiser, was primarily based on the discounted projected cash flows related to this asset for the next five years, as projected by the Company's and Acquired Onstream's management on a stand-alone basis without regard to the Onstream Merger. The discount rate utilized by the independent third party appraiser considered equity risk factors (including small stock risk and bridge/IPO stage risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

The  $8,422,186  excess of  $9,974,959  paid by the Company for 100% of Acquired
Onstream over $1,552,773 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by the Company as goodwill, subject to regular future valuations and adjustments as required by SFAS 142. The Company's management has performed an internal valuation of this goodwill as of December 31, 2004 and determined that no impairment exists as of that date. This internal valuation was performed

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

on a basis consistent with the valuations of EDNET and MOD in conjunction with the September 30, 2004 financial statements. The Company anticipates that its next formal evaluation of the Acquired Onstream goodwill and other intangible assets will be performed in connection with its September 30, 2005 financial statements. In the event that it is determined that the Company will be unable to successfully complete, produce, market, or sell the Onstream Media Platform, an impairment charge reflected in the Company's statement of operations could result.

Accounts payable of $435,000 is comprised of amounts due to SAIC, North Plains and other vendors, which have already been paid by the Company or will be paid by March 31, 2005 and therefore the carrying values were determined to be a reasonable approximation of fair value.

Accrued expenses include $362,000 of salary and expenses due to Company shareholders and officers, who were major shareholders in Acquired Onstream. This amount is after reduction for $200,000 paid by the Company at the time of the Onstream Merger and the repayment of these remaining amounts is subject to mutual agreement by the Company and the officers and therefore the carrying values were determined to be a reasonable approximation of fair value.

The capitalized lease obligation of $153,000 is interest bearing at rates approximating market. The note payable of $181,500 bears interest and was repaid by the Company in February 2005 and therefore the carrying value plus the interest included in accrued expenses is determined to be a reasonable approximation of fair value.

The $9,974,959 paid by the Company for 100% of Acquired Onstream, was comprised of the following:

$6,623,898 - the value of 2,207,966 shares of ONSM restricted common stock, issued in exchange for all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company as of December 23, 2004 and valued based on the Company's share value of $3.00 on October 22, 2003.

$688,000 - the value of 462,073 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share, valued based on Black-Sholes methodology.

$402,563 - the carrying value of the Company's investment in Acquired Onstream prior to the Onstream Merger, comprised of prior investments of $950,000 in cash and stock, reduced by $547,437 representing the Company's share of Acquired Onstream operating losses, accounted for by the Company on the equity basis through December 23, 2004.

In March 2003, the Company increased its initial $200,000 investment in Acquired Onstream by an additional $750,000 through the issuance of Series A-7 Convertible Preferred Stock. At that time, the Company appointed two of the four members of the Acquired Onstream board of directors and began to account for its investment in Acquired Onstream under the equity method. Included in other income and expense for the three months ended December 31, 2004 and 2003 are losses of approximately $100,000 and $34,000, respectively, which represent approximately 28% of Acquired Onstream's net loss for those periods.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)


$2,098,832 - Cash and other advances made to or on behalf of Acquired Onstream prior to the Onstream Merger, including the Company's payment of $1,477,438 for principal and interest on Acquired Onstream's note payable to Virage, guaranteed by the Company.

$161,666 - Direct costs of the Acquired Onstream purchase, including a fairness opinion from an investment banking firm.

The Company also issued common stock options to directors and management as additional compensation for the Onstream Merger - see Note 1.

The carrying value of the Company's investment in Acquired Onstream at September 30, 2004 was $502,589, included in the balance sheet caption other non-current assets. Also included in other non-current assets at that date is $642,671 advanced from the Company to or on behalf of Acquired Onstream.

The following table sets forth the unaudited pro-forma consolidated results of operations for the three months ended December 31, 2004 and 2003, giving effect to the Onstream Merger, as if the acquisition had occurred as of the beginning of the periods presented:

                                            Three months ended     Three months ended
                                             December 31, 2004      December 31, 2003
                                             -----------------     -----------------
Revenues                                      $     2,233,755        $ 1,652,292
                                              ===============        ===========
Net loss                                      $    (1,677,091)       $  (813,577)
                                              ===============        ===========
Net loss applicable to common stock           $    (1,951,024)       $(1,087,510)
                                              ===============        ===========
Net loss per common share                     $         (0.23)       $     (0.13)
                                              ===============        ===========
Net loss applicable to common stock per
       common share                           $         (0.27)       $     (0.17)
                                              ===============        ===========

The above pro-forma numbers include the effects of the $6.5 million in debt and equity financing discussed in Notes 4 and 6, since that financing was a condition of the Onstream Merger. The effect of including the pro-forma adjustments for this financing decreased the pro-forma net loss presented above by approximately $439,000 for the three months ended December 31, 2004 and increased the pro-forma net loss presented above by approximately $106,000 for the three months ended December 31, 2003. The difference between the pro-forma net loss and the pro-forma net loss applicable to common stock presented above was entirely related to the inclusion of the effects of the equity portion of this $6.5 million financing.

EDNET, which is part of the Digital Asset Management Group, was purchased by the Company in June 2001. MOD, which is part of the Webcasting Group, was purchased by the Company in February 2002. In February 2004, the Company acquired certain assets and licensed certain software from Virage, Inc., which operations are part of the Digital Asset Management Group.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                         December 31,        September 30,     Useful Lives
                                         ------------        -------------     ------------
                                             2004                2004            (Years)
                                         ------------        -------------     ------------
Equipment and Software                  $  6,544,211        $  6,530,075             1-5
Onstream Media Platform                    2,667,417                  --               3
Video library content                      1,368,112           1,368,112               2
Furniture and fixtures                       219,373             219,373             5-7
Capitalized internal use software            175,342             113,794               3
Leasehold improvements                       243,833             243,833               5
                                        ------------        ------------
                                          11,218,288           8,475,187

Less:  Accumulated depreciation
         and amortization                 (7,833,618)         (7,730,131)
                                        ------------        ------------

                                        $  3,384,670        $    745,056
                                        ============        ============

The Onstream Media Platform is actually comprised of four separate "products", two of which are now available on an individual basis. All four products will be ultimately accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating important security features available through SAIC. Two of the four separate products are available now - transcoding and storage - and the other two products - search and retrieval and distribution - will be available later in the fiscal year. Since the main usefulness of the platform arises from its integration of all four products, the Company will not begin depreciating the cost of the Onstream Media Platform until all four products are completed and it is made commercially available. See
Note 2.

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

8% Convertible Debentures

On December 23, 2004, the Company sold senior secured convertible notes ("8% Convertible Debentures"), which have a $1.00 conversion rate per common share and include five-year warrants to purchase 1,522,500 common shares of ONSM for $1.65 per share, to several accredited investors for gross proceeds of $4.35 million. The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company's option if the average price during the 20-day period prior to payment exceeds $1.18 per share. The 8% Convertible Debentures are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Convertible Debentures (continued)

The 8% Convertible Debentures contain a provision requiring mandatory redemptions of up to $1.0 million by June 2006, with at least $500,000 of that occurring by December 2005. Once the underlying common shares are registered with the SEC, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. Beginning in September 2007, any remaining 8% Convertible Debentures will be paid in nine equal quarterly installments. All or part of these installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company's issued and outstanding stock.

The placement agent fees and direct issue costs for the 8% Convertible Debentures financing were approximately $336,000 in cash plus five-year warrants to purchase 435,000 shares of ONSM common stock for $1.65 per share.

The estimated fair value of all warrants given in connection with the 8% Convertible Debentures plus the 8% Convertible Debentures' beneficial conversion feature, is $2,131,025, which, in accordance with EITF 98-05 ("Accounting for Convertible Securities with Beneficial Conversion Features") and EITF 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments"), was allocated to additional paid in capital and debt discount. The Company's management calculated the discount based primarily on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The debt discount, which totals $2,467,269 after inclusion of other direct costs associated with the financing, is being amortized to interest expense over the four year term of the 8% Convertible Debentures.

The warrants contain a cashless exercise option which may be exercised at any time after April 23, 2005 until the shares underlying the 8% Convertible Debentures and the related warrants are registered with the SEC.

The 8% Convertible Debentures include an Additional Investment Right ("AIR") of $2.175 million, which expires one year from the closing of the transaction and of which $2.050 million was exercised in February 2005. The AIR has substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise. See Note 9.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable

On December 23, 2004 all notes payable outstanding as of September 30, 2004 were satisfied by cash payments of approximately $2.4 million and issuance of 100,000 shares of Series A-10 Convertible Preferred ("Series A-10"), which included five-year warrants to purchase 500,000 common shares of ONSM for $1.50 per share. In connection with the retirement of this indebtedness, the Company wrote off the related unamortized discount of approximately $494,000, which is included in interest expense for the three months ended December 31, 2004. The details of the $2.4 million in repaid notes are as follows:

As compensation to a lender for a May 2003 note restructuring, the Company issued the lender 140,000 shares of Series A-8 Convertible Preferred Stock ("Series A-8") with a stated value of $840,000, which was recorded as a discount to the $3.0 million note. Approximately $164,000 of transaction fees paid for the restructuring were expensed as incurred. In accordance with APB 21, the unamortized transaction costs from the original December 2001 obligation and the discount from the May 2003 restructuring were reflected in the balance sheet as a debt discount, which was being amortized over the term of the loan using the effective interest method. The unamortized portion of this discount, shown as a reduction of the face value of the note on the balance sheet, was approximately $460,000 at September 30, 2004. $2.0 million of this loan was repaid from the proceeds of new financing received by the Company in December 2004, with the remaining $1.0 million converted to 100,000 shares of Series A-10 and five-year warrants to purchase 500,000 common shares of ONSM for $1.50 per share. The interest due on this loan and included in accounts payable as December 31, 2004 was paid with ONSM stock in January 2005 - see Note 9.

On February 26, 2004, the Company received a $300,000 loan from J&C Resources, LLC. One of the members of our board of directors is the President, Chairman and CEO of J&C Resources, LLC. The term of the loan was one year, and all interest was prepaid through the issuance of 21,000 shares of common stock. In addition, the Company issued 9,000 shares of common stock as an origination fee and 10,000 shares of common stock for legal and other fees. The shares issued for interest, origination and other fees resulted in a charge of approximately $83,000, which was recorded as a discount and was being amortized over the term of the note. The unamortized portion of this discount, shown as a reduction of the face value of the note on the balance sheet, was approximately $34,000 at September 30, 2004. This loan was repaid from the proceeds of new financing received by the Company in December 2004.

On September 30, 2004, the Company received a $100,000 short-term loan from an employee and former director of the Company. The principal balance and the combined interest and service fees ($3,000 first month, $200 per day thereafter), plus another $150,000 in aggregate lent on substantially the same terms by this lender and another party in October 2004, was repaid from the proceeds of new financing received by the Company in December 2004.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 5: COMMITMENTS AND CONTINGENCIES

Financing penalty - The Company is obligated to satisfy a penalty of 2,000 common shares per day for every day, starting as early as September 1, 2004, that certain common shares issued in April 2004 (arising from March 2004 convertible debentures) are not registered. The Company is planning to include these shares on a registration statement that is currently preparing, but it is unable to determine when this registration will be completed, including being declared effective by the SEC. In the event these shares are not successfully registered before March 31, 2005, the Company would be obligated to issue up to 424,000 common shares as a penalty with no additional consideration to the Company. The Company has included $346,820 in interest expense for the three months ended December 31, 2004, which is reflected as 244,000 shares of common stock obligated to be issued in the equity section of the Company's balance sheet as of that date. The valuation was based on the closing share price for each day that the penalty was incurred.

Severance - The Company has agreed to pay severance benefits to the Company's former Chief Financial Officer, which will extend her base pay through May 2005 and benefits through November 2005, and to the Company's former Chief Operating Officer, which will extend his base pay at a reduced rate plus benefits through August 2005. These severance payments are being expensed as paid, due to continuing services being received by the Company from these individuals. As additional severance in connection with the closing of the purchase of Acquired Onstream, these individuals received common shares, which are also being expensed over the remaining term of these severance agreements - See Note 6.

As part of the December 2004 Onstream Merger (see Note 2), the Company became obligated under the following commitments:

SAIC Contract - In June 2003, Acquired Onstream and SAIC entered into a Basic Ordering Agreement for Professional Solutions ("BOA"), pursuant to which SAIC would build an outsourced solution for customers that allows for management and use of digital rich media and offers flexible applications, including collaboration and re-purposing (the "Onstream Media Platform"). SAIC agreed to design the Onstream Media Platform, as hosted and managed by SAIC, to allow for the addition and customization of applications to fit the specific needs of customers. SAIC also agreed to provide certain hosting and back-office services directly to the Company, as Acquired Onstream's successor, and in support of the Company's customers.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Contemporaneously with the BOA, Acquired Onstream and SAIC entered into a Stock Issuance Agreement, pursuant to which Acquired Onstream, at its option, could pay up to 20% of $1,250,000 of invoices for services subsequent to the execution of the Stock Issuance Agreement, with its common stock. Such common stock would be valued at the lesser of $0.50 per share or fair market value as of the date of issuance. Prior to the Onstream Merger, Acquired Onstream had issued 158,910 shares of its common stock to SAIC under this arrangement, valued at approximately $59,000 and converted to 23,535 ONSM shares in December 2004. Acquired Onstream granted to SAIC certain piggyback registration rights in connection with any such shares of common stock issued to SAIC. Within 30 days after notice of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of the Acquired Onstream to another entity, SAIC had the right to terminate the Stock Issuance Agreement. SAIC did not terminate the Agreement and the Company will continue to pay 20% of SAIC invoices with ONSM common stock.

As of December 31, 2004, SAIC had been paid approximately $1,211,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $285,000, of which the Company paid approximately $158,000 in February 2005 with a combination of $101,000 cash and 30,394 shares of ONSM stock - see Note 9.

North Plains Contract - North Plains, a software developer of digital asset management repositories and work flow engines, entered into a December 2004 agreement with Acquired Onstream to provide its software for use in the Onstream Media Platform. The contract calls for total payments of approximately $262,000 by March 31, 2005, of which approximately $44,000 had been paid and approximately $88,000 included in accounts payable as of December 31, 2004.

NOTE 6: CAPITAL STOCK

Common Stock

During the three months ended December 31, 2004, the Company issued 15,000 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 3 months, and will result in a professional fees expense of approximately $23,900 over the service period. In January 2005, pursuant to Board approval received in December 2004, the Company issued 10,000 shares of common stock to an employee as a bonus, with an immediately expensed value in December 2004 of approximately $12,100. None of these shares were issued to directors or officers of the company.

The Company recognized professional fee expenses arising from the prior issuance of shares and options for consulting and financial advisory services of approximately $198,000 and $104,000 for the three months ended December 31, 2004 and 2003, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately
$361,145 in deferred option expense at December 31, 2004, which will be amortized over the remaining periods of service for these issuances, which range from three to 17 months. The deferred option expense is included in the balance sheet caption prepaid expenses.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (continued)

In addition, the Company is obligated under agreements to issue another 355,000 options (exercise price to be an agreed price between $1.65 and $3.00 per share with the remainder to be fair value at the date of issuance) and 338,333 common shares for consulting services over the twelve months subsequent to December 31, 2004, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for cash payments of approximately $258,000 over the same period. See Notes 8 and 9.

In December 2004, the Company issued 2,207,966 shares of its common stock in connection with the Onstream Merger - see Note 2.

In January 2005, also in connection with the Onstream Merger and pursuant to Board and shareholder approval received in December 2004, the Company issued 150,000 shares of ONSM common stock to Envision Management Group, a consulting firm controlled by Ms. Gail Babitt, our former CFO, and the Company issued 100,000 shares of ONSM common stock to Mr. George Stemper, our former COO, both who will assist the Company in the transition after the Onstream Merger. Based on their agreement to assist in the transition, and their continuing assistance actually being provided to the Company to date, the Company has deferred the fair value of this stock issuance and is amortizing it as professional fee expense over the remaining term of their respective severance agreements, commencing on December 23, 2004, the date of the Onstream Merger. See Note 5. As of December 31, 2004 the Company has recorded an obligation to issue common shares of $392,500, based on the fair value of the 250,000 shares at the date of Board and shareholder authorization, of which $14,370 was expensed during the three months ended December 31, 2004 and $378,130 has been included in unamortized discount and unearned compensation (a contra-equity account) at that date.

In January 2005, pursuant to Board approval received in December 2004, the Company issued Mr. Stemper 50,000 shares of our common stock as advances against sales commissions to be earned by him through August 31, 2005 in connection with a professional services agreement. As of December 31, 2004 the Company has recorded an obligation to issue common shares of $78,500, based on the fair value of the 50,000 shares at the date of Board authorization, which has been deferred as prepaid expense at that date.

The Company is obligated for the future issuance of certain interest penalty shares under convertible debenture agreements, of which 244,000 common shares with a value of $346,820 have been recorded as of December 31, 2004. See Note 5.

Preferred Stock

SERIES A-8 CONVERTIBLE PREFERRED STOCK

In May 2003, the Company issued 140,000 shares of Series A-8 Convertible Preferred Stock ("Series A-8"), which is non-voting and carries no dividend, to a shareholder as compensation for restructuring an existing loan to the Company and loaning the Company additional funds - see Note 4. The Company paid a finders fee of 25,000 shares of Series A-8 to a third party. In addition, the shareholder converted his outstanding common stock in the Company into 92,750 shares of Series A-8. In December 2004, this shareholder converted all 232,750 shares of Series A-8 held by him into 139,650 shares of Series A-10 Preferred Stock.

SERIES A-10 CONVERTIBLE PREFERRED STOCK

On December 23, 2004, the Company sold 215,000 shares of Series A-10 Convertible Preferred Stock for $2.15 million ("Series A-10") to sixteen accredited investors, plus 100,000 shares of Series A-10 for $1.0 million of previously outstanding debt to a single accredited investor - see Note 4. The 315,000 shares of Series A-10 included five-year warrants to purchase 1,575,000 common shares of ONSM for $1.50 per share. Another 8,562 shares of Series A-10 were issued to the purchasers in January 2005 as compensation for their funds being held in escrow from June 2004 through December 2004, pending shareholder approval, in accordance with Nasdaq Marketplace Rule 4350(i), of the issuance in excess of 19.99% of the Company's common stock. In December 2004, a single shareholder converted all 232,750 shares of Series A-8 held by him into 139,650 shares of Series A-10.

The Series A-10 has a coupon of 8% per annum, payable annually (or semi-annually at the Company's option) in cash, or in additional shares of Series A-10 at the Company's option, has a stated value of $10.00 per preferred share and has a conversion rate of $1.00 per common share. The Series A-10 is not redeemable by the Company and any shares of Series A-10 that are still outstanding as of December 2008 will automatically convert into common shares. Series A-10 is senior to all other preferred share classes that may be issued by the Company and the Company may not incur any additional indebtedness greater than $1.5 million without the consent of the holders of at least 50% of the outstanding Series A-10 shares. The Series A-10 holders have the right to designate one member of the Company's board of directors.

The placement agent fees and direct issue costs for the Series A-10 financing were approximately $172,000 plus five-year warrants to purchase approximately 215,000 shares of ONSM common stock for $1.50 per share.

The estimated fair value of all warrants given in connection with the Series A-10 plus the Series A-10's beneficial conversion feature, is $2,755,951, which, in accordance with EITF 98-05 and EITF 00-27, was allocated to additional paid in capital and discount. The Company's management calculated the discount primarily based on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The discount, which totals $2,928,041 after inclusion of other direct costs associated with the financing, is being amortized as a dividend over the four-year term of the Series A-10.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (continued)

In February 2005, the board of directors and the holders of a majority of the issued and outstanding shares of Series A-10 voted to approve an increase in the authorized number of Series A-10 from 500,000 shares to 700,000 shares to provide for the possible issuance of shares of Series A-10 as dividends on Series A-10 presently outstanding.

SERIES A-11 CONVERTIBLE PREFERRED STOCK

On February 10, 2004, the Company sold 25,000 shares of its Series A-11 non-voting redeemable Convertible Preferred Stock, plus three-year warrants to purchase 130,000 shares of its common stock, for $500,000. The three-year warrants are exercisable at $2.28 per share (based on 105% of the Company's common stock average closing bid price for the five trading days prior to February 10, 2004). The Company also issued 32,500 shares of restricted common stock to the purchaser as an origination fee and issued an additional 52,500 shares of restricted common stock in lieu of dividend payments over the initial 18-month term after closing. The Company determined that the estimated fair value of the warrants and the beneficial conversion feature, computed in accordance with EITF 98-05 and EITF 00-27, was immaterial. In December 2004, the Company redeemed all outstanding shares of Series A-11 Convertible Preferred Stock for cash.

NOTE 7: SEGMENT INFORMATION

The Company's operations are currently comprised of two operating groups, Digital Asset Management and Webcasting. These operating units are managed from the Company's Pompano Beach facility and the San Francisco facility directed by EDNET. See Note 1 for details about the Company's redefinition of its segments in fiscal 2005.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure. For the three months ended December 31, 2004 and 2003 the Company provided webcasting services to one significant customer, Thomson Financial Group, under a contract which can be terminated upon a 30-day notification. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $517,000, or approximately 23%, and approximately $508,000, or approximately 31%, of total consolidated revenue for the three months ended December 31, 2004 and 2003, respectively. These revenues represented approximately 53% and 49% of Webcasting Group revenues for the same periods.

For the three months ended December 31, 2004 the Company provided digital asset management services to another significant customer under a contract which can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $222,000, or approximately 10% of total consolidated revenue for the three months ended December 31, 2004. These revenues represented approximately 18% of Digital Asset Management Group revenues for the same period.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 7: SEGMENT INFORMATION (Continued)


Detailed below are the results of operations by segment for the years ended December 31, 2004 and 2003, and total assets by segment as of those dates.


                                                Three Months Ended December 31,
                                               --------------------------------
                                                  2004                2003
                                               ------------        ------------

Revenue:

Digital Asset Management Group                 $  1,240,176        $    680,431
Webcasting Group                                    983,504             971,861
                                               ------------        ------------
Total consolidated revenue                        2,223,680           1,652,292
                                               ------------        ------------

Segment operating income (loss)

Digital Asset Management Group                      309,266              86,994
Webcasting Group                                    370,064             303,060
                                               ------------        ------------
Total operating income                              679,330             390,054

Depreciation and amortization                      (293,232)           (365,933)
Corporate and unallocated shared expenses        (1,121,018)           (731,939)
Other (expense) income, net                      (1,119,505)            220,878
                                               ------------        ------------

Net loss                                       $ (1,854,425)       $   (486,940)
                                               ============        ============


                                               December 31,        September 30,
                                                  2004                2004
                                               ------------        ------------
Total assets:
Digital Asset Management Group                 $ 14,116,316        $  3,373,128
Webcasting Group                                  1,959,726           1,996,286
Corporate and unallocated                         2,599,226           2,092,975
                                               ------------        ------------
Total                                          $ 18,675,268        $  7,462,389
                                               ============        ============


Depreciation, amortization and impairment losses are not utilized by the Company's primary decision maker for making decisions with regard to resource allocation or performance evaluation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 8: STOCK OPTIONS AND WARRANTS

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

On June 24, 2003 the Company affected a one-for-fifteen reverse stock split. All references referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-fifteen reverse stock split.

At December 31, 2004 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years. All options are granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company's shareholders voted to approve the cancellation (subject to the option holder's approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented.

Detail of Plan Option activity for the three months ended December 31, 2004 is as follows:

                                                                 Weighted
                                              Number              Average
                                            of Shares         Exercise Price
                                            ---------         --------------
Balance, beginning of period                 236,100            $   21.93
Granted during the period                    350,000                 1.26
Expired during the period                     (8,324)               21.93
                                            --------            ---------

Balance, end of the period                   577,776            $    9.41
                                            --------

Exercisable at end of the period             259,780            $   17.95
                                            --------

The Company's 350,000 outstanding Plan Options at December 31, 2004 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 4 years and exercise prices ranging from $1.21 to $1.57 per share. The Company's 227,776 outstanding Plan Options subject to this cancellation and re-grant have a remaining life of approximately 2 years and exercise prices ranging from $3.45 to $62.81 per share.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 8: STOCK OPTIONS AND WARRANTS (continued)

The Company has granted options to employees and directors that are outside of the Plan. During the three months ended December 31, 2004, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of issuance); five-year options to certain executives, vesting over four years, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of issuance); and 340,630 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.


The Company has also granted options to consultants that are outside of the Plan. For the three months ended December 31, 2004, the Company granted no options to consultants. At December 31, 2004 the Company had 227,136 granted options to consultants outstanding at an average exercise price of $4.87 per share. The term of these options are three years and the vesting periods are immediate. These options have been accounted for under SFAS 123 "Accounting for Stock-Based Compensation". The Company has recognized approximately $83,000 and $103,000 in expense related to previously issued consultant options during the three months ended December 31, 2004 and 2003, respectively. See Note 6.

At December 31, 2004, there were vested warrants to purchase an aggregate of 4,325,238 shares of common stock outstanding, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.50 to $45.00 expiring from October 2004 to December 2009. During the three months ended December 31, 2004 the Company granted 3,868,943 warrants - 1,957,500 warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures; 1,790,000 warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger.



NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

On February 15, 2005, the Company issued $2.050 million principal amount of 8% Convertible Debentures (the "Additional 8% Convertible Debentures"), which included five-year warrants to purchase 717,500 common shares of ONSM for $1.65 per share and one-year warrants to purchase 2,050,000 common shares of ONSM for $1.00 per share, to nineteen accredited investors. This issuance was pursuant to the exercise of the AIR included with the Company's sale of 8% Convertible
Debentures in December 2004 (see Note 4). The broker dealer fees and legal expenses for the Additional 8% Convertible Debentures were approximately $57,500 plus warrants to purchase 205,000 shares of ONSM common stock for $1.65 per share.

The one-year warrants are subject to the approval of a majority of the Company's shareholders, which approval will be sought by the Company, and the one-year term of those warrants does not begin until such approval is obtained. In the event the one-year warrants are approved and then subsequently exercised, the Company will issue additional five year warrants, exercisable at $1.65 per share, to purchase 50% of the common shares of ONSM acquired upon the exercise of the one-year warrants.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS (Continued)

The estimated fair value of the warrants (including contingent warrants) and the beneficial conversion feature, plus financing fees and other expenses, is approximately $2.0 million, which in accordance with EITF 98-05 and EITF 00-27, will be amortized to interest expense over the four year term of the Additional 8% Convertible Debentures.

During February 2005, the Company issued 151,111 ONSM common shares as a result of a single investor's conversion of $150,000 8% Convertible Debentures and Additional 8% Convertible Debentures, plus accrued interest.

During January and February 2005, the Company issued 262,833 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 12 months, and will result in a professional fees expense of approximately $456,000 over the service period. None of these shares were issued to Company directors or officers.

During January 2005, the Company issued 85,488 shares of common stock to a lender for interest on a $3.0 million note, valued at approximately $149,000 and accrued as a liability on the Company's balance sheet as of December 31, 2004. See Note 4.

During February 2005, the Company issued 30,394 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $57,142 and accrued as a liability on the Company's balance sheet as of December 31, 2004 - see Note 5. During the same period, the Company also issued 86,267 shares of common stock for legal services valued at approximately $127,000 and accrued as a liability on the Company's balance sheet as of December 31, 2004. None of these shares were issued to Company directors or officers.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in this Form 10-QSB.

OVERVIEW

We are a business service provider that specializes in video and rich media communication, webcasting and digital asset management services. Utilizing processing and distribution software, we provide encoding, editing, indexing and querying services. Our objectives in this service segment of our business continues to be the building of a fully robust, comprehensive digital asset management (DAM) feature set that virtually any company, government agency or other enterprise having a need to manage rich media content will be able to utilize in an affordable and highly secure environment.

We had 61 full time employees as of December 31, 2004. Our operations are organized in two main operating groups:

      o     Digital Asset Management Group

      o     Webcasting Group

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

The Webcasting Group provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video Webcasting and on-demand audio and video streaming for any business, government or educational entity. Following the reorganization of our operations in December 2004, our Webcasting Group also includes the operations of our previous Travel Group, which produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

For segment information related to our revenue and operating income of these groups, see Note 7 to the unaudited condensed consolidated financial statements.

GENERAL

On December 23, 2004 we closed the Onstream Merger. In this transaction, we issued an aggregate of 2,207,966 shares of our common stock plus options and warrants to purchase an additional 462,073 shares of our common stock at an exercise price of $3.376 per share.

Immediately prior to the closing of the Onstream Merger, we also closed on the sale of senior secured convertible notes ("8% Convertible Debentures") and the sale of Series A-10 Convertible Preferred Stock ("Series A-10"), both including common stock purchase warrants, for aggregate gross proceeds to us of $6.5 million (collectively, the "Financing Transactions"). After certain payments, approximately $1.5 million of cash remained as of December 31, 2004 to satisfy approximately $600,000 of existing accounts payable and future working capital requirements, including the funding of certain capital expenditures and operating losses. In February 2005, additional investment rights were exercised, resulting in the issuance of additional 8% Convertible Debentures, which included common stock purchase warrants, for gross proceeds of approximately $2.050 million. See Liquidity and Capital Resources.

Effective  January  5, 2004 we  changed  our  corporate  name from  Visual  Data
Corporation to Onstream Media Corporation. This name change was undertaken to allow both the parent company and the Acquired Onstream subsidiary to present a more uniform brand in our respective marketing activities.

RESULTS OF OPERATIONS

Our consolidated net loss for the three months ended December 31, 2004 was approximately $1,854,000 ($0.37 loss per share) as compared to a loss of approximately $487,000 ($0.12 loss per share) for the same period in 2003, an increase of approximately $1,367,000 (281%). The operating loss for the two periods was approximately the same. Almost all of the additional net loss for the three months ended December 31, 2004, as compared to the same period in 2003, related to increases in non-cash interest and financial expense and losses from Acquired Onstream in the quarter ended December 31, 2004, as well as decreased gains from vendor and other settlements as compared to the quarter ended December 31, 2003.

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

                                        For the three months ended
                                               December 31,                   Increase (Decrease)
                                               ------------                   -------------------
                                          2004             2003           Amount          Percent
Total revenue                          $ 2,223,680     $ 1,652,292     $   571,388            34.6%
Total costs of revenue                     777,356         598,771         178,585            29.8%
                                       -----------     -----------     -----------     -----------

   Gross margin                          1,446,324       1,053,521         392,803            37.3%
                                       -----------     -----------     -----------     -----------

General and administrative expenses      1,888,012       1,395,406         492,606            35.3%
Depreciation and amortization              293,232         365,933         (72,701)          (19.9)%
                                       -----------     -----------     -----------     -----------
   Total operating expenses              2,181,244       1,761,339         419,905            23.8%
                                       -----------     -----------     -----------     -----------

   Loss from operations                   (734,920)       (707,818)         27,102             3.8%

   Other (expense) income               (1,119,505)        220,878             N/A             N/A
                                       -----------     -----------     -----------     -----------

   Net loss                            $(1,854,425)    $  (486,940)    $ 1,367,485           280.8%
                                       ===========     ===========     ===========     ===========

REVENUES AND GROSS MARGIN

Consolidated operating revenue increased approximately $571,000 (35%) to approximately $2.2 million for the three months ended December 31, 2004. This increase was primarily due to revenues of the Digital Asset Management Group. We recorded approximately $532,000 of revenues from digital asset management services during the three months ended December 31, 2004. These operations commenced in February 2004 and therefore had we no related revenues for the same period of the prior year. Revenues from network equipment sales and rentals, also part of the Digital Asset Management Group, increased approximately $73,000 (53%) to approximately $212,000, due to our increased ability to finance the inventory and receivables in support of such sales, arising from proceeds from financing received during the quarter ended December 31, 2004. Revenues from network usage and services, also part of the Digital Asset Management Group, decreased approximately $46,000 (9%) to approximately $495,000, due to variations in customer usage.

We expect revenues of the Digital Asset Management Group to continue increasing, as compared to the corresponding prior year amounts, for the remainder of the fiscal year, although such increase cannot be assured. This is because the fiscal year represents our first full year of selling digital asset management services and also because we expect to see increased sales in this group arising from the completion and marketing of the Onstream Media Platform later in the fiscal year.

Webcasting revenues increased approximately $9,000 (1%) to approximately $927,000, due to continuing growth in sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 1,300 webcasts for the three months ended December 31, 2004 compared to approximately 1,600 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $710 for the December 31, 2004 period compared to approximately $570 for the comparable December 31, 2003 period.

We expect revenues of the Webcasting Group to continue increasing, as compared to the corresponding prior year amounts, for the remainder of the fiscal year, although such increase cannot be assured. This is as a result our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are currently upgrading our webcasting software and hardware infrastructure, by which we expect to introduce new features to the market by the end of this fiscal year.

Consolidated gross margin increased approximately $393,000 (37%) to approximately $1.4 million for the three months ended December 31, 2004. This increase was primarily due to the gross margin on the revenues from digital asset management services, which commenced in February 2004. Based on our expectations of increasing sales discussed above, we expect gross margin to also continue increasing, as compared to the corresponding prior year amounts, for the remainder of the fiscal year, although such increase cannot be assured.

OPERATING EXPENSES

Consolidated operating expenses for the three months ended December 31, 2004 increased approximately $405,000 (23%), to approximately $2.2 million, primarily from increased compensation and professional fees expense, offset by reduced depreciation expense.

Compensation expense for the three months ended December 31, 2004 increased approximately $184,000 or 21%, resulting from an increase in headcount necessary to service increased business primarily as a result of the Virage acquisition (Digital Asset Management), as well as to build our sales and management infrastructure for planned future growth, although we cannot assure that such growth will occur. At December 31, 2004 we had 61 full time employees as compared to 46 full time employees at December 31, 2003. We expect that this expense will continue to increase as a result of the growth in our webcasting and digital asset management operations, including the Onstream Merger.

Professional fees increased approximately $308,000 (157%), primarily due to increased accounting and legal costs incurred for the fiscal 2004 audit, which occurred primarily in the first quarter of fiscal 2005, as well as accounting and legal work in connection with the proxy statement for our 2004 annual meeting. In addition, consulting and other professional fee expenses paid for by the issuance of our common stock and options to buy our common stock increased by $113,000, to approximately $217,000 for the three months ended December 31, 2004, from approximately $104,000 in the comparable period of the previous year.


We have entered into several consulting contracts which will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after December 31, 2004, these contracts will result in future professional fee expenses of approximately $1.5 million recognized over the next twelve months. Based on this, as well as expected expenditures associated with Sarbanes Oxley compliance and marketing programs, we expect continued increases in professional fee expenses as compared to the corresponding prior year amounts, for the remainder of the fiscal year.

Depreciation and amortization decreased approximately $73,000 (20%) due to assets in service becoming fully depreciated. We will experience a significant increase in depreciation expense when the Onstream Media Platform is placed in service, currently expected to be during the three months ended June 30, 2005.

OTHER (EXPENSE) INCOME

Other (expense) income was an expense of approximately $1,120,000 for the three months ended December 31, 2004, as compared to income of approximately $221,000 for the comparable period of the previous year, an unfavorable change of approximately $1,341,000.

Included in other (expense) income for the three months ended December 31, 2004 is approximately $494,000 from the write-off of unamortized discount due to early debt repayments; approximately $347,000 for a non-cash penalty (payable in common shares) we are incurring as a result of common shares issued in a previous financing continuing to be unregistered; and approximately $100,000 representing the recognized loss on the investment in Acquired Onstream under the equity method of accounting utilized prior to the Onstream Merger.

Included in other (expense) income for the three months ended December 31, 2003 are gains of approximately $185,000 from the redemption of a convertible debenture and approximately $185,000 from settlement of certain liabilities with various vendors. There were not similar items in our results for the three months ended December 31, 2004.

As a result of the sale of 8% Convertible Debentures in December 2004 and the exercise of the additional investment rights for additional 8% Convertible Debentures in February 2005, we have recorded unamortized debt discounts of approximately $4.4 million on our balance sheet. In the event of redemption or conversion of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. We are continuing to incur the penalty related to unregistered shares from a previous financing and expect to recognize an expense for the three months ended March 31, 2005 similar in magnitude to the amount discussed above. As a result of the Onstream Merger, we will no longer recognize a portion of the results of Acquired Onstream on an equity basis. However, as a result of the Onstream Merger, we will incur increased operating expenses of approximately $200,000 per quarter, primarily contracted salaries and related employee expenses, beginning in the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 we had a working capital deficit of approximately $163,000, which reflects the Financing Transactions and the Onstream Merger. This working capital deficit includes current liabilities of approximately $301,000 that we have already satisfied or expect to satisfy by the issuance of equity after the balance sheet date, as well as $500,000 of debt, classified as current due to the redemption provisions of the 8% Convertible Debentures, that is not payable until December 2005 and will not be payable at all if it is converted to common stock.

On December 23, 2004, we received gross financing proceeds of $6.5 million from the sale of Series A-10 and 8% Convertible Debentures, out of which we paid approximately $700,000 in related fees and expenses. In addition, all promissory notes and convertible preferred shares outstanding as of September 30, 2004 (and as of the date of the new financing) were satisfied by cash payments of approximately $2.9 million, plus issuance of 239,650 shares of Series A-10 and warrants to purchase 500,000 of our common shares for $1.50 per share. Also, we paid approximately $1.3 million to satisfy certain obligations of Acquired Onstream, which included the balance due on their note to Virage guaranteed by us. After these payments, approximately $1.5 million of cash remained as of December 31, 2004 to satisfy existing deferred accounts payable of approximately $600,000 and future working capital requirements, including the funding of certain capital expenditures and operating losses.

In February 2005, additional investment rights were exercised, resulting in the issuance of additional 8% Convertible Debentures, which included common stock purchase warrants, for gross proceeds of approximately $2.050 million.


We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $61.6 million at December 31, 2004. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully complete and launch the Onstream Media Platform, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As a result of the Onstream Merger, projected capital expenditures for the next twelve months total $1.4 million, which includes the completion of the Onstream Media Platform as well as an upgrade to the webcasting software and hardware infrastructure. Also as a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, which are primarily attributable to contracted salaries and related employee expenses. We also expect increases in our operating expenses during the next year of approximately $200,000 arising from a Sarbanes-Oxley 404 compliance program, as well as additional operating expenses related to an expanded marketing program, although we cannot guarantee that either program will be successful.

While we may seek to obtain financing for certain of the capital expenditures in order to conserve cash for other anticipated uses, there can be no assurances that we will be successful in obtaining such financing. Other than working capital which may become available to us through the exercise of outstanding options and warrants or the additional investment right (of which $125,000 remains unexercised after $2,050,000 was exercised in February 2005), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that the holders will exercise the unexercised additional investment right, or that we will increase our revenues to a level sufficient to provide positive cash flow.

In connection with the exercise of certain additional investment rights in February 2005, our ability to borrow additional funds senior or equal in priority to the 8% Convertible Debentures was limited to $1.5 million incurred solely for the purchase of equipment or software used in our business and collateralized only by that equipment or software.

Although our revenues for the first quarter of fiscal 2005 increased from the previous quarter, we cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. We presently anticipate the Onstream Media Platform to be completed and available for sale by the third quarter of fiscal 2005, but we cannot assure that will occur nor can we assure what the sales activity will be when and if the product is completed. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the next twelve months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

There can be no assurance that acceptable financing, if needed to fund our ongoing operations, can be obtained on suitable terms, if at all. Our ability to continue our existing operations and/or to continue to implement our growth strategy could suffer if we are unable to raise additional funds on acceptable terms, which will have an adverse impact on our financial condition and results of operations.

Cash used in operating activities was approximately $164,000 for the three months ended December 31, 2004, as compared to approximately $369,000 for the same period last year. The $164,000 reflects our net loss of approximately $1,854,000, reduced by approximately $1,493,000 of non-cash expenses included in that loss and approximately $197,000 arising from a net decrease in non-cash working capital items during the period. The primary non-cash expenses included in our loss for the three months ended December 31, 2004 were approximately $293,000 of depreciation and amortization, approximately $216,000 of amortization of deferred professional fee expenses paid for by issuing stock and options, approximately $508,000 of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $347,000 for a non-cash financing penalty paid in common shares and approximately $100,000 representing our loss on an equity basis from Acquired Onstream. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $1,715,000 for the three months ended December 31, 2004 as compared to approximately $33,000 for the same period last year. The $1,759,000 primarily reflects approximately $1,456,000 for advances to Acquired Onstream, primarily payments (i) to Virage for principal and interest due on a promissory note of Acquired Onstream and guaranteed by the Company and (ii) to certain selling management of Acquired Onstream for accrued salaries and related employer taxes. This amount also includes cash expenses associated with the Onstream Merger of approximately $153,000 (net of cash balances received).

Cash flows provided by financing activities was approximately $3,369,000 for the three months ended December 31, 2004 as compared to $542,000 for the same period last year. This $3,369,000 primarily reflects the proceeds from the Financing Transactions of approximately $6,077,000 (net of fees and other direct costs), and proceeds from other financings of $150,000, offset by approximately $3,100,000 for the repayment of all promissory notes and Series A-11 convertible preferred shares outstanding as of December 23, 2004 (the date of the Financing Transactions). This amount also includes approximately $200,000 released from restricted cash, which was used to repay debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The Company's significant accounting policies are described in Note 1 to the unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the management's most subjective judgments. The Company's most critical accounting policies and estimates are described as follows.

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $11.4 million at December 31, 2004, representing approximately 62% of our total assets and 83% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2004 includes approximately $2.7 million related to the Onstream Media Platform.

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

If there is a material change in our business operations, the value of our intangible assets, including the Onstream Media Platform, could decrease significantly. In the event that it is determined that we will be unable to successfully complete, produce, market, or sell the Onstream Media Platform, an impairment charge to our statement of operations could result. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

We have estimated the fair value of warrants issued in conjunction with the Financing Transactions, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate as a discount to the face amount of the financing. The unamortized portion of this discount as of December 31, 2004 is approximately $2.9 million for the Series A-10 and approximately $2.5 million for the 8% Convertible Debentures. In addition, in February 2005 we issued additional 8% Convertible Debentures under the terms of an additional investment right. This additional financing will result in a discount of approximately $2.0 million, based on the value of the warrants plus the beneficial conversion feature included in the terms of the financing.

These non-cash amounts will be amortized to dividend and interest expense over the balance of the four-year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. For example, the 8% Convertible Debentures contain a provision requiring mandatory redemptions of up to $1.0 million over the period from December 2005 through June 2006, which represents approximately 23% of the total issue.

ITEM 3. CONTROLS AND PROCEDURES

Our management, which includes our CEO and CFO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") at the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2004, we issued 15,000 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 3 months, and will result in a professional fees expense of approximately $23,900 over the service period. During January 2005, we issued 10,000 shares of common stock to an employee as a bonus, with an immediately expensed value of approximately $12,100. None of these shares were issued to our directors or officers.

During January 2005, we issued 156,000 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 12 months, and will result in a professional fees expense of approximately $290,000 over the service period. None of these shares were issued to our directors or officers.

During January 2005, we issued 85,488 shares of common stock to major shareholder Fred DeLuca, for interest valued at approximately $120,000 and accrued by us as a liability as of December 31, 2004.

During February 2005, we issued 30,394 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $57,142 and accrued by us as a liability as of December 31, 2004. Under the terms of a Stock Issuance Agreement entered into contemporaneously with the BOA with SAIC, we may from time to time issue SAIC shares of our common stock, valued at fair market value on the date of issuance, in lieu of cash as payment for services rendered to us.

During  February  2005,  we issued  151,111 ONSM common  shares as a result of a
single  investor's   conversion  of  $150,000  8%  Convertible   Debentures  and
Additional 8% Convertible Debentures, plus accrued interest.

On February 17, 2005, our Board authorized the issue of 86,267 shares of common stock for legal services valued at approximately $127,000 and accrued by us as a liability as of December 31, 2004. None of these shares were issued to our directors or officers.

On February 17, 2005, our Board authorized the issue of 106,833 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 12 months, and will result in a professional fees expense of approximately $167,000 over the service period. None of these shares were issued to our directors or officers.

All of the above securities were issued in private transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipients were either accredited or otherwise sophisticated investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 15, 2004 we held our 2004 annual meeting of shareholders at which all matters submitted to a vote of the company's shareholders as described in the proxy statement filed with the SEC on November 12, 2004 were approved. 3,860,852 shares were present, all by valid proxy and including 1,792,237 shares held in street names and thus only eligible to vote on certain of these matters. At the 2004 Annual Meeting, our shareholders took the following actions:

ELECTION OF DIRECTORS - Our shareholders elected Randy S. Selman, Alan M. Saperstein, Benjamin Swirsky, Robert J. Wussler and Charles C. Johnston to serve as directors until the next annual meeting of shareholders or until their successors are elected and qualified. The number of votes cast for each of these individuals are set forth below:


                                  Shares For         Shares Against   Share Abstentions
                                  ----------         --------------   -----------------

Randy S. Selman                    3,813,619            23,077            24,156
Alan M. Saperstein                 3,830,754             5,942            24,156
Benjamin Swirsky                   3,835,989               707            24,156
Robert J. Wussler                  3,835,976               720            24,156
Charles C. Johnston                3,835,949               747            24,156


Our shareholders also approved certain proposals listed below which allow for the increase of the board to nine members. The additional board members are Ronald W. Yates, Clifford Friedland, David Glassman and a representative of the Series A-10 yet to be designated.

RATIFICATION OF ACCOUNTANTS - Our shareholders ratified the appointment of Goldstein Lewin & Co., Certified Public Accountants, as our independent accountants. The vote totals were 3,824,732 shares for, 21,321 shares against and 14,799 share abstentions.

STOCK OPTIONS - Our shareholders approved an amendment to our 1996 Stock Option Plan increasing the number of shares available for issuance under the plan. The vote totals were 1,793,641 shares for, 257,734 shares against and 17,240 share abstentions. Our shareholders also approved a proposal for the cancellation of outstanding options granted and the re-granting of those options to the option holders. The vote totals were 3,531,134 shares for, 313,474 shares against and 16,244 share abstentions.

FINANCING - Our shareholders approved the possible issuance of in excess of 19.99% of our presently issued and outstanding common stock of Visual Data upon the conversion of shares of Series A-10 Convertible Preferred Stock and the 8% senior secured convertible notes. The vote totals were 1,850,451 shares for, 205,807 shares against and 12,357 share abstentions.

ONSTREAM MERGER - Our shareholders approved the possible issuance of in excess of 19.99% of our presently issued and outstanding common stock in the Onstream Merger. The vote totals were 1,857,495 shares for, 199,071 shares against and 12,049 share abstentions.

EMPLOYMENT AND SEVERANCE AGREEMENTS - Our shareholders approved new employment agreements for executive officers following the Onstream Merger, the granting of options to certain members of management and the payment of severance benefits. The vote totals were 1,790,192 shares for, 275,675 shares against and 2,748 share abstentions.

NAME CHANGE - Our shareholders approved an amendment to our Articles of Incorporation changing the name of our company to Onstream Media Corporation. The vote totals were 3,714,267 shares for, 138,568 shares against and 8,017 share abstentions.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 - Section 906 Certification of Chief Executive Officer

32.2 - Section 906 Certification of Chief Financial Officer

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Onstream Media Corporation,
                                        a Florida corporation

Date: February 18, 2005

                                        /s/ Randy S. Selman
                                        ------------------------------
                                        Randy S. Selman,
                                        President and Chief Executive Officer

                                        /s/ Robert E. Tomlinson
                                        ------------------------------
                                        Chief Financial Officer
                                        And Principal Accounting Officer