Form 10KSB/A
period 2004-09-30
Onstream Media CORP
filed 2005-04-12
CIK 919130

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

                        Commission file number 000-22849


                           Onstream Media Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Florida                                   65-0420146
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

    1291 SW 29 Avenue
    Pompano Beach, Florida                                   33069
    ---------------------                                 ----------
    (Address of principal executive offices)              (Zip Code)

Issuer's telephone number   954-917-6655
                          ----------------

Securities registered under Section 12(b) of the Exchange Act:

           Title of each class         Name of each exchange on which registered
         ----------------------        -----------------------------------------
                  None                            not applicable
         (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                                  common stock
                              ---------------------
                                (Title of class)

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

         Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]

The Annual Report on Form 10-KSB of Onstream Media Corporation for the fiscal year ended September 30, 2004, as amended by Form 10-KSB/A filed on January 14, 2005, is hereby further amended to delete in its entirety Item 8A (Controls and Procedures) included in such report and to substitute the following:

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Annual Report on Form 10-KSB of Onstream Media Corporation for the fiscal year ended September 30, 2004, as amended by Form 10-KSB/A filed on January 14, 2005, is hereby further amended to delete in their entirety Exhibits 31(i) and 31 (ii) filed on January 14, 2005 with such report and to substitute Exhibits 31(i) and 31(ii) attached hereto and incorporated herein by such reference.

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

                                Onstream Media Corporation

                                By: /s/ Randy S. Selman
                                    ---------------------------------
                                    Randy S. Selman, President,
                                    Chief Executive Officer

                                By: /s/ Robert E. Tomlinson
                                    ---------------------------------
                                    Robert E. Tomlinson,
                                    Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                         Date
      ---------                         -----                         ----

/s/Randy S. Selman             Director, President,               April 12, 2005
-----------------------        Chief Executive Officer
Randy S. Selman

/s/ Robert E. Tomlinson        Chief Financial Officer and
-----------------------        Principal Accounting Officer       April 12, 2005
Robert E. Tomlinson

/s/ Clifford Friedland         Director and Senior VP             April 12, 2005
-----------------------        Business Development
Clifford Friedland

                               Director and Chief                 April 12, 2005
                               Operating Officer
Alan Saperstein

Benjamin Swirsky               Director                           April 12, 2005

Robert J. Wussler              Director                           April 12, 2005

/s/ Charles C. Johnston        Director                           April 12, 2005
-----------------------
Charles C. Johnston

/s/ Gen. Ronald W. Yates       Director                           April 12, 2005
------------------------
Gen. Ronald W. Yates

The foregoing represents a majority of the members of the Board of Directors.