Form 10QSB/A
period 2004-12-31
Onstream Media CORP
filed 2005-04-12
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                        Commission file number 000-22849

                           Onstream Media Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

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

The Quarterly Report on Form 10-QSB of Onstream Media Corporation for the fiscal quarter ended December 31, 2004 is hereby amended to delete in its entirety Item 3 (Controls and Procedures) included in such report and to substitute the following:

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


                                           Onstream Media Corporation,
                                           a Florida corporation

Date: April 12, 2005
                                           /s/ Randy S. Selman
                                           ------------------------------
                                           Randy S. Selman,
                                           President and Chief Executive Officer


                                           /s/ Robert E. Tomlinson
                                           ------------------------------
                                           Chief Financial Officer
                                           And Principal Accounting
                                           Officer