Form 10QSB
period 2005-03-31
Onstream Media CORP
filed 2005-05-23
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                        Commission file number 000-22849

                           Onstream Media Corporation
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 6, 2005 the registrant had issued and outstanding 8,144,842 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ( )   No (x)

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                         PAGE

Item 1 - Financial Statements

   Unaudited Consolidated Balance Sheet at March 31, 2005
       and Consolidated Balance Sheet at September 30, 2004              3 - 4

   Unaudited Consolidated Statements of Operations for the Six
     and Three Months Ended March 31, 2005 and 2004                        5

   Unaudited Consolidated Statements of Stockholders' Equity
     for the Six Months Ended March 31, 2005                               6

   Unaudited Consolidated Statements of Cash Flows for the
      Six Months Ended March 31, 2005 and 2004                           7 - 8

   Notes to Unaudited Consolidated Financial Statements                  9 - 32

Item 2 - Management's Discussion and Analysis
        or Plan of Operations                                           33 - 42

Item 3 - Controls and Procedures                                           43

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 44

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       44

Item 3 - Defaults upon Senior Securities                                   45

Item 4 - Submission of Matters to a Vote of  Security Holders              45

Item 5 - Other Information                                                 45

Item 6 - Exhibits                                                          45

Signatures                                                                 46

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       March 31,   September 30,
                                                         2005           2004
                                                      -----------   -----------
                                                      (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $   971,432   $    14,269
   Restricted cash                                          8,485       207,876
   Accounts receivable, net of allowance for
     doubtful accounts of $21,873 and $68,739,
     respectively                                       1,338,531     1,365,604
   Prepaid expenses                                     1,080,118       456,521
    Inventories                                            47,616        51,044
   Other current assets                                    19,764         2,524
                                                      -----------   -----------
Total current assets                                    3,465,946     2,097,838
                                                      -----------   -----------
PROPERTY AND EQUIPMENT, net                             4,218,567       745,056
INTANGIBLE ASSETS, net                                  1,281,629     1,645,496
GOODWILL, net                                          10,022,845     1,601,444
OTHER NON-CURRENT ASSETS                                  133,756     1,372,555
                                                      -----------   -----------

Total assets                                          $19,122,743   $ 7,462,389
                                                      ===========   ===========


                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                    March 31,     September 30,
                                                                                      2005            2004
                                                                                  ------------    ------------
                                                                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                       $  1,659,806    $  1,562,166
   Amounts due to shareholders and officers                                            246,045              --
   Deferred revenue                                                                    126,335          77,711
   Notes payable - current portion                                                      36,626         365,500
   Convertible debentures - current portion                                            500,000              --
                                                                                  ------------    ------------
Total current liabilities                                                            2,568,812       2,005,377
                                                                                  ------------    ------------

Convertible debentures, net of discount and current portion                          1,512,759              --
Notes payable, net of discount and current portion                                     112,247       2,660,225
                                                                                  ------------    ------------
Total liabilities                                                                    4,193,818       4,665,602
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
   Preferred stock Series A10                                                        4,635,080              --
   Warrants attached to 8% Convertible Debentures; beneficial conversion rights included in 8% Convertible Debentures; and potentially redeemable common
    stock issued in lieu of interest on 8% Convertible Debentures                    4,500,463              --
                                                                                  ------------    ------------
Total equity securities subject to potential rescission                              9,135,543              --
                                                                                  ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock Series A8, par value $.0001 per share, authorized 300,000
   shares, 0 and 232,750 issued and outstanding, respectively                               --              23
  Preferred stock Series A10, par value $.0001 per share, authorized 500,000
   shares, 442,344 and 0 issued and outstanding, respectively                               44              --
  Preferred stock Series A11, par value $.0001 per share, authorized 25,000
   shares, 0 and 25,000 issued and outstanding, respectively                                --               3
  Common stock, par value $.0001 per share; authorized 75,000,000 shares,
   8,095,477 and 4,666,324 issued and outstanding, respectively                            809             467
  Common stock to be issued, 424,000 shares                                                 43              --
 Unamortized discount and unearned compensation                                     (2,688,160)             --
 Additional paid-in capital                                                         72,982,901      62,473,209
 Accumulated deficit                                                               (64,502,255)    (59,676,915)
                                                                                  ------------    ------------
Total stockholders' equity                                                           5,793,382       2,796,787
                                                                                  ------------    ------------

Total liabilities and stockholders' equity                                        $ 19,122,743    $  7,462,389
                                                                                  ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Six Months Ended,            Three Months Ended,
                                                     March 31,                     March 31,
                                           --------------------------    --------------------------
                                               2005           2004           2005           2004
                                           -----------    -----------    -----------    -----------
REVENUE:
     Digital asset management              $   897,271    $   230,571    $   364,372    $   230,571
     Network usage and services              1,001,941      1,060,160        506,454        518,463
     Network equipment sales and rentals       297,843        260,718         86,052        121,984
     Webcasting                              1,863,566      1,774,015        936,088        855,769
     Travel production and distribution        103,344        137,094         47,318         83,479
                                           -----------    -----------    -----------    -----------
Total revenue                                4,163,965      3,462,558      1,940,284      1,810,266
                                           -----------    -----------    -----------    -----------

COSTS OF REVENUE:
     Digital asset management                  337,269         92,635        162,543         92,635
     Network usage and services                603,784        534,772        328,862        260,942
     Network equipment sales and rentals       151,523        145,305         30,499         68,444
     Webcasting                                421,031        520,088        226,498        272,484
     Travel production and distribution         32,746          9,038         20,596          8,563
                                           -----------    -----------    -----------    -----------
Total costs of revenue                       1,546,353      1,301,838        768,998        703,068
                                           -----------    -----------    -----------    -----------

GROSS MARGIN                                 2,617,612      2,160,720      1,171,286      1,107,198
                                           -----------    -----------    -----------    -----------

OPERATING EXPENSES:
    General and administrative:
        Compensation                         2,423,515      1,864,997      1,351,749        976,928
        Professional fees                    1,321,219        417,573        817,240        221,597
        Other                                  741,758        665,304        429,491        353,941
     Depreciation and amortization             573,263        733,840        280,031        367,908
                                           -----------    -----------    -----------    -----------
Total operating expenses                     5,059,755      3,681,714      2,878,511      1,920,374
                                           -----------    -----------    -----------    -----------

Loss from operations                        (2,442,143)    (1,520,994)    (1,707,225)      (813,176)
                                           -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:
   Interest income                               7,341          4,416          5,647          2,243
   Interest expense                         (1,741,918)      (284,841)      (719,732)      (154,793)
   Other (expense) income, net                 (94,613)       369,555          4,400         20,802
                                           -----------    -----------    -----------    -----------

Total other (expense) income, net           (1,829,190)        89,130       (709,685)      (131,748)
                                           -----------    -----------    -----------    -----------

Net loss                                   $(4,271,333)   $(1,431,864)   $(2,416,910)   $  (944,924)
                                           ===========    ===========    ===========    ===========

Loss per share - basic and diluted:

Net loss per share                         $     (0.65)   $     (0.35)   $     (0.30)   $     (0.22)
                                           ===========    ===========    ===========    ===========

Weighted average shares of common stock
outstanding - basic and diluted              6,531,684      4,065,482      8,083,862      4,226,233
                                           ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2005

                                                Preferred Stock
                                 ------------------------------------------    -----------------------------------------------------
                                  Series      Series      Series
                                    A8          A10        A11                      Common Stock        Additional Paid-in Capital
                                 --------    --------    --------              ---------------------   ----------------------------
                                  Shares      Shares      Shares     Amount      Shares      Amount       Gross          Discount
                                 --------    --------    --------   -------    ----------   --------   ------------    ------------
Balance, September 30, 2004       232,750          --      25,000   $    26     4,666,324   $    467   $ 62,473,209    $         --

Issuance of shares, warrants
   and options for Acquired
   Onstream purchase                   --          --          --        --     2,207,966        221      7,311,672              --
Issuance of  Series A-10
   preferred shares, net               --     315,000          --        32            --         --      5,905,919      (2,928,041)
Conversion of Series A-8 shares
   into Series A-10 preferred
   shares                        (232,750)    139,650          --        (9)           --         --              9              --
Conversion of 8% Convertible
   Debentures to common shares         --          --          --        --       151,111         15        151,096              --
Conversion of Series A-10
   preferred shares to common
   shares                              --     (21,164)         --        (2)      211,640         21            (19)        259,811
Issuance of shares, warrants and
   options for services and
   incentives                          --          --          --        --       403,744         40      1,143,520              --
Redemption of Series A-11 shares       --          --     (25,000)       (3)           --         --       (499,997)             --
Warrants issued with 8%
   Convertible Debentures              --          --          --        --            --         --      4,121,483              --
Common shares issued for
   severance and professional
   services                            --          --          --        --       300,000         30        470,970        (216,470)
Common shares to be issued for
   financing penalty                   --          --          --        --       424,000         43        691,158              --
Common shares issued for
   interest on 8% Convertible
   Debentures and Notes Payable        --          --          --        --       154,692         15        260,844              --
Series A-10 preferred shares
   issued for interest                 --       8,562          --        --            --         --         85,620              --
Dividends accrued on Series A-10
   preferred                           --         296          --        --            --         --          2,960         196,540
Equity securities subject to
   potential rescission                --          --          --        --            --         --     (9,135,543)             --
Net loss                               --          --          --        --            --         --             --              --
                                 --------    --------    --------   -------    ----------   --------   ------------    ------------
Balance, March 31, 2005                --     442,344          --   $    44     8,519,477   $    852   $ 72,982,901    $ (2,688,160)
                                 --------    --------    --------   -------    ----------   --------   ------------    ------------


                                 ----------------------------

                                 Accumulated
                                 ------------    ------------
                                    Deficit          Total
                                 ------------    ------------
Balance, September 30, 2004      $(59,676,915)   $  2,796,787

Issuance of shares, warrants
   and options for Acquired
   Onstream purchase                       --       7,311,893
Issuance of  Series A-10
   preferred shares, net                   --       2,977,910
Conversion of Series A-8 shares
   into Series A-10 preferred
   shares                                  --              --
Conversion of 8% Convertible
   Debentures to common shares             --         151,111
Conversion of Series A-10
   preferred shares to common
   shares                            (259,811)             --
Issuance of shares, warrants and
   options for services and
   incentives                              --       1,143,560
Redemption of Series A-11 shares           --        (500,000)
Warrants issued with 8%
   Convertible Debentures                  --       4,121,483
Common shares issued for
   severance and professional
   services                                --         254,530
Common shares to be issued for
   financing penalty                       --         691,201
Common shares issued for
   interest on 8% Convertible
   Debentures and Notes Payable            --         260,859
Series A-10 preferred shares
   issued for interest                     --          85,620
Dividends accrued on Series A-10
   preferred                         (294,196)        (94,696)
Equity securities subject to
   potential rescission                    --      (9,135,543)
Net loss                           (4,271,333)     (4,271,333)
                                 ------------    ------------
Balance, March 31, 2005          $(64,502,255)   $  5,793,382
                                 ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                    ----------------------------
                                                                                        2005            2004
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $ (4,271,333)   $ (1,431,864)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation and amortization                                                     573,262         733,840
           Amortization of discount on notes payable                                     494,150         168,976
           Amortization of discount on convertible debentures                            280,028          33,000
           Interest penalty payable in common shares                                     691,200              --
           Interest expense paid in common shares                                        152,360              --
           Interest expense paid in A-10 preferred shares                                 85,620              --
           Amortization of deferred services and incentives, including
              shares issued for severance and services                                   740,502         201,426
           Loss on equity basis investment in Acquired Onstream                          100,025          85,286
           Increase in allowance for doubtful accounts                                     1,732          25,115
           Gain from settlements of obligations                                           (4,375)       (308,286)
           Loss on disposition/retirement of fixed assets                                 21,749              --
           Changes in assets and liabilities, net of effects from the Onstream
               Merger:
               Decrease (Increase) in accounts receivable                                 25,341        (447,892)
               (Increase) in prepaid expenses                                             (5,973)       (161,652)
               Decrease (Increase) in other current assets                               (12,121)         (3,941)
               (Increase) Decrease in inventories                                          3,429          22,769
               Increase (Decrease) in accounts payable and accrued liabilities           152,595         167,567
               Increase (Decrease) in deferred revenue                                    48,624         (25,341)
                                                                                    ------------    ------------
Net cash (used in) operating activities                                                 (923,185)       (940,997)
                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Acquired Onstream                                                      (1,455,920)             --
    Costs of Onstream Merger                                                            (153,317)             --
    Payment of accounts payable and accrued liabilities assumed
       at time of Onstream Merger                                                       (480,724)             --
    Acquisition of property and equipment                                             (1,025,519)        (41,757)
    Purchase of Virage software and assets                                                    --        (400,000)
    (Increase) decrease in other non-current assets                                           --         (12,987)
                                                                                    ------------    ------------
Net cash (used in) investing activities                                               (3,115,480)       (454,744)
                                                                                    ------------    ------------


                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                    ----------------------------
                                                                                        2005            2004
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of 8% Convertible Debentures, net of expenses                $  4,013,713    $         --
    Proceeds from sale of Additional 8% Convertible Debentures,
       net of expenses                                                                 1,990,500              --
    Proceeds from Series A-10 convertible preferred, net of expenses                   1,977,910              --
    Proceeds from (use of) restricted cash                                               200,000          (3,992)
    Proceeds from loans and notes payable                                                150,000         300,000
    Proceeds from convertible debenture                                                       --         150,000
    Proceeds from issuance of common stock, net                                               --         862,635
    Proceeds from subscription receivable for preferred stock                                 --         300,000
    Dividends                                                                            (94,696)        (14,196)
    Repayment of loans and notes payable                                              (2,741,599)             --
    (Payment of) proceeds from Series A-11 convertible preferred                        (500,000)        500,000
    Payment of convertible debentures                                                         --        (608,520)
    Payments on capital leases                                                                --          (3,475)
                                                                                    ------------    ------------
Net cash provided by financing activities                                              4,995,828       1,482,452
                                                                                    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                957,163          86,711

CASH AND CASH EQUIVALENTS, beginning of period                                            14,269          82,374
                                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                            $    971,432    $    169,085
                                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest                                                     $     37,947    $     40,250
                                                                                    ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of shares, options and warrants in conjunction with
        Onstream Merger                                                             $  7,311,893    $         --
     Issuance of warrants with 8% Convertible Debentures                            $    695,525    $         --
     Issuance of warrants with Additional 8% Convertible Debentures                 $  1,105,732    $         --
     Issuance of warrants with Series A-10 convertible preferred                    $    922,756    $         --
     Conversion of note payable to Series A-10 convertible preferred                $  1,000,000    $         --
     Conversion of Series A-8 convertible preferred to Series A-10 convertible
        preferred                                                                   $  1,396,500    $         --
     Conversion of Series A-10 convertible preferred to common shares               $    211,640    $         --
     Conversion of 8% Convertible Debentures to common shares                       $    150,000    $         --
     Equity securities becoming subject to potential rescission                     $ 11,148,302    $         --
     Issuance of common shares for repayment of debt                                $         --    $    750,000
     Issuance of shares, warrants and options for deferred
        services and incentives                                                     $  1,143,560    $     98,809
     Issuance of shares for payment of accounts payable                             $         --    $     72,300
     Advances to Acquired Onstream by issuing common stock                          $         --    $     81,940
     Obligation to issue common shares for severance, services
        and financial penalties                                                     $  1,162,201    $         --
     Issuance of common shares for interest                                         $    260,859    $    122,021
     Issuance of A-10 preferred shares for interest and dividends                   $     88,580    $         --
     Issuance of common shares for dividends                                        $         --    $    113,925
     Issuance of note for acquisition of Virage software and assets                 $         --    $    206,250

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

See Note 2 regarding the Company's December 23, 2004 acquisition of Acquired Onstream. As a result of that acquisition, the Company changed its name to Onstream Media Corporation in January 2005 and has reorganized the previous three operating groups into two groups - Digital Asset Management and Webcasting. The Digital Asset Management group includes the previous Networking Solutions Group, as well as the operations resulting from software licenses and other assets acquired from Virage, Inc. and Acquired Onstream. The new Webcasting Group includes the previous Webcasting and Travel groups.

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

The Webcasting Group, provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting Group also produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own on-line travel portal - www.travelago.com ("Travelago"). See Note 9 regarding the sale of these travel related assets and operations. The Webcasting Group generates revenues through production and distribution fees.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $64.5 million as of March 31, 2005. The Company's operations have been financed primarily through the issuance of equity and debt. For the six months ended March 31, 2005, ONSM had a net loss of approximately $4.3 million and cash used in operations of approximately $923,000.

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

The holders of the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock may be entitled to certain rescission rights - see Note 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition (Continued)

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101 and SAB 104, "Revenue Recognition", and EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements". Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of March 31, 2005 and September 30, 2004 is immaterial in relation to the Company's recorded liabilities.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

For the six and three months ended March 31, 2005 and 2004, net loss per share is based on the weighted average number of shares of common stock outstanding, which includes the effect of 424,000 penalty shares that the Company was obligated to issue through March 31, 2005 under the terms of a convertible debenture agreement- see Note 6.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 12,304,420 and 1,103,978 at March 31, 2005 and 2004, respectively, and which includes warrants subject to shareholder approval and contingent warrants - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2005 have been excluded from the calculation of net loss per share: (i) 442,344 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,423,440 shares of our common stock and (ii) $6,250,000 of senior secured convertible notes ("8% Convertible Debentures") which could potentially convert into 6,250,000 shares of our common stock.

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

                                                For the six months           For the three months
                                                  ended March 31,               ended March 31,
                                           --------------------------    --------------------------
                                               2005           2004          2005            2004
                                           -----------    -----------    -----------    -----------
Net loss, as reported                      $(4,271,333)   $(1,431,864)   $(2,416,910)   $  (944,924)
                                           -----------    -----------    -----------    -----------
Total stock based compensation expense*     (1,041,804)      (280,118)        (6,269)      (140,059)
                                           -----------    -----------    -----------    -----------
Pro forma net loss                         $(5,313,137)   $(1,711,982)   $(2,423,179)   $(1,084,983)
                                           ===========    ===========    ===========    ===========

Net loss per share - basic and diluted:
    Net loss per share, as reported        $     (0.65)   $     (0.35)   $     (0.30)   $     (0.22)
                                           -----------    -----------    -----------    -----------
    Net loss per share, pro forma          $     (0.81)   $     (0.42)   $     (0.30)   $     (0.26)
                                           -----------    -----------    -----------    -----------

* Total stock based compensation expense is determined by applying the fair value based method for all employee awards, net of tax


The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 35% to 158%, risk-free interest rate of 2.25% to 6.25%, expected dividends of $0 and expected term is the full term of the option ranging from 1 to 8 years.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock compensation (continued)

In December 2004, the Company issued 1,350,000 Non Plan Options to directors and management as additional compensation for the closing of the Onstream Merger, which it accounted for in accordance with APB 25. The compensation value of these options, approximately $1.0 million, is included in the above table for the six months ended March 31, 2005, as it is considered to be an internal cost associated with a business combination, which is expensed in accordance with SFAS 141, "Business Combinations". See Note 2.

The Company has granted Non Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company's consolidated financial statements and expensed at the time the services contemplated by the options are provided to the Company.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment", which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005, the Securities and Exchange Commission ("SEC") made certain changes to the effective dates of SFAS 123R. SFAS 123R, as amended by the SEC, is effective for public companies for the first interim or annual periods of their fiscal year beginning after June 15, 2005, except small business issuers (as defined in SEC Regulation S-B), for which it is effective for the first fiscal year beginning after December 15, 2005. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

See Note 8 for additional information related to all stock option issuances.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the annual financial statements of the Company as of September 30, 2004. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of March 31, 2005 and the results of their operations and cash flows for the six and/or three months ended March 31, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2005.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the company's intangible assets is as follows:

                                                March 31, 2005                                   September 30, 2004
                              ------------------------------------------------    -------------------------------------------------
                                 Gross                                                Gross
                                Carrying        Accumulated         Net Book         Carrying         Accumulated        Net Book
                                 Amount         Amortization         Value            Amount         Amortization          Value
                              ------------      ------------      ------------     ------------      ------------      ------------
Goodwill-Acquired Onstream    $  8,421,401      $         --      $  8,421,401     $         --      $         --      $         --
Goodwill - EDNet                 1,601,444                --         1,601,444        1,601,444                --         1,601,444
Customer Lists - MOD             3,071,722        (1,996,619)        1,075,103        3,071,722        (1,689,447)        1,382,275
Customer Lists - Virage            332,000          (125,474)          206,526          332,000           (68,779)          263,221
                              ------------      ------------      ------------     ------------      ------------      ------------

                              $ 13,426,567      $ (2,122,093)     $ 11,304,474     $  5,005,166      $ (1,758,226)     $  3,246,940
                              ============      ============      ============     ============      ============      ============

On October 22, 2003 the Company executed an agreement and plan of merger agreement with privately held Acquired Onstream to acquire the remaining 74% of Acquired Onstream not already owned by the Company. On December 23, 2004, after approval by a majority of the Company's shareholders in a duly constituted meeting, Acquired Onstream was merged with and into OSM Acquisition Inc., a Delaware corporation and the Company's wholly owned subsidiary (the "Onstream Merger"). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. An investment banking firm issued a fairness opinion regarding this transaction to the Company's board of directors.

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

      Cash and other current assets                             $   36,059
      Property and equipment                                     2,667,417
                                                                ----------
      Total assets                                              $2,703,476
                                                                ==========

      Accounts payable and accrued expenses                     $  814,739
      Notes payable and capitalized lease                          335,179
                                                                ----------
      Total liabilities                                          1,149,918
      Shareholder's equity                                       1,553,558
                                                                ----------
      Total liabilities and shareholder's equity                $2,703,476
                                                                ==========

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

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

The $8,421,401 excess of $9,974,959 (see below) paid by the Company for 100% of Acquired Onstream over $1,553,558 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by the Company as goodwill, subject to regular future valuations and adjustments as required by SFAS 142. The Company's management has performed an internal valuation of this goodwill as of December 31, 2004 and determined that no impairment exists as of that date. This internal valuation was performed on a basis consistent with the valuations of EDNET and MOD in conjunction with the September 30, 2004 financial statements. The Company anticipates that its next formal evaluation of the Acquired Onstream goodwill and other intangible assets will be performed in connection with its September 30, 2005 financial statements. In the event that it is sooner determined that the Company will be unable to successfully complete, produce, market, or sell the Onstream Media Platform, an impairment charge reflected in the Company's statement of operations could result at that time.

Accounts payable of $435,000 is comprised of amounts due to SAIC, North Plains and other vendors, which have been paid by the Company as of April 1, 2005 and therefore the carrying values were determined to be a reasonable approximation of fair value.

Accrued expenses include $362,000 of salary and expenses due to Company shareholders and officers, who were major shareholders in Acquired Onstream. This amount is after reduction for $200,000 paid by the Company at the time of the Onstream Merger and the repayment of these remaining amounts is subject to mutual agreement by the Company and the officers and therefore the carrying values were determined to be a reasonable approximation of fair value. $100,000 of the remaining amount was paid by the Company in February 2005.

The note payable of $181,500 bears interest and was repaid by the Company in February 2005 and therefore the carrying value plus the interest included in accrued expenses is determined to be a reasonable approximation of fair value. The capitalized lease liability of $153,000 bears interest at rates approximating market - see note 4.

The $9,974,959 paid by the Company for 100% of Acquired Onstream, was comprised of the following:

$6,623,898 - the value of 2,207,966 shares of ONSM restricted common stock, issued in exchange for all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company as of December 23, 2004 and valued based on the Company's share value of $3.00 on October 22, 2003, the date the Company executed the merger agreement for the remaining 74% of Acquired Onstream not already owned by the Company, such valuation date established in accordance with the requirements of SFAS 141.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

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

In March 2003, the Company increased its initial $200,000 investment in Acquired Onstream by an additional $750,000 through the issuance of Series A-7 Convertible Preferred Stock. At that time, the Company appointed two of the four members of the Acquired Onstream board of directors and began to account for its investment in Acquired Onstream under the equity method. Included in other income and expense for the six months ended March 31, 2005 and 2004 are losses of approximately $100,000 and $85,000, respectively, which represent approximately 28% of Acquired Onstream's net loss for those periods. The equity method of accounting was discontinued after the Onstream Merger.

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

The following table sets forth the unaudited pro-forma consolidated results of operations for the six and three months ended March 31, 2005 and 2004, giving effect to the Onstream Merger, as if the acquisition had occurred as of the beginning of the periods presented:

                                             For the six months               For the three months
                                               ended March 31,                   ended March 31,
                                       -----------------------------     -----------------------------
                                           2005             2004             2005             2004
                                       ------------------------------    -----------------------------
                                                (unaudited)                      (unaudited)
Revenues                               $  4,174,040     $  3,462,558     $  1,940,284     $  1,810,266
                                       ============     ============     ============     ============
Net loss                               $ (4,352,904)    $ (2,057,183)    $ (2,675,813)    $ (1,243,606)
                                       ============     ============     ============     ============

Net loss applicable to common stock    $ (4,900,769)    $ (2,605,048)    $ (2,949,745)    $ (1,517,538)
                                       ============     ============     ============     ============

Net loss per common share              $      (0.57)    $      (0.32)    $      (0.33)    $      (0.19)
                                       ============     ============     ============     ============
Net loss applicable to common stock
  per common share                     $      (0.64)    $      (0.40)    $      (0.36)    $      (0.23)
                                       ============     ============     ============     ============

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

The above pro-forma numbers include the effects of the $6.5 million in debt and equity financing discussed in Notes 4 and 6, since that financing was a condition of the Onstream Merger. The effect of including the pro-forma adjustments for this financing decreases the pro-forma net loss presented above by approximately $203,000 for the six months ended March 31, 2005 and increases the pro-forma net loss presented above by approximately $230,000 for the six months ended March 31, 2004. The effect of these adjustments for the three month periods ending on those dates is an increase of the pro-forma net loss by approximately $236,000 and $124,000, respectively. The difference between the pro-forma net loss and the pro-forma net loss applicable to common stock as presented above is entirely related to the inclusion of the effects of the equity portion of this $6.5 million financing.

EDNet, which is part of the Digital Asset Management Group, was purchased by the Company in June 2001. MOD, which is part of the Webcasting Group, was purchased by the Company in February 2002. In February 2004, the Company acquired certain assets and licensed certain software from Virage, Inc., which operations are part of the Digital Asset Management Group.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                          March 31,       September 30,      Useful Lives
                                            2005              2004              (Years)
                                       ------------       ------------       ------------
Equipment and Software                 $  6,907,841       $  6,530,075            1-5
Onstream Media Platform                   3,077,375                 --             3

Travel video library                      1,368,112          1,368,112             2
Furniture and fixtures                      219,373            219,373            5-7
Capitalized internal use software           295,212            113,794             3
Leasehold improvements                      230,220            243,833             5
                                       ------------       ------------
                                         12,098,133          8,475,187
Less:  Accumulated depreciation
         and amortization                (7,879,566)        (7,730,131)
                                       ------------       ------------

Net book value                         $  4,218,567       $    745,056
                                       ============       ============

The Onstream Media Platform is actually comprised of four separate "products", only two of which were available on an individual basis at the time of the Onstream Merger. Effective April 29, 2005, all four products were accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating important security features available through SAIC. The four separate products are transcoding, storage, search and retrieval and distribution. Since the main usefulness of the platform arises from its integration of all four products, the Company will begin depreciating the cost of the Onstream Media Platform effective May 2005, when all four products will be completed and commercially available on an integrated basis. See Note 2.

The Company has entered into an agreement to sell its travel video library - see
Note 9.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

The 8% Convertible Debentures included an Additional Investment Right ("AIR") of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the "Additional 8% Convertible Debentures") have substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise. The Additional 8% Convertible Debentures included five-year warrants to purchase 761,250 common shares of ONSM for $1.65 per share and one-year warrants to purchase 2,175,000 common shares of ONSM for $1.00 per share. The one-year warrants are subject to the approval of a majority of the Company's shareholders, which approval will be sought by the Company in a shareholder meeting currently anticipated to be held in June or July 2005, and the one-year term of those warrants does not begin until such approval is obtained. In the event the one-year warrants are approved and then subsequently exercised, the Company will issue additional five year warrants, exercisable at $1.65 per share, to purchase 50% of the common shares of ONSM acquired upon the exercise of the one-year warrants.

The 8% Convertible Debentures contain a provision requiring mandatory redemptions of up to $1.0 million by June 2006, with at least $500,000 of that occurring by December 2005. Once the underlying common shares are registered with the SEC, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. The Company has included these shares on a preliminary registration statement filed with the SEC in April 2005, but there is no assurance when or if that registration statement will be declared effective by the SEC. Beginning in September 2007, any remaining 8% Convertible Debentures will be paid in nine equal quarterly installments. All or part of these installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company's issued and outstanding stock.

The holders of the 8% Convertible Debentures and the Additional 8% Convertible Debentures may be entitled to certain rescission rights - see Note 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Convertible Debentures (continued)

The  estimated  fair  value  of all  warrants  given in  connection  with the 8%
Convertible Debentures plus the value of the 8% Convertible Debentures' beneficial conversion feature is $2,131,025, which, in accordance with EITF 98-05 ("Accounting for Convertible Securities with Beneficial Conversion Features") and EITF 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments"), was allocated to additional paid in capital and debt discount. The Company's management calculated the discount based primarily on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The debt discount, which totals $2,467,269 after inclusion of other direct costs associated with the financing, is being amortized to interest expense over the four year term of the 8% Convertible Debentures.

The estimated fair value of the warrants (including warrants subject to shareholder approval and contingent warrants) given in connection with the Additional 8% Convertible Debentures plus the value of the Additional 8% Convertible Debentures' beneficial conversion feature, plus other direct costs associated with the financing, exceed the face value of the Additional 8% Convertible Debentures. In accordance with EITF 98-05 and EITF 00-27, which limits the recorded discount to the face value of the related debt, $2,175,000 was allocated to additional paid in capital and debt discount, which will be amortized to interest expense over the four year term of the Additional 8% Convertible Debentures.

The $1.65 warrants contain a cashless exercise option which may be exercised at any time after April 23, 2005 until the shares underlying the 8% Convertible Debentures and the related warrants are registered with the SEC. The Company has included these shares on a preliminary registration statement filed with the SEC in April 2005, but there is no assurance when or if that registration statement will be declared effective by the SEC.

The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company's option if the average price during the 20-day period prior to payment exceeds $1.18 per share. On March 31, 2005, the Company issued 69,204 common shares in lieu of $112,111 accrued interest due through that date. In order for future quarterly interest payments to be made in stock, the shares underlying the 8% Convertible Debentures must be registered with the SEC. The Company has included these shares on a preliminary registration statement filed with the SEC in April 2005, but there is no assurance when or if that registration statement will be declared effective by the SEC.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which has an outstanding principal balance of $148,373 as of March 31, 2005. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum.

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

As compensation to a lender for a May 2003 note restructuring, the Company issued the lender 140,000 shares of Series A-8 Convertible Preferred Stock ("Series A-8") with a stated value of $840,000, which was recorded as a discount to the $3.0 million note. Approximately $164,000 of transaction fees paid for the restructuring were expensed as incurred. In accordance with APB 21, the unamortized transaction costs from the original December 2001 obligation and the discount from the May 2003 restructuring were reflected in the balance sheet as a debt discount, which was being amortized over the term of the loan using the effective interest method. The unamortized portion of this discount, shown as a reduction of the face value of the note on the balance sheet, was approximately $460,000 at September 30, 2004. $2.0 million of this loan was repaid from the proceeds of new financing received by the Company in December 2004, with the remaining $1.0 million converted to 100,000 shares of Series A-10 and five-year warrants to purchase 500,000 common shares of ONSM for $1.50 per share. During January 2005, the Company issued 85,488 shares of common stock in repayment of approximately $149,000 of interest due on this note through the date of repayment.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 5: COMMITMENTS AND CONTINGENCIES

Financing penalty - The Company is obligated to satisfy a penalty of 2,000 common shares per day for every day, starting as early as September 1, 2004, that certain common shares issued in April 2004 (arising from March 2004 convertible debentures) are not registered. The Company has recorded interest expense of $691,200 and $344,380 for the six and three months ended March 31, 2005, respectively, as well as 424,000 shares of common stock obligated to be issued in the equity section of the Company's balance sheet as of that date. The valuation was based on the closing share price for each day that the penalty was incurred. The Company has included these shares on a preliminary registration statement filed with the SEC in April 2005, but there is no assurance when or if that registration statement will be declared effective by the SEC. For the period from April 1, 2005 until such registration effective date, the Company will be obligated to issue an additional 2,000 common shares per day, and record related interest expense.

Rescission rights - The holders of the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities and the related warrants was originally filed by the Company on February 23, 2005. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the 8% Convertible Debentures, which were the basis of the sale of the Additional 8% Convertible Debentures, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

The Company is unable to predict if the investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, a decline in the price of the Company's common stock and other factors. These potential rescission rights would require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to utilize our available capital resources and obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the company from the potential assertion by investors of rescission rights is not probable. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights. Since the Company has determined that a rescission is not probable, although it may be possible, no accrual is required under SFAS 5. In addition, the existing current/non-current classification of the liability now shown for the 8% Convertible Debentures was not adjusted, based on the same rationale that an effect on the Company's liability arising from this issue is not probable.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

As of March 31, 2005, the Company's balance sheet reflects a liability, net of discount, of $2,012,759 associated with the 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $11,148,302. The $9,135,543 excess of these proceeds over the recorded liability was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of March 31, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities".

Consulting agreements - The Company is obligated under agreements to issue 141,174 common shares for consulting services subsequent to March 31, 2005, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $246,000.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Contemporaneously with the BOA, Acquired Onstream and SAIC entered into a Stock Issuance Agreement, pursuant to which Acquired Onstream, at its option, could pay up to 20% of $1,250,000 of invoices for services subsequent to the execution of the Stock Issuance Agreement, with its common stock. Such common stock would be valued at the lesser of $0.50 per share or fair market value as of the date of issuance. Prior to the Onstream Merger, Acquired Onstream had issued 158,910 shares of its common stock to SAIC under this arrangement, valued at approximately $59,000 and converted to 23,535 ONSM shares in December 2004. Acquired Onstream granted to SAIC certain piggyback registration rights in connection with any such shares of common stock issued to SAIC. Within 30 days after notice of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of the Acquired Onstream to another entity, SAIC had the right to terminate the Stock Issuance Agreement. SAIC did not terminate the Agreement and the Company has continued to pay 20% of SAIC invoices with ONSM common stock - 31,401 ONSM shares valued at $59,136 were issued to SAIC subsequent to the Onstream Merger and through March 31, 2005, including $57,142 included in Acquired Onstream's accounts payable at the time of the Onstream Merger - see Note 2. SAIC has not objected to the use of a fair market value for ONSM shares consistent with the December 2004 conversion of its Acquired Onstream shares to ONSM shares, even though such valuation is higher than the $0.50 per share maximum established in the Stock Issuance Agreement. However, the Company has entered into negotiations with SAIC which may result in the future discontinuance of the stock payment option.

As of March 31, 2005, SAIC had been paid approximately $1,506,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $167,000, of which the Company paid approximately $59,000 in April and May 2005 with a combination of cash and ONSM stock - see Note 9.

North Plains Contract - North Plains, a software developer of digital asset management repositories and work flow engines, entered into a December 2004 agreement with Acquired Onstream to provide its software for use in the Onstream Media Platform. The contract calls for total purchases of approximately $259,000 by March 31, 2005, of which approximately $132,000 had been paid and approximately $127,000 included in accounts payable as of March 31, 2005 and paid during April 2005.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (Continued)

During the three months ended March 31, 2005, the Company issued 291,076 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 12 months, and will result in a professional fees expense of approximately $513,000 over the service period. 10,909 of these shares were issued to a company controlled by the Company's former CFO. None of the remaining shares were issued to Company directors or officers. See Note 5 regarding the Company's obligation to issue additional shares under such agreements.

During the three months ended March 31, 2005, the Company issued 31,401 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $59,136 - see Note 5. During the same period, the Company also issued 56,267 shares of common stock for legal services valued at approximately $84,400, including $14,400 included in Acquired Onstream's accounts payable at the time of the Onstream Merger - see Note 2. During the same period, the Company issued 154,692 shares of common stock in exchange for approximately $261,000 interest due on 8% Convertible Debentures and Notes Payable - See Note 4. None of these shares were issued to Company directors or officers.

The Company recognized professional fee expenses arising from the prior issuance of shares and options for consulting and financial advisory services, including amounts related to certain executive severance agreements discussed below, of approximately $741,000 and $201,000 for the six months ended March 31, 2005 and 2004, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $1,184,000 in deferred option expense at March 31, 2005, which will be amortized over the remaining periods of service for these issuances, which range from two to 16 months. The deferred option expense is included in the balance sheet captions prepaid expenses and other non-current assets, except for certain executive severance amounts classified as contra-equity as discussed below.

In December 2004, the Company issued 2,207,966 shares of its common stock in connection with the Onstream Merger - see Note 2.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (Continued)

In January 2005, also in connection with the Onstream Merger and pursuant to Board and shareholder approval received in December 2004, the Company issued 150,000 shares of ONSM common stock to Envision Management Group, a consulting firm controlled by Ms. Gail Babitt, our former CFO, and the Company issued 100,000 shares of ONSM common stock to Mr. George Stemper, our former COO, both who will assist the Company in the transition after the Onstream Merger. Based on their agreement to assist in the transition, and their continuing assistance actually being provided to the Company to date, the Company has deferred the fair value of this stock issuance and is amortizing it as professional fee expense over the remaining term of their respective severance agreements, commencing on December 23, 2004, the date of the Onstream Merger. See Note 5. The Company recorded the issuance of these common shares at $392,500, based on the fair value of the 250,000 shares at the date of Board and shareholder authorization, of which $176,030 and $161,660 was expensed during the six and three months ended March 31, 2005 and $216,470 has been included in unamortized discount and unearned compensation (a contra-equity account) at that date.

In January 2005, pursuant to Board approval received in December 2004, the Company issued Mr. Stemper 50,000 shares of our common stock as advances against sales commissions to be earned by him through August 31, 2005 in connection with a professional services agreement. The Company recorded the issuance of these common shares at $78,500, based on the fair value of the 50,000 shares at the date of Board authorization, which has been deferred as prepaid expense as of March 31, 2005.

During February 2005, the Company issued 151,111 ONSM common shares as a result of a single investor's conversion of $150,000 8% Convertible Debentures and Additional 8% Convertible Debentures, plus accrued interest - see Note 5. Also in February 2005, the Company issued 211,640 ONSM common shares as a result of two investors converting a total of 21,164 shares of Series A-10 preferred shares, which included accrued dividends through that date - see below.

The Company is obligated for the future issuance of certain interest penalty shares under convertible debenture agreements, of which 424,000 common shares with a value of $691,200 have been recorded as of March 31, 2005. See Note 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

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

The holders of the Series A-10 may be entitled to certain rescission rights - see Note 5.

The Series A-10 has a coupon of 8% per annum, payable annually in cash (or semi-annually at the Company's option in cash or in additional shares of Series A-10), has a stated value of $10.00 per preferred share and has a conversion rate of $1.00 per common share. The Series A-10 is not redeemable by the Company and any shares of Series A-10 that are still outstanding as of December 2008 will automatically convert into common shares. Series A-10 is senior to all other preferred share classes that may be issued by the Company and the Company may not incur any additional indebtedness greater than $1.5 million without the consent of the holders of at least 50% of the outstanding Series A-10 shares. The Series A-10 holders have the right to designate one member of the Company's board of directors.

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

During February 2005, the Company issued 211,640 ONSM common shares as a result of two investors converting a total of 21,164 shares of Series A-10 preferred shares, which included accrued dividends through that date.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

The Company's Board of Directors have declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment.

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

In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure. For the six and three months ended March 31, 2005 and 2004 the Company provided webcasting services to one significant customer, Thomson Financial Group, under a contract which can be terminated upon a 30-day notification. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $911,000, or approximately 22%, and approximately $1,037,000, or approximately 30%, of total consolidated revenue for the six months ended March 31, 2005 and 2004, respectively. These revenues represented approximately 46% and 54% of Webcasting Group revenues for the same periods. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $394,000, or approximately 20%, and approximately $529,000, or approximately 29%, of total consolidated revenue for the three months ended March 31, 2005 and 2004, respectively. These revenues represented approximately 40% and 56% of Webcasting Group revenues for the same periods.

For the six and three months ended March 31, 2005 the Company provided digital asset management services to another significant customer under a contract which can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $408,000 and $186,000, or approximately 10% of total consolidated revenue for the six and three months ended March 31, 2005. These revenues represented approximately 19% of Digital Asset Management Group revenues for the same periods.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 7: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the six and three months ended March 31, 2005 and 2004, and total assets by segment as of those dates.

                                                   For the six months ended            For the three months ended
                                                           March 31,                           March 31,
                                               -------------------------------       -------------------------------
                                                   2005               2004               2005              2004
                                               ------------       ------------       ------------       ------------
Revenue:

Digital Asset Management Group                 $  2,197,055       $  1,551,449       $    956,879       $    871,018
Webcasting Group                                  1,966,910          1,911,109            983,406            939,248
                                               ------------       ------------       ------------       ------------
Total consolidated revenue                        4,163,965          3,462,558          1,940,285          1,810,266
                                               ------------       ------------       ------------       ------------

Segment operating income (loss):

Digital Asset Management Group                      320,947            198,345             11,681            111,351
Webcasting Group                                    623,464            518,393            253,400            215,335
                                               ------------       ------------       ------------       ------------
Total operating income                              944,411            716,738            265,081            326,686

Depreciation and amortization                      (573,263)          (733,840)          (280,031)          (367,908)
Corporate and unallocated shared expenses        (2,813,291)        (1,503,892)        (1,692,273)          (771,954)
Other (expense) income, net                      (1,829,190)            89,130           (709,685)          (131,748)
                                               ------------       ------------       ------------       ------------

Net loss                                       $ (4,271,333)      $ (1,431,864)      $ (2,416,908)      $   (944,924)
                                               ============       ============       ============       ============

                                                 March 31,        September 30,
                                               -------------------------------
                                                   2005               2004
                                               ------------       ------------
Total assets:

Digital Asset Management Group                 $ 14,546,367       $  3,373,128
Webcasting Group                                  2,238,575          1,996,286
Corporate and unallocated                         2,337,801          2,092,975
                                               ------------       ------------
Total                                          $ 19,122,743       $  7,462,389
                                               ============       ============

Depreciation, amortization and impairment losses are not utilized by the Company's primary decision makers for making decisions with regard to resource allocation or performance evaluation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2005, the Company had 12,304,420 issued and outstanding options and warrants, including 576,110 Plan Options; 2,489,530 Non Plan Options to employees and directors; 929,376 Non Plan Options to consultants; and 8,309,404 warrants issued in connection with various financings and other transactions, and including warrants subject to shareholder approval as discussed below.

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

In June 2003 the Company affected a one-for-fifteen reverse stock split. All references to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-fifteen reverse stock split.

As of March 31, 2005 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years. All options are granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company's shareholders voted to approve the cancellation (subject to the option holder's approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 89,992 of the Plan Options subject to this cancellation and re-issue had expired as of May 6, 2005.

Detail of Plan Option activity for the six months ended March 31, 2005 is as follows:

                                                                     Weighted
                                                   Number of         Average
                                                    Shares        Exercise Price
                                                   ---------      --------------
Balance, beginning of period                        236,100          $  21.93
Granted during the period                           350,000              1.26
Expired or forfeited during the period               (9,990)            21.93
                                                   --------
Balance, end of the period                          576,110          $   9.37
                                                   --------

Exercisable at end of the period                    267,222          $  18.06
                                                   --------

The Company's 350,000 outstanding Plan Options at March 31, 2005 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 4 years and exercise prices ranging from $1.21 to $1.57 per share. 150,000 of those options, with an exercise price of $1.21, will expire due to an employee termination in April 2005. The Company's 226,411 outstanding Plan Options subject to this cancellation and re-grant have a remaining life of approximately 1 year and exercise prices ranging from $3.45 to $30.00 per share.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2005, the Company has 2,489,530 outstanding Non Plan options issued to employees and directors, of which 2,431,390 were issued during the six months ended March 31, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of issuance); five-year options to certain executives, vesting over four years, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of issuance); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.


As of March 31, 2005, the Company had 929,376 outstanding Non Plan options issued to consultants, of which 579,240 were issued during the six months ended March 31, 2005, 520,000 with exercise prices ranging from $1.65 to $3.50 per share, and 59,240 issued at an exercise price of $3.376 per share in conjunction with the Onstream Merger. These options issued to consultants have exercise prices from $1.65 to $15.00 per share and expire at various dates from April 2005 to August 2009.

As of March 31, 2005, the Company had outstanding vested warrants to purchase an aggregate of 5,234,404 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.50 to $45.00 expiring from August 2005 to February 2010. During the six months ended March 31, 2005 the Company granted 4,791,443 of these warrants - 2,880,000 warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 1,790,000 warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. These vested warrants do not include 2,050,000 warrants at an exercise price of $1.00 per share issued in connection with the Additional 8% Convertible Debentures and the related 1,025,000 warrants at an exercise price of $1.65 per share, both of which are subject to shareholder approval - see Note 5.

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS AND ASSET SALES

On April 6, 2005, the Company issued $125,000 principal amount of 8% Convertible Debentures (the "Additional 8% Convertible Debentures"), which included five-year warrants to purchase 43,750 common shares of ONSM for $1.65 per share and one-year warrants to purchase 125,000 common shares of ONSM for $1.00 per share. This issuance was pursuant to the exercise of the AIR included with the Company's sale of 8% Convertible Debentures in December 2004 (see Note 4).

On April 8, 2005, the Company issued 26,490 ONSM common shares as a result of a single investor's conversion of 2,649 shares of Series A-10 preferred shares, which included accrued dividends through that date.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS AND ASSET SALES (continued)

On April 18, 2005, the Company issued 3,575 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $5,721 and accrued as a liability on the Company's balance sheet as of March 31, 2005. On May 5, 2005, the Company issued 4,312 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $6,123 and accrued as a liability on the Company's balance sheet as of March 31, 2005 - see
Note 5.

On May 6, 2005 the Company issued 12,488 shares of common stock in connection with telemarketing services valued at $15,610.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, currently anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. The cost of the travel video library is fully depreciated as of March 31, 2005 and the associated travel production and distribution revenues were $103,344 and $47,318, respectively, for the six and three months ended March 31, 2005. The Company has the right to continue its travel production and distribution operations until the closing date.

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

We had 65 full time employees as of March 31, 2005. Our operations are organized in two main operating groups:

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

The Webcasting Group provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video Webcasting and on-demand audio and video streaming for any business, government or educational entity. Following the reorganization of our operations in December 2004, our Webcasting Group also includes the operations of our previous Travel Group, which produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. In May 2005, we agreed to sell these travel related operations and the related assets - See Liquidity and Capital Resources.

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

Immediately prior to the closing of the Onstream Merger, we also closed on the sale of senior secured convertible notes ("8% Convertible Debentures") and the sale of Series A-10 Convertible Preferred Stock ("Series A-10"), both including common stock purchase warrants, for aggregate gross proceeds to us of $6.5 million (collectively, plus the AIR exercise discussed below, the "Financing Transactions"). After certain payments, approximately $1.5 million of cash remained as of December 31, 2004 to satisfy approximately $600,000 of existing accounts payable and future working capital requirements, including the funding of certain capital expenditures and operating losses. In February and April 2005, additional investment rights were exercised, resulting in the issuance of Additional 8% Convertible Debentures, which included common stock purchase warrants, for gross proceeds of approximately $2.175 million. The holders of the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock may be entitled to certain rescission rights. See Liquidity and Capital Resources.

Effective  January  5, 2005 we  changed  our  corporate  name from  Visual  Data
Corporation to Onstream Media Corporation. This name change was undertaken to allow both the parent company and the Acquired Onstream subsidiary to present a more uniform brand in our respective marketing activities.

RESULTS OF OPERATIONS

Our consolidated net loss for the six months ended March 31, 2005 was approximately $4,271,000 ($0.65 loss per share) as compared to a loss of approximately $1,432,000 ($0.35 loss per share) for the same period in 2004, an increase of approximately $2,839,000 (198%). The additional net loss for the six months ended March 31, 2005, as compared to the same period in 2004, related primarily to increases in non-cash interest expense arising from (i) the Financing Transactions, including the write-off of unamortized discount arising from early debt repayments with those proceeds as well as subsequent conversions and (ii) a penalty related to unregistered shares from a previous financing, as well as increases in operating expenses, primarily compensation arising from the Onstream Merger and the Virage acquisition (Digital Asset Management) and expenses for marketing and financial consulting services, including amounts paid under severance agreements, paid for primarily with common shares and options. Although the net loss increased by 198%, it only increased by 86% on a per share basis, due to the 2,466,202, or approximately 61%, increase in the weighted average number of common shares outstanding in the 2005 period as compared to the 2004 period.

Our consolidated net loss for the three months ended March 31, 2005 was approximately $2,417,000 ($0.30 loss per share) as compared to a loss of approximately $945,000 ($0.22 loss per share) for the same period in 2004, an increase of approximately $1,472,000 (156%). The additional net loss for the three months ended March 31, 2005, as compared to the same period in 2004, related primarily to the same items that affected the comparable losses for the six month periods discussed above, except for the write-off of discount from early debt repayments.

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

                                           For the six months
                                             ended March 31,            Increase (Decrease)
                                      --------------------------    -------------------------
                                          2005           2004          Amount         Percent
                                      -----------    -----------    -----------     ---------
Total revenue                         $ 4,163,965    $ 3,462,558    $   701,407          20.3%
Total costs of revenue                  1,546,353      1,301,838        244,515          18.8%
                                      -----------    -----------    -----------     ---------
   Gross margin                         2,617,612      2,160,720        456,892          21.1%
                                      -----------    -----------    -----------     ---------

General and administrative expenses     4,486,492      2,947,874      1,538,618          52.2%
Depreciation and amortization             573,263        733,840       (160,577)        (21.9)%
                                      -----------    -----------    -----------     ---------
   Total operating expenses             5,059,755      3,681,714      1,378,041          37.4%
                                      -----------    -----------    -----------     ---------

   Loss from operations                (2,442,143)    (1,520,994)       921,149          60.6%

   Other (expense) income              (1,829,190)        89,130            N/A           N/A
                                      -----------    -----------    -----------     ---------

   Net loss                           $(4,271,333)   $(1,431,864)   $ 2,839,469         198.3%
                                      ===========    ===========    ===========     =========

                                          For the three months
                                             ended March 31,           Increase (Decrease)
                                      --------------------------    -------------------------
                                          2005           2004          Amount         Percent
                                      -----------    -----------    -----------     ---------
Total revenue                         $ 1,940,284    $ 1,810,266    $   130,018           7.2%
Total costs of revenue                    768,996        703,068         65,930           9.4%
                                      -----------    -----------    -----------     ---------
   Gross margin                         1,171,286      1,107,198         64,088           5.8%
                                      -----------    -----------    -----------     ---------

General and administrative expenses     2,598,480      1,552,466      1,046,014          67.4%
Depreciation and amortization             280,031        367,908        (87,877)        (23.9)%
                                      -----------    -----------    -----------     ---------
   Total operating expenses             2,878,511      1,920,374        958,137          49.9%
                                      -----------    -----------    -----------     ---------

   Loss from operations                (1,707,225)      (813,176)       894,049         109.9%

   Other (expense) income                (709,685)      (131,748)           N/A           N/A
                                      -----------    -----------    -----------     ---------

   Net loss                           $(2,416,910)   $  (944,924)   $ 1,471,986         155.8%
                                      ===========    ===========    ===========     =========


Six months ended March 31, 2005 compared to the six months ended March 31, 2004

REVENUES AND GROSS MARGIN

Consolidated operating revenue increased approximately $701,000 (20%) to approximately $4.2 million for the six months ended March 31, 2005. This increase was primarily due to revenues of the Digital Asset Management Group. We recorded approximately $897,000 of revenues from digital asset management services during the six months ended March 31, 2005. These operations commenced in February 2004 and therefore had no related revenues for a significant portion of the same period of the prior year. Revenues from network equipment sales and rentals, also part of the Digital Asset Management Group, increased approximately $37,000 (14%) to approximately $298,000, due to our increased ability to finance the inventory and receivables in support of such sales, arising from financing proceeds during the period. However, as discussed below, these revenues declined for the three months ended March 31, 2005. Revenues from network usage and services, also part of the Digital Asset Management Group, decreased approximately $58,000 (5%) to approximately $1,002,000, due to variations in customer usage. The decrease in the second quarter was less than the decrease in the first quarter, and we expect future network usage and services revenues to continue to be approximately equal to the revenues in the corresponding period of the prior year, until such revenues begin to increase as a result of the marketing of the Onstream Media Platform, although such increase cannot be assured.

We expect revenues of the Digital Asset Management Group to continue to exceed the corresponding prior year to date amounts, for the remainder of the fiscal year, although such increase cannot be assured. This is because the fiscal year represents our first full year of selling digital asset management services and also because we expect to see increased sales in this group, including network usage and services revenues as discussed above, arising from the marketing of the recently completed Onstream Media Platform.

Webcasting revenues increased approximately $90,000 (5%) to approximately $1,864,000, due to continuing growth in sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 2,700 webcasts for the six months ended March 31, 2005 compared to approximately 3,400 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $690 for the 2005 period compared to approximately $525 for the comparable 2004 period.

We expect revenues of the Webcasting Group to continue to exceed the corresponding prior year to date amounts, for the remainder of the fiscal year, although such increase cannot be assured. This is as a result our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are currently upgrading our webcasting software and hardware infrastructure, by which we expect to introduce new features to the market by the end of this fiscal year. See Liquidity and Capital Resources below.

Consolidated gross margin increased approximately $457,000 (21%) to approximately $2.6 million for the six months ended March 31, 2005. This increase was primarily due to the gross margin on the revenues from digital asset management services, which commenced in February 2004. Based on our expectations of increasing sales discussed above, we expect gross margin to also continue increasing, as compared to the corresponding prior year amounts, for the remainder of the fiscal year, although such increase cannot be assured.

We began a reorganization of our sales function in April 2005, which included changes in personnel and changes in compensation amounts and methods. Our CEO will directly supervise the sales function until the reorganization is satisfactorily completed, which we expect to result in better sales results from better targeting of receptive markets for our products and services and from the implementation and/or improved execution of the methods and techniques used by our sales force.

OPERATING EXPENSES

Consolidated operating expenses for the six months ended March 31, 2005 increased approximately $1.4 million (37%), to approximately $5.1 million, primarily from increased compensation and professional fees expense, offset by reduced depreciation expense.

Compensation expense for the six months ended March 31, 2005 increased approximately $559,000 (30%), resulting from an increase in headcount necessary to service increased business primarily as a result of the Onstream Merger and the Virage acquisition (Digital Asset Management), as well as to build our sales and management infrastructure for planned future growth, although we cannot assure that such growth will occur. At March 31, 2005 we had 65 full time employees as compared to 58 full time employees at March 31, 2004. We expect that this expense will continue to increase as a result of the growth in our webcasting and digital asset management operations.

Professional fees increased approximately $904,000 (216%), primarily due to expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements, primarily paid for by the issuance of our common stock and options to buy our common stock. This non-cash portion increased by $539,000, to approximately $740,000 for the six months ended March 31, 2005, from approximately $201,000 in the comparable period of the previous year. In addition, accounting and legal costs increased by $182,000, to approximately $276,000 for the six months ended March 31, 2005, from approximately $94,000 in the comparable period of the previous year, primarily related to costs associated with several SEC filings, including a proxy statement and a registration statement as well as increased audit and quarterly review costs.

We have entered into several consulting contracts that have resulted or will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after March 31, 2005, these contracts will result in future professional fee expenses of approximately $1.6 million recognized over the next sixteen months. Based on this, as well as expected expenditures associated with Sarbanes Oxley compliance and marketing programs, we expect continued increases in professional fee expenses as compared to the corresponding prior year amounts, for the remainder of the fiscal year.

Depreciation and amortization decreased approximately $161,000 (22%) due to assets in service becoming fully depreciated. We will experience a significant increase in depreciation expense, starting during the three months ended June 30, 2005, arising from the Onstream Media Platform being completed and placed in service.

OTHER (EXPENSE) INCOME

Other (expense) income was an expense of approximately $1,829,000 for the six months ended March 31, 2005, as compared to income of approximately $89,000 for the comparable period of the previous year, an unfavorable change of approximately $1,918,000.

Included in other (expense) income for the six months ended March 31, 2005 is approximately $691,000 for a non-cash penalty (payable in common shares) we incurred through May 2005 as a result of common shares issued in a previous financing continuing to be unregistered; approximately $494,000 from the write-off of unamortized discount due to early debt repayments; approximately $374,000 representing discount amortization and interest expense on the 8% Convertible Debentures and the Additional 8% Convertible Debentures; approximately $160,000 in interest expense related to other financings; and approximately $100,000 representing the recognized loss on the investment in Acquired Onstream under the equity method of accounting utilized prior to the Onstream Merger.

Included in other (expense) income for the six months ended March 31, 2004 are gains of approximately $185,000 from the redemption of a convertible debenture and approximately $185,000 from settlement of certain liabilities with various vendors. There were not similar items in our results for the six months ended March 31, 2005.

As a result of the sale of 8% Convertible Debentures in December 2004 and the sale of the Additional 8% Convertible Debentures in February 2005, and after giving effect to subsequent conversions, we have recorded unamortized debt discounts of approximately $4.2 million on our March 31, 2005 balance sheet. In the event of redemption or conversion of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. We continued to incur the penalty related to unregistered shares from a previous financing through at least May 2005 and expect to recognize additional expense for the three months ended June 30, 2005 related to this matter. As a result of the Onstream Merger, we no longer recognize a portion of the results of Acquired Onstream on an equity basis. However, as a result of the Onstream Merger, we are incurring increased operating expenses of approximately $200,000 per quarter, primarily contracted salaries and related employee expenses, beginning in the three months ended March 31, 2005.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

REVENUES AND GROSS MARGIN

Consolidated operating revenue increased approximately $130,000 (7%) to approximately $1.9 million for the three months ended March 31, 2005. This increase was primarily due to revenues of the Digital Asset Management Group. We recorded approximately $364,000 of revenues from digital asset management services during the three months ended March 31, 2005. These operations commenced in February 2004 and therefore we had no related revenues for a portion of the same period of the prior year. Revenues from network equipment sales and rentals, also part of the Digital Asset Management Group, decreased approximately $36,000 (29%) to approximately $86,000. Although year to date equipment revenues for fiscal 2005 exceed fiscal 2004, we are currently
evaluating  our  future   involvement   in  this   activity,   as  part  of  the
reorganization of our sales function discussed above. Revenues from network usage and services, also part of the Digital Asset Management Group, decreased approximately $12,000 (2%) to approximately $506,000, due to variations in customer usage - see the discussion above.

Webcasting revenues increased approximately $80,000 (9%) to approximately $936,000, due to continuing growth in sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 1,400 webcasts for the three months ended March 31, 2005 compared to approximately 1,800 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $670 for the 2005 period compared to approximately $480 for the comparable 2004 period.

Consolidated gross margin increased approximately $64,000 (6%) to approximately $1.2 million for the three months ended March 31, 2005. This increase was primarily due to the gross margin on the increased revenues from webcasting, as well as an improvement in the webcasting gross margin percentage.

OPERATING EXPENSES

Consolidated operating expenses for the three months ended March 31, 2005 increased approximately $958,000 (50%), to approximately $2.9 million, primarily from increased compensation and professional fees expense, offset by reduced depreciation expense.

Compensation expense for the three months ended March 31, 2005 increased approximately $375,000 (38%), resulting from an increase in headcount necessary to service increased business primarily as a result of the Onstream Merger and the Virage acquisition (Digital Asset Management), as well as to build our sales and management infrastructure for planned future growth, although we cannot assure that such growth will occur.

Professional fees increased approximately $596,000 (269%), primarily due to expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements, primarily paid for by the issuance of our common stock and options to buy our common stock. This non-cash portion increased by $431,000, to approximately $528,000 for the three months ended March 31, 2005, from approximately $97,000 in the comparable period of the previous year.

Depreciation and amortization decreased approximately $88,000 (24%) due to assets in service becoming fully depreciated.

OTHER (EXPENSE) INCOME

Other (expense) income was an expense of approximately $710,000 for the three months ended March 31, 2005, as compared to expense of approximately $132,000 for the comparable period of the previous year, an increased expense of approximately $578,000.

Included in other (expense) income for the three months ended March 31, 2005 is approximately $344,000 for a non-cash penalty (payable in common shares) we incurred as a result of common shares issued in a previous financing continuing to be unregistered and approximately $353,000 representing discount amortization and interest expense on the 8% Convertible Debentures and the Additional 8% Convertible Debentures.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 we had working capital of approximately $897,000, which reflects the Financing Transactions and the Onstream Merger. This working capital balance is after reduction for $500,000 of our debt classified as current due to the redemption provisions of the 8% Convertible Debentures, but that is not payable until December 2005 and will not be payable at all if it is converted to common stock. This working capital also includes $1,080,000 of prepaid expenses, primarily consulting fees paid with equity and which will be expensed in future periods over the remaining lives of the applicable consulting agreements.

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

In February 2005, additional investment rights were exercised, resulting in the issuance of Additional 8% Convertible Debentures, which included common stock purchase warrants, for gross proceeds of approximately $2.050 million. In April 2005, additional investment rights were exercised, resulting in the issuance of Additional 8% Convertible Debentures, which included common stock purchase warrants, for gross proceeds of approximately $125,000. In connection with the exercise of these additional investment rights, our ability to borrow additional funds senior or equal in priority to the 8% Convertible Debentures was limited to $1.5 million incurred solely for the purchase of equipment or software used in our business and collateralized only by that equipment or software.

The holders of the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities and the related warrants was originally filed by the Company on February 23, 2005. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the 8% Convertible Debentures, which were the basis of the sale of the Additional 8% Convertible Debentures, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

The Company is unable to predict if the investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, a decline in the price of the Company's common stock and other factors. These potential rescission rights would require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to utilize our available capital resources and obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.

For purposes of accounting for this contingency in accordance with Statement of Financial Accounting Standards 5, "Accounting for Contingencies", the Company's management has evaluated the above factors and has determined that the ultimate liability to the company from the potential assertion by investors of rescission rights is not probable, although it is possible. This conclusion is based on management's determination that the factors and/or conditions that would encourage an attempt to assert such rights are significantly outweighed by the factors and/or conditions that would discourage an attempt to assert such rights.

As of March 31, 2005, the Company's balance sheet reflects a liability, net of discount, of $2,012,759 associated with the 8% Convertible Debentures and the Additional 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $11,148,302. The $9,135,543 excess of these proceeds over the recorded liability was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of March 31, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities".

In May 2005 we agreed to sell our travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. We received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, currently anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay us $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. The cost of the travel video library is fully depreciated as of March 31, 2005 and the associated travel production and distribution revenues were $103,344 and $47,318, respectively, for the six and three months ended March 31, 2005. We have the right to continue its travel production and distribution operations until the closing date.

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $64.5 million at March 31, 2005. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully complete and launch the Onstream Media Platform, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, starting in the quarter ended March 31, 2005, which are primarily attributable to contracted salaries and related employee expenses. In addition, as part of expanded marketing and financial management programs, neither of which is guaranteed to be successful, we have entered into several consulting contracts that will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after March 31, 2005, these contracts will result in future cash payments of approximately $250,000 over the next nine months, not including amounts payable with common shares and options. We also expect increases in our operating expenses during the next year of approximately $200,000 arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful.

We have spent $1.5 million for capital expenditures during the six months ended March 31, 2005, including approximately $400,000 for capital expenditures incurred by Acquired Onstream but paid for by us after the Onstream Merger. Projected capital expenditures for the next twelve months total $1.2 million, which includes the further development of the recently completed Onstream Media Platform as well as completion of the upgrade to the webcasting software and hardware infrastructure, now in process.

While we may seek to obtain financing for certain of the past and future capital expenditures in order to provide and/or conserve cash for other anticipated uses, there can be no assurances that we will be successful in obtaining such financing. Other than working capital which may become available to us through the exercise of outstanding options and warrants and/or through the sale of the travel video library discussed above, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that the sale of the travel video library will close, or that we will increase our revenues to a level sufficient to provide positive cash flow.

Although our revenues for the first six months of fiscal 2005 exceeded revenues for the corresponding period of the previous fiscal year, we cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. We recently completed the Onstream Media Platform and it will be marketed for sale starting in the third quarter of fiscal 2005, but we cannot assure what the sales activity will be. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, including the effect if any of the potential rescission rights discussed above, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used in operating activities was approximately $923,000 for the six months ended March 31, 2005, as compared to approximately $941,000 for the same period last year. The $923,000 reflects our net loss of approximately $4,271,000, reduced by approximately $3,136,000 of non-cash expenses included in that loss and approximately $212,000 arising from a net decrease in non-cash working capital items during the period. The primary non-cash expenses included in our loss for the six months ended March 31, 2005 were approximately $573,000 of depreciation and amortization, approximately $741,000 of amortization of deferred professional fee expenses, including severance, paid for by issuing stock and options, approximately $774,000 of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $691,000 for a non-cash financing penalty paid in common shares, approximately $238,000 for interest expense paid in common and preferred shares and approximately $100,000 representing our loss on an equity basis from Acquired Onstream. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $3,115,000 for the six months ended March 31, 2005 as compared to approximately $455,000 for the same period last year. The $3,115,000 includes approximately $1,456,000 for advances to Acquired Onstream, primarily payments (i) to Virage for principal and interest due on a promissory note of Acquired Onstream and guaranteed by the Company and (ii) to certain selling management of Acquired Onstream for accrued salaries and related employer taxes, as well as cash payments associated with the Onstream Merger of approximately $634,000, including subsequent payment of accounts payable assumed at the time of the Onstream Merger. In addition, we spent approximately $1,026,000 to acquire property and equipment, including amounts paid toward the ultimate completion of the Onstream Media Platform and equipment used to support those operations.

Cash flows provided by financing activities was approximately $4,996,000 for the six months ended March 31, 2005 as compared to $1,482,000 for the same period last year. This $4,996,000 primarily reflects the proceeds from the Financing Transactions of approximately $7,982,000 (net of fees and other direct costs), and proceeds from other financings of $150,000, offset by approximately
$3,242,000 for the repayment, primarily from those proceeds, of all other outstanding debt and preferred shares. This amount also includes approximately $200,000 released from restricted cash, which was used to repay debt.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $11.3 million at March 31, 2005, representing approximately 59% of our total assets and 195% of the book value of shareholder equity (after reduction for equity securities subject to potential rescission). In addition, property and equipment as of March 31, 2005 includes approximately $3.1 million related to the Onstream Media Platform.

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

We have estimated the fair value of warrants issued in conjunction with the Financing Transactions, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of the financing. The unamortized portion of this discount as of March 31, 2005 is approximately $2.5 million for the Series A-10 and approximately $4.2 million for the 8% Convertible Debentures and the Additional 8% Convertible Debentures.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations and the fluctuation of the company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company's control. These factors include, but are not limited to, the Company's ability to successfully complete, produce, market and/or sell the Onstream Media Platform, the Company's ability to eliminate cash flow deficits by increasing its sales, and the potential rescission rights of the holders of the Company's 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


During the three months ended March 31, 2005, we issued 291,076 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 12 months, and will result in a professional fees expense of approximately $513,000 over the service period. 10,909 of these shares were issued to a company controlled by our former CFO. None of the remaining shares were issued to Company directors or officers.

On March 31, 2005, we issued 69,204 common shares in lieu of $112,111 accrued interest due through that date on the 8% Convertible Debentures and the Additional 8% Convertible Debentures. None of these shares were issued to Company directors or officers. The holders of these securities may be entitled to certain rescission rights, as discussed below.

On April 6, 2005, we issued $125,000 principal amount of 8% Convertible Debentures (the "Additional 8% Convertible Debentures"), which included five-year warrants to purchase 43,750 common shares of ONSM for $1.65 per share and one-year warrants to purchase 125,000 common shares of ONSM for $1.00 per share. This issuance was pursuant to the exercise of the AIR included with the Company's sale of 8% Convertible Debentures in December 2004. The holder of these securities may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities and the related warrants was originally filed by the Company on February 23, 2005. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the 8% Convertible Debentures, which were the basis of the sale of the Additional 8% Convertible Debentures, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

On April 8, 2005, we issued 26,490 ONSM common shares as a result of a single investor's conversion of 2,649 shares of Series A-10 preferred shares, which included accrued dividends through that date. The holder of these securities may be entitled to certain rescission rights, as discussed above.

On April 18, 2005, we issued 3,575 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $5,721 and accrued by us as a liability as of March 31, 2005. On May 5, 2005, we issued 4,312 shares of common stock to SAIC for services in connection with the Onstream Media
Platform, valued at $6,123 and accrued by us as a liability as of March 31, 2005.

On May 6, 2005 we issued 12,488 shares of common stock in connection with telemarketing services valued at $15,610.

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


                                           Onstream Media Corporation,
                                           a Florida corporation

Date: May 23, 2005
                                           /s/ Randy S. Selman
                                           ------------------------------
                                           Randy S. Selman,
                                           President and Chief Executive Officer

                                           /s/ Robert E. Tomlinson
                                           ------------------------------
                                           Chief Financial Officer
                                           And Principal Accounting Officer