Form 10QSB
period 2005-06-30
Onstream Media CORP
filed 2005-08-15
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

                                         OR

      (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
            _________

                        Commission file number 000-22849

                           Onstream Media Corporation
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                                   65-0420146
                                   ----------
                        (IRS Employer Identification No.)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 2005 the registrant had issued and outstanding 11,199,673 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION                     PAGE

      Item 1 - Financial Statements

      Unaudited Consolidated Balance Sheet at June 30, 2005
        and Consolidated Balance Sheet at September 30, 2004                 3-4

      Unaudited Consolidated Statements of Operations for the Nine
        and Three Months Ended June 30, 2005 and 2004                          5

      Unaudited Consolidated  Statements of Stockholders' Equity for
        the Nine Months Ended June 30, 2005                                    6

      Unaudited Consolidated  Statements of Cash Flows for the Nine
        Months Ended June 30, 2005 and 2004                                  7-8

      Notes to Unaudited Consolidated Financial Statements                  9-34

      Item 2 - Management's Discussion and Analysis
               or Plan of Operations                                       35-45

      Item 3 - Controls and Procedures                                        45

                           PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                              46

      Item 2 - Unregistered Sales of Equity Securities and Use of
               Proceeds                                                       46

      Item 3 - Defaults upon Senior Securities                                46

      Item 4 - Submission of Matters to a Vote of Security Holders            46

      Item 5 - Other Information                                              46

      Item 6 - Exhibits                                                       46

      Signatures                                                              47

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,     September 30,
                                                               2005           2004
                                                            -----------   -------------
                                                            (unaudited)

                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $    76,901   $      14,269
  Restricted cash                                                 8,485         207,876
  Accounts receivable, net of allowance for
   doubtful accounts of $29,503 and $68,739, respectively     1,243,578       1,365,604
  Prepaid expenses                                              890,975         456,521
  Inventories                                                    65,819          51,044
  Other current assets                                            6,865           2,524
                                                            -----------   -------------
Total current assets                                          2,292,623       2,097,838

PROPERTY AND EQUIPMENT, net                                   4,507,348         745,056
INTANGIBLE ASSETS, net                                        1,099,695       1,645,496
GOODWILL, net                                                10,022,845       1,601,444
OTHER NON-CURRENT ASSETS                                         55,427       1,372,555
                                                            -----------   -------------

Total assets                                                $17,977,938   $   7,462,389
                                                            ===========   =============


                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                         June 30,      September 30,
                                                                                           2005            2004
                                                                                        -----------    -------------
                                                                                        (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                              $ 1,313,879    $   1,562,166
  Amounts due to shareholders and officers                                                  224,419               --
  Deferred revenue                                                                          248,139           77,711
  Notes payable - current portion                                                            36,626          365,500
                                                                                        -----------    -------------
Total current liabilities                                                                 1,823,063        2,005,377

8% Convertible Debentures, net of discount                                                2,216,545               --
Notes payable, net of discount and current portion                                          105,515        2,660,225
                                                                                        -----------    -------------

Total liabilities                                                                         4,145,123        4,665,602
                                                                                        -----------    -------------

COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
Series A-10 Convertible Preferred stock                                                   4,775,228               --
Warrants attached to 8% Convertible Debentures; beneficial conversion rights included in 8% Convertible Debentures; and potentially redeemable common stock
  issued in lieu of interest on 8% Convertible Debentures                                 4,550,371               --
                                                                                        -----------    -------------
Total equity securities subject to potential rescission                                   9,325,599               --
                                                                                        -----------    -------------

STOCKHOLDERS' EQUITY:
Series A-8 Convertible Preferred stock, par value $.0001 per share, auth-
  orized 300,000 shares, 0 and 232,750 issued and outstanding, respectively                      --               23
Series A-10 Convertible Preferred stock, par value $.0001 per share, auth-
  orized 700,000 shares, 453,710 and 0 issued and outstanding, respectively                      45               --
Series A-11 Convertible Preferred stock, par value $.0001 per share, auth-
  orized 25,000 shares, 0 and 25,000 issued and outstanding, respectively                        --                3
Common stock, par value $.0001 per share; authorized 75,000,000 shares,
  9,266,329 and 4,666,324 issued and outstanding, respectively                                  927              467
Unamortized discount and unearned compensation                                           (2,472,710)              --
Additional paid-in capital                                                               73,920,966       62,473,209
Accumulated deficit                                                                     (66,942,012)     (59,676,915)
                                                                                        -----------    -------------
Total stockholders' equity                                                                4,507,216        2,796,787
                                                                                        -----------    -------------

Total liabilities and stockholders' equity                                              $17,977,938    $   7,462,389
                                                                                        ===========    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Nine Months Ended           Three Months Ended
                                                   June 30,                      June 30,
                                          --------------------------    --------------------------
                                              2005           2004           2005           2004
                                          -----------    -----------    -----------    -----------
REVENUE:
  Digital asset management                $ 1,386,391    $   647,094    $   489,120    $   416,523
  Network usage and services                1,539,181      1,577,112        537,240        516,952
  Network equipment sales and rentals         377,858        500,859         80,015        240,141
  Webcasting                                2,751,661      2,684,564        888,095        910,549
  Travel production and distribution          155,941        194,334         52,597         57,240
                                          -----------    -----------    -----------    -----------
Total revenue                               6,211,032      5,603,963      2,047,067      2,141,405
                                          -----------    -----------    -----------    -----------

COSTS OF REVENUE:
  Digital asset management                    472,554        193,458        135,285        100,823
  Network usage and services                  915,213        812,715        311,429        277,943
  Network equipment sales and rentals         179,967        295,771         28,444        150,466
  Webcasting                                  715,273        757,693        294,242        237,605
  Travel production and distribution           48,217         11,067         15,471          2,029
                                          -----------    -----------    -----------    -----------
Total costs of revenue                      2,331,224      2,070,704        784,871        768,866
                                          -----------    -----------    -----------    -----------

GROSS MARGIN                                3,879,808      3,533,259      1,262,196      1,372,539
                                          -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  General and administrative:
    Compensation                            3,673,942      2,973,188      1,250,427      1,108,191
    Professional fees                       2,068,911        767,182        747,692        349,609
    Other                                   1,181,529      1,041,523        439,771        376,219
  Depreciation and amortization               864,399      1,066,882        291,136        333,042
                                          -----------    -----------    -----------    -----------
Total operating expenses                    7,788,781      5,848,775      2,729,026      2,167,061
                                          -----------    -----------    -----------    -----------

Loss from operations                       (3,908,973)    (2,315,516)    (1,466,830)      (794,522)
                                          -----------    -----------    -----------    -----------

OTHER EXPENSE:
  Interest income                              10,656          6,151          3,315          1,735
  Interest expense                         (2,583,734)      (461,967)      (841,816)      (177,126)
  Other (expense) income, net                 (92,647)       143,599          1,966       (225,956)
                                          -----------    -----------    -----------    -----------

Total other expense, net                   (2,665,725)      (312,217)      (836,535)      (401,347)
                                          -----------    -----------    -----------    -----------

Net loss                                  $(6,574,698)   $(2,627,733)   $(2,303,365)   $(1,195,869)
                                          ===========    ===========    ===========    ===========

Loss per share - basic and diluted:

Net loss per share                        $     (0.91)   $     (0.62)   $     (0.27)   $     (0.26)
                                          ===========    ===========    ===========    ===========

Weighted average shares of common stock
outstanding - basic and diluted             7,241,623      4,230,258      8,453,499      4,561,621
                                          ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2005

                                                         Preferred Stock
                                                 ---------------------------------------    ------------------------
                                                  Series     Series     Series
                                                    A8        A10         A11                    Common Stock
                                                 --------   --------    -------   ------    ------------------------
                                                  Shares     Shares     Shares    Amount      Shares       Amount
                                                 --------   --------    -------   ------    ----------   -----------
Balance, September 30, 2004                       232,750         --     25,000   $   26     4,666,324   $       467

Issuance of shares, warrants and options
  for Acquired Onstream purchase                       --         --         --       --     2,207,966           221
Issuance of  Series A-10 preferred shares, net         --    315,000         --       32            --            --
Conversion of Series A-8  shares into Series
  A-10 preferred shares                          (232,750)   139,650         --       (9)           --            --
Conversion of 8% Convertible Debentures to
  common shares                                        --         --         --       --       406,111            41
Conversion of Series A-10 preferred shares to
  common shares                                        --    (23,813)        --       (2)      238,130            24
Issuance of shares, warrants and options for
  services and incentives                              --         --         --       --       569,301            57
Redemption of Series A-11 shares                       --         --    (25,000)      (3)           --            --
Warrants issued with 8% Convertible Debentures         --         --         --       --            --            --
Common shares issued for severance and
  professional services                                --         --         --       --       300,000            30
Common shares issued for financing penalty             --         --         --       --       606,000            61
Common shares issued for interest on 8%
  Convertible Debentures and Notes Payable             --         --         --       --       272,497            26
Series A-10 preferred shares issued for
  interest                                             --      8,562         --       --            --            --
Dividends accrued on Series A-10 preferred             --     14,311         --        1            --            --
Equity securities subject to potential
  rescission                                           --         --         --       --            --            --
Net loss                                               --         --         --       --            --            --
                                                 --------   --------    -------   ------    ----------   -----------
Balance, June 30, 2005                                 --    453,710         --   $   45     9,266,329   $       927
                                                 --------   --------    -------   ------    ----------   -----------
                                                 ------------    ---------------------------    -----------

                                                 Additional Paid-in Capital     Accumulated
                                                 ---------------------------    ------------    -----------
                                                    Gross         Discount        Deficit          Total
                                                 ------------    -----------    ------------    -----------
Balance, September 30, 2004                      $ 62,473,209    $        --    $(59,676,915)   $ 2,796,787

Issuance of shares, warrants and options
  for Acquired Onstream purchase                    7,311,672             --              --      7,311,893
Issuance of  Series A-10 preferred shares, net      5,905,919     (2,928,041)             --      2,977,910
Conversion of Series A-8  shares into Series
  A-10 preferred shares                                     9             --              --             --
Conversion of 8% Convertible Debentures to
  common shares                                       406,070             --              --        406,111
Conversion of Series A-10 preferred shares to
  common shares                                           (22)       160,432        (160,432)            --
Issuance of shares, warrants and options for
  services and incentives                           1,375,220             --              --      1,375,277
Redemption of Series A-11 shares                     (499,997)            --              --       (500,000)
Warrants issued with 8% Convertible Debentures      4,246,483             --              --      4,246,483
Common shares issued for severance and
  professional services                               470,970        (51,218)             --        419,782
Common shares issued for financing penalty            943,779             --              --        943,840
Common shares issued for interest on 8%
  Convertible Debentures and Notes Payable            384,526             --              --        384,552
Series A-10 preferred shares issued for
  interest                                             85,620             --              --         85,620
Dividends accrued on Series A-10 preferred            143,107        346,117        (529,967)       (40,742)
Equity securities subject to potential
  rescission                                       (9,325,599)            --              --     (9,325,599)
Net loss                                                   --             --      (6,574,698)    (6,574,698)
                                                 ------------    -----------    ------------    -----------
Balance, June 30, 2005                           $ 73,920,966    $(2,472,710)   $(66,942,012)   $ 4,507,216
                                                 ------------    -----------    ------------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                                  --------------------------
                                                                                      2005           2004
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(6,574,698)   $(2,627,733)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation and amortization                                                     864,399      1,066,882
    Amortization of discount on notes payable                                         494,150        341,631
    Amortization of discount on convertible debentures                                733,814         72,221
    Interest penalty payable in common shares                                         943,840             --
    Interest expense paid in common shares                                            277,556             --
    Interest expense paid in A-10 preferred shares                                     85,620             --
    Amortization of deferred services and incentives, including
     shares issued for severance and services                                       1,294,906        428,026
    Loss on equity basis investment in Acquired Onstream                              100,025        222,747
    Decrease (Increase) in allowance for doubtful accounts                               (867)        35,999
    Gain from settlements of obligations                                              (17,854)      (308,286)
    Loss on disposition/retirement of fixed assets                                     28,252         29,447
    Changes in assets and liabilities, net of effects from
     the Onstream Merger:
       Decrease (Increase) in accounts receivable                                     122,893       (445,940)
       Decrease (Increase) in prepaid expenses                                         25,933        (81,575)
       Decrease (Increase) in other current assets                                        779         (9,687)
       (Increase) Decrease in inventories                                             (14,774)       115,008
       (Decrease) Increase in accounts payable and accrued liabilities               (123,312)       224,433
       Increase (Decrease) in deferred revenue                                        120,428        (17,423)
                                                                                  -----------    -----------
Net cash (used in) operating activities                                            (1,638,910)      (954,250)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to Acquired Onstream                                                    (1,457,811)      (524,759)
  Costs of Onstream Merger                                                           (153,317)            --
  Payment of accounts payable and accrued liabilities assumed
    at time of Onstream Merger                                                       (510,373)            --
  Acquisition of property and equipment                                            (1,395,005)      (171,950)
  Sale of assets                                                                       50,000             --
  Purchase of Virage software and assets                                                   --       (651,332)
  (Increase) decrease in other non-current assets                                          --         (2,992)
                                                                                  -----------    -----------
Net cash (used in) investing activities                                            (3,466,506)    (1,351,033)
                                                                                  -----------    -----------


                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                                                   Nine Months Ended
                                                                                       June 30,
                                                                              --------------------------
                                                                                  2005           2004
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of 8% Convertible Debentures, net of expenses            $ 4,013,713    $        --
  Proceeds from sale of Additional 8% Convertible Debentures,
   net of expenses                                                              2,115,500             --
  Proceeds from Series A-10 convertible preferred, net of expenses              1,977,910             --
  Proceeds from restricted cash                                                   200,000        794,432
  Proceeds from loans and notes payable                                           150,000        300,000
  Proceeds from convertible debenture                                                  --        150,000
  Proceeds from issuance of common stock, net                                          --        862,635
  Proceeds from subscription receivable for preferred stock                            --        300,000
  Dividends                                                                       (40,742)       (14,196)
  Repayment of loans, notes and leases payable                                 (2,748,333)        (3,475)
  (Payment of) proceeds from Series A-11 convertible preferred                   (500,000)       500,000
     Payment of convertible debentures                                                 --       (608,520)
                                                                              -----------    -----------
Net cash provided by financing activities                                       5,168,048      2,280,876
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               62,632        (24,407)

CASH AND CASH EQUIVALENTS, beginning of period                                     14,269         82,374
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                      $    76,901    $    57,967
                                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest                                                  $    43,539    $    40,250
                                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of shares, options and warrants in conjunction with the
   Onstream Merger                                                            $ 7,311,893    $        --
  Issuance of warrants with 8% Convertible Debentures                         $   695,525    $        --
  Issuance of warrants with Additional 8% Convertible Debentures              $ 1,230,732    $        --
  Issuance of warrants with Series A-10 convertible preferred                 $   922,756    $        --
  Conversion of note payable to Series A-10 convertible preferred             $ 1,000,000    $        --
  Conversion of Series A-8 convertible preferred to Series A-10 convertible
   preferred                                                                  $ 1,396,500    $        --
  Conversion of Series A-10 convertible preferred to common shares            $   238,130    $        --
  Conversion of 8% Convertible Debentures to common shares                    $   400,000    $        --
  Conversion of convertible debentures to common shares                       $        --    $   150,000
  Equity securities becoming subject to potential rescission                  $ 9,325,599    $        --
  Issuance of common shares for repayment of debt                             $        --    $   750,000
  Issuance of shares, warrants and options for deferred
   services and incentives                                                    $ 1,375,227    $   866,527
  Issuance of shares for payment of accounts payable                          $        --    $    72,300
  Advances to Acquired Onstream by issuing common stock                       $        --    $    81,940
  Issuance of common shares for severance, services and financial penalties   $ 1,414,778    $        --
  Issuance of common shares for interest                                      $   402,041     $ 122, 021
  Issuance of A-10 preferred shares for interest and dividends                $   225,767    $        --
  Issuance of common shares for dividends                                     $        --    $   113,925
  Issuance of note for acquisition of Virage software and assets              $        --    $   206,250


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Onstream Media Corporation (formerly Visual Data Corporation) (the "Company" or "Onstream" or "ONSM"), organized in 1993, is an online service provider of live and on-demand rich media communications, including digital asset management services and webcasting. Digital asset management services are provided primarily to entertainment, advertising and financial industry customers. Webcasting services are provided primarily to corporate, education, government and travel industry customers.

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

The Webcasting Group provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting Group also produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own on-line travel portal - www.travelago.com ("Travelago"). See Note 3 regarding the sale of these travel related assets and operations. The Webcasting Group generates revenues through production and distribution fees.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $66.9 million as of June 30, 2005. The Company's operations have been financed primarily through the issuance of equity and debt. For the nine months ended June 30, 2005, ONSM had a net loss of approximately $6.6 million and cash used in operations of approximately $1.6 million.

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

The Company's subsidiaries are Entertainment Digital Network, Inc., Media On Demand, Inc., HotelView Corporation and OSM Acquisition, Inc.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis and actual results could materially differ from those estimates.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Software

Included in property and equipment is computer software developed for internal use, including the Onstream Media Platform - see notes 2 and 3. Such amounts have been accounted for in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force pronouncement ("EITF") 00-2 "Accounting for Web Site Development Costs". Such costs are amortized on a straight-line basis over three years, commencing when the related asset has been substantially placed in service.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101 and SAB 104, "Revenue Recognition", and EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements". Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of June 30, 2005 and September 30, 2004 is immaterial in relation to the Company's recorded liabilities.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

For the nine and three months ended June 30, 2005 and 2004, net loss per share is based on the weighted average number of shares of common stock outstanding, which includes the effect of 606,000 penalty shares that the Company was obligated to issue through June 29, 2005, and did issue on such date, under the terms of a convertible debenture agreement- see Note 6.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 12,252,059 and 1,335,878 at June 30, 2005 and 2004, respectively, which includes warrants subject to shareholder approval and contingent warrants - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2005 have been excluded from the calculation of net loss per share: (i) 453,710 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,537,100 shares of our common stock and (ii) $6,125,000 of senior secured convertible notes ("8% Convertible Debentures") which could potentially convert into 6,125,000 shares of our common stock.

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

                                              For the nine months            For the three months
                                                 ended June 30,                 ended June 30,
                                           --------------------------    --------------------------
                                               2005           2004           2005           2004
                                           -----------    -----------    -----------    -----------
Net loss, as reported                      $(6,574,698)   $(2,627,733)   $(2,303,365)   $(1,195,869)
Total stock based compensation expense *    (1,056,702)      (420,135)       (14,899)      (140,017)
                                           -----------    -----------    -----------    -----------
Pro forma net loss                         $(7,631,400)   $(3,047,868)   $(2,318,264)   $(1,335,886)
                                           ===========    ===========    ===========    ===========

Net loss per share - basic and diluted:
  Net loss per share, as reported          $     (0.91)   $     (0.62)   $     (0.27)   $     (0.26)
                                           -----------    -----------    -----------    -----------
  Net loss per share, pro forma            $     (1.05)   $     (0.72)   $     (0.27)   $     (0.29)
                                           -----------    -----------    -----------    -----------

* Total stock based compensation expense is determined by applying the fair value based method for all employee awards, net of tax.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 35% to 158%, risk-free interest rate of 2.25% to 6.25%, expected dividends of $0 and expected term is the full term of the related option, ranging from 1 to 8 years.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock compensation (continued)

In December 2004, the Company issued 1,350,000 Non Plan Options to directors and management as additional compensation for the closing of the Onstream Merger, which it accounted for in accordance with APB 25. The compensation value of these options, approximately $1.0 million, is included in the above table for the nine months ended June 30, 2005, as it is considered to be an internal cost associated with a business combination, which is expensed in accordance with SFAS 141, "Business Combinations". See Note 2.

The Company has granted Non Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company's consolidated financial statements and expensed at the time the services contemplated by the options are provided to the Company.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payments", which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005, the Securities and Exchange Commission ("SEC") made certain changes to the effective dates of SFAS 123R. SFAS 123R, as amended by the SEC, is effective for public companies for the first interim or annual period of their fiscal year beginning after June 15, 2005, except small business issuers (as defined in SEC Regulation S-B), for which it is effective for the first fiscal year beginning after December 15, 2005. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

See Note 8 for additional information related to all stock option issuances.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the annual financial statements of the Company as of September 30, 2004. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of June 30, 2005 and the results of their operations and cash flows for the nine and/or three months ended June 30, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2005.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company's intangible assets is as follows:

                                             June 30, 2005                            September 30, 2004
                             -------------------------------------------   -----------------------------------------
                                Gross                                         Gross
                               Carrying      Accumulated      Net Book      Carrying      Accumulated      Net Book
                                Amount       Amortization       Value        Amount       Amortization      Value
                             ------------    ------------    -----------   -----------    ------------    ----------
Goodwill-Acquired Onstream   $  8,421,401    $         --    $ 8,421,401   $        --    $         --    $       --
Goodwill - EDNet                1,601,444              --      1,601,444     1,601,444              --     1,601,444
Customer Lists - MOD            3,071,722      (2,150,205)       921,517     3,071,722      (1,689,447)    1,382,275
Customer Lists - Virage           332,000        (153,822)       178,178       332,000         (68,779)      263,221
                             ------------    ------------    -----------   -----------    ------------    ----------
                             $ 13,426,567    $ (2,304,027)   $11,122,540   $ 5,005,166    $ (1,758,226)   $3,246,940
                             ============    ============    ===========   ===========    ============    ==========


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
                                                   ==========

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

In March 2003, the Company increased its initial $200,000 investment in Acquired Onstream by an additional $750,000 through the issuance of Series A-7 Convertible Preferred Stock. At that time, the Company appointed two of the four members of the Acquired Onstream board of directors and began to account for its investment in Acquired Onstream under the equity method. Included in other income and expense for the nine months ended June 30, 2005 and 2004 are losses of approximately $100,000 and $223,000, respectively, which represent approximately 28% of Acquired Onstream's net loss for those periods. The equity method of accounting was discontinued after the Onstream Merger.

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

The carrying value of the Company's investment in Acquired Onstream at September 30, 2004 was $502,589, included in the balance sheet caption other non-current assets. Also included in other non-current assets at that date was $642,671 advanced from the Company to or on behalf of Acquired Onstream.

The following table sets forth the unaudited pro-forma consolidated results of operations for the nine and three months ended June 30, 2005 and 2004, giving effect to the Onstream Merger, as if the acquisition had occurred as of the beginning of the periods presented:

                                          For the nine months           For the three months
                                             ended June 30,                ended June 30,
                                      --------------------------    --------------------------
                                          2005           2004           2005           2004
                                      -----------    -----------    -----------    -----------
                                             (unaudited)                    (unaudited)
Revenues                              $ 6,221,107    $ 5,603,963    $ 2,047,067    $ 2,141,405
                                      ===========    ===========    ===========    ===========
Net loss                              $(6,214,765)   $(3,917,159)   $(1,861,861)   $(1,859,976)
                                      ===========    ===========    ===========    ===========
Net loss applicable to common stock   $(7,036,563)   $(4,738,957)   $(2,135,794)   $(2,133,900)
                                      ===========    ===========    ===========    ===========
Net loss per common share             $     (0.74)   $     (0.59)   $     (0.22)   $     (0.26)
                                      ===========    ===========    ===========    ===========
Net loss applicable to common stock
 per common share                     $     (0.84)   $     (0.71)   $     (0.25)   $     (0.30)
                                      ===========    ===========    ===========    ===========

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

The above pro-forma numbers include the effects of the $6.5 million in debt and equity financing discussed in Notes 4 and 6, since that financing was a condition of the Onstream Merger. The effect of including the pro-forma adjustments for this financing decreases the pro-forma net loss presented above by approximately $618,000 for the nine months ended June 30, 2005 and increases the pro-forma net loss presented above by approximately $466,000 for the nine months ended June 30, 2004. The effect of these adjustments on the pro-forma net loss for the three month periods ending on those dates is a decrease of approximately $414,000 and an increase of approximately $236,000, respectively. The difference between the pro-forma net loss and the pro-forma net loss applicable to common stock as presented above is entirely related to the inclusion of the effects of the equity portion of this $6.5 million financing.

EDNet, which is part of the Digital Asset Management Group, was purchased by the Company in June 2001. MOD, which is part of the Webcasting Group, was purchased by the Company in February 2002. In February 2004, the Company acquired certain assets and licensed certain software from Virage, Inc., which operations are part of the Digital Asset Management Group.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                     June 30,      September 30,    Useful Lives
                                       2005            2004           (Years)
                                    -----------    -------------    ------------
Equipment and Software              $ 7,004,598    $   6,530,075        1-5
Onstream Media Platform               3,302,148               --         3
Travel video library                  1,368,112        1,368,112         2
Furniture and fixtures                  231,905          219,373        5-7
Capitalized internal use software       357,985          113,794         3
Leasehold improvements                  230,220          243,833         5
                                    -----------    -------------
                                     12,494,968        8,475,187
Less:Accumulated depreciation
  and amortization                   (7,987,620)      (7,730,131)
                                    -----------    -------------

Net book value                      $ 4,507,348    $     745,056
                                    ===========    =============


The Onstream Media Platform is comprised of four separate "products", only two of which were available on an individual basis at the time of the Onstream Merger. The four separate products are transcoding, storage, search and retrieval and distribution. Effective April 29, 2005, all four products were accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating security features available through SAIC. The Company will begin depreciating the cost of the Onstream Media Platform when it is placed in service with third-party customers, currently expected to be September 2005. See Note 2 regarding the initial purchase of this asset from Acquired Onstream.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 3:  PROPERTY AND EQUIPMENT (continued)

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, currently anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. The cost of the travel video library is fully depreciated as of June 30, 2005 and the associated travel production and distribution revenues were $155,941 and $52,597, respectively, for the nine and three months ended June 30, 2005. The Company has the right to continue its travel production and distribution operations until the closing date.

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

The 8% Convertible Debentures included an Additional Investment Right ("AIR") of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the "Additional 8% Convertible Debentures") have substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise. The Additional 8% Convertible Debentures included five-year warrants to purchase 761,250 common shares of ONSM for $1.65 per share and one-year warrants to purchase 2,175,000 common shares of ONSM for $1.00 per share. The one-year warrants are subject to the approval of a majority of the Company's shareholders, which approval will be sought by the Company in a shareholder meeting currently scheduled for September 2005, and the one-year term of those warrants does not begin until such approval is obtained. In the event the one-year warrants are approved and then subsequently exercised, the Company will issue additional five year warrants, exercisable at $1.65 per share, to purchase 50% of the common shares of ONSM acquired upon the exercise of the one-year warrants.

The 8% Convertible Debentures contain a provision requiring mandatory redemptions of up to $1.0 million by June 2006, with at least $500,000 of that occurring by December 2005. These redemption amounts are reduced by the amount of securities converted into common shares before those dates. As of June 30, 2005, $400,000 of 8% Convertible Debentures had been converted into common shares and an additional $1,475,000 was converted after that date. In accordance with SFAS 6, "Classification of Short-Term Obligations Expected to be Refinanced" and FASB Interpretation ("FIN") 8, "Classification of a Short-Term Obligation Repaid prior to Being Replaced by a Long-Term Security", the Company is classifying the entire outstanding balance of the 8% Convertible Debentures as a non-current liability as of June 30, 2005, as those authoritative pronouncements allow consideration of conversions occurring after the date of the balance sheet but before the issuance of the financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Convertible Debentures (continued)

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares) on a registration statement declared effective by the SEC on June 29, 2005. Beginning on the date of such registration, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. Beginning in September 2007, any remaining 8% Convertible Debentures will be paid in nine equal quarterly installments. All or part of these installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company's issued and outstanding stock. The closing ONSM share price was $1.03 per share on August 10, 2005.

The holders of the 8% Convertible Debentures and the Additional 8% Convertible Debentures may be entitled to certain rescission rights - see Note 5.

During February 2005, the Company issued 151,111 ONSM common shares as a result of a single investor's conversion of $150,000 8% Convertible Debentures and Additional 8% Convertible Debentures, plus accrued interest. During June 2005, the Company issued 255,000 ONSM common shares as a result of a single investor's conversion of $250,000 8% Convertible Debentures, plus accrued interest. See
Note 9 regarding conversions occurring after June 30, 2005.

The placement agent fees and direct issue costs for the 8% Convertible Debentures financing were approximately $336,000 in cash plus five-year warrants to purchase 435,000 shares of ONSM common stock for $1.65 per share. The broker dealer fees and legal expenses for the Additional 8% Convertible Debentures were approximately $57,500 plus warrants to purchase 217,500 shares of ONSM common stock for $1.65 per share.

The  estimated  fair  value  of all  warrants  given in  connection  with the 8%
Convertible Debentures plus the value of the 8% Convertible Debentures' beneficial conversion feature is $2,131,025, which, in accordance with EITF 98-05 ("Accounting for Convertible Securities with Beneficial Conversion Features") and EITF 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments"), was allocated to additional paid in capital and debt discount. The Company's management calculated the discount based primarily on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The debt discount, which totals $2,467,269 after inclusion of other direct costs associated with the financing, is being amortized to interest expense over the four year term of the 8% Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities is expensed as interest at the time of the conversion.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Convertible Debentures (continued)

The estimated fair value of the warrants (including warrants subject to shareholder approval and contingent warrants) given in connection with the Additional 8% Convertible Debentures plus the value of the Additional 8% Convertible Debentures' beneficial conversion feature, plus other direct costs associated with the financing, exceed the face value of the Additional 8% Convertible Debentures. In accordance with EITF 98-05 and EITF 00-27, which limits the recorded discount to the face value of the related debt, $2,175,000 was allocated to additional paid in capital and debt discount and is being amortized to interest expense over the four year term of the Additional 8% Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities is expensed as interest at the time of the conversion.

The above transactions are summarized as follows through June 30, 2005:

      Initial gross proceeds                       $ 6,525,000
      Less: conversions to common shares              (400,000)
      Less: initial discount                        (4,642,269)
      Plus: amortization of discount                   733,814
                                                   -----------
      8% Convertible Debentures, net of discount   $ 2,216,545
                                                   ===========


The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company's option. On March 31, 2005, the Company issued 69,204 common shares in lieu of $112,111 accrued interest due through that date. On June 30, 2005, the Company issued 117,805 common shares in lieu of $123,694 accrued interest due through that date.

Notes Payable

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which has an outstanding principal balance of $136,111 as of June 30, 2005. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum.

On December 23, 2004 all notes payable outstanding as of September 30, 2004 were satisfied by cash payments of approximately $2.4 million and issuance of 100,000 shares of Series A-10 Convertible Preferred ("Series A-10"), which included five-year warrants to purchase 500,000 common shares of ONSM for $1.50 per share. In connection with the retirement of this indebtedness, the Company wrote off the related unamortized discount of approximately $494,000, which is included in interest expense for the nine months ended June 30, 2005. The details of the $2.4 million in repaid notes are as follows:

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable  (continued)

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


NOTE 5:  COMMITMENTS AND CONTINGENCIES

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 5:  COMMITMENTS AND CONTINGENCIES  (continued)

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

As of June 30, 2005, the Company's balance sheet reflects a liability, net of discount, of $2,216,545 associated with the 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $11,542,144. The $9,325,599 excess of these proceeds over the recorded liability was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of June 30, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities".

As of July 31, 2005, thirteen individual investors had converted 8% Convertible Debentures of $1,875,000 and 61,115 shares of Series A-10 Preferred Stock to ONSM common shares. This represents approximately $1,640,000 of the amounts included in "equity securities subject to potential rescission" as of June 30, 2005. An additional approximately $2,040,000 of the June 30, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these thirteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

Consulting agreements - The Company is obligated under agreements to issue 126,526 common shares for consulting services subsequent to June 30, 2005, which will be valued at fair value as of the date of issuance and expensed under SFAS
123.  These  contracts  also call for  future  cash  payments  of  approximately
$185,000.

Severance - The Company has agreed to pay severance benefits to the Company's former Chief Financial Officer, which extended her base pay through May 2005 and benefits through November 2005, and to the Company's former Chief Operating Officer, which extended his base pay at a reduced rate plus benefits through August 2005. These severance payments are being expensed as paid, due to continuing services received by the Company from these individuals. As additional severance in connection with the closing of the purchase of Acquired Onstream, these individuals received common shares, which are also being expensed over the remaining term of these severance agreements - See Note 6.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

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

Contemporaneously with the BOA, Acquired Onstream and SAIC entered into a Stock Issuance Agreement, pursuant to which Acquired Onstream, at its option, could pay up to 20% of $1,250,000 of invoices for services subsequent to the execution of the Stock Issuance Agreement, with its common stock. Such common stock would be valued at the lesser of $0.50 per share or fair market value as of the date of issuance. Prior to the Onstream Merger, Acquired Onstream had issued 158,910 shares of its common stock to SAIC under this arrangement, valued at approximately $59,000 and converted to 23,535 ONSM shares in December 2004. Acquired Onstream granted to SAIC certain piggyback registration rights in connection with any such shares of common stock issued to SAIC. Within 30 days after notice of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of the Acquired Onstream to another entity, SAIC had the right to terminate the Stock Issuance Agreement. SAIC did not terminate the Agreement and the Company has continued to pay 20% of SAIC invoices with ONSM common stock - 63,864 ONSM shares valued at $104,157 were issued to SAIC subsequent to the Onstream Merger and through June 30, 2005, including $57,142 included in Acquired Onstream's accounts payable at the time of the Onstream Merger - see Note 2. SAIC has not objected to the use of a fair market value for ONSM shares consistent with the December 2004 conversion of its Acquired Onstream shares to ONSM shares, even though such valuation is higher than the $0.50 per share maximum established in the Stock Issuance Agreement. However, the Company has entered into negotiations with SAIC which may result in the future discontinuance of the stock payment option.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

As of June 30, 2005, SAIC had been paid approximately $1,599,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $254,000, of which the Company paid approximately $67,000 in July and August 2005 with a combination of cash and ONSM stock - see Note 9.

North Plains Contract - North Plains, a software developer of digital asset management repositories and work flow engines, entered into a December 2004 agreement with Acquired Onstream to provide its software for use in the Onstream Media Platform. The contract calls for total purchases of approximately $259,000 by March 31, 2005, of which approximately $132,000 had been paid as of that date with the balance paid during April 2005.


NOTE 6:  CAPITAL STOCK

Common Stock

In December 2004, the Company issued 2,207,966 shares of its common stock in connection with the Onstream Merger - see Note 2.

In January 2005, also in connection with the Onstream Merger and pursuant to Board and shareholder approval received in December 2004, the Company issued 150,000 shares of ONSM common stock to Envision Management Group, a consulting firm controlled by Ms. Gail Babitt, our former CFO, and the Company issued 100,000 shares of ONSM common stock to Mr. George Stemper, our former COO, both who will assist the Company in the transition after the Onstream Merger. Based on their agreement to assist in the transition, and their continuing assistance actually being provided to the Company to date, the Company has deferred the fair value of this stock issuance and is amortizing it as professional fee expense over the remaining term of their respective severance agreements, commencing on December 23, 2004, the date of the Onstream Merger. See Note 5. The Company recorded the issuance of these common shares at $392,500, based on the fair value of the 250,000 shares at the date of Board and shareholder authorization, of which $341,282 and $165,252 was expensed during the nine and three months ended June 30, 2005 and $51,218 has been included in unamortized discount and unearned compensation (a contra-equity account) at that date.

In January 2005, pursuant to Board approval received in December 2004, the Company issued Mr. Stemper 50,000 shares of our common stock as advances against sales commissions to be earned by him through August 31, 2005 in connection with a professional services agreement. The Company recorded the issuance of these common shares at $78,500, based on the fair value of the 50,000 shares at the date of Board authorization, which has been deferred as prepaid expense as of June 30, 2005. Based on an August 1, 2005 employment agreement entered into between the Company and Mr. Stemper, these shares will be considered fully earned by him as of August 31, 2005 and the prepaid balance will be expensed by the Company as of that date.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

During the three months ended June 30, 2005, the Company issued 133,094 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 6 months, and will result in a professional fees expense of approximately $187,000 over the service period. 1,364 of these shares were issued to a company controlled by the Company's former CFO. None of the remaining shares were issued to Company directors or officers. See Note 5 regarding the Company's obligation to issue additional shares under such agreements.

During the three months ended June 30, 2005, the Company issued 32,463 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $45,021 - see Note 5. During the same period, the Company issued 117,805 shares of common stock in exchange for approximately $124,000 interest due on 8% Convertible Debentures and Notes Payable - See Note 4. None of these shares were issued to Company directors or officers.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 6: CAPITAL STOCK (Continued)

Common Stock (Continued)

The Company recognized professional fee expenses arising from the prior issuance of shares and options for consulting and financial advisory services, including amounts related to certain executive severance agreements discussed below, of approximately $1,295,000 and $428,000 for the nine months ended June 30, 2005 and 2004, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $806,000 in deferred option expense at June 30, 2005, which will be amortized over the remaining periods of service for these issuances, which range from two to 13 months. The deferred option expense is included in the balance sheet captions prepaid expenses and other non-current assets, except for certain executive severance amounts classified as contra-equity as discussed below.

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

During April 2005, the Company issued 26,490 ONSM common shares as a result of a single investor converting a total of 2,649 shares of Series A-10 preferred shares, which included accrued dividends through that date - see below. During June 2005, the Company issued 255,000 ONSM common shares as a result of a single investor's conversion of $250,000 8% Convertible Debentures, plus accrued interest - see Note 5.

On June 29, 2005, the Company issued 606,000 ONSM common shares, to satisfy in full a penalty of 2,000 common shares per day for every day starting August 31, 2004, that certain common shares issued in April 2004 (arising from March 2004 convertible debentures) were not registered. The Company recorded interest expense of $943,838 and $252,638 for the nine and three months ended June 30, 2005, respectively, related to its valuation of this stock issued in satisfaction of this penalty. The valuation was based on the closing share price for each day that the penalty was incurred through June 29, 2005, when a registration statement filed with the SEC and containing these shares was declared effective.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 6: CAPITAL STOCK (Continued)

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

The estimated fair value of all warrants given in connection with the Series A-10 plus the Series A-10's beneficial conversion feature, is $2,755,951, which, in accordance with EITF 98-05 and EITF 00-27, was allocated to additional paid in capital and discount. The Company's management calculated the discount primarily based on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The discount, which totals $2,928,041 after inclusion of other direct costs associated with the financing, is being amortized as a dividend over the four-year term of the Series A-10. . In addition, the unamortized portion of the discount related to converted securities is expensed as an additional dividend at the time of the conversion.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

During February 2005, the Company issued 211,640 ONSM common shares as a result of two investors converting a total of 21,164 shares of Series A-10 preferred shares, which included accrued dividends through that date. During April 2005, the Company issued 26,490 ONSM common shares as a result of a single investor converting a total of 2,649 shares of Series A-10 preferred shares, which included accrued dividends through that date. See Note 9 regarding conversions occurring after June 30, 2005.

The Company's Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure. For the nine and three months ended June 30, 2005 and 2004 the Company provided webcasting services to one significant customer, Thomson Financial Group, under a contract which can be terminated upon a 30-day notification. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $1,218,000, or approximately 20%, and approximately $1,499,000, or approximately 27%, of total consolidated revenue for the nine months ended June 30, 2005 and 2004, respectively. These revenues represented approximately 42% and 52% of Webcasting Group revenues for the same periods. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $307,000, or approximately 15%, and approximately $462,000, or approximately 22%, of total consolidated revenue for the three months ended June 30, 2005 and 2004, respectively. These revenues represented approximately 33% and 48% of Webcasting Group revenues for the same periods.

For the nine and three months ended June 30, 2005 the Company provided digital asset management services to another significant customer under a contract which can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $731,000, or approximately 12%, and $334,000, or approximately 16%, of total consolidated revenue for the nine and three months ended June 30, 2005, respectively. These revenues represented approximately 22% and 30% of Digital Asset Management Group revenues for the same periods.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 7: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the nine and three months ended June 30, 2005 and 2004, and total assets by segment as of June 30, 2005 and September 30, 2004.

                                                For the nine months          For the three months
                                                   ended June 30,               ended June 30,
                                            --------------------------    --------------------------
                                                2005           2004           2005           2004
                                            -----------    -----------    -----------    -----------
Revenue:

Digital Asset Management Group              $ 3,303,430    $ 2,725,065    $ 1,106,375    $ 1,173,616
Webcasting Group                              2,907,602      2,878,898        940,692        967,789
                                            -----------    -----------    -----------    -----------
Total consolidated revenue                  $ 6,211,032    $ 5,603,963    $ 2,047,067    $ 2,141,405
                                            ===========    ===========    ===========    ===========

Segment operating income (loss):

Digital Asset Management Group                  469,800        362,662        148,853        164,317
Webcasting Group                                789,846        802,940        166,382        293,583
                                            -----------    -----------    -----------    -----------
Total segment operating income                1,259,646      1,165,602        315,235        457,900

Depreciation and amortization                  (864,399)    (1,066,882)      (291,136)      (333,042)
Corporate and unallocated shared expenses    (4,304,220)    (2,414,236)    (1,490,929)      (919,380)
Other (expense) income, net                  (2,665,725)      (312,217)      (836,535)      (401,347)
                                            -----------    -----------    -----------    -----------

Net loss                                    $(6,574,698)   $(2,627,733)   $(2,303,365)   $(1,195,869)
                                            ===========    ===========    ===========    ===========


                                   June 30,    September 30,
                                 ---------------------------
                                     2005          2004
                                 -----------   -------------
Total assets:

Digital Asset Management Group   $14,538,767      $3,373,128
Webcasting Group                   2,194,044       1,996,286
Corporate and unallocated          1,245,127       2,092,975
                                 -----------   -------------
Total                            $17,977,938      $7,462,389
                                 ===========   =============

Depreciation, amortization and impairment losses are not utilized by the Company's primary decision makers for making decisions with regard to resource allocation or performance evaluation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 8:  STOCK OPTIONS AND WARRANTS

As of June 30, 2005, the Company had 12,252,059 issued and outstanding options and warrants, including 336,672 Plan Options; 2,489,526 Non Plan Options to employees and directors; 872,707 Non Plan Options to consultants; and 8,553,154 warrants issued in connection with various financings and other transactions, and including warrants subject to shareholder approval as discussed below.

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

As of June 30, 2005 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years. All options are granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company's shareholders voted to approve the cancellation (subject to the option holder's approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 96,340 of the Plan Options subject to this cancellation and re-issue had expired as of July 31, 2005. See Note 9 regarding Plan option grants, Plan stock grants and Plan option vesting changes made by the Company in July 2005.

Detail of Plan Option activity for the nine months ended June 30, 2005 is as follows:

                                                         Weighted
                                         Number of       Average
                                          Shares      Exercise Price
                                         ---------    --------------
Balance, beginning of period               236,100    $        21.93
Granted during the period                  350,000              1.26
Expired or forfeited during the period    (249,428)            14.91
                                         ---------

Balance, end of the period                 336,672    $         9.65
                                         ---------

Exercisable at end of the period           186,672    $        16.39
                                         ---------

The Company's 200,000 outstanding Plan Options at June 30, 2005 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 4 years and exercise prices ranging from $1.21 to $1.57 per share. The Company's 136,672 outstanding Plan Options subject to this cancellation and re-grant have a remaining life of approximately 1 year and exercise prices ranging from $7.50 to $26.25 per share.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2005, the Company has 2,489,526 outstanding Non Plan options issued to employees and directors, of which 2,431,390 were issued during the nine months ended June 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of issuance); five-year options to certain executives, vesting over four years, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of issuance); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.

As of June 30, 2005, the Company had 872,707 outstanding Non Plan options issued to consultants, of which 579,240 were issued during the nine months ended June 30, 2005, 520,000 with exercise prices ranging from $1.65 to $3.00 per share, and 59,240 issued at an exercise price of $3.376 per share in conjunction with the Onstream Merger. These options issued to consultants have exercise prices from $1.65 to $15.00 per share and expire at various dates from April 2005 to August 2009.

As of June 30, 2005, the Company had outstanding vested warrants to purchase an aggregate of 5,290,654 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.50 to $45.00 expiring from August 2005 to April 2010. During the nine months ended June 30, 2005 the Company granted 4,847,693 of these warrants - 2,936,250 warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 1,790,000 warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. These vested warrants do not include 2,175,000 warrants at an exercise price of $1.00 per share issued in connection with the Additional 8% Convertible Debentures and the related 1,087,500 warrants at an exercise price of $1.65 per share, both of which are subject to shareholder approval - see Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS AND ASSET SALES

During July 2005, the Company issued 381,560 ONSM common shares as a result of a single investor converting a total of 38,156 shares of Series A-10 preferred shares, which included accrued dividends through that date. During July 2005, the Company issued 1,476,934 ONSM common shares as a result of eight investors' conversion of $1,475,000 8% Convertible Debentures, plus accrued interest.

In July 2005 the Company's Board of Directors granted 2,620,000 fully vested five-year Plan options, exercisable at $1.12 per share which was the fair market value on the date of grant. This included 1,400,000 options to Company directors and senior management, with the balance issued to other Company employees. At the same time, the Board accelerated the vesting of 150,000 four-year Plan options previously granted to a Company executive in December 2004 at an exercise price of $1.21 per share, which was the fair market value on the date of grant. The options, which were to vest in installments of 50,000 options per year, beginning December 15, 2005, were declared fully vested. At the same time, the Company issued 26,759 Plan fully paid stock grants to Company executives.

As of June 30, 2005, the Company owned preferred shares of Curaspan, Inc. with an original cost of approximately $108,000, which was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable over 2 years at 6% interest. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan's uncured default under the note. Due to Curaspan's continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received.

On  July  6,  2005,  the  Company  issued  3,180  shares  of  common  stock  for professional services valued at approximately $5,200 and also issued 26,759 shares of common stock to employees under the Plan valued at approximately $34,000.

On August 9, 2005, the Company issued 21,060 shares of common stock for professional services valued at approximately $25,000.

On August 9, 2005, the Company issued 23,851 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $25,997 and accrued as a liability on the Company's balance sheet as of June 30, 2005 - see
Note 5.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in this Form 10-QSB.

OVERVIEW

We are an online service provider of live and on-demand media communication, including webcasting and digital asset management services. Our objective is to provide these services via a fully robust, comprehensive digital asset management (DAM) feature set that virtually any company, government agency or other enterprise having a need to manage rich media content will be able to utilize in an affordable and highly secure environment.

We had 63 full time employees as of June 30, 2005. Our operations are organized in two main operating groups:

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

RESULTS OF OPERATIONS

Our consolidated net loss for the nine months ended June 30, 2005 was approximately $6,575,000 ($0.91 loss per share) as compared to a loss of approximately $2,628,000 ($0.62 loss per share) for the same period in 2004, an increase of approximately $3,947,000 (150%). The additional net loss for the nine months ended June 30, 2005, as compared to the same period in 2004, related primarily to increases in non-cash interest expense arising from (i) the Financing Transactions, including the write-off of unamortized discount arising from early debt repayments with those proceeds as well as subsequent conversions and (ii) a penalty related to unregistered shares from a previous financing, as well as increases in operating expenses, primarily compensation arising from the Onstream Merger and the Virage acquisition (Digital Asset Management) and expenses for marketing and financial consulting services, including amounts paid under severance agreements, paid for primarily with common shares and options. Although the net loss increased by 150%, it only increased by 47% on a per share basis, due to the 3,011,365, or approximately 71%, increase in the weighted average number of common shares outstanding in the 2005 period as compared to the 2004 period.

Our consolidated net loss for the three months ended June 30, 2005 was approximately $2,303,000 ($0.27 loss per share) as compared to a loss of approximately $1,196,000 ($0.26 loss per share) for the same period in 2004, an increase of approximately $1,107,000 (93%). The additional net loss for the three months ended June 30, 2005, as compared to the same period in 2004, related primarily to the same items that affected the comparable losses for the nine month periods discussed above, except for the write-off of discount from early debt repayments.

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes herein.

                                         For the nine months
                                            ended June 30,           Increase (Decrease)
                                      --------------------------    ---------------------
                                          2005           2004          Amount     Percent
                                      -----------    -----------    -----------   -------

Total revenue                         $ 6,211,032    $ 5,603,963    $   607,069      10.8%
Total costs of revenue                  2,331,224      2,070,704        260,520      12.6%
                                      -----------    -----------    -----------   -------
  Gross margin                          3,879,808      3,533,259        346,549       9.8%
                                      -----------    -----------    -----------   -------

General and administrative expenses     6,924,382      4,781,893      2,142,489      44.8%
Depreciation and amortization             864,399      1,066,882       (202,483)    (19.0)%
                                      -----------    -----------    -----------   -------
  Total operating expenses              7,788,781      5,848,775      1,940,006      33.2%
                                      -----------    -----------    -----------   -------

  Loss from operations                 (3,908,973)    (2,315,516)     1,593,457      68.8%

  Other expense
                                       (2,665,725)      (312,217)     2,353,508     753.8%
                                      -----------    -----------    -----------   -------

  Net loss                            $(6,574,698)   $(2,627,733)   $ 3,946,965     150.2%
                                      ===========    ===========    ===========   =======


                                          For the three months
                                            ended June 30,            Increase (Decrease)
                                      --------------------------    ----------------------
                                         2005            2004         Amount       Percent
                                      -----------    -----------    -----------    -------
Total revenue                         $ 2,047,067    $ 2,141,405    $   (94,338)    (4.4)%
Total costs of revenue                    784,871        768,866         16,005      2.1%
                                      -----------    -----------    -----------    -------
  Gross margin                          1,262,196      1,372,539       (110,343)    (8.0)%
                                      -----------    -----------    -----------    -------

General and administrative expenses     2,437,890      1,834,019        603,871     32.9%
Depreciation and amortization             291,136        333,042        (41,906)   (12.6)%
                                      -----------    -----------    -----------    -------
  Total operating expenses              2,729,026      2,167,061        561,965     25.9%
                                      -----------    -----------    -----------    -------

  Loss from operations                 (1,466,830)      (794,522)       672,308     84.6%

  Other expense                          (836,535)      (401,347)       435,188    108.4%
                                      -----------    -----------    -----------    -------

  Net loss                            $(2,303,365)   $(1,195,869)   $ 1,107,496     92.6%
                                      ===========    ===========    ===========    =======

Nine months ended June 30, 2005 compared to the nine months ended June 30, 2004

REVENUES AND GROSS MARGIN

Consolidated operating revenue increased approximately $607,000 (11%) to approximately $6.2 million for the nine months ended June 30, 2005. This increase was primarily due to revenues of the Digital Asset Management Group. We recorded approximately $1,386,000 of revenues from digital asset management services during the nine months ended March 31, 2005. These operations commenced in February 2004 and therefore had no related revenues for a significant portion of the same period of the prior year. Revenues from network equipment sales and rentals, also part of the Digital Asset Management Group, decreased approximately $123,000 (25%) to approximately $378,000. We have reduced our sales focus on this lower margin area and are currently evaluating our future involvement in this activity, as part of the reorganization of our sales function discussed below. Revenues from network usage and services, also part of the Digital Asset Management Group, decreased approximately $38,000 (2%) to approximately
$1,539,000, due to variations in customer usage. The decrease in the third quarter was less than the decrease in the first two quarters, and we expect future network usage and services revenues to continue to be approximately equal to the revenues in the corresponding period of the prior year, until such revenues begin to increase as a result of the marketing of the Onstream Media Platform, although such increase cannot be assured.

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

Webcasting revenues increased approximately $67,000 (3%) to approximately $2,752,000, due to continuing growth in sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 3,900 webcasts for the nine months ended June 30, 2005 compared to approximately 5,100 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $695 for the 2005 period compared to approximately $528 for the comparable 2004 period.

We expect revenues of the Webcasting Group to continue to exceed the corresponding prior year to date amounts, for the remainder of the fiscal year, although such increase cannot be assured. This is as a result of our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are currently upgrading our webcasting software and hardware infrastructure, by which we expect to introduce new features to the market by the end of this fiscal year. See Liquidity and Capital Resources below.

Consolidated   gross   margin   increased   approximately   $347,000   (10%)  to
approximately $3.9 million for the nine months ended June 30, 2005. This increase was primarily due to the gross margin on the revenues from digital asset management services, which commenced in February 2004. Based on our expectations of increasing sales discussed above, we expect gross margin to also continue increasing, as compared to the corresponding prior year amounts, for the remainder of the fiscal year, although such increase cannot be assured.

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

OPERATING EXPENSES

Consolidated operating expenses for the nine months ended June 30, 2005 increased approximately $1.9 million (33%), to approximately $7.8 million, primarily from increased compensation and professional fees expense, offset by reduced depreciation expense.

Compensation expense for the nine months ended June 30, 2005 increased approximately $701,000 (24%), resulting from an increase in headcount necessary to service increased business primarily as a result of the Onstream Merger and the Virage acquisition (Digital Asset Management), as well as to build our sales and management infrastructure for planned future growth, although we cannot assure that such growth will occur. At June 30, 2005 we had 63 full time employees as compared to 58 full time employees at June 30, 2004. We expect that this expense will continue to increase as a result of the growth in our webcasting and digital asset management operations.

Professional fees increased approximately $1,302,000 (170%), primarily due to expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements, primarily paid for by the issuance of our common stock and options to buy our common stock. This non-cash portion increased by $867,000, to approximately $1,295,000 for the nine months ended June 30, 2005, from approximately $428,000 in the comparable period of the previous year. In addition, accounting and legal costs increased by $183,000, to approximately $327,000 for the nine months ended June 30, 2005, from approximately $144,000 in the comparable period of the previous year, primarily related to costs associated with several SEC filings, including a proxy statement and a registration statement as well as increased audit and quarterly review costs.

We have entered into several consulting contracts that have resulted or will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after June 30, 2005, these contracts will result in future professional fee expenses of approximately $1.1 million recognized over the next thirteen months. Based on this, as well as expected expenditures associated with Sarbanes Oxley compliance and marketing programs, we expect continued increases in professional fee expenses as compared to the corresponding prior year amounts, for the remainder of the fiscal year.

Depreciation and amortization decreased approximately $202,000 (19%) due to assets in service becoming fully depreciated. We will experience a significant increase in depreciation expense, starting during the three months ended September 30, 2005, when we expect that the Onstream Media Platform will be placed in service.

OTHER EXPENSE

Other expense increased to approximately $2,666,000 for the nine months ended June 30, 2005, as compared to approximately $312,000 for the comparable period of the previous year, an increase of approximately $2,354,000 (754%). This increase is primarily due to an increase in interest expense of approximately $2,121,000.

The approximately $2,121,000 increase in interest expense for the nine months ended June 30, 2005 is primarily due to approximately $944,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing; approximately $494,000 from the write-off of unamortized discount due to early debt repayments; approximately $954,000 representing discount amortization and interest expense on the 8% Convertible Debentures and the Additional 8% Convertible Debentures; approximately $166,000 in interest expense related to other financings.

As a result of the sale of 8% Convertible Debentures in December 2004 and the sale of the Additional 8% Convertible Debentures in February and April 2005, and after giving effect to conversions through June 30, 2005, we have recorded unamortized debt discounts of approximately $3.9 million on our June 30, 2005 balance sheet. In the event of redemption or conversion of the remaining outstanding balance of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. Accordingly, conversions of approximately $1.5 million occurring after June 30, 2005 will result in the write-off to expense of approximately $728,000 unamortized debt discount during the three months ending September 30, 2005. As of result of registering the shares from a previous financing on June 29, 2005, we will not incur additional penalty interest expense after that date. As a result of the Onstream Merger, we no longer recognize a portion of the results of Acquired Onstream on an equity basis. However, as a result of the Onstream Merger, we are incurring increased operating expenses of approximately $200,000 per quarter, primarily contracted salaries and related employee expenses, which began in the three months ended March 31, 2005.

Three  months  ended June 30, 2005  compared to the three  months ended June 30,
2004

REVENUES AND GROSS MARGIN

Consolidated   operating  revenue  decreased   approximately   $94,000  (4%)  to
approximately $2.0 million for the three months ended June 30, 2005. This was primarily due to a decrease of approximately $160,000 (67%) in revenues from network equipment sales and rentals, part of the Digital Asset Management Group, to approximately $80,000. We have reduced our sales focus on this lower margin area and are currently evaluating our future involvement in this activity, as part of the reorganization of our sales function discussed above. Revenues from digital asset management services increased approximately $73,000 (17%) to approximately $489,000, primarily due to increased revenues from a single identifiable customer. Revenues from network usage and services, also part of the Digital Asset Management Group, increased approximately $20,000 (4%) to approximately $537,000, due to variations in customer usage - see the discussion above.

Webcasting revenues decreased by approximately $22,000 (3%) to approximately $888,000, due to small variations in customer usage. Although the number of webcasts produced decreased to approximately 1,300 webcasts for the three months ended June 30, 2005 compared to approximately 1,700 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $707 for the 2005 period compared to approximately $533 for the comparable 2004 period.

Consolidated gross margin decreased approximately $110,000 (8%) to approximately $1.3 million for the three months ended June 30, 2005. This was primarily due to a reduction in the webcasting gross margin percentage from 73.9% to 66.9%, such reduction arising primarily from an increase in the number of webcast events requiring us to incur incremental production costs to augment our existing infrastructure.

OPERATING EXPENSES

Consolidated operating expenses for the three months ended June 30, 2005 increased approximately $562,000 (26%), to approximately $2.7 million, primarily from increased compensation and professional fees expense, offset by reduced depreciation expense.

Compensation expense for the three months ended June 30, 2005 increased approximately $142,000 (13%), resulting from an increase in headcount necessary to service increased business primarily as a result of the Onstream Merger and the Virage acquisition (Digital Asset Management), as well as to build our sales and management infrastructure for planned future growth, although we cannot assure that such growth will occur.

Professional fees increased approximately $398,000 (114%), primarily due to expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements, primarily paid for by the issuance of our common stock and options to buy our common stock. This non-cash portion increased by $332,000, to approximately $555,000 for the three months ended June 30, 2005, from approximately $223,000 in the comparable period of the previous year.

Depreciation and amortization decreased approximately $42,000 (13%) due to assets in service becoming fully depreciated.

OTHER EXPENSE

Other expense increased to approximately $837,000 for the three months ended June 30, 2005, as compared to approximately $401,000 for the comparable period of the previous year, an increase of approximately $436,000 (108%). This increase is primarily due to an increase in interest expense of approximately $665,000, offset by a decrease in other expenses of approximately $228,000.

The approximately $665,000 increase in interest expense for the three months ended June 30, 2005 is primarily due to approximately $253,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing and approximately $580,000 representing discount amortization and interest expense on the 8% Convertible Debentures and the Additional 8% Convertible Debentures.

Other expenses for the three months ended June 30, 2004 included approximately $137,000 for the loss on the investment in Acquired Onstream under the equity method of accounting utilized prior to the Onstream Merger. There was not a similar item in our results for the three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005 we had working capital of approximately $470,000, which reflects the Financing Transactions and the Onstream Merger. This working capital balance includes $891,000 of prepaid expenses, primarily consulting fees paid with equity and which will be expensed in future periods over the remaining lives of the applicable consulting agreements.

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

In February and April 2005, additional investment rights were exercised, resulting in the issuance of Additional 8% Convertible Debentures, which included common stock purchase warrants, for gross proceeds of $2,175,000. In connection with the exercise of these additional investment rights, our ability to borrow additional funds senior or equal in priority to the 8% Convertible Debentures was limited to $1.5 million incurred solely for the purchase of equipment or software used in our business and collateralized only by that equipment or software.

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

As of June 30, 2005, the Company's balance sheet reflects a liability, net of discount, of $2,216,545 associated with the 8% Convertible Debentures and the Additional 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $11,542,144. The $9,325,599 excess of these proceeds over the recorded liability was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of March 31, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities".

As of July 21, 2005, thirteen individual investors had converted 8% Convertible Debentures of $1,875,000 and 61,115 shares of Series A-10 Preferred Stock to ONSM common shares. This represents approximately $1,640,000 of the amounts included in "equity securities subject to potential rescission" as of June 30, 2005. An additional approximately $2,040,000 of the June 30, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these thirteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

In May 2005 we agreed to sell our travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. We received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, currently anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay us $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. The cost of the travel video library is fully depreciated as of June 30, 2005 and the associated travel production and distribution revenues were $155,941 and $52,597, respectively, for the nine and three months ended June 30, 2005. We have the right to continue its travel production and distribution operations until the closing date.

As of June 30, 2005, we owned preferred shares of Curaspan, Inc. with an original cost of approximately $108,000, which was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 we sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable over 2 years at 6% interest. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to us in the event of Curaspan's uncured default under the note.

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $66.9 million at June 30, 2005. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully complete and launch the Onstream Media Platform, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, starting in the quarter ended March 31, 2005, which are primarily attributable to contracted salaries and related employee expenses. In addition, as part of expanded marketing and financial management programs, neither of which is guaranteed to be successful, we have entered into several consulting contracts that will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after June 30, 2005, these contracts will result in future cash payments of approximately $185,000 over the next six months, not including amounts payable with common shares and options. We also expect increases in our operating expenses during the next year of approximately

$300,000 arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful.

We have spent $1.8 million for capital expenditures during the nine months ended June 30, 2005, including approximately $400,000 for capital expenditures incurred by Acquired Onstream but paid for by us after the Onstream Merger. Projected capital expenditures for the next twelve months total $700,000, which includes the further development of the recently completed Onstream Media Platform as well as completion of the upgrade to the webcasting software and hardware infrastructure, now in process. We have recently hired several professionals that were previously employed with SAIC, including a new Chief Technology Officer, and accordingly expect an increasing percentage of our future development costs to be capitalized employee salaries and benefits, which are included in the anticipated capital expenditure amounts noted above.

While we may seek to obtain financing for certain of the past and future capital expenditures in order to provide and/or conserve cash for other anticipated uses, there can be no assurances that we will be successful in obtaining such financing. Other than working capital which may become available to us through the exercise of outstanding options and warrants and/or through the sale of the travel video library discussed above, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that the sale of the travel video library will close, that we will collect the payments due from Curaspan under the note, or that we will increase our revenues to a level sufficient to provide positive cash flow.

Although our revenues for the first nine months of fiscal 2005 exceeded revenues for the corresponding period of the previous fiscal year, we cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. We recently completed the Onstream Media Platform and it will be marketed for sale starting in the fourth quarter of fiscal 2005, but we cannot assure what the sales activity will be. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, including the effect if any of the potential rescission rights discussed above, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used in operating activities was approximately $1,639,000 for the nine months ended June 30, 2005, as compared to approximately $1,400,000 for the same period last year. The $1,639,000 reflects our net loss of approximately $6,575,000, reduced by approximately $4,804,000 of non-cash expenses included in that loss and approximately $132,000 arising from a net decrease in non-cash working capital items during the period. The primary non-cash expenses included in our loss for the nine months ended June 30, 2005 were approximately $864,000 of depreciation and amortization, approximately $1,295,000 of amortization of deferred professional fee expenses, including severance, paid for by issuing stock and options, approximately $1,228,000 of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $944,000 for a non-cash financing penalty paid in common shares, approximately $363,000 for interest expense paid in common and preferred shares and approximately $100,000 representing our loss on an equity basis from Acquired Onstream. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $3,467,000 for the nine months ended June 30, 2005 as compared to approximately $906,000 for the same period last year. The $3,467,000 includes approximately $1,458,000 for advances to Acquired Onstream, primarily payments (i) to Virage for principal and interest due on a promissory note of Acquired Onstream and guaranteed by the Company and (ii) to certain selling management of Acquired Onstream for accrued salaries and related employer taxes, as well as cash payments associated with the Onstream Merger of approximately $664,000, including subsequent payment of accounts payable assumed at the time of the Onstream Merger. In addition, we spent approximately $1,395,000 to acquire property and equipment, including amounts paid toward the ultimate completion of the Onstream Media Platform and equipment used to support those operations.

Cash flows provided by financing activities was approximately $5,168,000 for the nine months ended June 30, 2005 as compared to $2,281,000 for the same period last year. This $5,168,000 primarily reflects the proceeds from the Financing Transactions of approximately $8,107,000 (net of fees and other direct costs), and proceeds from other financings of $150,000, offset by approximately
$3,248,000 for the repayment, primarily from those proceeds, of all other outstanding debt and preferred shares. This amount also includes approximately $200,000 released from restricted cash, which was used to repay debt.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $11.1 million at June 30, 2005, representing approximately 62% of our total assets and 247% of the book value of shareholder equity (after reduction for equity securities subject to potential rescission). In addition, property and equipment as of June 30, 2005 includes approximately $3.3 million related to the Onstream Media Platform.

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

We have estimated the fair value of warrants issued in conjunction with the Financing Transactions, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of the financing. The unamortized portion of this discount as of June 30, 2005 is approximately $2.4 million for the Series A-10 and approximately $3.9 million for the 8% Convertible Debentures and the Additional 8% Convertible Debentures.

These non-cash amounts will be amortized as dividends and as interest expense over the balance of the four-year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. During July 2005, a single investor converted a total of 38,156 shares of Series A-10 preferred shares. During July 2005, eight investors converted a total of $1,475,000 8% Convertible Debentures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2005, we issued 133,094 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 6 months, and will result in a professional fees expense of approximately $187,000 over the service period. 1,364 of these shares were issued to a company controlled by our former CFO. None of the remaining shares were issued to Company directors or officers.

On June 18, 2005, we issued 24,576 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $33,178. On August 9, 2005, we issued 23,851 shares of common stock to SAIC for services in connection with the Onstream Media Platform, valued at $25,997.

On July 6, 2005, we issued 3,180 shares of common stock for professional services valued at approximately $5,200 and also issued 26,759 shares of common stock to employees under the Plan valued at approximately $34,000.

On August 9, 2005, we issued 21,060 shares of common stock for professional services valued at approximately $25,000.

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

Date: August 12, 2005

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