Form 10KSB
period 2005-09-30
Onstream Media CORP
filed 2006-01-13
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended September 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from         to
                                                             -------    --------

                              Commission file number 000-22849

                           Onstream Media Corporation
                           --------------------------
                 (Name of small business issuer in its charter)

            Florida                                      65-0420146
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  1291 SW 29 Avenue
  Pompano Beach, Florida                                    33069
  ----------------------                         ---------------------------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number 954-917-6655
                          ------------

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                  Name of each exchange on which registered

        None                                         not applicable
---------------------                  -----------------------------------------
(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

    common stock
---------------------
  (Title of class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [_]

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

      State issuer's revenues for its most recent fiscal year. $ 8,156,394 for the 12 months ended September 30, 2005.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on January 11, 2006 is approximately $10.3 million.

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 11, 2006, 12,891,716 shares of common stock are issued and outstanding.

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

      Transitional Small Business Disclosure Form (check one): Yes [_] No [X]

      CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

      Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the potential rescission rights of the holders of the Company's 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time.. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2005. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      When used in this Annual Report, the terms "we", "our", and "us" refers to Onstream Media Corporation, formerly known as Visual Data Corporation, a Florida corporation, and its subsidiaries.

      All share and per share data contained herein gives proforma effect to the one for 15 reverse stock split of our common stock effected on June 24, 2003.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


Our Business, Products and Services

      We are an online service provider of live and on-demand media communication, including webcasting, webconferencing, digital asset management and web publishing services. Our objective is to provide these services via a fully robust, comprehensive digital media services platform (DMSP) that virtually any company, government agency or other enterprise having a need to manage rich media content will be able to utilize in an affordable and highly secure environment.

      Our operations are organized in two main operating groups:

      o     Digital Asset Management Group

      o     Webcasting Group

      Products and services provided by each of the groups are:

      Digital Asset Management Group

      Our Digital Asset Management Group, which operates primarily from facilities in San Francisco, California, provides digital asset management and audio and video networking services that represented approximately 54.9% and 52.2% of our revenues for the years ended September 30, 2005 and 2004, respectively. These revenues are comprised primarily of network access and usage fees, the sale and rental of communication equipment, and fees for encoding, storage, search and retrieval and distribution of digital assets.

      Digital asset management is a set of coordinated technologies and processes that allow the quick and efficient storage, retrieval, and reuse of the digital files that are essential to most businesses. These digital files include photos, videos, audio files, engineering specs, architectural plans, web pages, and many other pieces of business collateral. Digital asset management provides the business rules and processes needed to acquire, store, index, secure, search, export and transform these assets and their descriptive information.

      In addition, the Digital Asset Management Group services include, through its operation Entertainment Digital Network, Inc. ("EDNET"), providing connectivity within the entertainment and advertising industries through a private wide-area network (WAN) managed by it, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet service providers. EDNET also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, video compression and transport equipment, teleconferencing equipment, and other innovative products to facilitate our broadcast and production applications. EDNET's global network, with approximately 500 active access locations in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim, is the product of strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunication providers, which enables the collaborative exchange of high quality audio, or for compressed video and multimedia data communications.

      In December 2004 we completed our acquisition of the remaining approximately 74% of Acquired Onstream not previously owned by us (the "Onstream Merger"). Acquired Onstream was a development stage company founded in 2001 with the business objective of developing a feature rich digital asset management service and offering the service on an application service provider (ASP) basis to exploit the confluence of trends in broadband access and the cost of digital storage media. This product, the Digital Media Services Platform ("DMSP"), will allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution.

      The DMSP was designed and is being managed by Science Applications International Corporation ("SAIC") (one of the country's foremost IT security firms providing services to all branches of the federal government as well as leading corporations) and is actually comprised of four separate "products", only two of which were available on an individual basis at the time of the Onstream Merger. The four separate products are transcoding, storage, search and retrieval and distribution. A limited version of the DMSP, with three of the four products accessible via an integrated interface using North Plains technology and incorporating important security and other design features available through SAIC, was first placed in service with third-party customers in November 2005. The fourth product will be available to our DMSP customers in the near future.

      We believe that the DMSP expands our product offering by providing our Fortune 1000 and media and entertainment customers a low cost monthly service for the storage, streaming, encoding, collaboration and distribution of digital rich media. The closing of the Onstream Merger brings new target markets for our webcasting services that include government, healthcare, education, telecommunications and international sectors. We believe that these verticals also have strong requirements for digital asset management services and are the primary business sectors for SAIC. We also believe the availability of the DMSP will expose our company to incremental revenue opportunities in our webcasting and EDNET businesses. We believe that being able to offer our clients such integrated product and services is a critical element to differentiating our company from our competitors in the marketplace.

      Acquired Onstream entered into a Basic Ordering Agreement for Professional Solutions ("BOA") with SAIC, with an original term expiring December 31, 2006 which we may, at our option, extend for up to an additional 48 months by executing up to four one-year renewal options. Pursuant to the BOA, SAIC agreed to design, host and manage the DMSP, including the addition and customization of applications to fit the specific needs of customers. SAIC also agreed to provide certain hosting and back-office services directly to us and in support of our customers. The amount we have expended to complete the working platform is approximately $3.5 million which includes approximately $1.8 million in cash or ONSM common stock paid to SAIC to date plus the cost of licensed technology, software, custom programming and equipment from Virage, Nine Systems, North Plains and other vendors, as discussed below.

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

      In February 2004 we acquired certain assets from Virage, Inc. The assets acquired included the assignment of customer contracts for the performance of digital asset management services as well as assistance in the integration of those activities into our operations. Also in February 2004, Acquired Onstream entered into a license agreement whereby it licensed certain software from Virage, Inc. This software is being integrated into the DMSP.

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

      Webcasting Group

      The Webcasting Group provides corporate-oriented, web-based media services including live audio and video webcasting and on-demand audio and video streaming and represented approximately 45.1% and 47.8% of our revenues for the years ended September 30, 2005 and 2004, respectively. These revenues are comprised primarily of production and distribution fees.

      Our Webcasting Group, which operates primarily from facilities in Pompano Beach, Florida and a sales office in New York City, provides online webcasting services, a cost effective means for corporations to broadcast conference calls live, making them available to the investing public, the media and to anyone worldwide with Internet access. We market the webcasting services through a direct sales force and through channel partners, also known as resellers. Each webcast can be heard and/or viewed live, and then archived for replay for an additional fee with an option for accessing the archived material through a company's own web site. These webcasts primarily communicate corporate earnings and other financial information; product launches and other marketing information; training, emergency or other information directed to employees; and corporate or other special events. We provide our webcasting customers with vertically integrated streaming media solutions, from onsite production through delivery to end-users. These solutions included original production, editing, and digital encoding of audio and video content, Internet website design and development, and Internet distribution and hosting.

      Our Webcasting Group also includes our travel production and distribution operations. These operations primarily include the production, storage and Internet streaming of two to four minute multi-media videos for clients such as hotel, resort, golf facility, travel destination and time-shares. We store and make available all such content on our website www.travelago.com. In May 2005 the Company agreed to sell its travel production and distribution operations and the related assets. However, in September 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver these assets as agreed. The Company believes that the ultimate resolution of this legal action will not have a material impact on its financial condition or results of operations and, pending such resolution, the Company continues these travel production and distribution operations.

Sales and marketing

      We use a variety of marketing methods, including our internal sales force and channel partners, also known as resellers, to market our products and services. One key element of our marketing strategy has been to enter into distribution agreements with recognized leaders in each of the markets for our products and services. By offering our products and services in conjunction with the distributors' products, we believe these distribution agreements enable us to take advantage of the particular distributors' existing marketing programs, sales forces and business relationships. Contracts with these distributors generally range from one to two years.

         We have expanded our marketing efforts during the past year through the use of public relations and telemarketing firms. We intend to continue these actions during the coming year, as well as the introduction of targeted television and radio advertising, as well as direct mail. See Item 6 - Liquidity and Capital Resources.

      In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure purposes. For the years ended September 30, 2005 and 2004, we provided webcasting services to one significant customer, Thomson Financial Group, under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $1.4 million, or approximately 17%, and approximately $1.8 million, or approximately 24%, of total consolidated revenue for the years ended September 30, 2005 and 2004, respectively. These revenues represented approximately 38% and 50% of Webcasting Group revenues for the same periods.

      For the year ended September 30, 2005 the Company provided digital asset management services to another significant customer, America Online, Inc., under a contract which can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $1.2 million, or approximately 15%, of total consolidated revenue for the year ended September 30, 2005. These revenues represented approximately 26% of Digital Asset Management Group revenues for the
same                                                                     period.

      Other than these agreements, no other agreement with a customer has represented more than 10% of our revenues during these periods. See Risk Factors below.

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

-     traditional media, such as television, radio and print; and

-     end-user software products.

      Our webcasting products and services fall into two competitive areas: live or archived financial and fair-disclosure related conferences, and all other live or archived webcast productions for the corporate, financial, educational and government segments. In the financial conferences area, we compete with Akamai, ON24, IVT, WILink, Talkpoint, Wall Street Transcripts, Netbriefings, PTEK Holdings, Shareholder.com, Thomson Financial Group, Media Link Worldwide and others that offer live webcasts of quarterly earnings conference calls. For other webcast production, we compete with other smaller geographically local entities. Our production services, however, have been in demand by some of our competitors, and from time to time we have provided services to these companies. The nature of the streaming media sector of the Internet market is highly interdependent while being competitive.

      During fiscal 2005, our Webcasting Group experienced a revenue increase of approximately 1.5%, or approximately 2.9% before considering a decline in travel production and distribution revenues. Although the competitive pressures that reduced the number of audio-only webcasts in fiscal 2004 continued in fiscal 2005, this declining trend was offset during fiscal 2005 by sales growth from higher priced video webcasts.

      Competition for the audio and video networking services provided by the EDNet division of our Digital Asset Management Group is based upon the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of audio networking competitors are, and will remain small. Our primary video networking competitors are video appliance dealers that source video transport hardware. This group's advantage is one that provides a total solution including system design, broadband sourcing, and custom software connectivity applications that include a comprehensive digital path for television commercial transport. However, companies that compete in some portion of the audio and video networking services market targeted by us include Telestream, Globix, Acceris, Media Link, Savvis, and Digital Generation (DG) Systems.

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

      By distributing content over the Internet, we face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. To protect our company from such claims, we maintain general liability insurance (including umbrella coverage) of approximately $3.0 million. The general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify us for any liability to which we may be exposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

      Our audio and video networking services are conducted primarily over telephone lines, which are heavily regulated by the various Federal and other agencies. However, we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not the Company.

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

Employees

      At December 31, 2005 we had 61 full time employees, of whom 30 were design, production and technical personnel, 12 were sales and marketing
personnel  and  19  were  general,   administrative  and  executive   management
personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

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

Our financial statements have been prepared assuming that we will continue as a going concern. The independent auditor's report on our current financial statements states that we have suffered significant recurring losses from operations since inception that raise substantial doubt about our ability to continue as a going concern. We continue to explore the possibility of raising funds through available sources, which include equity and debt markets, although there is no assurance that we will be able to raise such funds. In the event we are unable to raise these funds, we cannot be certain how long, or if, we will be able to maintain operations.

We have an accumulated deficit and we anticipate continuing losses that will result in significant liquidity and cash flow problems absent a material increase in our revenues.

      We have incurred losses since our inception, and have an accumulated deficit of approximately $70.4 million as of September 30, 2005. For the year ended September 30, 2005, we had a net loss of approximately $9.6 million and cash used in operations was approximately $1.9 million. We had approximately $4,000 of cash as of September 30, 2005. We have projected capital expenditures for the next twelve months of $900,000, which includes the further development of the recently completed DMSP as well as an upgrade to the webcasting software and hardware infrastructure, now in process. We also anticipate additional operating expenses in the coming year related to the continuation of our marketing program expansion that began in the year ended September 30, 2005, although we cannot guarantee that this expansion will be implemented or that our marketing efforts will be successful. Although we may experience increases in our operating expenses during the next year arising from our program for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we may defer these expenses based on the status of regulatory changes in this area.

      Our operations have historically been financed primarily through the issuance of equity and debt. We cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. We recently completed the Digital Services Media Platform ("DMSP") and it was first placed in service with third-party customers in November 2005, but we cannot assure what the sales activity will be. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses which could adversely affect our ability to expand our business and operations during fiscal 2006.

The original offer and sale of our 8% Convertible Debentures and Series A-10 Preferred Stock may be deemed to be in violation of federal securities laws and as a result the investors in those securities may have the right to rescind their original purchase of those securities.

      On December 23, 2004, we completed a private placement of our 8% Convertible Debentures and Series A-10 Preferred Stock. In February and April 2005, additional investment rights granted as part of the 8% Convertible Debentures were exercised. Interest and dividends accrued on these securities since their issuance have been paid with A-10 Preferred or common shares. The gross proceeds from these transactions (the "Financing Transactions"), plus dividends and interest paid in kind through September 30, 2005, were approximately $11.6 million.

      The resale registration statement of shares of common stock underlying the 8% Convertible Debentures, the Series A-10 Preferred Stock, the additional investment rights and the warrants was originally filed by us on February 23, 2005. This original registration was subsequently withdrawn and a resale registration statement was filed on April 11, 2005. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors.

      As of September 30, 2005, and prior to giving effect to the accounting for this potential rescission, our balance sheet reflected a liability, net of discount, of approximately $1.2 million associated with these securities. The remainder of the proceeds arising from the 8% Convertible Debentures, including the portion of the additional investment rights exercised through that date, and the Series A-10 Preferred Stock, including dividends and interest paid in kind, was approximately $10.4 million and was classified as part of stockholders' equity at that date. After giving effect to the accounting for this potential rescission, approximately $7.4 million of the $10.4 million was reclassified under the caption "Equity Securities Subject to Potential Rescission", which is located on the balance sheet directly above the stockholders' equity section, but not included in it and the remaining approximately $3.0 million related to detachable warrants and embedded conversion features was classifed as a liability pursuant to EITF 00-19.

      We are unable to predict if the investors would attempt to exercise such potential rescission rights. Each investor's decision would be based upon, among other things, a decline in the price of our common stock and other factors. These potential rescission rights would require us to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, we would be required to utilize our available capital resources and obtain alternate sources of capital for such purposes. We presently do not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on our business, prospects, financial condition and our results of operations.

We are ultimately dependent upon an increase in our revenues to provide sufficient capital to fund our current operations. Even if revenues increase, we anticipate the near-term need to raise additional capital. We cannot assure that we will be successful in raising additional working capital as may be necessary for our continued operations.

      Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow. We are constantly evaluating our cash needs and existing burn rate, in order to make appropriate adjustments in operating expenses. Based on our limited cash and other resources, we anticipate the near-term need to raise additional working capital, which we cannot assure will be successfully raised. Depending on the terms and amount of any additional near-term capital, absent a material increase in our revenues during fiscal 2006, of which there is no assurance, it is likely we may need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing future operations, or to refinance existing indebtedness. The amount of additional working capital we may need to raise will be dependent, in part, on our ongoing evaluation of cash needs and anticipated capital expenditures. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are unable to raise additional working capital as needed, we may be required to curtail some of our operations.

Our primary assets serve as collateral under outstanding convertible notes. If we were to default on these agreements, the holders could foreclose on our assets.

      In December 2004, we sold $4.35 million principal amount of 8% senior secured convertible notes and in February and April 2005 we issued an additional $2.175 million principal amount 8% senior secured convertible notes upon the exercise of the additional investment rights. Following the conversion to common shares by several note holders of principal amount 8% senior secured convertible notes totaling $2,875,000, the current principal balance of the 8% senior secured convertible notes is $3,650,000. The interest of 8% is payable in cash or in-kind at our option. Beginning in September 2007, any remaining 8% Convertible Debentures will be paid in nine equal quarterly installments. All or part of these installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. The notes are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries. If we should default under the payment of interest when due, the funding of redemptions as required, or other provisions of the notes, the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

      In addition to the above, certain recently purchased hardware and software with an original cost of approximately $800,000 has been pledged as collateral for short-term notes payable with a combined outstanding principal balance of $900,000.

We are dependent on contracts, some of which are short term. If these contracts are terminated, our results of operations would be materially adversely affected.

      We are dependent upon contracts and distribution agreements with our strategic partners and clients, including Thomson Financial Group and its subsidiary CCBN, and America Online, Inc. Revenues from sales to Thomson Financial Group were approximately $1.4 million, or 17%, and approximately $1.8 million, or 24%, of total consolidated revenue for the years ended September 30, 2005 and 2004, respectively. These revenues represented approximately 38% and 50% of Webcasting Group revenues for the same periods. During the year ended September 30, 2005 we also provided digital asset management services to America Online, Inc. under a contract which can be terminated upon a 30-day notification. Revenues from sales to America Online, Inc. were approximately $1.2 million, or 15%, of our consolidated revenue for the year ended September 30, 2005 and represented approximately 26% of the Digital Asset Management Group's revenues for that period. Both of these contracts can be terminated upon a 30-day notification. Because of the significant nature of the revenues from these contracts to our consolidated results of operations, the termination of either contract could have a material adverse effect on our financial condition and results of operations.

We may be unable to successfully market or sell the Digital Media Services Platform ("DMSP").

      Our December 2004 purchase of Acquired Onstream included approximately $2.7 million capitalized by Acquired Onstream prior to that date for licensed software and development work by SAIC, Virage and other third parties related to the partially completed Digital Media Services Platform ("DMSP"). Subsequent to the acquisition, we have spent approximately $800,000 to complete the platform in a commercially viable form, including computer equipment used in its development and initial operation. Although we believe there is a market for the DMSP and as of November 2005 have placed a limited version of it in service with some third-party customers, there have only been limited sales for the DMSP to date and we do not know when, if ever, that we will generate any significant revenues from this product. In addition there is no assurance that we will be able to sell the DMSP on a profitable basis. Our inability to successfully market and/or sell the DMSP could have a material adverse effect on our financial condition and results of operations.

We expect to continue to experience volatility in our stock price, which has recently been below $1.00 per share.

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

      The price of our common stock closed below $1.00 per share for thirty-two of the trading days from November 9, 2005 through December 30, 2005, with the longest consecutive period being twenty-four days. Thirty consecutive trading days below $1.00 per share may result in a deficiency letter from NASDAQ, which then allows the Company 180 calendar days to regain compliance. Lack of compliance by the Company would result in the inability to list its common shares on NASDAQ, which would adversely affect the marketability and value of the shares.

      In addition to the above, the 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price per month, for each month that the common stock underlying those securities and the related warrants is not listed on the NASDAQ Small Cap Market.

If the selling security holders all elect to sell their shares of our common stock at the same time, the market price of our shares may decrease.

      It is possible that the selling security holders will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time hereunder, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock.

The exercise of options and warrants, the conversion of shares of our Series A-10 Convertible Preferred Stock or the conversion of our 8% senior secured convertible notes will be dilutive to our existing common shareholders.

      As of September 30, 2005 there were outstanding options and warrants to purchase a total of 15,114,093 shares of our common stock, with an average exercise price of $1.94 per share and the majority exercisable between $1.00 and $1.65 per share. Of these outstanding options and warrants, there are warrants to purchase an aggregate of 1,087,500 shares, contingently issuable upon the exercise of $1.00 warrants issued in connection with the Additional 8% Convertible Debentures. In addition, as of September 30, 2005 there were 416,031 shares of our Series A-10 Convertible Preferred Stock outstanding, which is convertible into 4,160,310 shares of our common stock, as well as $3,820,000 principal amount 8% senior secured convertible notes which are convertible into 3,820,000 shares of our common stock.

A substantial portion of our assets are comprised of goodwill and other intangible assets, which may be subject to future impairment and result in financial statement write-offs.

      Our prior acquisitions of several businesses have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $10.6 million at September 30, 2005, representing approximately 61% of our total assets and 348% of the book value of shareholder equity, after reduction for equity securities subject to potential rescission.

      If there is a material change in our business operations, the value of the intangible assets we have acquired could decrease significantly. On an ongoing basis, we will evaluate, partially based on discounted expected future cash flows, whether the carrying value of such intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

We have issued debt and preferred shares containing significant discounts which will adversely, and possibly unpredictably, affect interest and dividend expense in future years.

      We are required to record the fair value of warrants issued in conjunction with the Financing Transactions, plus the potential value arising from a beneficial conversion feature included in the terms of the financing, as a discount to the stated financing amount. The unamortized portions of these discounts were approximately $2.1 million for the Series A-10 Convertible Preferred and approximately $2.6 million for the 8% senior secured convertible notes, which were reflected on our balance sheet at September 30, 2005. These non-cash amounts will be amortized to dividend and interest expense over the four year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. Accordingly, conversions of approximately $170,000 occurring after September 30, 2005 will result in the write-off to expense of approximately $136,000 unamortized debt discount during the three months ending December 31, 2005.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2005 and do not expect to be subject to them for the fiscal year ended September 30, 2006. We are evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2007.

      While we expect to eventually expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

      In addition to the above, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements. In that event, the quotation of our common stock on the Nasdaq SmallCap Market could be adversely affected. In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

      In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 416,031 shares of our Series A-10 Convertible Preferred Stock were issued and outstanding at September 30, 2005. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.


ITEM 2. DESCRIPTION OF PROPERTY

      We lease a 25,000 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting production, marketing and distribution activities. Our lease ends in September 2007 and provides for a five-year renewal option. The monthly base rental is approximately $17,000 (including our share of property taxes and common area expenses) with annual three percent (3%) increases.

      We also maintain business offices located at 440 Ninth Avenue, New York City, New York. This office, including available common areas, is approximately 2,000 square feet and serves as a sales office and as a backup to Florida for webcasting operations. We lease this space from an unaffiliated third party under a lease expiring on December 31, 2006 for a monthly rental of $6,000.

      In May 2004, we entered into a five-year operating lease for office space at 200 Vallejo Street in San Francisco. This is an approximately 8,500 square foot facility that operates as administrative headquarters for Digital Asset Management Group, including EDNet, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. The lease provides for one five-year renewal option at 95% of fair market value. The monthly base rental is approximately $15,000 with annual increases up to five percent (5%).


ITEM 3. LEGAL PROCEEDINGS

      On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against the Company in the District Court, 193rd Judicial District, Dallas County, Texas, alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of unspecified due diligence expenses, attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believes are without merit. The

Company has not refunded the deposit, which is included in deferred revenue as of September 30, 2005. The Company does not believe that the ultimate resolution of this matter will have a material impact on its financial condition or results of operations. Pending closing of this transaction, the Company had the right to continue, and has continued, its travel production and distribution operations. The cost of the travel video library is fully depreciated as of September 30, 2005 and the associated travel production and distribution revenues were $208,177 and $251,232, respectively, for the years ended September 30, 2005 and 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 13, 2005 we held our 2005 annual meeting of shareholders, at which all matters submitted to a vote of the company's shareholders as described in the proxy statement filed with the SEC on August 1, 2005 were approved. 7,412,332 shares were present, all by valid proxy and including 4,244,842 shares held in street names and thus only eligible to vote on certain of these matters. At the 2005 Annual Meeting, our shareholders took the following actions:

Election of Directors - Our shareholders elected Randy S. Selman, Clifford Friedland, Alan M. Saperstein, Benjamin Swirsky, Robert J. Wussler, Charles C. Johnston and General Ronald W. Yates to serve as directors until the next annual meeting of shareholders or until their successors are elected and qualified. The number of votes cast for each of these individuals are set forth below:

                            Shares For    Shares Against   Share Abstentions

Randy S. Selman                7,362,500         19,670            30,162
Clifford Friedland             7,363,470         18,700            30,162
Alan M. Saperstein             7,337,475         44,695            30,162
Benjamin Swirsky               7,363,338         18,832            30,162
Robert J. Wussler              7,363,338         18,832            30,162
Charles C. Johnston            7,362,530         19,640            30,162
General Ronald W. Yates        7,363,272         18,898            30,162


Ratification of Accountants - Our shareholders ratified the appointment of Goldstein Lewin & Co., Certified Public Accountants, as our independent accountants. The vote totals were 7,401,238 shares for, 5,133 shares against and 5,961 share abstentions.

Financing - Our shareholders approved the possible issuance of in excess of 19.99% of our presently issued and outstanding common stock upon the exercise of common stock purchase warrants. The vote totals were 2,963,179 shares for, 194,096 shares against and 10,215 share abstentions.

Stock Options - Our shareholders approved an amendment to our 1996 Stock Option Plan increasing the number of shares available for issuance under the plan. The vote totals were 2,749,681 shares for, 402,460 shares against and 15,349 share abstentions. Our shareholders also approved a proposal for the acceleration of certain non-plan compensatory options previously granted to executives under the terms of their employment agreements. The vote totals were 2,669,161 shares for, 454,206 shares against and 44,123 share abstentions.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      Our common stock is quoted on the Nasdaq SmallCap Market. From July 1997 until January 5, 2005 our common stock traded under the symbol "VDAT." On January 5, 2005 following the change of our corporate name to Onstream Media Corporation our trading symbol was changed to "ONSM."

      The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq Stock Market and for the period from October 1, 2003 through December 31, 2005. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                           High    Low

      FISCAL YEAR 2004:

      First Quarter       $3.05   $1.81
      Second Quarter      $2.63   $1.96
      Third Quarter       $2.80   $1.91
      Fourth Quarter      $2.19   $1.18

      FISCAL YEAR 2005:

      First Quarter       $1.79   $1.06
      Second Quarter      $2.33   $1.35
      Third Quarter       $1.70   $1.07
      Fourth Quarter      $1.16   $0.95

      FISCAL YEAR 2006:

      First Quarter       $1.17   $0.65


      On January 11, 2006, the last reported sale price of the common stock on the Nasdaq SmallCap Market was $0.92 per share. As of January 11, 2006 there were approximately 553 shareholders of record of the common stock.

      Dividend Policy

      We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. The approval of the holders of a majority of the outstanding principal face amount of the 8% Convertible Debentures and the Additional 8% Convertible Debentures is required prior to the payment of any dividend on our common stock. Dividends related to the Series A-10 Convertible Preferred are cumulative and must be fully paid by us prior to the payment of any dividend on our common stock.

      Recent Sales of Unregistered Securities

      During the three months ended September 30, 2005, we issued 92,715 shares of common stock for consulting, financial advisory and legal services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $105,000 over the service period. During October 2005, we issued 45,000 ONSM common shares for professional services valued at approximately $45,000. None of these shares were issued to Company directors or officers.

      On November 30, 2005, we issued 44,444 shares of common stock, valued at approximately $36,000, as interest on $300,000 we borrowed on that date from Platinum Credit Group, LLC. We agreed to include these shares on the next S-3 or other registration statement filed.

      On January 9, 2006, we issued 305,878 shares of common stock, valued at approximately $226,350, for equipment purchases from BTI Computers, Inc. and we issued 20,000 shares of common stock for professional services valued at approximately $20,000.

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


      Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth securities authorized for issuance under equity compensation plans, including our 1996 Stock Option Plan, individual compensation arrangements and any other compensation plans as of September 30, 2005.

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

                                           (a)                     (b)                      (c)

1996 Stock Option Plan (1) (3)           2,940,895               $1.89                   3,532,346

Equity compensation plans
approved by shareholders (2)             2,431,390               $2.09                        none

Equity compensation plans
not approved by shareholders (3)             4,883              $13.27                        none

(1) Our 1996 Stock Option Plan has previously been approved by our shareholders, and reflects the only such equity compensation plan for which we have sought shareholder approval. On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 plan options and added an equity compensation component. On December 15, 2004, a majority of our shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000. On September 13, 2005, a majority of our shareholders voted to increase the number of shares available for issuance under the plan to 6,500,000.

(2) On December 15, 2004, a majority of our shareholders voted to issue 1,631,390 Non Plan options to certain executives, directors and other management in connection with the Onstream Merger and 800,000 Non Plan options to certain executives in connection with their employment contracts.

(3) On December 15, 2004 a majority of our shareholders voted to approve the cancellation of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (227,776 of which were issued under the 1996 Stock Option plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 181,438 of the options (121,105 of which were issued under the 1996 Stock Option plan) had expired as of September 30, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are an online service provider of live and on-demand media communication, including webcasting, webconferencing, digital asset management and web publishing services. Our objective is to provide these services via a fully robust, comprehensive digital media services platform (DMSP) that virtually any company, government agency or other enterprise having a need to manage rich media content will be able to utilize in an affordable and highly secure environment.

We had 61 full time employees as of December 30, 2005. Our operations are organized in two main operating groups:

      o     Digital Asset Management Group

      o     Webcasting Group

Our Digital Asset Management Group, which operates primarily from facilities in San Francisco, California, provides digital asset management services. Digital asset management is a set of coordinated technologies and processes that allow the quick and efficient storage, retrieval, and reuse of the digital files that are essential to all businesses. These digital files include photos, videos, audio files, engineering specs, architectural plans, web pages, and many other pieces of business collateral. In addition, the Digital Asset Management Group services include providing connectivity within the entertainment and advertising industries through its private network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

The Webcasting Group provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video Webcasting and on-demand audio and video streaming for any business, government or educational entity. Our Webcasting Group also includes our travel production and distribution operations, which produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

For segment information related to the revenue and operating income of these groups, see Note 7 to the Consolidated Financial Statements.

Revenue Recognition

      Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

      Our Digital Asset Management Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers' digital media. A customer's charges are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed. Network usage and bridging revenue based on the timing of the customer's usage of those services. Revenue from the sale of equipment is recognized when the equipment is installed. Leases of equipment to customers are generally short-term and cancellable and therefore accounted for as operating leases and the rental revenue from leases is recognized ratably over the life of the lease.

      Our Webcasting group recognizes revenue from live and on-demand webcasting at the time an event is accessible for streaming over the Internet. Travel production revenue is recognized at the time of completion of the related video or website. Travel distribution revenue is recognized. when a user watches a video on the Internet, if charged on a per hit basis, or over the term of the contract, if charged as a fixed monthly fee.


Results of Operations

      Our consolidated net loss for the year ended September 30, 2005 was approximately $9.6 million ($1.17 loss per share) as compared to a loss of approximately $4.0 million ($0.92 loss per share) for the prior year, an increase of approximately $5.6 million (143%). The additional net loss for the year ended September 30, 2005, as compared to the prior year, related primarily to increases in non-cash interest expense arising from (i) the Financing Transactions, including the write-off of unamortized discount arising from early debt repayments with those proceeds as well as subsequent conversions and (ii) a penalty related to unregistered shares from a previous financing, as well as increases in operating expenses, primarily compensation arising from the Onstream Merger and the Virage acquisition (Digital Asset Management) and expenses for marketing and financial consulting services, including amounts paid under severance agreements, paid for primarily with common shares and options. Although the net loss increased by approximately 143%, it only increased by approximately 27% on a per share basis, due to the approximately 3.9 million, or approximately 90%, increase in the weighted average number of common shares outstanding in the 2005 period as compared to the 2004 period.

      The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.


                                             PERCENTAGE OF REVENUE
                                            Year Ended September 30,
                                               2005           2004
                                            ----------     ----------
Revenue:

    Digital asset management                      24.1%          15.3%
    Network usage and services                    25.1           28.2
    Network equipment sales and rentals            5.6            8.7
    Webcasting                                    42.6           44.5
    Travel production and distribution             2.6            3.3
                                            ----------     ----------
Total revenue                                    100.0%         100.0%
                                            ----------     ----------

Cost of revenue:

    Digital asset management                       7.8            4.1
    Network usage and services                    14.6           14.4
    Network equipment sales and rentals            2.4            5.2
    Webcasting and related equipment              12.3           12.6
    Travel production and distribution             0.9            0.4
                                            ----------     ----------
Total costs of revenue                            38.0%          36.7%
                                            ----------     ----------

Operating expenses:
    General administrative:
       Compensation                               58.6           52.2
       Professional fees                          34.6           14.6
       Other                                      19.4           19.8
    Impairment loss on goodwill                    4.0            6.2
   Depreciation and amortization                  14.1           18.1
                                            ----------     ----------
Total operating expenses                         130.7%         110.9%
                                            ----------     ----------

Loss from operations                             (68.7)%        (47.6)%
                                            ----------     ----------

Other income (expense):
   Interest income                                 0.1            0.1
   Interest expense                              (49.2)          (7.9)
   Other income (expense), net                    (0.3)           3.0
                                            ----------     ----------
Total other expense, net                         (49.4)          (4.8)
                                            ----------     ----------

Net loss                                        (118.1)%        (52.4)%
                                            ==========     ==========

      The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

                                          For the year ended
                                              September 30,                Increase (Decrease)
                                      ----------------------------    ----------------------------
                                          2005            2004           Amount         Percent
                                      ------------    ------------    ------------    ------------

Total revenue                         $  8,156,394    $  7,578,888    $    577,506             7.6%
Total costs of revenue                   3,102,860       2,783,147         319,713            11.5%
                                      ------------    ------------    ------------    ------------
   Gross margin                          5,053,534       4,795,741         257,793             5.4%
                                      ------------    ------------    ------------    ------------

General and administrative expenses      9,178,309       6,559,025       2,619,284            39.9%
Impairment loss on goodwill                330,000         470,000        (140,000)          (29.8)%
Depreciation and amortization            1,152,633       1,373,587        (220,954)          (16.1)%
                                      ------------    ------------    ------------    ------------
   Total operating expenses             10,660,942       8,402,612       2,258,330            26.9%
                                      ------------    ------------    ------------    ------------

   Loss from operations                 (5,607,408)     (3,606,871)      2,000,537            55.5%

   Other expense                        (4,030,480)       (365,795)      3,664,685         1,001.8%
                                      ------------    ------------    ------------    ------------

   Net loss                           $ (9,637,888)   $ (3,972,666)   $  5,665,222           142.6%
                                      ============    ============    ============    ============

Revenues and Gross Margin

      Consolidated operating revenue increased approximately $578,000 (8%), as compared to the prior year, to approximately $8.2 million for the year ended September 30, 2005. This increase was primarily due to revenues of the Digital Asset Management Group. We recorded approximately $2.0 million of revenues from digital asset management services during the year ended September 30, 2005, as compared to approximately $1.2 million in the prior year. These operations commenced in February 2004 and therefore had no related revenues for a significant portion of the same period of the prior year. Revenue from network equipment sales and rentals, also part of the Digital Asset Management Group, decreased approximately $202,000 (31%), as compared to the prior year, to approximately $458,000. We have reduced our sales focus on this lower margin area and are currently evaluating our future involvement in this activity, as part of the reorganization of our sales function discussed below. Revenues from network usage and services, also part of the Digital Asset Management Group, decreased approximately $88,000 (4%), as compared to the prior year, to approximately $2,049,000, due to variations in customer usage. Although the decrease in the fourth quarter of fiscal 2005 over the corresponding period was more than the total decrease for the first three quarters, this was due to an unusually strong fourth quarter in fiscal 2004 and we expect future network usage and services revenues to continue to be approximately equal to the revenues in the corresponding period of the prior year, until such revenues begin to increase as a result of the marketing and sales of the DMSP to this customer base, although such increase cannot be assured.

      We expect the revenues of the Digital Asset Management Group to continue to exceed the corresponding prior year to date amounts in fiscal 2006, although such increase cannot be assured. This is because we expect to see increased sales in this group, including network usage and services revenues as discussed above, arising from the marketing of the DMSP and related products. We also anticipate increased digital asset management services revenues in fiscal 2006 arising from the signing of new customers for customized application and set-up work, as well as ongoing processing, although such increase cannot be assured.

      Webcasting revenues increased approximately $97,000 (3%), as compared to the prior year, to approximately $3.5 million for the year ended September 30, 2005, primarily due to continuing growth in sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 4,800 webcasts for the year ended September 30, 2005 compared to approximately 6,400 webcasts for the prior year, the average revenue per webcast event increased to approximately $701 for fiscal 2005 period compared to approximately $525 for the comparable 2004 period.

      We expect the revenues of the Webcasting Group to continue to exceed the corresponding prior year to date amounts in fiscal year 2006, although such increase cannot be assured. This is as a result of our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are continuously upgrading our webcasting software and hardware infrastructure, allowing us to introduce new features to the market on an ongoing basis. We are also currently developing the next generation of our Webcasting platform, which we expect to introduce by the end of fiscal year 2006. See Liquidity and Capital Resources below.

      Consolidated gross margin increased approximately $258,000 (5%), as compared to the prior year, to approximately $5.1 million for the year ended September 30, 2005. This increase was primarily due to the gross margin on the revenues from digital asset management services, which commenced in February 2004. Based on our expectations of increasing sales discussed above, we expect gross margin to also continue increasing, as compared to the corresponding prior year amounts, for fiscal year 2006, although such increase cannot be assured.

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

Operating Expenses

      Consolidated operating expenses for the year ended September 30, 2005 increased approximately $2.3 million (27%), as compared to the prior year, to approximately $10.7 million primarily from increased compensation and professional fees expense, offset by reduced expenses for depreciation and impairment loss on goodwill.

      Compensation expense for the year ended September 30, 2005 increased approximately $826,000 (21%), as compared to the prior year, resulting from an increase in headcount necessary to service increased business primarily as a result of the Onstream Merger and the Virage acquisition (Digital Asset Management), as well as to build our sales and management infrastructure for planned future growth, although we cannot assure that such growth will occur. At September 30, 2005 we had 61 full time employees as compared to 58 full time employees at September 30, 2004. Although the total net headcount did not change significantly from the beginning to the end of fiscal 2005, the addition of five executives during that period accounted for an increase in compensation expense of approximately $500,000. Another approximately $100,000 was related to wages and severance paid to our prior CFO while we were also paying our new CFO. We expect that during fiscal 2006 that this expense will continue to exceed the corresponding prior year period as a result of the growth in our webcasting and digital asset management operations.

      Professional fees increased approximately $1.7 million (155%), as compared to the prior year, primarily due to expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements, primarily paid for by the issuance of our common stock and options to buy our common stock. This non-cash portion increased by approximately $1.2 million to approximately $1.8 million the year ended September 30, 2005, from approximately $646,000 in the comparable period of the previous year. In addition, accounting and legal costs increased by $191,000, to approximately $392,000 for the year ended September 30, 2005, from approximately $201,000 in the comparable period of the previous year, primarily related to costs associated with several SEC filings, including a proxy statement and a registration statement as well as increased audit and quarterly review costs.

      We have entered into several consulting contracts that have resulted or will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after September 30, 2005, these contracts will result in future professional fee expenses of approximately $1.6 million recognized during fiscal year 2006. Based on this, as well as expected increased expenditures associated with Sarbanes-Oxley compliance and marketing programs, we expect continued increases in professional fee expenses for fiscal year 2006 as compared to the corresponding prior year amounts.

      The impairment loss on goodwill was $330,000 for the year ended September 30, 2005, as compared to a $470,000 loss for the prior year. The expense in both years was necessary to adjust the carrying value of the intangible assets arising from the 2001 acquisition of EDNet to fair value, based on our evaluation of projected cash flows from the EDNet operations as well as market values of independent comparable companies. We were assisted by an independent third party appraiser in calculating this adjustment, based on SFAS 142. As a result of the decline in EDNet's sales for fiscal 2005 as compared to fiscal 2004, the valuation assigned to EDNet's goodwill declined from the adjusted fiscal 2004 value and a second write-down was considered necessary in fiscal 2005. We also evaluated the September 30, 2005 carrying value of the intangible assets arising from the 2002 acquisition of MOD and determined that no adjustment was necessary. A similar evaluation as of September 30, 2004 resulted in no adjustment to that amount.

      Depreciation and amortization decreased approximately $221,000 (16%) for the year ended September 30, 2005, as compared to the prior year, due to assets in service becoming fully depreciated. We will experience a significant increase in depreciation expense in fiscal 2006 as a result of the DMSP being placed in service.

Other Expense

      Other expense increased to approximately $4.0 million for the year ended September 30, 2005, as compared to approximately $366,000 for the comparable period of the previous year, an increase of approximately $3.7 million (1002%). This increase is primarily due to an increase in interest expense of approximately $3.4 million.

      The approximately $3.4 million increase in interest expense for the year ended September 30, 2005, as compared to the prior year, is primarily due to approximately $2.1 million representing discount amortization and interest expense on the 8% Convertible Debentures and the Additional 8% Convertible Debentures, including the effect of conversions; approximately $944,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing and approximately $494,000 from the write-off of unamortized discount due to early debt repayments.

      As a result of the sale of 8% Convertible Debentures in December 2004 and the sale of the Additional 8% Convertible Debentures in February and April 2005, and after giving effect to conversions through June 30, 2005, we have recorded unamortized debt discounts of approximately $2.6 million on our September 30, 2005 balance sheet. In the event of redemption or conversion of the remaining outstanding balance of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. Accordingly, conversions of approximately $170,000 occurring after September 30, 2005 will result in the write-off to expense of approximately $136,000 unamortized debt discount during the three months ending December 31, 2005. As of result of registering the shares from a previous financing on June 29, 2005, we will not incur additional penalty interest expense after that date. As a result of the Onstream Merger, we no longer recognize a portion of the results of Acquired Onstream on an equity basis. However, as a result of the Onstream Merger, we are incurring increased operating expenses of approximately $200,000 per quarter, primarily contracted salaries and related employee expenses, which began in the three months ended March 31, 2005.

Liquidity and Capital Resources

The independent auditor's report on our current financial statements states that we have suffered significant recurring losses from operations since inception that raise substantial doubt about our ability to continue as a going concern. At September 30, 2005 we had a working capital deficit of approximately $2.8 million, which reflects the Financing Transactions and the Onstream Merger. This working capital deficit balance includes $605,000 of prepaid expenses, primarily consulting fees paid with equity and which will be expensed in future periods over the remaining lives of the applicable consulting agreements. This working capital deficit balance also includes $151,000 of accounts payable for equipment purchases that was settled with the issuance of our common stock in January 2006 and a liability of approximately $2.3 million related to detachable warrants and embedded conversion features that we do not currently anticipate paying and may never be paid, although there is no assurance of this.

On December 23, 2004, we received gross financing proceeds of $6.5 million from the sale of Series A-10 and 8% Convertible Debentures, out of which we paid approximately $700,000 in related fees and expenses. In addition, all promissory notes and convertible preferred shares outstanding as of September 30, 2004 (and as of the date of the new financing) were satisfied by cash payments of approximately $2.9 million, plus issuance of 239,650 shares of Series A-10 and warrants to purchase 500,000 of our common shares for $1.50 per share. Also, we paid approximately $1.3 million to satisfy certain obligations of Acquired Onstream, which included the balance due on their note to Virage guaranteed by us. After these payments, approximately $1.5 million of cash remained, which was used to satisfy existing deferred accounts payable of approximately $600,000 and to fund certain capital expenditures and operating losses.

In February and April 2005, additional investment rights were exercised, resulting in the issuance of Additional 8% Convertible Debentures, which included common stock purchase warrants, for gross proceeds of $2,175,000. In connection with the exercise of these additional investment rights, our ability to borrow additional funds senior or equal in priority to the 8% Convertible Debentures was limited to $1.5 million incurred solely for the purchase of equipment or software used in our business and collateralized only by that equipment or software. The funds from the exercise of these rights were used to fund certain capital expenditures and operating losses.

During August and September 2005 we borrowed $600,000 collateralized by previously purchased hardware and software. During October and November 2005, we borrowed an additional $450,000 collateralized by previously purchased hardware and software. We have an unfulfilled commitment from one of these lenders for additional financing of $300,000 collateralized by previously purchased hardware and software. Out of this total financing of $1,350,000, $750,000 is payable over five years and may be repaid at our option in the form of Series A-10 Preferred Stock, with the consent of required security holders. Of the remaining $600,000 financing, repayment of $300,000 is due by March 1, 2006 and $300,000 by August 19, 2006. There is no assurance that we will have the funds available to make these payments as scheduled.

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

As of September 30, 2005, and prior to giving effect to the accounting for this potential rescission, our balance sheet reflected a liability, net of discount, of approximately $1.2 million associated with the 8% Convertible Debentures and the Additional 8% Convertible Debentures. The remainder of the proceeds arising from these securities, including the portion of the additional investment rights exercised through that date, and the Series A-10 Preferred Stock, including dividends and interest paid in kind, was approximately $10.4 million and was classified as part of stockholders' equity at that date. In order to recognize this potential rescission on our balance sheet as of September 30, 2005, the approximately $10.4 million was reclassified under the caption "Equity Securities Subject to Potential Rescission", which is located directly above the stockholders' equity section, but not included in it.

As of December 31, 2005, fifteen individual investors had converted 8% Convertible Debentures of $2,875,000 and 61,969 shares of Series A-10 Preferred Stock to ONSM common shares. This represents approximately $3,565,000 of the amounts included in "equity securities subject to potential rescission" as of September 30, 2005. An additional approximately $1,375,000 of the September 30, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these fifteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

As of September 30, 2004, we owned preferred shares of Curaspan, Inc. with an original cost of approximately $108,000, which was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 we sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable over 2 years at 6% interest. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to us in the event of Curaspan's uncured default under the note. All scheduled payments have been made through January 4, 2006.

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $70.4 million at September 30, 2005. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, starting in the quarter ended March 31, 2005, which are primarily attributable to contracted salaries and related employee expenses. In addition, as part of expanded marketing and financial management programs, neither of which is guaranteed to be successful, we have entered into several consulting contracts that will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after September 30, 2005, these contracts will result in future cash payments of approximately $249,000 over the next twelve months, not including amounts payable with common shares and options. We also expect increases in our operating expenses during the next year arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful and we may be able to defer these expenses based on the status of regulatory changes in this area. We also anticipate additional operating expenses in the coming year related to the continuation of our marketing program expansion that began in the year ended
September 30, 2005, although we cannot guarantee that this expansion will be implemented or that our marketing efforts will be successful.

We have spent $2.2 million for capital expenditures during the year ended September 30, 2005, including approximately $400,000 for capital expenditures incurred by Acquired Onstream but paid for by us after the Onstream Merger. Projected capital expenditures for the next twelve months total $900,000, which includes the further development of the recently completed DMSP as well as completion of the upgrade to the webcasting software and hardware infrastructure, now in process. We have recently hired several professionals that were previously employed with SAIC, including a new Chief Technology Officer, and accordingly expect an increasing percentage of our future development costs to be capitalized employee salaries and benefits, which are included in the anticipated capital expenditure amounts noted above.

Other than working capital which may become available to us through the fulfillment of the outstanding equipment financing commitment or through the payments on the Curaspan note, as discussed above, and/or the exercise of outstanding options and warrants, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that the outstanding equipment financing commitment will be fulfilled, that we will collect any further payments due from Curaspan under the note, that any options or warrants will be exercised, or that we will increase our revenues to a level sufficient to provide positive cash flow.

Although our revenues for fiscal 2005 exceeded revenues for the previous fiscal year, we cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. We recently completed the DMSP and placed it in initial service with third-party customers in November 2005, but we cannot assure what the sales activity will be. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, including the effect if any of the potential rescission rights discussed above, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used in operating activities was approximately $1.9 million for the year ended September 30, 2005, as compared to approximately $1.1 million for the same period last year. The $1.9 million reflects our net loss of approximately $9.6 million, reduced by approximately $7.3 million of non-cash expenses included in that loss and approximately $459,000 arising from a net decrease in non-cash working capital items during the period. The primary non-cash expenses included in our loss for the year ended September 30, 2005 were approximately $2.6 million of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $1.8 million of amortization of deferred professional fee expenses, including severance, paid for by issuing stock and options, approximately $1.2 million of depreciation and amortization, approximately $944,000 for a non-cash financing penalty paid in common shares, approximately $453,000 for interest expense paid in common and preferred shares, $330,000 for impairment loss on goodwill and approximately $100,000 representing our loss on an equity basis from Acquired Onstream. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Net cash used in investing activities was approximately $3.8 million for the year ended September 30, 2005 as compared to approximately $1.4 million for the same period last year. The $3.8 million includes approximately $1.5 million for advances to Acquired Onstream, primarily payments (i) to Virage for principal and interest due on a promissory note of Acquired Onstream and guaranteed by the Company and (ii) to certain selling management of Acquired Onstream for accrued salaries and related employer taxes, as well as cash payments associated with the Onstream Merger of approximately $664,000, including subsequent payment of accounts payable assumed at the time of the Onstream Merger. In addition, we spent approximately $1.7 million to acquire property and equipment, including amounts paid toward the ultimate completion of the DMSP and equipment used to support those operations.

Cash flows provided by financing activities was approximately $5.7 million for the year ended September 30, 2005 as compared to approximately $2.4 million for the same period last year. This $5.7 million primarily reflects the proceeds from the Financing Transactions of approximately $8.1 million (net of fees and other direct costs), offset by approximately $3.2 million for the repayment, primarily from those proceeds, of all other outstanding debt and preferred shares. This amount also includes approximately $750,000 of proceeds from other financings and $200,000 released from restricted cash, which was used to repay debt.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and our significant accounting policies are described in Note 1 to those statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the management's most subjective judgments. The Company's most critical accounting policies and estimates are described as follows.

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $10.6 million at September 30, 2005, representing approximately 61% of our total assets and 348% of the book value of shareholder equity (after reduction for equity securities subject to potential rescission). In addition, property and equipment as of September 30, 2005 includes approximately $3.5 million related to the DMSP.

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

If there is a material change in our business operations, the value of our intangible assets, including the DMSP, could decrease significantly. In the event that it is determined that we will be unable to successfully market or sell the DMSP, an impairment charge to our statement of operations could result. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

We have estimated the fair value of warrants issued in conjunction with the Financing Transactions, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of the financing. The unamortized portion of this discount as of September 30, 2005 is approximately $2.1 million for the Series A-10 and approximately $2.6 million for the 8% Convertible Debentures and the Additional 8% Convertible Debentures.

These non-cash amounts will be amortized as dividends and as interest expense over the balance of the four-year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. Accordingly, conversions of approximately $170,000 occurring after September 30, 2005 will result in the write-off to expense of approximately $136,000 unamortized debt discount during the three months ending December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS

      Our financial statements are contained in pages F-1 through F-42, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

      Our executive officers and directors, and their ages are as follows:

         Name                         Age   Position
         ----                         ---   --------
Randy S. Selman                       49    Chairman of the Board, President and
                                            Chief Executive Officer
Clifford Friedland                    54    Vice Chairman of the Board,  Senior
                                            Vice  President  Business
                                            Development
Alan M. Saperstein                    46    Director, Chief Operating Officer
                                            and Treasurer
David Glassman                        54    Senior Vice President and Chief
                                            Marketing Officer
Robert E. Tomlinson                   48    Senior Vice President and Chief
                                            Financial Officer
Benjamin Swirsky       (1)(2)(3)(4)   64    Director
Robert J. Wussler      (1)(2)(3)(4)   69    Director
Charles C. Johnston    (1)(3)         70    Director
General Ronald W. Yates(1)(2)(3)(4)   67    Director

(1)   Member of the Compensation Committee.

(2)   Member of the Audit Committee.

(3)   Member of the Governance and Nominating Committee.

(4)   Member of the Finance Committee.

      Randy S. Selman. Since our inception in May 1993, Mr. Selman has served as our Chief Executive Officer, President, and a director and from September 1996 through June 1999 and from August 1 through December 15, 2004, as our Chief Financial Officer. From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (Nasdaq:SKTC), a publicly-traded software development company. SKTC develops and markets software for point-of-sale with complete back office functions such as inventory, sales analysis and communications. Mr. Selman founded SKTC in 1985 and was involved in their initial public offering in 1989. Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

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

      Clifford Friedland. Mr. Friedland was appointed as a member of our board of directors in December 2004. From June 2001 until the closing of the Onstream Merger in December 2004 he had served as Chairman, CEO and co-founder of privately held Onstream Media Corporation. Mr. Friedland was Vice President of Business Development and co-founder of TelePlace, Inc., a developer and owner of internet data centers and central offices from December 1999 to May 2001. Mr. Friedland was co-founder, Chairman and co-CEO of Long Distance International, Inc., one of the first competitive European telephone operators from May 1993 to December 1999. Mr. Friedland was President of Clifford Friedland Inc., a technology consulting firm, from January 1991 to April 1993. Mr. Friedland was a Director and co-founder of Action Pay-Per-View, a pay per view cable channel from January 1988 to December 1990. Mr. Friedland was President and co-founder of Long Distance America, one of the first competitive long distance operators after the breakup of AT&T from June 1984 to December 1987. Mr. Friedland was Vice President and co-founder of United States Satellite Systems, Inc., an FCC licensed builder and operator of geosynchronous communications satellites from April 1981 until December 1983. Mr. Friedland was Director and co-founder of United Satellite Communications, Inc., the world's first direct-to-home satellite network from April 1981 until May 1984. Mr. Friedland received a B.B.A. cum laude, from City University of New York.

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

      Charles C. Johnston. Mr. Johnston has been a member of our board of directors since April 2003 and serves on our Compensation, Governance and Nominating and Finance Committees. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company, since July 1993. Mr. Johnston has also served as Chairman of Inshore Technologies, a private company, since 1994 and J&C Resources, a private company, since 1987. Mr. Johnston is a member of the board of directors of AuthentiDate Holding Company (Nasdaq National Market: ADAT), Internet Commerce Corporation (Nasdaq National Market: ICCA) and McData Corporation (Nasdaq National Market: MCDT). Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute and earned his B.S. degree from WPI in 1957.

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

Directors' Compensation

      Directors who are not our employees received $3,750 per quarter as compensation for serving on the board of directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at board of directors' meetings. As of January 7, 2006, we had accrued but not yet paid board fees for past services of approximately $30,000.

      From time to time we issue the members of our board of directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2005 members of our board of directors held outstanding options to purchase an aggregate of 3,542,482 shares of our common stock at prices ranging from $1.12 to $22.50 per share. On December 15, 2004 a majority of our shareholders voted to approve the cancellation (subject to the option holder's approval) of these stock option grants, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue.

      On December 15, 2004 a majority of our shareholders voted additional compensation to our directors for the closing of the Onstream Merger.
Accordingly, each of the directors listed below have received immediately exercisable five-year options to purchase shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance) in the amounts set forth below. These options were issued outside of our 1996 Stock Option Plan:

                        Name                 No. of Shares (1)
                        ----                -----------------

                   Randy S. Selman (1)                450,000
                   Alan M. Saperstein (1)             450,000
                   Benjamin Swirsky                   100,000
                   Robert J. Wussler                  100,000
                   Charles C. Johnston                100,000
                                            -----------------
                                                    1,200,000
                                            =================

      (1) Excludes non-Plan options to purchase 400,000 shares of our common stock with an exercise price of $2.50 per share (above fair market value on the date of issuance) that were issued as additional compensation under the new employment agreements each of Messrs. Selman and Saperstein executed following the closing of the Onstream Merger.

      In December 2004, we issued immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance) granted to General Ronald
W. Yates upon his initial appointment to our board of directors.

      In July 2005 we issued immediately exercisable five-year Plan options to purchase 1,300,000 shares of our common stock with an exercise price of $1.12 per share (fair market value on the date of issuance), allocated as follows:

                        Name                   No. of Shares
                        ----                   -------------

                    Randy S. Selman                  450,000
                    Alan M. Saperstein               450,000
                    Benjamin Swirsky                 100,000
                    Robert J. Wussler                100,000
                    Charles C. Johnston              100,000
                    Ronald W. Yates                  100,000
                                               -------------
                                                   1,300,000
                                               =============

Audit Committee

      The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a charter for the Audit Committee. Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Audit Charter at least once every three years, we have included a copy of the Audit Charter as Appendix C to our proxy statement filed with the SEC on November 14, 2004.

      The Audit Committee is presently composed of Messrs. Swirsky, Wussler and General Yates. Mr. Swirsky is Chairman of the Audit Committee. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of The Nasdaq Stock Market, Inc., and each of Messrs. Swirsky and Wussler is an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002.

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

Finance Committee

      The Finance Committee reviews and makes recommendations concerning:

      *proposed dividend actions, stock splits and repurchases,
      *current and projected capital requirements,
      *issuance of debt or equity securities,
      *strategic  plans  and  transactions,   including  mergers,  acquisitions,
      divestitures, joint ventures and other equity investments,

      *customer financing activities, business and related customer finance business and funding plans,
      *overall company risk management program and major insurance programs, and *investment policies, administration and performance of the trust investments of our employee benefit plans.

      Messrs. Swirsky, Wussler, and Yates are the members of the Finance Committee.

Governance and Nominating Committee

      The Governance and Nominating Committee reviews and makes recommendations to the board of directors with respect to:

      *the responsibilities and functions of the board and board committees and with respect to board compensation,
      *the composition and governance of the board, including recommending candidates to fill vacancies on, or to be elected or re-elected to, the board,
      *candidates for election as Chief Executive Officer and other corporate officers, and
      *monitoring the performance of the Chief Executive Officer and our plans for senior management succession.

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

      Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Onstream Media Corporation, 1291 SW 29 Avenue, Pompano Beach, Florida 33069.

Compliance With Section 16(a) of the Exchange Act

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2005, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2005, other than indicated below:

On April 22, 2005 and April 25, 2005, David Glassman, our Senior VP-Marketing, filed Forms 3 and 3/A, respectively, related to his initial holdings in Onstream Media Corporation as a result of the Onstream Merger. In accordance with Section 16 of the Securities Exchange Act of 1934, this filing due date was within 10 days of the applicable event, or January 2, 2005.

Clifford Friedland, our Senior VP- Business Development and one of our directors, has not filed a Form 3 on a timely basis, related to his initial holdings in Onstream Media Corporation as a result of the Onstream Merger. Mr. Friedland has represented to us that he will file this form as soon as practicable.

Robert Tomlinson, our CFO, filed a Form 4 on April 22, 2005, related to 150,000 stock options granted him on December 15, 2004. In accordance with Section 16 of the Securities Exchange Act of 1934, this filing due date was within 10 days of the applicable event, or December 25, 2004. Mr. Tomlinson has not filed a Form 4 on a timely basis related to the accelerated vesting of those options, which occurred on July 6, 2005, nor the granting of 100,000 additional options to him, which also occurred on July 6, 2005. Mr. Tomlinson has represented to us that he will file these forms as soon as practicable.

Randy Selman, our CEO and Chairman of the Board and Alan Saperstein, our COO and one of our directors, have not filed a Form 4 on a timely basis related to 850,000 options granted each of them on December 23, 2004, nor the accelerated vesting of 400,000 of those options for each of them, which occurred on September 13, 2004, nor the granting of 450,000 additional options to each of them, which occurred on July 6, 2005. Mr. Selman and Mr. Saperstein have represented to us that they will file these forms as soon as practicable.

Charles Johnston, Benjamin Swirsky, and Robert Wussler, each being one of our directors, have not filed a Form 3 or Form 4 on a timely basis related to100,000 options granted to each of them on December 23, 2004 nor the granting of 100,000 additional options to each of them, which occurred on July 6, 2005. Mr. Johnston, Mr. Swirsky, and Mr. Wussler have represented to us that they will file these forms as soon as practicable.

General Ronald W. Yates, one of our directors, has not filed a Form 3 or Form 4 on a timely basis related to 50,000 options granted to him on December 23, 2004 nor the granting of 100,000 additional options to him, which occurred on July 6, 2005. General Yates has represented to us that he will file these forms as soon as practicable.

Eric Jacobs, our Corporate Secretary, filed a Form 4 and a Form 5 on January 11, 2006, for share purchases of 1,444, 1,649 and 1,966 shares on June 30, 2005, September 30, 2005 and December 31, 2005, respectively. This was not a timely filing.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 salary and bonus (excluding severance) during the most recent fiscal year (collectively, the "Named Executive Officers"):

                                      Annual Compensation                           Long-Term Compensation
                              -----------------------------------       ----------------------------------------------
                                                                                 Awards                    Payouts
                                                                        --------------------------   -----------------
                                                                                      Securities                 All
                                                                        Restricted    Underlying       LTIP     other
Name, Principal      Fiscal                          Other Annual         Stock      Options/SARs    Payouts     comp
 Position             Year     Salary        Bonus       Comp             Awards          (#)          ($)       ($)
------------------   ------   --------       -----   ------------       ----------   -------------   --------   ------
Randy S. Selman -      2005   $175,536         -0-   $     47,441(1)           -0-       1,300,000        -0-      -0-
President, Chief       2004   $166,350         -0-   $     34,945(2)           -0-             -0-        -0-      -0-
Executive Officer      2003   $140,000         -0-   $     15,631(3)           -0-             -0-        -0-      -0-
and Director

Alan Saperstein -      2005   $165,000         -0-   $     53,048(4)           -0-       1,300,000        -0-      -0-
Chief Operating        2004   $165,050         -0-   $     40,942(5)           -0-             -0-        -0-      -0-
Officer, Treasurer     2003   $140,000         -0-   $     21,462(6)           -0-             -0-        -0-      -0-
and Director

Cliff Friedland -      2005   $124,003         -0-   $     44,108(7)           -0-             -0-        -0-      -0-
Senior VP Busi-        2004        -0-         -0-            -0-              -0-             -0-        -0-      -0-
ness Development       2003        -0-         -0-            -0-              -0-             -0-        -0-      -0-
and Director

David Glassman -       2005   $124,003         -0-   $     35,881(8)           -0-             -0-        -0-      -0-
Senior VP              2004        -0-         -0-            -0-              -0-             -0-        -0-      -0-
Marketing              2003        -0-         -0-            -0-              -0-             -0-        -0-      -0-

Robert Tomlinson-      2005   $150,000         -0-   $     43,234(9)           -0-         250,000        -0-      -0-
Chief Financial        2004   $  7,981         -0-   $        375(10)          -0-             -0-        -0-      -0-
Officer                2003        -0-         -0-            -0-              -0-             -0-        -0-      -0-

George Stemper -       2005   $154,003(11)     -0-   $    190,062(12)          -0-          35,000        -0-      -0-
VP - Govt Markets      2004   $134,653         -0-   $     37,567(13)          -0-             -0-        -0-      -0-
and former Chief       2003   $140,000         -0-   $     18,462(14)          -0-             -0-        -0-      -0-
Operating Officer

(1) Includes $12,441 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.

(2) Includes $9,295 for medical insurance; $12,000 automobile allowance and $13,650 deferred compensation.

(3)   Includes $5,126 for medical insurance and $12,000 automobile allowance.

(4) Includes $18,048 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.

(5) Includes $13,942 for medical insurance; $12,000 automobile allowance and $15,000 deferred compensation.

(6)   Includes $9,462 for medical insurance and $12,000 automobile allowance.

(7) Includes $13,841 for medical and other insurance; $9,129 automobile allowance; $5,000 dues allowance and $16,139 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Friedland during fiscal 2005 related to compensation accrued prior to the Onstream Merger.

(8) Includes $5,613 for medical and other insurance; $9,129 automobile allowance; $5,000 dues allowance and $16,139 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Glassman during fiscal 2005 related to compensation accrued prior to the Onstream Merger.

(9) Includes $17,734 for medical and other insurance; $9,000 automobile allowance and $16,500 deferred compensation and 401(k) match.

(10)  Includes $375 automobile allowance.

(11) Includes $78,500 representing the fair value assigned to 50,000 common shares issued under a professional services agreement.

(12) Includes $17,510 for medical and other insurance; $4,625 automobile allowance and $10,928 deferred compensation and 401(k) match. Also includes $157,000 representing the fair value assigned to 100,000 common shares issued in connection with the Onstream Merger under a severance agreement.

(13) Includes $13,942 for medical insurance; $8,625 automobile allowance and $15,000 deferred compensation.

(14)  Includes $9,462 for medical insurance and $9,000 automobile allowance.

Employment Agreements

      Effective December 27, 2004 we entered into four-year employment agreements with Messrs. Randy Selman (President and CEO) and Alan Saperstein (COO and Treasurer). The contracts provide a base salary of $178,000, with 10% annual increases, for Mr. Selman and a base salary of $165,000, with 10% annual increases, for Mr. Saperstein. As additional compensation, each of Messrs. Selman and Saperstein are entitled to receive a bonus for each fiscal year during the term of the executive's employment by us in an amount equal to 1% of our earnings before income tax, depreciation and amortization (EBITDA) in excess of the EBITDA for the previous fiscal year. The base year for the bonus was fiscal 2003. The bonus is payable within 30 days of the determination of the amount of the bonus; provided that at the executive's sole discretion he may elect to take his bonus in cash or in shares of our restricted common stock. The shares of our common stock issued as a bonus will be valued at 75% of the average closing price of our common stock for the five trading days immediately prior to the determination of the bonus. No such bonus had been earned or accrued as of September 30, 2005.

      In addition, each executive receives an auto allowance of $1,000 per month, a "deferred compensation" payment of $1,500 per month and an annual $5,000 allowance for the reimbursement of dues. Upon a subsequent change of control or termination without cause, we would be obligated to pay Messrs. Selman and Saperstein their base salaries for a three year period, which can be dispersed in a lump sum or over the standard term, at the option of the executive, plus full benefits for a period of two years from the date of termination. In addition, if the five day average closing price of the common stock is greater than or equal to $2.50 per share on the date of termination, all options previously granted will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all taxes for the executive. If the five-day average closing price of the common stock is less than $2.50 per share on the date of termination, the options will remain exercisable under the original term.

      Effective December 27, 2004 we also entered into four-year employment agreements with Messrs. Clifford Friedland (Senior Vice President Business
Development) and David Glassman (Senior Vice President Marketing). The agreements provide a base salary of $163,000, with 10% annual increases. As additional compensation, each of Messrs. Friedland and Glassman are entitled to receive a bonus for each fiscal year during the term of the executive's employment by us in an amount equal to 1% of our earnings before income tax, depreciation and amortization (EBITDA) in excess of the EBITDA for the previous fiscal year. The base year for the bonus was fiscal 2003. The bonus is payable within 30 days of the determination of the amount of the bonus; provided that at the executive's sole discretion he may elect to take his bonus in cash or in shares of our restricted common stock. The shares of our common stock issued as a bonus will be valued at 75% of the average closing price of our common stock for the five trading days immediately prior to the determination of the bonus. No such bonus had been earned or accrued as of September 30, 2005.

      In addition, each executive receives an auto allowance of $1,000 per month, a "deferred compensation" payment of $1,500 per month and an annual $5,000 allowance for the reimbursement of dues. Upon a change of control or termination without cause, we would be obligated to pay Messrs. Glassman and Friedland their base salaries for a three year period, which can be dispersed in a lump sum or over the standard term, at the option of the executive, plus full benefits for a period of two years from the date of termination.

      Effective March 8, 2005 we entered into an Executive Employment Agreement with Robert E. Tomlinson (Chief Financial Officer). The term of the agreement is for three years, with automatic successive one-year renewals unless both parties agree to modify the terms of the agreement or one or both parties exercise their respective rights of termination under the agreement. Mr. Tomlinson is paid a base salary of $150,000 per year, with annual incremental increases of 10% per year beginning on December 27, 2005. In addition, he receives an auto allowance of $750 per month and a "deferred compensation" payment of $1,500 per month. He is entitled to a performance bonus equal to 1% of our earnings before income tax, depreciation and amortization (EBITDA) in excess of the EBITDA for the previous fiscal year. At his sole discretion this bonus, if earned, is payable in cash or shares of Onstream Media's common stock which would be valued at 75% of average closing price for the five prior trading days immediately prior to the determination of such bonus; his ability to receive shares of common stock, however, is subject to shareholder approval. No such bonus had been earned or accrued as of September 30, 2005. In the event of a change of control of the company as described in the agreement all unvested options will immediately vest. In the event Mr. Tomlinson is terminated for cause or he voluntary resigns, all unvested options will automatically terminate.

      Mr. Tomlinson is entitled to (i) participate in any profit-sharing or retirement plan and in other employee benefits applicable to our employees and executives, (ii) an automobile allowance, business reimbursement expense and fringe benefits commensurate with the duties and responsibilities of Mr. Tomlinson, and (iii) benefits in the event of disability. The agreement contains certain non-disclosure and non-competition provisions and we have agreed to indemnify Mr. Tomlinson in certain circumstances.

      Under the terms of the agreement, we may terminate the employment of Mr. Tomlinson upon his death or disability or with or without cause. If the agreement is terminated by us without cause or upon a change of control as described in the agreement, the company would be obligated give Mr. Tomlinson three months prior notice and upon termination pay him six months of total compensation, including benefits, under the agreement. If Mr. Tomlinson should voluntarily terminate the agreement following two months written notice of his intent to do so, upon the termination we are obligated to pay him one month's total compensation, including benefits. To the extent that Mr. Tomlinson is terminated for cause, no severance benefits are due him. If the agreement is terminated as a result of Mr. Tomlinson's death, his estate will receive six months base salary and he will be entitled to a portion of any bonus he would have earned at the time of his death, and if the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to compensation in accordance with our disability compensation for senior executives to include compensation for at least 180 days.

Severance Benefits

      In connection with the Onstream Merger, we issued 100,000 shares of our common stock to Mr. George Stemper, our former COO, who assisted us in the transition after the Onstream Merger. In addition to these shares, under the terms of his severance agreement, we continued to compensate Mr. Stemper at a reduced salary of approximately $76,000 per annum plus all benefits until August 31, 2005. At the time of Mr. Stemper's termination, we also entered into a professional services agreement with him and issued him 50,000 shares of our common stock as an advance against sales commissions to be earned in accordance with the terms of that agreement. Effective September 1, 2005, we re-hired Mr. Stemper as Vice President - Government Markets and as part of that arrangement agreed that the 50,000 shares had been fully earned by Mr. Stemper. In addition, options previously granted to Mr. Stemper, representing the right to purchase 13,334 shares of our common stock are fully vested and will remain exercisable throughout the term as prescribed by the individual grant. These options will be subject to the cancellation and re-grant as described in 1996 Stock Option Plan information below.

Stock Option Information

      The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.


                 Option Grants in Year Ended September 30, 2005
                               (Individual grants)

                                                          % of Total
                                           No. of          Options
                                         Securities       Granted to
                                         Underlying      Employees in
 Name                                  Options Granted   Fiscal Year    Exercise Price   Expiration Date
------------------------------------   ---------------   ------------   --------------   ---------------
Randy S. Selman - President, Chief             450,000          10.3%   $         1.57        12/23/2009
Executive Officer and Director                 400,000           9.1%   $         2.50         9/30/2009
                                               450,000          10.3%   $         1.12          7/6/2010

Alan Saperstein - Chief Operating              450,000          10.3%   $         1.57        12/23/2009
Officer, Treasurer and Director                400,000           9.1%   $         2.50         9/30/2009
                                               450,000          10.3%   $         1.12          7/6/2010

Cliff Friedland - Senior VP Business                (1)           --                --                --
Development and Director

David Glassman - Senior VP                          (1)           --                --                --
Marketing

Robert Tomlinson- Chief Financial              150,000           3.4%   $         1.21          7/6/2009
Officer                                        100,000           2.3%   $         1.12          7/6/2010

George Stemper - VP - Govt Markets              35,000(2)        0.8%   $         1.12          7/6/2010
and former Chief  Operating Officer

      (1) Table excludes options issued in exchange for options issued by Acquired Onstream.

      (2) Options vest over one year in quarterly installments starting December 1, 2005.

         The following table sets forth certain information regarding stock options held as of September 30, 2005 by the Named Executive Officers.

           Aggregate Option Exercises in Year Ended September 30, 2005
                           and Year-End Option Values

                                                  NO. OF SECURITIES
                                                UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                        SHARES                        OPTIONS AT               IN-THE-MONEY OPTIONS AT
                       ACQUIRED                   SEPTEMBER 30, 2005            SEPTEMBER 30, 2005(1)
                          ON       VALUE     ----------------------------    ---------------------------
NAME                   EXERCISE   REALIZED   EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
--------------------   --------   --------   -----------    -------------    -----------   -------------
Randy S. Selman,
  President, Chief
  Executive Officer
  and Director               --   $     --     1,330,000(2)            --    $        --   $          --

Alan Saperstein,
  Chief Operating
  Officer, Treasurer
  and Director               --   $     --     1,330,000(2)            --    $        --   $          --

Cliff Friedland,
  Senior VP Business
  Development
  and Director               --   $     --        89,527(3)            --    $        --   $          --

David Glassman,
  Senior VP
  Marketing                  --   $     --        89,527(3)            --    $        --   $          --

Robert Tomlinson,
  Chief Financial
  Officer                    --   $     --       250,000(4)            --    $        --   $          --

George Stemper,
  former Chief
  Operating Officer          --   $     --            --           35,000(5) $        --   $          --

      (1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $1.12 per share, being the last sale price of our common stock on September 30, 2005 as reported by the Nasdaq SmallCap Market.

      (2) Of such exercisable options at September 30, 2005, 30,000 options were exercisable at $22.50 per share, 450,000 were exercisable at $1.57 per share, 400,000 were exercisable at $2.50 per share and 450,000 were exercisable at $1.12 per share. The 30,000 options are subject to cancellation and repricing as described below.

      (3) Of such exercisable options at September 30, 2005, 667 options were exercisable at $4.50 per share and 88,860 were exercisable at $3.376 per share.

      (4) Of such exercisable options at September 30, 2005, 150,000 options were exercisable at $1.21 per share and 100,000 were exercisable at $1.12 per share.

      (5) These options vest over one year in quarterly installments starting December 1, 2005.

1996 Stock Option Plan

      On February 9, 1997, the board of directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on September 13, 2005, we have reserved an aggregate of 4,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") and 2,000,000 shares for restricted stock grants ("Stock Grants") made under the Plan. At December 31, 2005, we have options to purchase 2,935,226 shares of our common stock outstanding under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $1.12 to $22.50 per share.

      On December 15, 2004 a majority of our shareholders voted to approve the cancellation (subject to the option holder's approval) of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (227,776 of which were issued under the 1996 Stock Option plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 121,774 of the Plan options subject to this cancellation and re-issue had expired as of December 31, 2005.

      The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by the Compensation Committee of our board of directors ("the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. At no time may the Committee issue Stock Grants to exceed, in the aggregate, 2,000,000 shares. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the board of directors or the Committee.

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

      The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plan is therefore not ascertainable. On January 11, 2006, the closing price of our common stock as reported on the Nasdaq SmallCap Market was $0.92.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information regarding beneficial ownership of our common stock as of January 9, 2006 held by:

      * persons who own beneficially more than 5% of our outstanding common stock,
      *     our directors,
      *     named executive officers, and
      *     all of our directors and officers as a group.

      Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 Southwest 29 Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from January 9, 2006 upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof have been exercised. All information is based upon a record list of stockholders as of January 9, 2006. At that date, approximately 57% of the Company's outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners, but is not listed in the beneficial ownership table. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

                                                                 Shares of Common Stock Beneficially Owned
                                                                 -----------------------------------------
Name and Address of Beneficial Owner                                     Number                 Percentage
------------------------------------                             ---------------           ---------------
Randy S. Selman (1)                                                    1,339,853                      9.4%
Alan M. Saperstein (2)                                                 1,341,820                      9.4%
Benjamin Swirsky (3)                                                     200,751                      1.5%
Robert Wussler (4)                                                       222,093                      1.7%
Charles C. Johnston (5)                                                  371,714                      2.8%
Cliff Friedland (6)                                                      832,276                      6.4%
David Glassman (7)                                                       832,109                      6.4%
Ronald W. Yates (8)                                                      164,810                      1.3%
Robert E. Tomlinson (9)                                                  250,000                      1.9%
All directors and officers as a group  (nine persons) (10)             5,555,426                     33.1%
Alpha Capital AG (11)                                                  1,179,954                      8.4%
CCJ Trust (12)                                                           731,276                      5.4%
DKR Soundshore Oasis Holding Fund, Ltd. (13)                           1,426,135                     9.99%
Fennmore Holdings, LLC (14)                                            1,424,334                     9.99%
Fred DeLuca (15)                                                       3,219,036                     20.2%
Neil Berman (16)                                                       1,052,356                      7.6%
Omicron Master Trust (17)                                                992,718                      7.2%

(1) Includes 9,853 shares of our common stock presently outstanding, options to acquire 30,000 shares of our common stock at an exercise price of $22.50 per share, options to acquire 450,000 shares of our common stock at an exercise price of $1.57 per share, options to acquire 450,000 shares of our common stock at an exercise price of $1.12 per share, and options to acquire 400,000 shares of our common stock at an exercise price of $2.50 per share.

(2) Includes 11,820 shares of our common stock presently outstanding, options to acquire 30,000 shares of our common stock at an exercise price of $22.50 per share, options to acquire 450,000 shares of our common stock with at an exercise price of $1.57 per share, options to acquire 450,000 shares of our common stock at an exercise price of $1.12 per share and options to acquire 400,000 shares of our common stock at an exercise price of $2.50 per share.

(3) Includes 751 shares of our common stock presently outstanding, options to acquire 100,000 shares of our common stock at an exercise price of $1.57 per share and options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share.

(4) Includes 616 shares of our common stock presently outstanding, options to acquire 6,667 shares of our common stock at an exercise price of $7.50 per share, options to acquire 100,000 shares of our common stock at an exercise price of $1.57 per share, options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share and warrants to purchase 14,810 shares of our common stock at an exercise price of $3.376 per share.

(5) Includes 171,714 shares of our common stock held by J&C Resources, LLC, options to acquire 100,000 shares of our common stock at an exercise price of $1.57 per share and options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share. Mr. Johnston is the control person of J&C Resources, LLC. Mr. Johnston's holdings exclude our securities owned by CCJ Trust as described in footnote 12 below. CCJ Trust is a trust for Mr. Johnston's adult children and he disclaims any beneficial ownership interest in CCJ Trust.

(6) Includes 447,216 shares of our common stock presently outstanding, 148,100 shares of our common stock held by Titan Trust, 148,100 shares of our common stock held by Dorado Trust and options to acquire 88,860 shares of our common stock at an exercise price of $3.376 per share. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust.

(7) Includes 447,049 shares of our common stock presently outstanding, 148,100 shares of our common stock held by JMI Trust, 148,100 shares of our common stock held by Europa Trust and options to acquire 88,860 shares of our common stock at an exercise price of $3.376 per share. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust.

(8) Includes options to acquire 50,000 shares of our common stock at an exercise price of $1.57 per share, options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share and warrants to purchase 14,810 shares of our common stock at an exercise price of $3.376 per share.

(9) Includes options to acquire 150,000 shares of our common stock at an exercise price of $1.21 per share and options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share.

(10) See footnotes (1) through (9) above.

(11) Includes 42,454 shares of our common stock presently outstanding, 250,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.00 per share, 387,500 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.65 per share (including 125,000 shares underlying $1.65 Warrants contingently issuable upon the exercise of the aforementioned $1.00 warrant) and 500,000 shares of our common stock issuable upon the conversion of $500,000 principal amount 8% senior secured convertible notes. Mr. Konrad

Ackerman is the control person of Alpha Capital AG. The number of shares of our common stock acquired by the holder upon conversion of the 8% senior secured convertible notes or the exercise of the warrants issued in connection with those notes is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock.

(12) Includes 164,416 shares of our common stock presently outstanding, 175,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.50 per share, and 391,860 shares of our common stock issuable upon the conversion of 39,186 shares of Series A-10 Convertible Preferred Stock. ATC Trustee LTD is the control person of CCJ Trust. Mr. Rolf Hedinger is the control person of ATC Trustee LTD.

(13) Includes 46,135 shares of our common stock presently outstanding, 240,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.00 per share, 449,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.65 per share (including 120,000 shares underlying $1.65 Warrants contingently issuable upon the exercise of the aforementioned $1.00 warrant) and 700,000 shares of our common stock issuable upon the conversion of $700,000 principal amount 8% senior secured convertible notes, reduced by 9,000 shares due to conversion limitations discussed below. Mr. Seth Fischer is the control person of DKR Soundshore Oasis Holding Fund, Ltd. The number of shares of our common stock acquired by the holder upon conversion of the 8% senior secured convertible notes or the exercise of the warrants issued in connection with those notes is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock.

(14) Includes 64,834 shares of our common stock presently outstanding, 130,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $2.28 per share, 450,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.00 per share, 697,500 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.65 per share (including 225,000 shares underlying $1.65 Warrants contingently issuable upon the exercise of the aforementioned $1.00 warrant) and 350,000 shares of our common stock issuable upon the conversion of $350,000 principal amount 8% senior secured convertible notes reduced by 268,000 shares due to conversion limitations discussed below. Mr. Mark Nordlicht is the control person of Fennmore Holdings, LLC. The number of shares of our common stock acquired by the holder upon conversion of the 8% senior secured convertible notes or the exercise of the warrants issued in connection with those notes is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock. Excludes any securities owned by Platinum Partners Value Arbitrage Fund, LP.

(15) Includes 147,466 shares of our common stock presently outstanding, 200,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.00 per share, 240,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.65 per share (including 100,000 shares underlying $1.65 Warrants contingently issuable upon the exercise of the aforementioned $1.00 warrant), 500,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.50 per share, 2,571,570 shares of our common stock issuable upon the conversion of 257,157 shares of Series A-10 Convertible Preferred Stock, and 400,000 shares of our common stock issuable upon the conversion of $400,000 principal amount 8% senior secured convertible notes, reduced by 840,000 shares due to conversion limitations discussed below. The number of shares of our common stock acquired by the holder upon conversion of the 8% senior secured convertible notes or the exercise of the warrants issued in connection with those notes is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock.

(16) Includes 146,106 shares of our common stock presently outstanding, 6,250 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $2.65 per share, 150,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.00 per share, 250,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.65 per share (including 75,000 shares underlying $1.65 Warrants contingently issuable upon the exercise of the aforementioned $1.00 warrant), and 500,000 shares of our common stock issuable upon the conversion of $500,000 principal amount 8% senior secured convertible notes. The number of shares of our common stock acquired by the holder upon conversion of the 8% senior secured convertible notes or the exercise of the warrants issued in connection with those notes is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock.

(17) Includes 21,468 shares of our common stock presently outstanding, 175,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.00 per share, 271,250 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.65 per share (including 87,500 shares underlying $1.65
Warrants contingently issuable upon the exercise of the aforementioned $1.00 warrant), and 525,000 shares of our common stock issuable upon the conversion of $525,000 principal amount 8% senior secured convertible notes. The number of shares of our common stock acquired by the holder upon conversion of the 8% senior secured convertible notes or the exercise of the warrants issued in connection with those notes is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock. Omicron Capital, L.P., a Delaware limited partnership ("Omicron Capital"), serves as investment manager to Omicron Master Trust, a trust formed under the laws of Bermuda ("Omicron"), Omicron Capital, Inc., a Delaware corporation ("OCI"), serves as general partner of Omicron Capital, and Winchester Global Trust Company Limited ("Winchester") serves as the trustee of Omicron. By reason of such relationships, Omicron Capital and OCI may be deemed to share dispositive power over the shares of our common stock owned by Omicron, and Winchester may be deemed to share voting and dispositive power over the shares of our common stock owned by Omicron. Omicron Capital, OCI and Winchester disclaim beneficial ownership of such shares of our common stock. Omicron Capital has delegated authority from the board of directors of Winchester regarding the portfolio management decisions with respect to the shares of common stock owned by Omicron and, as of April 21, 2003, Mr. Olivier
H. Morali and Mr. Bruce T. Bernstein, officers of OCI, have delegated authority from the board of directors of OCI regarding the portfolio management decisions of Omicron Capital with respect to the shares of common stock owned by Omicron. By reason of such delegated authority, Messrs. Morali and Bernstein may be deemed to share dispositive power over the shares of our common stock owned by Omicron. Messrs. Morali and Bernstein disclaim beneficial ownership of such shares of our common stock and neither of such persons has any legal right to maintain such delegated authority. No other person has sole or shared voting or dispositive power with respect to the shares of our common stock being offered by Omicron, as those terms are used for purposes under Regulation 13D-G of the Securities Exchange Act of 1934, as amended. Omicron and Winchester are not "affiliates" of one another, as that term is used for purposes of the Securities Exchange Act of 1934, as amended, or of any other person named in this prospectus as a selling stockholder. No person or "group" (as that term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, or the SEC's Regulation 13D-G) controls Omicron and Winchester.

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

      We issued Mr. Deluca 140,000 shares of our newly created Series A-8 Convertible Preferred Stock as consideration for entering into the above agreement. At the same time, he exchanged approximately 123,667 shares of our common stock already owned by him for an additional 92,750 shares of Class A-8. We granted Mr. Deluca demand and piggy-back registration rights covering the shares of common stock issuable upon the conversion of the Series A-8 Convertible Preferred Stock.

      In December 2004, we repaid $2.0 million of the May 2003 loan and the remaining $1.0 million was invested in 100,000 shares of Series A-10 Convertible Preferred Stock on the same terms as offered to new investors. Also, Mr. Deluca purchased $400,000 of 8% senior secured convertible notes on the same terms as the other investors. In addition, Mr. Deluca exchanged all 232,750 shares of Series A-8 for 139,650 shares of Series A-10, but did not receive accompanying warrants. Finally, Mr. DeLuca agreed to accept common shares, valued as of the date of issuance, for approximately $149,000 of unpaid interest on the three year promissory note.

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

      In December 2004, we paid $100,000 to each of Messrs. Clifford Friedland and David Glassman, as a partial payment of accrued and unpaid salaries due to them from Acquired Onstream. In February 2005 we paid an additional $50,000 to each of Messrs. Friedland and Glassman as a second partial payment of these accrued salaries.

      In January 2005, we entered into an addendum to an August 2002 consulting agreement with Mr. Neil Berman, a major shareholder, calling for the issuance of 5,000 restricted common shares per month for the year ended December 31, 2005. Under that agreement, 32,500 restricted common shares were issued for the year ended December 31, 2004.

      In  August  2005,  we  received  a  $300,000  loan  from  Asset  Factoring
International, Inc., whose Investment Manager is a member of our board of directors. The term of the loan is one year, with a 2% loan origination fee and interest of 8% per annum. All interest and fees are due and payable in the event of early repayment. The terms of the loan, which is secured by $600,000 of recently purchased equipment and software, requires repayment within 5 days of us obtaining other financing, including but not limited to equipment financing.

      In August 2005, we entered into a consulting agreement with Allenstown Investments, Ltd., whose Investment Manager is a member of our board of directors. The agreement is for a term of one year and calls for the issuance of 30,000 restricted common shares.

      In October 2005, we entered into a five-year note with Mr. Neil Berman, a major shareholder in the aggregate principal amount of $750,000. The note, which is secured by $800,000 of hardware and software, bears interest at 10.85% per annum. At our option, and with the consent of required security holders, both interest and principal may be paid in the form of our Series A-10 Preferred Stock. In the event the loan is repaid in stock, the prepayment penalty will include all accrued interest. $450,000 of the total funding commitment had been advanced to us to date.

                                     PART IV

ITEM 13. EXHIBITS

      The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Number      Description

2.1 Agreement and Plan of Merger dated as of October 22, 2003 by and between Visual Data Corporation, OSM, Inc., a subsidiary of Visual Data Corporation, and Onstream Media Corporation (11)
2.2 Amendment #1 to Agreement and Plan of Merger dated as of October 15, 2004 by and between Visual Data Corporation, OSM, Inc., a subsidiary of Visual Data Corporation, and Onstream Media Corporation (13)
2.3 Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (6)
2.4         Agreement   and  Plan  of   Reorganization   between   Visual   Data
            Corporation, Media on Demand, Inc. and Charles Saracino (7)
2.5         Voting Agreement (7)
3.1.1       Articles of Incorporation (1)
3.1.2       Articles of Amendment dated July 26, 1993 (1)
3.1.3       Articles of Amendment dated January 17, 1994 (1)
3.1.4       Articles of Amendment dated October 11, 1994 (1)
3.1.5       Articles of Amendment dated March 25, 1995 (1)
3.1.6       Articles of Amendment dated October 31, 1995 (1)
3.1.7       Articles of Amendment dated May 23, 1996 (1)
3.1.8       Articles of Amendment dated May 5, 1998 (5)
3.1.9       Articles of Amendment dated August 11, 1998 (2)
3.1.10      Articles of Amendment dated June 13, 2000 (4)
3.1.11      Articles of Amendment dated April 11, 2002 (8)
3.1.12 Articles of Amendment dated June 24, 2003, with regard to Series A-9 Convertible Preferred Stock(9)
3.1.13 Articles of Amendment dated June 20, 2003, with regard to reverse stock split (10)
3.1.14 Articles of Amendment dated December 23, 2004, with regard to the designations for Series A-10 Convertible Preferred Stock (17)
3.1.15 Articles of Amendment dated December 30, 2004, with regard to corporate name change (16)
3.1.16 Articles of Amendment dated February 7, 2005 with regard to the designations for Series A-10 Convertible Preferred Stock (18)
3.2         By-laws (1)
4.1         Specimen Common Stock Certificate (1)
4.2         Form of 8% Senior Secured Convertible Notes (17)
4.3         Form of $1.65 Warrant (17)
4.4         Form of $1.50 Warrant (17)
4.5         Form of $1.00 Warrant (23)
4.6         Form of $1.65 Warrant issuable upon exercise of $1.00 Warrant (23)
10.1        Form of Stock Option Plan and Amendment thereto (1)(3)
10.2 Employment Agreement dated December 27, 2004 between Onstream Media Corporation and Randy S. Selman (13)
10.3 Employment Agreement dated December 27, 2004 between Onstream Media Corporation and Alan Saperstein (13)
10.4 Employment Agreement dated December 27, 2004 between Onstream Media Corporation and Cliff Friedland (13)

10.5 Employment Agreement dated December 27, 2004 between Onstream Media Corporation and David Glassman (13)
10.6 Employment Agreement dated March 8, 2005 between Onstream Media Corporation and Robert Tomlinson (21)
10.7 Plan of Compensation Package dated April 22, 2005 between Onstream Media Corporation and Bradford Tyler (22)
10.8        Securities Purchase Agreement - A-9 Preferred (9)
10.9        Form  of  Securities   Purchase  Agreement  for  8%  Senior  Secured
            Convertible Notes (17)
10.10       Form of Additional Investment Right (17)
10.11       Form of Pledge Agreement (17)
10.12       Form of Security Agreement (17)
10.13       Form of Letter  Agreement with Additional  Investment  Right holders
            (19)
10.14       Deposit Control Agreement dated October 2004 (14)
14.1        Code of Business Conduct and Ethics (12)
14.2        Corporate Governance and Nominating Committee Principles (23)
14.3        Audit Committee Charter (15)
21.1        Subsidiaries of the registrant (13)
21.2 Financial statements of Acquired Onstream for the years ended December 31, 2003 and 2002 and for the three and six months ended June 30, 2004 and 2003 (20)
23.1        Consent of Independent Certified Public Accountants
31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1        Section 906 Certification of Chief Executive Officer
32.2        Section 906 Certification of Chief Financial Officer

(1) Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.
(2) Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.
(3) Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998.
(4) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.
(5) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2000.
(6) Incorporated by reference to the registrant's current report on Form 8-K filed on June 12, 2001.
(7) Incorporated by reference to the registrant's current report on Form 8-K filed on February 5, 2002.
(8) Incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.
(9) Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.
(10) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.
(11) Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.
(12) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2003.
(13) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2004.
(14) Incorporated by reference to the registrant's current report on Form 8-K filed November 4, 2004.

(15) Incorporated by reference to the registrant's Proxy Statement for the 2004 Annual Shareholder's Meeting filed on November 14, 2004.
(16) Incorporated by reference to the registrant's current report on Form 8-K filed on January 4, 2005.
(17) Incorporated by reference to the registrant's current report on Form 8-K/A filed on January 4, 2005.
(18) Incorporated by reference to the registrant's current report on Form 8-K filed February 11, 2005.
(19) Incorporated by reference to the registrant's current report on Form 8-K filed February 17, 2005.
(20) Incorporated by reference to the registrant's current report on Form 8-K/A filed March 8, 2005.
(21) Incorporated by reference to the registrant's current report on Form 8-K filed March 11, 2005.
(22) Incorporated by reference to the registrant's current report on Form 8-K filed July 11, 2005.
(23) Incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Shareholder's Meeting filed on August 1, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate audit fees billed to us by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2004, and March 31 and June 30, 2005 were $152,000.

      The aggregate audit fees billed to us by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2003, and March 31 and June 30, 2004 were $119,985.


Audit Related Fees

      The aggregate fees billed to us by Goldstein, Lewin & Co. for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were $87,922 and $45,230 for the fiscal years ended September 30, 2005 and 2004, respectively.

Tax Fees

      The aggregate tax fees billed to us by Goldstein Lewin & Co. were $11,836 and $17,960 for the fiscal years ended September 30, 2005 and 2004, respectively. Tax fees include the preparation of federal and state corporate income tax returns as well as tax compliance, tax advice and tax planning.

All Other Fees

      Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed to us by Goldstein Lewin & Co. for services rendered for the fiscal years ended September 30, 2005 or 2004.

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

                              Onstream Media Corporation

                              By: /s/ Randy S. Selman
                                 --------------------
                                     Randy S. Selman, President, Chief
                                     Executive Officer

                              By: /s/ Robert E. Tomlinson
                                 ------------------------
                                   Robert E. Tomlinson, Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                       Date

/s/ Randy S. Selman           Director, President,              January 12, 2006
-------------------
Randy S. Selman               Chief Executive Officer

/s/ Robert E. Tomlinson       Chief Financial Officer and
-----------------------
Robert E. Tomlinson           Principal Accounting Officer      January 12, 2006

/s/ Clifford Friedland        Director and Senior VP            January 12, 2006
----------------------
Clifford Friedland            Business Development

/s/ Alan Saperstein           Director and Chief                January 12, 2006
-------------------
Alan Saperstein               Operating Officer

/s/ Benjamin Swirsky          Director                          January 12, 2006
--------------------
Benjamin Swirsky

/s/ Robert J. Wussler         Director                          January 12, 2006
---------------------
Robert J. Wussler

/s/ Charles C. Johnston       Director                          January 12, 2006
-----------------------
Charles C. Johnston

/s/ Ronald W. Yates           Director                          January 12, 2006
-------------------
Gen. Ronald W. Yates

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholders of Onstream Media Corporation:


We have audited the accompanying consolidated balance sheets of Onstream Media Corporation (formerly Visual Data Corporation) and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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



GOLDSTEIN LEWIN & CO.

/s/ GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
January 12, 2006

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30,
                                                                 2005           2004
                                                              -----------   -----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $     4,137   $    14,269
   Restricted cash                                                  8,485       207,876

   Accounts receivable, net of allowance for
     doubtful accounts of $28,690 and $68,739, respectively     1,274,974     1,365,604

   Prepaid expenses                                               604,928       456,521

   Inventories                                                     86,168        51,044

   Other current assets                                             8,914         2,524
                                                              -----------   -----------
Total current assets                                            1,987,606     2,097,838

PROPERTY AND EQUIPMENT, net                                     4,809,877       745,056

INTANGIBLE ASSETS, net                                            917,761     1,645,496

GOODWILL, net                                                   9,692,845     1,601,444

OTHER NON-CURRENT ASSETS                                          113,998     1,372,555
                                                              -----------   -----------

Total assets                                                  $17,522,087   $ 7,462,389
                                                              ===========   ===========



                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                          September 30,
                                                                                       2005            2004
                                                                                   ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $  1,710,808    $  1,562,166
   Amounts due to shareholders and officers                                             224,419            --
   Deferred revenue                                                                     170,971          77,711
   Notes payable - current portion                                                      330,598         365,500
   Detachable Warrants and Embedded Conversion Feature
     associated with  8% Convertible Debentures -  current portion                    2,314,521            --
                                                                                   ------------    ------------

Total current liabilities                                                             4,751,317       2,005,377

8% Convertible Debentures, net of discount                                            1,243,322            --
Notes payable, net of discount and current portion                                      399,600       2,660,225
Detachable Warrants and Embedded Conversion Feature
associated with  8% Convertible Debentures, net of current portion                      702,647            --
                                                                                   ------------    ------------

Total liabilities                                                                     7,096,886       4,665,602
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
Series A-10 Convertible Preferred stock, including potentially redeemable common
stock issued upon conversion                                                          4,779,998            --
Detachable warrants associated with 8% Convertible Debentures; beneficial conversion rights included in 8% Convertible Debentures; and potentially redeemable common stock issued upon conversion and/or in lieu of interest on
  8% Convertible Debentures                                                           2,595,596            --
                                                                                   ------------    ------------
Total equity securities subject to potential rescission                               7,375,594            --
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
Series A-8 Convertible Preferred stock, par value $.0001 per share, auth- orized
     300,000 shares, 0 and 232,750 issued and outstanding, respectively                    --                23
Series A-10 Convertible Preferred stock, par value $.0001 per share, auth-
     orized 700,000 shares, 416,031 and 0 issued and outstanding, respectively               41            --
Series A-11 Convertible Preferred stock, par value $.0001 per share, auth-
   orized 25,000 shares, 0 and 25,000 issued and outstanding, respectively                 --                 3
Common stock, par value $.0001 per share; authorized 75,000,000 shares,
   12,191,001 and 4,666,324 issued and outstanding, respectively                          1,219             467
 Unamortized discount                                                                (2,067,461)           --
 Additional paid-in capital                                                          75,556,043      62,473,209
 Accumulated deficit                                                                (70,440,235)    (59,676,915)
                                                                                   ------------    ------------
Total stockholders' equity                                                            3,049,607       2,796,787
                                                                                   ------------    ------------

Total liabilities and stockholders' equity                                         $ 17,522,087    $  7,462,389
                                                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Years Ended,
                                                                          ----------------------------
                                                                                  September 30,
                                                                              2005            2004
                                                                          ------------    ------------
REVENUE:
    Digital asset management                                              $  1,969,697    $  1,155,655
    Network usage and services                                               2,049,337       2,137,719
    Network equipment sales and rentals                                        458,369         660,468
    Webcasting                                                               3,470,814       3,373,814
    Travel production and distribution                                         208,177         251,232
                                                                          ------------    ------------
Total revenue                                                                8,156,394       7,578,888
                                                                          ------------    ------------
COSTS OF REVENUE:
    Digital asset management                                                   633,801         310,472
    Network usage and services                                               1,192,456       1,092,206
    Network equipment sales and rentals                                        201,435         398,188
    Webcasting                                                               1,003,962         953,914
    Travel production and distribution                                          71,206          28,367
                                                                          ------------    ------------
Total costs of revenue                                                       3,102,860       2,783,147
                                                                          ------------    ------------
GROSS MARGIN                                                                 5,053,534       4,795,741
                                                                          ------------    ------------

OPERATING EXPENSES:
    General and administrative:
        Compensation                                                         4,778,694       3,952,447
        Professional fees                                                    2,824,400       1,107,084
        Other                                                                1,575,215       1,499,494
     Impairment loss on goodwill                                               330,000         470,000
     Depreciation and amortization                                           1,152,633       1,373,587
                                                                          ------------    ------------
Total operating expenses                                                    10,660,942       8,402,612
                                                                          ------------    ------------
Loss from operations                                                        (5,607,408)     (3,606,871)
                                                                          ------------    ------------
OTHER (EXPENSE) INCOME:
   Interest income                                                              11,355           6,344
   Interest expense                                                         (4,015,504)       (595,248)
   Other (expense) income, net                                                 (26,331)        223,109
                                                                          ------------    ------------
Total other (expense) income, net                                           (4,030,480)       (365,795)
                                                                          ------------    ------------
Net loss                                                                  $ (9,637,888)   $ (3,972,666)
                                                                          ============    ============
Loss per share - basic and diluted:

Net loss per share                                                        $      (1.17)   $      (0.92)
                                                                          ============    ============

Weighted average shares of common stock outstanding - basic and diluted      8,261,642       4,337,370
                                                                          ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2005



                                                   Preferred Stock
                                    ------------------------------------------------    ---------------------------
                                       Series     Series    Series                              Common Stock
                                        A8/A9       A10      A11        ------------    ---------------------------
                                    ------------  ------ ------------
                                       Shares     Shares    Shares         Amount          Shares         Amount
                                    ------------    --   ------------   ------------    ------------   ------------
Balance, September 30, 2003              277,750    --           --     $         28       3,246,443   $        325


Proceeds from sale of  stock, net           --      --         25,000              3         497,495             49

Issuance of shares, warrants
   and options for services and
   incentives                               --      --           --             --           195,000             20
Conversion of Series A-8 and
   A-9 preferred shares to
   common shares                         (45,000)   --           --               (5)        176,192             18
Issuance of shares and warrants
  for loan payments and
  interest                                  --      --           --             --           434,694             44
Issuance of shares for                      --      --           --             --            64,000              6
   satisfaction of obligations
Dividends paid                              --      --           --             --            52,500              5
Net loss                                    --      --           --             --              --             --
                                    ------------    --   ------------   ------------    ------------   ------------

Balance, September 30, 2004              232,750    --         25,000   $         26       4,666,324   $        467
                                    ------------    --   ------------   ------------    ------------   ------------


                                     Additional Paid-in
                                           Capital
                                    ---------------------    Accumulated
                                       Gross     Discount      Deficit           Total
                                    ------------    ---      ------------    ------------
Balance, September 30, 2003         $ 58,829,927    $--      $(55,576,128)   $  3,254,152


Proceeds from sale of  stock, net      1,362,582     --              --         1,362,634

Issuance of shares, warrants
   and options for services and
   incentives                            957,582     --              --           957,602
Conversion of Series A-8 and
   A-9 preferred shares to
   common shares                             (13)    --              --              --
Issuance of shares and warrants
  for loan payments and
  interest                             1,054,977     --              --         1,055,021
Issuance of shares for                   154,234     --              --           154,240
   satisfaction of obligations
Dividends paid                           113,920     --          (128,121)        (14,196)
Net loss                                    --       --        (3,972,666)     (3,972,666)
                                    ------------    ---      ------------    ------------

Balance, September 30, 2004         $ 62,473,209    $--      $(59,676,915)   $  2,796,787
                                    ------------    ---      ------------    ------------


                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2005
                                   (Continued)


                                               Preferred Stock
                                  ------------------------------------------------------------
                                     Series          Series          Series                               Common Stock
                                      A8/A9            A10            A11         ------------    ---------------------------
                                     Shares          Shares          Shares          Amount          Shares         Amount
                                  ------------    ------------    ------------    ------------    ------------   ------------
Balance, September 30, 2004            232,750            --            25,000    $         26       4,666,324   $        467

Issuance of shares, warrants
   and options for Acquired
   Onstream purchase                      --              --              --              --         2,207,966            221

Issuance of  Series A-10
   preferred shares, net                  --           315,000            --                32            --             --

Conversion of Series A-8
   shares into Series A-10
   preferred shares                   (232,750)        139,650            --                (9)           --             --

Conversion of 8% Convertible
   Debentures to common shares            --              --              --              --         2,725,659            273

Conversion of Series A-10
   preferred shares to common
   shares                                 --           (61,969)           --                (6)        619,690             62

Issuance of shares, warrants
   and options for services and
   incentives                             --              --              --              --           712,626             71

Redemption of Series A-11
   shares                                 --              --           (25,000)             (3)           --             --
Warrants issued with 8%
   Convertible Debentures                 --              --              --              --              --             --

Common shares issued for
   severance and professional
   services                               --              --              --              --           300,000             30

Common shares issued for
   financing penalty                      --              --              --              --           606,000             61

Common shares issued for
   interest on 8% Convertible
   Debentures and Notes Payable           --              --              --              --           352,736             34

Series A-10 preferred shares
   issued for interest                    --             8,562            --              --              --             --

Dividends accrued on Series
   A-10 preferred                         --            14,788            --                 1            --             --

Equity securities subject to
   potential rescission                   --              --              --              --              --             --

Net loss                                  --              --              --              --              --             --
                                  ------------    ------------    ------------    ------------    ------------   ------------
Balance, September 30, 2005               --           416,031            --      $         41      12,191,001   $      1,219
                                  ------------    ------------    ------------    ------------    ------------   ------------


                                       Additional Paid-in
                                             Capital
                                   ----------------------------    Accumulated
                                      Gross          Discount        Deficit          Total
                                   ------------    ------------    ------------    ------------
Balance, September 30, 2004        $ 62,473,209    $       --      $(59,676,915)   $  2,796,787

Issuance of shares, warrants
   and options for Acquired
   Onstream purchase                  7,311,672            --              --         7,311,893

Issuance of  Series A-10
   preferred shares, net              5,905,919      (2,928,041)           --         2,977,910

Conversion of Series A-8
   shares into Series A-10
   preferred shares                           9            --              --              --

Conversion of 8% Convertible
   Debentures to common shares        2,725,386            --              --         2,725,659

Conversion of Series A-10
   preferred shares to common
   shares                                   (56)        356,550        (356,550)           --

Issuance of shares, warrants
   and options for services and
   incentives                         1,678,794            --              --         1,678,865

Redemption of Series A-11
   shares                              (499,997)           --              --          (500,000)
Warrants issued with 8%
   Convertible Debentures             4,246,483            --              --         4,246,483

Common shares issued for
   severance and professional
   services                             470,970            --              --           471,000

Common shares issued for
   financing penalty                    943,779            --              --           943,840

Common shares issued for
   interest on 8% Convertible
   Debentures and Notes Payable         459,140            --              --           459,174

Series A-10 preferred shares
   issued for interest                   85,620            --              --            85,620

Dividends accrued on Series
   A-10 preferred                       147,877         504,030        (768,882)       (116,974)

Equity securities subject to
   potential rescission             (10,392,762)           --              --       (10,392,762)

Net loss                                   --              --        (9,637,888)     (9,637,888)
                                   ------------    ------------    ------------    ------------
Balance, September 30, 2005        $ 75,556,043    $ (2,067,461)   $(70,440,235)   $  3,049,607
                                   ------------    ------------    ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended
                                                                                   --------------------------
                                                                                          September 30,
                                                                                       2005          2004
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(9,637,888)   $(3,972,666)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation and amortization                                                   1,152,633      1,373,587
     Amortization of discount on notes payable                                         494,150        337,624
     Amortization of discount on convertible debentures                              2,065,592         89,635
     Interest penalty payable in common shares                                         943,840           --
     Interest expense paid in common shares                                            367,838        119,874
     Interest expense paid in A-10 preferred shares                                     85,620           --
     Amortization of deferred services and incentives, including                     1,768,598        645,649
        shares issued for severance and services
     Impairment loss on goodwill                                                       330,000        470,000
     Loss on equity basis investment in Acquired Onstream                              100,025        276,240
     Decrease in allowance for doubtful accounts                                           694         35,999
     Gain from settlements of obligations                                              (44,079)      (458,286)
     Loss on disposition/retirement of fixed assets                                     28,252         30,139
     Changes in assets and liabilities, net of effects from the Onstream
         Merger:
       Decrease (Increase) in accounts receivable                                       89,936       (585,033)
       Decrease (Increase) in prepaid expenses                                         108,524       (101,498)
       Decrease (Increase) in other current assets                                      (1,270)          (868)
      (Increase) Decrease in inventories                                               (35,125)       118,438
       Increase in accounts payable and accrued liabilities                            253,709        488,575
       Increase in deferred revenue                                                     43,260         34,796
                                                                                   -----------    -----------
Net cash (used in) operating activities                                             (1,885,691)    (1,097,795)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Acquired Onstream                                                   (1,457,811)      (512,512)
    Costs of Onstream Merger                                                          (153,317)          --
    Payment of accounts payable and accrued liabilities assumed
       at time of Onstream Merger                                                     (510,373)          --
    Acquisition of property and equipment                                           (1,732,815)      (190,424)
    Sale of assets                                                                      50,000           --
    Purchase of Virage software and assets                                                --         (648,250)
                                                                                   -----------    -----------
Net cash (used in) investing activities                                             (3,804,316)    (1,351,186)
                                                                                   -----------    -----------

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                            Years Ended
                                                                                   ----------------------------
                                                                                           September 30,
                                                                                       2005            2004
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of 8% Convertible Debentures, net of expenses               $  4,013,713    $       --
    Proceeds from sale of Additional 8% Convertible Debentures,                       2,115,500            --
       net of expenses
    Proceeds from Series A-10 convertible preferred, net of expenses                  1,977,910            --
    Proceeds from restricted cash                                                       200,000         794,432
    Proceeds from loans and notes payable                                               750,000         400,000
    Proceeds from convertible debenture                                                    --           150,000
    Proceeds from issuance of common stock, net                                            --           862,635
    Proceeds from subscription receivable for preferred stock                              --           300,000
    Dividends                                                                          (116,974)        (14,196)
    Repayment of loans, notes and leases payable                                     (2,760,274)         (3,475)
    (Payment of) proceeds from Series A-11 convertible preferred                       (500,000)        500,000
   Payment of convertible debentures                                                       --          (608,520)
                                                                                   ------------    ------------

Net cash provided by financing activities                                             5,679,875       2,380,876
                                                                                   ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (10,132)        (68,105)

CASH AND CASH EQUIVALENTS, beginning of period                                           14,269          82,374
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                                  4,137          14,269
                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest                                                    $     55,606    $     40,303
                                                                                   ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of shares, options and warrants in conjunction with the
        Onstream Merger                                                            $  7,311,893    $       --
     Issuance of warrants with 8% Convertible Debentures                           $    695,525    $       --
     Issuance of warrants with Additional 8% Convertible Debentures                $  1,230,732    $       --
     Issuance of warrants with Series A-10 convertible preferred                   $    922,756    $       --
       Conversion of note payable to Series A-10 convertible preferred             $  1,000,000    $       --
       Conversion of Series A-8 convertible preferred to Series A-10 convertible
       preferred                                                                   $  1,396,500    $       --
       Conversion of Series A-10 convertible preferred to common shares            $    619,690    $       --
       Conversion of 8% Convertible Debentures to common shares                    $  2,705,000    $       --
       Conversion of convertible debentures to common shares                       $       --      $    150,000
       Conversion of preferred stock to common stock                               $       --      $    450,000
       Equity securities becoming subject to potential rescission
            including portion classified as liability                              $ 10,392,762    $       --
       Issuance of common shares for repayment of debt                             $       --      $    750,000
      Issuance of shares, warrants and options for deferred
          services and incentives                                                  $  1,678,865    $    957,602
       Issuance of shares for payment of accounts payable                          $       --      $     72,300
       Advances to Acquired Onstream by issuing common stock                       $       --      $     81,940
       Issuance of common shares for severance, services and financial penalties   $  1,414,840    $       --
       Issuance of common shares for interest                                      $    459,174       $122, 015
       Issuance of A-10 preferred shares for interest and dividends                $    233,498    $       --
       Sale of Curaspan investment for promissory note (fully reserved)            $    150,000
       Issuance of common shares for dividends                                     $       --      $    113,925
       Settlement of accounts and notes payable                                    $       --      $    456,286

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

In addition, through our subsidiary doing business under the name EDNet, the Digital Asset Management Group provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The global network, with approximately 500 active clients in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim, enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. EDNet also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications. EDNet generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees.

The Webcasting Group provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting Group also produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own on-line travel portal - www.travelago.com ("Travelago"). See Note 3 regarding the disputed sale of these travel related assets and operations. The Webcasting Group generates revenues through production and distribution fees.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $70.4 million as of September 30, 2005. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2005, ONSM had a net loss of approximately $9.6 million and cash used in operations of approximately $1.9 million. The Company had a working capital deficit of $2,763,711 at September 30, 2005.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries - Entertainment Digital Network, Inc., Media On Demand, Inc., HotelView Corporation and OSM Acquisition, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. At September 30, 2005 and 2004, bad debt reserves were approximately $29,000 and $69,000, respectively.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by management. See
Note 7 regarding revenues from significant customers.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software

Included in property and equipment is computer software developed for internal use, including the Digital Media Services Platform ("DMSP") - see notes 2 and 3. Such amounts have been accounted for in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force pronouncement ("EITF") 00-2 "Accounting for Web Site Development Costs". Such costs are amortized on a straight-line basis over three years, commencing when the related asset has been substantially placed in service.

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

The Digital Asset Management Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers' digital media. The customer charges are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101 and SAB 104, "Revenue Recognition", and EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements". Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2005 and 2004 is immaterial in relation to the Company's recorded liabilities.

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

Deferred revenue represents amounts billed to customers for webcasting, EDNET or digital asset management services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred, were approximately $204,000 and $13,000 for the years ended September 30, 2005 and 2004, respectively.

Derivatives

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging
Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's statement of operations.

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

The Company has approximately $59.0 million in net operating loss carryforwards at of September 30, 2005, which expire in 2011 through 2025. The utilization of approximately $16.0 million of the net operating loss carryforward, acquired from the 2001 acquisition of EDNET and the 2002 acquisition of MOD and included in this total, against future taxable income may be limited as a result of ownership changes and other limitations. The Company also has an approximately $3.5 million capital loss carryforward which expires in 2008.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Significant judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. The Company has a deferred tax asset of approximately $22.2 million primarily resulting from the net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. The valuation allowance is based on the Company's historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses of approximately $1.8 million and $2.9 million for the years ended September 30, 2005 and 2004, respectively. The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes - amortization of customer lists, valuation allowance of goodwill, losses on an equity basis from Acquired Onstream, inventory and receivable reserves, and expenses for stock options issued in payment for consulting and other professional fees but not exercised by the recipients. In addition, the amount of depreciation expense allowed for tax purposes currently exceeds the depreciation expense on the Company's consolidated financial statements. There are no significant cumulative temporary differences as of September 30, 2005.

Net Loss Per Share

For the years ended September 30, 2005 and 2004, net loss per share is based on the weighted average number of shares of common stock outstanding, which includes the effect of 606,000 penalty shares that the Company was obligated to issue through June 29, 2005, and did issue on such date, under the terms of a convertible debenture agreement- see Note 6.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 15,114,093 and 1,134,274 at September 30, 2005 and 2004, respectively, which includes contingent warrants - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2005 have been excluded from the calculation of net loss per share: (i) 416,031 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,160,310 shares of our common stock and (ii) $3,820,000 of senior secured convertible notes ("8% Convertible Debentures") which could potentially convert into 3,820,000 shares of our common stock.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Stock Compensation

The Company has a stock based compensation plan for its employees (the "Plan"). The Company has elected to continue using Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in "Accounting for Stock-Based Compensation" ("SFAS 123") had been used in accounting for employee options issued within the Plan ("Plan Options") and outside the Plan ("Non-Plan Options").

                                               For the years ended
                                                  September 30,
                                           ----------------------------
                                               2005            2004
                                           ------------    ------------
Net loss, as reported                      $ (9,637,888)   $ (3,972,666)
Total stock based compensation expense *     (2,401,720)       (532,610)
                                           ------------    ------------
Pro forma net loss                         $(12,039,608)   $ (4,505,276)
                                           ============    ============
Net loss per share - basic and diluted:
    Net loss per share, as reported        $      (1.17)   $      (0.92)
                                           ------------    ------------
    Net loss per share, pro forma          $      (1.46)   $      (1.04)
                                           ------------    ------------

* Total stock based compensation expense is determined by applying the fair value based method for all employee awards, net of tax.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 44% to 65%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term is the full term of the related option, ranging from 4 to 5 years.

In December 2004, the Company issued 1,350,000 Non-Plan Options to directors and management as additional compensation for the closing of the Onstream Merger, which it accounted for in accordance with APB 25. The compensation value of these options, approximately $1.0 million, is included in the above table for the year ended September 30, 2005, as it is considered to be an internal cost associated with a business combination, which is expensed in accordance with SFAS 141, "Business Combinations". See Note 2.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company's consolidated financial statements and expensed at the time the services contemplated by the options are provided to the Company.

 In December 2004, the FASB issued SFAS 123R, "Share-Based Payments", which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005, the Securities and Exchange Commission ("SEC") made certain changes to the effective dates of SFAS 123R. SFAS 123R, as amended by the SEC, is effective for public companies for the first interim or annual period of their fiscal year beginning after June 15, 2005, except small business issuers (as defined in SEC Regulation S-B), for which it is effective for the first fiscal year beginning after December 15, 2005. The Company is in the process of determining the impact of this statement on its consolidated financial statements, although our ability to quantify the future impact is limited due to the lack of our ability to predict future share-based payments and the potential variability of these payments between accounting periods.

See Note 8 for additional information related to all stock option issuances.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee 401(k) plan

The Company's 401(k) plan, the Onstream Media Corporation 401(k) Retirement Plan and Trust (the "Plan"), is available to all full-time employees and provides them with tax deferred salary reductions and alternative investment options (directly solely by the employees). Employees may contribute a portion of their salary, subject to certain limitations, including an annual maximum of $14,000 for employees under 50 years of age and $18,000 for employees over 50 years of age. The Company matches employees' contributions to the Plan, up to the first 8% of eligible compensation, at a 25% rate. The Company's matching contribution was approximately $38,000 and $25,000 for the years ended September 30, 2005 and 2004, respectively. The Company expensed approximately $28,000 and $8,000 in those fiscal years, respectively, with the remaining amounts of $10,000 and $17,000., respectively, satisfied by amounts previously funded by the Company but forfeited by terminated employees. The Company's contributions to the Plan vest over five years.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

 In December 2004, the FASB issued SFAS 123R, "Share-Based Payments", which is discussed in this Note 1 above, under "Stock compensation".

In March 2005, the FASB issued FASB Interpretation ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations", which clarifies that the term "conditional asset retirement obligations" as used in SFAS 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or the method of settlement are conditional on a future event that may or may not be within the control of the entity. This uncertainty should be factored into measurement of the liability, based on guidance provided in FIN 47. FIN 47 is effective for fiscal years ending after December 15, 2005 and adoption by the Company is not expected to have a material impact to the Company's overall results of operations or financial position.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In June 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections", which replaced APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting and reporting of a change in an accounting principle. APB 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new principle in net income for the period of the change. SFAS 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine the necessary information. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and adoption by the Company is not expected to have a material impact to the Company's overall results of operations or financial position.

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005 We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements. However, see Notes 4 and 5 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2005, which was based on our application of EITF 00-19 as well as other authoritative literature.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2005, which was based on our application of SFAS 150 as well as other authoritative literature.

In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's overall results of operations or financial position.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company's intangible assets is as follows:

                                               September 30, 2005                         September 30, 2004
                             --------------------------------------------   --------------------------------------------
                                Gross                                         Gross
                               Carrying      Accumulated      Net Book       Carrying       Accumulated       Net Book
                                Amount       Amortization       Value         Amount        Amortization       Value
                             ------------    ------------    ------------   ------------    ------------    ------------
Goodwill-Acquired Onstream   $  8,421,401    $       --      $  8,421,401   $       --      $       --      $       --
Goodwill - EDNet                1,271,444            --         1,271,444      1,601,444            --         1,601,444
Customer Lists - MOD            3,071,722      (2,303,791)        767,931      3,071,722      (1,689,447)      1,382,275
Customer Lists - Virage           332,000        (182,170)        149,830        332,000         (68,779)        263,221
                             ------------    ------------    ------------   ------------    ------------    ------------

                             $ 13,096,567    $ (2,485,961)   $ 10,610,606   $  5,005,166    $ (1,758,226)   $  3,246,940
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

The summarized balance sheet of Acquired Onstream as of the December 23, 2004 Onstream Merger is as follows, showing the fair values assigned by the Company to Acquired Onstream's assets and liabilities in accordance with SFAS 141 and recorded by the Company at that time.

         Cash and other current assets                  $     36,059
         Property and equipment                            2,667,417
                                                        ------------
         Total assets                                   $  2,703,476
                                                        ============

         Accounts payable and accrued expenses          $    814,739
         Notes payable and capitalized lease                 335,179
                                                        ------------
         Total liabilities                                 1,149,918
         Shareholder's equity                              1,553,558
                                                        ------------
         Total liabilities and shareholder's equity     $  2,703,476
                                                        ============

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Property and equipment in the above table represents the partially completed Digital Media Services Platform ("DMSP"), primarily Acquired Onstream's payments to its vendors SAIC, Virage, North Plains and Nine Systems. This was the primary asset included in the purchase of Acquired Onstream, and was recorded at fair value as of the December 23, 2004 closing, in accordance with SFAS 141 - see
Note 3. The fair value, determined by an independent third party appraiser, was primarily based on the discounted projected cash flows related to this asset for the next five years, as projected by the Company's and Acquired Onstream's management on a stand-alone basis without regard to the Onstream Merger. The discount rate utilized by the independent third party appraiser considered equity risk factors (including small stock risk and bridge/IPO stage risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

The $8,421,401 excess included in the $9,974,959 (see below) paid by the Company for 100% of Acquired Onstream over $1,553,558 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by the Company as goodwill, subject to regular future valuations and adjustments as required by SFAS 142. The Company's management performed internal valuations of this goodwill as of December 31, 2004 and as of September 30, 2005, determining that no impairment existed as of those dates. These internal valuations were performed on a basis consistent with the valuations of EDNET and MOD in conjunction with the September 30, 2005 and 2004 financial statements. The Company anticipates that its next evaluation of the Acquired Onstream goodwill and other intangible assets will be performed in connection with its December 31, 2005 financial statements and at least annually thereafter. In the event that it is determined that the Company will be unable to successfully complete, produce, market, or sell the DMSP, an impairment charge reflected in the Company's statement of operations could result at that time.

Accounts payable of $435,000 was comprised of amounts due to SAIC, North Plains and other vendors, which have been paid by the Company as of April 1, 2005 and therefore the carrying values were determined to be a reasonable approximation of fair value.

Accrued expenses included $362,000 of salary and expenses due to Company shareholders and officers, who were major shareholders in Acquired Onstream. This amount is after reduction for $200,000 paid by the Company at the time of the Onstream Merger and the repayment of these remaining amounts is subject to mutual agreement by the Company and the officers. Therefore, the carrying values were determined to be a reasonable approximation of fair value. $100,000 of the remaining amount was paid by the Company in February 2005.

A note payable of $181,500 bearing interest was repaid by the Company in February 2005 and therefore the carrying value plus the interest included in accrued expenses is determined to be a reasonable approximation of fair value. The capitalized lease liability of $153,000 bears interest at rates approximating market - see notes 4 and 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

The Company also issued common stock options to directors and management as additional compensation for the Onstream Merger - see "stock compensation" in
Note 1.

The carrying value of the Company's investment in Acquired Onstream at September 30, 2004 was $502,589, included in the balance sheet caption other non-current assets. Also included in other non-current assets at that date was $642,671 advanced from the Company to or on behalf of Acquired Onstream.

The following table sets forth the unaudited pro-forma consolidated results of operations for the years ended September 30, 2005 and 2004, giving effect to the Onstream Merger, as if the acquisition had occurred as of the beginning of the periods presented:

                                           For the years ended
                                              September 30,
                                      ---------------------------
                                          2005           2004
                                              (unaudited)

Revenue                               $  8,166,469    $ 7,584,118
                                      ============    ===========
Net loss                              $ (8,267,456)   $(5,514,915)
                                      ============    ===========
Net loss applicable to common stock   $ (9,363,187)   $(6,533,809)
                                      ============    ===========
Net loss per common share             $      (0.94)   $     (0.81)
                                      ============    ===========
Net loss applicable to common stock
  per common share                    $      (1.06)   $     (0.96)
                                      ============    ===========

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

The above pro-forma numbers include the effects of the $6.5 million in debt and equity financing discussed in Notes 4 and 6, since that financing was a condition of the Onstream Merger. The effect of including the pro-forma adjustments for this financing decreases the pro-forma net loss presented above by approximately $1,629,000 for the year ended September 30, 2005 and increases the pro-forma net loss presented above by approximately $477,000 for the year ended September 30, 2004. The difference between the pro-forma net loss and the pro-forma net loss applicable to common stock as presented above is entirely related to the inclusion of the effects of the equity portion of this $6.5 million financing.

EDNet, which is part of the Digital Asset Management Group, was purchased by the Company in June 2001. MOD, which is part of the Webcasting Group, was purchased by the Company in February 2002. In February 2004, the Company acquired certain assets and licensed certain software from Virage, Inc., which operations are part of the Digital Asset Management Group. The consideration was (i) $400,000 cash upon closing and (ii) a convertible secured note payable of $206,250, which was repaid on June 21, 2004. The Company determined that the purchase is not a "significant" transaction under Regulation S-B.

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The Company performed impairment tests on the two reporting units, the Webcasting Group and EDNet (the previous Networking Solutions Group). The Company, assisted by an independent third party appraiser, assessed the fair value of the net assets of each of those reporting units by considering the projected cash flows of those two groups and by analysis of comparable companies, including such factors as the relationship of the comparable companies' revenues to their respective market values. Based on these factors, the Company reduced the carrying value of EDNet's net assets by $330,000 and $470,000 for the years ended September 30, 2005 and 2004, respectively. The valuations of EDNet and the Webcasting Group incorporate management's estimates of sales growth, which sales estimates are dependent on the effect of the introduction of the DMSP, which is yet to be realized. The Company also concluded that there was no impairment of the Webcasting Group's net assets for the years ended September 30, 2005 and 2004.

The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

Amortization expense of the customer lists was approximately $728,000 and $683,000 for the years ended September 30, 2005 and 2004, respectively. Estimated amortization expense for future fiscal years is as follows:

         For the fiscal year ended September 30,
         2006                                    $   728,000
         2007                                        190,000
                                                 -----------
                                                 $   918,000
                                                 ===========

As of September 30, 2004, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan's uncured default under the note. Due to Curaspan's continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received. All scheduled payments have been made through January 4, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                    September 30,    September 30,
                                    ------------    ------------      Useful Lives
                                        2005            2004            (Years)
                                    ------------    ------------   ---------------
Equipment and Software              $  7,178,929    $  6,530,075             1-5
DMSP                                   3,503,879            --                 3
Travel video library                   1,368,112       1,368,112               2
Furniture and fixtures                   231,905         219,373             5-7
Capitalized internal use software        385,985         113,794               3
Leasehold improvements                   234,988         243,833               5
                                    ------------    ------------
                                      12,903,798       8,475,187
Less:  Accumulated depreciation
         and amortization             (8,093,921)     (7,730,131)
                                    ------------    ------------

Net book value                      $  4,809,877    $    745,056
                                    ============    ============

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $413,000 and $675,000 for the years ended September 30, 2005 and 2004, respectively.

The DMSP is comprised of four separate "products", only two of which were available on an individual basis at the time of the Onstream Merger. The four separate products are transcoding, storage, search and retrieval and distribution. Effective April 29, 2005, all four products were accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating security features available through SAIC. The DMSP has not been depreciated as of September 30, 2005. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005. See Note 2 regarding the initial purchase of this asset from Acquired Onstream and Note 5 regarding the SAIC contract.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of unspecified due diligence expenses, attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believes are without merit. The Company has not refunded the deposit, which is included in deferred revenue as of September 30, 2005. The Company does not believe that the ultimate resolution of this matter will have a material impact on its financial condition or results of operations. Pending closing of this transaction, the Company had the right to continue, and has continued, its travel production and distribution operations. The cost of the travel video library is fully depreciated as of September 30, 2005 and the associated travel production and distribution revenues were $208,177 and $251,232, respectively, for the years ended September 30, 2005 and 2004.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

The 8% Convertible Debentures included an Additional Investment Right ("AIR") of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the "Additional 8% Convertible Debentures") have substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise. The Additional 8% Convertible Debentures included five-year warrants to purchase 761,250 common shares of ONSM for $1.65 per share and one-year warrants to purchase 2,175,000 common shares of ONSM for $1.00 per share. The one-year warrants were subject to the approval of a majority of the Company's shareholders, which was obtained at the September 13, 2005 shareholder meeting, and at which time the one-year term of those warrants began. In the event the one-year warrants are exercised, the Company will issue additional five year warrants, exercisable at $1.65 per share, to purchase 50% of the common shares of ONSM acquired upon the exercise of the one-year warrants.

The 8% Convertible Debentures contain a provision requiring mandatory redemptions of up to $1.0 million by June 2006, with at least $500,000 of that occurring by December 2005. These redemption amounts are reduced by the amount of securities converted into common shares before those dates. As of September 30, 2005, $2,705,000 of 8% Convertible Debentures, plus accrued interest, had been converted into 2,725,659 common shares. Accordingly, the Company is classifying the entire outstanding balance of the 8% Convertible Debentures as a non-current liability as of September 30, 2005. As of September 30, 2005, $3,820,000 of the 8% Convertible Debentures (including the AIR) had not been converted. See Note 9 regarding conversions occurring after September 30, 2005.

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares) on a registration statement declared effective by the SEC on June 29, 2005. Beginning on the date of such registration, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. Beginning in September 2007, any remaining 8% Convertible Debentures will be paid in nine equal quarterly installments. All or part of these installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company's issued and outstanding stock. The closing ONSM share price was $0.92 per share on January 11, 2006.

The 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price for each month that
(a) the Company's common shares are not listed on the Nasdaq Small Cap Market for a period of 3 trading days or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under the provisions of Rule 144(k).

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Convertible Debentures (continued)

The $1.65 warrants provide that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a "cashless exercise" whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price.

The holders of the 8% Convertible Debentures and the Additional 8% Convertible Debentures may be entitled to certain rescission rights - see Note 5.

Based on the Company's application of EITF 00-19 and SFAS 133, it determined that the existence of the 1% per month penalties for lack of an effective registration and/or listing for the company's shares, as well as the "cashless exercise" option, all discussed above, required that a portion of the amount originally recorded as equity for the $1.00 warrants and the embedded conversion feature in the 8% Convertible Debenture and Additional 8% Convertible Debenture, as well as the entire value recorded in equity for the $1.65 warrants, be classified as a current and non-current liability. Although the Company does not believe that these actual assessment of these penalties is likely, EITF 00-19 requires that the accounting for them be done without regard to probability. These amounts, totaling $3,017,168, were also subject to the accounting for potential rescission, which is discussed in Note 5. EITF 00-19 requires that the amount recorded as a liability be adjusted to fair value at each reporting period. Since the Company determined that there was no material difference between the original amounts recorded for these items in aggregate and their fair value as of September 30, 2005 in aggregate, there was no effect on the statement of operations related to this matter for the year ended September 30, 2005.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Convertible Debentures (continued)

The above transactions are summarized as follows through September 30, 2005:

         Initial gross proceeds                       $  6,525,000
         Less: conversions to common shares             (2,705,000)
         Less: initial discount                         (4,642,269)
         Plus: amortization of discount                  2,065,591
                                                      -------------
         8% Convertible Debentures, net of discount   $  1,243,322
                                                      ============


The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company's option. During the year ended September 30, 2005, the Company issued 267,248 common shares in lieu of the $310,427 interest accrued and due through that date.

Notes Payable

Notes payable consist of the following as of September 30:

                                                                                    2005          2004
                                                                                -----------    -----------
Note  payable  to  affiliate  of a director  of the  Company,  with  original
   funding in August 2005                                                       $   300,000    $      --
Note payable to a major shareholder of the Company,  with original funding in
   September 2005                                                                   300,000           --
Capitalized software lease                                                          130,198
Note payable to major investor - The principal was paid with cash and stock
   in December 2004 and the interest was paid with stock in January 2005               --        3,119,875
Note  payable  to  affiliate of a director  of the  Company,  with  original funding in February  2004.  Interest was paid in advance and the principal
   balance was paid in full in December 2004                                           --          300,000
Note  payable  to an  executive  and former  director of the Company, with original  funding in September 2004. The principal balance and accrued
   interest was paid in full in December 2004                                          --          100,000
                                                                                -----------    -----------

Total notes payable                                                                 730,198      3,519,875

Less: discounts on notes payable                                                   (     --)      (494,150)
                                                                                -----------    -----------

Notes payable, net of discount                                                      730,198      3,025,725
Less: current portion                                                              (330,598)      (365,500)
                                                                                -----------    -----------
Long term notes payable, net of discount                                        $   399,600    $ 2,660,225
                                                                                ===========    ===========


Interest expense to related parties was approximately $52,000 and $48,000 for the years ended September 30, 2005 and 2004, respectively. Related parties include Company directors and employees, and their affiliates, but exclude major shareholders.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable  (continued)

On August 19, 2005, the Company received a $300,000 loan from Asset Factoring International, Inc., whose Investment Manager is a member of our board of directors. The term of the loan is one year, with a 2% loan origination fee and interest of 8% per annum. All interest and fees are due and payable in the event of early repayment. The terms of the loan, which is collateralized by $600,000 (original purchase price) of recently purchased equipment and software, requires repayment within 5 days of the Company obtaining other financing, including but not limited to equipment financing. Accordingly, Asset Factoring has agreed to extend the repayment of this loan to at least February 1, 2006.

On October 11, 2005, the Company entered into a five-year note with a major shareholder in the aggregate principal amount of $750,000. The note, which is collateralized by $800,000 (original purchase price) of recently purchased hardware and software, bears interest at 10.85% per annum. At the Company's option, and with the consent of required security holders, both interest and principal may be paid in the form of the Company's Series A-10 Preferred Stock. In the event the loan is repaid in stock, the prepayment penalty will include all accrued interest. $300,000 of the related funding had been advanced prior to the signing of the note and is reflected in notes payable as of September 30, 2005. $150,000 of the remaining funding was received in October 2005 and the $300,000 balance of the funding commitment has not yet been received.

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which has an outstanding principal balance of $130,198 as of September 30, 2005. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. See Note 5.

All notes payable outstanding as of September 30, 2004 were satisfied on December 23, 2004 by cash payments totaling approximately $2.4 million and issuance of 100,000 shares of Series A-10 Convertible Preferred ("Series A-10"), which included five-year warrants to purchase 500,000 common shares of ONSM for $1.50 per share. In connection with the retirement of this indebtedness, the Company wrote off the related unamortized discount of approximately $494,000, which is included in interest expense for the year ended September 30, 2005. The details of the $2.4 million in repaid notes are as follows:

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable  (continued)

On February 26, 2004, the Company received a $300,000 loan from J&C Resources, LLC, whose President, Chairman and CEO is a members of our board of directors. The term of the loan was one year, and all interest was prepaid through the issuance of 21,000 shares of common stock. In addition, the Company issued 9,000 shares of common stock as an origination fee and 10,000 shares of common stock for legal and other fees. The shares issued for interest, origination and other fees resulted in a charge of approximately $83,000, which was recorded as a discount and was being amortized over the term of the note. The unamortized portion of this discount, shown as a reduction of the face value of the note on the balance sheet, was approximately $34,000 at September 30, 2004. This loan was repaid from the proceeds of new financing received by the Company in December 2004.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

As of September 30, 2005, the Company's balance sheet reflects a liability, net of discount, of $1,243,322 associated with the 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $11,636,084. The excess of these proceeds over the recorded liability was $10,392,762, of which a) $7,375,594 was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of September 30, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities" and b) $3,017,168 was reclassified to the liability "Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures", in accordance with EITF 00-19 and other applicable accounting, as discussed in Note 4.

As of November 30, 2005, fifteen individual investors had converted 8% Convertible Debentures of $2,875,000 and 61,969 shares of Series A-10 Preferred Stock to ONSM common shares. This represents approximately $3,565,000 of the amounts included in "equity securities subject to potential rescission" as of September 30, 2005. An additional amount of approximately $1,375,000 of the
September 30, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these fifteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 5:  COMMITMENTS AND CONTINGENCIES  (continued)

Consulting agreements - The Company is obligated under agreements to issue approximately 471,000 common shares and options to purchase approximately 700,000 shares (with exercise prices from $1.00 to $2.50) for consulting services subsequent to September 30, 2005, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $249,000.

SAIC agreement - As part of the December 2004 Onstream Merger (see Note 2), the Company became obligated under a Basic Ordering Agreement for Professional Solutions ("BOA") entered into by Acquired Onstream and SAIC in June 2003, pursuant to which SAIC would build an outsourced solution for customers that allows for management and use of digital rich media and offers flexible applications, including collaboration and re-purposing (the "DMSP"). SAIC agreed to design the DMSP, as hosted and managed by SAIC, to allow for the addition and customization of applications to fit the specific needs of customers. SAIC also agreed to provide certain hosting and back-office services directly to the Company, as Acquired Onstream's successor, and in support of the Company's customers.

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

Contemporaneously with the BOA, Acquired Onstream and SAIC entered into a Stock Issuance Agreement, pursuant to which Acquired Onstream, at its option, could pay up to 20% of $1,250,000 of invoices for services subsequent to the execution of the Stock Issuance Agreement, with its common stock. Such common stock would be valued at the lesser of $0.50 per share or fair market value as of the date of issuance. Prior to the Onstream Merger, Acquired Onstream had issued 158,910 shares of its common stock to SAIC under this arrangement, valued at approximately $59,000 and converted to 23,535 ONSM shares in December 2004. Acquired Onstream granted to SAIC certain piggyback registration rights in connection with any such shares of common stock issued to SAIC. Within 30 days after notice of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of the Acquired Onstream to another entity, SAIC had the right to terminate the Stock Issuance Agreement. SAIC did not terminate the Agreement and the Company has continued to pay 20% of SAIC invoices with ONSM common stock - 87,715 ONSM shares valued at $130,153 were issued to SAIC subsequent to the Onstream Merger and through September 30, 2005, including $57,142 included in Acquired Onstream's accounts payable at the time of the Onstream Merger - see Note 2. SAIC has not objected to the use of a fair market value for ONSM shares consistent with the December 2004 conversion of its Acquired Onstream shares to ONSM shares, even though such valuation is higher than the $0.50 per share maximum established in the Stock Issuance Agreement. However, the Company has entered into negotiations with SAIC which may result in the future discontinuance of the stock payment option.

As of September 30, 2005, SAIC had been paid approximately $1,736,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $143,000, of which the Company paid $50,000 in cash subsequent to that date.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance

On December 27, 2004, in connection with the Company's closing of Onstream Merger (see Note 2), the Company entered into four-year employment contracts with the Company's President, Executive Vice President, Chief Marketing Officer and Executive Vice President of Business Development. The contracts provide for base annual salaries of $163,000 ($178,000 for the President) increasing 10% per year. Each executive also receives a combined auto allowance, deferred compensation allocation and dues reimbursement allowance of $35,000 per year. In the event of a subsequent change of control or termination without cause, the Company is obligated to make payments of base salary for three years, which the executive may elect to take in a lump sum payment, plus benefits for two years. On March 8, 2005 the Company entered into a similar three-year employment agreement with its Chief Financial Officer, with a base salary of $150,000 and other compensation of $27,000 per year. In the event of a subsequent change of control or termination without cause, the company is obligated to make payments of base salary and benefits for nine months.

Lease Commitments

In September 2002, the Company completed the sale and lease back of its principal executive offices in Pompano Beach, Florida. In connection with the agreement the Company entered into a five-year operating lease ending in September 2007. The lease provides for one five-year renewal option. The monthly base rental is currently approximately $17,000 (including the Company's share of property taxes and common area expenses) with annual three percent (3%) increases. Approximately $80,000 is included in accounts payable at September 30, 2005 related to amounts due under this lease.

In May 2004, the Company entered into a five-year operating lease for office space in San Francisco. The lease provides for one five-year renewal option at 95% of fair market value. The monthly base rental is approximately $15,000 with annual increases up to five percent (5%).

In December 2005, the Company extended its annual operating lease for office space in New York City, through December 31, 2006. The monthly base rental is approximately $6,000.

Future minimum lease payments required under the non-cancelable leases, plus the capital lease discussed in Note 4, are as follows:

                                              Operating      Capital       All
        Year Ending September 30:                Leases       Lease       Leases
   2006                                       $  446,448   $   40,394   $  486,842

   2007                                          408,155       40,394      448,549

   2008                                          196,517       40,394      236,911

   2009                                          111,095       26,931      138,026

   2010                                             --           --           --
                                              ----------   ----------   ----------
Total minimum lease payments                  $1,162,215      148,113   $1,310,328
                                              ==========                ----------
Less: amount representing interest                             17,916
                                                           ----------
Present value of net minimum lease payments                   130,197
Less: current portion                                          30,597
                                                           ----------
Long-term portion                                          $   99,600
                                                           ==========

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (continued)

Total rental expense for all operating leases was approximately $452,000 and $483,000 for the years ended September 30, 2005 and 2004, respectively.

Annual Long Distance Purchase Commitment

EDNet entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a purchase commitment of approximately $384,000 (before taxes) per year. The Company is in compliance with this agreement, which expires in March 2006, and in December 2005 completed negotiations for a two-year renewal that included a purchase commitment of approximately $120,000 (before taxes) per year with approximately 40% lower rates.

NOTE 6:  CAPITAL STOCK

Common Stock

In October 2003, the Company raised approximately $864,000 in a private placement to a group of 17 accredited investors for 411,500 shares of its common stock, plus four-year warrants for an aggregate of 82,300 common shares at an exercise price of $3.00 per share. In connection with this private placement, the Company issued 53,495 shares of common stock, with a fair value of approximately $112,000, for commissions and finders fees, which were recorded as a reduction of additional paid-in capital. The Company granted the purchasers registration rights covering the shares, including the shares issuable upon exercise of the warrants.

In February 2004, the Company issued 32,500 shares of common stock for an origination fee in connection with the issuance of Series A-11 Convertible Preferred Stock and 52,500 shares of common stock for prepaid dividends related to the same issuance.

During the year ended September 30, 2004, the Company issued 195,000 shares of common stock for consulting and financial advisory services. The services were provided over periods ranging from 1 to 12 months, and resulted in a professional fees expense of approximately $434,000 over the service period. During the same period, the Company issued warrants and options to purchase 270,000 shares of common stock at prices from $2.25 to $2.50 per share, which will result in professional fees expense of approximately $523,000 over the service period from 12 to 24 months. See Note 8.

During the year ended September 30, 2004, the Company issued 176,192 shares of common stock arising from the conversion of preferred shares - 33,334 common shares for 25,000 shares of Series A-8 Convertible Preferred Stock and 142,858 common shares for 20,000 shares of Series A-9 Convertible Preferred Stock.

During the year ended September 30, 2004, the Company issued 434,694 shares of its common stock for loan payments and interest, primarily the following three transactions:

         In October 2003, under the terms of a redemption agreement for a portion of 6% convertible debentures originally sold on December 8, 2000, the debentures were satisfied by approximately $610,000 in cash and 300,000 shares of the Company's common stock, valued at $2.50 per share, or $750,000. This transaction resulted in a net gain of approximately $185,000, included in other income and expense for the year ended September 30, 2004.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 6:  CAPITAL STOCK  (Continued)

Common Stock (Continued)

         In February 2004, the Company issued 40,000 shares of common stock for interest and expenses related to a loan from an affiliate of a Company director - see Note 4.

         In March 2004 the Company sold an aggregate of $150,000 principal amount of 14% convertible debentures to accredited investors. The term of the debentures were one year, and all interest and fees were prepaid through the issuance of 19,226 shares of common stock. In April 2004, the holders converted the debentures into 75,000 shares of common stock, using a fixed conversion price of $2.10 per share, which was below the stock price at the time of the original sale. Approximately $72,000 for the value of this beneficial conversion feature plus the common shares issued for interest and fees was charged to interest expense during the year ended September 30, 2004.

During the year ended September 30, 2004, the Company issued 64,000 shares of common stock to settle approximately $154,000 of certain liabilities with various vendors, which was approximately equal to the value of the stock at the date of issuance. This included 34,000 shares of common stock provided to vendors of Acquired Onstream to settle approximately $82,000 of Acquired Onstream obligations, which was recorded by the Company as an increase in its receivable from Acquired Onstream.

In December 2004, the Company issued 2,207,966 shares of its common stock in connection with the Onstream Merger - see Note 2.

During the year ended September 30, 2005, the Company issued 2,725,659 ONSM common shares as a result of a eleven individual investors' conversions of $2,705,000 8% Convertible Debentures and Additional 8% Convertible Debentures, plus accrued interest through the respective conversion dates - see Notes 4 and
5. Also during the year ended September 30, 2005, the Company issued 619,690 ONSM common shares as a result of four individual investors' conversions of a total of 61,969 shares of Series A-10 preferred shares, which included accrued dividends through the respective conversion dates - see Note 5 and below.

During the year ended September 30, 2005, the Company issued 712,626 shares of common stock for consulting, financial, advisory and other services, as follows:

         497,135 shares valued at approximately $779,000 and recognized as professional fees expense over the various service periods of up to 24 months. 12,273 of these shares were issued to a company controlled by the Company's former CFO. None of the remaining shares were issued to Company directors or officers. See Note 5 regarding the Company's obligation to issue additional shares under such agreements.

         10,000 shares issued to an employee as a bonus, with an immediately expensed value of approximately $12,100 and 26,759 shares of common stock to employees under the Plan valued at approximately $34,000.

         87,715 shares issued to SAIC for services in connection with the DMSP, valued at $130,153 - see Note 5.

         91,017 shares for legal services valued at approximately $134,000, including $14,400 included in Acquired Onstream's accounts payable at the time of the Onstream Merger - see Note 2.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 6:  CAPITAL STOCK  (Continued)

Common Stock (Continued)

During the year ended September 30, 2005, the Company issued options to purchase its common shares, in exchange for consulting and financial advisory services, such options valued at approximately $590,000. The Company recognized professional fee expenses arising from these and prior issuances of shares and options for consulting and financial advisory services, including amounts related to certain executive severance agreements discussed above, of approximately $1,769,000 and $646,000 for the years ended September 30, 2005 and 2004, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $566,000 in deferred equity compensation expense at September 30, 2005, which will be amortized over the remaining periods of service for these issuances, which range from two to 21 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

In January 2005, also in connection with the Onstream Merger and pursuant to Board and shareholder approval received in December 2004, the Company issued 150,000 shares of ONSM common stock to Envision Management Group, a consulting firm controlled by Ms. Gail Babitt, our former CFO, and the Company issued 100,000 shares of ONSM common stock to Mr. George Stemper, our former COO currently employed by the Company in another capacity. The Company recorded the issuance of these common shares at $392,500, based on the fair value of the 250,000 shares at the date of Board and shareholder authorization, which was included in professional fee expense during the year ended September 30, 2005.

In January 2005, pursuant to Board approval received in December 2004, the Company issued Mr. Stemper 50,000 shares of ONSM common stock as an advance against sales commissions to be earned by him through August 31, 2005 in connection with a professional services agreement. The Company recorded the issuance of these common shares at $78,500, based on the fair value of the 50,000 shares at the date of Board authorization. Based on an August 1, 2005 employment agreement entered into between the Company and Mr. Stemper, these shares are considered fully earned by him as of August 31, 2005 and were expensed by the Company as of that date.

On June 29, 2005, the Company issued 606,000 ONSM common shares, to satisfy in full a penalty of 2,000 common shares per day for every day starting August 31, 2004, that certain common shares issued in April 2004 (arising from March 2004 convertible debentures) were not registered. The Company recorded interest expense of $943,840 for the year ended September 30, 2005, related to its valuation of this stock issued in satisfaction of this penalty. The valuation was based on the closing share price for each day that the penalty was incurred through June 29, 2005, when a registration statement filed with the SEC and containing these shares was declared effective.

During the year ended September 30, 2005, the Company issued 267,248 common shares in lieu of the $310,427 interest accrued and due through that date on the 8% Convertible Debentures and Additional 8% Convertible Debentures. During January 2005, the Company issued 85,488 shares of common stock in repayment of approximately $149,000 of interest due on a $3.0 million note through the date of repayment. See Note 4.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 6:  CAPITAL STOCK  (Continued)

Preferred Stock

As of September 30, 2005, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock.

Series A-8 Convertible Preferred Stock

In May 2003,  the  Company  issued  140,000  shares of  Series  A-8  Convertible
Preferred Stock ("Series A-8") to a shareholder as compensation for restructuring an existing loan to the Company and loaning the Company additional funds - see Note 4. In addition, the shareholder converted his outstanding common stock in the Company into 92,750 shares of Series A-8. In December 2004, this shareholder converted all 232,750 shares of Series A-8 held by him into 139,650 shares of Series A-10 Preferred Stock.

In May 2003, the Company also paid a finders fee of 25,000 shares of Series A-8 to a third party, which the holder converted to 33,334 shares of common stock during the year ended September 30, 2004.

Series A-9 Convertible Preferred Stock

In June 2003, the Company completed an agreement for a $750,000 private sale of Series A-9 Preferred Stock. In the first tranche the Company received $450,000 for the issuance of 30,000 shares of Series A-9 and four year warrants, exercisable at $4.50 per share, to purchase 10,000 shares of its common stock. In September 2003, the holders of the Series A-9 converted the 30,000 outstanding shares into 214,286 shares of common stock. At the same time, the investors executed the second tranche of the Series A-9, issuance of 20,000 shares of its Series A-9 Preferred Stock plus four year warrants, exercisable at $3.00 per share, to purchase 40,000 shares of common stock As of September 30, 2003, the Company had not received the $300,000 proceeds, which was therefore reflected in the September 30, 2003 balance sheet as a subscription receivable and satisfied during the first quarter of fiscal 2004.

In March 2004, the holders of 20,000 shares of Series A-9 converted those shares to 142,858 shares of common stock, based on a $2.10 per common share conversion price and a stated value of $15.00 per Series A-9 share. During the year ended September 30, 2004 the Company declared and paid cash dividends of approximately $14,000 on the Series A-9.

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

The Company's Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. During the year ended September 30, 2005, the Company issued 619,690 ONSM common shares as a result of four investors converting a total of 61,989 shares of Series A-10 preferred shares, which included 814 Series A-10 shares issued for accrued dividends through the respective conversion dates.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 6:  CAPITAL STOCK  (Continued)

Preferred Stock (Continued)

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

Series A-11 Convertible Preferred Stock

On February 10, 2004, the Company sold 25,000 shares of its Series A-11 non-voting redeemable Convertible Preferred Stock, plus three-year warrants to purchase 130,000 shares of its common stock, for $500,000. The three-year warrants are exercisable at $2.28 per share (based on 105% of the Company's common stock average closing bid price for the five trading days prior to February 10, 2004). The Company also issued 32,500 shares of restricted common stock to the purchaser as an origination fee and issued an additional 52,500 shares of restricted common stock in lieu of dividend payments over the initial 18-month term after closing. The Company determined that the estimated fair value of the warrants and the beneficial conversion feature, computed in accordance with EITF 98-05 and EITF 00-27, was immaterial. In December 2004, the Company redeemed all outstanding shares of Series A-11 for cash.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure. For the years ended September 30, 2005 and 2004 the Company provided webcasting services to one significant customer, Thomson Financial Group, under a contract, which can be terminated upon a 30-day notification. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $1,389,000, or approximately 17%, and approximately $1,808,000, or approximately 24%, of total consolidated revenue for the years ended September 30, 2005 and 2004, respectively. These revenues represented approximately 38% and 50% of Webcasting Group revenues for the same periods.

For the year ended September 30, 2005 the Company provided digital asset management services to another significant customer, America Online, Inc., under a contract which can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $1,184,000, or approximately 15% of total consolidated revenue for the year ended September 30, 2005. These revenues represented approximately 26% of Digital Asset Management Group revenues for the same period.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 7:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the years ended September 30, 2005 and 2004, and total assets by segment as of those dates.

                                                For the years ended
                                                   September 30,
                                            --------------------------
                                                2005           2004
                                            -----------    -----------
Revenue:

Digital Asset Management Group              $ 4,477,402    $ 3,953,842
Webcasting Group                              3,678,992      3,625,046
                                            -----------    -----------
Total consolidated revenue                  $ 8,156,394    $ 7,578,888
                                            ===========    ===========

Segment operating income (loss):

Digital Asset Management Group              $   763,540    $   615,426
Webcasting Group                                826,634        931,531
                                            -----------    -----------
Total segment operating income                1,590,174      1,546,957

Depreciation and amortization                (1,152,633)    (1,373,587)
Impairment loss on goodwill                    (330,000)      (470,000)
Corporate and unallocated shared expenses    (5,714,949)    (3,310,241)
Other (expense) income, net                  (4,030,480)      (365,795)
                                            -----------    -----------

Net loss                                    $(9,637,888)   $(3,972,666)
                                            ===========    ===========


                                                   September 30,
                                            -------------------------
                                                 2005         2004
                                            -----------   -----------
Total assets:

Digital Asset Management Group              $14,580,103   $ 3,373,128
Webcasting Group                              1,925,137     1,996,286
Corporate and unallocated                     1,016,847     2,092,975
                                            -----------   -----------
Total                                       $17,522,087   $ 7,462,389
                                            ===========   ===========


Depreciation, amortization and impairment losses are not utilized by the Company's primary decision makers for making decisions with regard to resource allocation or performance evaluation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2005, the Company had 15,114,093 issued and outstanding options and warrants, including 2,940,895 Plan Options; 2,436,273 Non-Plan Options to employees and directors; 1,199,906 Non-Plan Options to consultants; and 8,537,019 warrants issued in connection with various financings and other transactions, and including contingent warrants as discussed below.

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. On December 15, 2004, a majority of the Company's shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000, including stock grants of up to 500,000 shares. On September 13, 2004, a majority of the Company's shareholders voted to increase the number of shares available for issuance under the plan to 6,500,000, including stock grants of up to 3,000,000 shares.

In June 2003 the Company affected a one-for-fifteen reverse stock split. All references to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-fifteen reverse stock split.

As of September 30, 2005 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years. All options are granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company's shareholders voted to approve the cancellation (subject to the option holder's approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 121,774 of the Plan Options subject to this cancellation and re-issue had expired as of December 31, 2005.

In July 2005 the Company's Board of Directors granted 2,634,224 five-year Plan options, exercisable at $1.12 per share, which was the fair market value on the date of grant. This included 1,500,000 fully vested options to Company directors and senior management, with the balance issued to other Company employees and vesting quarterly during the year ended September 30, 2006. At the same time, the Board accelerated the vesting of 150,000 four-year Plan options previously granted to a Company executive in December 2004 at an exercise price of $1.21 per share, which was the fair market value on the date of grant. The options, which were to vest in installments of 50,000 options per year, beginning December 15, 2005, were declared fully vested. At the same time, the Company issued 26,759 Plan fully paid stock grants to Company executives.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)


Detail of Plan Option activity for the years ended September 30, 2005 and 2004 is as follows:


                                            September 30, 2004      September 30, 2005
                                          ----------------------  ---------------------
                                                       Weighted               Weighted
                                                       Average                Average
                                          Number of    Exercise   Number of   Exercise
                                            Shares      Price      Shares       Price
                                          ---------    ---------  --------    ---------
Balance, beginning of period                236,100    $   21.93   464,942    $   31.40
Granted during the period                 2,984,224         1.14      --
Expired or forfeited during the period     (279,429)        2.66  (228,842)       41.17
                                          ---------                -------
Balance, end of the period                2,940,895         1.89   236,100        21.93
                                          ---------                -------
Exercisable at end of the period          1,806,671    $    2.37   213,436    $   22.67
                                          ---------                -------

The Company's 1,700,000 outstanding Plan Options at September 30, 2005 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 5 years and exercise prices ranging from $1.12 to $1.57 per share. The Company's 106,671 outstanding Plan Options subject to this cancellation and re-grant have a remaining life of less than 1 year and exercise prices ranging from $7.50 to $26.25 per share.

As of September 30, 2005, the Company has 2,436,273 outstanding Non Plan options issued to employees and directors, of which 2,431,390 were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of issuance); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of issuance); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.

As of September 30, 2005, the Company had 1,199,906 outstanding Non Plan options issued to consultants, of which 929,240 were issued during the year ended September 30, 2005, 870,000 with exercise prices ranging from $1.10 to $3.00 per share, and 59,240 issued at an exercise price of $3.376 per share in conjunction with the Onstream Merger. These options issued to consultants have exercise prices from $1.10 to $4.50 per share and expire at various dates from January 2006 to March 2010. 395,000 of the above options, including 125,000 options issued prior to the year ended September 30, 2005, were not vested as of that date. See Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2005, the Company had outstanding vested warrants to purchase an aggregate of 7,449,519 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.00 to $45.00 expiring from August 2005 to April 2010. During the year ended September 30, 2005 the Company granted 7,022,693 of these warrants - 2,175,000 one-year warrants at an exercise price of $1.00 per share issued in connection with the Additional 8% Convertible Debentures; 2,936,250 five-year warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 1,790,000 five-year warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. In addition, 262,300 of these warrants were granted by the Company in connection with other financing activities in periods prior to the year ended September 30, 2005-10,000 four-year warrants at an exercise price of $4.50 per share issued with the sale of Series A-9; 40,000 one-year warrants at an exercise price of $3.00 per share issued with the sale of Series A-9; 130,000 three-year warrants at an exercise price of $2.28 per share issued with the sale of Series A-11; and 82,300 four-year warrants at an exercise price of $3.00 per share issued with the sale of common stock. See Notes 4 and 6.

These vested warrants do not include 1,087,500 warrants at an exercise price of $1.65 per share, which have been approved for issuance by a majority of the Company's shareholders, such issuance contingent on the exercise of $1.00 warrants issued in connection with the Additional 8% Convertible Debentures - see Note 5.

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

During October 2005, the Company issued 174,211 ONSM common shares as a result of two investors' conversion of $170,000 of 8% Convertible Debentures, plus accrued interest.

During   October  2005,  the  Company  issued  45,000  ONSM  common  shares  for professional services valued at approximately $45,000.

The Company's Board of Directors declared a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment.

On November 30, 2005, the Company borrowed $300,000 from Platinum Credit Group, LLC, secured by a secondary lien on up to $300,000 of the Company's tangible equipment and other assets. In addition, the Company dedicated certain receivables and financing proceeds to assure the repayment of the Note on or before its due date of March 1, 2006. Origination and finder's fees totaling $30,000 were paid in connection with this financing. Interest was paid in the form of 44,444 shares of ONSM common stock, which the Company agreed to include on the next S-3 or other registration statement filed.

During December 2005, the Company issued 15,510 ONSM common shares as a result of three investors' conversion of 1,551 shares of Series A-10 Preferred.

During January 2006, the Company issued 95,672 common shares in lieu of the $74,622 interest accrued and due through December 31, 2005 on the 8% Convertible Debentures and the Additional 8% Convertible Debentures.

During January 2006, the Company issued 305,878 common shares as satisfaction for equipment purchases of $151,350 included in accounts payable at September 30, 2005, plus another $75,000 of equipment purchases to be received after that date. During January 2006, the Company also issued 20,000 common shares for professional services valued at approximately $20,000.