Form 10QSB
period 2005-12-31
Onstream Media CORP
filed 2006-02-21
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 10, 2006 the registrant had issued and outstanding 13,173,439 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

Item 1 - Financial Statements

   Unaudited Consolidated Balance Sheet at December 31, 2005
       and Consolidated Balance Sheet at September 30, 2005                3 - 4

   Unaudited Consolidated Statements of Operations for the Three
       Months Ended December 31, 2005 and 2004                                 5

   Unaudited Consolidated Statement of Stockholders' Equity for the Three
       Months Ended December 31, 2005                                          6

   Unaudited Consolidated Statements of Cash Flows for the Three Months
       Ended December 31, 2005 and 2004                                     7 -8

   Notes to Unaudited Consolidated Financial Statements                   9 - 33

Item 2 - Management's Discussion and Analysis
        or Plan of Operations                                            34 - 41

Item 3 - Controls and Procedures                                              42

                                PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    43

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          43

Item 3 - Defaults upon Senior Securities                                      44

Item 4 - Submission of Matters to a Vote of Security Holders                  44

Item 5 - Other Information                                                    44

Item 6 - Exhibits                                                             44

Signatures                                                                    44

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              December 31,  September 30,
                                                                  2005          2005
                                                              -----------   -----------
                                                                     (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $        --   $     4,137
   Restricted cash                                                  8,485         8,485
   Accounts receivable, net of allowance for
     doubtful accounts of $29,700 and $28,690, respectively     1,130,767     1,274,974
   Prepaid expenses                                               506,316       604,928
   Inventories                                                     88,467        86,168
   Other current assets                                             6,937         8,914
                                                              -----------   -----------
Total current assets                                            1,740,972     1,987,606

PROPERTY AND EQUIPMENT, net                                     4,849,110     4,809,877
INTANGIBLE ASSETS, net                                            735,826       917,761
GOODWILL, net                                                   9,692,845     9,692,845
OTHER NON-CURRENT ASSETS                                          165,170       113,998
                                                              -----------   -----------
Total assets                                                  $17,183,923   $17,522,087
                                                              ===========   ===========

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                                                               December 31,    September 30,
                                                                                                   2005            2005
                                                                                               ------------    ------------
                                                                                                (unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                    $  1,706,622    $  1,710,808
   Amounts due to shareholders and officers                                                         224,419         224,419
   Deferred revenue                                                                                 195,712         170,971
   Notes payable - current portion, net of discount                                                 586,301         330,598
   Detachable Warrants and Embedded Conversion Feature
      associated with 8% Convertible Debentures -  current portion                                1,512,835       2,314,521
                                                                                               ------------    ------------
Total current liabilities                                                                         4,225,889       4,751,317

8% Convertible Debentures, net of discount                                                        1,393,593       1,243,322
Notes payable - net of current portion, net of discount                                             541,749         399,600
Detachable Warrants and Embedded Conversion Feature
  associated with 8% Convertible Debentures, net of current portion                                 194,581         702,647
                                                                                               ------------    ------------

Total liabilities                                                                                 6,355,812       7,096,886
                                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
Series A-10 Convertible Preferred stock, including potentially redeemable
  common stock issued upon conversion                                                             4,946,521       4,779,998
Detachable warrants associated with 8% Convertible Debentures; beneficial conversion rights included in 8% Convertible Debentures; and potentially redeemable common stock
  issued upon conversion and/or in lieu of interest on 8% Convertible Debentures                  3,833,910       2,595,596
                                                                                               ------------    ------------
Total equity securities subject to potential rescission                                           8,780,431       7,375,594
                                                                                               ------------    ------------


STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share,  authorized
  700,000 shares, 431,132 and 416,031 issued and outstanding,
  respectively                                                                                           43              41
Common stock, par value $.0001 per share; authorized 75,000,000 shares,
  12,921,716 and 12,191,001 issued and outstanding, respectively                                      1,292           1,219
Unamortized discount                                                                             (1,904,621)     (2,067,461)
Additional paid-in capital                                                                       76,371,666      75,556,043
Accumulated deficit                                                                             (72,420,700)    (70,440,235)
                                                                                               ------------    ------------
Total stockholders' equity                                                                        2,047,680       3,049,607
                                                                                               ------------    ------------
Total liabilities and stockholders' equity                                                     $ 17,183,923    $ 17,522,087
                                                                                               ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                               Three Months Ended,
                                                                                  December 31,
                                                                          ----------------------------
                                                                               2005            2004
                                                                          ------------    ------------
REVENUE:
    Digital asset management                                              $    446,828    $    532,899
    Network usage and services                                                 503,485         495,487
    Network equipment sales and rentals                                         66,645         211,790
    Webcasting                                                                 794,090         927,478
    Travel production and distribution                                          45,747          56,026
                                                                          ------------    ------------
Total revenue                                                                1,856,795       2,223,680
                                                                          ------------    ------------

COSTS OF REVENUE:
    Digital asset management                                                   149,948         174,726
    Network usage and services                                                 238,299         274,922
    Network equipment sales and rentals                                         14,036         121,024
    Webcasting                                                                 302,451         194,533
    Travel production and distribution                                          17,469          12,151
                                                                          ------------    ------------
Total costs of revenue                                                         722,203         777,356
                                                                          ------------    ------------

GROSS MARGIN                                                                 1,134,592       1,446,324
                                                                          ------------    ------------

OPERATING EXPENSES:
    General and administrative:
        Compensation                                                         1,140,569       1,071,766
        Professional fees                                                      555,068         503,979
        Other                                                                  345,036         312,267
     Depreciation and amortization                                             406,293         293,232
                                                                          ------------    ------------
Total operating expenses                                                     2,446,966       2,181,244
                                                                          ------------    ------------

Loss from operations                                                        (1,312,374)       (734,920)
                                                                          ------------    ------------

OTHER (EXPENSE) INCOME:
   Interest income                                                               1,391           1,694
   Interest expense                                                           (443,627)     (1,022,186)
   Other (expense) income, net                                                  17,068         (99,013)
                                                                          ------------    ------------

Total other (expense) income, net                                             (425,168)     (1,119,505)
                                                                          ------------    ------------

Net loss                                                                  $ (1,737,542)   $ (1,854,425)
                                                                          ============    ============

Loss per share - basic and diluted:

Net loss per share                                                        $      (0.14)   $      (0.37)
                                                                          ============    ============

Weighted average shares of common stock outstanding - basic and diluted     12,401,540       5,040,598
                                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2005

                                   (Unaudited)

                                                                         Common Stock                 Additional Paid-in
                                           Series A- 10           ----------------------------              Capital
                                         Preferred Stock                                          ----------------------------
                                     Shares          Amount          Shares            Amount         Gross          Discount
                                  ------------    ------------    ------------     ------------   ------------    ------------
Balance, September 30, 2005          416,031      $         41      12,191,001    $      1,219    $ 75,556,043      $ (2,067,461)

Conversion of 8% Convertible
    Debentures to common shares           --                --         174,211              17         174,194                --

Conversion of Series A-10
    preferred shares to common
    shares                            (1,551)               --          15,510               2              (2)               --

Issuance of shares,
    warrants and
    options for
    equipment, services
    and incentives                        --                --         400,878              40         458,942                --

Common shares issued for
    interest on 8%
    Convertible
    Debentures and
    Notes Payable                         --                --         140,116              14         111,052                --

Dividends accrued on
    Series A-10
    preferred                         16,652                 2              --              --         166,522           162,840

Increase in equity
    securities subject
    to potential
    rescission                            --                --              --              --         (95,085)               --

Net loss                                  --                --              --              --             --                 --
                                ------------      ------------    ------------    ------------    ------------      ------------

Balance, December 31, 2005           431,132      $         43      12,921,716    $      1,292    $ 76,371,666      $ (1,904,621)
                                ------------      ------------    ------------    ------------    ------------      ------------

                                    Accumulated
                                       Deficit          Total
                                    ------------    ------------
Balance, September 30, 2005         $(70,440,235)     $  3,049,607

Conversion of 8% Convertible
    Debentures to common shares               --           174,211

Conversion of Series A-10
    preferred shares to common
    shares                                    --                --

Issuance of shares,
    warrants and
    options for
    equipment, services
    and incentives                            --           458,982

Common shares issued for
    interest on 8%
    Convertible
    Debentures and
    Notes Payable                             --           111,066

Dividends accrued on
    Series A-10
    preferred                           (242,923)           86,441

Increase in equity
    securities subject
    to potential
    rescission                                --           (95,085)

Net loss                              (1,737,542)       (1,737,542)
                                    ------------      ------------

Balance, December 31, 2005          $(72,420,700)     $  2,047,680
                                    ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           December 31,
                                                                                    --------------------------
                                                                                        2005           2004
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(1,737,542)   $(1,854,425)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
           Depreciation and amortization                                                406,293        293,232
           Amortization of discount on notes payable                                     22,148        494,150
           Amortization of discount on convertible debentures                           320,271         13,519
           Interest penalty payable in common shares                                         --        346,820
           Interest expense paid in common shares                                        78,831             --
           Amortization of deferred services and incentives, including
              shares issued for severance and services                                  334,785        216,843
           Loss on equity basis investment in Acquired Onstream                              --        100,025
           Decrease in allowance for doubtful accounts                                      984          2,885
           Gain from settlements of obligations                                              --         (4,375)
           Loss on disposition/retirement of fixed assets                                    --         30,139
           Changes in assets and liabilities, net of effects from
               the Onstream Merger:
               Decrease (Increase) in accounts receivable                               143,223        157,362
               Decrease (Increase) in prepaid expenses                                  147,810        (33,370)
               Decrease (Increase) in other current assets                                1,977          1,778
               (Increase) Decrease in inventories                                        (2,299)        (9,755)
               Increase in accounts payable and accrued liabilities                     106,084        142,741
               Increase in deferred revenue                                              24,741        (62,031)
                                                                                    -----------    -----------
Net cash (used in) operating activities                                                (152,694)      (164,462)
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Acquired Onstream                                                            --     (1,455,920)
    Costs of Onstream Merger                                                                 --       (153,317)
    Acquisition of property and equipment                                              (263,591)      (105,822)
                                                                                    -----------    -----------
Net cash (used in) investing activities                                                (263,591)    (1,715,059)
                                                                                    -----------    -----------

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                        Three Months Ended
                                                                                          December 31,
                                                                                   --------------------------
                                                                                      2005           2004
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of 8% Convertible Debentures, net of expenses               $        --    $ 4,013,713
    Proceeds from Series A-10 convertible preferred, net of expenses                        --      2,063,530
    Proceeds from restricted cash                                                           --        200,000
    Proceeds from loans and notes payable, net of expenses                             420,000        150,000
    Dividends                                                                               --         (7,972)
    Repayment of loans, notes and leases payable                                        (7,852)    (2,550,000)
    Payment of Series A-11 convertible preferred                                            --       (500,000)
                                                                                   -----------    -----------
Net cash provided by financing activities                                              412,148      3,369,271
                                                                                   -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (4,137)     1,489,750

CASH AND CASH EQUIVALENTS, beginning of period                                           4,137         14,269
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                           $        --    $ 1,504,019
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest                                                    $    55,606    $    34,200
                                                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of shares, options and warrants in conjunction with the
       Onstream Merger                                                             $        --    $ 7,311,898
     Issuance of warrants with 8% Convertible Debentures                           $        --    $   695,525
     Issuance of warrants with Series A-10 convertible preferred                   $        --    $   922,756
     Conversion of note payable to Series A-10 convertible preferred               $        --    $ 1,000,000
     Conversion of Series A-8 convertible preferred to Series A-10 convertible
       preferred                                                                   $        --    $ 1,396,500
     Conversion of Series A-10 convertible preferred to common shares              $    15,510    $        --
     Conversion of 8% Convertible Debentures to common shares                      $   174,211    $        --
     Equity securities becoming subject to potential rescission
       including portion classified as liability                                   $    95,085    $        --
     Issuance of shares, warrants and options for deferred
       services and incentives                                                     $   232,632    $    36,000
     Issuance of shares for payment of accounts payable                            $   226,350    $        --
     Obligation to issue common shares for severance, services and financial
       penalties                                                                   $        --    $   817,820
     Issuance of common shares for interest                                        $   111,066    $        --
     Issuance of A-10 preferred shares for dividends                               $   166,522    $        --
     Disposal of property and equipment                                            $   502,366    $        --

The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

As a result of the Company's December 23, 2004 acquisition of Acquired Onstream (see note 2) , the Company changed its name to Onstream Media Corporation in January 2005 and has reorganized the previous three operating groups into two groups - Digital Asset Management and Webcasting. The Digital Asset Management group includes the previous Networking Solutions Group, as well as the operations resulting from software licenses and other assets acquired from Virage, Inc. and Acquired Onstream. The new Webcasting Group includes the previous Webcasting and Travel groups.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $72.4 million as of December 31, 2005. The Company's operations have been financed primarily through the issuance of equity and debt. For the three months ended December 31, 2005, ONSM had a net loss of approximately $1.7 million and cash used in operations of approximately $153,000. The Company had a working capital deficit of $2,484,917 at December 31, 2005.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

Goodwill and other intangible assets

Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets", provides that goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, continue to be amortized to expense over their estimated useful lives, although they are still subject to review and adjustment for impairment.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101 and SAB 104, "Revenue Recognition", and EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements". Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31, 2005 and 2004 is immaterial in relation to the Company's recorded liabilities.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging
Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's statement of operations, subject to the accounting for equity securities subject to potential rescission as discussed in Note 4.

Net Loss Per Share

For the three months ended December 31, 2005 and 2004, net loss per share is based on the weighted average number of shares of common stock outstanding. For the three months ended December 31, 2004 this weighted average includes the effect of 2,000 common shares per day that the Company was obligated to issue starting on August 31, 2004 through June 29, 2005, under a penalty provision contained in a March 2004 convertible debenture agreement. On June 29, 2005, the Company issued 606,000 common shares in full satisfaction of this penalty. The Company also recorded interest expense of $346,820 for the three months ended December 31, 2004, related to its valuation of the portion of this stock related to that three-month period. The valuation was based on the closing share price for each day that the penalty was incurred.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 15,342,212 and 7,703,588 at December 31, 2005 and 2004, respectively, which includes contingent warrants - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2005 have been excluded from the calculation of net loss per share: (i) 431,132 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,311,320 shares of our common stock and (ii) $3,650,000 of senior secured convertible notes ("8% Convertible Debentures") which could potentially convert into 3,650,000 shares of our common stock. The potential dilutive effects of the following convertible securities outstanding at December 31, 2004 have been excluded from the calculation of net loss per share: (i) 463,212 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,632,120 shares of our common stock and (ii) $4,350,000 of senior secured convertible notes ("8% Convertible Debentures") which could potentially convert into 4,350,000 shares of our common stock.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

                                         For the three months ended December 31,
                                         ---------------------------------------
                                                  2005             2004
                                              -----------      -----------
Net loss, as reported                         $(1,737,542)     $(1,854,425)
Total stock based compensation expense *         (190,986)      (1,035,535)
                                              -----------      -----------
Pro forma net loss                            $(1,928,528)     $(2,889,960)
                                              ===========      ===========
Net loss per share - basic and diluted:
    Net loss per share, as reported           $     (0.14)     $     (0.37)
                                              -----------      -----------
    Net loss per share, pro forma             $     (0.16)     $     (0.57)
                                              -----------      -----------

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

In December 2004, the Company issued 1,350,000 Non-Plan Options to directors and management as additional compensation for the closing of the Onstream Merger, which it accounted for in accordance with APB 25. The compensation value of these options, approximately $1.0 million, is included in the above table for the three months ended December 31, 2004, as it is considered to be an internal cost associated with a business combination, which is expensed in accordance with SFAS 141, "Business Combinations". See Note 2.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Effects of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, "Share-Based Payments", which is discussed in this Note 1 above, under "Stock compensation".

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005 We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements. However, see Notes 4 and 5 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30 and December 31, 2005, which was based on our application of EITF 00-19 as well as other authoritative literature.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after December 31, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30 and December 31, 2005, which was based on our application of SFAS 150 as well as other authoritative literature.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the annual financial statements of the Company as of September 30, 2005. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of December 31, 2005 and the results of their operations and cash flows for the three months ended December 31, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company's intangible assets is as follows:

                                               December 31, 2005                          September 30, 2005
                             --------------------------------------------   --------------------------------------------
                                 Gross                                          Gross
                               Carrying      Accumulated      Net Book        Carrying    Accumulated      Net Book
                                Amount       Amortization       Value          Amount       Amortization       Value
                             ------------    ------------    ------------   ------------    ------------    ------------
Goodwill-Acquired Onstream   $  8,421,401    $         --    $  8,421,401   $  8,421,401    $         --    $  8,421,401
Goodwill - EDNet                1,271,444              --       1,271,444      1,271,444              --       1,271,444
Customer Lists - MOD            3,071,722      (2,457,378)        614,344      3,071,722      (2,303,791)        767,931
Customer Lists - Virage           332,000        (210,518)        121,482        332,000        (182,170)        149,830
                             ------------    ------------    ------------   ------------    ------------    ------------
                             $ 13,096,567    $ (2,667,896)   $ 10,428,671   $ 13,096,567    $ (2,485,961)   $ 10,610,606
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

Acquired Onstream was a development stage company founded in 2001 that began the development of a feature rich digital asset management service, offered on an application service provider ("ASP") basis, to allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. This new product (the "Digital Media Services Platform" or "DMSP") is being designed and managed by Science Applications International Corporation ("SAIC"), one of the country's foremost IT security firms, providing services to all branches of the federal government as well as leading corporations.

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
                                                                ==========

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Property and equipment in the above table represents the partially completed DMSP, primarily Acquired Onstream's payments to its vendors SAIC, Virage, North Plains and Nine Systems. This was the primary asset included in the purchase of Acquired Onstream, and was recorded at fair value as of the December 23, 2004 closing, in accordance with SFAS 141 - see Note 3. The fair value, determined by an independent third party appraiser, was primarily based on the discounted projected cash flows related to this asset for the next five years, as projected by the Company's and Acquired Onstream's management on a stand-alone basis without regard to the Onstream Merger. The discount rate utilized by the independent third party appraiser considered equity risk factors (including small stock risk and bridge/IPO stage risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

The $8,421,401 excess included in the $9,974,959 paid by the Company for 100% of Acquired Onstream over $1,553,558 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by the Company as goodwill, subject to regular future valuations and adjustments as required by SFAS 142

The following table sets forth the unaudited pro-forma consolidated results of operations for the three months ended December 31, 2005 and 2004, giving effect to the Onstream Merger, as if the acquisition had occurred as of the beginning of the periods presented:

                                         For the three months ended December 31,
                                         ---------------------------------------
                                                   2005           2004
                                         ---------------------------------------
                                                     (unaudited)

Revenue                                       $  1,856,795    $ 2,233,755
                                              ============    ===========
Net loss                                      $ (1,563,139)   $(1,677,091)
                                              ============    ===========
Net loss applicable to common stock           $ (1,837,072)   $(1,951,024)
                                              ============    ===========
Net loss per common share                     $      (0.13)   $     (0.23)
                                              ============    ===========
Net loss applicable to common stock
  per common share                            $      (0.15)   $     (0.27)
                                              ============    ===========

The above pro-forma numbers include the effects of the $6.5 million in debt and equity financing discussed in Notes 4 and 6, since that financing was a condition of the Onstream Merger. The effect of including the pro-forma adjustments for this financing decreases the pro-forma net losses presented above by approximately $174,000 and $439,000 for the three months ended December 31, 2005 and 2004, respectively. The difference between the pro-forma net loss and the pro-forma net loss applicable to common stock as presented above is entirely related to the inclusion of the effects of the equity portion of this $6.5 million financing.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

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

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The Company performed impairment tests on the two reporting units, the Webcasting Group and EDNet (the previous Networking Solutions Group) as of September 30, 2005, as well as Acquired Onstream as of December 31, 2005. The Company, assisted by an independent third party appraiser, assessed the fair value of the net assets of each of those reporting units by considering the projected cash flows of those two groups and by analysis of comparable companies, including such factors as the relationship of the comparable companies' revenues to their respective market values. Based on these factors, the Company reduced the carrying value of EDNet's net assets by $330,000 as of September 30, 2005. The Company also concluded that there was no impairment of the Webcasting Group's net assets as of September 30, 2005 and no impairment of Acquired Onstream's net assets as of December 31, 2005. The valuations of EDNet, the Webcasting Group and Acquired Onstream incorporate management's estimates of sales growth, which sales estimates are dependent on the effect of the introduction of the DMSP, which is yet to be realized.

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

Prior to August 5, 2005, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan's uncured default under the note. Due to Curaspan's continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received. All scheduled payments have been made through February 4, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                                  December 31,     September 30,
                                                  ------------     -------------     Useful Lives
                                                      2005              2005            (Years)
                                                  ------------     -------------     ------------
Equipment and Software                          $    6,754,149    $   7,178,929         1-5
DMSP                                                 3,711,349        3,503,879           3
Travel video library                                 1,368,112        1,368,112           2
Furniture and fixtures                                 179,204          231,905         5-7
Capitalized internal use software                      385,985          385,985           3
Leasehold improvements                                 266,228          234,988           5
                                                --------------   --------------
                                                    12,665,027       12,903,798
Less:  Accumulated depreciation
         and amortization                           (7,815,917)      (8,093,921)
                                                --------------   --------------
Net book value                                  $    4,849,110   $    4,809,877
                                                ==============   ==============

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $224,000 and $103,000 for the three months ended December 31, 2005 and 2004, respectively. The Company recorded the disposal of approximately $500,000 of fully depreciated furniture and equipment during the three months ended December 31, 2005.

The DMSP is comprised of four separate "products", only two of which were available on an individual basis at the time of the Onstream Merger. The four separate products are transcoding, storage, search and retrieval and distribution. Effective April 29, 2005, all four products were accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating security features available through SAIC. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") of the DMSP's carrying cost began. See Note 2 regarding the initial purchase of this asset from Acquired Onstream and Note 5 regarding the SAIC contract.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believes are without merit. The Company has not refunded the deposit, which is included in deferred revenue as of December 31, 2005. The Company does not believe that the ultimate resolution of this matter will have a material impact on its financial condition or results of operations. Pending closing of this transaction, the Company had the right to continue, and has continued, its travel production and distribution operations. The cost of the travel video library is fully depreciated as of December 31, 2005 and the associated travel production and distribution revenues were $45,747 and $56,026, respectively, for the three months ended December 31, 2005 and 2004.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

The 8% Convertible Debentures contain a provision requiring mandatory redemptions of up to $1.0 million by June 2006, with at least $500,000 of that occurring by December 2005. These redemption amounts are reduced by the amount of securities converted into common shares before those dates. As of December 31, 2005, $2,875,000 of 8% Convertible Debentures, plus accrued interest, had been converted into 2,899,870 common shares. Accordingly, the Company is classifying the entire outstanding balance of the 8% Convertible Debentures as a non-current liability as of September 30 and December 31, 2005. As of December 31, 2005, $3,650,000 of the 8% Convertible Debentures (including the AIR) had not been converted. See Note 9 regarding conversions occurring after December 31, 2005.

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares) on a registration statement declared effective by the SEC on June 29, 2005. Beginning on the date of such registration, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. Beginning in September 2007, any remaining 8% Convertible Debentures will be paid in nine equal quarterly installments. All or part of these installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company's issued and outstanding stock. The closing ONSM share price was $0.86 per share on February 10, 2006.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

Based on the Company's application of EITF 00-19 and SFAS 133, it determined that the existence of the 1% per month penalties for lack of an effective registration and/or listing for the company's shares, as well as the "cashless exercise" option, all discussed above, required that a portion of the amount originally recorded as equity for the $1.00 warrants and the embedded conversion feature in the 8% Convertible Debenture and Additional 8% Convertible Debenture, as well as the entire value recorded in equity for the $1.65 warrants, be classified as a current and non-current liability. Although the Company does not believe that the actual assessment of these penalties is likely, EITF 00-19 requires that the accounting for them be done without regard to probability. These amounts, totaling $1,707,416 and $3,017,168 at December 31 and September 30, 2005, respectively, were also subject to the accounting for potential rescission, which is discussed in Note 5. EITF 00-19 requires that the amount recorded as a liability be adjusted to fair value at each reporting period. Since the Company determined that there was no material difference between the original amounts recorded for these items in the aggregate and their fair value as of September 30, 2005 in the aggregate, there was no effect on the statement of operations related to this matter for the year ended September 30, 2005. Although the fair value of the liability decreased during the three months ended December 31, 2005, this has been reflected on the financial statements for that period by a reduction in the liability and an increase in "Equity Securities Subject to Potential Rescission", with no net effect to the statement of operations, as it was determined these amounts were still subject to the accounting for potential rescission as of December 31, 2005 and were treated accordingly. See Note 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Convertible Debentures (continued)

The estimated fair value of the warrants (including warrants subject to shareholder approval and contingent warrants) given in connection with the Additional 8% Convertible Debentures plus the value of the Additional 8% Convertible Debentures' beneficial conversion feature, plus other direct costs associated with the financing, exceed the face value of the Additional 8% Convertible Debentures. In accordance with EITF 98-05 and EITF 00-27, which limits the recorded discount to the face value of the related debt, $2,175,000 was allocated to additional paid-in capital and debt discount and is being amortized to interest expense over the four year term of the Additional 8% Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities is expensed as interest at the time of the conversion.

The above transactions are summarized as follows through December 31, 2005:

      Initial gross proceeds                                  $ 6,525,000
      Less: conversions to common shares                       (2,875,000)
      Less: initial discount                                   (4,642,269)
      Plus: amortization of discount                            2,385,862
                                                              -----------
      8% Convertible Debentures, net of discount              $ 1,393,593
                                                              ===========

The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company's option. The Company issued 99,883 common shares in lieu of the $78,833 interest accrued during the three months ended December 31, 2005, which included 4,211 shares issued for $4,211 interest due on conversions during that period.

Notes Payable

Notes payable consist of the following as of December 31 and September 30, 2005:

                                                                                December 31,   September 30,
                                                                                    2005           2005
                                                                                -----------    -----------
Note  payable  to  affiliate  of a director  of the  Company,  with  original
   funding in August 2005 and due on August 19, 2006                            $   300,000    $   300,000
Note payable to a major shareholder of the Company,  with original funding in
   September 2005 and additional funding in October 2005.  Due in five years        450,000        300,000
Note payable, with original funding in November 2005 and due on March 1, 2006       300,000             --
Capitalized software lease                                                          122,346        130,198
                                                                                -----------    -----------
Total notes payable                                                               1,172,346        730,198
Less: discounts on notes payable                                                    (44,296)           (--)
                                                                                -----------    -----------
Notes payable, net of discount                                                    1,128,050        730,198
Less: current portion, net of discount                                             (586,301)      (330,598)
                                                                                -----------    -----------
Long term notes payable                                                         $   541,749    $   399,600
                                                                                ===========    ===========

Interest expense to related parties (including amortization of debt discount) was approximately $16,000 and $56,000 for the three months ended December 31, 2005 and 2004, respectively. Related parties include Company directors and employees, and their affiliates, but exclude major shareholders.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable  (continued)

On August 19, 2005, the Company received a $300,000 loan from Asset Factoring International, Inc., whose Investment Manager is a member of our board of directors. The term of the loan is one year, with a 2% loan origination fee and interest of 8% per annum. All interest and fees are due and payable in the event of early repayment. The terms of the loan, which is collateralized by $600,000 (original purchase price) of recently purchased equipment and software, requires repayment within 5 days of the Company obtaining other financing, including but not limited to equipment financing. Asset Factoring has agreed to extend the repayment of this loan to at least March 1, 2006.

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

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which has an outstanding principal balance of $122,346 and $130,198 as of December 31 and September 30, 2005, respectively. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. See Note 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

As of December 31, 2005, the Company's balance sheet reflects a liability, net of discount, of $1,393,593 associated with the 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $11,881,440. The excess of these proceeds over the recorded liability was $10,487,847, of which a) $8,780,431 was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of December 31, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities" and b) $1,707,416 was reclassified to the liability "Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures", in accordance with EITF 00-19 and other applicable accounting, as discussed in Note 4. The combined net increase in these two amounts for the three months ended December 31, 2005 was $95,085, which was reflected as a decrease in the Company's additional paid-in capital during that period.

As of February 10, 2006, nineteen individual investors had converted 8% Convertible Debentures of $2,975,000 and 66,367 shares of Series A-10 Preferred Stock to ONSM common shares. This represents approximately $3,741,000 of the amounts included in "equity securities subject to potential rescission" as of December 31, 2005. An additional amount of approximately $1,486,000 of the December 31, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these nineteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 5:  COMMITMENTS AND CONTINGENCIES  (continued)

Consulting agreements - The Company is obligated under agreements to issue approximately 285,000 common shares and options to purchase approximately 100,000 shares (with an exercise price of $1.00) for consulting services subsequent to December 31, 2005, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $47,000.

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

Contemporaneously with the BOA, Acquired Onstream and SAIC entered into a Stock Issuance Agreement, pursuant to which Acquired Onstream, at its option, could pay up to 20% of $1,250,000 of invoices for services subsequent to the execution of the Stock Issuance Agreement, with its common stock. Such common stock would be valued at the lesser of $0.50 per share or fair market value as of the date of issuance. Prior to the Onstream Merger, Acquired Onstream had issued 158,910 shares of its common stock to SAIC under this arrangement, valued at approximately $59,000 and converted to 23,535 ONSM shares in December 2004. Acquired Onstream granted to SAIC certain piggyback registration rights in connection with any such shares of common stock issued to SAIC. Within 30 days after notice of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of the Acquired Onstream to another entity, SAIC had the right to terminate the Stock Issuance Agreement. SAIC did not terminate the Agreement and the Company has continued to pay 20% of SAIC invoices with ONSM common stock - 87,715 ONSM shares valued at $130,153 were issued to SAIC subsequent to the Onstream Merger and through December 31, 2005, including $57,142 included in Acquired Onstream's accounts payable at the time of the Onstream Merger - see Note 2. SAIC has not objected to the use of a fair market value for ONSM shares consistent with the December 2004 conversion of its Acquired Onstream shares to ONSM shares, even though such valuation is higher than the $0.50 per share maximum established in the Stock Issuance Agreement. However, the Company has entered into negotiations with SAIC which may result in the future discontinuance of the stock payment option.

As of December 31, 2005, SAIC had been paid approximately $1,786,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $99,000, which is included in accounts payable on the Company's balance sheet at that date.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance

On December 27, 2004, in connection with the Company's closing of Onstream Merger (see Note 2), the Company entered into four-year employment contracts with the Company's President, Executive Vice President, Chief Marketing Officer and Executive Vice President of Business Development. The contracts provide for base annual salaries of $163,000 ($178,000 for the President) increasing 10% per year. Each executive also receives a combined auto allowance, deferred compensation allocation and dues reimbursement allowance of $35,000 per year. In the event of a subsequent change of control or termination without cause, the Company is obligated to make payments of base salary for three years, which the executive may elect to take in a lump sum payment, plus benefits for two years. On March 8, 2005 the Company entered into a similar three-year employment agreement with its Chief Financial Officer, with a base salary of $150,000 (increasing 10% each year, with the first increase effective December 27, 2005) and other compensation of $27,000 per year. In the event of a subsequent change of control or termination without cause, the company is obligated to make payments of base salary and benefits for nine months.

Lease Commitments

The Company is obligated under operating leases for each of its three offices in Pompano Beach, Florida; San Francisco, California and New York City, which call for monthly payments totaling approximately $38,000. The leases, with expiration dates ranging from 2006 to 2009, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of December 31, 2005, excluding the capital lease obligation discussed in Note 4, total approximately $1,048,000.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6:  CAPITAL STOCK

Common Stock

During the three months ended December 31, 2005, the Company issued (i) 174,211 ONSM common shares as a result of two investors' conversion of $170,000 of 8% Convertible Debentures, plus accrued interest and (ii) 15,510 ONSM common shares as a result of three investors' conversion of 1,551 shares of Series A-10 Preferred - see Note 5 and below.

During the three months ended December 31, 2005, the Company issued 400,878 shares of common stock for equipment and consulting, financial, advisory and other services, as follows:

      95,000 shares valued at approximately $97,100 and recognized as professional fees expense over various service periods of up to 6 months. None of these shares were issued to Company directors or officers. See
      Note 5 regarding the Company's obligation to issue additional shares under such agreements.

      305,878 common shares as satisfaction for equipment purchases of $151,350 included in accounts payable at September 30, 2005, plus another $75,000 of equipment purchases to be received after that date.

During the three months ended December 31, 2005, the Company issued options to purchase its common shares, in exchange for consulting and financial advisory services, such options valued at approximately $136,000. The Company recognized professional fee expenses arising from these and prior issuances of shares and options for consulting and financial advisory services, including amounts related to certain executive severance agreements, of approximately $335,000 and $217,000 for the three months ended December 31, 2005 and 2004, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $493,000 in deferred equity compensation expense at December 31, 2005, which will be amortized over the remaining periods of service for these issuances, which range from two to 18 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the three months ended December 31, 2005, the Company issued (i) 99,883 common shares in lieu of the $78,833 interest accrued and due through December 31, 2005 on the 8% Convertible Debentures and the Additional 8% Convertible
Debentures (which included 4,211 shares issued for $4,211 interest due on conversions during that period) and (ii) 44,444 shares common shares as prepaid interest on $300,000 borrowed from Platinum Credit Group, LLC - see Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6:  CAPITAL STOCK  (Continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of September 30 and December 31, 2005, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock. The holders of the Series A-10 may be entitled to certain rescission rights - see Note 5.

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

The Company's Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. In addition, the Company issued 814 Series A-10 shares in lieu of $8,140 dividends due on conversions during the year ended September 30, 2005. The Company's Board of Directors declared a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment. In addition, the Company issued 11 Series A-10 shares in lieu of $110 dividends due on conversions during the three months ended December 31, 2005.

As of December 31, 2005, the Company had issued 635,200 ONSM common shares as a result of seven investors converting a total of 63,520 shares of Series A-10 preferred shares, which included 825 Series A-10 shares issued for accrued dividends through the respective conversion dates.

The above transactions are summarized as follows through December 31, 2005:

Initial  number of Series A-10 shares  issued               454,650
Plus:  A-10 shares issued for regular  interest
and dividends                                                39,177
Plus: A-10 shares issued for conversion  dividends              825
Less: A-10 shares converted to common shares                (63,520)
                                                           --------
Number of Series A-10 shares outstanding                    431,132
                                                           ========

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6:  CAPITAL STOCK  (Continued)

Preferred Stock (Continued)

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

Other Preferred Stock Transactions

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

NOTE 7:  SEGMENT INFORMATION

The Company's operations are currently comprised of two operating groups, Digital Asset Management and Webcasting. These groups are managed from the Company's Pompano Beach facility, with their primary operating activities at the San Francisco and Pompano Beach facilities, respectively. See Note 1 for details about the Company's redefinition of its segments in fiscal 2005.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure. For the three months ended December 31, 2005 and 2004 the Company provided webcasting services to one significant customer, Thomson Financial Group, under a contract that can be terminated upon a 30-day notification. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $113,000, or approximately 6%, and approximately $517,000, or approximately 23%, of total consolidated revenue for the three months ended December 31, 2005 and 2004, respectively. These revenues represented approximately 13% and 53% of Webcasting Group revenues for the same periods.

For the three months ended December 31, 2005 and 2004 the Company provided digital asset management services to another significant customer, America
Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $276,000, or approximately 15%, and $222,000, or approximately 10%, of total consolidated revenue for the three months ended December 31, 2005 and 2004, respectively. These revenues represented approximately 27% and 18% of Digital Asset Management Group revenues for the same periods.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7:  SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the three months ended December 31, 2005 and 2004, and total assets by segment as of December 31 and September 30, 2005.

                                                    For the three months ended
                                                           December 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Revenue:

Digital Asset Management Group                    $  1,016,958     $  1,240,176
Webcasting Group                                       839,837          983,504
                                                  ------------     ------------
Total consolidated revenue                        $  1,856,795     $  2,223,680
                                                  ============     ============

Segment operating income (loss):

Digital Asset Management Group                    $    175,786     $    309,266
Webcasting Group                                        11,558          370,064
                                                  ------------     ------------
Total segment operating income                         187,344          679,330

Depreciation and amortization                         (406,293)        (293,232)
Corporate and unallocated shared expenses           (1,093,425)      (1,121,018)
Other (expense) income, net                           (425,168)      (1,119,505)
                                                  ------------     ------------
Net loss                                          $ (1,737,542)    $ (1,854,425)
                                                  ============     ============


                                                  December 31,     September 30,
                                                  -----------------------------
                                                      2005             2005
                                                  ------------     ------------
Total assets:

Digital Asset Management Group                    $ 14,373,145     $ 14,580,103
Webcasting Group                                     1,855,620        1,925,137
Corporate and unallocated                              955,158        1,016,847
                                                  ------------     ------------
Total                                             $ 17,183,923     $ 17,522,087
                                                  ============     ============


Depreciation, amortization and impairment losses are not utilized by the Company's primary decision makers for making decisions with regard to resource allocation or performance evaluation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2005, the Company had 15,342,212 issued and outstanding options and warrants, including 2,928,558 Plan Options; 2,434,606 Non-Plan Options to employees and directors; 1,499,906 Non-Plan Options to consultants; and 8,479,142 warrants issued in connection with various financings and other transactions, and including contingent warrants as discussed below.

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. On December 15, 2004, a majority of the Company's shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000, including stock grants of up to 500,000 shares. On September 13, 2005, a majority of the Company's shareholders voted to increase the number of shares available for issuance under the plan to 6,500,000, including stock grants of up to 3,000,000 shares.

As of December 31, 2005 the Company has granted options to management, employees and directors under the Plan. The term of these options are from three to eight years and the vesting periods are from immediate to four years. All options are granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company's shareholders voted to approve the cancellation (subject to the option holder's approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 135,109 of the Plan Options subject to this cancellation and re-issue had expired as of February 10, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

Detail of Plan Option activity for the three months ended December 31, 2005 is as follows:

                                                                    Weighted
                                                     Number of      Average
                                                      Shares     Exercise Price
                                                     ---------   --------------
      Balance, beginning of period                   2,940,895      $ 1.89
      Granted during the period                             --          --
      Expired or forfeited during the period           (12,337)      13.53
                                                     ---------

      Balance, end of the period                     2,928,558      $ 1.84
                                                     ---------

      Exercisable at end of the period               2,081,640      $ 2.13
                                                     ---------

The Company's 1,982,306 outstanding exercisable Plan Options at December 31, 2005 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 4.5 years and exercise prices ranging from $1.12 to $1.57 per share. The Company's 99,334 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 1 year and exercise prices ranging from $7.50 to $22.50 per share.

As of December 31, 2005, the Company has 2,434,606 outstanding Non Plan options issued to employees and directors, of which 2,431,390 were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of issuance); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of issuance); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.

As of December 31, 2005, the Company had 1,499,906 outstanding Non Plan options issued to consultants, of which (i) 300,000 were issued during the three months ended December 31, 2005, 225,000 with an exercise price of $1.00 per share and 75,000 with exercise prices ranging from $1.50 to $2.50 per share and (ii) 929,240 were issued during the year ended September 30, 2005, 870,000 with exercise prices ranging from $1.10 to $3.00 per share, and 59,240 issued at an exercise price of $3.376 per share in conjunction with the Onstream Merger. These options issued to consultants have exercise prices from $1.10 to $4.50 per share and expire at various dates from January 2006 to December 2010. 370,000 of the above options, including 125,000 options issued prior to the year ended September 30, 2005, were not vested as of that date. See Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2005, the Company had outstanding vested warrants to purchase an aggregate of 7,391,642 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.00 to $39.60 expiring from January 2006 to April 2010. During the year ended September 30, 2005 the Company granted 7,022,693 of these warrants - 2,175,000 one-year warrants at an exercise price of $1.00 per share issued in connection with the Additional 8% Convertible Debentures; 2,936,250 five-year warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 1,790,000 five-year warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. In addition, 262,300 of these warrants were granted by the Company in connection with other financing activities in periods prior to the year ended September 30, 2005-10,000 four-year warrants at an exercise price of $4.50 per share issued with the sale of Series A-9; 40,000 one-year warrants at an exercise price of $3.00 per share issued with the sale of Series A-9; 130,000 three-year warrants at an exercise price of $2.28 per share issued with the sale of Series A-11; and 82,300 four-year warrants at an exercise price of $3.00 per share issued with the sale of common stock. See Notes 4 and 6.

These vested warrants do not include 1,087,500 warrants at an exercise price of $1.65 per share, which have been approved for issuance by a majority of the Company's shareholders, such issuance contingent on the exercise of $1.00 warrants issued in connection with the Additional 8% Convertible Debentures - see Note 5.


NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

During January 2006, the Company issued 28,470 common shares as a result of a single investor's conversion of 2,847 shares of Series A-10 Preferred.

During January 2006, the Company issued 122,364 common shares for professional services valued at approximately $126,000.

During February 2006 the Company borrowed $250,000 from an individual. The principal, plus cash interest of 10% plus 25,000 common shares, is due on January 31, 2007. The Company is required to repay the loan within 15 days of obtaining financing in excess of $1 million.

During  February 2006, the Company issued 100,889 common shares as a result of a
single   investor's   conversion  of  $100,000  of  8%  Additional   Convertible
Debentures, plus accrued interest.

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

We had 61 full time employees as of December 31, 2005. Our operations are organized in two main operating groups:

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

The Webcasting Group, which operates primarily from facilities in Pompano Beach, Florida, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. Our Webcasting Group also includes our travel production and distribution operations, which produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

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

RESULTS OF OPERATIONS

Our consolidated net loss for the three months ended December 31, 2005 was approximately $1.7 million ($0.14 loss per share) as compared to a loss of approximately $1.9 million ($0.37 loss per share) for the comparable prior year period, a decrease of approximately $117,000 (6%). The decreased net loss for the three months ended December 31, 2005, as compared to the comparable prior year period, was due to higher non-cash interest expense in that prior year period, primarily comprised of (i) the write-off of unamortized discount arising from early debt repayments with the proceeds of the December 2004 8% Convertible Debenture and Series A-10 Preferred financing transactions and (ii) a penalty related to unregistered shares from a previous financing. The impact of the lower non-cash interest expenses was partially offset by lower sales and gross margin for the 2005 quarter as compared to the 2004 quarter, as well as increased operating expenses in the 2005 quarter, primarily compensation expenses arising from the Onstream Merger, increased professional fees and commencement of depreciation of the DMSP.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

                                                      PERCENTAGE OF REVENUE
                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                         2005        2004
                                                        ------      ------
Revenue:
    Digital asset management                              24.1%       24.0%
    Network usage and services                            27.1        22.3
    Network equipment sales and rentals                    3.6         9.5
    Webcasting                                            42.8        41.7
    Travel production and distribution                     2.4         2.5
                                                        ------      ------
Total revenue                                            100.0%      100.0%
                                                        ------      ------

Cost of revenue:
    Digital asset management                               8.1         7.9
    Network usage and services                            12.8        12.4
    Network equipment sales and rentals                    0.8         5.5
    Webcasting and related equipment                      16.3         8.7
    Travel production and distribution                     0.9         0.5
                                                        ------      ------
Total costs of revenue                                    38.9%       35.0%
                                                        ------      ------

Operating expenses:
    General administrative:
       Compensation                                       61.4        48.2
       Professional fees                                  29.9        22.6
       Other                                              18.6        14.0
    Depreciation and amortization                         21.9        13.2
                                                        ------      ------
Total operating expenses                                 131.8%       98.0%
                                                        ------      ------

Loss from operations                                     (70.7)%     (33.0)%
                                                        ------      ------

Other income (expense):
   Interest income                                         0.1         0.1
   Interest expense                                      (23.9)      (46.0)
   Other income (expense), net                             0.9        (4.5)
                                                        ------      ------
Total other expense, net                                 (22.9)      (50.4)
                                                        ------      ------

Net loss                                                 (93.6)%     (83.4)%
                                                        ======      ======

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

                                         For the three months ended
                                                 December 31,                   Increase (Decrease)
                                                 ------------                   -------------------
                                           2005              2004            Amount           Percent
                                        -----------      -----------      -----------      -----------
Total revenue                           $ 1,856,795      $ 2,223,680      $  (366,885)           (16.5)%
Total costs of revenue                      722,203          777,356          (55,153)            (7.1)%
                                        -----------      -----------      -----------      -----------
   Gross margin                           1,134,592        1,446,324         (311,732)           (21.6)%
                                        -----------      -----------      -----------      -----------

General and administrative expenses       2,040,673        1,888,012          152,661              8.1%
Depreciation and amortization               406,293          293,232          113,061             38.6%
                                        -----------      -----------      -----------      -----------
   Total operating expenses               2,446,966        2,181,244          265,722             12.2%
                                        -----------      -----------      -----------      -----------

Loss from operations                     (1,312,374)        (734,920)         577,454             78.6%

Other expense                              (425,168)      (1,119,505)        (694,337)           (62.0)%
                                        -----------      -----------      -----------      -----------

Net loss                                $(1,737,542)     $(1,854,425)     $  (116,883)            (6.3)%
                                        ===========      ===========      ===========      ===========

Revenues and Gross Margin

Consolidated operating revenue decreased approximately $367,000 (17%) over the comparable prior year period, to approximately $1.9 million for the three months ended December 31, 2005. This decrease was primarily due to decreased revenues of the Digital Asset Management Group. We recorded approximately $447,000 of revenues from digital asset management services during the three months ended December 31, 2005, as compared to approximately $533,000 in the comparable prior year period. This decrease was due primarily to a single customer's election to discontinue for fiscal 2005 their seasonal activity that we provided related digital asset management services for during fiscal 2004. Revenue from network equipment sales and rentals, also part of the Digital Asset Management Group, was approximately $67,000 during the three months ended December 31, 2005, a decrease of approximately $145,000 (69%) from the comparable prior year period. We have reduced our sales focus on this lower margin area and are currently evaluating our future involvement in this activity, as part of the reorganization of our sales function discussed below.

We expect the revenues of the Digital Asset Management Group to exceed the corresponding prior year amounts for the remainder of fiscal year 2006, although such increase cannot be assured. This is because we expect to see increased sales in this group, including network usage and services revenues, arising from the marketing of the DMSP and related products although such increases cannot be assured. We also anticipate increased digital asset management services revenues in fiscal 2006 arising from the signing of new customers for customized application and set-up work, as well as ongoing processing, although such increase cannot be assured.

Webcasting Group revenues decreased by approximately $144,000 (15%) from the comparable prior year period, to approximately $840,000 for the three months ended December 31, 2005, primarily due to decreased sales to a single major customer. Although sales to this single customer began to decline prior to October 1, 2005, the rate of decline was accelerated during the three months ended December 31, 2005, primarily as a result of communications difficulties we experienced as a result of the aftermath of Hurricane Wilma in late October as well as this customer's development of alternative in-house webcasting capabilities. This decline was partially offset by an increase in sales to other customers, a continuation of the growth in our sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 1,000 webcasts for the three months ended December 31, 2005 compared to approximately 1,300 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $782 for the 2005 quarter compared to approximately $710 for the comparable 2004 quarter.

We expect the revenues of the Webcasting Group to exceed the corresponding prior year amounts for the remainder of fiscal year 2006, although such increase cannot be assured. This is due to our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are continuously upgrading our webcasting software and hardware infrastructure, allowing us to introduce new features to the market on an ongoing basis. We are also currently developing the next generation of our Webcasting platform, which we expect to introduce by the end of fiscal year 2006. See Liquidity and Capital Resources below.

Consolidated gross margin was approximately $1.1 million for the three months ended December 31, 2005, a decrease of approximately $312,000 (22%) from the comparable prior year period. This decrease was primarily due to the decreased sales of approximately $367,000 discussed above. In addition, webcasting cost of sales increased by approximately $108,000 for the three months ended December 31, 2005, versus the comparable prior year period. This was primarily due to (i) an increase in the number of webcast events requiring us to incur incremental production costs to augment our existing infrastructure - such costs are rebilled to our customers at lower margins than we experience on the standard service portion of our business and (ii) an increase in our fixed costs in anticipation of supporting higher sales levels. Based on our sales expectations discussed above, we expect gross margin to exceed the corresponding prior year amounts for the remainder of fiscal year 2006, although such increase cannot be assured.

We began a reorganization of our sales function in April 2005, which included changes in personnel and changes in compensation amounts and methods. Our CEO has directly supervised the sales function since that time and intends to do so until the reorganization is satisfactorily completed, which we expect to result in better sales results from better targeting of receptive markets for our products and services and from the implementation and/or improved execution of the methods and techniques used by our sales force.

Operating Expenses

Consolidated operating expenses were approximately $2.4 million for the three months ended December 31, 2005, an increase of approximately $265,000 (12%) over the comparable prior year period, primarily from increased compensation, professional fee and depreciation expenses.

Compensation expense for the three months ended December 31, 2005 increased approximately $68,000 (6%) over the comparable prior year period. At December 31, 2005 we had 61 full time employees, unchanged from December 31, 2004. Although the total net headcount did not change, the addition of three highly compensated executives at the time of the December 2004 Onstream Merger was not fully reflected in compensation expense for the three months ended December 31, 2004. We expect that during the remainder of fiscal 2006 that compensation expense will continue to exceed the corresponding prior year period as a result of the anticipated growth in our webcasting and digital asset management operations, although such growth cannot be assured.

Professional fee expense for the three months ended December 31, 2005 increased approximately $51,000 (10%) over the comparable prior year period. This was primarily due to marketing expenses from new direct sales and other programs not in place during the comparable prior year period as well as the cost of financial and other consulting contracts generally having one-year terms and entered into after the December 2004 Onstream Merger and financing transactions. These increases were offset by a decrease in the significant legal, accounting and other expenses that we incurred during the three months ended December 31, 2004 related to the proxy statement for our 2004 annual meeting. We have entered into several consulting contracts that have resulted or will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after December 31, 2005, these contracts will result in future professional fee expenses of approximately $872,000 recognized during the next twelve months. Based on this, as well as expected increased expenditures associated with Sarbanes-Oxley compliance and marketing programs, we expect increases in professional fee expenses for fiscal year 2006 as compared to the corresponding prior year amounts.

Depreciation and amortization increased approximately $113,000 (39%) for the three months ended December 31, 2005 over the comparable prior year period, due to the commencement of depreciation of the DMSP, a limited version of which was placed in service in November 2005.

Other Expense

Other expense decreased to approximately $425,000 for the three months ended December 31, 2005, as compared to approximately $1.1 million for the comparable period of the previous year, a decrease of approximately $694,000 (62%). This decrease is primarily due to a decrease in interest expense of approximately $579,000.

The decrease in interest expense for the three months ended December 31, 2005, versus the comparable prior year period, is primarily due to higher non-cash interest expense in that prior year period - approximately $347,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing and approximately $494,000 from the write-off of unamortized discount due to early debt repayments. This decrease was offset by the interest expense, including amortization of debt discount, on the significantly higher debt levels that existed subsequent to the issuance of the 8% Convertible Debentures in December 2004 and the Additional 8% Convertible Debentures in February and April 2005.

As a result of the sale of 8% Convertible Debentures in December 2004 and the sale of the Additional 8% Convertible Debentures in February and April 2005, and after giving effect to conversions through December 31, 2005, we have recorded unamortized debt discounts of approximately $2.3 million on our December 31, 2005 balance sheet. In the event of redemption or conversion of the remaining outstanding balance of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. Accordingly, conversions of approximately $100,000 occurring after December 31, 2005 will result in the write-off to expense of approximately $79,000 unamortized debt discount during the six and three months ending March 31, 2006.

Liquidity and Capital Resources

The independent auditor's report on our September 30, 2005 financial statements states that we have suffered significant recurring losses from operations since inception that raises substantial doubt about our ability to continue as a going concern. At December 31, 2005 we had a working capital deficit of approximately $2.5 million. This working capital deficit balance includes $437,000 of prepaid expenses, primarily consulting fees paid with equity and which will be expensed in future periods over the remaining lives of the applicable consulting agreements. This working capital deficit balance also includes a liability of approximately $1.5 million related to detachable warrants and embedded conversion features that we do not currently anticipate paying and may never be paid, although there is no assurance of this.

During August and September 2005 we borrowed $600,000 collateralized by previously purchased hardware and software. During October and November 2005, we borrowed an additional $450,000 collateralized by previously purchased hardware and software. During February 2006 we borrowed $250,000 on an unsecured basis. We have an unfulfilled commitment from one of these lenders for additional financing of $300,000 collateralized by previously purchased hardware and software. Out of this total outstanding financing of $1,600,000, $750,000 is payable over five years and may be repaid at our option in the form of Series A-10 Preferred Stock, with the consent of required security holders. Of the remaining $850,000 financing, repayment of $300,000 is due by March 1, 2006; $300,000 (plus $30,000 interest) by August 19, 2006; and $250,000 (plus $25,000 interest) by January 31, 2007. There is no assurance that we will have the funds available to make these payments as scheduled.

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

As of December 31, 2005, and prior to giving effect to the accounting for this potential rescission, our balance sheet reflected a liability, net of discount, of approximately $1.4 million associated with the 8% Convertible Debentures and the Additional 8% Convertible Debentures. The remainder of the proceeds arising from these securities, including the portion of the additional investment rights exercised through that date, and the Series A-10 Preferred Stock, including dividends and interest paid in kind, was approximately $10.5 million and was classified as part of stockholders' equity at that date. In order to recognize this potential rescission on our balance sheet as of December 31, 2005, the approximately $10.5 million was reclassified as follows: (i) approximately $8.8 million under the caption "Equity Securities Subject to Potential Rescission", which is located directly above the stockholders' equity section, but not included in it and (ii) the remaining approximately $1.7 million under the current and non-current liability captions "Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures", based on required accounting for derivatives in accordance with EITF 00-19 and other applicable accounting.

As of February 10, 2006, nineteen individual investors had converted 8% Convertible Debentures of $2,975,000 and 66,367 shares of Series A-10 Preferred Stock to ONSM common shares. This represents approximately $3,741,000 of the amounts included in "equity securities subject to potential rescission" as of December 31, 2005. An additional approximately $1,486,000 of the December 31, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these nineteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

Prior to August 5, 2005, we owned preferred shares of Curaspan, Inc. with an original cost of approximately $108,000, which was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 we sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable over 2 years at 6% interest. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to us in the event of Curaspan's uncured default under the note. All scheduled payments have been made through February 4, 2006.

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $72.4 million at December 31, 2005. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, starting in the quarter ended March 31, 2005, which are primarily attributable to contracted salaries and related employee expenses. In addition, as part of expanded marketing and financial management programs, neither of which is guaranteed to be successful, we have entered into several consulting contracts that will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after December 31, 2005, these contracts will result in future cash payments of approximately $47,000 over the next twelve months, not including amounts payable with common shares and options. We also expect increases in our operating expenses during the next year arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful and we may be able to defer these expenses based on the status of regulatory changes in this area. We also anticipate additional operating expenses in fiscal year 2006 related to the continuation of our marketing program expansion that began in fiscal year 2005, although we cannot guarantee that this expansion will be implemented or that our marketing efforts will be successful.

We have spent $2.4 million for capital expenditures during the fifteen months ended December 31, 2005, including approximately $400,000 for capital expenditures incurred by Acquired Onstream but paid for by us after the Onstream Merger. Projected capital expenditures for the next twelve months total $735,000, which includes the further development of the recently completed DMSP as well as completion of the upgrade to the webcasting software and hardware infrastructure, now in process. We have recently hired several professionals that were previously employed with SAIC, including a new Chief Technology Officer, and accordingly expect an increasing percentage of our future development costs to be capitalized employee salaries and benefits, which are included in the anticipated capital expenditure amounts noted above.

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

We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease. We recently completed the DMSP and placed a limited version of it in initial service with third-party customers in November 2005, but we cannot assure what the sales activity will be. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, including the effect if any of the potential rescission rights discussed above, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used in operating activities was approximately $153,000 for the three months ended December 31, 2005, as compared to approximately $164,000 for the same period last year. The $153,000 reflects our net loss of approximately $1.7 million, reduced by approximately $1.2 million of non-cash expenses included in that loss and approximately $421,000 arising from a net decrease in non-cash working capital items during the period. The primary non-cash expenses included in our loss for the three months ended December 31, 2005 were approximately $320,000 of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $335,000 of amortization of deferred professional fee expenses paid for by issuing stock and options, approximately $406,000 of depreciation and amortization, and approximately $79,000 for interest expense paid in common shares. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $264,000 for the three months ended December 31, 2005 as compared to approximately $1.7 million for the same period last year. Current period investing activities were limited to acquisition of property and equipment, primarily related to the DMSP, while the prior year comparable period investing activities related to approximately $1.5 million for advances to Acquired Onstream, primarily payments (i) to Virage for principal and interest due on a promissory note of Acquired Onstream and guaranteed by the Company and (ii) to certain selling management of Acquired Onstream for accrued salaries and related employer taxes.

Cash provided by financing activities was approximately $412,000 for the three months ended December 31, 2005 as compared to approximately $3.4 million for the same period last year. Current period financing activities primarily related to short-term equipment and other financing, while the prior year comparable period financing activities were primarily proceeds from the 8% Convertible Deferred and Series A-10 Preferred financing transactions as well as the repayment, primarily from those proceeds, of all other outstanding debt and preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, including acquired customer lists, were approximately $10.4 million at December 31, 2005, or approximately 61% of our total assets and 509% of the book value of shareholder equity (after reduction for equity securities subject to potential rescission). In addition, property and equipment as of December 31, 2005 includes approximately $3.7 million related to the DMSP.

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

We have estimated the fair value of warrants issued in conjunction with the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of the financing. The unamortized portion of this discount as of December 31, 2005 is approximately $1.9 million for the Series A-10 and approximately $2.3 million for the 8% Convertible Debentures and the Additional 8% Convertible Debentures.

These non-cash amounts will be amortized as dividends and as interest expense over the balance of the four-year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. Accordingly, conversions of approximately $100,000 occurring after December 31, 2005 will result in the write-off to expense of approximately $79,000 unamortized debt discount during the six and three months ending March 31, 2006.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations and the fluctuation of the company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company's control. These factors include, but are not limited to, the Company's ability to successfully complete, produce, market and/or sell the DMSP, the Company's ability to eliminate cash flow deficits by increasing its sales, and the potential rescission rights of the holders of the Company's 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against the Company in the District Court, 193rd Judicial District, Dallas County, Texas, alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believes are without merit. The Company has not refunded the deposit, which is included in deferred revenue as of December 31, 2005. The Company does not believe that the ultimate resolution of this matter will have a material impact on its financial condition or results of operations. Pending closing of this transaction, the Company had the right to continue, and has continued, its travel production and distribution operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from October 1, 2005 through December 31, 2005, we issued 95,000 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 6 months, and will result in a professional fees expense of approximately $97,000 over the service period. None of the shares were issued to Company directors or officers.

During the period from January 1, 2006 through February 10, 2006, we issued 122,364 shares of common stock for consulting and financial advisory services. The services are being provided over periods ranging from 1 to 12 months, and will result in a professional fees expense of approximately $126,000 over the service period. None of the shares were issued to Company directors or officers.

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



                                          Onstream Media Corporation,
                                          a Florida corporation

Date: February 21, 2006

                                          /s/ Randy S. Selman
                                          ---------------------------
                                          Randy S. Selman,
                                          President and Chief Executive Officer

                                          /s/ Robert E. Tomlinson
                                          ---------------------------
                                          Chief Financial Officer
                                          And Principal Accounting Officer