Form 10KSB/A
period 2005-09-30
Onstream Media CORP
filed 2006-02-28
CIK 919130

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

      Transitional Small Business Disclosure Form (check one): Yes [_] No [X]

This is an amendment to Form 10-KSB previously filed with the Securities and Exchange Commission on January 12, 2006, which amendment is being filed solely to reflect the Company's determination that to the extent 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock have been converted into common shares and those common shares sold by the original purchaser for at least the per share conversion price, and related interest shares sold for at least the stated interest dollar obligation for which those shares were issued, upon such sale the Company believes that the purchaser no longer has any damage claim for rescission and thus the related amounts may at that time be removed from the temporary equity classification "equity securities subject to potential rescission" and returned to stockholders' equity. The changes are on pages 1, 3, 8, 23, 24, 27, 53, F-1, F-3, F-6, F-8, F-10, F-26, F-30, F-31 and F-37, although the entire document (including exhibits) is being refiled for ease of use.

      CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

      Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the potential rescission rights of certain purchasers of the Company's 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time.. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2005. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The original offer and sale of our 8% Convertible Debentures and Series A-10 Preferred Stock may be deemed to be in violation of federal securities laws and as a result certain investors in those securities may have the right to rescind their original purchase of those securities.

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

      The resale registration statement of shares of common stock underlying the 8% Convertible Debentures, the Series A-10 Preferred Stock, the additional investment rights and the warrants was originally filed by us on February 23, 2005. This original registration was subsequently withdrawn and a resale registration statement was filed on April 11, 2005. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, certain of the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors. Regardless of the above, the Company has determined that to the extent 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock have been converted into common shares and those common shares sold by the original purchaser for at least the per share conversion price, and related interest shares sold for at least the stated interest dollar obligation for which those shares were issued, upon such sale the Company believes that the purchaser no longer has any damage claim for rescission.

      As of September 30, 2005, and prior to giving effect to the accounting for this potential rescission, our balance sheet reflected a liability, net of discount, of approximately $1.2 million associated with these securities. The remainder of the proceeds arising from the 8% Convertible Debentures, including the portion of the additional investment rights exercised through that date, and the Series A-10 Preferred Stock, including dividends and interest paid in kind, but excluding approximately $1.8 million that the Company has determined is not subject to rescission based on the investor's conversion and sale as discussed above, was approximately $8.6 million and was classified as part of stockholders' equity at that date. After giving effect to the accounting for this potential rescission, approximately $5.6 million of the $8.6 million was reclassified under the caption "Equity Securities Subject to Potential
Rescission",   which  is  located  on  the  balance  sheet  directly  above  the stockholders' equity section, but not included in it and the remaining approximately $3.0 million related to detachable warrants and embedded conversion features was classifed as a liability pursuant to EITF 00-19.

      We are unable to predict if the investors would attempt to exercise any potential rescission rights. Each investor's decision would be based upon, among other things, a decline in the price of our common stock and other factors. These potential rescission rights would require us to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, we would be required to utilize our available capital resources and obtain alternate sources of capital for such purposes. We presently do not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on our business, prospects, financial condition and our results of operations.

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

      Our prior acquisitions of several businesses have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $10.6 million at September 30, 2005, representing approximately 61% of our total assets and 218% of the book value of shareholder equity, after reduction for equity securities subject to potential rescission.

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

Certain purchasers of the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities and the related warrants was originally filed by the Company on February 23, 2005. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange

Commission, as a result of a portion of the additional investment rights granted with the 8% Convertible Debentures, which were the basis of the sale of the Additional 8% Convertible Debentures, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, certain of the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors. Regardless of the above, the Company has determined that to the extent 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock have been converted into common shares and those common shares sold by the original purchaser for at least the per share conversion price, and related interest shares sold for at least the stated interest dollar obligation for which those shares were issued, upon such sale the Company believes that the purchaser no longer has any damage claim for rescission.

The Company is unable to predict if the investors would attempt to exercise any potential rescission rights. Each investor's decision would be based upon, among other things, a decline in the price of the Company's common stock and other factors. These potential rescission rights would require the Company to refund at least the gross proceeds of these private offerings to the investors. In order to satisfy such potential obligations, the Company would be required to utilize our available capital resources and obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.

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

As of September 30, 2005, and prior to giving effect to the accounting for this potential rescission, our balance sheet reflected a liability, net of discount, of approximately $1.2 million associated with the 8% Convertible Debentures and the Additional 8% Convertible Debentures. The remainder of the proceeds arising from these securities, including the portion of the additional investment rights exercised through that date, and the Series A-10 Preferred Stock, including dividends and interest paid in kind, but excluding approximately $1.8 million that the Company has determined is not subject to rescission based on the investor's conversion and sale as discussed above, was approximately $8.6 million and was classified as part of stockholders' equity at that date. In order to recognize this potential rescission on our balance sheet as of
September 30, 2005, approximately $5.6 million of the $8.6 million was reclassified under the caption "Equity Securities Subject to Potential Rescission", which is located directly above the stockholders' equity section, but not included in it and the remaining approximately $3.0 million related to detachable warrants and embedded conversion features was classified as a liability pursuant to EITF 00-19.

As of December 31, 2005, fifteen individual investors had converted 8% Convertible Debentures of $2,875,000 and 61,969 shares of Series A-10 Preferred Stock to ONSM common shares. The portion of these shares still held by the investors represents approximately $1,758,000 of the amounts included in "equity securities subject to potential rescission" as of September 30, 2005. An additional approximately $1,375,000 of the September 30, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these fifteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $10.6 million at September 30, 2005, representing approximately 61% of our total assets and 218% of the book value of shareholder equity (after reduction for equity securities subject to potential rescission). In addition, property and equipment as of September 30, 2005 includes approximately $3.5 million related to the DMSP.

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

ITEM 7. FINANCIAL STATEMENTS

      Our financial statements are contained in pages F-1 through F-43, which appear at the end of this annual report.

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

         Signature                    Title                       Date

/s/ Randy S. Selman           Director, President,             February 28, 2006
-------------------
Randy S. Selman               Chief Executive Officer

/s/ Robert E. Tomlinson       Chief Financial Officer and
-----------------------
Robert E. Tomlinson           Principal Accounting Officer     February 28, 2006

/s/ Clifford Friedland        Director and Senior VP           February 28, 2006
----------------------
Clifford Friedland            Business Development

/s/ Alan Saperstein           Director and Chief               February 28, 2006
-------------------
Alan Saperstein               Operating Officer

/s/ Benjamin Swirsky          Director                         February 28, 2006
--------------------
Benjamin Swirsky

/s/ Robert J. Wussler         Director                         February 28, 2006
---------------------
Robert J. Wussler

/s/ Charles C. Johnston       Director                         February 28, 2006
-----------------------
Charles C. Johnston

                              Director                         February 28, 2006
-------------------
Gen. Ronald W. Yates

The foregoing represents a majority of the Board of Directors.

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



/s/ Goldstein Lewin & Co.
Certified Public Accountants

GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
January 12, 2006 except for matters pertaining to the potential rescission rights discussed in Notes 5 and 10 which is as of February 28, 2006

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
                                                              ===========   ===========



                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                          September 30,
                                                                                       2005            2004
                                                                                   ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $  1,710,808    $  1,562,166
   Amounts due to shareholders and officers                                             224,419            --
   Deferred revenue                                                                     170,971          77,711
   Notes payable - current portion                                                      330,598         365,500
   Detachable Warrants and Embedded Conversion Feature
     associated with  8% Convertible Debentures -  current portion                    2,314,521            --
                                                                                   ------------    ------------

Total current liabilities                                                             4,751,317       2,005,377

8% Convertible Debentures, net of discount                                            1,243,322            --
Notes payable, net of discount and current portion                                      399,600       2,660,225
Detachable Warrants and Embedded Conversion Feature
associated with  8% Convertible Debentures, net of current portion                      702,647            --
                                                                                   ------------    ------------

Total liabilities                                                                     7,096,886       4,665,602
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
Series A-10 Convertible Preferred stock, including potentially redeemable common
stock issued upon conversion                                                          4,779,998            --
Detachable warrants associated with 8% Convertible Debentures; beneficial conversion rights included in 8% Convertible Debentures; and potentially redeemable common stock issued upon conversion and/or in lieu of interest on
  8% Convertible Debentures                                                             786,027            --
                                                                                   ------------    ------------
Total equity securities subject to potential rescission                               5,566,025            --
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
Series A-8 Convertible Preferred stock, par value $.0001 per share, auth- orized
     300,000 shares, 0 and 232,750 issued and outstanding, respectively                    --                23
Series A-10 Convertible Preferred stock, par value $.0001 per share, auth-
     orized 700,000 shares, 416,031 and 0 issued and outstanding, respectively               41            --
Series A-11 Convertible Preferred stock, par value $.0001 per share, auth-
   orized 25,000 shares, 0 and 25,000 issued and outstanding, respectively                 --                 3
Common stock, par value $.0001 per share; authorized 75,000,000 shares,
   12,191,001 and 4,666,324 issued and outstanding, respectively                          1,219             467
 Unamortized discount                                                                (2,067,461)           --
 Additional paid-in capital                                                          77,365,612      62,473,209
 Accumulated deficit                                                                (70,440,235)    (59,676,915)
                                                                                   ------------    ------------
Total stockholders' equity                                                            4,859,176       2,796,787
                                                                                   ------------    ------------

Total liabilities and stockholders' equity                                         $ 17,522,087    $  7,462,389
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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2005



                                                   Preferred Stock
                                    ------------------------------------------------    ---------------------------
                                       Series     Series    Series                              Common Stock
                                        A8/A9       A10      A11        ------------    ---------------------------
                                    ------------  ------ ------------
                                       Shares     Shares    Shares         Amount          Shares         Amount
                                    ------------    --   ------------   ------------    ------------   ------------
Balance, September 30, 2003              277,750    --           --     $         28       3,246,443   $        325


Proceeds from sale of  stock, net           --      --         25,000              3         497,495             49

Issuance of shares, warrants
   and options for services and
   incentives                               --      --           --             --           195,000             20
Conversion of Series A-8 and
   A-9 preferred shares to
   common shares                         (45,000)   --           --               (5)        176,192             18
Issuance of shares and warrants
  for loan payments and
  interest                                  --      --           --             --           434,694             44
Issuance of shares for                      --      --           --             --            64,000              6
   satisfaction of obligations
Dividends paid                              --      --           --             --            52,500              5
Net loss                                    --      --           --             --              --             --
                                    ------------    --   ------------   ------------    ------------   ------------

Balance, September 30, 2004              232,750    --         25,000   $         26       4,666,324   $        467
                                    ------------    --   ------------   ------------    ------------   ------------


                                       Additional Paid-in
                                              Capital
                                    ------------------------      Accumulated
                                       Gross        Discount        Deficit           Total
                                    ------------    --------      ------------    ------------
Balance, September 30, 2003         $ 58,829,927    $     --      $(55,576,128)   $  3,254,152


Proceeds from sale of  stock, net      1,362,582          --              --         1,362,634

Issuance of shares, warrants
   and options for services and
   incentives                            957,582          --              --           957,602
Conversion of Series A-8 and
   A-9 preferred shares to
   common shares                             (13)         --              --              --
Issuance of shares and warrants
  for loan payments and
  interest                             1,054,977          --              --         1,055,021
Issuance of shares for                   154,234          --              --           154,240
   satisfaction of obligations
Dividends paid                           113,920          --          (128,121)        (14,196)
Net loss                                    --            --        (3,972,666)     (3,972,666)
                                    ------------    --------      ------------    ------------

Balance, September 30, 2004         $ 62,473,209    $     --      $(59,676,915)   $  2,796,787
                                    ------------    --------      ------------    ------------


                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2005
                                   (Continued)


                                               Preferred Stock
                                  ------------------------------------------------------------
                                     Series          Series          Series                               Common Stock
                                      A8/A9            A10            A11         ------------    ---------------------------
                                     Shares          Shares          Shares          Amount          Shares         Amount
                                  ------------    ------------    ------------    ------------    ------------   ------------
Balance, September 30, 2004            232,750            --            25,000    $         26       4,666,324   $        467

Issuance of shares, warrants
   and options for Acquired
   Onstream purchase                      --              --              --              --         2,207,966            221

Issuance of  Series A-10
   preferred shares, net                  --           315,000            --                32            --             --

Conversion of Series A-8
   shares into Series A-10
   preferred shares                   (232,750)        139,650            --                (9)           --             --

Conversion of 8% Convertible
   Debentures to common shares            --              --              --              --         2,725,659            273

Conversion of Series A-10
   preferred shares to common
   shares                                 --           (61,969)           --                (6)        619,690             62

Issuance of shares, warrants
   and options for services and
   incentives                             --              --              --              --           712,626             71

Redemption of Series A-11
   shares                                 --              --           (25,000)             (3)           --             --
Warrants issued with 8%
   Convertible Debentures                 --              --              --              --              --             --

Common shares issued for
   severance and professional
   services                               --              --              --              --           300,000             30

Common shares issued for
   financing penalty                      --              --              --              --           606,000             61

Common shares issued for
   interest on 8% Convertible
   Debentures and Notes Payable           --              --              --              --           352,736             34

Series A-10 preferred shares
   issued for interest                    --             8,562            --              --              --             --

Dividends accrued on Series
   A-10 preferred                         --            14,788            --                 1            --             --

Equity securities subject to
   potential rescission                   --              --              --              --              --             --

Net loss                                  --              --              --              --              --             --
                                  ------------    ------------    ------------    ------------    ------------   ------------
Balance, September 30, 2005               --           416,031            --      $         41      12,191,001   $      1,219
                                  ------------    ------------    ------------    ------------    ------------   ------------


                                       Additional Paid-in
                                             Capital
                                   ----------------------------    Accumulated
                                      Gross          Discount        Deficit          Total
                                   ------------    ------------    ------------    ------------
Balance, September 30, 2004        $ 62,473,209    $       --      $(59,676,915)   $  2,796,787

Issuance of shares, warrants
   and options for Acquired
   Onstream purchase                  7,311,672            --              --         7,311,893

Issuance of  Series A-10
   preferred shares, net              5,905,919      (2,928,041)           --         2,977,910

Conversion of Series A-8
   shares into Series A-10
   preferred shares                           9            --              --              --

Conversion of 8% Convertible
   Debentures to common shares        2,725,386            --              --         2,725,659

Conversion of Series A-10
   preferred shares to common
   shares                                   (56)        356,550        (356,550)           --

Issuance of shares, warrants
   and options for services and
   incentives                         1,678,794            --              --         1,678,865

Redemption of Series A-11
   shares                              (499,997)           --              --          (500,000)
Warrants issued with 8%
   Convertible Debentures             4,246,483            --              --         4,246,483

Common shares issued for
   severance and professional
   services                             470,970            --              --           471,000

Common shares issued for
   financing penalty                    943,779            --              --           943,840

Common shares issued for
   interest on 8% Convertible
   Debentures and Notes Payable         459,140            --              --           459,174

Series A-10 preferred shares
   issued for interest                   85,620            --              --            85,620

Dividends accrued on Series
   A-10 preferred                       147,877         504,030        (768,882)       (116,974)

Equity securities subject to
   potential rescission              (8,583,193)           --              --        (8,583,193)

Net loss                                   --              --        (9,637,888)     (9,637,888)
                                   ------------    ------------    ------------    ------------
Balance, September 30, 2005        $ 77,365,612    $ (2,067,461)   $(70,440,235)   $  4,859,176
                                   ------------    ------------    ------------    ------------

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

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                            Years Ended
                                                                                   ----------------------------
                                                                                           September 30,
                                                                                       2005            2004
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of 8% Convertible Debentures, net of expenses               $  4,013,713    $       --
    Proceeds from sale of Additional 8% Convertible Debentures,                       2,115,500            --
       net of expenses
    Proceeds from Series A-10 convertible preferred, net of expenses                  1,977,910            --
    Proceeds from restricted cash                                                       200,000         794,432
    Proceeds from loans and notes payable                                               750,000         400,000
    Proceeds from convertible debenture                                                    --           150,000
    Proceeds from issuance of common stock, net                                            --           862,635
    Proceeds from subscription receivable for preferred stock                              --           300,000
    Dividends                                                                          (116,974)        (14,196)
    Repayment of loans, notes and leases payable                                     (2,760,274)         (3,475)
    (Payment of) proceeds from Series A-11 convertible preferred                       (500,000)        500,000
   Payment of convertible debentures                                                       --          (608,520)
                                                                                   ------------    ------------

Net cash provided by financing activities                                             5,679,875       2,380,876
                                                                                   ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (10,132)        (68,105)

CASH AND CASH EQUIVALENTS, beginning of period                                           14,269          82,374
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                                  4,137          14,269
                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest                                                    $     55,606    $     40,303
                                                                                   ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of shares, options and warrants in conjunction with the
        Onstream Merger                                                            $  7,311,893    $       --
     Issuance of warrants with 8% Convertible Debentures                           $    695,525    $       --
     Issuance of warrants with Additional 8% Convertible Debentures                $  1,230,732    $       --
     Issuance of warrants with Series A-10 convertible preferred                   $    922,756    $       --
     Conversion of note payable to Series A-10 convertible preferred               $  1,000,000    $       --
     Conversion of Series A-8 convertible preferred to Series A-10 convertible
        preferred                                                                  $  1,396,500    $       --
     Conversion of Series A-10 convertible preferred to common shares              $    619,690    $       --
     Conversion of 8% Convertible Debentures to common shares                      $  2,705,000    $       --
     Conversion of convertible debentures to common shares                         $       --      $    150,000
     Conversion of preferred stock to common stock                                 $       --      $    450,000
     Net increase in amount of equity securities becoming subject to potential
        rescission, including portion classified as liability                      $  8,583,193    $       --
     Issuance of common shares for repayment of debt                               $       --      $    750,000
     Issuance of shares, warrants and options for deferred
        services and incentives                                                    $  1,678,865    $    957,602
     Issuance of shares for payment of accounts payable                            $       --      $     72,300
     Advances to Acquired Onstream by issuing common stock                         $       --      $     81,940
     Issuance of common shares for severance, services and financial penalties     $  1,414,840    $       --
     Issuance of common shares for interest                                        $    459,174    $   122, 015
     Issuance of A-10 preferred shares for interest and dividends                  $    233,498    $       --
     Sale of Curaspan investment for promissory note (fully reserved)              $    150,000
     Issuance of common shares for dividends                                       $       --      $    113,925
     Settlement of accounts and notes payable                                      $       --      $    456,286

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

Certain  purchasers  of  the  8%  Convertible  Debentures,   the  Additional  8%
Convertible Debentures and the Series A-10 Preferred Stock may be entitled to certain rescission rights - see Note 5.

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

Certain purchasers of the 8% Convertible Debentures and the Additional 8% Convertible Debentures may be entitled to certain rescission rights - see Note 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 5: COMMITMENTS AND CONTINGENCIES

Rescission rights - Certain investors which purchased the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock may be entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities and the related warrants was originally filed by the Company on February 23, 2005. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the 8% Convertible Debentures, which were the basis of the sale of the Additional 8% Convertible Debentures, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, certain of the investors who purchased the private placement securities may have a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors. Regardless of the above, the Company has determined that to the extent 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock have been converted into common shares and those common shares sold by the original purchaser for at least the per share conversion price, and related interest shares sold for at least the stated interest dollar obligation for which those shares were issued, upon such sale the Company believes that the purchaser no longer has any damage claim for rescission.

The Company is unable to predict if the investors would attempt to exercise any potential rescission rights. Each investor's decision would be based upon, among other things, a decline in the price of the Company's common stock and other factors. These potential rescission rights would require the Company to refund at least the gross proceeds of these private offerings to the affected investors. In order to satisfy such potential obligations, the Company would be required to utilize our available capital resources and obtain alternate sources of capital for such purposes. The Company presently does not have the capital available to satisfy all potential claims for rescission. The inability to obtain alternative sources of capital would have a material effect on the Company's financial condition and results of operations.

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

As of September 30, 2005, the Company's balance sheet reflects a liability, net of discount, of $1,243,322 associated with the 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $9,826,515, excluding $1,809,569 that the Company has determined is not subject to rescission based on the original purchasers' conversion and sale as discussed above. The excess of these potentially rescissionable proceeds over the recorded liability was $8,583,193, of which a) $5,566,025 was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of September 30, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities" and b) $3,017,168 was reclassified to the liability "Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures", in accordance with EITF 00-19 and other applicable accounting, as discussed in Note 4.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 5: COMMITMENTS AND CONTINGENCIES (continued)

As of November 30, 2005, fifteen individual investors had converted 8% Convertible Debentures of $2,875,000 and 61,969 shares of Series A-10 Preferred Stock to ONSM common shares. The portion of these shares still held by the investors represents approximately $1,758,000 of the amounts included in "equity securities subject to potential rescission" as of September 30, 2005. An additional amount of approximately $1,375,000 of the September 30, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these fifteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

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

Future minimum lease payments required under the non-cancelable leases, plus the capital lease discussed in Note 4, are as follows:

                                                  Operating        Capital           All
Year Ending September 30:                           Leases          Lease           Leases
                                                 ------------    ------------    ------------
    2006                                         $    446,448    $     40,394    $    486,842
    2007                                              408,155          40,394         448,549
    2008                                              196,517          40,394         236,911
    2009                                              111,095          26,931         138,026
    2010                                                   --              --              --
                                                 ------------    ------------    ------------
Total minimum lease payments                     $  1,162,215         148,113    $  1,310,328
                                                 ============                    ------------
Less: amount representing interest                                     17,916
                                                                 ------------
Present value of net minimum lease payments                           130,197
Less: current portion                                                  30,597
                                                                 ------------
Long-term portion                                                $     99,600
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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 6:  CAPITAL STOCK  (Continued)

Preferred Stock (Continued)

Certain purchasers of the Series A-10 may be entitled to certain rescission rights - see Note 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 10: RESTATEMENT OF FINANCIAL STATEMENTS AND AMENDED SEC FILINGS

On February 28, 2006, the Company restated its September 30 and December 31, 2005 financial statements, and amended the related Forms 10-K and 10-Q, respectively, that it had previously filed with the Securities and Exchange Commission containing such financial statements. Such restatements were solely to reflect the Company's determination as of that date that to the extent 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock have been converted into common shares and those common shares sold by the original purchaser for at least the per share conversion price, and related interest shares sold for at least the stated interest dollar obligation for which those shares were issued, upon such sale the Company believes that the purchaser no longer has any damage claim for rescission and thus the related amounts may at that time be removed from the temporary equity classification "equity securities subject to potential rescission" and returned to stockholders' equity.

These restatements had the effect of increasing permanent shareholder's equity, and correspondingly reducing the temporary equity classification "equity securities subject to potential rescission", by $1,809,569 and $2,425,338 as of September 30 and December 31, 2005, respectively. They had no impact on the previously reported results of operations, cash flows, total assets or total liabilities.

Prior to these restatements, the Company had already disclosed in the financial statement notes the amounts converted by investors but still included in the temporary equity classification "equity securities subject to potential rescission" and the Company believes such disclosure adequately portrayed the nature of those items. However, on February 23, 2006 NASDAQ officials informed the Company that NASDAQ was unable to consider any portion of the temporary equity classification, including the converted portion disclosed in the financial statement notes, for purposes of evaluating the Company's compliance with the $2,500,000 minimum stockholders' equity requirement for continued NASDAQ listing and as a result the Company would not be in compliance with such requirements based on stockholders' equity as originally reported for December 31, 2005. After consultation by the audit committee and appropriate company officers, the Company decided to make the above restatements, which resulted in stockholders' equity of $4,473,018 as of December 31, 2005, which the Company believes is in compliance with the NASDAQ listing requirements.