Form 10QSB/A
period 2005-12-31
Onstream Media CORP
filed 2006-02-28
CIK 919130

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

This is an amendment to Form 10-QSB previously filed with the Securities and Exchange Commission on February 21, 2006, which amendment is being filed solely to reflect the Company's determination that to the extent 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock have been converted into common shares and those common shares sold by the original purchaser for at least the per share conversion price, and related interest shares sold for at least the stated interest dollar obligation for which those shares were issued, upon such sale the Company believes that the purchaser no longer has any damage claim for rescission and thus the related amounts may at that time be removed from the temporary equity classification "equity securities subject to potential rescission" and returned to stockholders' equity. The changes are on pages 1, 2, 4, 6, 8, 10, 21, 24, 25, 28, 38, 39, 41, 42 and 44, although the entire document (including exhibits) is being refiled for ease of use.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

Item 1 - Financial Statements

   Unaudited Consolidated Balance Sheet at December 31, 2005
       and Consolidated Balance Sheet at September 30, 2005                3 - 4

   Unaudited Consolidated Statements of Operations for the Three
       Months Ended December 31, 2005 and 2004                                 5

   Unaudited Consolidated Statement of Stockholders' Equity for the Three
       Months Ended December 31, 2005                                          6

   Unaudited Consolidated Statements of Cash Flows for the Three Months
       Ended December 31, 2005 and 2004                                     7 -8

   Notes to Unaudited Consolidated Financial Statements                   9 - 33

Item 2 - Management's Discussion and Analysis
        or Plan of Operations                                            34 - 42

Item 3 - Controls and Procedures                                              42

                                PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    43

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          43

Item 3 - Defaults upon Senior Securities                                      44

Item 4 - Submission of Matters to a Vote of Security Holders                  44

Item 5 - Other Information                                                    44

Item 6 - Exhibits                                                             44

Signatures                                                                    44

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,  September 30,
                                                                  2005          2005
                                                              -----------   -----------
                                                                     (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $        --   $     4,137
   Restricted cash                                                  8,485         8,485
   Accounts receivable, net of allowance for
     doubtful accounts of $29,700 and $28,690, respectively     1,130,767     1,274,974
   Prepaid expenses                                               506,316       604,928
   Inventories                                                     88,467        86,168
   Other current assets                                             6,937         8,914
                                                              -----------   -----------
Total current assets                                            1,740,972     1,987,606

PROPERTY AND EQUIPMENT, net                                     4,849,110     4,809,877
INTANGIBLE ASSETS, net                                            735,826       917,761
GOODWILL, net                                                   9,692,845     9,692,845
OTHER NON-CURRENT ASSETS                                          165,170       113,998
                                                              -----------   -----------
Total assets                                                  $17,183,923   $17,522,087
                                                              ===========   ===========

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                               December 31,    September 30,
                                                                                                   2005            2005
                                                                                               ------------    ------------
                                                                                                (unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                    $  1,706,622    $  1,710,808
   Amounts due to shareholders and officers                                                         224,419         224,419
   Deferred revenue                                                                                 195,712         170,971
   Notes payable - current portion, net of discount                                                 586,301         330,598
   Detachable Warrants and Embedded Conversion Feature
      associated with 8% Convertible Debentures -  current portion                                1,512,835       2,314,521
                                                                                               ------------    ------------
Total current liabilities                                                                         4,225,889       4,751,317

8% Convertible Debentures, net of discount                                                        1,393,593       1,243,322
Notes payable - net of current portion, net of discount                                             541,749         399,600
Detachable Warrants and Embedded Conversion Feature
  associated with 8% Convertible Debentures, net of current portion                                 194,581         702,647
                                                                                               ------------    ------------

Total liabilities                                                                                 6,355,812       7,096,886
                                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
Series A-10 Convertible Preferred stock, including potentially redeemable
  common stock issued upon conversion                                                             4,809,731       4,779,998
Detachable warrants associated with 8% Convertible Debentures; beneficial conversion rights included in 8% Convertible Debentures; and potentially redeemable common stock
  issued upon conversion and/or in lieu of interest on 8% Convertible Debentures                  1,545,362         786,027
                                                                                               ------------    ------------
Total equity securities subject to potential rescission                                           6,355,093       5,566,025
                                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized
  700,000 shares, 431,132 and 416,031 issued and outstanding,
  respectively                                                                                           43              41
Common stock, par value $.0001 per share; authorized 75,000,000 shares,
  12,921,716 and 12,191,001 issued and outstanding, respectively                                      1,292           1,219
Unamortized discount                                                                             (1,904,621)     (2,067,461)
Additional paid-in capital                                                                       78,797,004      77,365,612
Accumulated deficit                                                                             (72,420,700)    (70,440,235)
                                                                                               ------------    ------------
Total stockholders' equity                                                                        4,473,018       4,859,176
                                                                                               ------------    ------------
Total liabilities and stockholders' equity                                                     $ 17,183,923    $ 17,522,087
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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2005

                                   (Unaudited)

                                                                         Common Stock                 Additional Paid-in
                                           Series A- 10           ----------------------------              Capital
                                         Preferred Stock                                          ----------------------------
                                     Shares          Amount          Shares            Amount         Gross          Discount
                                  ------------    ------------    ------------     ------------   ------------    ------------
Balance, September 30, 2005          416,031      $         41      12,191,001    $      1,219    $ 77,365,612      $ (2,067,461)

Conversion of 8% Convertible
    Debentures to common shares           --                --         174,211              17         174,194                --

    preferred shares to common
    shares                            (1,551)               --          15,510               2              (2)               --

Issuance of shares,
    warrants and
    options for
    equipment, services
    and incentives                        --                --         400,878              40         458,942                --

Common shares issued for
    interest on 8%
    Convertible
    Debentures and
    Notes Payable                         --                --         140,116              14         111,052                --

Dividends accrued on
    Series A-10
    preferred                         16,652                 2              --              --         166,522           162,840

Decrease in equity
    securities subject
    to potential
    rescission                            --                --              --              --         520,684                --

Net loss                                  --                --              --              --             --                 --
                                ------------      ------------    ------------    ------------    ------------      ------------

Balance, December 31, 2005           431,132      $         43      12,921,716    $      1,292    $ 78,797,004      $ (1,904,621)
                                ------------      ------------    ------------    ------------    ------------      ------------

                                    Accumulated
                                       Deficit          Total
                                    ------------    ------------
Balance, September 30, 2005         $(70,440,235)     $  4,859,176

Conversion of 8% Convertible
    Debentures to common shares               --           174,211

Conversion of Series A-10
    preferred shares to common
    shares                                    --                --

Issuance of shares,
    warrants and
    options for
    equipment, services
    and incentives                            --           458,982

Common shares issued for
    interest on 8%
    Convertible
    Debentures and
    Notes Payable                             --           111,066

Dividends accrued on
    Series A-10
    preferred                           (242,923)           86,441

Decrease in equity
    securities subject
    to potential
    rescission                                --           520,684

Net loss                              (1,737,542)       (1,737,542)
                                    ------------      ------------

Balance, December 31, 2005          $(72,420,700)     $  4,473,018
                                    ------------      ------------

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

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                        Three Months Ended
                                                                                          December 31,
                                                                                   --------------------------
                                                                                      2005           2004
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of 8% Convertible Debentures, net of expenses               $        --    $ 4,013,713
    Proceeds from Series A-10 convertible preferred, net of expenses                        --      2,063,530
    Proceeds from restricted cash                                                           --        200,000
    Proceeds from loans and notes payable, net of expenses                             420,000        150,000
    Dividends                                                                               --         (7,972)
    Repayment of loans, notes and leases payable                                        (7,852)    (2,550,000)
    Payment of Series A-11 convertible preferred                                            --       (500,000)
                                                                                   -----------    -----------
Net cash provided by financing activities                                              412,148      3,369,271
                                                                                   -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (4,137)     1,489,750

CASH AND CASH EQUIVALENTS, beginning of period                                           4,137         14,269
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                           $        --    $ 1,504,019
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest                                                    $    55,606    $    34,200
                                                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of shares, options and warrants in conjunction with the
       Onstream Merger                                                             $        --    $ 7,311,898
     Issuance of warrants with 8% Convertible Debentures                           $        --    $   695,525
     Issuance of warrants with Series A-10 convertible preferred                   $        --    $   922,756
     Conversion of note payable to Series A-10 convertible preferred               $        --    $ 1,000,000
     Conversion of Series A-8 convertible preferred to Series A-10 convertible
       preferred                                                                   $        --    $ 1,396,500
     Conversion of Series A-10 convertible preferred to common shares              $    15,510    $        --
     Conversion of 8% Convertible Debentures to common shares                      $   174,211    $        --
     Net decrease in amount of equity securities subject to potential
       rescission including portion classified as liability                        $   520,684    $        --
     Issuance of shares, warrants and options for deferred
       services and incentives                                                     $   232,632    $    36,000
     Issuance of shares for payment of accounts payable                            $   226,350    $        --
     Obligation to issue common shares for severance, services and financial
       penalties                                                                   $        --    $   817,820
     Issuance of common shares for interest                                        $   111,066    $        --
     Issuance of A-10 preferred shares for dividends                               $   166,522    $        --
     Disposal of property and equipment                                            $   502,366    $        --

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

As of December 31, 2005, the Company's balance sheet reflects a liability, net of discount, of $1,393,593 associated with the 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $9,456,102, excluding $2,425,338 that the Company has determined is not subject to rescission based on the original purchasers' conversion and sale as discussed above. The excess of these potentially rescissionable proceeds over the recorded liability was $8,062,509, of which a) $6,355,093 was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of December 31, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities" and b) $1,707,416 was reclassified to the liability "Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures", in accordance with EITF 00-19 and other applicable accounting, as discussed in Note 4. The combined net decrease in these two amounts for the three months ended December 31, 2005 was $520,684, which was reflected as an increase in the Company's additional paid-in capital during that period.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 5: COMMITMENTS AND CONTINGENCIES (continued)

As of February 10, 2006, nineteen individual investors had converted 8% Convertible Debentures of $2,975,000 and 66,367 shares of Series A-10 Preferred Stock to ONSM common shares. The portion of these shares still held by the investors represents approximately $1,316,000 of the amounts included in "equity securities subject to potential rescission" as of December 31, 2005. An additional amount of approximately $1,486,000 of the December 31, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these nineteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

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

During February 2006, the Company borrowed $250,000 from an individual. The principal, plus cash interest of 10% plus 25,000 common shares, is due on January 31, 2007. The Company is required to repay the loan within 15 days of obtaining financing in excess of $1 million.

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

                                         For the three months ended
                                                 December 31,                   Increase (Decrease)
                                        ----------------------------      ----------------------------
                                           2005              2004            Amount          Percent
                                        -----------      -----------      -----------      -----------
Total revenue                           $ 1,856,795      $ 2,223,680      $  (366,885)           (16.5)%
Total costs of revenue                      722,203          777,356          (55,153)            (7.1)%
                                        -----------      -----------      -----------      -----------
   Gross margin                           1,134,592        1,446,324         (311,732)           (21.6)%
                                        -----------      -----------      -----------      -----------

General and administrative expenses       2,040,673        1,888,012          152,661              8.1%
Depreciation and amortization               406,293          293,232          113,061             38.6%
                                        -----------      -----------      -----------      -----------
   Total operating expenses               2,446,966        2,181,244          265,722             12.2%
                                        -----------      -----------      -----------      -----------

Loss from operations                     (1,312,374)        (734,920)         577,454             78.6%

Other expense                              (425,168)      (1,119,505)        (694,337)           (62.0)%
                                        -----------      -----------      -----------      -----------

Net loss                                $(1,737,542)     $(1,854,425)     $  (116,883)            (6.3)%
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

As of December 31, 2005, and prior to giving effect to the accounting for this potential rescission, our balance sheet reflected a liability, net of discount, of approximately $1.4 million associated with the 8% Convertible Debentures and the Additional 8% Convertible Debentures. The remainder of the proceeds arising from these securities, including the portion of the additional investment rights exercised through that date, and the Series A-10 Preferred Stock, including dividends and interest paid in kind, but excluding approximately $2.4 million that the Company has determined is not subject to rescission based on the original purchasers' conversion and sale as discussed above, was approximately $8.1 million and was classified as part of stockholders' equity at that date. In order to recognize this potential rescission on our balance sheet as of December 31, 2005, the approximately $8.1 million was reclassified as follows: (i) approximately $6.4 million under the caption "Equity Securities Subject to Potential Rescission", which is located directly above the stockholders' equity section, but not included in it and (ii) the remaining approximately $1.7 million under the current and non-current liability captions "Detachable
Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures", based on required accounting for derivatives in accordance with EITF 00-19 and other applicable accounting.

As of February 10, 2006, nineteen individual investors had converted 8% Convertible Debentures of $2,975,000 and 66,367 shares of Series A-10 Preferred Stock to ONSM common shares. The portion of these shares still held by the investors represents approximately $1,316,000 of the amounts included in "equity securities subject to potential rescission" as of December 31, 2005. An additional approximately $1,486,000 of the December 31, 2005 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these nineteen individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, including acquired customer lists, were approximately $10.4 million at December 31, 2005, or approximately 61% of our total assets and 233% of the book value of shareholder equity (after reduction for equity securities subject to potential rescission). In addition, property and equipment as of December 31, 2005 includes approximately $3.7 million related to the DMSP.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations and the fluctuation of the company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company's control. These factors include, but are not limited to, the Company's ability to successfully complete, produce, market and/or sell the DMSP, the Company's ability to eliminate cash flow deficits by increasing its sales, and the potential rescission rights of certain purchasers of the Company's 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

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

Date: February 28, 2006

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