Form 10QSB
period 2006-03-31
Onstream Media CORP
filed 2006-05-22
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 19, 2006 the registrant had issued and outstanding 14,164,892 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes |_| No |x|

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION PAGE

Item 1 - Financial Statements

  Unaudited Consolidated Balance Sheet at March 31, 2006
    and Consolidated Balance Sheet at September 30, 2005                   3 - 4

  Unaudited Consolidated Statements of Operations for the Six and Three
     Months Ended March 31, 2006 and 2005                                      5

  Unaudited Consolidated Statement of Stockholders' Equity for the Six
    Months Ended March 31, 2006                                                6

  Unaudited Consolidated Statements of Cash Flows for the Six Months
    Ended March 31, 2006 and 2005                                           7 -8

  Notes to Unaudited Consolidated Financial Statements                    9 - 37

Item 2 - Management's Discussion and Analysis or Plan of Operations      38 - 49

Item 3 - Controls and Procedures                                              49

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    50

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          50

Item 3 - Defaults upon Senior Securities                                      51

Item 4 - Submission of Matters to a Vote of Security Holders                  51

Item 5 - Other Information                                                    51

Item 6 - Exhibits                                                             51

Signatures                                                                    51

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,     September 30,
                                                                  2006           2005
                                                              -------------   -------------
                                                               (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $     706,211   $       4,137

  Restricted cash                                                     8,485           8,485

  8% Subordinated Convertible Debenture proceeds receivable         450,000            --

  Accounts receivable, net of allowance for
    doubtful accounts of $29,360 and $28,690, respectively        1,249,960       1,274,974

  Prepaid expenses                                                  714,057         604,928

  Inventories                                                        59,717          86,168

  Other current assets                                               22,902           8,914
                                                              -------------   -------------

Total current assets                                              3,211,332       1,987,606


PROPERTY AND EQUIPMENT, net                                       4,720,452       4,809,877

INTANGIBLE ASSETS, net                                              553,893         917,761

GOODWILL, net                                                     9,692,845       9,692,845

OTHER NON-CURRENT ASSETS                                            157,157         113,998
                                                              -------------   -------------

Total assets                                                  $  18,335,679   $  17,522,087
                                                              =============   =============

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                        March 31,      September 30,
                                                                          2006             2005
                                                                      -------------    -------------
                                                                       (unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                            $   2,405,481    $   1,710,808
  Amounts due to shareholders and officers                                  224,419          224,419
  Deferred revenue                                                          201,137          170,971
  8% Convertible Debentures - current portion, net of discount              339,072               --
  Notes payable - current portion                                           330,597          330,598
  Detachable Warrants and Embedded Conversion Feature
    associated with 8% Convertible Debentures -  current portion          1,788,617        2,314,521
  Detachable Warrants and Embedded Conversion Feature
    associated with 8% Subordinated Convertible Debentures                1,231,433               --
                                                                      -------------    -------------
Total current liabilities                                                 6,520,756        4,751,317

8% Convertible Debentures, net of discount and current portion            1,141,845        1,243,322
8% Subordinated Convertible Debentures, net of discount                   1,197,967               --
Notes payable - net of current portion                                      533,758          399,600
Detachable Warrants and Embedded Conversion Feature
  associated with 8% Convertible Debentures, net of current portion         485,214          702,647
                                                                      -------------    -------------

Total liabilities                                                         9,879,540        7,096,886
                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
Series A-10 Convertible Preferred stock, including potentially
  redeemable common stock issued upon conversion                          4,663,051        4,779,998
Detachable warrants associated with 8% Convertible Debentures;
  beneficial conversion rights included in 8% Convertible
  Debentures; and potentially redeemable common stock issued upon
  conversion and/or in lieu of interest on 8% Convertible                   504,701          786,027
                                                                      -------------    -------------

Total equity securities subject to potential rescission                   5,167,752        5,566,025
                                                                      -------------    -------------

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 424,333 and 416,031 issued
  and outstanding, respectively                                                  42               41
Common stock, par value $.0001 per share; authorized
  75,000,000 shares, 13,727,085 and 12,191,001 issued and
  outstanding, respectively                                                   1,373            1,219
Unamortized discount                                                     (1,718,174)      (2,067,461)
Additional paid-in capital                                               80,386,847       77,365,612
Accumulated deficit                                                     (75,381,701)     (70,440,235)
                                                                      -------------    -------------
Total stockholders' equity                                                3,288,387        4,859,176
                                                                      -------------    -------------

Total liabilities and stockholders' equity                            $  18,335,679    $  17,522,087
                                                                      =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              Six Months Ended               Three Months Ended
                                                  March 31,                       March 31,
                                        ----------------------------    ----------------------------
                                            2006            2005            2006            2005
                                        ------------    ------------    ------------    ------------
REVENUE:
  Digital asset management              $    838,720    $    897,271    $    391,892    $    364,372
  Network usage and services               1,013,046       1,001,941         509,561         506,454
  Network equipment sales and rentals        202,254         297,843         135,609          86,052
  Webcasting                               1,673,097       1,863,566         879,007         936,088
  Travel production and distribution          84,630         103,344          38,883          47,318
                                        ------------    ------------    ------------    ------------
Total revenue                              3,811,747       4,163,965       1,954,952       1,940,284
                                        ------------    ------------    ------------    ------------

COSTS OF REVENUE:
  Digital asset management                   317,240         337,269         167,292         162,543
  Network usage and services                 462,610         603,784         224,311         328,862
  Network equipment sales and rentals         75,883         151,523          61,847          30,499
  Webcasting                                 624,861         421,031         322,410         226,498
  Travel production and distribution          38,049          32,746          20,580          20,596
                                        ------------    ------------    ------------    ------------
Total costs of revenue                     1,518,643       1,546,353         796,440         768,998
                                        ------------    ------------    ------------    ------------


GROSS MARGIN                               2,293,104       2,617,612       1,158,512       1,171,286
                                        ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  General and administrative:
    Compensation                           2,473,842       2,423,515       1,333,273       1,351,749
    Professional fees                      1,135,958       1,321,219         580,890         817,240
    Other                                    809,722         741,758         464,686         429,491
  Depreciation and amortization              966,749         573,263         560,456         280,031
                                        ------------    ------------    ------------    ------------

Total operating expenses                   5,386,271       5,059,755       2,939,305       2,878,511
                                        ------------    ------------    ------------    ------------


Loss from operations                      (3,093,167)     (2,442,143)     (1,780,793)     (1,707,225)
                                        ------------    ------------    ------------    ------------

OTHER (EXPENSE) INCOME:
  Interest income                              2,945           7,341           1,554           5,647
  Interest expense                        (1,172,740)     (1,741,918)       (729,113)       (719,732)
  Loss on derivative instruments            (313,516)             --        (313,516)             --
  Other (expense) income, net                150,144         (94,613)        133,076           4,400
                                        ------------    ------------    ------------    ------------

Total other (expense) income, net         (1,333,167)     (1,829,190)       (907,999)       (709,685)
                                        ------------    ------------    ------------    ------------

Net loss                                $ (4,426,334)   $ (4,271,333)   $ (2,688,792)   $ (2,416,910)
                                        ============    ============    ============    ============

Loss per share - basic and diluted:

Net loss per share                      $      (0.34)   $      (0.65)   $      (0.20)   $      (0.30)
                                        ============    ============    ============    ============

Weighted average shares of common
  stock outstanding                       12,883,413       6,531,684      13,274,883       8,083,862
                                        ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2006

                                   (Unaudited)


                                                Series A- 10                   Common Stock            Additional Paid-in Capital
                                              Preferred Stock           ---------------------------   ----------------------------
                                           Shares          Amount          Shares         Amount         Gross          Discount
                                        ------------    ------------    ------------   ------------   ------------    ------------
Balance, September 30, 2005                  416,031    $         41      12,191,001   $      1,219   $ 77,365,612    $ (2,067,461)

Conversion of 8% Convertible
  Debentures to common shares                     --              --         528,678             53        528,625              --

Conversion of Series A-10 preferred
 shares to common shares                      (8,509)             (1)         85,090              8             (7)         30,090
Warrants issued with 8% Subordinated
  Convertible Debentures                          --              --              --             --        917,917              --
Issuance of shares, warrants and
  options for equipment, services
  and incentives                                  --              --         656,339             66        951,207              --
Common shares issued for interest on
  8% Convertible Debentures and
  Notes Payable                                   --              --         265,977             27        231,690              --
Dividends accrued on Series A-10
  preferred                                   16,811               2              --             --        168,111         319,197
Decrease in equity securities subject
  to potential rescission                         --              --              --             --      1,141,609              --
Reclassification to liability of
  Detachable Warrants and
  Embedded Conversion Feature
  associated with 8%                              --              --              --             --       (917,917)             --
  Subordinated Convertible
  Debentures
Net loss                                          --              --              --             --             --              --
                                        ------------    ------------    ------------   ------------   ------------    ------------
Balance, March 31, 2006                      424,333    $         42      13,727,085   $      1,373   $ 80,386,847    $ (1,718,174)
                                        ------------    ------------    ------------   ------------   ------------    ------------

                                          Accumulated
                                            Deficit           Total
                                          ------------    ------------
Balance, September 30, 2005               $(70,440,235)   $  4,859,176

Conversion of 8% Convertible
  Debentures to common shares                       --         528,678

Conversion of Series A-10 preferred
 shares to common shares                       (30,090)             --
Warrants issued with 8% Subordinated
  Convertible Debentures                            --         917,917
Issuance of shares, warrants and
  options for equipment, services
  and incentives                                    --         951,273
Common shares issued for interest on
  8% Convertible Debentures and
  Notes Payable                                     --         231,717
Dividends accrued on Series A-10
  preferred                                   (485,042)          2,268
Decrease in equity securities subject
  to potential rescission                           --       1,141,609
Reclassification to liability of
  Detachable Warrants and
  Embedded Conversion Feature
  associated with 8%                                --        (917,917)
  Subordinated Convertible
  Debentures
Net loss                                    (4,426,334)     (4,426,334)
                                          ------------    ------------
Balance, March 31, 2006                   $(75,381,701)   $  3,288,387
                                          ------------    ------------



        The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  Six Months Ended
                                                                      March 31,
                                                                 2006           2005
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(4,426,334)   $(4,271,333)
  Adjustments to reconcile net loss to net cash (used in)
  operating activities:
    Depreciation and amortization                                966,749        573,262
    Amortization of discount on notes payable                     66,444        494,150
    Amortization of discount on convertible debentures           757,595        280,028
    Interest penalty payable in common shares                         --        691,200
    Interest expense paid in common shares                       203,948        152,360
    Interest expense paid in A-10 preferred shares                    --         85,620
    Interest expense on notes converted to 8% Subordinated        25,000             --
      Convertible Debentures
    Amortization of deferred services and incentives,
      including shares issued for severance and services         606,193        740,502
    Loss on derivative instruments                               313,516             --
    Loss on equity basis investment in Acquired Onstream              --        100,025
    Decrease in allowance for doubtful accounts                      528          1,732
    Gain from settlements of obligations                              --         (4,375)
    Loss on disposition/retirement of fixed assets                    --         21,749
    Changes in assets and liabilities, net of effects from
      the Onstream Merger:
      Decrease in accounts receivable                             24,487         25,341
      (Increase) in prepaid expenses                             (53,678)        (5,973)
      (Increase) in other current assets                         (13,988)       (12,121)
      Decrease in inventories                                     26,451          3,429
      Increase in accounts payable and accrued liabilities       500,609        152,595
      Increase in deferred revenue                                30,166         48,624
                                                             -----------    -----------
Net cash (used in) operating activities                         (972,314)      (923,185)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to Acquired Onstream                                       --     (1,455,920)
  Costs of Onstream Merger                                            --       (153,317)
  Payment of accounts payable and accrued liabilities
    assumed at time of Onstream Merger                                --       (480,724)
  Acquisition of property and equipment                         (172,245)    (1,025,519)
                                                             -----------    -----------

Net cash (used in) investing activities                         (172,245)    (3,115,480)
                                                             -----------    -----------


                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                       Six Months Ended
                                                                           March 31,
                                                                     2006            2005
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of 8% Subordinated Convertible
    Debentures, net of expenses                                  $  1,391,740    $         --
  Proceeds from sale of 8% Convertible Debentures, net of
    expenses                                                               --       6,004,213
  Proceeds from Series A-10 convertible preferred, net of
     expenses                                                              --       1,977,910
  Proceeds from restricted cash                                            --         200,000
  Proceeds from loans and notes payable, net of expenses              770,000         150,000
  Dividends                                                                --         (94,696)
  Repayment of loans, notes and leases payable                       (315,107)     (2,741,599)
  Payment of Series A-11 convertible preferred                             --        (500,000)
                                                                 ------------    ------------
Net cash provided by financing activities                           1,846,633       4,995,828
                                                                 ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             702,074         957,163

CASH AND CASH EQUIVALENTS, beginning of period                          4,137          14,269
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                         $    706,211    $    971,432
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest                                  $    133,246    $     37,947
                                                                 ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Issuance of shares, options and warrants in conjunction
    with the Onstream Merger                                     $         --    $  7,311,893
  Issuance of warrants with 8% Subordinated Convertible
    Debentures                                                   $    424,459    $         --
  Issuance of warrants with 8% Convertible Debentures            $         --    $  1,801,257
  Issuance of warrants with Series A-10 convertible
    preferred                                                    $         --    $    922,756
  Conversion of note payable to Series A-10 convertible
    preferred                                                    $         --    $  1,000,000
  Conversion of Series A-8 convertible preferred to Series
    A-10 convertible preferred                                   $         --    $  1,396,500
  Conversion of Series A-10 convertible preferred to common
    shares                                                       $     85,090    $    211,640
  Conversion of 8% Convertible Debentures to common shares       $    528,678    $    150,000
  Conversion of note payable and interest to 8%
    Subordinated Convertible Debentures                          $    375,000    $         --
  Net (decrease) increase in amount of equity securities
    subject to potential rescission, including portion
    classified as liability                                      $ (1,141,609)   $ 11,148,302
  Derivative instruments reclassified from equity to
    liability                                                    $    917,917    $         --
  Issuance of shares, warrants and options for deferred
    services and incentives                                      $    624,229    $  1,143,560
  Issuance of shares for payment of accounts payable             $    327,044    $         --
  Obligation to issue common shares for severance, services
    and financial penalties                                      $         --    $  1,162,201
  Issuance of common shares for interest                         $    231,717    $    260,859
  Issuance of A-10 preferred shares for interest and dividends   $    168,111    $     88.850
  Disposal of property and equipment                             $    641,860    $         --

        The accompanying notes are an integral part of these consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

As a result of the Company's December 23, 2004 acquisition of Acquired Onstream (see note 2), the Company changed its name to Onstream Media Corporation in January 2005 and has reorganized the previous three operating groups into two groups - Digital Asset Management and Webcasting. The Digital Asset Management group includes the previous Networking Solutions Group, as well as the operations resulting from software licenses and other assets acquired from Virage, Inc. and Acquired Onstream. The new Webcasting Group includes the previous Webcasting and Travel groups.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $75.4 million as of March 31, 2006. The Company's operations have been financed primarily through the issuance of equity and debt. For the six months ended March 31, 2006, ONSM had a net loss of approximately $4.4 million and cash used in operations of approximately $972,000. The Company had a working capital deficit of $3,309,424 at March 31, 2006.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101 and SAB 104, "Revenue Recognition", and EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements". Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of March 31, 2006 and 2005 is immaterial in relation to the Company's recorded liabilities.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

Net Loss Per Share

For the six and three months ended March 31, 2006 and 2005, net loss per share is based on the weighted average number of shares of common stock outstanding. For the six and three months ended March 31, 2005 this weighted average includes the effect of 2,000 common shares per day that the Company was obligated to issue starting on August 31, 2004 through June 29, 2005, under a penalty provision contained in a March 2004 convertible debenture agreement. On June 29, 2005, the Company issued 606,000 common shares in full satisfaction of this penalty. The Company also recorded interest expense of $691,200 and $344,380 for the six and three months ended March 31, 2005, respectively, related to its valuation of the portion of this stock related to those periods. The valuation was based on the closing share price for each day that the penalty was incurred.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 16,716,160 and 12,304,420 at March 31, 2006 and 2005, respectively, which includes contingent warrants - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2006 have been excluded from the calculation of net loss per share: (i) 424,333 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,243,330 shares of our common stock and (ii) $3,300,000 of senior secured convertible notes ("8% Convertible Debentures") and $2,300,000 of subordinated convertible notes ("8% Subordinated Debentures"), which in aggregate could potentially convert into 5,600,000 shares of our common stock. The potential dilutive effects of the following convertible securities outstanding at March 31, 2005 have been excluded from the calculation of net loss per share: (i) 442,344 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,423,440 shares of our common stock and (ii) $6,250,000 of senior secured convertible notes ("8% Convertible Debentures") which could potentially convert into 6,250,000 shares of our common stock.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

                                             For the six months ended         For the three months
                                                 ended March 31,                 ended March 31,
                                              2006             2005           2006           2005
                                           -----------    --------------   -----------    -----------
Net loss, as reported                      $(4,426,334)   $   (4,271,333)  $(2,688,792)   $(2,416,910)
Total stock based compensation expense *      (381,972)       (1,041,804)     (190,986)        (6,269)
                                           -----------    --------------   -----------    -----------
Pro forma net loss                         $(4,808,306)   $ ( 5,313,137)   $(2,879,778)   $(2,423,179)
                                           ===========    ==============   ===========    ===========


Net loss per share - basic and diluted:
  Net loss per share, as reported          $     (0.34)   $        (0.65)  $     (0.20)   $     (0.30)
                                           -----------    --------------   -----------    -----------
  Net loss per share, pro forma            $     (0.37)   $        (0.81)  $     (0.22)   $     (0.30)
                                           -----------    --------------   -----------    -----------

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

In December 2004, the Company issued 1,350,000 Non-Plan Options to directors and management as additional compensation for the closing of the Onstream Merger, which it accounted for in accordance with APB 25. The compensation value of these options, approximately $1.0 million, is included in the above table for the six and three months ended March 31, 2005, as it is considered to be an internal cost associated with a business combination, which is expensed in accordance with SFAS 141, "Business Combinations". See Note 2.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Effects of Recent Accounting Pronouncements

 In December 2004, the FASB issued SFAS 123R, "Share-Based Payments", which is discussed in this Note 1 above, under "Stock compensation".

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005 We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements. However, see Notes 4 and 5 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2005 and March 31, 2006, which was based on our application of EITF 00-19 as well as other authoritative literature.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after December 31, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements. However, see Notes 4 and 5 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2005 and March 31, 2006, which was based on our application of SFAS 150 as well as other authoritative literature.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the annual financial statements of the Company as of September 30, 2005. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of March 31, 2006, the results of their operations for the six and three months ended March 31, 2006 and 2005 and cash flows for the six months ended March 31, 2006 and 2005. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company's intangible assets is as follows:

                                             March 31, 2006                             September 30, 2005
                             --------------------------------------------   --------------------------------------------
                                Gross                                         Gross
                              Carrying       Accumulated      Net Book       Carrying       Accumulated       Net Book
                                Amount       Amortization       Value          Amount       Amortization       Value
                             ------------    ------------    ------------   ------------    ------------    ------------
Goodwill-Acquired Onstream   $  8,421,401    $         --    $  8,421,401   $  8,421,401    $         --    $  8,421,401
Goodwill-EDNet                  1,271,444              --       1,271,444      1,271,444              --       1,271,444
Customer Lists - MOD            3,071,722      (2,610,964)        460,758      3,071,722      (2,303,791)        767,931
Customer Lists - Virage           332,000        (238,865)         93,135        332,000        (182,170)        149,830
                             ------------    ------------    ------------   ------------    ------------    ------------

                             $ 13,096,567    $ (2,849,829)   $ 10,246,738   $ 13,096,567    $ (2,485,961)   $ 10,610,606
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
                                                     ==========

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

The following table sets forth the unaudited pro-forma consolidated results of operations for the six and three months ended March 31, 2005, giving effect to the Onstream Merger, as if the acquisition had occurred as of the beginning of the periods presented:

                                                For the six months     For the three months
                                               ended March 31, 2005    ended March 31, 2005
                                               --------------------    --------------------
                                                   (unaudited)              (unaudited)

Revenues                                       $          4,174,040    $          1,940,284
                                               ====================    ====================
Net loss                                       $         (4,352,904)   $         (2,675,813)
                                               ====================    ====================
Net loss applicable to common stock            $         (4,900,769)   $         (2,949,745)
                                               ====================    ====================
Net loss per common share                      $              (0.57)   $              (0.33)
                                               ====================    ====================

Net loss applicable to common stock
  per common share                             $              (0.64)   $              (0.36)
                                               ====================    ====================


The above pro-forma numbers include the effects of the $6.5 million in debt and equity financing discussed in Notes 4 and 6, since that financing was a condition of the Onstream Merger. The effect of including the pro-forma adjustments for this financing decreases the pro-forma net loss presented above by approximately $203,000 for the six months ended March 31, 2005 and increases the pro-forma net loss by approximately $236,000 for the three months ended March 31, 2005. The difference between the pro-forma net loss and the pro-forma net loss applicable to common stock as presented above is entirely related to the inclusion of the effects of the equity portion of this $6.5 million financing.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

Prior to August 5, 2005, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan's uncured default under the note. Due to Curaspan's continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received. All scheduled payments have been made through May 4, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                                   March 31,      September 30,     Useful Lives
                                                     2006              2005            (Years)
                                                -------------    -------------      ------------
Equipment and Software                          $   6,634,922    $    7,178,929           1-5
DMSP                                                3,941,952         3,503,879            3
Travel video library                                1,368,112         1,368,112            2
Furniture and fixtures                                179,204           231,905           5-7
Capitalized internal use software                     385,985           385,985            3
Leasehold improvements                                266,228           234,988            5
                                                -------------    --------------
                                                   12,776,403        12,903,798
Less:  Accumulated depreciation
       and amortization                            (8,055,951)       (8,093,921)
                                                -------------    --------------
Net book value                                  $   4,720,452    $    4,809,877
                                                ==============   ===============

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $603,000 and $198,000 for the six months ended March 31, 2006 and 2005, respectively. Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $379,000 and $95,000 for the three months ended March 31, 2006 and 2005, respectively. The Company recorded the disposal of approximately $642,000 of fully depreciated furniture and equipment during the six months ended March 31, 2006.

The DMSP is comprised of four separate "products", only two of which were available on an individual basis at the time of the Onstream Merger. The four separate products are transcoding, storage, search and retrieval and distribution. Effective April 29, 2005, all four products were accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating security features available through SAIC. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") of the DMSP's carrying cost began and has continued through March 31, 2006. See Note 2 regarding the initial purchase of this asset from Acquired Onstream and Note 5 regarding the SAIC contract.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believes are without merit. As of May 19, 2006 both the Company and the buyer are continuing to conduct their respective discovery. The Company has not refunded the deposit, which is included in deferred revenue as of September 30, 2005 and March 31, 2006. The Company does not believe that the ultimate resolution of this matter will have a material impact on its financial condition or results of operations. Pending closing of this transaction, the Company had the right to continue, and has continued, its travel production and distribution operations. The cost of the travel video library is fully depreciated as of September 30, 2005 and March 31, 2006 and the associated travel production and distribution revenues were $84,630 and $103,344, respectively, for the six months ended March 31, 2006 and 2005.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

8% Subordinated Convertible Debentures

In March 2006 the Company sold to 16 accredited investors $2.5 million principal amount of 8% subordinated secured convertible notes ("8% Subordinated Convertible Debentures"), together with common stock purchase warrants to purchase an aggregate of 875,000 shares of ONSM common stock for $1.50 per share. Of the $2.5 million total (i) $1,850,000 (which includes $375,000 applied from previously existing Company indebtedness, as discussed below) was received by the Company as of March 31, 2006, (ii) $450,000 was received by the Company on April 3, 2006 and thus reflected as a current receivable as of March 31, 2006 and (iii) $200,000 had not been remitted to the Company as of May 19, 2006. As a result of the above, only $2.3 million of the $2.5 million total offering, as well as 805,000 of the total 875,000 warrants, is reflected in the Company's financial statements as of March 31, 2006.

The Company entered into a security agreement with Cantera (Switzerland) S.A., as agent for the purchasers of the 8% Subordinated Convertible Debentures, wherein the Company pledged all of its assets as collateral for the notes, although such pledge is subordinate to all other existing indebtedness, including the 8% senior secured convertible notes and property and equipment financing. It is also subordinate to future purchase money and capital lease indebtedness, but only to the extent of assets covered thereby.

Additional terms of the 8% Subordinated Convertible Debentures include:

         * unless converted or redeemed as described below, $2.5 million principal amount of the 8% Subordinated Convertible Debentures are due on or before March 28, 2010 and $1.0 million principal amount will be due on or before the date four years after the required shareholder approval is obtained, as discussed below,

         * 8% annual interest, payable in arrears with the first interest payment due on September 28, 2006 and payment dates quarterly thereafter. The interest is payable either in cash or at the Company's option in registered shares (the first payment may be in unregistered shares if those shares are eventually registered) of ONSM common stock valued at 85% of its volume weighted average price for the 20 days prior to the payment date,

         * subject to certain exceptions, while the notes are outstanding the Company cannot purchase, redeem or otherwise acquire any capital stock, issue any variable priced equity securities or variable price equity linked securities and for a period of one year after the closing, may not issue an equity or equity-linked issuance below the $1.00 conversion price. The Company has also agreed not to redeem or repurchase any portion of its Series A-10 Preferred Stock, or any other preferred stock, common stock or equity equivalent prior to either the maturity date of the notes or until all the notes have been converted without the consent of the holders of 51% of the outstanding notes,

         * the notes are convertible at any time at the option of the holder into shares of ONSM common stock at a conversion price of $1.00 per share which is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below $1.00 per share, subject to adjustment as set forth above,

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

            * if at any time while all or any portion of the 8% Subordinated Convertible Debentures are outstanding the trading price of ONSM common stock exceeds $1.50 per share for a minimum of 20 days during a 30 day period, then an amount of the notes equal to the total volume for the 30 day period multiplied by the average daily closing price multiplied by 20% will automatically convert into shares of ONSM common stock at the conversion price of $1.00 per share, with each note converted on a pro-rata basis based on initial principal and subject to adjustment as set forth above. The closing ONSM share price was $0.90 per share on May 18, 2006,

         * the number of shares of ONSM common stock acquired by any holder upon conversion of the notes is limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company's issued and outstanding common stock,

         * the Company can prepay all or any portion of the principal amount of the notes, plus any accrued but unpaid interest. If the Company should elect to prepay the notes, the holders will have five trading days to convert the notes into shares of ONSM common stock. Prepayment of the notes must be pro-rata amongst the holders in an amount equal to 115% of the principal amount of the notes being redeemed, and

            * beginning at the end of the 24th month following the issuance date the principal outstanding on any remaining 8% Subordinated Convertible Debentures will be paid in nine equal quarterly installments on the last day of each successive quarter. The Company has the option to pay the quarterly installments in shares of ONSM common stock if the volume weighted average price during the preceding quarter is greater than $1.18 per share. The portion that can be paid in common stock is based upon a formula of 20% of the total trading volume for the quarter multiplied times the average closing price. In any quarter where this formula would result in the issuance of shares of common stock that exceed the amount of the quarterly installment, at the holders option an additional amount of up to 20% may be converted and applied to the final quarterly payment. The closing ONSM share price was $0.90 per share on May 18, 2006.

In connection with the 8% Subordinated Convertible Debentures, the Company issued (or will issue) five year common stock purchase warrants to purchase an aggregate of 875,000 shares of our common stock, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below $1.50 per share. Starting one year after issuance, the warrants include a cashless exercise feature, that terminates at the time the shares underlying the warrants are registered, which provides that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a "cashless exercise" whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company's issued and outstanding common stock.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

The Company agreed to file with the SEC on or prior to thirty (30) days after the final closing a Registration Statement (the "Registration Statement") providing for the sale of the common shares underlying the 8% Subordinated Convertible Debentures and related $1.50 warrants (the "Registrable Securities") by the holders thereof, and to use commercially reasonable efforts to have such Registration Statement declared effective by the SEC as soon as practicable. If the Registration Statement is not filed as set forth above or not declared effective within ninety (90) days following the Closing (or 150 days in the event of a review of the Registration Statement by the Securities and Exchange Commission), the Company is obligated to pay the holders of the Registrable Securities an amount equal to one percent (1%) of the aggregate purchase price of the Registrable Securities on such date and one and one-half percent (1.5%) on the monthly anniversary of each such date thereafter, until the Registration Statement is declared effective, up to a maximum of fifteen percent (15%). It is the Company's position, based on its evaluation of the subscription agreement and other relevant loan documents, that while individual purchases were closed as early as March 28, 2006 that the final Closing for purposes of applying the above requirements could not occur until the full $2.5 million proceeds has been remitted to the Company, which had not occurred as of May 19, 2006, as discussed above.

The Company is only required to expend commercially reasonable efforts to keep the Registration Statement continuously effective. However, in the event the Registration Statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem (i) any such notes still outstanding for 115% of the face value (or 115% of the market value of the underlying shares for the previous five days, if greater) plus (ii) any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company's common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive).

Based on the Company's application of EITF 00-19 and SFAS 133, it determined that the requirement, discussed above, that the Company file a registration statement including the shares underlying the 8% Subordinated Convertible Debenture and the related $1.50 warrants, which it has not filed as of May 19, 2006, would require that the amount originally recorded as equity for the embedded conversion feature in the 8% Subordinated Convertible Debentures, as well as the related $1.50 warrants, be reclassified from equity to liability. Although the warrants are not yet exercisable, as discussed above, the Company has determined that EITF 00-19 prohibits equity classification for any provision in a contract that could require net-cash settlement and does not appear to contain an exception for such provisions that are not yet applicable. Even if the registration statement was filed by the Company, the "cashless exercise" option discussed above would also result in the continued classification as a liability of the amount recorded for the $1.50 warrants, although that option only becomes available to investors one year after issuance of the warrants and only in the event there is no effective registration statement. Even if the registration statement was filed by the Company and declared effective by the SEC, the existence of penalties for lack of an effective registration and/or listing for the Company's shares, as discussed above, would result in the continued classification as a liability of up to 15% of the amount recorded for the embedded conversion feature. Although the Company does not believe that actual payments in connection with these provisions is likely, EITF 00-19 requires that the accounting for them be done without regard to probability. EITF 00-19 also requires that the amount reclassified as a liability be adjusted to fair value at each reporting period. Accordingly, the Company has reflected a liability of $1,231,433 on its March 31, 2006 balance sheet, $917,917 of such amount representing the reclassification to liability of the $1.50 warrants and the embedded conversion feature in the 8% Subordinated Convertible Debentures and the balance of $313,516 representing the adjustment of those reclassified amounts to fair value at that date. The adjustment to fair value was included under the caption "loss on derivative instruments" on the Company's statement of operations for the six and three months ended March 31, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

In March and April 2006 the Company paid the selling agents fees totaling $163,000 and issued them 182,500 common stock purchase warrants with terms identical to the warrants sold with the initial $2.3 million principal 8% subordinated secured convertible notes.

The estimated fair value of all warrants given in connection with the 8% Subordinated Convertible Debentures plus the value of the 8% Subordinated Convertible Debentures' beneficial conversion feature is $917,917, which was calculated in accordance with EITF 98-05 ("Accounting for Convertible Securities with Beneficial Conversion Features") and EITF 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments") and allocated to additional paid in capital and debt discount. The Company's management calculated the discount based on its estimate of the fair value of the warrants and the fair value of the notes, which were allocated on a pro-rata basis as a percentage of the face value of the convertible securities, and the intrinsic value of the beneficial conversion feature. The fair value of the warrants was calculated using the Black-Scholes model including the following assumptions: expected volatility of 56% and risk free interest rate of 6.25%. The estimated fair value of the note was based on the present value of the expected cash flows, discounted at approximately 13% per annum, which Company management determined to be an appropriate interest rate for this financing on a stand-alone basis. The intrinsic value of the beneficial conversion feature was based on the closing price of the stock at the date of issuance, its relationship to the conversion price of the instrument and the value of the warrants. The debt discount, which totals $1,102,033 after inclusion of other direct costs associated with the financing, will be amortized to interest expense over the four year term of the 8% Subordinated Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities will be expensed as interest at the time of the conversion.

The terms of the $2.5 million financing allow the Company to sell an additional $1.0 million principal amount of 8% subordinated secured convertible notes, together with common stock purchase warrants to purchase an aggregate of 350,000 shares of ONSM common stock, all under identical terms to the initial $2.5 million transaction but subject to shareholder approval, in accordance with the requirements of Rule 4350(i) of the Nasdaq Marketplace Rules. The purchasers of these securities must remit the purchase price to the Company within five (5) days of being notified of such shareholder approval.

8% Senior Convertible Debentures

On December 23, 2004, the Company sold senior secured convertible notes ("8% Convertible Debentures"), which have a $1.00 conversion rate per common share and include five-year warrants to purchase 1,522,500 common shares of ONSM for $1.65 per share, to several accredited investors for gross proceeds of $4.35 million. The 8% Convertible Debentures are collateralized by a blanket security interest in the Company's assets and a pledge of the stock of its subsidiaries.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Senior Convertible Debentures (continued)

As of March 31, 2006,  $3,225,000 of 8%  Convertible  Debentures  (including the
AIR), plus accrued interest, had been converted into 3,254,337 common shares. As of March 31, 2006, $3,300,000 of the 8% Convertible Debentures (including the
AIR) had not been converted. See Note 9 regarding conversions occurring after March 31, 2006. Certain purchasers of the 8% Convertible Debentures and the Additional 8% Convertible Debentures may be entitled to certain rescission rights - see Note 5.

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares) on a registration statement declared effective by the SEC on June 29, 2005. Beginning on the date of such registration, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. The closing ONSM share price was $0.90 per share on May 18, 2006.

Any remaining 8% Convertible Debentures will be paid in nine equal quarterly installments. Although the note documents indicate that these quarterly payments start on September 30, 2006, this would result in the ninth payment being on September 30, 2008, which is 2.5 months earlier than the stated note maturity date. Therefore the Company believes that the intent of the documents was for the automatic quarterly repayments to start in December 2006 and end after nine payments in December 2008, the stated maturity date. Therefore, the March 31, 2006 financial statements reflect a current liability equal to two of those quarterly payments, net of the related discount. In the event three payments were included the current liability would increase by approximately $170,000, net of discount.

All or part of these nine quarterly installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company's issued and outstanding stock.

The 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price for each month that
(a) the Company's common shares are not listed on the Nasdaq Small Cap Market for a period of 3 trading days or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under the provisions of Rule 144(k). Also, in the event the Registration Statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Convertible Debentures and the Additional 8% Convertible Debentures may require the Company to redeem (i) any such notes still outstanding for 115% of the face value (or 115% of the market value of the underlying shares for the previous five days, if greater) plus (ii) any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company's common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive).

The $1.65 warrants provide that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a "cashless exercise" whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Senior Convertible Debentures (continued)

Based on the Company's application of EITF 00-19 and SFAS 133, it determined that the existence of the 1% per month penalties for lack of an effective registration and/or listing for the company's shares, as well as the "cashless exercise" option, all discussed above, required that a portion of the amount originally recorded as equity for the $1.00 warrants and the embedded conversion feature in the 8% Convertible Debenture and Additional 8% Convertible Debenture, as well as the entire value recorded in equity for the $1.65 warrants, be classified as a current and non-current liability. Although the Company does not believe that the actual assessment of these penalties is likely, EITF 00-19 requires that the accounting for them be done without regard to probability. These amounts, totaling $2,273,831 and $3,017,168 at March 31, 2006 and September 30, 2005, respectively, were also subject to the accounting for potential rescission, which is discussed in Note 5. EITF 00-19 requires that the amount recorded as a liability be adjusted to fair value at each reporting period. Since the Company determined that there was no material difference between the original amounts recorded for these items in the aggregate and their fair value as of September 30, 2005 in the aggregate, there was no effect on the statement of operations related to this matter for the year ended September 30, 2005. Although the fair value of the liability decreased during the six and three months ended March 31, 2006, this has been reflected on the financial statements for those periods by a reduction in the liability and an increase in "Equity Securities Subject to Potential Rescission", with no net effect to the statement of operations, as it was determined these amounts were still subject to the accounting for potential rescission as of March 31, 2006 and December 31, 2005 and were treated accordingly. See Note 5.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Senior Convertible Debentures (continued)

The above transactions are summarized as follows through March 31, 2006:

Initial gross proceeds                                           $ 6,525,000
Less: conversions to common shares                                (3,225,000)
Less: initial discount                                            (4,642,269)
Plus: amortization of discount                                     2,823,186
                                                                 -----------
8% Convertible Debentures, net of discount                       $ 1,480,917
Less: current portion, net of discount                              (339,072)
                                                                 -----------
8% Convertible Debentures, net of discount and current portion   $ 1,141,845
                                                                 ===========


The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company's option. The Company issued 180,211 common shares in lieu of the $149,300 interest accrued during the six months ended March 31, 2006, which included 8,678 shares issued for $8,678 interest due on conversions during that period.

Notes Payable

Notes payable consist of the following as of March 31, 2006 and September 30, 2005:

                                                          March 31,     September 30,
                                                            2006             2005
                                                       -------------    -------------
Note payable to affiliate of a director of the
  Company, with original funding in August 2005 and
  due on August 19, 2006.                              $     300,000    $     300,000
Note payable to a major shareholder of the Company,
  with original funding in September 2005 and
  additional funding in October 2005. Due on October
   11, 2010.                                                 450,000          300,000
Capitalized software lease                                   114,355          130,198
                                                       -------------    -------------
Total notes payable                                          864,355          730,198
Less: current portion                                       (330,597)        (330,598)
                                                       -------------    -------------
Long term notes payable                                $     533,758    $     399,600
                                                       =============    =============

Interest expense to related parties (including amortization of debt discount) was approximately $70,000 and $60,000 for the six months ended March 31, 2006 and 2005, respectively. Related parties include Company directors and employees, and their affiliates, but exclude major shareholders.

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which has an outstanding principal balance of $114,355 and $130,198 as of March 31, 2006 and September 30, 2005, respectively. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. See Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

Notes Payable  (continued)

On August 19, 2005, the Company received a $300,000 loan from Asset Factoring International, Inc., whose Investment Manager is a member of our board of directors. The term of the loan was one year, with a 2% loan origination fee and interest of 8% per annum. All interest and fees were due and payable in the event of early repayment. The terms of the loan, which was collateralized by $600,000 (original purchase price) of recently purchased equipment and software, required repayment within 5 days of the Company obtaining other financing, including but not limited to equipment financing. Asset Factoring agreed to several extensions for the repayment of this loan after the Company obtained such other financing in October and November 2005 until the Company repaid $360,000 in April 2006, which represented principal and the initially negotiated loan origination fee and interest, plus subsequently negotiated extension fees.

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

On November 30, 2005, the Company borrowed $300,000 from Platinum Credit Group, LLC, secured by a secondary lien on up to $300,000 of the Company's tangible equipment and other assets. In addition, the Company dedicated certain receivables and financing proceeds to assure the repayment of the Note on or before its due date of March 1, 2006. At the time of the borrowing, the Company paid related fees totaling $30,000 in cash and prepaid interest in the form of 44,444 shares of ONSM common stock. The Company repaid the loan principal on March 15, 2006, along with a negotiated late payment penalty of an additional 15,000 common shares.

During February 2006, the Company borrowed $250,000 from Mr. David Namoff. The principal, plus cash interest of 10% plus 25,000 common shares, was due on January 31, 2007. The Company was also required to repay the loan, including the full amount of interest, within 15 days of obtaining financing in excess of $1.0 million. Accordingly, the outstanding principal plus the cash interest due on this loan, totaling $275,000, was designated by Mr. Namoff to purchase an equivalent amount of 8% Subordinated Convertible Debentures, which we issued to him in March 2006 (as part of the total $2.5 million financing) along with the 25,000 ONSM shares also due for interest.

During February 2006, the Company borrowed $100,000 from Lewis Opportunity Fund LP. The principal, plus cash interest of 10% plus 10,000 common shares, was due on February 17, 2007. The Company was also required to repay the loan, including the full amount of interest, within 15 days of obtaining financing in excess of $100,000. Accordingly, the outstanding principal of $100,000 was designated by Lewis Opportunity Fund LP to purchase an equivalent amount of 8% Subordinated Convertible Debentures, which we issued to him in March 2006 (as part of the total $2.5 million financing) along with the 10,000 ONSM shares and $10,000 also due for interest.

All notes payable outstanding as of September 30, 2004 were satisfied on December 23, 2004 by cash payments totaling approximately $2.4 million and issuance of 100,000 shares of Series A-10 Convertible Preferred ("Series A-10"), which included five-year warrants to purchase 500,000 common shares of ONSM for $1.50 per share. In connection with the retirement of this indebtedness, the Company wrote off the related unamortized discount of approximately $494,000, which is included in interest expense for the six months ended March 31, 2005.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

As of March 31, 2006, the Company's balance sheet reflects a liability, net of discount, of $1,480,917 associated with the 8% Convertible Debentures. The total proceeds arising from the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock, including related dividends and interest paid in kind, were $8,922,500, excluding $3,030,996 that the Company has determined is not subject to rescission based on the original purchasers' conversion and sale as discussed above. The excess of these potentially rescissionable proceeds over the recorded liability was $7,441,583, of which a) $5,167,752 was reclassified from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission" as of December 31, 2005, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities" and b) $2,273,831 was reclassified to the liability "Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures", in accordance with EITF 00-19 and other applicable accounting, as discussed in Note 4. The combined net decrease in these two amounts for the six months ended March 31, 2006 was $1,141,609, which was reflected as an increase in the Company's additional paid-in capital during that period.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 5:  COMMITMENTS AND CONTINGENCIES  (continued)

As of May 10, 2006, twenty individual investors had converted 8% Convertible Debentures of $3,525,000 and 77,506 shares of Series A-10 Preferred Stock to ONSM common shares. The portion of these shares still held by the investors represents approximately $1,458,000 of the amounts included in "equity securities subject to potential rescission" as of March 31, 2006. An additional amount of approximately $1,140,000 of the March 31, 2006 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these twenty individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

Consulting agreements - The Company is obligated under agreements to issue approximately 442,000 common shares and options to purchase approximately 345,000 shares (with exercise prices of $1.00 and $1.05) for consulting services subsequent to March 31, 2006, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $74,000. None of these contracts are with Company directors or officers. However, 90,000 of these shares and 100,000 of these options are related to a consulting agreement with an individual having greater than 5% beneficial ownership in the Company as of September 30, 2005.

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

Contemporaneously with the BOA, Acquired Onstream and SAIC entered into a Stock Issuance Agreement, pursuant to which Acquired Onstream, at its option, could pay up to 20% of $1,250,000 of invoices for services subsequent to the execution of the Stock Issuance Agreement, with its common stock. Such common stock would be valued at the lesser of $0.50 per share or fair market value as of the date of issuance. Prior to the Onstream Merger, Acquired Onstream had issued 158,910 shares of its common stock to SAIC under this arrangement, valued at approximately $59,000 and converted to 23,535 ONSM shares in December 2004. Acquired Onstream granted to SAIC certain piggyback registration rights in connection with any such shares of common stock issued to SAIC. Within 30 days after notice of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of the Acquired Onstream to another entity, SAIC had the right to terminate the Stock Issuance Agreement. SAIC did not terminate the Agreement and the Company has continued to pay 20% of SAIC invoices with ONSM common stock - 87,715 ONSM shares valued at $130,153 were issued to SAIC subsequent to the Onstream Merger and through March 31, 2006, including $57,142 included in Acquired Onstream's accounts payable at the time of the Onstream Merger - see Note 2. SAIC has not objected to the use of a fair market value for ONSM shares consistent with the December 2004 conversion of its Acquired Onstream shares to ONSM shares, even though such valuation is higher than the $0.50 per share maximum established in the

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 5:  COMMITMENTS AND CONTINGENCIES (continued)

Stock Issuance Agreement. However, the Company has entered into negotiations with SAIC which may result in the future discontinuance of the stock payment option.

As of March 31, 2006, SAIC had been paid approximately $1,786,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $109,000, which is included in accounts payable on the Company's balance sheet at that date.

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

Lease Commitments

The Company is obligated under operating leases for each of its three offices in Pompano Beach, Florida; San Francisco, California and New York City, which call for monthly payments totaling approximately $38,000. The leases, with expiration dates ranging from 2006 to 2009, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of March 31, 2006, excluding the capital lease obligation discussed in
Note 4, total approximately $934,000.

Annual Long Distance Purchase Commitment

EDNet entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a purchase commitment of approximately $384,000 (before taxes) per year. The Company was in compliance with this agreement, which expired in March 2006, and in December 2005 completed negotiations for a two-year renewal that included a purchase commitment of approximately $120,000 (before taxes) per year with approximately 40% lower rates, which were effective starting January 15, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 6:  CAPITAL STOCK

Common Stock

During the six months ended March 31, 2006, the Company issued (i) 528,678 ONSM common shares as a result of two investors' conversion of $520,000 of 8% Convertible Debentures, plus accrued interest and (ii) 85,090 ONSM common shares as a result of four investors' conversion of 8,509 shares of Series A-10 Preferred - see Note 5 and below.

During the six months ended March 31, 2006, the Company issued 656,339 shares of common stock for equipment and consulting, financial, advisory and other services, as follows:

         249,767 shares valued at approximately $251,300 and recognized as professional fees expense over various service periods of up to 6 months. None of these shares were issued to Company directors or officers. However, 45,000 of these shares were issued under a consulting agreement with an individual having greater than 5% beneficial ownership in the Company as of September 30, 2005. See Note 5 regarding the Company's obligation to issue additional shares under such agreements.

         406,572 common shares as satisfaction for equipment purchases of $252,044 included in accounts payable at September 30, 2005, plus another $75,000 of equipment purchases to be received after that date.

During the six months ended March 31, 2006, the Company issued options to purchase its common shares, in exchange for consulting and financial advisory services, such options valued at approximately $373,000. The Company recognized professional fee expenses arising from these and prior issuances of shares and options for consulting and financial advisory services, including amounts related to certain executive severance agreements, of approximately $606,000 and $741,000 for the six months ended March 31, 2006 and 2005, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $598,000 in deferred equity compensation expense at March 31, 2006, which will be amortized over the remaining periods of service for these issuances, which range from two to 15 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the six months ended March 31, 2006, the Company issued (i) 180,211 common shares in lieu of the $149,300 interest accrued and due through March 31, 2006 on the 8% Convertible Debentures and the Additional 8% Convertible Debentures (which included 8,678 shares issued for $8,678 interest due on conversions during that period), (ii) 44,444 common shares as prepaid interest and 15,000 common shares as late payment penalty on $300,000 borrowed from Platinum Credit Group, LLC - see Note 5 and (iii) 35,000 common shares as partial interest on an aggregate $350,000 borrowed from David Namoff and Lewis Opportunity Fund LP in February 2006 - see Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 6:  CAPITAL STOCK  (continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of March 31, 2006 and September 30, 2005, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock. Certain purchasers of the Series A-10 may be entitled to certain rescission rights - see Note 5.

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

The Company's Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. In addition, the Company issued 814 Series A-10 shares in lieu of $8,140 dividends due on conversions during the year ended September 30, 2005. The Company's Board of Directors declared a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment. In addition, the Company issued 170 Series A-10 shares in lieu of $1,700 dividends due on conversions during the six months ended March 31, 2006.

As of March 31, 2006, the Company had issued 704,780 ONSM common shares as a result of eight investors converting a total of 70,478 shares of Series A-10 preferred shares, which included 984 Series A-10 shares issued for accrued dividends through the respective conversion dates.

The above transactions are summarized as follows through March 31, 2006:

Initial number of Series A-10 shares issued                          454,650
Plus: A-10 shares issued for regular interest and dividends           39,177
Plus: A-10 shares issued for conversion dividends                        984
Less: A-10 shares converted to common shares                         (70,478)
                                                                    --------
Number of Series A-10 shares outstanding                             424,333
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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

In March 2004, Thomson Financial Group completed the acquisition of CCBN. As a result, we have combined revenues from both of these companies for disclosure. For the six and three months ended March 31, 2006 and 2005 the Company provided webcasting services to one significant customer, Thomson Financial Group, under a contract that can be terminated upon a 30-day notification. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $212,000, or approximately 6%, and approximately $911,000, or approximately 22%, of total consolidated revenue for the six months ended March 31, 2006 and 2005, respectively. These revenues represented approximately 12% and 46% of Webcasting Group revenues for the same periods. Revenues from sales to Thomson Financial Group (including CCBN) were approximately $99,000, or approximately 5%, and approximately $394,000, or approximately 20%, of total consolidated revenue for the three months ended March 31, 2006 and 2005, respectively. These revenues represented approximately 11% and 40% of Webcasting Group revenues for the same periods.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 7:  SEGMENT INFORMATION (continued)

For the six and three months ended March 31, 2006 and 2005 the Company provided digital asset management services to another significant customer, America
Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $530,000, or approximately 14%, and $408,000, or approximately 10%, of total consolidated revenue for the six months ended March 31, 2006 and 2005, respectively. These revenues represented approximately 26% and 19% of Digital Asset Management Group revenues for the same periods. Revenues from sales to this customer were approximately $254,000, or approximately 13%, and $186,000, or approximately 10%, of total consolidated revenue for the three months ended March 31, 2006 and 2005, respectively. These revenues represented approximately 24% and 19% of Digital Asset Management Group revenues for the same periods.

Detailed below are the results of operations by segment for the six and three months ended March 31, 2006 and 2005, and total assets by segment as of March 31, 2006 and September 30, 2005.

                                             For the six months ended     For the three months ended
                                                    March 31,                       March 31,
                                            --------------------------    --------------------------
                                               2006           2005            2006          2005
                                            -----------    -----------    -----------    -----------
Revenue:

Digital Asset Management Group              $ 2,054,020    $ 2,197,055    $ 1,037,062    $   956,878
Webcasting Group                              1,757,727      1,966,910        917,890        983,406
                                            -----------    -----------    -----------    -----------
Total consolidated revenue                    3,811,747      4,163,965      1,954,952      1,940,284
                                            -----------    -----------    -----------    -----------

Segment operating income (loss):

Digital Asset Management Group                  255,377        320,947         79,591         11,681
Webcasting Group                                 17,884        623,464          6,326        253,400
                                            -----------    -----------    -----------    -----------
Total operating income                          273,261        944,411         85,917        265,081

Depreciation and amortization                  (966,749)      (573,263)      (560,456)      (280,031)
Corporate and unallocated shared expenses    (2,399,679)    (2,813,291)    (1,306,254)    (1,692,275)
Other (expense) income, net                  (1,333,167)    (1,829,190)      (907,999)      (709,685)
                                            -----------    -----------    -----------    -----------

Net loss                                    $(4,426,334)   $(4,271,333)   $(2,688,792)   $(2,416,910)
                                            ===========    ===========    ===========    ===========


                                                  March 31,   September 30,
                                                   2006           2005
                                                -----------   -----------

Total assets:

Digital Asset Management Group                  $14,434,470   $14,580,103
Webcasting Group                                  1,660,981     1,925,137
Corporate and unallocated                         2,240,228     1,016,847
                                                -----------   -----------
Total                                           $18,335,679   $17,522,087
                                                ===========   ===========


Depreciation, amortization and impairment losses are not utilized by the Company's primary decision makers for making decisions with regard to resource allocation or performance evaluation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2006, the Company had 16,716,160 issued and outstanding options and warrants, including 2,919,224 Plan Options; 2,431,390 Non-Plan Options to employees and directors; 1,934,239 Non-Plan Options to consultants; and
9,431,307 warrants issued in connection with various financings and other transactions, and including contingent warrants as discussed below.

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

As of March 31, 2006 the Company has granted options to management, employees and directors under the Plan. The term of these options are from four to seven years and the vesting periods are from immediate to three years. All options are granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company's shareholders voted to approve the cancellation (subject to the option holder's approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 154,443 of the Plan Options subject to this cancellation and re-issue had expired as of May 10, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 8:  STOCK OPTIONS AND WARRANTS (continued)

Detail of Plan Option activity for the six months ended March 31, 2006 is as follows:

                                                         Weighted
                                          Number of       Average
                                           Shares      Exercise Price

Balance, beginning of period              2,940,895    $         1.89
Granted during the period                        --                --
Expired or forfeited during the period      (21,671)            14.81
                                          ---------

Balance, end of the period                2,919,224    $         1.68
                                          ---------

Exercisable at end of the period          2,354,612    $         1.81
                                          ---------

The Company's 2,264,612 outstanding exercisable Plan Options at March 31, 2006 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 4.25 years and exercise prices ranging from $1.12 to $1.57 per share. The Company's 90,000 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 1 year and exercise prices ranging from $7.50 to $22.50 per share.

As of March 31, 2006, the Company has 2,431,390 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of issuance); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of issuance); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.

As of March 31, 2006, the Company had 1,934,239 outstanding Non Plan options issued to consultants, of which (i) 735,000 were issued during the six months ended March 31, 2006, 685,000 with an exercise price of $1.00 per share and 50,000 with an exercise price of $1.05 per share, (ii) 929,240 were issued during the year ended September 30, 2005, 870,000 with exercise prices ranging from $1.10 to $3.00 per share, and 59,240 issued at an exercise price of $3.376 per share in conjunction with the Onstream Merger and (iii) 269,999 were issued during the year ended September 30, 2004, with exercise prices of $2.25 and $2.50 per share. These options issued to consultants have exercise prices from $1.10 to $3.38 per share and expire at various dates from June 2008 to March
2011. 685,000 of the above options were not vested as of March 31, 2006, including 125,000 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract. See Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 8:  STOCK OPTIONS AND WARRANTS (continued)

As of March 31, 2006, the Company had outstanding vested warrants to purchase an aggregate of 8,343,807 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.00 to $39.60 expiring from May 2006 to March 2011. During the six months ended March 31, 2006 the Company granted 987,500 of these warrants - five-year warrants at an exercise price of $1.50 per share issued in connection with the 8% Subordinated Convertible Debentures and which are not exercisable until September 2006. During the year ended September 30, 2005 the Company granted 7,022,693 of these warrants - 2,175,000 one-year warrants at an exercise price of $1.00 per share issued in connection with the Additional 8% Convertible Debentures; 2,936,250 five-year warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 1,790,000 five-year warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. In addition, 262,300 of these warrants were granted by the Company in connection with other financing activities in periods prior to the year ended September 30, 2005- 10,000 four-year warrants at an exercise price of $4.50 per share issued with the sale of Series A-9; 40,000 one-year warrants at an exercise price of $3.00 per share issued with the sale of Series A-9; 130,000 three-year warrants at an exercise price of $2.28 per share issued with the sale of Series A-11; and 82,300 four-year warrants at an exercise price of $3.00 per share issued with the sale of common stock. See Notes 4 and 6.

These vested warrants do not include 1,087,500 warrants at an exercise price of $1.65 per share, which have been approved for issuance by a majority of the Company's shareholders, such issuance contingent on the exercise of $1.00 warrants issued in connection with the Additional 8% Convertible Debentures - see Notes 5 and 9.

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

During April and May 2006, the Company issued 70,280 common shares as a result of two investors' conversion of 7,028 shares of Series A-10 Preferred. During April 2006, the Company issued 300,911 common shares as a result of three investors' conversion of $300,000 of 8% Additional Convertible Debentures, plus accrued interest.

During April 2006, the Company issued 23,283 common shares for professional services valued at approximately $23,000.

During April 2006, the Company issued 20,833 common shares (and a five-year warrant to purchase 10,417 common shares for $1.65 per share), as the result of a single investor's exercise of a warrant for $1.00 per share. See Notes 4 and 8.

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

We had 62 full time employees as of March 31, 2006. Our operations are organized in two main operating groups:

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

GENERAL

During March 2006, we sold subordinated secured convertible notes ("8% Subordinated Convertible Debentures"), including common stock purchase warrants, for aggregate gross proceeds of $2.5 million. Of the $2.5 million total (i) $1,850,000 (which includes $375,000 applied from previously existing Company indebtedness) was received by us as of March 31, 2006 and (ii) $450,000 was received by us on April 3, 2006. The original purchasers of the remaining $200,000 have not remitted the agreed funds as of May 19, 2006.

See Liquidity and Capital Resources.

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

Our Webcasting group recognizes revenue from live and on-demand webcasting at the time an event is accessible for streaming over the Internet. Travel production revenue is recognized at the time of completion of the related video or website. Travel distribution revenue is recognized when a user watches a video on the Internet, if charged on a per hit basis, or over the term of the contract, if charged as a fixed monthly fee.

RESULTS OF OPERATIONS

Our consolidated net loss for the six months ended March 31, 2006 was approximately $4.4 million ($0.34 loss per share) as compared to a loss of approximately $4.3 million ($0.65 loss per share) for the comparable prior year period, an increase of approximately $155,000 (4%). The increased net loss for the six months ended March 31, 2006, as compared to the comparable 2005 period, was primarily due to (i) lower sales and gross margin for the fiscal 2006 period as compared to the fiscal 2005 period, (ii) increased operating expenses in the fiscal 2006 period, primarily commencement of depreciation of the DMSP and (iii) a non-cash loss for the valuation of derivative instruments in the fiscal 2006 period having no corresponding effect in the comparable 2005 period. The effect of these items was partially offset by lower interest expense in the current period arising from the absence in the current period of certain non-cash interest expense items occurring in the comparable prior year period, primarily
(i) the write-off of unamortized discount arising from early debt repayments with the proceeds of the December 2004 8% Convertible Debenture and Series A-10 Preferred financing transactions and (ii) a penalty related to unregistered shares from a previous financing.

Our consolidated net loss for the three months ended March 31, 2006 was approximately $2.7 million ($0.20 loss per share) as compared to a loss of approximately $2.4 million ($0.30 loss per share) for the comparable prior year period, an increase of approximately $272,000 (11%). The increased net loss for the three months ended March 31, 2006, as compared to the comparable 2005 period, was primarily due to a non-cash loss for the valuation of derivative instruments in the fiscal 2006 period having no corresponding effect in the comparable 2005 period. Interest expense in that prior year quarter included the effects of a penalty related to unregistered shares from a previous financing, which was offset by higher interest expense in the current period related to the December 2004 8% Convertible Debenture and February and April 2005 Additional 8% Convertible Debenture financing transactions. Increased operating expenses in the 2006 quarter, as compared to the corresponding period of the prior year, were primarily due to commencement of depreciation of the DMSP in November 2005, partially offset by decreased professional fees. An increase in other income was primarily related to insurance proceeds we received to compensate Hurricane Wilma losses.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

                                                        PERCENTAGE OF REVENUE
                                                  Six Months         Three Months
                                                Ended March 31,     Ended March 31,
                                                 2006      2005      2006      2005
                                                -----     -----     -----     -----
Revenue:
  Digital asset management                       22.0%     21.5%     20.0%     18.8%
  Network usage and services                     26.6      24.1      26.1      26.1
  Network equipment sales and rentals             5.3       7.1       6.9       4.5
  Webcasting                                     43.9      44.8      45.0      48.2
  Travel production and distribution              2.2       2.5       2.0       2.4
                                                -----     -----     -----     -----
Total revenue                                   100.0%    100.0%    100.0%    100.0%
                                                -----     -----     -----     -----

Cost of revenue:
  Digital asset management                        8.3       8.1       8.5       8.4
  Network usage and services                     12.1      14.5      11.5      16.9
  Network equipment sales and rentals             2.0       3.6       3.2       1.6
  Webcasting and related equipment               16.4      10.1      16.5      11.7
  Travel production and distribution              1.0       0.8       1.0       1.0
                                                -----     -----     -----     -----
Total costs of revenue                           39.8%     37.1%     40.7%     39.6%
                                                -----     -----     -----     -----

Operating expenses:
  General administrative:
    Compensation                                 64.9      58.2      68.2      69.7
    Professional fees                            29.8      31.7      29.7      42.1
    Other                                        21.2      17.8      23.8      22.2
  Depreciation and amortization                  25.4      13.8      28.7      14.4
                                                -----     -----     -----     -----
Total operating expenses                        141.3%    121.5%    150.4%    148.4%
                                                -----     -----     -----     -----

Loss from operations                            (81.1)%   (58.6)%   (91.1)%   (88.0)%
                                                -----     -----     -----     -----

Other income (expense):
  Interest income                                 0.1       0.2       0.1       0.3
  Interest expense                              (30.8)    (41.8)    (37.3)    (37.1)
  Loss on derivative instruments                 (8.2)       --     (16.0)       --
  Other income (expense), net                     3.9      (2.3)      6.8       0.2
                                                -----     -----     -----     -----
Total other expense, net                        (35.0)    (43.9)    (46.4)    (36.6)
                                                -----     -----     -----     -----

Net loss                                        (116.1)%  (102.5)%  (137.5)%  (124.6)%
                                                =====     =====     =====     =====

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

                                       For the six months ended
                                              March 31,                Increase (Decrease)
                                              ---------                ------------------
                                         2006            2005          Amount        Percent
                                      -----------    -----------    -----------    -----------
Total revenue                         $ 3,811,747    $ 4,163,965    $  (352,218)          (8.5)%
Total costs of revenue                  1,518,643      1,546,353        (27,710)          (1.8)%
                                      -----------    -----------    -----------    -----------
   Gross margin                         2,293,104      2,617,612       (324,508)         (12.4)%
                                      -----------    -----------    -----------    -----------

General and administrative expenses     4,419,522      4,486,492        (66,970)          (1.5)%
Depreciation and amortization             966,749        573,263        393,486           68.6%
                                      -----------    -----------    -----------    -----------

   Total operating expenses             5,386,271      5,059,755        326,516            6.5%
                                      -----------    -----------    -----------    -----------

Loss from operations                   (3,093,167)    (2,442,143)       651,024           26.7%

Other expense                          (1,333,167)    (1,829,190)      (496,023)         (27.1)%
                                      -----------    -----------    -----------    -----------

Net loss                              $(4,426,334)   $(4,271,333)   $   155,001            3.6%
                                      ===========    ===========    ===========    ===========

                                       For the three months ended
                                               March 31,                Increase (Decrease)
                                               ---------                ------------------
                                          2006           2005          Amount        Percent
                                      -----------    -----------    -----------    -----------
Total revenue                         $ 1,954,952    $ 1,940,284    $    14,668            0.8%
Total costs of revenue                    796,440        768,998         27,442            3.6%
                                      -----------    -----------    -----------    -----------
   Gross margin                         1,158,512      1,171,286        (12,774)          (1.1)%
                                      -----------    -----------    -----------    -----------


General and administrative expenses     2,378,849      2,598,480       (219,631)          (8.5)%
Depreciation and amortization             560,456        280,031        280,425          100.1%
                                      -----------    -----------    -----------    -----------
   Total operating expenses             2,939,305      2,878,511         60,794            2.1%
                                      -----------    -----------    -----------    -----------

Loss from operations                   (1,780,793)    (1,707,225)        73,568            4.3%

Other expense                            (907,999)      (709,685)       198,314           27.9%
                                      -----------    -----------    -----------    -----------

Net loss                              $(2,688,792)   $(2,416,910)   $   271,882           11.2%
                                      ===========    ===========    ===========    ===========


Six months ended March 31, 2006 compared to the six months ended March 31, 2005
-------------------------------------------------------------------------------

REVENUES AND GROSS MARGIN

Consolidated operating revenue decreased approximately $352,000 (9%) over the comparable prior year period, to approximately $3.8 million for the six months ended March 31, 2006. This decrease was primarily due to the Webcasting Group, which revenues decreased by approximately $209,000 (11%) from the comparable prior year period, to approximately $1,758,000 for the six months ended March 31, 2006, primarily due to decreased sales to a single major customer. Although sales to this single customer began to decline prior to October 1, 2005, the rate of decline accelerated during the six months ended March 31, 2006, primarily as a result of communications difficulties we experienced as a result of the aftermath of Hurricane Wilma in late October 2005 as well as this customer's development of alternative in-house webcasting capabilities. Sales to this single customer were approximately $212,000 for the six months ended March 31, 2006. This decline was partially offset by an increase in sales to other customers and a continuation of the growth in our sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 2,000 webcasts for the six months ended March 31, 2006 compared to approximately 2,700 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $829 for the fiscal 2006 period compared to approximately $690 for the comparable fiscal 2005 period.

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

The revenues of the Digital Asset Management Group also declined for the six months ended March 31, 2006 as compared to the comparable prior year period. We recorded approximately $839,000 of revenues from digital asset management services during the six months ended March 31, 2006, as compared to approximately $897,000 in the comparable prior year period. This decrease was due primarily to a single customer's election to discontinue for the fiscal 2006 their seasonal activity that we provided related digital asset management services for during the first and second quarters of fiscal 2005. Revenue from network equipment sales and rentals, also part of the Digital Asset Management Group, was approximately $202,000 during the six months ended March 31, 2006, a decrease of approximately $96,000 (32%) from the comparable prior year period. We have reduced our sales focus on this lower margin area and are currently evaluating our future involvement in this activity, as part of the reorganization of our sales function discussed below.

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

Consolidated gross margin was approximately $2.3 million for the six months ended March 31, 2006, a decrease of approximately $325,000 (12%) from the comparable prior year period. This decrease was primarily due to the decreased sales of approximately $352,000 discussed above. In addition, webcasting cost of sales increased by approximately $204,000 for the six months ended March 31, 2006, versus the comparable prior year period. This was primarily due to (i) an increase in the number of webcast events requiring us to incur incremental production costs to augment our existing infrastructure - such costs are rebilled to our customers at lower margins than we experience on the standard service portion of our business and (ii) an increase in our fixed costs in anticipation of supporting higher sales levels. The increase in webcasting cost of sales was partially offset by an approximately $141,000 decrease in cost of sales related to network usage and services for the same period, arising from the renegotiation of EDNet's long distance telephone rate agreement with a national telecommunications company resulting in approximately 40% lower rates, which were effective starting January 15, 2006.

Based on our sales expectations discussed above, we expect gross margin to exceed the corresponding prior year amounts for the remainder of fiscal year 2006, although such increase cannot be assured.

 Our CEO continues to directly supervise the sales function and intends to do so until the previously implemented reorganization, which included changes in personnel and changes in compensation amounts and methods, results in satisfactorily better sales results from better targeting of receptive markets for our products and services and from the implementation and/or improved execution of the methods and techniques used by our sales force.

OPERATING EXPENSES

Consolidated operating expenses were approximately $5.4 million for the six months ended March 31, 2006, an increase of approximately $327,000 (6%) over the comparable prior year period, primarily from increased depreciation expenses, partially offset by decreased professional fees.

Depreciation and amortization increased approximately $393,000 (69%) for the six months ended March 31, 2006 over the comparable prior year period, due to the commencement of depreciation of the DMSP, a limited version of which was placed in service in November 2005.

Professional fee expense for the six months ended March 31, 2006 decreased approximately $185,000 (14%) over the comparable prior year period. This was primarily due to a decrease in expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements during the prior year period, primarily paid for by the issuance of our common stock and options to buy our common stock. This decrease was offset by marketing expenses from new direct sales and other programs not in place during the comparable prior year period as well as the cost of financial and other consulting contracts generally having one-year terms and entered into after the December 2004 Onstream Merger and financing transactions. We have entered into several consulting contracts that have resulted or will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after March 31, 2006, these contracts will result in future professional fee expenses of approximately $1.4 million recognized during the next twelve months. Based on this, as well as expected increased expenditures associated with Sarbanes-Oxley compliance and marketing programs, we expect increases in professional fee expenses for the remainder of fiscal year 2006 as compared to the corresponding prior year amounts.

OTHER EXPENSE

Other expense decreased to approximately $1.3 million for the six months ended March 31, 2006, as compared to approximately $1.8 million for the comparable period of the previous year, a decrease of approximately $496,000 (27%). This decrease is primarily due to a decrease in interest expense of approximately $569,000 and an increase in other income of approximately $245,000, offset by a non-cash loss of approximately $314,000 for the valuation of derivative instruments in the fiscal 2006 period having no corresponding effect in the comparable 2005 period.

The decrease in interest expense for the six months ended March 31, 2006, versus the comparable prior year period, is primarily due to higher non-cash interest expense in that prior year period - approximately $691,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing and approximately $494,000 from the write-off of unamortized discount due to early debt repayments. This decrease was offset by the interest expense, including amortization of debt discount, on the significantly higher debt levels that existed subsequent to the issuance of the 8% Convertible Debentures in December 2004 and the Additional 8% Convertible Debentures in February and April 2005.

As a result of the sale of 8% Convertible Debentures in December 2004, the sale of the Additional 8% Convertible Debentures in February and April 2005, and the sale of the 8% Subordinated Convertible Debentures in March 2006, and after giving effect to conversions through March 31, 2006, approximately $2.9 million of unamortized debt discount remains on our March 31, 2006 balance sheet. In the event of redemption or conversion of the remaining outstanding balance of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. Accordingly, conversions of approximately $300,000 occurring after March 31, 2006 will result in the write-off to expense of approximately $116,000 unamortized debt discount during the nine and three months ending June 30, 2006.

Three months  ended March 31, 2006  compared to the three months ended March 31,
--------------------------------------------------------------------------------
2005
----

REVENUES AND GROSS MARGIN

Consolidated operating revenue increased approximately $15,000 (1%) over the comparable prior year period, to approximately $2.0 million for the three months ended March 31, 2006. The revenues of the Digital Asset Management Group increased by approximately $80,000 (8%), for that three month period as compared to the corresponding period of the previous year end, offset by an approximately $66,000 (7%) decline in the revenues of the Webcasting Group for the same period. The increased Digital Asset Management group revenues were primarily due to increased network equipment sales and rentals, although we have reduced our sales focus on this lower margin area and are currently evaluating our future involvement in this activity, as part of the reorganization of our sales function discussed above.

Webcasting Group revenues decreased primarily due to decreased sales to a single major customer as discussed above, which was partially offset by an increase in sales to other customers and a continuation of the growth in our sales of higher priced video webcasts. Sales to this single customer were approximately $99,000 for the three months ended March 31, 2006. Although the number of webcasts produced decreased to approximately 1,000 webcasts for the three months ended March 31, 2006 compared to approximately 1,400 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $865 for the fiscal 2006 quarter compared to approximately $670 for the comparable fiscal 2005 quarter.

Consolidated gross margin was approximately $1.2 million for the three months ended March 31, 2006, a decrease of approximately $13,000 (1%) from the comparable prior year period. This small change is consistent with the small change in sales discussed above. However, webcasting cost of sales increased by approximately $96,000 for the three months ended March 31, 2006, versus the comparable prior year period. This was primarily due to (i) an increase in the number of webcast events requiring us to incur incremental production costs to augment our existing infrastructure - such costs are rebilled to our customers at lower margins than we experience on the standard service portion of our business and (ii) an increase in our fixed costs in anticipation of supporting higher sales levels. The increase in webcasting cost of sales was partially offset by an approximately $105,000 decrease in cost of sales related to network usage and services for the same period, arising from the renegotiation of EDNet's long distance telephone rate agreement with a national telecommunications company resulting in approximately 40% lower rates, which were effective starting January 15, 2006.

OPERATING EXPENSES

Consolidated operating expenses were approximately $2.9 million for the three months ended March 31, 2006, an increase of approximately $61,000 (2%) over the comparable prior year period, primarily from increased depreciation expenses, partially offset by decreased professional fees.

Depreciation and amortization increased approximately $280,000 (100%) for the three months ended March 31, 2006 over the comparable prior year period, due to the commencement of depreciation of the DMSP, a limited version of which was placed in service in November 2005.

Professional fee expense for the three months ended March 31, 2006 decreased approximately $236,000 (29%) over the comparable prior year period. This was primarily due to a decrease in expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements during the prior year period, primarily paid for by the issuance of our common stock and options to buy our common stock.

OTHER EXPENSE

Other expense increased to approximately $908,000 for the three months ended March 31, 2006, as compared to approximately $710,000 for the comparable period of the previous year, an increase of approximately $198,000 (28%). This increase is primarily due to a non-cash loss of approximately $314,000 for the valuation of derivative instruments in the fiscal 2006 period having no corresponding effect in the comparable 2005 period, offset by an increase in other income of approximately $129,000, which was primarily related to insurance proceeds we received to compensate Hurricane Wilma losses.

Increases in interest expense for the three months ended March 31, 2006, including amortization of debt discount, arising from the significantly higher debt levels that existed subsequent to the issuance of the 8% Convertible Debentures in December 2004 and the Additional 8% Convertible Debentures in February and April 2005 were offset by one-time interest expense in the comparable prior year period of approximately $344,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing.

LIQUIDITY AND CAPITAL RESOURCES

The independent auditor's report on our September 30, 2005 financial statements states that we have suffered significant recurring losses from operations since inception that raises substantial doubt about our ability to continue as a going concern. At March 31, 2006 we had a working capital deficit of approximately $3.3 million. This working capital deficit balance includes $560,000 of prepaid expenses, primarily consulting fees paid with equity and which will be expensed in future periods over the remaining lives of the applicable consulting agreements. This working capital deficit balance also includes a liability of approximately $3.0 million related to detachable warrants and embedded conversion features that we do not currently anticipate paying and may never be paid, although there is no assurance of this.

During March 2006, we sold subordinated secured convertible notes ("8% Subordinated Convertible Debentures"), including common stock purchase warrants, for aggregate gross proceeds of $2.5 million. Of the $2.5 million total (i) $1,850,000 (which includes $375,000 applied from previously existing Company indebtedness) was received by us as of March 31, 2006 and (ii) $450,000 was received by us on April 3, 2006. The original purchasers of the remaining
$200,000 have not remitted the agreed funds as of May 19, 2006. The proceeds were used as follows: approximately $695,000 to repay previous borrowings and interest, approximately $815,000 for operating payables and short-term bridge financing used to pay similar expenses, approximately $440,000 for past and future capital expenditures and approximately $200,000 for financing fees and expenses, with the balance allocated for marketing expenses and working capital.

The terms of the $2.5 million financing allow us to sell an additional $1.0 million principal amount of 8% subordinated secured convertible notes, together with common stock purchase warrants to purchase an aggregate of 350,000 shares of ONSM common stock, all under identical terms to the initial $2.5 million transaction but subject to shareholder approval, in accordance with the requirements of Rule 4350(i) of the Nasdaq Marketplace Rules. The purchasers of these securities must remit the purchase price to us within five (5) days of being notified of such shareholder approval.

During October and November 2005, we borrowed $450,000 collateralized by previously purchased hardware and software, which obligation is still outstanding. We have an unfulfilled commitment from this lender for additional financing of $300,000 collateralized by previously purchased hardware and software and the total financing of $750,000 is payable over five years and may be repaid at our option in the form of Series A-10 Preferred Stock, with the consent of required security holders.

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

As of March 31, 2006, and prior to giving effect to the accounting for this potential rescission, our balance sheet reflected a liability, net of discount, of approximately $1.5 million associated with the 8% Convertible Debentures and the Additional 8% Convertible Debentures. The remainder of the proceeds arising from these securities, including the portion of the additional investment rights exercised through that date, and the Series A-10 Preferred Stock, including dividends and interest paid in kind, but excluding approximately $3.0 million that the Company has determined is not subject to rescission based on the original purchasers' conversion and sale as discussed above, was approximately $7.5 million and was classified as part of stockholders' equity at that date. In order to recognize this potential rescission on our balance sheet as of March 31, 2006, the approximately $7.5 million was reclassified as follows: (i) approximately $5.2 million under the caption "Equity Securities Subject to Potential Rescission", which is located directly above the stockholders' equity section, but not included in it and (ii) the remaining approximately $2.3 million under the current and non-current liability captions "Detachable
Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures", based on required accounting for derivatives in accordance with EITF 00-19 and other applicable accounting.

As of May 10, 2006, twenty individual investors had converted 8% Convertible Debentures of $3,525,000 and 77,506 shares of Series A-10 Preferred Stock to ONSM common shares. The portion of these shares still held by the investors represents approximately $1,458,000 of the amounts included in "equity securities subject to potential rescission" as of March 31, 2006. An additional approximately $1,140,000 of the March 31, 2006 balance of "equity securities subject to potential rescission" represents the securities owned but not converted by these twenty individual investors. The Company has not yet determined the effect of these conversions on the potential rescission rights.

Prior to August 5, 2005, we owned preferred shares of Curaspan, Inc. with an original cost of approximately $108,000, which was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 we sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable over 2 years at 6% interest. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to us in the event of Curaspan's uncured default under the note. All scheduled payments have been made through May 4, 2006.

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $75.4 million at March 31, 2006. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, starting in the quarter ended March 31, 2005, which are primarily attributable to contracted salaries and related employee expenses. In addition, as part of expanded marketing and financial management programs, neither of which is guaranteed to be successful, we have entered into several consulting contracts that will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after March 31, 2006, these contracts will result in future cash payments of approximately $74,000 over the next twelve months, not including amounts payable with common shares and options. We also expect increases in our operating expenses during the next year arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful and we may be able to defer these expenses based on the status of regulatory changes in this area. We also anticipate additional operating expenses in fiscal year 2006 related to the continuation of our marketing program expansion that began in fiscal year 2005, although we cannot guarantee that this expansion will be implemented or that our marketing efforts will be successful.

We have spent $2.7 million for capital expenditures during the eighteen months ended March 31, 2006, including approximately $341,000 in accounts payable at that date and approximately $400,000 for capital expenditures incurred by Acquired Onstream but paid for by us after the Onstream Merger. Projected capital expenditures for the next twelve months total approximately $1.1 million,  which  includes  the  further  development  of the  DMSP  as  well  as completion of the upgrade to the webcasting software and hardware infrastructure, now in process. We have recently hired several professionals that were previously employed with SAIC, including a new Chief Technology Officer, and accordingly expect an increasing percentage of our future development costs to be capitalized employee salaries and benefits, which are included in the anticipated capital expenditure amounts noted above.

Other than working capital which may become available to us through the fulfillment of the outstanding equipment financing and subordinated convertible debenture commitments or through the payments on the Curaspan note, as discussed above, and/or the exercise of outstanding options and warrants, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that the outstanding equipment financing and/or subordinated convertible debenture commitment will be fulfilled, that we will collect any further payments due from Curaspan under the note, that any options or warrants will be exercised, or that we will increase our revenues to a level sufficient to provide positive cash flow.

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

Cash used in operating activities was approximately $972,000 for the six months ended March 31, 2006, as compared to approximately $923,000 for the same period last year. The $972,000 reflects our net loss of approximately $4.4 million, reduced by approximately $2.9 million of non-cash expenses included in that loss and approximately $514,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the six months ended March 31, 2006 is primarily due to an $501,000 increase in accounts payable. This compares to a decrease in non-cash working capital items of approximately $212,000 for the same period last year, of which $153,000 related to an increase in accounts payable. The primary non-cash expenses included in our loss for the six months ended March 31, 2006 were approximately $967,000 of depreciation and amortization, approximately $824,000 of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $606,000 of amortization of deferred professional fee expenses paid for by issuing stock and options, approximately $314,000 for the valuation of derivative instruments and approximately $204,000 for interest expense paid in common shares. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $172,000 for the six months ended March 31, 2006 as compared to approximately $3.1 million for the same period last year. Current period investing activities were limited to acquisition of property and equipment, primarily related to the DMSP, while the prior year comparable period investing activities related to approximately $1.5 million for advances to Acquired Onstream, primarily payments (i) to Virage for principal and interest due on a promissory note of Acquired Onstream and guaranteed by the Company and (ii) to certain selling management of Acquired Onstream for accrued salaries and related employer taxes, as well as cash payments associated with the Onstream Merger of approximately $634,000, including subsequent payment of accounts payable assumed at the time of the
Onstream Merger and approximately $1.0 million to acquire property and equipment, including amounts paid toward the ultimate completion of the DMSP and equipment used to support those operations.

Cash provided by financing activities was approximately $1.8 million for the six months ended March 31, 2006 as compared to approximately $5.0 million for the same period last year. Current period financing activities primarily related to proceeds from the 8% Subordinated Convertible Debentures as well as short-term equipment and other financing, while the prior year comparable period financing activities were primarily proceeds from the 8% Convertible Debentures and Series A-10 Preferred financing transactions as well as the repayment, primarily from those proceeds, of all other outstanding debt and preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, including acquired customer lists, were approximately $10.2 million at March 31, 2006, or approximately 56% of our total assets and 312% of the book value of shareholder equity (after reduction for equity securities subject to potential rescission). In addition, property and equipment as of March 31, 2006 includes approximately $3.5 million (net of depreciation) related to the DMSP.

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

We have estimated the fair value of warrants issued in conjunction with the 8% Subordinated Convertible Debentures, the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of these financings. The aggregate unamortized portion of these discounts as of March 31, 2006 is approximately $4.6 million.

These non-cash amounts will be amortized as dividends and as interest expense over the balance of the four-year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. Accordingly, conversions of approximately $300,000 occurring after March 31, 2006 will result in the write-off to expense of approximately $116,000 unamortized debt discount during the nine and three months ending June 30, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 18, 2005 we agreed to sell our travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. We received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay us $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against us in the District Court, 193rd Judicial District, Dallas County, Texas, alleging that we did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, we filed a response objecting to all claims by the buyer, which we believe are without merit. As of May 19, 2006, both we and the buyer are continuing to conduct our respective discovery. We have not refunded the deposit, which is included in deferred revenue as of March 31, 2006. We do not believe that the ultimate resolution of this matter will have a material impact on our financial condition or results of operations. Pending closing of this transaction, we had the right to continue, and have continued, our travel production and distribution operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2006 through March 31, 2006, we issued 204,767 shares of common stock for consulting and financial advisory services. The services are being provided over periods of less than one year and will result in a professional fees expense of approximately $203,000 over the service period. None of the shares were issued to Company directors or officers.

During March 2006, we issued (i) 15,000 common shares as late payment penalty on $300,000 borrowed from Platinum Credit Group, LLC, (ii) 25,000 common shares as partial interest on $250,000 borrowed from David Namoff in February 2006 and
(iii) 10,000 common shares as partial interest on $100,000 borrowed from Lewis Opportunity Fund LP in February 2006.

During March 2006 we issued 100,694 common shares as satisfaction for equipment purchases of $100,694 included in accounts payable at September 30, 2005.

During the period from April 1, 2006 through May 10, 2006, we issued 23,283 shares of common stock for consulting and financial advisory services. The services are being provided over periods of less than one year and will result in a professional fees expense of approximately $23,000 over the service period. None of the shares were issued to Company directors or officers.

On March 28, 2006, we issued $2,300,000 principal amount of 8% Subordinated Convertible Debentures, convertible into ONSM common shares at a rate of $1.00 per share and which also included five-year warrants to purchase 987,500 common shares of ONSM for $1.50 per share, including shares to selling agents for fees.

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



                                        Onstream Media Corporation,
                                        a Florida corporation

Date: May 22, 2006

                                        /s/ Randy S. Selman
                                        ---------------------------------
                                        Randy S. Selman,
                                        President and Chief Executive Officer

                                        /s/ Robert E. Tomlinson
                                        ---------------------------------
                                        Chief Financial Officer
                                        And Principal Accounting Officer