Form 10QSB
period 2006-06-30
Onstream Media CORP
filed 2006-08-17
CIK 919130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (Mark One)

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 120-2 of the Exchange Act). Yes ( ) No (x)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 2006 the registrant had issued and outstanding 14,781,969 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION                               PAGE

Item 1 - Financial Statements

   Unaudited Consolidated Balance Sheet at June 30, 2006
       and Consolidated Balance Sheet at September 30, 2005                        3 - 4

   Unaudited Consolidated Statements of Operations for the Nine and Three
       Months Ended June 30, 2006 and 2005                                             5

   Unaudited Consolidated Statement of Stockholders' Equity for the Nine
       Months Ended June 30, 2006                                                      6

   Unaudited Consolidated Statements of Cash Flows for the Nine Months
       Ended June 30, 2006 and 2005                                                7 - 8

   Notes to Unaudited Consolidated Financial Statements                           9 - 38

Item 2 - Management's Discussion and Analysis
        or Plan of Operations                                                    39 - 50

Item 3 - Controls and Procedures                                                      50

                  PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                            51

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                  51

Item 3 - Defaults upon Senior Securities                                              52

Item 4 - Submission of Matters to a Vote of Security Holders                          52

Item 5 - Other Information                                                            52

Item 6 - Exhibits                                                                     52

Signatures                                                                            52

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,       September 30,
                                                                     2006             2005
                                                                 -----------      -----------
                                                                 (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $    22,535      $     4,137
   Restricted cash                                                     8,485            8,485
   Accounts receivable, net of allowance for
     doubtful accounts of $32,951 and $28,690, respectively        1,451,532        1,274,974
   Prepaid expenses                                                  514,055          604,928
   Inventories                                                        61,687           86,168
   Other current assets                                               15,078            8,914
                                                                 -----------      -----------
Total current assets                                               2,073,372        1,987,606

PROPERTY AND EQUIPMENT, net                                        5,110,757        4,809,877
INTANGIBLE ASSETS, net                                               371,959          917,761
GOODWILL, net                                                      9,692,845        9,692,845
OTHER NON-CURRENT ASSETS                                             138,420          113,998
                                                                 -----------      -----------

Total assets                                                     $17,387,353      $17,522,087
                                                                 ===========      ===========



                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                          June 30,       September 30,
                                                                                            2006              2005
                                                                                        ------------     ------------
                                                                                        (unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                             $  2,375,501     $  1,710,808
    Amounts due to shareholders and officers                                                 224,419          224,419
   Deferred revenue                                                                          403,887          170,971
    8% Convertible Debentures - current portion, net of discount                             500,910               --
   Notes payable - current portion                                                           330,597          330,598
   Detachable Warrants and Embedded Conversion Feature
     associated with 8% Convertible Debentures                                             1,487,739        3,017,168
   Detachable Warrants and Embedded Conversion Feature
     associated with 8% Subordinated Convertible Debentures                                  480,087               --
                                                                                        ------------     ------------
Total current liabilities                                                                  5,803,140        5,453,964

8% Convertible Debentures, net of discount and current portion                               991,978        1,243,322
8% Subordinated Convertible Debentures, net of discount                                    1,255,340               --
Notes payable - net of current portion                                                       533,758          399,600
                                                                                        ------------     ------------
Total liabilities                                                                          8,584,216        7,096,886
                                                                                        ------------     ------------
COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
Series A-10 Convertible Preferred stock, including potentially redeemable
  common stock issued upon conversion                                                             --        4,779,998
Detachable warrants associated with 8% Convertible Debentures; beneficial conversion rights included in 8% Convertible Debentures; and potentially redeemable common stock issued upon conversion and/or in lieu of interest on 8% Convertible
  Debentures
                                                                                                  --          786,027
                                                                                        ------------     ------------
Total equity securities subject to potential rescission                                           --        5,566,025
                                                                                        ------------     ------------
STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized
   700,000 shares, 433,983 and 416,031 issued and outstanding,
   respectively                                                                                   43               41
Common stock, par value $.0001 per share; authorized 75,000,000 shares,
   14,384,181 and 12,191,001 issued and outstanding, respectively                              1,439            1,219
Unamortized discount                                                                      (1,535,001)      (2,067,461)
Additional paid-in capital                                                                87,167,741       77,365,612
Accumulated deficit                                                                      (76,831,085)     (70,440,235)
                                                                                        ------------     ------------
Total stockholders' equity                                                                 8,803,137        4,859,176
                                                                                        ------------     ------------

Total liabilities and stockholders' equity                                              $ 17,387,353     $ 17,522,087
                                                                                        ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                Nine Months Ended               Three Months Ended
                                                                     June 30,                        June 30,
                                                         -----------------------------     -----------------------------
                                                              2006             2005            2006             2005
                                                         ------------     ------------     ------------     ------------
REVENUE:
     Digital asset management                            $  1,355,279     $  1,386,391     $    516,559     $    489,120
     Network usage and services                             1,580,633        1,539,181          567,587          537,240
     Network equipment sales and rentals                      286,537          377,858           84,283           80,015
     Webcasting                                             2,770,663        2,751,661        1,097,566          888,095
     Travel production and distribution                       136,016          155,941           51,386           52,597
                                                         ------------     ------------     ------------     ------------
Total revenue                                               6,129,128        6,211,032        2,317,381        2,047,067
                                                         ------------     ------------     ------------     ------------
COSTS OF REVENUE:
     Digital asset management                                 502,648          472,554          185,408          135,285
     Network usage and services                               690,556          915,213          227,946          311,429
     Network equipment sales and rentals                      115,271          179,967           39,388           28,444
     Webcasting                                               999,838          715,273          374,977          294,242
     Travel production and distribution                        55,022           48,217           16,973           15,471
                                                         ------------     ------------     ------------     ------------
Total costs of revenue                                      2,363,335        2,331,224          844,692          784,871
                                                         ------------     ------------     ------------     ------------
GROSS MARGIN                                                3,765,793        3,879,808        1,472,689        1,262,196
                                                         ------------     ------------     ------------     ------------
OPERATING EXPENSES:
     General and administrative:
        Compensation                                        3,764,466        3,673,942        1,290,624        1,250,427
        Professional fees                                   1,827,106        2,068,911          691,148          747,692
        Other                                               1,174,762        1,181,529          365,040          439,771
     Depreciation and amortization                          1,525,417          864,399          558,668          291,136
                                                         ------------     ------------     ------------     ------------
Total operating expenses                                    8,291,751        7,788,781        2,905,480        2,729,026
                                                         ------------     ------------     ------------     ------------
Loss from operations                                       (4,525,958)      (3,908,973)      (1,432,791)      (1,466,830)
                                                         ------------     ------------     ------------     ------------
OTHER (EXPENSE) INCOME:
   Interest income                                              4,436           10,656            1,491            3,315
   Interest expense                                        (1,704,985)      (2,583,734)        (532,245)        (841,816)
   Income from derivative instruments                         449,065               --          762,581               --
   Other (expense) income, net                                171,811          (92,647)          21,667            1,966
                                                         ------------     ------------     ------------     ------------
Total other (expense) income, net                          (1,079,673)      (2,665,725)         253,494         (836,535)
                                                         ------------     ------------     ------------     ------------
Net loss                                                 $ (5,605,631)    $ (6,574,698)    $ (1,179,297)    $ (2,303,365)
                                                         ============     ============     ============     ============
Loss per share - basic and diluted:

Net loss per share                                       $      (0.42)    $      (0.91)    $      (0.08)    $      (0.27)
                                                         ============     ============     ============     ============
Weighted average shares of common stock outstanding -
basic and diluted                                          13,261,656        7,241,623       14,118,141        8,453,499
                                                         ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2006

                                   (Unaudited)

                                               Series A- 10                  Common Stock             Additional Paid-in
                                              Preferred Stock        --------------------------            Capital
                                                                                                 ---------------------------
                                             Shares      Amount          Shares       Amount         Gross         Discount
                                       ------------   ------------   ------------  ------------  ------------   ------------
Balance, September 30, 2005                 416,031   $         41     12,191,001  $      1,219  $ 77,365,612   $ (2,067,461)

Conversion of 8% Convertible
    Debentures to common shares                  --             --        855,095            86       855,009             --
Conversion of Series A-10 preferred
    shares to common shares                 (15,790)            (2)       157,900            16           (14)        58,302
Warrants issued with 8%
    Subordinated Convertible                     --             --             --            --       917,917             --
    Debentures (includes
    beneficial conversion)
Issuance of shares, warrants and
   options for equipment, services               --             --        783,839            78     1,176,731             --
   and incentives
Common shares issued for interest on
   8% Convertible Debentures and                 --             --        375,513            38       327,929             --
   Notes Payable
Common shares issued upon
   exercise of Warrants                          --             --         20,833             2        20,831             --
Dividends accrued on Series A-10
   preferred                                 33,742              4             --            --       337,424        474,158
Decrease in equity securities subject
   to potential rescission                       --             --             --            --     7,084,219             --
Reclassification to liability of
   Detachable Warrants and
   Embedded Conversion Feature
   associated with 8%                            --             --             --            --      (917,917)            --
   Subordinated Convertible
   Debentures
Net loss                                         --             --             --            --            --             --
                                       ------------   ------------   ------------  ------------  ------------   ------------

Balance, June 30, 2006                      433,983   $         43     14,384,181  $      1,439  $ 87,167,741   $ (1,535,001)
                                       ------------   ------------   ------------  ------------  ------------   ------------


                                       Accumulated

                                          Deficit         Total
                                       ------------   ------------

Balance, September 30, 2005            $(70,440,235)  $  4,859,176

Conversion of 8% Convertible
    Debentures to common shares                  --        855,095
Conversion of Series A-10 preferred
    shares to common shares                 (58,302)            --
Warrants issued with 8%
    Subordinated Convertible                     --        917,917
    Debentures (includes
    beneficial conversion)
Issuance of shares, warrants and
   options for equipment, services               --      1,176,809
   and incentives
Common shares issued for interest on
   8% Convertible Debentures and                 --        327,967
   Notes Payable
Common shares issued upon
   exercise of Warrants                          --         20,833
Dividends accrued on Series A-10
   preferred                               (726,917)        84,669
Decrease in equity securities subject
   to potential rescission                       --      7,084,219
Reclassification to liability of
   Detachable Warrants and
   Embedded Conversion Feature
   associated with 8%                            --       (917,917)
   Subordinated Convertible
   Debentures
Net loss                                 (5,605,631)    (5,605,631)
                                       ------------   ------------

Balance, June 30, 2006                 $(76,831,085)  $  8,803,137
                                       ------------   ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                       -----------------------------
                                                                                                  June 30,
                                                                                           2006              2005
                                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(5,605,631)      $(6,574,698)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation and amortization                                                     1,525,417           864,399
           Amortization of discount on notes payable                                        66,444           494,150
           Amortization of discount on convertible debentures                            1,151,939           733,814
           Interest penalty payable in common shares                                            --           943,840
           Interest expense paid in common shares                                          301,618           277,556
           Interest expense paid in A-10 preferred shares                                       --            85,620
           Interest expense on notes converted to 8% Subordinated                           25,000                --
              Convertible Debentures
           Amortization of deferred services and incentives, including
              shares issued for severance and services                                   1,095,671         1,294,906
           Income from derivative instruments                                             (449,065)               --
           Loss on equity basis investment in Acquired Onstream                                 --           100,025
           (Increase) Decrease in allowance for doubtful accounts                           (2,880)             (867)
           Gain from settlements of obligations                                                 --           (17,854)
           Loss on disposition/retirement of fixed assets                                       --            28,252
           Changes in assets and liabilities, net of effects from
             the Onstream Merger:
             (Increase) Decrease in accounts receivable                                   (173,678)          122,893
             (Increase) Decrease in prepaid expenses                                       (98,880)           25,933
             (Increase) Decrease in other current assets                                    (6,164)              779
             Decrease (Increase) in inventories                                             24,481           (14,774)
             Increase (Decrease) in accounts payable and accrued liabilities               609,012          (123,312)
             Increase in deferred revenue                                                  232,916           120,428
                                                                                       -----------       -----------
Net cash (used in) operating activities                                                 (1,303,800)       (1,638,910)
                                                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Acquired Onstream                                                                --        (1,457,811)
    Costs of Onstream Merger                                                                    --          (153,317)
    Payment of accounts payable and accrued liabilities assumed
       at time of Onstream Merger                                                               --          (510,373)
    Acquisition of property and equipment                                                 (910,162)       (1,395,005)
    Sale of assets                                                                              --            50,000
                                                                                       -----------       -----------
Net cash (used in) investing activities                                                   (910,162)       (3,466,506)
                                                                                       -----------       -----------

                                   (Continued)

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                             Nine Months Ended
                                                                                      -----------------------------
                                                                                                 June 30,
                                                                                          2006              2005
                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of 8% Subordinated Convertible Debentures,
     net of expenses                                                                  $ 1,756,634       $        --
    Proceeds from issuance of common shares upon exercise of Warrants                      20,833
    Proceeds from sale of 8% Convertible Debentures, net of expenses                           --         6,129,213
    Proceeds from Series A-10 convertible preferred, net of expenses                           --         1,977,910
    Proceeds from restricted cash                                                              --           200,000
    Proceeds from loans and notes payable, net of expenses                                770,000           150,000
    Dividends                                                                                  --           (40,742)
    Repayment of loans, notes and leases payable                                         (315,107)       (2,748,333)
    Payment of Series A-11 convertible preferred                                               --          (500,000)
                                                                                      -----------       -----------
Net cash provided by financing activities                                               2,232,360         5,168,048
                                                                                      -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  18,398            62,632

CASH AND CASH EQUIVALENTS, beginning of period                                              4,137            14,269
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                              $    22,535       $    76,901
                                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest                                                       $   157,762       $    43,539
                                                                                      ===========       ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of shares, options and warrants in conjunction with the
         Onstream Merger                                                              $        --       $ 7,311,893
     Issuance of warrants with 8% Subordinated Convertible Debentures                 $   424,459       $        --
     Issuance of warrants with 8% Convertible Debentures                              $        --       $ 1,926,257
     Issuance of warrants with Series A-10 convertible preferred                      $        --       $   922,756
     Conversion of note payable to Series A-10 convertible preferred                  $        --       $ 1,000,000
     Conversion of Series A-8 convertible preferred to Series A-10 convertible
         preferred                                                                    $        --       $ 1,396,500
     Conversion of Series A-10 convertible preferred to common shares                 $   157,900       $   238,130
     Conversion of 8% Convertible Debentures to common shares                         $   855,095       $   400,000
     Conversion of note payable and interest to 8% Subordinated                       $   375,000       $        --
         Convertible Debentures
     Net (decrease) increase in amount of equity securities subject to potential
         rescission,  including portion classified as liability                       $(7,084,219)      $ 9,325,599
     Derivative instruments reclassified from equity to liability                     $   917,917       $        --
     Issuance of shares, warrants and options for deferred
         services and incentives                                                      $   849,766       $ 1,375,227
     Issuance of shares for payment of accounts payable                               $   327,044       $        --
     Obligation to issue common shares for severance, services and financial
         penalties                                                                    $        --       $ 1,414,778
     Issuance of common shares for interest                                           $   327,967       $   402,041
     Issuance of A-10 preferred shares for interest and dividends                     $   337,424       $   225,767
     Disposal of property and equipment                                               $   641,860       $        --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity and Going Concern

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $76.8 million as of June 30, 2006. The Company's operations have been financed primarily through the issuance of equity and debt. For the nine months ended June 30, 2006, ONSM had a net loss of approximately $5.6 million and cash used in operations of approximately $1.3 million. The Company had a working capital deficit of approximately $3.7 million at June 30, 2006.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101 and SAB 104, "Revenue Recognition", and EITF 00-21, "Accounting for Revenue Arrangements with Multiple Elements". Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of June 30, 2006 and 2005 is immaterial in relation to the Company's recorded liabilities.

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

Deferred revenue represents amounts billed to customers for webcasting, EDNET or digital asset management services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $270,000 in fully earned, non-refundable digital asset management fees during the quarter ended June 30, 2006 that are not included in the revenue reported for that period. Based on applicable accounting literature, including Staff Accounting Bulletin ("SAB") Number 104, "Revenue Recognition", the Company has included this amount on its June 30, 2006 balance sheet under the caption "Deferred Revenue" and expects to include it as revenue over the remainder of the calendar year.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Derivatives

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's statement of operations, subject to the accounting for equity securities subject to potential rescission as discussed in Note 4.

Net Loss Per Share

For the nine and three months ended June 30, 2006 and 2005, net loss per share is based on the weighted average number of shares of common stock outstanding. For the nine and three months ended June 30, 2005 this weighted average includes the effect of 2,000 common shares per day that the Company was obligated to issue starting on August 31, 2004 through June 29, 2005, under a penalty provision contained in a March 2004 convertible debenture agreement. On June 29, 2005, the Company issued 606,000 common shares in full satisfaction of this penalty. The Company also recorded interest expense of $943,848 and $252,638 for the nine and three months ended June 30, 2005, respectively, related to its valuation of the portion of this stock related to those periods. The valuation was based on the closing share price for each day that the penalty was incurred.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 16,898,660 and 12,252,059 at June 30, 2006 and 2005, respectively, which includes contingent warrants - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2006 have been excluded from the calculation of net loss per share: (i) 433,983 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,339,830 shares of our common stock and (ii) $3,000,000 of senior secured convertible notes ("8% Convertible Debentures") and $2,275,000 of subordinated convertible notes ("8% Subordinated Debentures"), which in aggregate could potentially convert into 5,275,000 shares of our common stock. The potential dilutive effects of the following convertible securities outstanding at June 30, 2005 have been excluded from the calculation of net loss per share: (i) 453,710 shares of Series A-10 Convertible Preferred Stock ("Series A-10") which could potentially convert into 4,537,100 shares of our common stock and (ii) $6,125,000 of senior secured convertible notes ("8% Convertible Debentures") which could potentially convert into 6,125,000 shares of our common stock.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                                                    For the nine months                For the three months
                                                      ended June 30,                      ended June 30,
                                              -----------------------------       -----------------------------
                                                  2006              2005              2006              2005
                                              -----------       -----------       -----------       -----------
Net loss, as reported                         $(5,605,631)      $(6,574,698)      $(1,179,297)      $(2,303,365)
Total stock based compensation expense *         (572,958)       (1,056,702)         (190,986)          (14,899)
                                              -----------       -----------       -----------       -----------
Pro forma net loss                            $(6,178,589)      $(7,631,400)      $(1,370,283)      $(2,318,264)
                                              ===========       ===========       ===========       ===========
Net loss per share - basic and diluted:
    Net loss per share, as reported           $     (0.42)      $     (0.91)      $     (0.08)      $     (0.27)
                                              -----------       -----------       -----------       -----------
    Net loss per share, pro forma             $     (0.47)      $     (1.05)      $     (0.10)      $     (0.27)
                                              -----------       -----------       -----------       -----------

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

In December 2004, the Company issued 1,350,000 Non-Plan Options to directors and management as additional compensation for the closing of the Onstream Merger, which it accounted for in accordance with APB 25. The compensation value of these options, approximately $1.0 million, is included in the above table for the nine and three months ended June 30, 2005, as it is considered to be an internal cost associated with a business combination, which is expensed in accordance with SFAS 141, "Business Combinations". See Note 2.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Effects of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, "Share-Based Payments", which is discussed in this Note 1 above, under "Stock compensation".

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements. However, see Notes 4 and 5 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2005 and June 30, 2006, which was based on our application of EITF 00-19 as well as other authoritative literature.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after December 31, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements. However, see Notes 4 and 5 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2005 and June 30, 2006, which was based on our application of SFAS 150 as well as other authoritative literature.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the annual financial statements of the Company as of September 30, 2005. The interim financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of June 30, 2006, the results of their operations for the nine and three months ended June 30, 2006 and 2005 and cash flows for the nine months ended June 30, 2006 and 2005. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company's intangible assets is as follows:

                                               June 30, 2006                                  September 30, 2005
                              ----------------------------------------------    ----------------------------------------------
                                   Gross                                           Gross
                                 Carrying       Accumulated        Net Book       Carrying       Accumulated        Net Book
                                  Amount       Amortization         Value          Amount        Amortization         Value
Goodwill-Acquired Onstream    $  8,421,401     $         --     $  8,421,401    $  8,421,401     $         --     $  8,421,401
Goodwill - EDNet                 1,271,444               --        1,271,444       1,271,444               --        1,271,444
Customer Lists - MOD             3,071,722       (2,764,550)         307,172       3,071,722       (2,303,791)         767,931
Customer Lists - Virage            332,000         (267,213)          64,787         332,000         (182,170)         149,830
                              ------------     ------------     ------------    ------------     ------------     ------------

                              $ 13,096,567     $ (3,031,763)    $ 10,064,804    $ 13,096,567     $ (2,485,961)    $ 10,610,606
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

Acquired Onstream was a development stage company founded in 2001 that began the development of a feature rich digital asset management service, offered on an application service provider ("ASP") basis, to allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. This new product (the "Digital Media Services Platform" or "DMSP") was initially designed and managed by Science Applications International Corporation ("SAIC"), one of the country's foremost IT security firms, providing services to all branches of the federal government as well as leading corporations.

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
                                                            ==========

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

The following table sets forth the unaudited pro-forma consolidated results of operations for the nine and three months ended June 30, 2005, giving effect to the Onstream Merger, as if the acquisition had occurred as of the beginning of the periods presented:
                                         For the nine      For the three
                                         months ended      months ended
                                         June 30, 2005     June 30, 2005
                                          (unaudited)       (unaudited)

Revenues                               $      6,221,107     $ 2,047,067
                                       ================     ===========
Net loss                               $     (6,214,765)    $(1,861,861)
                                       ================     ===========
Net loss applicable to common stock    $     (7,036,563)    $(2,135,794)
                                       ================     ===========
Net loss per common share              $          (0.74)    $     (0.22)
                                       ================     ===========
Net loss applicable to common stock
  per common share                     $          (0.84)    $     (0.25)
                                       ================     ===========

The above pro-forma numbers include the effects of the $6.5 million in debt and equity financing discussed in Notes 4 and 6, since that financing was a condition of the Onstream Merger. The effect of including the pro-forma adjustments for this financing decreases the pro-forma net loss presented above by approximately $618,000 for the nine months ended June 30, 2005 and decreases the pro-forma net loss by approximately $414,000 for the three months ended June 30, 2005. The difference between the pro-forma net loss and the pro-forma net loss applicable to common stock as presented above is entirely related to the inclusion of the effects of the equity portion of this $6.5 million financing.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

Prior to August 5, 2005, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan's uncured default under the note. Due to Curaspan's continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received. All scheduled payments have been made through August 8, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

                                       June 30,       September 30, Useful Lives
                                    ------------     ------------
                                         2006             2005        (Years)
                                    ------------     ------------   ------------
Equipment and Software              $  7,370,514     $  7,231,429       1-5
DMSP                                   4,020,998        3,503,879         3
Travel video library                   1,368,112        1,368,112         2
Furniture and fixtures                   179,204          231,905       5-7
Capitalized software development         333,485          333,485         3
Leasehold improvements                   271,123          234,988         5
                                    ------------     ------------
                                      13,543,436       12,903,798
Less:  Accumulated depreciation
       and amortization               (8,432,679)      (8,093,921)
                                    ------------     ------------
Net book value                      $  5,110,757     $  4,809,877
                                    ============     ============

Depreciation and amortization of property and equipment included in the statements of operations was approximately $980,000 and $307,000 for the nine months ended June 30, 2006 and 2005, respectively. Depreciation and amortization of property and equipment included in the statements of operations was approximately $377,000 and $109,000 for the three months ended June 30, 2006 and 2005, respectively. The Company recorded the disposal of approximately $642,000 of fully depreciated furniture and equipment during the nine months ended June 30, 2006.

The DMSP is comprised of four separate "products", only two of which were available on an individual basis at the time of the Onstream Merger. The four separate products are transcoding, storage, search and retrieval and distribution. Effective April 29, 2005, all four products were accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating security features available through SAIC. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") of the DMSP's carrying cost began and has continued through June 30, 2006. See Note 2 regarding the initial purchase of this asset from Acquired Onstream and Note 5 regarding the SAIC contract.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believes are without merit. As of August 8, 2006 both the Company and the buyer are continuing to conduct their respective discovery. The Company has not refunded the deposit, which is included in deferred revenue as of September 30, 2005 and June 30, 2006. The Company does not believe that the ultimate resolution of this matter will have a material impact on its financial condition or results of operations. Pending closing of this transaction, the Company had the right to continue, and has continued, its travel production and distribution operations. The cost of the travel video library is fully depreciated as of September 30, 2005 and June 30, 2006 and the associated travel production and distribution revenues were $136,016 and $155,941, respectively, for the nine months ended June 30, 2006 and 2005.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

8% Subordinated Convertible Debentures

In March 2006 the Company sold to 14 accredited investors $2.3 million principal amount of 8% subordinated secured convertible notes ("8% Subordinated Convertible Debentures"), together with common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock for $1.50 per share. Of the $2.3 million total, $1,850,000 (which includes $375,000 applied from previously existing Company indebtedness, as discussed below) was received by the Company as of March 31, 2006 and $450,000 was received by the Company on April 3, 2006.

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

Additional terms of the 8% Subordinated Convertible Debentures include:

      * unless converted or redeemed as described below, the initial $2.3 million principal amount of the 8% Subordinated Convertible Debentures are due on or before March 28, 2010 and a permitted future $1.2 million principal amount will be due on or before the date four years after the required shareholder approval is obtained, as discussed below,

      * 8% annual interest, payable in arrears with the first interest payment due on September 28, 2006 and payment dates quarterly thereafter. The interest is payable either in cash or at the Company's option in registered shares (the first payment may be in unregistered shares if those shares are eventually registered) of ONSM common stock valued at 85% of its volume weighted average price for the 20 days prior to the payment date,

      * subject to certain exceptions, while the notes are outstanding the Company cannot purchase, redeem or otherwise acquire any capital stock, issue any variable priced equity securities or variable price equity linked securities and for a period of one year after the closing, may not issue an equity or equity-linked issuance below the $1.00 conversion price. The Company has also agreed not to redeem or repurchase any portion of its Series A-10 Preferred Stock, or any other preferred stock, common stock or equity equivalent prior to either the maturity date of the notes or until all the notes have been converted without the consent of the holders of 51% of the outstanding notes,

      * the notes are convertible at any time at the option of the holder into shares of ONSM common stock at a conversion price of $1.00 per share which is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below $1.00 per share, subject to adjustment as set forth above,

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

      * if at any time while all or any portion of the 8% Subordinated Convertible Debentures are outstanding the trading price of ONSM common stock exceeds $1.50 per share for a minimum of 20 days during a 30 day period, then an amount of the notes equal to the total volume for the 30 day period multiplied by the average daily closing price multiplied by 20% will automatically convert into shares of ONSM common stock at the conversion price of $1.00 per share, with each note converted on a pro-rata basis based on initial principal and subject to adjustment as set forth above. The closing ONSM share price was $0.73 per share on August 8, 2006,

      * the number of shares of ONSM common stock acquired by any holder upon conversion of the notes is limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company's issued and outstanding common stock,

      * the Company can prepay all or any portion of the principal amount of the notes, plus any accrued but unpaid interest. If the Company should elect to prepay the notes, the holders will have five trading days to convert the notes into shares of ONSM common stock. Prepayment of the notes must be pro-rata amongst the holders in an amount equal to 115% of the principal amount of the notes being redeemed, and

      * beginning at the end of the 24th month following the issuance date the principal outstanding on any remaining 8% Subordinated Convertible Debentures will be paid in nine equal quarterly installments on the last day of each successive quarter. The Company has the option to pay the quarterly installments in shares of ONSM common stock if the volume weighted average price during the preceding quarter is greater than $1.18 per share. The portion that can be paid in common stock is based upon a formula of 20% of the total trading volume for the quarter multiplied times the average closing price. In any quarter where this formula would result in the issuance of shares of common stock that exceed the amount of the quarterly installment, at the holders option an additional amount of up to 20% may be converted and applied to the final quarterly payment. The closing ONSM share price was $0.73 per share on August 8, 2006.

In connection with the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 805,000 shares of our common stock, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below $1.50 per share. Starting one year after issuance, the warrants include a cashless exercise feature, that terminates at the time the shares underlying the warrants are registered, which provides that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a "cashless exercise" whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company's issued and outstanding common stock.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

The Company agreed to file with the Securities and Exchange Commission ("SEC") on or prior to thirty (30) days after the final closing a Registration Statement (the "Registration Statement") providing for the sale of the common shares underlying the 8% Subordinated Convertible Debentures and related $1.50 warrants (the "Registrable Securities") by the holders thereof, and to use commercially reasonable efforts to have such Registration Statement declared effective by the SEC as soon as practicable. If the Registration Statement was not filed as set forth above or not declared effective within ninety (90) days following the Closing (or 150 days in the event of a review of the Registration Statement by the SEC), the Company would be obligated to pay the holders of the Registrable Securities an amount equal to one percent (1%) of the aggregate purchase price of the Registrable Securities on such date and one and one-half percent (1.5%) on the monthly anniversary of each such date thereafter, until the Registration Statement is declared effective, up to a maximum of fifteen percent (15%).

The Company filed the initial version of the Registration Statement with the SEC on June 9, 2006 and an amended version, responding to inquiries resulting from the SEC's review of the initial Registration Statement, was declared effective by the SEC on July 26, 2006.

The $2.3 million financing transaction, as described above and as included in the registration statement, was originally structured as a $2.5 million transaction. However, as of the date of the initial filing of the Registration Statement, certain purchasers had not remitted the aggregate $200,000 committed to by them for purchase of 8% Subordinated Convertible Debentures and as a result the Company notified them at that time that it would be unable to accept funds from them for securities issued as part of this transaction. It is the Company's position, based on its evaluation of the subscription agreement and other relevant loan documents, that while individual purchases were closed as early as March 28, 2006 that the final closing for purposes of determining the deadline and related penalties for filing the Registration Statement could not occur until the originally contemplated $2.5 million proceeds had been fully remitted, or until the offering was alternatively closed by the Company's cancellation of the unfunded subscriptions on June 9, 2006. Accordingly, the Company has determined that it is not liable for penalties related to the Registration Statement's filing or effective date, and furthermore that any penalty asserted based on a March or April 2006 closing date would not be material to its results of operations or financial condition.

The Company is only required to expend commercially reasonable efforts to keep the Registration Statement continuously effective. However, in the event the Registration Statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem (i) any such notes still outstanding for 115% of the face value (or 115% of the market value of the underlying shares for the previous five days, if greater) plus (ii) any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company's common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). See Note 5 - Commitments and Contingencies - regarding the Company's non-compliance since August 2, 2006 with the NASDAQ listing requirement for minimum bid price.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

Based on the Company's application of EITF 00-19 and SFAS 133, it determined that the requirement, discussed above, that the Company file a registration statement including the shares underlying the 8% Subordinated Convertible Debenture and the related $1.50 warrants would require that the amount originally recorded as equity for the embedded conversion feature in the 8% Subordinated Convertible Debentures, as well as the related $1.50 warrants, be reclassified from equity to liability. Although the warrants are not yet exercisable, as discussed above, the Company has determined that EITF 00-19 prohibits equity classification for any provision in a contract that could require net-cash settlement and does not appear to contain an exception for such provisions that are not yet applicable. Even after the registration statement was filed by the Company on June 9, 2006, the "cashless exercise" option discussed above would also result in the continued classification as a liability of the amount recorded for the $1.50 warrants as of June 30, 2006, although that option only becomes available to investors one year after issuance of the warrants and only in the event there is no effective registration statement. Although the filing of the registration statement was no longer a basis for recording the embedded conversion feature as a liability as of June 30, 2006, the existence of penalties for lack of an effective registration and/or listing for the Company's shares, as discussed above, would result in the continued classification as liability at that date of the amount recorded for the embedded conversion feature. Although the Company does not believe that actual payments in connection with these provisions is likely, EITF 00-19 requires that the accounting for them be done without regard to probability. EITF 00-19 also requires that the amount reclassified as a liability be adjusted to fair value at each reporting period. Accordingly, the Company has reflected a liability of $480,087 on its June 30, 2006 balance sheet, $917,917 of such amount representing the initial reclassification to liability of the $1.50 warrants and the embedded conversion feature in the 8% Subordinated Convertible Debentures and the difference of $437,830 representing the adjustment of those reclassified amounts to fair value since that date. The adjustment to fair value was included under the caption "income from derivative instruments" in the Company's statement of operations for the nine and three months ended June 30, 2006. Even though the registration statement was declared effective by the SEC on July 26, 2006, the Company expects that the fair value of the $1.50 warrants and the fair value of the embedded conversion feature will continue to be recorded as a liability as of September 30, 2006.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

The terms of the $2.3 million financing allow the Company to sell an additional $1.2 million principal amount of 8% subordinated secured convertible notes, together with common stock purchase warrants to purchase an aggregate of 420,000 shares of ONSM common stock, all under identical terms to the initial $2.3 million transaction but subject to shareholder approval, in accordance with the requirements of Rule 4350(i) of the Nasdaq Marketplace Rules. The purchasers of these securities must remit the purchase price to the Company within five (5) days of being notified of such shareholder approval. The Company has not determined whether it will seek this additional financing.

The above transactions are summarized as follows through June 30, 2006:

             Initial gross proceeds                    $ 2,300,000
             Less: conversions to common shares            (25,000)
             Less: initial discount                     (1,102,033)
             Plus: amortization of discount                 82,373
                                                       -----------
             8% Subordinated Convertible Debentures    $ 1,255,340
                                                       ===========

See Note 9 regarding conversions occurring after June 30, 2006.

8% Senior Convertible Debentures

On December 23, 2004, the Company sold senior secured convertible notes ("8% Convertible Debentures"), which have a $1.00 conversion rate per common share and include five-year warrants to purchase 1,522,500 common shares of ONSM for $1.65 per share, to several accredited investors for gross proceeds of $4.35 million. The 8% Convertible Debentures are collateralized by a blanket security interest in the Company's assets and a pledge of the stock of its subsidiaries. Prior to May 23, 2006, certain purchasers of the 8% Convertible Debentures and the Additional 8% Convertible Debentures may have been entitled to certain rescission rights - see Note 5.

The 8% Convertible Debentures included an Additional Investment Right ("AIR") of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the "Additional 8% Convertible Debentures") have substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise. The Additional 8% Convertible Debentures included five-year warrants to purchase 761,250 common shares of ONSM for $1.65 per share and one-year warrants to purchase 2,175,000 common shares of ONSM for $1.00 per share. The one-year warrants were subject to the approval of a majority of the Company's shareholders, which was obtained at the September 13, 2005 shareholder meeting, and at which time the one-year term of those warrants began. In the event the one-year warrants are exercised, the Company will issue additional five-year warrants, exercisable at $1.65 per share, to purchase 50% of the common shares of ONSM acquired upon the exercise of the one-year warrants. During April 2006, the Company issued a five-year warrant to purchase 10,417 common shares for $1.65 per share as the result of a single investor's exercise of a warrant for 20,833 common shares at $1.00 per share. See Note 8.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Senior Convertible Debentures (continued)

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares) on a registration statement declared effective by the SEC on June 29, 2005. Beginning on the date of such registration, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. The closing ONSM share price was $0.73 per share on August 8, 2006.

Any remaining 8% Convertible Debentures are required to be repaid in nine equal quarterly installments. Although the note documents indicate that these quarterly payments start on September 30, 2006, this would result in the ninth payment being on September 30, 2008, which is 2.5 months earlier than the stated note maturity date. Therefore the Company believes that the intent of the documents was for the quarterly repayments to start in December 2006 and end with the ninth payments in December 2008, the stated maturity date. Therefore, the June 30, 2006 financial statements reflect a current liability equal to three of those quarterly payments, net of the related discount. In the event four payments were included the current liability would increase by approximately $167,000, net of discount.

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

The 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price for each month that
(a) the Company's common shares are not listed on the Nasdaq Small Cap Market for a period of 3 trading days or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under the provisions of Rule 144(k). Also, in the event the Registration Statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Convertible Debentures and the Additional 8% Convertible Debentures may require the Company to redeem (i) any such notes still outstanding for 115% of the face value (or 115% of the market value of the underlying shares for the previous five days, if greater) plus (ii) any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company's common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). See Note 5 - Commitments and Contingencies - regarding the Company's non-compliance since August 2, 2006 with the NASDAQ listing requirement for minimum bid price.

The $1.65 warrants provide that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a "cashless exercise" whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Senior Convertible Debentures (continued)

Based on the Company's application of EITF 00-19 and SFAS 133, it determined that the existence of the 1% per month penalties for lack of an effective registration and/or listing for the company's shares, as well as the "cashless exercise" option, all discussed above, required that the amount originally recorded as equity for the $1.00 warrants, the $1.65 warrants and the embedded conversion feature in the 8% Convertible Debenture and Additional 8% Convertible Debenture be classified as a liability. Although the Company does not believe that the actual assessment of these penalties is likely, EITF 00-19 requires that the accounting for them be done without regard to probability. These amounts, totaling $1,487,740 and $3,017,168 at June 30, 2006 and September 30, 2005, respectively, were also subject to the accounting for potential rescission through May 23, 2006, which is discussed in Note 5. EITF 00-19 requires that the amount recorded as a liability be adjusted to fair value at each reporting period. Since the Company determined that there was no material difference between the original amounts recorded for these items in the aggregate and their fair value as of September 30, 2005 in the aggregate, there was no effect on the statement of operations related to this matter for the year ended September 30, 2005. Although the fair value of the liability decreased during the nine and three months ended June 30, 2006, the portion of this reduction through May 23, 2006 has been reflected on the financial statements for those periods by a reduction in the liability and an increase in "Equity Securities Subject to Potential Rescission", with no net effect to the statement of operations, as it was determined these amounts were still subject to the accounting for potential rescission through May 23, 2006 and were treated accordingly. See Note 5. The effect of the adjustment of the liability to fair value after May 23, 2006 was included under the caption "income from derivative instruments" in the Company's statement of operations for the nine and three months ended June 30, 2006.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Senior Convertible Debentures (continued)

As of June 30, 2006, $3,525,000 of 8% Convertible Debentures (including the
AIR), plus accrued interest, had been converted into 3,555,248 common shares and $3,000,000 of the 8% Convertible Debentures (including the AIR) had not been converted.

The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company's option. The Company issued 259,415 common shares in lieu of the $211,282 interest accrued during the nine months ended June 30, 2006, which included 9,589 shares issued for $9,589 interest due on conversions during that period.

The above transactions are summarized as follows through June 30, 2006:

       Initial gross proceeds                               $ 6,525,000
       Less: conversions to common shares                    (3,525,000)
       Less: initial discount                                (4,642,269)
       Plus: amortization of discount                         3,135,157
                                                            -----------
       8% Senior Convertible Debentures, net of discount    $ 1,492,888
       Less: current portion, net of discount                  (500,910)
                                                            -----------
       8% Senior Convertible Debentures, net of discount
                     and current portion                    $   991,978
                                                            ===========

Notes Payable

Notes payable consist of the following as of June 30, 2006 and September 30, 2005:

                                                                           June 30,    September 30,
                                                                             2006          2005
                                                                          ---------     ---------
Notes payable to two different  affiliates of a director of the
   Company,  the first loan  repaid in April 2006 and the second  loan    $ 300,000     $ 300,000
   funded in June 2006 and due in June 2007
Note payable to a major shareholder of the Company,  with original funding in September  2005 and  additional  funding in October
   2005.  Due in October 2010                                               450,000       300,000
Capitalized software lease
                                                                            114,355       130,198
                                                                          ---------     ---------
Total notes payable                                                         864,355       730,198
Less: current portion                                                      (330,597)     (330,598)
                                                                          ---------     ---------
Long term notes payable                                                   $ 533,758     $ 399,600
                                                                          =========     =========

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which has an outstanding principal balance of $114,355 and $130,198 as of June 30, 2006 and September 30, 2005, respectively. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. The principal balance shown at June 30, 2006 is after reduction for $10,098 included in accounts payable at that date and as of August 8, 2006.

Interest expense to related parties (including amortization of debt discount) was approximately $85,000 and $65,000 for the nine months ended June 30, 2006 and 2005, respectively. Related parties include Company directors and employees, and their affiliates, but exclude major shareholders.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

Notes Payable (continued)

On August 19, 2005, the Company received a $300,000 loan from Asset Factoring International, Inc., whose Investment Manager is a member of the Company's board of directors. The term of the loan was one year, with a 2% loan origination fee and interest of 8% per annum. All interest and fees were due and payable in the event of early repayment. The terms of the loan, which was collateralized by $600,000 (original purchase price) of recently purchased equipment and software, required repayment within 5 days of the Company obtaining other financing, including but not limited to equipment financing. Asset Factoring agreed to several extensions for the repayment of this loan after the Company obtained such other financing in October and November 2005. The Company repaid $360,000 in April 2006, which represented principal and the initially negotiated loan origination fee and interest, plus subsequently negotiated extension fees.

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

On November 30, 2005, the Company borrowed $300,000 from Platinum Credit Group, LLC, secured by a secondary lien on up to $300,000 of the Company's tangible equipment and other assets. In addition, the Company dedicated certain receivables and financing proceeds to assure the repayment of the Note on or before its due date of March 1, 2006. At the time of the borrowing, the Company paid related fees totaling $30,000 in cash and prepaid interest in the form of 44,444 shares of ONSM common stock. The Company repaid the loan principal on March 15, 2006, along with a negotiated late payment penalty of an additional 15,000 common shares. See Note 9 - Subsequent Events regarding another loan from Platinum in August 2006.

During February 2006, the Company borrowed $250,000 from Mr. David Namoff. The principal, plus cash interest of 10% plus 25,000 common shares, was due on January 31, 2007. The Company was also required to repay the loan, including the full amount of interest, within 15 days of obtaining financing in excess of $1.0 million. Accordingly, the outstanding principal plus the cash interest due on this loan, totaling $275,000, was designated by Mr. Namoff to purchase an equivalent amount of 8% Subordinated Convertible Debentures, which we issued to him in March 2006 (as part of the total $2.3 million financing) along with the 25,000 ONSM shares also due for interest.

During February 2006, the Company borrowed $100,000 from Lewis Opportunity Fund LP. The principal, plus cash interest of 10% plus 10,000 common shares, was due on February 17, 2007. The Company was also required to repay the loan, including the full amount of interest, within 15 days of obtaining financing in excess of $100,000. Accordingly, the outstanding principal of $100,000 was designated by Lewis Opportunity Fund LP to purchase an equivalent amount of 8% Subordinated Convertible Debentures, which we issued to that entity in March 2006 (as part of the total $2.3 million financing) along with the 10,000 ONSM shares and $10,000 also due for interest.

During June 2006 the Company borrowed $300,000 from J&C Resources, LLC, whose President, Chairman and CEO is a member of the Company's board of directors. The principal balance is due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares are due on maturity. Finders fees of $9,000 cash and 9,000 common shares are payable at loan maturity to Asset Factoring Ltd, a related entity.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

Notes Payable (continued)

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


NOTE 5: COMMITMENTS AND CONTINGENCIES

NASDAQ letter - The Company received a letter from NASDAQ dated August 2, 2006 indicating that the Company has 180 calendar days, or until January 29, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that the Company's non-compliance with that rule was as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The Company may be considered compliant, subject to the NASDAQ staff's discretion, if its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the January 29, 2007 deadline. If the Company is not considered compliant by January 29, 2007, but meets all other initial listing criteria for the NASDAQ Capital Market, it will be granted an additional 180 calendar day compliance period. The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures contain penalty and acceleration clauses in the event the Company's common stock is not traded on NASDAQ or a similar national exchange - See Note 4.

Rescission rights - Prior to May 23, 2006, certain investors which purchased the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10 Preferred Stock may have been entitled to certain rescission rights. The resale registration statement of shares of common stock underlying these securities and the related warrants was originally filed by the Company on February 23, 2005. Pursuant to the Securities Act of 1933 and the related rules and regulations, as interpreted by the Securities and Exchange Commission, as a result of a portion of the additional investment rights granted with the 8% Convertible Debentures, which were the basis of the sale of the Additional 8% Convertible Debentures, being unexercised at the time the resale registration statement was originally filed, the private offerings have not been completed and accordingly, the public and private offerings would be integrated and result in a violation of Section 5 of the Securities Act. Accordingly, certain of the investors who purchased the private placement securities may have had a number of remedies available to them, including the potential right to rescind the purchase of those securities plus, potentially, any amount representing damage to such investors. Regardless of the above, the Company has determined that to the extent 8% Convertible Debentures, Additional 8% Convertible Debentures and Series A-10 Preferred Stock had been converted into common shares and those common shares sold by the original purchaser for at least the per share conversion price, and related interest shares sold for at least the stated interest dollar obligation for which those shares were issued, upon such sale the Company believes that the purchaser no longer had any damage claim for rescission.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 5: COMMITMENTS AND CONTINGENCIES (continued)

In addition to the above, the Company determined that once the affected purchasers had been on sufficient notice for at least one year as to these potential rescission rights, those purchasers should no longer have any damage claim for rescission. Based on two documents filed by the Company with the SEC disclosing these matters - Form NT 10-Q on May 17, 2005 and Form 10-QSB on May 23, 2005 - the Company established May 23, 2005 as the date sufficient notice had been provided to all purchasers. Therefore, as of the one-year anniversary of that notice (May 23, 2006), the Company discontinued its previous reclassification of a portion of the potentially rescissionable proceeds from shareholders' equity, where it was originally recorded, to the balance sheet classification "equity securities subject to potential rescission", in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities". This amount was $7,084,219, which was reflected as an increase in the Company's additional paid-in capital for the nine months ended June 30, 2006. However, the portion of the potentially rescissionable proceeds that was reclassified to the liability "Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures" as of May 23, 2006, was retained at that date and established as the initial liability subject to future periodic adjustments to fair value in accordance with EITF 00-19 and other applicable accounting, and as discussed in
Note 4.

Consulting agreements - The Company is obligated under agreements to issue approximately 307,000 common shares and options to purchase approximately 58,000 shares (with exercise prices of $1.00 and $1.05) for consulting services subsequent to June 30, 2006, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $47,000. None of these contracts are with Company directors or officers. However, 60,000 of these shares are related to a consulting agreement with an individual having greater than 5% beneficial ownership in the Company as of September 30, 2005.

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

The original term of the BOA runs from June 12, 2003 through December 31, 2006 and the Company, as Acquired Onstream's successor, may, at its option, extend the term for up to an additional 48 months by executing four, one year renewal options. Acquired Onstream agreed to minimum expenditures of $1.9 million in the aggregate through December 31, 2006, the initial term of the BOA, and $1 million for each of the four one-year renewal periods thereafter. $1.0 million of the $1.9 million is required to be spent in the third year of the contract and the Company has incurred (but not paid) approximately $77,000 from June 12, 2005 through August 8, 2006. SAIC agreed that its services under the BOA would be billed at a discount to its regular rates throughout the term of the BOA. The Company may terminate the BOA prior to the expiration of the term for convenience upon 30 days notice. SAIC may terminate the BOA if the Company, as Acquired Onstream's successor, does not satisfy the minimum expenditure thresholds or is otherwise in material breach of its obligations, including timely payment of amounts due. Cancellation of the contract among other things releases SAIC to offer the Onstream Media Solution directly or indirectly to third parties.

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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 5: COMMITMENTS AND CONTINGENCIES (continued)

Within 30 days after notice of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of the Acquired Onstream to another entity, SAIC had the right to terminate the Stock Issuance Agreement. SAIC did not terminate the Agreement and the Company has continued to pay 20% of SAIC invoices with ONSM common stock - 87,715 ONSM shares valued at $130,153 were issued to SAIC subsequent to the Onstream Merger and through June 30, 2006, including $57,142 included in Acquired Onstream's accounts payable at the time of the Onstream Merger - see Note 2. SAIC has not objected to the use of a fair market value for ONSM shares consistent with the December 2004 conversion of its Acquired Onstream shares to ONSM shares, even though such valuation is higher than the $0.50 per share maximum established in the Stock Issuance Agreement. However, the Company has had discussions with SAIC which indicated the potential future discontinuance of the stock payment option.

As of June 30, 2006, SAIC had been paid approximately $1,786,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $112,000, which is past due and is included in accounts payable on the Company's balance sheet at that date.

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

Lease Commitments

The Company is obligated under operating leases for each of its three offices in Pompano Beach, Florida; San Francisco, California and New York City, which call for monthly payments totaling approximately $42,000. The leases, with expiration dates ranging from 2006 to 2009, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of June 30, 2006, excluding the capital lease obligation discussed in
Note 4, total approximately $846,000.

Annual Long Distance Purchase Commitment

EDNet entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a telephone services purchase commitment of approximately $384,000 (before taxes) per year. The Company was in compliance with this agreement, which expired in March 2006, and in December 2005 completed negotiations for a two-year renewal that included a telephone services purchase commitment of approximately $120,000 (before taxes) per year with approximately 40% lower rates, which were effective starting January 15, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 6: CAPITAL STOCK

Common Stock

During the nine months ended June 30, 2006, the Company issued (i) 855,095 ONSM common shares as a result of six investors' conversion of $845,000 of 8% Convertible Debentures, plus accrued interest and (ii) 157,900 ONSM common shares as a result of five investors' conversion of 15,790 shares of Series A-10 Preferred - see Note 5 and below.

During the nine months ended June 30, 2006, the Company issued 783,839 shares of common stock for equipment and consulting, financial, advisory and other services, as follows:

      377,267 shares valued at approximately $372,000 and recognized as professional fees expense over various service periods of up to 6 months. None of these shares were issued to Company directors or officers. However, 75,000 of these shares were issued under a consulting agreement with an individual having greater than 5% beneficial ownership in the Company as of September 30, 2005. See Note 5 regarding the Company's obligation to issue additional shares under such agreements.

      406,572 common shares as satisfaction for equipment purchases of approximately $252,000 included in accounts payable at September 30, 2005, plus another $75,000 of equipment purchases to be received after that date.

During the nine months ended June 30, 2006, the Company issued options to purchase its common shares, in exchange for consulting and financial advisory services, such options valued at approximately $478,000. The Company recognized professional fee expenses arising from these and prior issuances of shares and options for consulting and financial advisory services, including amounts related to certain executive severance agreements, of approximately $1,096,000 and $1,295,000 for the nine months ended June 30, 2006 and 2005, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $333,000 in deferred equity compensation expense at June 30, 2006, which will be amortized over the remaining periods of service for these issuances, which range from two to 12 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the nine months ended June 30, 2006, the Company issued (i) 259,415 common shares in lieu of the $211,282 interest accrued and due through June 30, 2006 on the 8% Convertible Debentures and the Additional 8% Convertible Debentures (which included 9,589 shares issued for $9,589 interest due on conversions during that period), (ii) 44,444 common shares as prepaid interest and 15,000 common shares as late payment penalty on $300,000 borrowed from Platinum Credit Group, LLC - see Note 5, (iii) 35,000 common shares as partial interest on an aggregate $350,000 borrowed from David Namoff and Lewis Opportunity Fund LP in February 2006 - see Note 5 and (iv) 31,243 common shares as interest to various vendors.

During the nine months ended June 30, 2006, the Company issued 20,833 common shares as a result of the exercise of warrants at $1.00 per share - see Notes 5 and 8.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 6: CAPITAL STOCK (continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of June 30, 2006 and September 30, 2005, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock. Prior to May 23, 2006 certain purchasers of the Series A-10 may have been entitled to certain rescission rights - see Note 5.

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

The Company's Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. In addition, the Company issued 814 Series A-10 shares in lieu of $8,140 dividends due on conversions during the year ended September 30, 2005. The Company's Board of Directors declared a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment. The Company's Board of Directors declared a dividend payable on May 15, 2006 to Series A-10 shareholders of record as of May 10, 2006 of 16,701 Series A-10 preferred shares, in lieu of a $167,014 cash payment. In addition, the Company issued 400 Series A-10 shares in lieu of $4,000 dividends due on conversions during the nine months ended June 30, 2006.

As of June 30, 2006, the Company had issued 777,590 ONSM common shares as a result of ten investors converting a total of 77,759 shares of Series A-10 preferred shares, which included 1,214 Series A-10 shares issued for accrued dividends through the respective conversion dates.

The above transactions are summarized as follows through June 30, 2006:

    Initial number of Series A-10 shares issued                     454,650
    Plus: A-10 shares issued for regular interest and dividends      55,878
    Plus: A-10 shares issued for conversion dividends                 1,214
    Less: A-10 shares converted to common shares                    (77,759)
                                                                   --------
    Number of Series A-10 shares outstanding                        433,983
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

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 6: CAPITAL STOCK (continued)

Preferred Stock (continued)

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

For the nine and three months ended June 30, 2006 and 2005 the Company provided webcasting services to one significant customer, Thomson/CCBN, under a contract that can be terminated upon a 30-day notification. Revenues from sales to Thomson/CCBN were approximately $291,000, or approximately 5%, and approximately $1,218,000, or approximately 20%, of total consolidated revenue for the nine months ended June 30, 2006 and 2005, respectively. These revenues represented approximately 10% and 42% of Webcasting Group revenues for the same periods. Revenues from sales to Thomson/CCBN were approximately $79,000, or approximately 3%, and approximately $307,000, or approximately 15%, of total consolidated revenue for the three months ended June 30, 2006 and 2005, respectively. These revenues represented approximately 7% and 33% of Webcasting Group revenues for the same periods.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 7: SEGMENT INFORMATION (continued)

For the nine and three months ended June 30, 2006 and 2005 the Company provided digital asset management services to another significant customer, America Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $735,000, or approximately 12%, and $731,000, or approximately 12%, of total consolidated revenue for the nine months ended June 30, 2006 and 2005, respectively. These revenues represented approximately 23% and 22% of Digital Asset Management Group revenues for the same periods. Revenues from sales to this customer were approximately $205,000, or approximately 9%, and $334,000, or approximately 16%, of total consolidated revenue for the three months ended June 30, 2006 and 2005, respectively. These revenues represented approximately 18% and 30% of Digital Asset Management Group revenues for the same periods.

Detailed below are the results of operations by segment for the nine and three months ended June 30, 2006 and 2005, and total assets by segment as of June 30, 2006 and September 30, 2005.

                                               For the nine months ended      For the three months ended
                                                       June 30,                        June 30,
                                             ---------------------------     ---------------------------
                                                 2006            2005            2006            2005
                                             -----------     -----------     -----------     -----------
Revenue:

Digital Asset Management Group               $ 3,222,448     $ 3,303,430     $ 1,168,428     $ 1,106,375
Webcasting Group                               2,906,680       2,907,602       1,148,953         940,692
                                             -----------     -----------     -----------     -----------
Total consolidated revenue                     6,129,128       6,211,032       2,317,381       2,047,067
                                             -----------     -----------     -----------     -----------

Segment operating income (loss):

Digital Asset Management Group                   570,994         469,800         315,617         148,853
Webcasting Group                                 195,673         789,846         177,789         166,382
                                             -----------     -----------     -----------     -----------
Total operating income                           766,667       1,259,646         493,406         315,235

Depreciation and amortization                 (1,525,417)       (864,399)       (558,668)       (291,136)
Corporate and unallocated shared expenses     (3,767,208)     (4,304,220)     (1,367,529)     (1,490,929)
Other (expense) income, net                   (1,079,673)     (2,665,725)        253,494        (836,535)
                                             -----------     -----------     -----------     -----------

Net loss                                     $(5,605,631)    $(6,574,698)    $(1,179,297)    $(2,303,365)
                                             ===========     ===========     ===========     ===========


                                              June 30,     September 30,
                                            --------------------------
                                                2006           2005
                                            -----------    -----------
          Total assets:

          Digital Asset Management Group    $14,839,257    $14,580,103
          Webcasting Group                    1,701,753      1,925,137
          Corporate and unallocated             846,343      1,016,847
                                            -----------    -----------
          Total                             $17,387,353    $17,522,087
                                            ===========    ===========

Depreciation, amortization and impairment losses (if any) are not utilized by the Company's primary decision makers for making decisions with regard to resource allocation or performance evaluation.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 8: STOCK OPTIONS AND WARRANTS

As of June 30, 2006, the Company had 16,898,660 issued and outstanding options and warrants, including 2,902,557 Plan Options; 2,431,390 Non-Plan Options to employees and directors; 2,154,239 Non-Plan Options to consultants; and 9,410,474 warrants issued in connection with various financings and other transactions, and including contingent warrants as discussed below.

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

As of June 30, 2006 the Company has granted options to management, employees and directors under the Plan. The term of these options are from four to seven years and the vesting periods are from immediate to three years. All options are granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company's shareholders voted to approve the cancellation (subject to the option holder's approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 161,111 of the Plan Options subject to this cancellation and re-issue had expired as of August 8, 2006.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 8: STOCK OPTIONS AND WARRANTS (continued)

Detail of Plan Option activity for the nine months ended June 30, 2006 is as follows:

                                                                  Weighted
                                                   Number of      Average
                                                     Shares    Exercise Price
                                                   ---------   --------------
        Balance, beginning of period               2,940,895     $    1.89
        Granted during the period                         --     $      --
        Expired or forfeited during the period       (38,338)    $   16.58
                                                   ---------
        Balance, end of the period                 2,902,557     $    1.58
                                                   ---------
        Exercisable at end of the period           2,620,251     $    1.63
                                                   ---------

The Company's 2,546,918 outstanding exercisable Plan Options at June 30, 2006 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 4 years and exercise prices ranging from $1.12 to $1.57 per share. The Company's 73,333 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 1 year and exercise prices ranging from $11.25 to $22.50 per share.

As of June 30, 2006, the Company had 2,431,390 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of issuance); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of issuance); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.

As of June 30, 2006, the Company had 2,154,239 outstanding Non Plan options issued to consultants, of which (i) 955,000 were issued during the nine months ended June 30, 2006, 855,000 with an exercise price of $1.00 per share and 100,000 with an exercise price of $1.05 per share, (ii) 929,240 were issued during the year ended September 30, 2005, 870,000 with exercise prices ranging from $1.10 to $3.00 per share, and 59,240 issued at an exercise price of $3.376 per share in conjunction with the Onstream Merger and (iii) 269,999 were issued during the year ended September 30, 2004, with exercise prices of $2.25 and $2.50 per share. These options issued to consultants have exercise prices from $1.10 to $3.38 per share and expire at various dates from June 2008 to June 2011. 510,000 of the above options were not vested as of June 30, 2006, including 125,000 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract. See Note 5.

                   ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 8: STOCK OPTIONS AND WARRANTS (continued)

As of June 30, 2006, the Company had outstanding vested warrants to purchase an aggregate of 8,333,391 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.00 to $10.65 expiring from April 2007 to April 2011. During the nine months ended June 30, 2006 the Company granted 997,917 of these warrants - 987,500 five-year warrants at an exercise price of $1.50 per share issued in connection with the 8% Subordinated Convertible Debentures and which are not exercisable until September 2006 and 10,417 five-year warrants at an exercise price of $1.65 per share as a result of the exercise of $1.00 warrants discussed below. During the year ended September 30, 2005 the Company granted 7,022,693 of these warrants - 2,175,000 one-year warrants at an exercise price of $1.00 per share issued in connection with the Additional 8% Convertible Debentures (of which 20,833 were exercised in April 2006); 2,936,250 five-year warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 1,790,000 five-year warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. In addition, 333,614 of these warrants were granted by the Company in connection with other financing activities in periods prior to the year ended September 30, 2005- 10,000 four-year warrants at an exercise price of $4.50 per share issued with the sale of Series A-9; 40,000 one-year warrants at an exercise price of $3.00 per share issued with the sale of Series A-9; 130,000 three-year warrants at an exercise price of $2.28 per share issued with the sale of Series A-11; 82,300 four-year warrants at an exercise price of $3.00 per share issued with the sale of common stock; and 71,314 warrants at exercise prices from $4.50 to $10.65 per share, issued with a number of smaller transactions. See Notes 4 and 6.

These 8,333,391 vested warrants do not include 1,077,083 five-year warrants at an exercise price of $1.65 per share, which have been approved for issuance by a majority of the Company's shareholders, such issuance contingent on the exercise of $1.00 warrants issued in connection with the Additional 8% Convertible Debentures - see Note 5.

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

During July 2006, the Company issued 288,877 common shares for professional services valued at approximately $211,000.

During July 2006, the Company issued immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $0.88 per share (fair market value on the date of issuance) to Mr. Carl L. Silva upon his initial appointment to the Company's Board of Directors.

During August 2006, the Company issued 51,411 common shares as a result of one investors' conversion of $50,000 of 8% Subordinated Convertible Debentures, plus accrued interest.

During August 2006, the Company borrowed $350,000 from Platinum Credit Group, LLC, collateralized by a secondary lien on up to $350,000 of the Company's tangible equipment. In addition, the Company dedicated certain receivables proceeds to pay $100,000 principal installments on November 15 and December 15, 2006. The $150,000 principal balance is due on January 15, 2007. At the time of the borrowing, the Company paid related fees totaling $50,000 in cash and prepaid interest in the form of 80,000 shares of ONSM common stock. The Company is subject to a penalty of 20,000 shares per month while any portion of the principal is past due.

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

We had 66 full time employees as of June 30, 2006. Our operations are organized in two main operating groups:

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

GENERAL

During March 2006, we sold subordinated secured convertible notes ("8% Subordinated Convertible Debentures"), including common stock purchase warrants, for aggregate gross proceeds of $2.3 million (which includes $375,000 applied from previously existing Company indebtedness). During June 2006 we borrowed $300,000 from J&C Resources, LLC, due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. During August 2006 we borrowed $350,000 from Platinum Credit Group, LLC, secured by a secondary lien on up to $350,000 of our tangible equipment. $100,000 principal installments are due on November 15 and December 15, 2006 and the $150,000 principal balance is due on January 15, 2007. See Liquidity and Capital Resources.

Discovery Education, a subsidiary of Discovery Communications, Inc., a leading global media company, selected us in May 2006 to process existing educational content for their new COSMEO online service. We expect this to result in a significant increase to our revenues during the balance of calendar year 2006. We received a $360,000 non-refundable initial payment in connection with this contract prior to June 30, 2006 and have made additional deliveries and invoiced additional revenues under this contract since June 30.

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

RESULTS OF OPERATIONS

Our consolidated net loss for the nine months ended June 30, 2006 was approximately $5.6 million ($0.42 loss per share) as compared to a loss of approximately $6.6 million ($0.91 loss per share) for the comparable prior year period, a decrease of approximately $969,000 (15%). The decreased net loss for the nine months ended June 30, 2006, as compared to the comparable 2005 period, was primarily due to lower interest expense in the current period arising from the absence in the current period of certain non-cash interest expense items occurring in the comparable prior year period, primarily (i) a penalty related to unregistered shares from a previous financing and (ii) the write-off of unamortized discount arising from early debt repayments with the proceeds of the December 2004 8% Convertible Debenture and Series A-10 Preferred financing transactions. In addition non-cash income for the valuation of derivative instruments in the fiscal 2006 period had no corresponding effect in the comparable 2005 period. These items were partially offset by increased operating expenses in the fiscal 2006 period, primarily due to commencement of depreciation of the DMSP in November 2005.

Our consolidated net loss for the three months ended June 30, 2006 was approximately $1.2 million ($0.08 loss per share) as compared to a loss of approximately $2.3 million ($0.27 loss per share) for the comparable prior year period, a decrease of approximately $1,124,000 (49%). The decreased net loss for the three months ended June 30, 2006, as compared to the comparable 2005 period, was primarily due to non-cash income for the valuation of derivative instruments in the fiscal 2006 period, having no corresponding effect in the comparable 2005 period. In addition, interest expense in that prior year quarter included the effects of a penalty related to unregistered shares from a previous financing which had no corresponding effect in the comparable 2006 period. Finally, sales and related gross margin increased in the 2006 quarter, as compared to the comparable 2005 period. These items were partially offset by increased operating expenses in the 2006 quarter, primarily due to commencement of depreciation of the DMSP in November 2005.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

                                                              PERCENTAGE OF REVENUE
                                                              ---------------------
                                              Nine Months Ended June 30,      Three Months Ended June 30,
                                              -------------------------         ------------------------
                                               2006             2005             2006             2005
                                              -------          -------          -------          -------
Revenue:
    Digital asset management                     22.1%            22.3%            22.3%            23.9%
    Network usage and services                   25.8             24.8             24.5             26.2
    Network equipment sales and rentals           4.7              6.1              3.6              3.9
    Webcasting                                   45.2             44.3             47.4             43.4
    Travel production and distribution .          2.2              2.5              2.2              2.6
                                              -------          -------          -------          -------
Total revenue                                   100.0%           100.0%           100.0%           100.0%
                                              -------          -------          -------          -------

Cost of revenue:
    Digital asset management                      8.2              7.6              8.0              6.6
    Network usage and services                   11.3             14.7              9.8             15.2
    Network equipment sales and rentals           1.9              2.9              1.7              1.4
    Webcasting and related equipment             16.3             11.5             16.2             14.4
    Travel production and distribution .          0.9              0.8              0.7              0.8
                                              -------          -------          -------          -------
Total costs of revenue                           38.6%            37.5%            36.4%            38.4%
                                              -------          -------          -------          -------

Gross margin                                     61.4%            62.5%            63.6%            61.6%
                                              -------          -------          -------          -------

Operating expenses:
    General administrative:
       Compensation                              61.4             59.2             55.7             61.1
       Professional fees                         29.8             33.3             29.8             36.5
       Other                                     19.2             19.0             15.8             21.5
    Depreciation and amortization                24.9             13.9             24.1             14.2
                                              -------          -------          -------          -------
Total operating expenses                        135.3%           125.4%           125.4%           133.3%
                                              -------          -------          -------          -------

Loss from operations                           (73.9)%          (62.9)%          (61.8)%          (71.7)%
                                              -------          -------          -------          -------

Other income (expense):
   Interest income                                0.1              0.2              0.1              0.2
   Interest expense                             (27.8)           (41.6)           (23.0)           (41.1)
   Income from derivative instruments             7.3             --               32.9             --
   Other income (expense), net                    2.8             (1.5)             0.9              0.1
                                              -------          -------          -------          -------
Total other income (expense), net              (17.6)%          (42.9)%           10.9%           (40.8)%
                                              -------          -------          -------          -------

Net loss                                       (91.5)%         (105.8)%          (50.9)%         (112.5)%
                                              =======          =======          =======          =======

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

                                       For the nine months ended
                                       ---------------------------
                                                 June 30,                 Increase (Decrease)
                                                 --------                 -------------------
                                           2006            2005           Amount       Percent
                                       -----------     -----------     -----------   -----------
Total revenue                          $ 6,129,128     $ 6,211,032     $   (81,904)        (1.3)%
Total costs of revenue                   2,363,335       2,331,224          32,111           1.4%
                                       -----------     -----------     -----------   -----------
   Gross margin                          3,765,793       3,879,808        (114,015)        (2.9)%
                                       -----------     -----------     -----------   -----------

General and administrative expenses      6,766,334       6,924,382        (158,048)        (2.3)%
Depreciation and amortization            1,525,417         864,399         661,018          76.5%
                                       -----------     -----------     -----------   -----------
   Total operating expenses              8,291,751       7,788,781         502,970           6.5%
                                       -----------     -----------     -----------   -----------
Loss from operations                    (4,525,958)     (3,908,973)        616,985          15.8%

Other expense                           (1,079,673)     (2,665,725)     (1,586,052)       (59.5)%
                                       -----------     -----------     -----------   -----------
Net loss                               $(5,605,631)    $(6,574,698)    $  (969,067)       (14.7)%
                                       ===========     ===========     ===========   ===========

                                       For the three months ended
                                       --------------------------
                                                 June 30,                 Increase (Decrease)
                                                 --------                 -------------------
                                           2006            2005           Amount       Percent
                                       -----------     -----------     -----------   -----------
Total revenue                          $ 2,317,381     $ 2,047,067     $   270,314          13.2%
Total costs of revenue                     844,692         784,871          59,821           7.6%
                                       -----------     -----------     -----------   -----------
   Gross margin                          1,472,689       1,262,196         210,493          16.7%
                                       -----------     -----------     -----------   -----------
General and administrative expenses      2,346,812       2,437,890         (91,078)        (3.7)%
Depreciation and amortization              558,668         291,136         267,532          91.9%
                                       -----------     -----------     -----------   -----------
   Total operating expenses              2,905,480       2,729,026         176,454           6.5%
                                       -----------     -----------     -----------   -----------
Loss from operations                    (1,432,791)     (1,466,830)        (34,039)        (2.3)%

Other income (expense)                     253,494        (836,535)     (1,090,029)      (130.3)%
                                       -----------     -----------     -----------   -----------
Net loss                               $(1,179,297)    $(2,303,365)    $(1,124,068)       (48.8)%
                                       ===========     ===========     ===========   ===========

Nine months ended June 30, 2006 compared to the nine months ended June 30, 2005

REVENUES AND GROSS MARGIN

Consolidated operating revenue was approximately $6.1 million for the nine months ended June 30, 2006, a slight decrease of approximately $82,000 (1%) from the comparable prior year period. This decrease was primarily due to decreased revenues of the Digital Asset Management Group, which were approximately $3.2 million for the nine months ended June 30, 2006, a decrease of approximately $81,000 (2%) from the comparable prior year period. This decrease in turn was primarily due to decreased revenues from network equipment sales and rentals, which were approximately $287,000 for the nine months ended June 30, 2006, a decrease of approximately $91,000 (24%) from the comparable prior year period. We have reduced our sales focus on this lower margin area and are currently evaluating our future involvement in this activity, as part of the reorganization of our sales function discussed below.

Discovery Education, a subsidiary of Discovery Communications, Inc., a leading global media company, selected us in May 2006 to process thousands of titles, chapters and segments of existing educational content for their new COSMEO online service. We expect this to result in a significant increase to our revenues during the balance of calendar year 2006. We received a $360,000 non-refundable initial payment in connection with this contract, of which $90,000 was recognized as revenue through June 30, 2006 and the remaining $270,000 will be recognized as revenue during the remainder of the calendar year. We have made additional deliveries and invoiced additional revenues under this contract since June 30. In order to accomodate recent increases in our digital asset management business volume from this and other new customers, we have made significant encoding system hardware and software upgrades and increased our San Francisco facility by approximately 2,400 square feet.

Primarily as a result of the above, we expect the revenues of the Digital Asset Management Group to exceed the corresponding prior year amounts for the remainder of fiscal and calendar year 2006, although such increase cannot be assured. We also expect to see increased sales in this group, including network usage and services revenues, arising from the marketing of the DMSP and related products although such increases cannot be assured.

Webcasting Group revenues of approximately $2.9 million for the nine months ended June 30, 2006 were essentially the same as the comparable period for the prior year. Although sales to a single large customer began to decline during fiscal 2006, as compared to fiscal 2005, this decline was offset by an increase in audio-only webcast sales made to another single customer, increased webcast production sales and a continuation of the past growth in our sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 3,300 webcasts for the nine months ended June 30, 2006 compared to approximately 3,900 webcasts for the comparable prior year period, the average revenue per webcast event increased to approximately $819 for the fiscal 2006 period compared to approximately $695 for the comparable fiscal 2005 period.

We expect the revenues of the Webcasting Group to exceed the corresponding prior year amounts for the remainder of fiscal and calendar year 2006, although such increase cannot be assured. This is due to our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are continuously upgrading our webcasting software and hardware infrastructure, allowing us to introduce new features to the market on an ongoing basis. We have recently completed the latest set of feature enhancements to our proprietary Webcasting platform, including a webinar service providing the means to hold a virtual seminar on-line in real time, and are now developing several additional upgrades including a Flash based player, embedded Flash video and animations, rapid CD-ROM creation, storage and search of webcasts in the DMSP and both audio and video editing capabilities. Finally, we are currently beta-testing Quickcast and will begin to deploy it to the mass market shortly. This new product enables users to self-deploy PowerPoint presentations online, equipped with uploading, viewing, editing, storage, and customization features. Quickcast provides the means for clients to inexpensively mass market messages, products and services. We anticipate Quickcast to begin generating revenues upon full product launch by the end of calendar 2006.

Consolidated gross margin was approximately $3.8 million for the nine months ended June 30, 2006, a decrease of approximately $114,000 (3%) from the comparable prior year period. This decrease was primarily due to an increase in webcasting cost of sales of approximately $285,000 for the nine months ended June 30, 2006, versus the comparable prior year period. This increase was primarily due to (i) an increase in the number of webcast events requiring us to incur incremental production costs to augment our existing infrastructure - such costs are rebilled to our customers at lower margins than we experience on the standard service portion of our business and (ii) an increase in our fixed costs in anticipation of supporting higher sales levels. The increase in webcasting cost of sales was partially offset by an approximately $225,000 decrease in cost of sales related to network usage and services for the same period, arising from the renegotiation of EDNet's long distance telephone rate agreement with a national telecommunications company resulting in approximately 40% lower rates, which were effective starting January 15, 2006.

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

OPERATING EXPENSES

Consolidated operating expenses were approximately $8.3 million for the nine months ended June 30, 2006, an increase of approximately $503,000 (6%) over the comparable prior year period, primarily from increased depreciation expenses, partially offset by decreased professional fees.

Depreciation and amortization increased approximately $661,000 (76%) for the nine months ended June 30, 2006 versus the comparable prior year period, primarily due to the commencement of depreciation of the DMSP, a limited version of which was placed in service in November 2005.

Professional fees expense for the nine months ended June 30, 2006 decreased approximately $242,000 (12%) versus the comparable prior year period. This was primarily due to a decrease in expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements during the prior year period, primarily paid for by the issuance of our common stock and options to buy our common stock. This decrease was partially offset by marketing expenses from new direct sales and other programs not in place during the comparable prior year period. We have entered into several consulting contracts that have resulted or will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after June 30, 2006, these contracts will result in future professional fee expenses of approximately $800,000 recognized during the next twelve months. Based on this, as well as expected increased expenditures associated with Sarbanes-Oxley compliance and marketing programs, we expect increases in professional fees expense for the remainder of fiscal year 2006 as compared to the corresponding prior year amounts.

OTHER EXPENSE

Other expense decreased to approximately $1.1 million for the nine months ended June 30, 2006, versus approximately $2.7 million for the comparable period of the previous year, a decrease of approximately $1,586,000 (59%). This decrease is primarily due to a decrease in interest expense of approximately $879,000, an increase in other income of approximately $264,000 and non-cash income of approximately $449,000 for the valuation of derivative instruments in the fiscal 2006 period having no corresponding effect in the comparable 2005 period.

The decrease in interest expense for the nine months ended June 30, 2006, versus the comparable prior year period, is primarily due to higher non-cash interest expense in that prior year period - approximately $944,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing and approximately $494,000 from the write-off of unamortized discount due to early debt repayments. This decrease was offset by the interest expense, including amortization of debt discount, on the significantly higher debt levels that existed subsequent to the issuance of the 8% Convertible Debentures in December 2004, the Additional 8% Convertible Debentures in February and April 2005 and the 8% Subordinated Convertible Debentures in March 2006.

As a result of the sale of 8% Convertible Debentures in December 2004, the sale of the Additional 8% Convertible Debentures in February and April 2005, and the sale of the 8% Subordinated Convertible Debentures in March 2006, and after giving effect to conversions through June 30, 2006, approximately $2.5 million of unamortized debt discount remains on our June 30, 2006 balance sheet. In the event of redemption or conversion of the remaining outstanding balance of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. Accordingly, conversions of approximately $50,000 occurring after June 30, 2006 will result in the write-off to expense of approximately $22,000 unamortized debt discount during the twelve and three months ending September 30, 2006.

The valuation of our derivative instruments is affected by several factors, one of the most significant being the underlying market price of our common shares. In general, an increase in that underlying market price will result in an increased valuation of the liability associated with that derivative instrument, which will in turn increase the non-cash expense. Conversely, a decrease in that underlying market price will generally result in a decreased valuation of the liability associated with that derivative instrument, which will in turn reduce the non-cash expense or result in non-cash income. As a result of our accounting for potential rescission rights, the changes in the valuation of certain of these derivative instruments were not reflected in our results of operations prior to May 23, 2006. The reflection of the changes in valuation of these same derivative instruments in our results of operations after that date could result in greater non-cash expense or income as compared to prior periods.

Three months ended June 30, 2006 compared to the three months ended June 30,
2005

REVENUES AND GROSS MARGIN

Consolidated operating revenue increased approximately $270,000 (13%) from the comparable prior year period, to approximately $2.3 million for the three months ended June 30, 2006. The revenues of the Webcasting Group increased by approximately $208,000 (22%) for that period, versus the comparable period of the previous year, and the revenues of the Digital Asset Management Group increased by approximately $62,000 (6%) for the same period.

Webcasting Group revenues increased primarily due to an increase in audio-only webcast sales made to a certain single customer, increased webcast production sales and a continuation of the past growth in our sales of higher priced video webcasts. Although the number of webcasts produced was approximately 1,300 webcasts for both the three months ended June 30, 2006 as well as for the comparable prior year period, the average revenue per webcast event increased to approximately $800 for the fiscal 2006 quarter compared to approximately $707 for the comparable fiscal 2005 quarter.

The increased Digital Asset Management group revenues were primarily due to increased network usage and related services, as well as increased digital asset management fees. As noted above, Discovery Education selected us in May 2006 to process content for their new COSMEO online service. We received a $360,000 non-refundable initial payment in connection with this contract, of which $90,000 was recognized as revenue during the three months ended June 30, 2006 and the remaining $270,000 will be recognized as revenue during the remainder of the calendar year.

Consolidated gross margin was approximately $1.5 million for the three months ended June 30, 2006, an increase of approximately $210,000 (17%) from the comparable prior year period. This increase was primarily due to the increased sales of approximately $270,000 discussed above. Webcasting cost of sales increased by approximately $81,000 for the three months ended June 30, 2006, versus the comparable prior year period, primarily due to (i) an increase in the number of webcast events requiring us to incur incremental production costs to augment our existing infrastructure - such costs are rebilled to our customers at lower margins than we experience on the standard service portion of our business and (ii) an increase in our fixed costs in anticipation of supporting higher sales levels. Digital asset management cost of sales increased by approximately $50,000 for the three months ended June 30, 2006, versus the comparable prior year period, primarily due to an increase in our fixed costs in anticipation of supporting higher sales levels to Discovery Education and other new customers. These increases in webcasting and digital asset management cost of sales were partially offset by an approximately $83,000 decrease in cost of sales related to network usage and services for the same period, arising from the renegotiation of EDNet's long distance telephone rate agreement with a national telecommunications company resulting in approximately 40% lower rates, which were effective starting January 15, 2006.

OPERATING EXPENSES

Consolidated operating expenses were approximately $2.9 million for the three months ended June 30, 2006, an increase of approximately $176,000 (6%) over the comparable prior year period, primarily from increased depreciation expenses, partially offset by a decrease in professional fees and other operating expenses.

Depreciation and amortization increased approximately $268,000 (92%) for the three months ended June 30, 2006 versus the comparable prior year period, primarily due to the commencement of depreciation of the DMSP, a limited version of which was placed in service in November 2005.

Other operating expenses decreased approximately $75,000 (17%) for the three months ended June 30, 2006, versus the comparable prior year period. This was primarily due to the relative timing of when certain discretionary expenses were incurred such as travel, repairs and maintenance and other occupancy expenses.

Professional fees expense decreased approximately $57,000 (8%) for the three months ended June 30, 2006, versus the comparable prior year period. This was primarily due to a decrease in expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements during the prior year period, primarily paid for by the issuance of our common stock and options to buy our common stock.

OTHER INCOME (EXPENSE)

Other income (expense) was income of approximately $253,000 for the three months ended June 30, 2006, versus approximately $837,000 expense for the comparable period of the previous year, a change of approximately $1,090,000 (130%). This change was primarily due to approximately $763,000 non-cash income for the valuation of derivative instruments in the fiscal 2006 period, having no corresponding effect in the comparable 2005 period. In addition, interest expense in that prior year quarter included approximately $253,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing, which had no corresponding effect in the comparable 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES

The independent auditor's report on our September 30, 2005 financial statements states that we have suffered significant recurring losses from operations since inception that raises substantial doubt about our ability to continue as a going concern. At June 30, 2006 we had a working capital deficit of approximately $3.7 million. This working capital deficit balance includes approximately $514,000 of prepaid expenses, primarily consulting fees paid with equity and which will be expensed in future periods over the remaining lives of the applicable consulting agreements. This working capital deficit balance also includes a liability of approximately $2.0 million related to detachable warrants and embedded conversion features that we do not currently anticipate paying and may never be paid, although there is no assurance of this.

During March 2006, we sold subordinated secured convertible notes ("8% Subordinated Convertible Debentures"), including common stock purchase warrants, for aggregate gross proceeds of $2.3 million (which includes $375,000 applied from previously existing Company indebtedness). The proceeds were used as follows: approximately $695,000 to repay previous borrowings and interest, approximately $815,000 for operating payables and short-term bridge financing used to pay similar expenses, approximately $440,000 for past and future capital expenditures and approximately $200,000 for financing fees and expenses, with the balance allocated for marketing expenses and working capital.

The terms of the $2.3 million financing allow us to sell an additional $1.2 million principal amount of 8% subordinated secured convertible notes, together with common stock purchase warrants to purchase an aggregate of 420,000 shares of ONSM common stock, all under identical terms to the initial $2.3 million transaction but subject to shareholder approval, in accordance with the requirements of Rule 4350(i) of the Nasdaq Marketplace Rules. The purchasers of these securities must remit the purchase price to us within five (5) days of being notified of such shareholder approval. We have not determined whether we will seek this additional financing.

During June 2006 we borrowed $300,000 from J&C Resources, LLC, whose President, Chairman and CEO is a member of our board of directors. The principal balance is due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares are due on maturity. Finders fees of $9,000 cash and 9,000 common shares are payable at loan maturity to Asset Factoring Ltd, a related entity.

During August 2006 we borrowed $350,000 from Platinum Credit Group, LLC, secured by a secondary lien on up to $350,000 of our tangible equipment. In addition, we dedicated certain receivables proceeds to pay $100,000 principal installments on November 15 and December 15, 2006. The $150,000 principal balance is due on January 15, 2007. At the time of the borrowing, we paid related fees totaling $50,000 in cash and prepaid interest in the form of 80,000 shares of ONSM common stock. We are subject to a penalty of 20,000 shares per month while any portion of the principal is past due.

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

The terms of the 8% Convertible Debentures that were issued in December 2004, February 2005 and April 2005 provide that any remaining unconverted amounts as of a certain date will be repaid in nine equal quarterly installments. The repayment of the $3.0 million of 8% Convertible Debentures (including the AIR) that are presently unconverted would require nine equal quarterly installments of $333,333. Although the note documents indicate that these quarterly payments start on September 30, 2006, this would result in the ninth payment being on September 30, 2008, which is 2.5 months earlier than the stated note maturity date. Therefore we believe that the intent of the documents was for these quarterly payments to start in December 2006 and end with the ninth payment in December 2008, the stated maturity date.

The Company received a letter from NASDAQ dated August 2, 2006 indicating that the Company has 180 calendar days, or until January 29, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that the Company's non-compliance with that rule was as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The Company may be considered compliant, subject to the NASDAQ staff's discretion, if its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the January 29, 2007 deadline. If the Company is not considered compliant by January 29, 2007, but meets all other initial listing criteria for the NASDAQ Capital Market, it will be granted an additional 180 calendar day compliance period. The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures contain penalty and acceleration clauses in the event the Company's common stock is not traded on NASDAQ or a similar national exchange

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $76.8 million at June 30, 2006. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As a result of the Onstream Merger, we have increased our operating expenses by approximately $200,000 per quarter, starting in the quarter ended March 31, 2005, which are primarily attributable to contracted salaries and related employee expenses. In addition, as part of expanded marketing and financial management programs, neither of which is guaranteed to be successful, we have entered into several consulting contracts that will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after June 30, 2006, these contracts will result in future cash payments of approximately $47,000 over the next twelve months, not including amounts payable with common shares and options. We also expect increases in our operating expenses during the next year arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful and we may be able to defer these expenses based on the status of regulatory changes in this area. We also anticipate additional operating expenses in fiscal year 2006 related to the continuation of our marketing program expansion that began in fiscal year 2005, although we cannot guarantee that this expansion will be implemented or that our marketing efforts will be successful.

Discovery Education, a subsidiary of Discovery Communications, Inc., a leading global media company, selected us in May 2006 to process thousands of titles, chapters and segments of existing educational content for their new COSMEO online service. We expect this to result in a significant increase to our revenues during the balance of calendar year 2006. We received a $360,000 non-refundable initial payment in connection with this contract, of which $90,000 was recognized as revenue through June 30, 2006 and the remaining $270,000 will be recognized as revenue during the remainder of the calendar year. We have made additional deliveries and invoiced additional revenues under this contract since June 30.

In order to accomodate recent increases in our digital asset management business volume from Discovery and other new customers, we have made significant encoding system hardware and software upgrades and increased our San Francisco facility by approximately 2,400 square feet. We have spent $3.4 million for capital expenditures during the twenty-one months ended June 30, 2006, including approximately $370,000 in accounts payable at that date and approximately $400,000 for capital expenditures incurred by Acquired Onstream but paid for by us after the Onstream Merger. Projected capital expenditures for the next twelve months total approximately $1.0 million, which includes the further development of the DMSP as well as completion of the upgrade to the webcasting and encoding system software and hardware infrastructure, now in process. We have recently hired several professionals that were previously employed with SAIC, including a new Chief Technology Officer, and accordingly expect an increasing percentage of our future development costs to be capitalized employee salaries and benefits, which are included in the anticipated capital expenditure amounts noted above.

Prior to August 5, 2005, we owned preferred shares of Curaspan, Inc. with an original cost of approximately $108,000, which was fully reserved since 2002 as a result of Curaspan's continuing operating losses and negative financial condition. However, on August 5, 2005 we sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable over 2 years at 6% interest. The note is collateralized by Curaspan's assets, subordinate to a lending bank's interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to us in the event of Curaspan's uncured default under the note. All scheduled payments have been made through August 8, 2006.

Other than working capital which may become available to us through the fulfillment of the outstanding equipment financing or through the payments on the Curaspan note, as discussed above, and/or the exercise of outstanding options and warrants, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that the outstanding equipment financing commitment will be fulfilled, that we will collect any further payments due from Curaspan under the note, that any options or warrants will be exercised, or that we will increase our revenues to a level sufficient to provide positive cash flow.

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

Cash used in operating activities was approximately $1.3 million for the nine months ended June 30, 2006, as compared to approximately $1.6 million for the same period last year. The $1.3 million reflects our net loss of approximately $5.6 million, reduced by approximately $3.7 million of non-cash expenses included in that loss and approximately $588,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the nine months ended June 30, 2006 is primarily due to an approximately $609,000 increase in accounts payable. This compares to a net decrease in non-cash working capital items of approximately $132,000 for the same period last year. The primary non-cash expenses included in our loss for the nine months ended June 30, 2006 were approximately $1.5 million of depreciation and amortization, approximately $1.2 million of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $1.1 million of amortization of deferred professional fee expenses paid for by issuing stock and options and approximately $302,000 of interest expense paid in common shares, offset by approximately $449,000 non-cash income from the valuation of derivative instruments. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $910,000 for the nine months ended June 30, 2006 as compared to approximately $3.5 million for the same period last year. Current period investing activities were limited to acquisition of property and equipment, primarily related to the DMSP, while the prior year comparable period investing activities related to approximately $1.5 million for advances to Acquired Onstream, primarily payments (i) to Virage for principal and interest due on a promissory note of Acquired Onstream and guaranteed by the Company and (ii) to certain selling management of Acquired Onstream for accrued salaries and related employer taxes, as well as cash payments associated with the Onstream Merger of approximately $664,000, including subsequent payment of accounts payable assumed at the time of the Onstream Merger and approximately $1.4 million to acquire property and equipment, including amounts paid toward the ultimate completion of the DMSP and equipment used to support those operations.

Cash provided by financing activities was approximately $2.2 million for the nine months ended June 30, 2006 as compared to approximately $5.2 million for the same period last year. Current period financing activities primarily related to proceeds from the 8% Subordinated Convertible Debentures as well as short-term equipment and other financing, while the prior year comparable period financing activities were primarily proceeds from the 8% Convertible Debentures and Series A-10 Preferred financing transactions as well as the repayment, primarily from those proceeds, of all other outstanding debt and preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, including acquired customer lists, were approximately $10.1 million at June 30, 2006, or approximately 58% of our total assets and 109% of the book value of shareholder equity. In addition, property and equipment as of June 30, 2006 includes approximately $3.4 million (net of depreciation) related to the DMSP.

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

We have estimated the fair value of warrants issued in conjunction with the 8% Subordinated Convertible Debentures, the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of these financings. The aggregate unamortized portion of these discounts as of June 30, 2006 is approximately $4.1 million.

These non-cash amounts will be amortized as dividends and as interest expense over the balance of the four-year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. Accordingly, conversions of approximately $50,000 occurring after June 30, 2006 will result in the write-off to expense of approximately $22,000 unamortized debt discount during the twelve and three months ending September 30, 2006.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations and the fluctuation of the company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company's control. These factors include, but are not limited to, the Company's ability to successfully complete, produce, market and/or sell the DMSP and the Company's ability to eliminate cash flow deficits by increasing its sales. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 18, 2005 we agreed to sell our travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. We received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay us $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against us in the District Court, 193rd Judicial District, Dallas County, Texas, alleging that we did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, we filed a response objecting to all claims by the buyer, which we believe are without merit. As of August 8, 2006, both we and the buyer are continuing to conduct our respective discovery. We have not refunded the deposit, which is included in deferred revenue as of June 30, 2006. We do not believe that the ultimate resolution of this matter will have a material impact on our financial condition or results of operations. Pending closing of this transaction, we had the right to continue, and have continued, our travel production and distribution operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from April 1, 2006 through June 30, 2006, we issued 127,500 shares of common stock for consulting and financial advisory services. The services are being provided over periods of less than one year and will result in a professional fees expense of approximately $121,000 over the service period. None of the shares were issued to Company directors or officers.

During the period from April 1, 2006 through June 30, 2006, we issued 31,243 shares of common stock for interest to various vendors, valued at approximately $35,000. None of the shares were issued to Company directors or officers.

During the period from July 1, 2006 through August 8, 2006, we issued 288,877 shares of common stock for consulting and financial advisory services. The services are being provided over periods of less than one year and will result in a professional fees expense of approximately $211,000 over the service period. None of the shares were issued to Company directors or officers.

During August 2006, we issued 80,000 common shares as interest on $350,000 borrowed from Platinum Credit Group, LLC.

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

Date: August 16, 2006

                                         /s/ Randy S. Selman
                                         -------------------------------------
                                         Randy S. Selman,
                                         President and Chief Executive Officer

                                         /s/ Robert E. Tomlinson
                                         -------------------------------------
                                         Chief Financial Officer
                                         And Principal Accounting Officer