Form 10KSB
period 2006-09-30
Onstream Media CORP
filed 2007-01-16
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

common stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes __ No X

State issuer's revenues for its most recent fiscal year. $ 8,419,451 for the 12 months ended September 30, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on January 10, 2007 is approximately $64.8 million.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 10, 2007, 24,181,795 shares of common stock are issued and outstanding.

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

Transitional Small Business Disclosure Form (check one): Yes __ No X

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time.. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2006. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business—Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, formerly known as Visual Data Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our Business, Products and Services

We are an online service provider of live and on-demand digital media communications and applications, including webcasting, webconferencing, digital asset management and web publishing services. Our objective is to provide these services via a fully robust, comprehensive platform technology, the Digital Media Services Platform (“DMSP”), that virtually any company, government agency or other enterprise having a need to manage rich media content will be able to utilize in an affordable and highly secure environment.

Our operations are organized in two main operating groups:

•	Digital Asset Management Group

•	Webcasting Group

Products and services provided by each of the groups are:

Digital Asset Management Group

Our Digital Asset Management Group, which operates primarily from facilities in San Francisco, California, provides digital asset management and audio and video networking services that represented approximately 55.0% and 54.9% of our revenues for the years ended September 30, 2006 and 2005, respectively. These revenues are comprised primarily of network access and usage fees, the sale and rental of communication equipment, and fees for encoding, storage, search and retrieval and distribution of digital assets.

Digital asset management is a set of coordinated technologies and processes that allow the quick and efficient storage, retrieval, and reuse of the digital files that are essential to most businesses. These digital files include photos, videos, audio files, flash animations, engineering specs, architectural plans, web pages, and many other pieces of business collateral. Digital asset management provides the business rules and processes needed to acquire, store, index, secure, search, export and transform these assets and their descriptive information.

 In addition, the Digital Asset Management Group services include providing connectivity within the entertainment and advertising industries through a private wide-area network managed by it, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The network enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major Internet service providers. The global network has approximately 500 active access locations in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim.

In December 2004 we completed our acquisition of the remaining approximately 74% of Acquired Onstream not previously owned by us (the “Onstream Merger”). Acquired Onstream was a development stage company founded in 2001 with the business objective of developing a feature rich digital asset management service and offering the service on a subscription basis over the Internet. This product, the Digital Media Services Platform (“DMSP”), will allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution.

The DMSP was initially designed and managed by Science Applications International Corporation (“SAIC”) (one of the country's foremost IT security firms providing services to all branches of the federal government as well as leading corporations) and is actually comprised of four separate products - encoding, storage, search and retrieval and distribution. A limited version of the DMSP, with three of the four products accessible, was first placed in service with third-party customers in November 2005. The fourth product was made available to our DMSP customers as of October 2006.

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

In May 2004 Acquired Onstream entered into a license agreement with Nine Systems, a software vendor of Internet protocol-based billing and provisioning solutions. Under this agreement, we, as Acquired Onstream’s successor, licensed on a perpetual basis the Nine Systems billing and provisioning software including systems integration support.

In December 2004 North Plains, a software developer of digital asset management repositories and work flow engines, entered into an agreement with us, as Acquired Onstream’s successor, to provide its software for use in the DMSP.

Webcasting Group

The Webcasting Group provides corporate-oriented, web-based media services including live audio and video webcasting and on-demand audio and video streaming and represented approximately 45.0% and 45.1% of our revenues for the years ended September 30, 2006 and 2005, respectively. These revenues are comprised primarily of production and distribution fees.

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

Our Webcasting Group also includes our travel production and distribution operations. These operations primarily include the production, storage and Internet streaming of two to four minute multi-media videos for clients such as hotel, resort, golf facility, travel destination and time-shares. In May 2005 we agreed to sell our travel production and distribution operations and the related assets. However, in September 2005 the buyer filed a legal action against us alleging that we did not deliver these assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, we filed a response objecting to all claims by the buyer, which we believe are without merit. As of January 10, 2007 both we and the buyer are continuing to conduct our respective discovery and a trial date has been set for March 2007. The Company believes that the ultimate resolution of this legal action will not have a material impact on its financial condition or results of operations and, pending such resolution, the Company continues these travel production and distribution operations.

Sales and Marketing

We use a variety of marketing methods, including our internal sales force and channel partners, also known as resellers, to market our products and services. One key element of our marketing strategy has been to enter into distribution agreements with recognized leaders in each of the markets for our products and services. By offering our products and services in conjunction with the distributors’ products, we believe these distribution agreements enable us to take advantage of the particular distributors' existing marketing programs, sales forces and business relationships. Contracts with these distributors generally range from one to two years.

We have expanded our marketing efforts during the past year through the use of public relations and telemarketing firms. We intend to continue these actions during the coming year, as well as the introduction of targeted television and radio advertising, as well as direct mail. See Item 6 - Liquidity and Capital Resources.

For the years ended September 30, 2006 and 2005, we provided webcasting services to one significant customer, Thomson/CCBN, under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $331,000, or approximately 4%, and approximately $1.4 million, or approximately 17%, of total consolidated revenue for the years ended September 30, 2006 and 2005, respectively. These revenues represented approximately 9% and 38% of Webcasting Group revenues for the same periods.

For the years ended September 30, 2006 and 2005 the Company provided digital asset management services to another significant customer, America Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $911,000, or approximately 11%, and approximately $1.2 million, or approximately 15%, of total consolidated revenue for the years ended September 30, 2006 and 2005, respectively. These revenues represented approximately 20% and 26% of Digital Asset Management Group revenues for the same periods.

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

During fiscal 2006, our Webcasting Group experienced a revenue increase of approximately 3.0%, or approximately 4.3% before considering a decline in travel production and distribution revenues. Although the competitive pressures that reduced the number of audio-only webcasts in fiscal 2004 continued in fiscal 2005 and 2006, this declining trend was offset during fiscal 2005 and 2006 by sales growth from higher priced video webcasts.

Competition for the audio and video networking services provided by the EDNet division of our Digital Asset Management Group is based upon the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of audio networking competitors are, and will remain small. Our primary video networking competitors are video appliance dealers that source video transport hardware. This group's advantage is one that provides a total solution including system design, broadband sourcing, and custom software connectivity applications that include a comprehensive digital path for television commercial transport. However, companies that compete in some portion of the audio and video networking services market targeted by us include Telestream, Globix, Acceris, Media Link, Savvis, Digital Generation (DG) Systems, Globecast, MediaNet, SohoNet, Pathfire, Source Elements and Ascent Media.

While there is competition for the provision of digital asset management services by our Digital Asset Management Group, this is a relatively new product with few established providers. We believe that our approach of partnering with established providers such as SAIC, Autonomy/Virage Application Services and North Plains reduces the competition in this area. We also believe that our ability to offer integrated webcasting, networking and other services as part of “full service” digital asset management limits direct competition. However, companies that compete in some portion of the digital asset management market targeted by us include MerlinOne, ClearStory Systems, Equant, Getty Images, Quebecor, American Color, Ascent Media, Wam!Net, Interchange Digital and Publicis.

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

Employees

At December 31, 2006 we had 64 full time employees, of whom 30 were design, production and technical personnel, 12 were sales and marketing personnel and 22 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

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

We have an accumulated deficit and we anticipate continuing losses that will eventually result in significant liquidity and cash flow problems absent a material increase in our revenues.

We have incurred losses since our inception, and have an accumulated deficit of approximately $77.9 million as of September 30, 2006. For the year ended September 30, 2006, we had a net loss of approximately $6.5 million and cash used in operations was approximately $1.5 million. We had approximately $223,000 of cash as of September 30, 2006, although we received significant additional cash after that date from debt and equity transactions, as discussed in Liquidity and Capital Resources.

We have projected capital expenditures for the next twelve months of approximately $900,000, which includes ongoing upgrades to both our Digital Services Media Platform (“DMSP”) as well as our webcasting software and hardware infrastructure. We also anticipate additional operating expenses in the coming year related to the continued expansion of our marketing programs, although we cannot guarantee that this continued expansion will be implemented or that our marketing efforts will be successful. Although we may experience increases in our operating expenses during the next year arising from our program for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we may be able to defer these expenses based on the status of regulatory changes in this area.

We cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. The DMSP was first placed in service with third-party customers in November 2005, but related revenues to date have been minimal and we cannot assure what the future sales activity will be. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to the ability of our operations to generate working capital, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses, which could adversely affect our ability to expand our business and operations during fiscal 2007.

Our operations have historically been financed primarily through the issuance of equity and debt. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow. We are constantly evaluating our cash needs and existing burn rate, in order to make appropriate adjustments in operating expenses. If our current burn rate continues or increases, we will need to eventually raise additional working capital, which we cannot assure will be successfully raised. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are unable to raise additional working capital if and when needed, we may be required to curtail some of our operations.

Our primary assets serve as collateral under outstanding convertible notes. If we were to default on these agreements, the holders could foreclose on our assets.

In December 2004 through April 2005, we sold $6.525 million principal amount of 8% senior secured convertible notes. Following the conversion to common shares by several of these note holders, the current remaining outstanding principal balance is approximately $630,000. In March 2006, we sold $2.3 million principal amount of 8% subordinated secured convertible notes, of which approximately $750,000 is still currently outstanding. The notes are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries. If we should default under the payment of interest when due, the funding of redemptions as required, or other provisions of the notes, the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

We are dependent on short-term contracts. If these contracts are terminated, our results of operations would be materially adversely affected.

We are dependent upon contracts with our clients, including America Online, Inc. Revenues from sales to America Online, Inc. were approximately $911,000, or 11%, and $1.2 million, or 15%, of our consolidated revenue for the years ended September 30, 2006 and 2005, respectively. These revenues represented approximately 20% and 26% of the Digital Asset Management Group's revenues for the same periods. This contract can be terminated upon a 30-day notification. Because of the significant nature of the revenues from this contract to our consolidated results of operations, its termination could have a material adverse effect on our financial condition and results of operations.

We may be unable to successfully market or sell the Digital Media Services Platform (“DMSP”).

Our December 2004 purchase of Acquired Onstream included approximately $2.7 million capitalized by Acquired Onstream prior to that date for licensed software and development work by SAIC, Virage and other third parties related to the partially completed Digital Media Services Platform (“DMSP”). Subsequent to the acquisition, we have spent approximately $1.4 million to complete the platform in a commercially viable form, including computer equipment used in its development and initial operation. Although we believe there is a market for the DMSP and as of November 2005 have placed a limited version of it in service with some third-party customers, there have only been limited sales for the DMSP to date and we do not know when, if ever, that we will generate any significant revenues from this product. In addition there is no assurance that we will be able to sell the DMSP on a profitable basis. Our inability to successfully market and/or sell the DMSP could have a material adverse effect on our financial condition and results of operations.

Unamortized goodwill from the Onstream Merger was approximately $8.4 million at September 30, 2006 and property and equipment as of September 30, 2006 included approximately $3.2 million (net of depreciation) related to the DMSP.

A substantial portion of our assets are comprised of goodwill and other intangible assets, which may be subject to future impairment and result in financial statement write-offs.

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $9.9 million at September 30, 2006, representing approximately 58% of our total assets and 118% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2006 includes approximately $3.2 million (net of depreciation) related to the DMSP.

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

We may continue to experience volatility in our stock price, which has recently been below $1.00 per share (although the closing price was $2.88 on January 10, 2007).

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

The Company received a letter from NASDAQ dated August 2, 2006 indicating that the Company had 180 calendar days, or until January 29, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that the Company’s non-compliance with that rule was as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The Company received a letter from NASDAQ dated December 4, 2006, stating that the Company had regained compliance with NASDAQ Marketplace Rule 4310(c)(4) as of that date, by having met the $1.00 per share or greater minimum closing bid price requirement for a minimum of 10 consecutive business days. The closing ONSM share price was $2.88 per share on January 10, 2007.

In the event our common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive), the purchasers of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures may require us to redeem (i) any such notes still outstanding for 115% of the face value (or 115% of the market value of the underlying shares for the previous five days, if greater) plus (ii) any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. In addition to the above, the 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price per month, for each month that the common stock underlying those securities and the related warrants is not listed on the NASDAQ Capital Market.

If the selling security holders listed in our recent registration statements all elect to sell their shares of our common stock at the same time, the market price of our shares may decrease.

It is possible that the selling security holders listed in our recent registration statements on Form S-3 (declared effective in June 2005 and July 2006) will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time hereunder, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock.

The exercise of options and warrants, or the conversion of (i) shares of our Series A-10 Convertible Preferred Stock (ii) our 8% senior secured convertible notes or (iii) our 8% subordinated secured convertible notes, will be dilutive to our existing common shareholders.

As of September 30, 2006 there were outstanding options and warrants to purchase a total of 15,212,431 shares of our common stock, with an average exercise price of $1.60 per share and approximately 76% exercisable between $0.71 and $1.65 per share. During December 2006 and January 2007 to date, we received approximately $3.1 million from the exercise of previously issued warrants and options, resulting in our issuance of 2,076,479 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.00 per share.

In addition, as of September 30, 2006 there were 430,983 shares of our Series A-10 Convertible Preferred Stock outstanding, which are convertible at $1.00 per share into 4,309,830 shares of our common stock, as well as $3,000,000 principal amount 8% senior secured convertible notes and $2,225,000 principal amount 8% subordinated secured convertible notes which are in aggregate convertible at $1.00 per share into 5,225,000 shares of our common stock.

During November and December 2006 and January 2007 to date, we issued an aggregate of 4,812,982 registered common shares as a result of conversions by several investors of 8% Senior and Subordinated Convertible Debentures and Series A-10 Preferred, as follows:

(i)	2,404,887 ONSM common shares for the conversion of $2,369,855 of 8% Senior Convertible Debentures, plus accrued interest,

(ii)	1,500,405 ONSM common shares for the conversion of $1,475,000 of 8% Subordinated Convertible Debentures, plus accrued interest,

(iii)	907,690 ONSM common shares for the conversion of 90,769 shares of Series A-10 Preferred, including accrued dividends.

The closing ONSM share price was $2.88 per share on January 10, 2007.

We have issued debt and preferred shares containing significant discounts which will adversely, and possibly unpredictably, affect interest and dividend expense in future years.

We are required to record the fair value of warrants issued in conjunction with the Financing Transactions, plus the potential value arising from a beneficial conversion feature included in the terms of the financing, as a discount to the stated financing amount. The unamortized portions of these discounts which were reflected on our balance sheet at September 30, 2006 were approximately $1.4 million for the Series A-10 Convertible Preferred, approximately $1.4 million for the 8% senior secured convertible notes, and approximately $930,000 for the 8% subordinated secured convertible notes. These non-cash amounts will be amortized to dividend and interest expense over the remainder of the original four year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. Accordingly, conversions of approximately $3.8 million of our debentures occurring after September 30, 2006 will result in the write-off to expense of approximately $1.5 million unamortized debt discount during the three months ending December 31, 2006 and another approximately $100,000 during the three months ending March 31, 2007.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2006 and do not expect to be subject to them for the fiscal year ended September 30, 2007. We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2008. Our independent registered public accounting firm will be required to attest to management’s report on our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2008.

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

In addition to the above, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements. In that event, the quotation of our common stock on the Nasdaq Capital Market could be adversely affected. In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over, which may not be in the best interests of our shareholders.

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

In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 430,983 shares of our Series A-10 Convertible Preferred Stock were issued and outstanding at September 30, 2006. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease a 25,000 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting production, marketing and distribution activities. Our lease ends in September 2007 and provides for a five-year renewal option. The monthly base rental is approximately $17,600 (including our share of property taxes and common area expenses) with annual three percent (3%) increases.

We also maintain business offices located at 440 Ninth Avenue, New York City, New York. This office, including available common areas, is approximately 2,000 square feet and serves as a sales office and as a backup to Florida for webcasting operations. We lease this space from an unaffiliated third party under a lease expiring on December 31, 2007 for a monthly rental of approximately $6,200.

In May 2004, we entered into a five-year operating lease for office space at 200 Vallejo Street in San Francisco. This is an approximately 8,500 square foot facility that operates as administrative headquarters for Digital Asset Management Group, including EDNet, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. The lease provides for one five-year renewal option at 95% of fair market value. The monthly base rental is approximately $16,300 (including month-to-month parking) with annual increases up to five percent (5%).

ITEM 3.  LEGAL PROCEEDINGS

On May 18, 2005 we agreed to sell our travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. We received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay us $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against us in the District Court, 193rd Judicial District, Dallas County, Texas, alleging that we did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, we filed a response objecting to all claims by the buyer, which we believe are without merit. As of January 10, 2007, both we and the buyer are continuing to conduct our respective discovery and a trial date has been set for March 13, 2007. We have not refunded the deposit, which is included in deferred revenue as of September 30, 2006. We do not believe that the ultimate resolution of this matter will have a material impact on our financial condition or results of operations. Pending closing of this transaction, we had the right to continue, and have continued, our travel production and distribution operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2006 we held our 2006 annual meeting of shareholders, at which all matters submitted to a vote of the company's shareholders as described in the proxy statement filed with the SEC on August 1, 2006 were approved. 12,256,587 shares were present, all by valid proxy. At the 2006 Annual Meeting, our shareholders took the following actions:

Election of Directors - Our shareholders elected Randy S. Selman, Clifford Friedland, Alan M. Saperstein, Benjamin Swirsky, Robert J. Wussler, Charles C. Johnston and Carl Silva to serve as directors until the next annual meeting of shareholders or until their successors are elected and qualified. The number of votes cast for each of these individuals are set forth below:

	Shares For	Shares Against	Share Abstentions

Randy S. Selman	12,120,391	47,408	88,788
Clifford Friedland	12,167,315	484	88,788
Alan M. Saperstein	12,166,439	1,360	88,788
Benjamin Swirsky	12,166,704	1,095	88,788
Robert J. Wussler	12,167,054	745	88,788
Charles C. Johnston	12,167,054	745	88,788
Carl Silva	12,166,673	1,126	88,788

Ratification of Accountants - Our shareholders ratified the appointment of Goldstein Lewin & Co., Certified Public Accountants, as our independent accountants. The vote totals were 12,155,803 shares for, 75,359 shares against and 25,425 share abstentions.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq Capital Market. From July 1997 until January 5, 2005 our common stock traded under the symbol "VDAT." On January 5, 2005 following the change of our corporate name to Onstream Media Corporation our trading symbol was changed to "ONSM."

The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq Stock Market and for the period from October 1, 2004 through December 31, 2006. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

FISCAL YEAR 2005:

First Quarter	$1.79	$1.06
Second Quarter	$2.33	$1.35
Third Quarter	$1.70	$1.07
Fourth Quarter	$1.16	$0.95

FISCAL YEAR 2006:

First Quarter	$1.17	$0.65
Second Quarter	$1.15	$0.85
Third Quarter	$1.30	$0.78
Fourth Quarter	$0.95	$0.56

FISCAL YEAR 2007:

First Quarter	$3.15	$0.46

On January 10, 2007, the last reported sale price of the common stock on the Nasdaq Capital Market was $2.88 per share. As of January 10, 2007 there were approximately 567 shareholders of record of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. The approval of the holders of a majority of the outstanding principal face amount of the 8% Convertible Debentures and the Additional 8% Convertible Debentures, and the giving of notice to the holders of the 8% Subordinated Convertible Debentures twenty days in advance of record date, is required prior to the payment of any dividend on our common stock. Dividends related to the Series A-10 Convertible Preferred are cumulative and must be fully paid by us prior to the payment of any dividend on our common stock.

Recent Sales of Unregistered Securities

During the period from August 9, 2006 through September 30, 2006, we issued 42,500 unregistered shares of common stock for consulting, financial advisory and legal services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $30,000 over the service period. None of these shares were issued to Company directors or officers.

During the period from October 1, 2006 through January 10, 2007, we issued 290,000 unregistered shares of common stock for consulting, financial advisory and legal services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $230,000 over the service period. None of these shares were issued to Company directors or officers.

On November 8, 2006, we issued 59,615 unregistered shares of common stock to SAIC as payment for services previously capitalized by us at $62,000 and included in accounts payable at September 30, 2006. We agreed to include these shares in the next registration statement filed by us.

During November and December 2006, we issued 694,495 unregistered shares of common stock as prepayment of $694,495 interest related to a $1.0 million four-year loan, which loan principal was also convertible into unregistered common shares at $1.00 per share and was thus converted into 1.0 million shares of common stock in January 2007. We granted the lending entity demand registration rights, effective six months from the October 27, 2006 date of the note, for any unregistered common shares issuable under this transaction. Upon such demand, we will have 60 days to file a registration statement and shall use our best efforts to obtain promptly the effectiveness of such registration statement. Although the lender is not a Company director or officer, by virtue of this transaction the lender became a major shareholder, which is defined as having a greater than 5% beneficial interest in our outstanding common stock.

On November 13, 2006, we issued 100,000 unregistered shares of common stock, as a finder’s fee in connection with this loan, to another individual not affiliated with the lending entity and not a director or officer of the Company, but who is a major shareholder. These shares are valued at approximately $80,000 (based on the date of the related financing) and carry piggyback registration rights.

During October and November 2005, we borrowed $450,000 from Neil Berman, a major shareholder. The remaining $300,000 commitment from this lender under this note, collateralized by previously purchased hardware and software, was received in December 2006, for total proceeds under the five-year note of $750,000.  Following Board of Director approval of the modified terms in December 2006, the note was formally modified in January 2007 to increase the principal amount to $1,500,000, adjust the remaining terms to four years, increase the interest rate to 17.75% (which the lender may request prepayment of in our common shares at $1.00 per share) and modify the note priority to unsecured and subordinated to all other debt. In addition, the new terms allow us or the lender to convert the loan balance to restricted common stock at $1.00 per share at any time. We received $100,000 of the increased note amount in December 2006 and $50,000 in January 2007.

During June 2006 we borrowed $300,000 from J&C Resources, LLC, whose President, Chairman and CEO is a member of our board of directors. The principal balance is due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares are due on maturity. Finders fees of $9,000 cash and 9,000 common shares are payable at loan maturity to Asset Factoring Ltd, a related entity. In January 2007, all fees due upon maturity were paid in cash and stock, as applicable. Following Board of Director approval of the modified terms in October 2006, the note was formally modified in January 2007 to be convertible into common shares at $1.22 per share and to bear interest at 14.67% per annum, non-compounding, which we may settle in shares at $1.22 per share. We have the option to force conversion after 18 months and interest is payable at time of conversion or repayment.

During September 2006, we borrowed $300,000 from Lewis Opportunity Fund LP, a major shareholder. Cash interest of 10% was paid in advance. The principal, plus additional interest of 90,000 common shares, is due on September 14, 2007. We may prepay all or any part of the principal after April 15, 2007 and before maturity without penalty, although we must give the lender five days notice before repayment to allow them opportunity to exercise rights of conversion. In the event of early repayment or transfer to another financing, all cash interest for the entire term of the loan will be deemed earned but the interest shares will be partially earned on the following basis - prepayment within eight months - 60,000 shares; thereafter - 90,000 shares. The note is convertible at the lender’s option at any time after April 15, 2007, to unregistered common stock at the rate of $1.00 per common share. In the event of such a conversion of the entire principal amount, all cash and interest shares for the entire term of the loan will be fully earned. We granted the lender a secondary lien on up to $300,000 of tangible equipment.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including our 1996 Stock Option Plan, individual compensation arrangements and any other compensation plans as of September 30, 2006.

	Number of	Weighted	Number of
	securities to be	average	securities remaining
	issued upon	exercise	available for future
	exercise of	price of	issuance under equity
	of outstanding	outstanding	compensation plans
	options, warrants	options,	(excluding securities
Plan category	and rights	warrants	reflected in column (a))
and rights

	(a)	(b)	(c)

1996 Stock Option Plan (1)	4,388,892	$ 1.28	2,084,349

Equity compensation plans
approved by shareholders (2)	2,431,390	$ 2.09	none

Equity compensation plans
not approved by shareholders	none	-	none

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

On December 15, 2004 a majority of our shareholders voted to approve the cancellation of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (65,216 Non-Plan options and 227,776 of which were issued under the 1996 Stock Option plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 226,325 of the options (all 65,216 of the Non-Plan options and 161,109 of which were issued under the 1996 Stock Option plan) had expired as of September 30, 2006.

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

Overview

We are an online service provider of live and on-demand media communication, including webcasting, webconferencing, digital asset management and web publishing services. Our objective is to provide these services via a fully robust, comprehensive platform technology, the Digital Media Services Platform (“DMSP”), that virtually any company, government agency or other enterprise having a need to manage rich media content will be able to utilize in an affordable and highly secure environment.

We had 64 full time employees as of December 31, 2006. Our operations are organized into two main operating groups:

•  Digital Asset Management Group
•  Webcasting Group

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

General

On October 27, 2006 we entered into a four-year promissory note in the aggregate principal amount of $1.0 million, which was funded in installments through December 2006. The note is unsecured and subordinated to all of our other liabilities. We elected to prepay all interest with the aggregate issuance of 694,495 unregistered common shares during November and December 2006. At any time after April 27, 2007 or earlier date if agreed by us, the lending entity, at its option, may begin converting the outstanding principal to our unregistered common stock at the rate of $1.00 per share through October 25, 2009, and at the rate of $2.00 per share thereafter. We agreed to the conversion of this loan to 1.0 million common shares in January 2007.

During November and December 2006 and January 2007 to date, we issued an aggregate of 4,812,982 registered common shares as a result of conversions of 8% Senior and Subordinated Convertible Debentures and Series A-10 Preferred. The debenture conversions will result in a one-time non-cash expense of approximately $1.5 million for the three months ended December 31, 2006, and an additional approximately $100,000 for the three months ended March 31, 2007, arising from the write-off of unamortized debt discount.

During December 2006 and January 2007 to date, we received approximately $3.1 million from the exercise of previously issued warrants and options, resulting in our issuance of 2,076,479 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.00 per share.

During October 2006, $450,000 of notes payable included on our September 30, 2006 balance sheet was renegotiated to include modifications to the interest rate and to the conversion rights, giving the lender the right to convert the loan at $1.00 per share, including the right to require prepaid interest in shares converted at that rate. On October 25, 2006 the Board of Directors approved a $1,050,000 increase in this loan, of which we received $400,000 in December 2006 and $50,000 in January 2007, with the balance due on or before March 31, 2007. The new note for $1,500,000, including the conversion rights at $1.00 per share, was formally executed on January 11, 2007.

During November 2006, $300,000 of notes payable included on our September 30, 2006 balance sheet was renegotiated to include modifications to the interest rate and to the conversion rights, giving the lender the right to convert the loan at $1.22 per share. On December 20, 2006 the Board of Directors approved the revised terms and a new note, including the conversion rights at $1.22 per share, was formally executed on January 4, 2007.

See Liquidity and Capital Resources.

Revenue Recognition

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

Our Digital Asset Management Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. A customer’s charges are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed. Network usage and bridging revenue based on the timing of the customer’s usage of those services. Revenue from the sale of equipment is recognized when the equipment is installed. Leases of equipment to customers are generally short-term and cancellable and therefore accounted for as operating leases and the rental revenue from leases is recognized ratably over the life of the lease.

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

Results of Operations

Our consolidated net loss for the year ended September 30, 2006 was approximately $6.5 million ($0.47 loss per share) as compared to a loss of approximately $9.6 million ($1.17 loss per share) for the prior year, a decrease in our loss of approximately $3.2 million (33%). The decreased net loss for the year ended September 30, 2006, as compared to the prior year, was primarily due to lower interest expense arising from the absence in fiscal 2006 of certain non-cash interest expense items occurring in fiscal 2005, primarily (i) a penalty related to unregistered shares from a previous financing and (ii) the write-off of unamortized discount arising from early debt repayments with the proceeds of the December 2004 8% Convertible Debenture and Series A-10 Preferred financing transactions. Interest expense was also affected by a fiscal 2006 decline, as compared to fiscal 2005, in conversions to equity of the 8% Convertible Debentures and Additional 8% Convertible Debentures and a resulting decrease in the write-off of unamortized discount. In addition, significant non-cash income for the valuation of derivative instruments in fiscal 2006 had no corresponding effect in fiscal 2005. These items were partially offset by increased operating expenses in fiscal 2006, primarily due to commencement of depreciation of the DMSP in November 2005.

Although the net loss decreased by approximately 33%, it decreased by approximately 60% on a per share basis, due to the approximately 5.4 million, or approximately 65%, increase in the weighted average number of common shares outstanding for fiscal 2006 as compared to fiscal 2005.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE
	Year Ended September 30,
	2006	2005
Revenue:

Digital asset management	25.5%	24.1%
Network usage and services	24.9	25.1
Network equipment sales and rentals	4.6	5.6
Webcasting	43.0	42.6
Travel production and distribution	2.0	2.6
Total revenue	100.0%	100.0%

Cost of revenue:

Digital asset management	9.0	7.8
Network usage and services	10.8	14.6
Network equipment sales and rentals	1.8	2.4
Webcasting and related equipment	16.3	12.3
Travel production and distribution	0.8	0.9
Total costs of revenue	38.7%	38.0%

Gross margin	61.3%	62.0%

Operating expenses:
General administrative:
Compensation	59.2	58.6
Professional fees	27.4	34.6
Other	19.1	19.4
Impairment loss on goodwill	-	4.0
Depreciation and amortization	25.2	14.1
Total operating expenses	130.9%	130.7%

Loss from operations	(69.6)%	(68.7)%

Other income (expense):
Interest income	0.1	0.1
Interest expense	(25.3)	(49.2)
Income from derivative instruments	15.5	-
Other income (expense), net	2.5	(0.3)
Total other expense, net	(7.2)%	(49.4)%

Net loss	(76.8)%	(118.1)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the year ended September 30,		Increase (Decrease)
	2006	2005	Amount	Percent

Total revenue	$8,419,451	$8,156,394	$263,057	3.2%
Total costs of revenue	3,256,094	3,102,860	153,234	4.9%
Gross margin	5,163,357	5,053,534	109,823	2.2%

General and administrative expenses	8,899,195	9,178,309	(279,114)	(3.0)%
Impairment loss on goodwill	-	330,000	(330,000)	(100.0)%
Depreciation and amortization	2,121,161	1,152,633	968,528	84.0%
Total operating expenses	11,020,356	10,660,942	359,414	3.4%

Loss from operations	(5,856,999)	(5,607,408)	249,591	4.5%

Other expense	(609,214)	(4,030,480)	(3,421,266)	(84.9)%

Net loss	$(6,466,213)	$(9,637,888)	$(3,171,675)	(32.9)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $8.4 million for the year ended September 30, 2006, an increase of approximately $263,000 (3%) from the comparable prior year period. This reflected increased revenues of both the Digital Asset Management Group and the Webcasting Group.

Digital Asset Management Group revenues were approximately $4.6 million for fiscal 2006, an increase of approximately $154,000 (3%) from the prior year. This increase was primarily due to revenues during that period of approximately $641,000 from Discovery Education, a subsidiary of Discovery Communications, Inc., a leading global media company, which selected us in May 2006 to process titles, chapters and segments of existing educational content for their new COSMEO online service. We received a $360,000 non-refundable initial payment in connection with this contract, of which $225,000 was included in the $641,000 revenue recognized through September 30, 2006. The remaining $135,000 of the initial payment will be recognized as revenue during the first quarter of fiscal 2007, in addition to separate charges for deliveries during that period.

In order to accomodate increases in our digital asset management business volume from this and other new customers, we have made significant encoding system hardware and software upgrades and increased our San Francisco facility, on a month-to-month lease basis, by approximately 2,400 square feet. Although the Discovery contract resulted in a significant increase to our revenues during the fourth quarter of fiscal 2006, and to a lesser extent during the first quarter of fiscal 2007, we are unable to determine what, if any, impact this contract will have on our revenues after that period.

This revenue increase from Discovery and other new customers was partially offset by decreased revenues from network equipment sales and rentals, which were approximately $384,000 for fiscal 2006, a decrease of approximately $74,000 (16%) from the prior year. We have reduced our sales focus on this lower margin area and are currently evaluating our future involvement in this activity, as part of the reorganization of our sales function discussed below.

As a result of the marketing of the DMSP and related products, we expect the fiscal 2007 revenues of the Digital Asset Management Group, including network usage and services revenues, to exceed the corresponding prior year amounts, although such increases cannot be assured. In December 2006, we signed both teaming and services agreements with Five Across, Inc., a leading provider of social networking and online community platforms. The agreements call for the integration of certain DMSP services with the Five Across Connect social networking platform. This strategic partnership should allow Onstream Media and Five Across to deploy the enabling technologies to create social networks based on any topic with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms. In addition, we have announced that new Web 2.0 features, automation upgrades including "one click" publishing capabilities and enhanced video search capabilities will be available on our DMSP by March 2007.

Webcasting Group revenues were approximately $3.8 million for fiscal 2006, an increase of approximately $109,000 (3%) from the prior year. Although sales to a single large customer began to decline during fiscal 2006, as compared to fiscal 2005, this decline was offset by an increase in audio-only webcast sales made to another single customer, increased webcast production sales and a continuation of the past growth in our sales of higher priced video webcasts. Although the number of webcasts produced decreased to approximately 4,500 webcasts for the year ended September 30, 2006 compared to approximately 4,800 webcasts for the prior year, the average revenue per webcast event increased to approximately $792 for fiscal 2006 compared to approximately $701 for fiscal 2005.

We expect the fiscal 2007 revenues of the Webcasting Group to exceed the corresponding prior year amounts, although such increase cannot be assured. This is due to our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are continuously upgrading our webcasting software and hardware infrastructure, allowing us to introduce new features to the market on an ongoing basis. We have recently completed the latest set of feature enhancements to our proprietary Webcasting platform, including a webinar service providing the means to hold a virtual seminar on-line in real time, and are now developing several additional upgrades including a Flash based player, embedded Flash video and animations, rapid CD-ROM creation, storage and search of webcasts in the DMSP and both audio and video editing capabilities. Finally, after initial beta-testing, we recently deployed an initial version of Quickcast to a limited customer base. This new product enables users to self-deploy PowerPoint presentations online, equipped with uploading, viewing, storage, and customization features. Quickcast provides the means for clients to inexpensively mass market messages, products and services. After beta-testing is complete and a second version is released, expected by March 2007, we will begin a mass marketing campaign, and we anticipate Quickcast to begin generating meaningful revenues thereafter.

Consolidated gross margin was approximately $5.2 million for the year ended September 30, 2006, an increase of approximately $110,000 (2%) from the prior year. The increase is primarily due to an approximately $330,000 increase in gross margin from network usage and services in fiscal 2006 as compared to fiscal 2005, arising primarily from the renegotiation of EDNet’s long distance telephone rate agreement with a national telecommunications company resulting in approximately 40% lower rates, which were effective starting January 15, 2006. This increase in the gross margin from network usage and services was partially offset by an decrease in webcasting gross margin of approximately $213,000 in fiscal 2006 versus fiscal 2005. This decrease in webcasting gross margin was primarily due to (i) an increase in the number of webcast events requiring us to incur incremental production costs to augment our existing infrastructure - such costs are rebilled to our customers at lower margins than we experience on the standard service portion of our business and (ii) an increase in our fixed costs in anticipation of supporting higher sales levels.

Based on our sales expectations discussed above, we expect gross margin to exceed the corresponding prior year amounts for fiscal year 2007, although such increase cannot be assured.

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

Operating Expenses

Consolidated operating expenses were approximately $11.0 million for the year ended September 30, 2006, an increase of approximately $359,000 (3%) over the prior year, primarily from increased depreciation expenses, partially offset by reduced expenses for professional fees and impairment loss on goodwill.

Depreciation and amortization increased approximately $969,000 (84%) for fiscal 2006 versus fiscal 2005, primarily due to the commencement of depreciation of the DMSP, a limited version of which was placed in service in November 2005. We have incurred approximately $1.5 million for capital expenditures during fiscal 2006 and the complete version of the DMSP was placed in service during October 2007. As a result, we expect increases in depreciation expense for fiscal year 2007 as compared to the corresponding prior year amounts.

Professional fees expense for fiscal 2006 decreased approximately $514,000 (18%) versus fiscal 2005. This was primarily due to a decrease in expenses for marketing and financial consulting services, including amounts paid under certain executive severance agreements during the prior year period, primarily paid for by the issuance of our common stock and options to buy our common stock. This decrease was partially offset by marketing expenses from new direct sales and other programs not in place during the prior year. We have entered into several consulting contracts that have resulted or will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after September 30, 2006, these contracts will result in future professional fee expenses of approximately $2.0 million recognized during the next twelve months, although the ultimate expense will be dependent on our valuation of those shares and options at the time they are issued. Based on this, as well as expected increased expenditures associated with Sarbanes-Oxley compliance and marketing programs, we expect increases in professional fees expense for fiscal year 2007 as compared to the corresponding prior year amounts.

We recognized no impairment losses on goodwill during fiscal 2006, versus an impairment loss on goodwill of $330,000 for fiscal 2005, to adjust the carrying value of the intangible assets arising from the 2001 acquisition of EDNet to fair value. Primarily as a result of the increase in EDNet’s gross margin for fiscal 2006 as compared to fiscal 2005, the valuation assigned to EDNet’s goodwill was sufficient so that no write-down was considered necessary in fiscal 2006. We also evaluated the September 30, 2006 and 2005 carrying values of the intangible assets arising from the 2002 acquisition of MOD, as well as the December 31, 2005 carrying values of the intangible assets arising from the Onstream Merger, and determined that no adjustment was necessary. We were assisted by an independent third party appraiser in performing all valuations in accordance with SFAS 142, which were based on an evaluation of projected cash flows from the relevant operations as well as market values of independent comparable companies.

Other Expense

Other expense decreased to approximately $609,000 for the year ended September 30, 2006, versus approximately $4.0 million for the previous year, a decrease of approximately $3,421,000 (85%). This decrease is primarily due to a decrease in interest expense of approximately $1.9 million, an increase in other income of approximately $240,000 and non-cash income of approximately $1.3 million for the valuation of derivative instruments in fiscal 2006 period having no corresponding effect in fiscal 2005.

The decrease in interest expense for fiscal 2006, versus the prior year, is primarily due to higher non-cash interest expense in that prior year period - approximately $944,000 for a non-cash penalty (payable in common shares) we incurred as a result of a delay in registering shares issued in a previous financing and approximately $494,000 from the write-off of unamortized discount due to early debt repayments. In addition, interest expense was higher in fiscal 2005 as a result of more conversions of the 8% Convertible Debentures and Additional 8% Convertible Debentures to equity - $2,705,000 in fiscal 2005 versus only $820,000 in fiscal 2006 - and the resulting higher write-off of unamortized discount in fiscal 2005 versus fiscal 2006.

As a result of the sale of 8% Convertible Debentures in December 2004, the sale of the Additional 8% Convertible Debentures in February and April 2005, and the sale of the 8% Subordinated Convertible Debentures in March 2006, and after giving effect to conversions through September 30, 2006, approximately $2.3 million of unamortized debt discount remains on our September 30, 2006 balance sheet. In the event of redemption or conversion of the remaining outstanding balance of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. Accordingly, conversions of approximately $3.8 million occurring after September 30, 2006 will result in the write-off to expense of approximately $1.5 million unamortized debt discount during the three months ending December 31, 2006 and another approximately $100,000 during the three months ending March 31, 2007.

The above debenture conversions, as well as significant warrant exercises occurring after September 30, 2006 have reduced the pool of derivatives that we are required to adjust to market value each quarter in accordance with EITF 00-19. However, the valuation of our derivative instruments is affected by several factors, one of the most significant being the underlying market price of our common shares. In general, an increase in that underlying market price will result in an increased valuation of the liability associated with that derivative instrument, which will in turn increase the non-cash expense. Conversely, a decrease in that underlying market price will generally result in a decreased valuation of the liability associated with that derivative instrument, which will in turn reduce the non-cash expense or result in non-cash income. The valuation is also affected by the calculated volatility of our common shares, with increases in volatility generally increasing warrant values, as determined under the Black-Scholes model. The market price of the Company’s shares increased from $0.64 per share at September 30, 2006 to $2.88 per share at January 10, 2007.

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

Liquidity and Capital Resources

Although our fiscal 2006 financial statements reflect a net loss of approximately $6.5 million, cash used in operations of approximately $1.5 million and a working capital deficit at September 30, 2006 of approximately $3.8 million, as a result of significant cash we have received from debt and equity transactions since that date, we believe that we have sufficient capital resources to fund our continued operations for at least the remainder of fiscal 2007. Our cash balance was approximately $2.7 million as of January 10, 2007, resulting primarily from the following transactions occurring after September 30, 2006:

On October 27, 2006 we entered into a four-year promissory note in the aggregate principal amount of $1.0 million, which was funded in installments through December 2006. The note is unsecured and subordinated to all of our other liabilities. At any time after April 27, 2007 or earlier date if agreed to by us, the lending entity, at its option, may begin converting the outstanding principal to our unregistered common stock at the rate of $1.00 per share through October 25, 2009, and at the rate of $2.00 per share thereafter. We agreed to the conversion of this loan to 1.0 million common shares on January 10, 2007.

During December 2006 and January 2007 to date, we received approximately $3.1 million from the exercise of previously issued warrants and options, resulting in our issuance of 2,076,479 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.00 per share.

During December 2006, we received the final $300,000 as the final funding installment due under a total $750,000 five-year convertible loan. Pursuant to a renegotiation of this loan, discussed in more detail below and which included the commitment of the lender to advance another $750,000, we received another $100,000 in December and $50,000 in January.

The working capital deficit of approximately $3.8 million at September 30, 2006 includes (i) a liability of approximately $1.1 million related to detachable warrants and embedded conversion features that we do not currently anticipate paying and may never be paid, although there is no assurance of this, (ii) a liability of $726,478 related to the current portion of the 8% Convertible Debentures, which as a result of significant conversions to equity occurring after September 30, 2006, has been reduced to approximately $183,000, and furthermore would be payable in equity if the company’s current common share price were to be sustained, and (iii) a liability for the current portion of notes payable which includes $300,000 that was subsequently renegotiated to be convertible into equity at $1.22 per share at our option and another $271,315 that is convertible into equity at $1.00 per share, and that we believe is probable to be converted. The working capital deficit also includes approximately $398,000 of prepaid expenses, primarily consulting fees paid with equity, which will be expensed in future periods over the remaining lives of the applicable consulting agreements.

During March 2006, we sold subordinated secured convertible notes (“8% Subordinated Convertible Debentures”), including common stock purchase warrants, for aggregate gross proceeds of $2.3 million (which included $375,000 applied from previously existing Company indebtedness). The proceeds were used as follows: approximately $695,000 to repay previous borrowings and interest, approximately $815,000 for operating payables and short-term bridge financing used to pay similar expenses, approximately $440,000 for past and future capital expenditures and approximately $200,000 for financing fees and expenses, with the balance allocated for marketing expenses and working capital.

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

During October and November 2005, we borrowed $450,000 from Neil Berman, a major shareholder. The remaining $300,000 commitment from this lender under this note, collateralized by previously purchased hardware and software, was received in December 2006, for total proceeds under the five-year note of $750,000.  Following Board of Director approval of the modified terms in December 2006, the note was formally modified in January 2007 to increase the principal amount to $1,500,000, increase the interest rate to 17.75% (which the lender may request prepayment of in our common shares at $1.00 per share) and modify the note priority to unsecured and subordinated to all other debt. In addition, the new terms allow us or the lender to convert the loan balance to restricted common stock at $1.00 per share at any time. We received $100,000 of the increased note amount in December 2006 and $50,000 in January 2007.

During June 2006 we borrowed $300,000 from J&C Resources, LLC, whose President, Chairman and CEO is a member of our board of directors. The principal balance is due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares are due on maturity. Finders fees of $9,000 cash and 9,000 common shares are payable at loan maturity to Asset Factoring Ltd, a related entity. In January 2007, all fees due upon maturity were paid in cash and stock, as applicable. Following Board of Director approval of the modified terms in October 2006, the note was formally modified in January 2007 to be convertible into common shares at $1.22 per share and to bear interest at 14.67% per annum, non-compounding, which we may settle in shares at $1.22 per share. We have the option to force conversion after 18 months and interest is payable at time of conversion or repayment.

During August 2006 we borrowed $350,000 from Platinum Credit Group, LLC, secured by a secondary lien on up to $350,000 of our tangible equipment. In addition, we dedicated certain receivables proceeds to pay $100,000 principal installments, which were paid when due on November 15 and December 15, 2006 as well as the $150,000 principal balance paid when due on January 12, 2007. At the time of the borrowing, we paid related fees totaling $50,000 in cash and prepaid interest in the form of 80,000 shares of ONSM common stock. We are subject to a penalty of 20,000 shares per month while any portion of the principal is past due.

During September 2006, we borrowed $300,000 from Lewis Opportunity Fund LP, a major shareholder. Cash interest of 10% was paid in advance. The principal, plus additional interest of 90,000 common shares, is due on September 14, 2007. We may prepay all or any part of the principal after April 15, 2007 and before maturity without penalty, although we must give the lender five days notice before repayment to allow them opportunity to exercise rights of conversion. In the event of early repayment or transfer to another financing, all cash interest for the entire term of the loan will be deemed earned but the interest shares will be partially earned on the following basis - prepayment within eight months - 60,000 shares; thereafter - 90,000 shares. The note is convertible at the lender’s option at any time after April 15, 2007, to unregistered common stock at the rate of $1.00 per common share. In the event of such a conversion of the entire principal amount, all cash and interest shares for the entire term of the loan will be fully earned. We granted the lender a secondary lien on up to $300,000 of tangible equipment.

The terms of the 8% Convertible Debentures that were issued in December 2004, February 2005 and April 2005 provide that any remaining unconverted amounts as of a certain date will be repaid in nine equal quarterly installments. The repayment of the $3.0 million of 8% Convertible Debentures (including the AIR) that were unconverted as of September 30, 2006 would require nine equal quarterly installments of $333,333. Although the note documents indicate that these quarterly payments start on September 30, 2006, this would result in the ninth payment being on September 30, 2008, which is 2.5 months earlier than the stated note maturity date. Therefore we believe that the intent of the documents was for these quarterly payments to start in December 2006 and end with the ninth payment in December 2008, the stated maturity date. The initial quarterly payment due in December 2006 was satisfied by the Company’s issuance of shares, which will be reported as conversions of debt to equity and accounted for accordingly. The September 30, 2006 financial statements reflect a current liability of $726,478, which is equal to four of those quarterly payments, net of the related discount. However, as a result of significant conversions occurring after September 30, 2006, the amount of the next four quarterly installments, net of discount, has been reduced to approximately $183,000.

We received a letter from NASDAQ dated August 2, 2006 indicating that we had 180 calendar days, or until January 29, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with that rule was as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures contain penalty and acceleration clauses in the event our common stock is not traded on NASDAQ or a similar national exchange. We received a letter from NASDAQ dated December 4, 2006, stating that we had regained compliance with NASDAQ Marketplace Rule 4310(c)(4) as of that date, by having met the $1.00 per share or greater minimum closing bid price requirement for a minimum of 10 consecutive business days. The closing ONSM share price was $2.88 per share on January 10, 2007.

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $77.9 million at September 30, 2006. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As part of expanded marketing and financial management programs, neither of which is guaranteed to be successful, we have entered into several consulting contracts that will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after September 30, 2006, these contracts will result in future cash payments of approximately $35,000 over the next twelve months, not including amounts payable with common shares and options. We also expect increases in our operating expenses during the next year arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful and we may be able to defer these expenses based on the status of regulatory changes in this area. We also anticipate additional operating expenses in fiscal year 2007 related to the continuation of our marketing program expansion that began in fiscal years 2005 and 2006, although we cannot guarantee that this expansion will be implemented or that our marketing efforts will be successful.

In order to accomodate recent increases in our digital asset management business volume from Discovery and other new customers, we have made significant encoding system hardware and software upgrades and increased our San Francisco facility by approximately 2,400 square feet. We have spent $3.6 million for capital expenditures during the two years ended September 30, 2006, including approximately $370,000 in accounts payable at that date and approximately $400,000 for capital expenditures incurred by Acquired Onstream but paid for by us after the Onstream Merger. Projected capital expenditures for the next twelve months total approximately $900,000, which includes ongoing upgrades to the DMSP as well as the webcasting and encoding system software and hardware infrastructure. We have recently hired several professionals that were previously employed with SAIC, including a new Chief Technology Officer, and accordingly expect a certain percentage of our future development costs to be capitalized employee salaries and benefits, which are included in the anticipated capital expenditure amounts noted above.

Prior to August 5, 2005, we owned preferred shares of Curaspan, Inc. with an original cost of approximately $108,000, which was fully reserved since 2002 as a result of Curaspan’s continuing operating losses and negative financial condition. However, on August 5, 2005 we sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable over 2 years at 6% interest. The note is collateralized by Curaspan’s assets, subordinate to a lending bank’s interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to us in the event of Curaspan’s uncured default under the note. All scheduled payments have been made through January 10, 2007.

As noted above, during December 2006 and through January 10, 2007, we received approximately $3.1 million from the exercise of previously issued warrants and options. As of January 11, 2007, there were still approximately 6.8 million registered options and warrants outstanding to purchase ONSM shares with exercise prices of $1.65 or less and an average exercise price of approximately $1.50 per share. The closing ONSM share price was $2.88 per share on January 10, 2007.

Other than working capital which may become available to us through the fulfillment of the outstanding Berman note financing commitment or through the payments on the Curaspan note, as discussed above, and/or the exercise of outstanding options and warrants, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that the outstanding note financing commitment will be fulfilled, that we will collect any further payments due from Curaspan under the note, that any options or warrants will be exercised, or that we will increase our revenues to a level sufficient to provide positive cash flow.

We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease. We recently completed the DMSP and placed a limited version of it in initial service with third-party customers in November 2005, but there have been limited sales to date and we cannot assure what the future sales activity will be. As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used in operating activities was approximately $1.5 million for the year ended September 30, 2006, as compared to approximately $1.9 million for the prior year. The $1.5 million reflects our net loss of approximately $6.5 million, reduced by approximately $4.2 million of non-cash expenses included in that loss and approximately $750,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the year ended September 30, 2006 is primarily due to an approximately $920,000 increase in accounts payable. This compares to a net decrease in non-cash working capital items of approximately $459,000 for the prior year. The primary non-cash expenses included in our loss for the year ended September 30, 2006 were approximately $2.1 million of depreciation and amortization, approximately $1.4 million of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $1.4 million of amortization of deferred professional fee expenses paid for by issuing stock and options and approximately $523,000 of interest expense paid in common shares, offset by approximately $1.3 million non-cash income from the valuation of derivative instruments. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $1.1 million for the year ended September 30, 2006 as compared to approximately $3.8 million for the prior year. Current period investing activities were primarily acquisition of property and equipment, primarily related to the DMSP, while the prior year investing activities related to approximately $1.5 million for advances to Acquired Onstream, primarily payments (i) to Virage for principal and interest due on a promissory note of Acquired Onstream and guaranteed by the Company and (ii) to certain selling management of Acquired Onstream for accrued salaries and related employer taxes, as well as cash payments associated with the Onstream Merger of approximately $664,000, including subsequent payment of accounts payable assumed at the time of the Onstream Merger and approximately $1.7 million to acquire property and equipment, including amounts paid toward the ultimate completion of the DMSP and equipment used to support those operations.

Cash provided by financing activities was approximately $2.9 million for the year ended September 30, 2006 as compared to approximately $5.7 million for the prior year. Current period financing activities primarily related to approximately $1.8 million from the 8% Subordinated Convertible Debentures as well as $1.1 million from short-term equipment and other financing, net of repayments, while the prior year financing activities were primarily proceeds from the 8% Convertible Debentures and Series A-10 Preferred financing transactions as well as the repayment, primarily from those proceeds, of all other outstanding debt and preferred shares.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and our significant accounting policies are described in Note 1 to those statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described as follows.

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $9.9 million at September 30, 2006, representing approximately 58% of our total assets and 118% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2006 includes approximately $3.2 million (net of depreciation) related to the DMSP.

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

We have estimated the fair value of warrants issued in conjunction with the 8% Subordinated Convertible Debentures, the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of the financing. The unamortized portion of these discounts as of September 30, 2006 is approximately $3.7 million.

These non-cash amounts will be amortized as dividends and as interest expense over the balance of the four-year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. Accordingly, debenture conversions of approximately $3.8 million occurring after September 30, 2006 will result in the write-off to expense of approximately $1.5 million unamortized debt discount during the three months ending December 31, 2006 and another approximately $100,000 during the three months ending March 31, 2007.

ITEM 7.   FINANCIAL STATEMENTS

Our financial statements are contained in pages F-1 through F-48, which appear at the end of this annual report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name		Age	Position

Randy S. Selman		50	Chairman of the Board, President and Chief Executive Officer
Clifford Friedland		55	Vice Chairman of the Board, Senior Vice President Business Development
Alan M. Saperstein		47	Director, Chief Operating Officer and Treasurer
David Glassman		55	Senior Vice President and Chief Marketing Officer
Robert E. Tomlinson		49	Senior Vice President and Chief Financial Officer
Benjamin Swirsky	(1)(2)(3)(4)	65	Director
Robert J. Wussler	(1)(2)(3)(4)	70	Director
Charles C. Johnston	(1) (3)	71	Director
Carl L. Silva	(1)(2)(3)(4)	43	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Governance and Nominating Committee.
(4)	Member of the Finance Committee.

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

Clifford Friedland. Mr. Friedland was appointed as a member of our board of directors in December 2004. From June 2001 until the closing of the Onstream Merger in December 2004 he had served as Chairman, CEO and co-founder of privately held Onstream Media Corporation. Mr. Friedland was Vice President of Business Development and co-founder of TelePlace, Inc., a developer and owner of internet data centers and central offices from December 1999 to May 2001. Mr. Friedland was co-founder, Chairman and co-CEO of Long Distance International, Inc., one of the first competitive European telephone operators from May 1993 to December 1999. Mr. Friedland was President of Clifford Friedland Inc., a technology consulting firm, from January 1991 to April 1993. Mr. Friedland was a Director and co-founder of Action Pay-Per-View, a pay per view cable channel from January 1988 to December 1990. Mr. Friedland was President and co-founder of Long Distance America, one of the first competitive long distance operators after the breakup of AT&T from June 1984 to December 1987. Mr. Friedland was Vice President and co-founder of United States Satellite Systems, Inc., an FCC licensed builder and operator of geosynchronous communications satellites from April 1981 until December 1983. Mr. Friedland was Director and co-founder of United Satellite Communications, Inc., the world’s first direct-to-home satellite network from April 1981 until May 1984. Mr. Friedland received a B.B.A. cum laude, from City University of New York.

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

Robert E. Tomlinson. On December 15, 2004 Mr. Tomlinson was appointed our Chief Financial Officer. Mr. Tomlinson joined us as Vice President-Finance in September 2004. Mr. Tomlinson started his financial and accounting career in 1977 with the international accounting firm of Price Waterhouse. In 1982 he left that firm to join Embraer, an international aircraft manufacturing and support firm, at their U.S. subsidiary in Fort Lauderdale, Florida, where he managed all financial functions and eventually was named Senior Vice President-Finance and a member of the U.S. firm’s Board of Directors. Mr. Tomlinson left Embraer in 1994 and joined staffing and human resource firm OutSource International, serving as its Chief Financial Officer and helping to take the company public in 1997. Mr. Tomlinson's areas of responsibility at OutSource International included corporate accounting, treasury and risk management. From when he left OutSource International in February 2000 until 2002 he worked as an independent certified public accountant, focusing on accounting and tax services to corporations. From 2002 until joining us, Mr. Tomlinson served as CFO for Total Travel and Tickets, a Fort Lauderdale based ticket broker. Mr. Tomlinson has held an active Certified Public Accountant license since 1978.

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

Charles C. Johnston. Mr. Johnston has been a member of our board of directors since April 2003 and serves on our Compensation, Governance and Nominating Committees. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company, since July 1993. Mr. Johnston has also served as Chairman of Inshore Technologies, a private company, since 1994 and J&C Resources, a private company, since 1987. Mr. Johnston is a member of the board of directors of AuthentiDate Holding Company (Nasdaq National Market: ADAT), Internet Commerce Corporation (Nasdaq National Market: ICCA) and McData Corporation (Nasdaq National Market: MCDT). Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute and earned his B.S. degree from WPI in 1957.

Carl Silva. Mr. Silva, who was appointed as a member of our Board of Directors in July 2006, serves on our Audit, Compensation, Governance and Nominating and Finance Committees. Mr. Silva has over 20 years of experience in the telecommunications and high tech industry, and he has held a variety of positions in business development, sales, marketing, software engineering, and systems engineering during this time. In May 2003, Mr. Silva started Anza Borrego Partners (ABP) as a management consulting firm designed to support entrepreneurs in the growth of their businesses. Mr. Silva is currently president and CEO or Cognigen Business Systems, Inc., a joint venture of ABP and Cognigen Networks, Inc. (NASDAQ: CNGW). Mr. Silva was Senior Vice-President for SAIC’s Converged Network Professional services organization from July 1998 to May 2003. From September 1994 to June 1998, he was with Telcordia Technologies (formerly Bell Communications Research, or Bellcore), where he implemented the first VoIP softswitch in the cable industry.

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

From time to time we issue the members of our board of directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2006 members of our board of directors held outstanding options to purchase an aggregate of 3,871,814 shares of our common stock at prices ranging from $0.71 to $22.50 per share. On December 15, 2004 a majority of our shareholders voted to approve the cancellation (subject to the option holder’s approval) of 53,334 of these stock option grants, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue.

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
1,200,000

(1)
Excludes non-Plan options to purchase 400,000 shares of our common stock with an exercise price of $2.50 per share (above fair market value on the date of issuance) that were issued as additional compensation under the new employment agreements each of Messrs. Selman and Saperstein executed following the closing of the Onstream Merger.

In December 2004, we issued immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance) granted to General Ronald W. Yates upon his initial appointment to our board of directors. General Yates resigned his director position in July 2006.

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
1,300,000

In July 2006 we issued immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $0.88 per share (fair market value on the date of issuance) granted to Mr. Carl L. Silva upon his initial appointment to our board of directors.

In September 2006 we issued immediately exercisable five-year Plan options to purchase 450,000 shares of our common stock with an exercise price of $0.71 per share (above fair market value on the date of issuance), allocated as follows:

Name	No. of Shares

Randy S. Selman	100,000
Alan M. Saperstein	100,000
Clifford Friedland	100,000
Benjamin Swirsky	50,000
Robert J. Wussler	50,000
Charles C. Johnston	50,000
450,000

Audit Committee

The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a charter for the Audit Committee. Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Audit Charter at least once every three years, we have included a copy of the Audit Charter as Appendix C to our proxy statement for our 2004 Annual Meeting filed with the SEC on November 14, 2004.

The Audit Committee is presently composed of Messrs. Swirsky, Wussler and Silva. Mr. Swirsky is Chairman of the Audit Committee. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of The Nasdaq Stock Market, Inc., and each of Messrs. Swirsky and Wussler is an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met (in-person and/or by telephone conference) seven (7) times in fiscal 2006.

Compensation Committee

The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the board of directors. In addition, the Compensation Committee administers our 1996 Stock Option Plan and determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions of which they are granted, amends compensation plans within the scope of the Compensation Committee's authority and recommends plans and plan amendments to the board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Compensation Committee consists of Messrs. Swirsky, Wussler, Johnston and Silva. The Compensation Committee met in fiscal 2006 in conjunction with meetings of the full Board of Directors.

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

Messrs. Swirsky, Wussler, and Silva are the members of the Finance Committee. The Finance Committee met in fiscal 2006 in conjunction with meetings of the full Board of Directors.

Governance and Nominating Committee

While we have not adopted a formal charter for the Governance and Nominating Committee, in June 2003 our Board of Directors adopted Corporate Governance and Nominating Committee Principles. A copy of our Corporate Governance and Nominating Committee Principles is attached as Exhibit C to the proxy statement for our 2005 Annual Meeting.

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

Messrs. Swirsky, Wussler, Johnston and Silva are members of the Governance and Nominating Committee, and are "independent", as independence for nominating committee members is defined within the Nasdaq Marketplace Rules. The Governance and Nominating Committee met during fiscal 2006 in conjunction with meetings of the full Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2006, other than indicated below.

Carl Silva, one of our directors, has not filed a Form 3 on a timely basis related to his initial holdings in Onstream Media Corporation as a result of the Onstream Merger (14,810 warrants) nor has he filed a Form 3 or Form 4 on a timely basis related to 50,000 options granted to him by us on July 27, 2006. Mr. Silva has represented to us that he will file these forms as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 salary and bonus (excluding severance) during the most recent fiscal year (collectively, the “Named Executive Officers”):

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name, Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other comp ($)

Randy S. Selman -	2006	$ 191,541	-0-	$ 48,242 (1)	-0-	100,000	-0-	-0-
President, Chief	2005	$ 175,536	-0-	$ 47,441 (2)	-0-	1,300,000	-0-	-0-
Executive Officer	2004	$ 166,350	-0-	$ 34,945 (3)	-0-	-0-	-0-	-0-
and Director

Alan Saperstein -	2006	$ 177,552	-0-	$ 54,230 (4)	-0-	100,000	-0-	-0-
Chief Operating	2005	$ 165,000	-0-	$ 53,048 (5)	-0-	1,300,000	-0-	-0-
Officer, Treasurer	2004	$ 165,050	-0-	$ 40,942 (6)	-0-	-0-	-0-	-0-
and Director

Cliff Friedland -	2006	$ 175,400	-0-	$ 57,278 (7)	-0-	100,000	-0-	-0-
Senior VP Busi-	2005	$ 124,003	-0-	$ 44,109 (8)	-0-	-0-	-0-	-0-
ness Development	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Director

David Glassman -	2006	$ 175,400	-0-	$ 45,749 (9)	-0-	100,000	-0-	-0-
Senior VP	2005	$ 124,003	-0-	$35,881 (10)	-0-	-0-	-0-	-0-
Marketing	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Tomlinson-	2006	$ 161,411	-0-	$48,977 (11)	-0-	100,000	-0-	-0-
Chief Financial	2005	$ 150,000	-0-	$43,234 (12)	-0-	250,000	-0-	-0-
Officer	2004	$ 7,981	-0-	$ 375 (13)	-0-	-0-	-0-	-0-

(1)	Includes $13,242 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.
(2)	Includes $12,441 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.
(3)	Includes $9,295 for medical insurance; $12,000 automobile allowance and $13,650 deferred compensation.
(4)	Includes $19,230 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.
(5)	Includes $18,048 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.
(6)	Includes $13,942 for medical insurance; $12,000 automobile allowance and $15,000 deferred compensation.
(7)
Includes $19,222 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $21,056 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Friedland during fiscal 2006 related to compensation accrued prior to the Onstream Merger.

(8)
Includes $13,841 for medical and other insurance; $9,129 automobile allowance; $5,000 dues allowance and $16,139 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Friedland during fiscal 2005 related to compensation accrued prior to the Onstream Merger.

(9)	Includes $7,693 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $21,056 deferred compensation and 401(k) match.
(10)
Includes $5,613 for medical and other insurance; $9,129 automobile allowance; $5,000 dues allowance and $16,139 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Glassman during fiscal 2005 related to compensation accrued prior to the Onstream Merger.

(11)	Includes $19,164 for medical and other insurance; $9,000 automobile allowance and $20,813 deferred compensation and 401(k) match.
(12)	Includes $17,734 for medical and other insurance; $9,000 automobile allowance and $16,500 deferred compensation and 401(k) match.
(13)	Includes $375 automobile allowance.

Employment Agreements

Effective December 27, 2004 we entered into four-year employment agreements with Messrs. Randy Selman (President and CEO) and Alan Saperstein (COO and Treasurer). The contracts provide a base salary of $178,000, with 10% annual increases, for Mr. Selman and a base salary of $165,000, with 10% annual increases, for Mr. Saperstein. As additional compensation, each of Messrs. Selman and Saperstein are entitled to receive a bonus for each fiscal year during the term of the executive's employment by us in an amount equal to 1% of our earnings before income tax, depreciation and amortization (EBITDA) in excess of the EBITDA for the previous fiscal year. The base year for the bonus was fiscal 2003. The bonus is payable within 30 days of the determination of the amount of the bonus; provided that at the executive's sole discretion he may elect to take his bonus in cash or in shares of our restricted common stock. The shares of our common stock issued as a bonus will be valued at 75% of the average closing price of our common stock for the five trading days immediately prior to the determination of the bonus. No such bonus had been earned or accrued as of September 30, 2005 or September 30, 2006.

In addition, each executive receives an auto allowance of $1,000 per month, a “deferred compensation” payment of $1,500 per month and an annual $5,000 allowance for the reimbursement of dues. Upon a subsequent change of control or termination without cause, we would be obligated to pay Messrs. Selman and Saperstein their base salaries for a three year period, which can be dispersed in a lump sum or over the standard term, at the option of the executive, plus full benefits for a period of two years from the date of termination. In addition, if the five day average closing price of the common stock is greater than or equal to $2.50 per share on the date of termination, all options previously granted will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all taxes for the executive. If the five-day average closing price of the common stock is less than $2.50 per share on the date of termination, the options will remain exercisable under the original term.

Effective December 27, 2004 we also entered into four-year employment agreements with Messrs. Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing). The agreements provide a base salary of $163,000, with 10% annual increases. As additional compensation, each of Messrs. Friedland and Glassman are entitled to receive a bonus for each fiscal year during the term of the executive's employment by us in an amount equal to 1% of our earnings before income tax, depreciation and amortization (EBITDA) in excess of the EBITDA for the previous fiscal year. The base year for the bonus was fiscal 2003. The bonus is payable within 30 days of the determination of the amount of the bonus; provided that at the executive's sole discretion he may elect to take his bonus in cash or in shares of our restricted common stock. The shares of our common stock issued as a bonus will be valued at 75% of the average closing price of our common stock for the five trading days immediately prior to the determination of the bonus. No such bonus had been earned or accrued as of September 30, 2005 or September 30, 2006.

In addition, each executive receives an auto allowance of $1,000 per month, a “deferred compensation” payment of $1,500 per month and an annual $5,000 allowance for the reimbursement of dues. Upon a change of control or termination without cause, we would be obligated to pay Messrs. Glassman and Friedland their base salaries for a three year period, which can be dispersed in a lump sum or over the standard term, at the option of the executive, plus full benefits for a period of two years from the date of termination.

Effective March 8, 2005 we entered into an Executive Employment Agreement with Robert E. Tomlinson (Chief Financial Officer). The term of the agreement is for three years, with automatic successive one-year renewals unless both parties agree to modify the terms of the agreement or one or both parties exercise their respective rights of termination under the agreement. The agreement provides a base salary of $150,000 per year, with annual incremental increases of 10% per year beginning on December 27, 2005. In addition, he receives an auto allowance of $750 per month and a “deferred compensation” payment of $1,500 per month. He is entitled to a performance bonus equal to 1% of our earnings before income tax, depreciation and amortization (EBITDA) in excess of the EBITDA for the previous fiscal year. At his sole discretion this bonus, if earned, is payable in cash or shares of Onstream Media's common stock which would be valued at 75% of average closing price for the five prior trading days immediately prior to the determination of such bonus; his ability to receive shares of common stock, however, is subject to shareholder approval. No such bonus had been earned or accrued as of September 30, 2005 or September 30, 2006. In the event of a change of control of the company as described in the agreement all unvested options will immediately vest. In the event Mr. Tomlinson is terminated for cause or he voluntary resigns, all unvested options will automatically terminate.

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

Stock Option Information

The following table sets forth certain information with respect to stock options granted in fiscal 2006 to the Named Executive Officers.

Option Grants in Year Ended September 30, 2006
(Individual grants)

Name	No. of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Randy S. Selman - President, Chief	100,000	7.4%	$0.71	9/29/2011
Executive Officer and Director

Alan Saperstein - Chief Operating	100,000	7.4%	$0.71	9/29/2011
Officer, Treasurer and Director

Cliff Friedland - Senior VP Business	100,000	7.4%	$0.71	9/29/2011
Development and Director

David Glassman - Senior VP	100,000	7.4%	$0.71	9/29/2011
Marketing

Robert Tomlinson- Chief Financial	100,000	7.4%	$0.71	9/29/2011
Officer

The following table sets forth certain information regarding stock options held as of September 30, 2006 by the Named Executive Officers.

Aggregate Option Exercises in Year Ended September 30, 2006
and Year-End Option Values

NO. OF SECURITIES
	SHARES		UNDERLYING UNEXERCISED		VALUE OF UNEXERCISED
	ACQUIRED		OPTIONS AT		IN-THE-MONEY OPTIONS AT
	ON	VALUE	SEPTEMBER 30, 2006		SEPTEMBER 30, 2006(1)
NAME	EXERCISE	REALIZED	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Randy S. Selman,
President, Chief
Executive Officer
and Director	-	$ -	1,426,667 (2)	-	$ -	$ -

Alan Saperstein,
Chief Operating
Officer, Treasurer
and Director	-	$ -	1,426,667 (2)	-	$ -	$ -

Cliff Friedland,
Senior VP Business
Development
and Director	-	$ -	188,860 (3)	-	$ -	$ -

David Glassman,
Senior VP
Marketing	-	$ -	188,860 (3)	-	$ -	$ -

Robert Tomlinson,
Chief Financial
Officer	-	$ -	350,000 (4)	-	$ -	$ -

(1)
The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $0.64 per share, being the last sale price of our common stock on September 29, 2006 as reported by the Nasdaq Capital Market.

(2)
Of such exercisable options at September 30, 2006, 100,000 were exercisable at $0.71 per share, 450,000 were exercisable at $1.12 per share, 450,000 were exercisable at $1.57 per share, 400,000 were exercisable at $2.50 per share and 26,667 were exercisable at $22.50 per share. The 26,667 options are subject to cancellation and repricing as described below.

(3)	Of such exercisable options at September 30, 2006, 100,000 were exercisable at $0.71 per share and 88,860 were exercisable at $3.376 per share.

(4)	Of such exercisable options at September 30, 2006, 100,000 were exercisable at $0.71 per share, 100,000 were exercisable at $1.12 per share and 150,000 were exercisable at $1.21 per share.

1996 Stock Option Plan

On February 9, 1997, the board of directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on September 13, 2005, we have reserved an aggregate of 4,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") and 2,000,000 shares for restricted stock grants (“Stock Grants”) made under the Plan. At December 31, 2006, we have options to purchase 4,352,224 shares of our common stock outstanding under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $0.71 to $22.50 per share.

On December 15, 2004 a majority of our shareholders voted to approve the cancellation (subject to the option holder’s approval) of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (227,776 of which were issued under the 1996 Stock Option plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 167,777 of the Plan options subject to this cancellation and re-issue had expired as of December 31, 2006.

The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by the Compensation Committee of our board of directors (“the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. At no time may the Committee issue Stock Grants to exceed, in the aggregate, 2,000,000 shares. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the board of directors or the Committee.

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

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plan is therefore not ascertainable. On January 10, 2007, the closing price of our common stock as reported on the Nasdaq Capital Market was $2.88.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information regarding beneficial ownership of our common stock as of January 10, 2007 held by:

*  persons who own beneficially more than 5% of our outstanding common stock,
*  our directors,
*  named executive officers, and
*  all of our directors and officers as a group.

Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 Southwest 29 Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from January 10, 2007 (unless otherwise indicated below) upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders as of January 10, 2007. At that date, approximately 59% of the Company's outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners, but is not listed in the beneficial ownership table. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations. Shares held by Cede & Co. are not reflected in the following table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	1,436,520	5.6%
Alan M. Saperstein (2)	1,438,487	5.6%
Benjamin Swirsky (3)	250,751	1.0%
Robert Wussler (4)	265,426	1.1%
Charles C. Johnston (5)	697,616	2.8%
Cliff Friedland (6)	932,276	3.8%
David Glassman (7)	932,109	3.8%
Carl L. Silva (8)	64,810	0.3%
Robert E. Tomlinson (9)	350,000	1.4%
All directors and officers as a group (nine persons) (10)	6,367,995	22.1%
Fred DeLuca (11)	3,467,899	12.6%
Neil Berman (12)	2,070,632	8.0%

(1) Includes 9,853 shares of our common stock presently outstanding, options to acquire 100,000 shares of our common stock at an exercise price of $0.71 per share, options to acquire 450,000 shares of our common stock at an exercise price of $1.12 per share, options to acquire 450,000 shares of our common stock at an exercise price of $1.57 per share, options to acquire 400,000 shares of our common stock at an exercise price of $2.50 per share and options to acquire 26,667 shares of our common stock at an exercise price of $22.50 per share.

(2) Includes 11,820 shares of our common stock presently outstanding, options to acquire 100,000 shares of our common stock at an exercise price of $0.71 per share, options to acquire 450,000 shares of our common stock at an exercise price of $1.12 per share, options to acquire 450,000 shares of our common stock at an exercise price of $1.57 per share, options to acquire 400,000 shares of our common stock at an exercise price of $2.50 per share and options to acquire 26,667 shares of our common stock at an exercise price of $22.50 per share.

(3) Includes 751 shares of our common stock presently outstanding, options to acquire 50,000 shares of our common stock at an exercise price of $0.71 per share, options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share and options to acquire 100,000 shares of our common stock at an exercise price of $1.57 per share. Includes holdings in the name of Swirsky Capitol Holdings, Inc., for which Mr. Swirsky is the control person and exercises sole voting and dispositive powers over these shares.

(4) Includes 616 shares of our common stock presently outstanding, options to acquire 50,000 shares of our common stock at an exercise price of $0.71 per share, options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share, options to acquire 100,000 shares of our common stock at an exercise price of $1.57 per share and warrants to purchase 14,810 shares of our common stock at an exercise price of $3.376 per share.

(5) Includes 171,714 shares of our common stock held by J&C Resources, LLC, options to acquire 50,000 shares of our common stock at an exercise price of $0.71 per share, options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share and options to acquire 100,000 shares of our common stock at an exercise price of $1.57 per share. Also includes 245,902 shares issuable upon the conversion of a $300,000 principal amount note payable to J&C Resources, LLC and 21,000 shares issuable to J&C Resources and 9,000 shares issuable to Asset Factoring, Ltd. for accrued interest and fees related to that note. Mr. Johnston is the control person of J&C Resources, LLC and Asset Factoring, Ltd. and exercises sole voting and dispositive powers over these shares. Mr. Johnston's holdings exclude our securities owned by CCJ Trust. CCJ Trust is a trust for Mr. Johnston's adult children and he disclaims any beneficial ownership interest in CCJ Trust.

(6) Includes 447,216 shares of our common stock presently outstanding, 148,100 shares of our common stock held by Titan Trust, 148,100 shares of our common stock held by Dorado Trust, options to acquire 100,000 shares of our common stock at an exercise price of $0.71 per share and options to acquire 88,860 shares of our common stock at an exercise price of $3.376 per share. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

(7) Includes 447,049 shares of our common stock presently outstanding, 148,100 shares of our common stock held by JMI Trust, 148,100 shares of our common stock held by Europa Trust, options to acquire 100,000 shares of our common stock at an exercise price of $0.71 per share and options to acquire 88,860 shares of our common stock at an exercise price of $3.376 per share. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

(8) Includes options to acquire 50,000 shares of our common stock at an exercise price of $0.88 per share and warrants to purchase 14,810 shares of our common stock at an exercise price of $3.376 per share.

(9) Includes options to acquire 100,000 shares of our common stock at an exercise price of $0.71 per share, options to acquire 100,000 shares of our common stock at an exercise price of $1.12 per share and options to acquire 150,000 shares of our common stock at an exercise price of $1.21 per share.

(10) See footnotes (1) through (9) above.

(11) Includes 186,489 shares of our common stock presently outstanding, 140,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.65 per share, 500,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $1.50 per share, 2,781,410 shares of our common stock issuable upon the conversion of 278,141 shares of Series A-10 Convertible Preferred Stock, and 400,000 shares of our common stock issuable upon the conversion of $400,000 principal amount 8% senior secured convertible notes, reduced by 540,000 shares due to conversion limitations discussed below. The number of shares of our common stock acquired by the holder upon conversion of the 8% senior secured convertible notes or the exercise of the $1.65 warrants, which were issued in connection with those notes, is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock.

(12) Includes 326,882 shares of our common stock presently outstanding, 6,250 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $2.65 per share, 87,500 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.65 per share, 87,500 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.50 per share, 150,000 shares of our common stock issuable upon the exercise of common stock purchase options with an exercise price of $1.00 per share and 250,000 shares of our common stock issuable upon the conversion of $250,000 principal amount 8% subordinated secured convertible notes, reduced by 337,500 shares due to conversion limitations discussed below. Also includes 1,500,000 shares issuable upon the conversion of a $1,500,000 principal amount note payable ($900,000 of which has been funded to us as of January 10, 2007). The number of shares of our common stock acquired by the holder upon conversion of the 8% senior secured convertible notes or the exercise of the $1.65 warrants, which were issued in connection with those notes, is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock. The number of shares of our common stock acquired by the holder upon conversion of the 8% subordinated secured convertible notes or the exercise of the $1.50 warrants, which were issued in connection with those notes, is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of our common stock beneficially owned by the holder does not exceed 4.999% of our issued and outstanding common stock.

The above table of beneficial ownership excludes Lewis Asset Management, LAM Opportunity Fund, Ltd and Lewis Opportunity Fund, LP, as our records indicate that their beneficial ownership is less than 5% based on the criteria outlined above. However, we have noted that on November 28, 2006, Lewis Asset Management filed a Form SC 13G (Statement of Acquisition of Beneficial Ownership by Individuals) with the Securities and Exchange Commissions, indicating that Lewis Asset Management believed their beneficial ownership interest exceeded 5% as of that date, which they confirmed in Form 4 filings with the SEC on December 1, 4 and 7. We have not undertaken to request any subsequent update of this information from Lewis Asset Management.

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

In February 2004, we received a $300,000 loan from J&C Resources, LLC. One of the members of our Board Of Directors is the President, Chairman and CEO of J&C Resources, LLC. The term of the loan was one year, and all interest was prepaid through the issuance of 21,000 shares of common stock. In addition, we issued 9,000 shares of common stock as an origination fee and 10,000 shares of common stock for legal and other fees (including 7,500 shares issued to Asset Factoring International, Inc., a related entity). The proceeds from this loan were used for working capital pending the closing of new financing in December 2004, at which time this loan was repaid. J&C Resources also received $24,500 from us as finder’s fee compensation in the December 2004 financing transactions

In December 2004, we paid $100,000 to each of Messrs. Clifford Friedland and David Glassman, as a partial payment of accrued and unpaid salaries due to them from privately held Onstream Media prior to the closing of the Onstream Merger. In February 2005 we paid an additional $50,000 to each of Messrs. Friedland and Glassman as a second partial payment of these accrued salaries. In September 2006 we paid an additional $15,000 to Mr. Friedland only, as a third partial payment of these accrued salaries.

In January 2005, we entered into an addendum to an August 2002 consulting agreement with Mr. Neil Berman, a major shareholder, calling for the issuance of 5,000 restricted common shares per month for the year ended December 31, 2005. Under that agreement, 32,500 restricted common shares were issued for the year ended December 31, 2004. In January 2006, we entered into a one-year consulting agreement with Mr. Berman calling for the issuance of 120,000 restricted common shares as well as 100,000 four-year common stock options immediately exercisable at $1.00 per share.

In August 2005, we received a $300,000 loan from Asset Factoring International, Inc., whose Investment Manager is a member of our board of directors. The term of the loan is one year, with a 2% loan origination fee and interest of 8% per annum. All interest and fees are due and payable in the event of early repayment. The terms of the loan, which is secured by $600,000 of recently purchased equipment and software, requires repayment within 5 days of us obtaining other financing, including but not limited to equipment financing. Asset Factoring agreed to several extensions for the repayment of this loan after we obtained such other financing in October and November 2005 until we repaid $360,000 in April 2006, which represented principal and the initially negotiated loan origination fee and interest, plus subsequently negotiated extension fees.

In August 2005, we entered into a consulting agreement with Allenstown Investments, Ltd., whose Investment Manager is a member of our board of directors. The agreement is for a term of one year and calls for the issuance of 30,000 restricted common shares.

In October 2005, we entered into a five-year note with Mr. Neil Berman, a major shareholder in the aggregate principal amount of $750,000, collateralized by $800,000 (original purchase price) of recently purchased hardware and software. Interest, at 10.85% per annum, is payable upon maturity. At our option, and with the consent of required security holders, both interest and principal may be paid in the form of our Series A-10 Preferred Stock. We received $300,000 of the note amount as of September 30, 2005, which was reflected in notes payable as of that date. An additional $150,000 was received in October 2005, resulting in a notes payable balance of $450,000 as of September 30, 2006. We received the remaining $300,000 in December 2006. Following Board of Director approval of the modified terms on December 20, 2006, the note was formally modified in January 2007 to increase the principal amount to $1,500,000, adjust the remaining term to four years, increase the interest rate to 17.75% (which the lender may request prepayment of in our common shares at $1.00 per share) and modify the note priority to unsecured and subordinated to all other debt. In addition, the new terms allow us or the lender to convert the loan balance to restricted common stock at $1.00 per share at any time. We received $100,000 of the increased note amount in December 2006 and $50,000 in January 2007.

In July 2006 we received a $300,000 loan from J&C Resources, LLC. The principal balance was due in one year or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares are due on maturity. Finders fees of $9,000 cash and 9,000 common shares are payable at loan maturity to Asset Factoring Ltd, a related entity. In January 2007, all fees due upon maturity were paid in cash and stock, as applicable. Following Board of Director approval of the modified terms on October 25, 2006, the note was formally modified in January 2007 to be convertible into common shares at $1.22 per share and to bear interest at 14.67% per annum, non-compounding, which the Company may settle in shares at $1.22 per share. The Company has the option to force conversion after 18 months and interest is payable at time of conversion or repayment.

On October 27, 2006 we entered into a four-year convertible note with SBV Capital Corporation in the aggregate principal amount of $1.0 million, which was funded in installments through December 2006. We elected to prepay all interest on a non-compounding, non-refundable basis for the entire remaining term of the loan, with the aggregate issuance of 694,495 unregistered common shares during November and December 2006. The note was converted into 1.0 million unregistered common shares on January 10, 2007.  On November 20, 2006, we entered into a three-year consulting contract with the principal and beneficial owner of the lending entity, for the provision of international business development and financial advice. The contract, which is cancellable upon thirty days notice after the first year, calls for the issuance of 60,000 restricted common shares in advance every six months.

In November 2006, we issued 100,000 unregistered shares of common stock, as well as immediately exercisable four-year options to purchase 50,000 shares at $1.00 per share, to Mr. Neil Berman, a major shareholder, as a finder’s fee in connection with a $1.0 million loan from SBV Capital Corporation. These shares are valued at approximately $80,000 (based on the date of the related financing) and carry piggyback registration rights.

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

2.3	Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (6)
2.4	Agreement and Plan of Reorganization between Visual Data Corporation, Media on Demand, Inc. and Charles Saracino (7)
2.5	Voting Agreement (7)
3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Amendment dated July 26, 1993 (1)
3.1.3	Articles of Amendment dated January 17, 1994 (1)
3.1.4	Articles of Amendment dated October 11, 1994 (1)
3.1.5	Articles of Amendment dated March 25, 1995 (1)
3.1.6	Articles of Amendment dated October 31, 1995 (1)
3.1.7	Articles of Amendment dated May 23, 1996 (1)
3.1.8	Articles of Amendment dated May 5, 1998 (5)
3.1.9	Articles of Amendment dated August 11, 1998 (2)
3.1.10	Articles of Amendment dated June 13, 2000 (4)
3.1.11	Articles of Amendment dated April 11, 2002 (8)
3.1.12	Articles of Amendment dated June 24, 2003, with regard to Series A-9 Convertible Preferred Stock(9)
3.1.13	Articles of Amendment dated June 20, 2003, with regard to reverse stock split (10)
3.1.14	Articles of Amendment dated December 23, 2004, with regard to the designations for Series A-10 Convertible Preferred Stock (17)
3.1.15	Articles of Amendment dated December 30, 2004, with regard to corporate name change (16)
3.1.16	Articles of Amendment dated February 7, 2005 with regard to the designations for Series A-10 Convertible Preferred Stock (18)
3.2	By-laws (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Form of 8% Senior Secured Convertible Notes (17)
4.3	Form of $1.65 Warrant (17)
4.4	Form of $1.50 Warrant (17)
4.5	Form of $1.00 Warrant (23)
4.6	Form of $1.65 Warrant issuable upon exercise of $1.00 Warrant (23)
4.7	Form of Subordinated Secured Convertible Note (24)
4.8	Form of $1.50 Warrant for Subordinated Secured Convertible Notes (24)
10.1	Form of Stock Option Plan and Amendment thereto (1)(3)
10.2	Employment Agreement dated December 27, 2004 between Onstream Media Corporation and Randy S. Selman (13)
10.3	Employment Agreement dated December 27, 2004 between Onstream Media Corporation and Alan Saperstein (13)
10.4	Employment Agreement dated December 27, 2004 between Onstream Media Corporation and Cliff Friedland (13)
10.5	Employment Agreement dated December 27, 2004 between Onstream Media Corporation and David Glassman (13)
10.6	Employment Agreement dated March 8, 2005 between Onstream Media Corporation and Robert Tomlinson (21)
10.7	Plan of Compensation Package dated April 22, 2005 between Onstream Media Corporation and Bradford Tyler (22)
10.8	Securities Purchase Agreement - A-9 Preferred (9)
10.9	Form of Securities Purchase Agreement for 8% Senior Secured Convertible Notes (17)
10.10	Form of Additional Investment Right (17)
10.11	Form of Pledge Agreement (17)
10.12	Form of Security Agreement (17)
10.13	Form of Letter Agreement with Additional Investment Right holders (19)

10.14	Deposit Control Agreement dated October 2004 (14)
10.15	Form of Subscription Agreement for Subordinated Secured Convertible Notes (24)
10.16	Form of Subordination Agreement for Subordinated Secured Convertible Notes (24)
10.17	Form of Security Agreement for Subordinated Secured Convertible Notes (24)
14.1	Code of Business Conduct and Ethics (12)
14.2	Corporate Governance and Nominating Committee Principles (23)
14.3	Audit Committee Charter (15)
21.1	Subsidiaries of the registrant (13)
21.2	Financial statements of Acquired Onstream for the years ended December 31, 2003 and 2002 and for the three and six months ended June 30, 2004 and 2003 (20)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)
Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.

(2)	Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.
(3)	Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998.
(4)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.
(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2000.
(6)	Incorporated by reference to the registrant’s current report on Form 8-K filed on June 12, 2001.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 5, 2002.
(8)	Incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.
(9)	Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.
(11)	Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.
(12)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2003.
(13)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2004.
(14)	Incorporated by reference to the registrant's current report on Form 8-K filed November 4, 2004.
(15)	Incorporated by reference to the registrant's Proxy Statement for the 2004 Annual Shareholder’s Meeting filed on November 14, 2004.
(16)	Incorporated by reference to the registrant’s current report on Form 8-K filed on January 4, 2005.
(17)	Incorporated by reference to the registrant’s current report on Form 8-K/A filed on January 4, 2005.
(18)	Incorporated by reference to the registrant's current report on Form 8-K filed February 11, 2005.
(19)	Incorporated by reference to the registrant's current report on Form 8-K filed February 17, 2005.
(20)	Incorporated by reference to the registrant's current report on Form 8-K/A filed March 8, 2005.
(21)	Incorporated by reference to the registrant's current report on Form 8-K filed March 11, 2005.
(22)	Incorporated by reference to the registrant's current report on Form 8-K filed July 11, 2005.
(23)	Incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Shareholder’s Meeting filed on August 1, 2005.
(24)	Incorporated by reference to the registrant's current report on Form 8-K/A filed April 3, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed to us by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2005, and March 31 and June 30, 2006 were $220,216.

The aggregate audit fees billed to us by Goldstein Lewin & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2004, and March 31 and June 30, 2005 were $158,652.

Audit Related Fees

The aggregate fees billed to us by Goldstein, Lewin & Co. for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were $42,402 and $87,922 for the fiscal years ended September 30, 2006 and 2005, respectively.

Tax Fees

The aggregate tax fees billed to us by Goldstein Lewin & Co. were $9,198 and $11,836 for the fiscal years ended September 30, 2006 and 2005, respectively. Tax fees include the preparation of federal and state corporate income tax returns as well as tax compliance, tax advice and tax planning.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by Goldstein Lewin & Co. for services rendered for the fiscal years ended September 30, 2006 or 2005.

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

Onstream Media Corporation

By:/s/ Randy S. Selman
       Randy S. Selman, President, Chief
       Executive Officer

By:/s/ Robert E. Tomlinson
       Robert E. Tomlinson, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy S. Selman	Director, President,	January 12, 2007
Randy S. Selman	Chief Executive Officer

/s/ Robert E. Tomlinson	Chief Financial Officer and
Robert E. Tomlinson	Principal Accounting Officer	January 12, 2007

/s/ Clifford Friedland	Director and Senior VP	January 12, 2007
Clifford Friedland	Business Development

/s/ Alan Saperstein	Director and Chief	January 12, 2007
Alan Saperstein	Operating Officer

/s/ Benjamin Swirsky	Director	January 12, 2007
Benjamin Swirsky

/s/ Robert J. Wussler	Director	January 12, 2007
Robert J. Wussler

/s/ Charles C. Johnston	Director	January 12, 2007
Charles C. Johnston

/s/ Carl Silva	Director	January 12, 2007
Carl Silva

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Onstream Media Corporation:

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation (formerly Visual Data Corporation) and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Goldstein Lewin & Co.
Certified Public Accountants

GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
January 12, 2007

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$222,963	$4,137
Restricted cash	8,485	8,485
Accounts receivable, net of allowance for doubtful accounts of $28,550 and $28,690, respectively	1,529,820	1,274,974
Prepaid expenses	398,203	604,928
Inventories	66,807	86,168
Other current assets	49,271	8,914
Total current assets	2,275,549	1,987,606

PROPERTY AND EQUIPMENT, net	4,898,715	4,809,877
INTANGIBLE ASSETS, net	190,025	917,761
GOODWILL, net	9,692,845	9,692,845
OTHER NON-CURRENT ASSETS	109,078	113,998

Total assets	$17,166,212	$17,522,087

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Continued)

	September
	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,826,676	$1,710,808
Amounts due to shareholders and officers	209,419	224,419
Deferred revenue	268,237	170,971
8% Convertible Debentures - current portion, net of discount	726,478	-
Notes payable - current portion	892,032	330,598
Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures	834,125	3,017,168
Detachable Warrants and Embedded Conversion Feature associated with 8% Subordinated Convertible Debentures	281,809	-
Total current liabilities	6,038,776	5,453,964

8% Convertible Debentures, net of discount and current portion	912,657	1,243,322
8% Subordinated Convertible Debentures, net of discount	1,294,870	-
Notes payable, net of discount and current portion	533,758	399,600

Total liabilities	8,780,061	7,096,886

COMMITMENTS AND CONTINGENCIES

EQUITY SECURITIES SUBJECT TO POTENTIAL RESCISSION:
Series A-10 Convertible Preferred stock, including potentially redeemable common stock issued upon conversion	-	4,779,998
Detachable warrants associated with 8% Convertible Debentures; beneficial conversion rights included in 8% Convertible Debentures; and potentially redeemable common stock issued upon conversion and/or in lieu of interest on 8% Convertible Debentures	-	786,027
Total equity securities subject to potential rescission	-	5,566,025

STOCKHOLDERS' EQUITY:
Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 430,983 and 416,031 issued and outstanding, respectively	43	41
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 15,127,253 and 12,191,001 issued and outstanding, respectively	1,513	1,219
Unamortized discount	(1,369,617)	(2,067,461)
Additional paid-in capital	87,699,908	77,365,612
Accumulated deficit	(77,945,696)	(70,440,235)
Total stockholders' equity	8,386,151	4,859,176

Total liabilities and stockholders' equity	$17,166,212	$17,522,087

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended, September 30,
	2006	2005
REVENUE:
Digital asset management	$2,154,556	$1,969,697
Network usage and services	2,092,928	2,049,337
Network equipment sales and rentals	383,876	458,369
Webcasting	3,620,866	3,470,814
Travel production and distribution	167,225	208,177
Total revenue	8,419,451	8,156,394

COSTS OF REVENUE:
Digital asset management	757,871	633,801
Network usage and services	905,905	1,192,456
Network equipment sales and rentals	155,147	201,435
Webcasting	1,367,347	1,003,962
Travel production and distribution	69,824	71,206
Total costs of revenue	3,256,094	3,102,860

GROSS MARGIN	5,163,357	5,053,534

OPERATING EXPENSES:
General and administrative:
Compensation	4,979,920	4,778,694
Professional fees	2,310,116	2,824,400
Other	1,609,159	1,575,215
Impairment loss on goodwill	-	330,000
Depreciation and amortization	2,121,161	1,152,633
Total operating expenses	11,020,356	10,660,942

Loss from operations	(5,856,999)	(5,607,408)

OTHER (EXPENSE) INCOME:
Interest income	4,978	11,355
Interest expense	(2,128,362)	(4,015,504)
Income from derivative instruments	1,300,959	-
Other (expense) income, net	213,211	(26,331)

Total other (expense) income, net	(609,214)	(4,030,480)

Net loss	$(6,466,213)	$(9,637,888)

Loss per share - basic and diluted:

Net loss per share	$(0.47)	$(1.17)

Weighted average shares of common stock outstanding - basic and diluted	13,624,786	8,261,642

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2005 AND 2006

	Preferred Stock
	Series A8	Series A10	Series A11		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Shares	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total
Balance, September 30, 2004	232,750	-	25,000	$26	4,666,324	$467	$62,473,209	$-	$(59,676,915)	$2,796,787

Issuance of shares, warrants and options for Acquired Onstream purchase	-	-	-	-	2,207,966	221	7,311,672	-	-	7,311,893
Issuance of Series A-10 preferred shares, net	-	315,000	-	32	-	-	5,905,919	(2,928,041)	-	2,977,910
Conversion of Series A-8 shares into Series A-10 preferred shares	(232,750)	139,650	-	(9)	-	-	9	-	-	-
Conversion of 8% Convertible Debentures to common shares	-	-	-	-	2,725,659	273	2,725,386	-	-	2,725,659
Conversion of Series A-10 preferred shares to common shares	-	(61,969)	-	(6)	619,690	62	(56)	356,550	(356,550)	-
Issuance of shares, warrants and options for services and incentives	-	-	-	-	712,626	71	1,678,794	-	-	1,678,865
Redemption of Series A-11 shares	-	-	(25,000)	(3)	-	-	(499,997)	-	-	(500,000)
Warrants issued with 8% Convertible Debentures (includes beneficial conversion)	-	-	-	-	-	-	4,246,483	-	-	4,246,483
Common shares issued for severance and professional services	-	-	-	-	300,000	30	470,970	-	-	471,000
Common shares issued for financing penalty	-	-	-	-	606,000	61	943,779	-	-	943,840
Common shares issued for interest on 8% Convertible Debentures and Notes Payable	-	-	-	-	352,736	34	459,140	-	-	459,174
Series A-10 preferred shares issued for interest	-	8,562	-	-	-	-	85,620	-	-	85,620
Dividends accrued on Series A-10 preferred	-	14,788	-	1	-	-	147,877	504,030	(768,882)	(116,974)
Equity securities subject to potential rescission	-	-	-	-	-	-	(8,583,193)	-	-	(8,583,193)
Net loss	-	-	-	-	-	-	-	-	(9,637,888)	(9,637,888)
Balance, September 30, 2005	-	416,031	-	$41	12,191,001	$1,219	$77,365,612	$(2,067,461)	$(70,440,235)	$4,859,176

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2005 AND 2006
(Continued)

	Preferred Stock
	Series A8	Series 10	Series A11		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Shares	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2005	-	416,031	-	$41	12,191,001	$1,219	$77,365,612	$(2,067,461)	$(70,440,235)	$4,859,176

Conversion of 8% Convertible Debentures to common shares	-	-	-	-	906,506	91	906,415	-	-	906,506
Conversion of Series A-10 preferred shares to common shares	-	(18,874)	-	(2)	188,740	19	(17)	69,463	(69,463)	-
Warrants issued with 8% Subordinated Convertible Debentures (includes beneficial conversion)	-	-	-	-	-	-	917,917	-	-	917,917
Issuance of shares, warrants and options for equipment, services and incentives	-	-	-	-	1,092,715	109	1,449,999	-	-	1,450,108
Common shares issued for interest on 8% Convertible Debentures and Notes Payable	-	-	-	-	727,458	73	534,585	-	-	534,658
Common shares issued upon exercise of Warrants	-	-	-	-	20,833	2	20,831	-	-	20,833
Dividends accrued on Series A-10 preferred	-	33,826	-	4	-	-	338,264	628,381	(969,785)	(3,136)
Decrease in equity securities subject to potential rescission	-	-	-	-	-	-	7,084,219	-	-	7,084,219
Reclassification to liability of Detachable Warrants and Embedded Conversion Feature associated with 8% Subordinated Convertible Debentures	-	-	-	-	-	-	(917,917)	-	-	(917,917)
Net loss	-	-	-	-	-	-	-	-	(6,466,213)	(6,466,213)

Balance, September 30, 2006	-	430,983	-	$43	15,127,253	$1,513	$87,699,908	$(1,369,617)	$(77,945,696)	$8,386,151

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,466,213)	$(9,637,888)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,121,161	1,152,633
Amortization of discount on notes payable	54,364	494,150
Amortization of discount on convertible debentures	1,387,716	2,065,592
Interest penalty payable in common shares	-	943,840
Interest expense paid in common shares	523,313	367,838
Interest expense paid in A-10 preferred shares	-	85,620
Interest expense on notes converted to 8% Subordinated Convertible Debentures	25,000	-
Amortization of deferred services and incentives, including shares issued for severance and services	1,397,775	1,768,598
Income from derivative instruments	(1,300,959)	-
Impairment loss on goodwill	-	330,000
Loss on equity basis investment in Acquired Onstream	-	100,025
(Increase) Decrease in allowance for doubtful accounts	(1,130)	694
Gain from settlements of obligations	(11,691)	(44,079)
Loss on disposition/retirement of fixed assets	-	28,252
Changes in assets and liabilities, net of effects from the Onstream Merger:
(Increase) Decrease in accounts receivable	(253,716)	89,936
Decrease in prepaid expenses	6,785	108,524
(Increase) in other current assets	(40,357)	(1,270)
Decrease (Increase) in inventories	19,361	(35,125)
Increase in accounts payable and accrued liabilities	920,225	253,709
Increase in deferred revenue	97,266	43,260
Net cash (used in) operating activities	(1,521,100)	(1,885,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Acquired Onstream	-	(1,457,811)
Costs of Onstream Merger	-	(153,317)
Payment of accounts payable and accrued liabilities assumed at time of Onstream Merger	(15,000)	(510,373)
Acquisition of property and equipment	(1,105,249)	(1,732,815)
Sale of assets	-	50,000
Net cash (used in) investing activities	(1,120,249)	(3,804,316)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)
	Years Ended September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of 8% Subordinated Convertible Debentures, net of expenses	$1,756,634	$-
Proceeds from issuance of common shares upon exercise of Warrants	20,833	-
Proceeds from sale of 8% Convertible Debentures, net of expenses	-	6,129,213
Proceeds from Series A-10 convertible preferred, net of expenses	-	1,977,910
Proceeds from restricted cash	-	200,000
Proceeds from loans and notes payable	2,022,815	750,000
Dividends	-	(116,974)
Repayment of loans, notes and leases payable	(940,107)	(2,760,274)
Payment of Series A-11 convertible preferred	-	(500,000)
Net cash provided by financing activities	2,860,175	5,679,875

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218,826	(10,132)

CASH AND CASH EQUIVALENTS, beginning of period	4,137	14,269

CASH AND CASH EQUIVALENTS, end of period	$222,963	$4,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$208,646	$55,606

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares, options and warrants in conjunction with the Onstream Merger	$-	$7,311,893
Issuance of warrants with 8%Subordinated Convertible Debentures	$424,459	$-
Issuance of warrants with 8% Convertible Debentures	$-	$1,926,257
Issuance of warrants with Series A-10 convertible preferred	$-	$922,756
Conversion of note payable to Series A-10 convertible preferred	$-	$1,000,000
Conversion of Series A-8 convertible preferred to Series A-10 convertible preferred	$-	$1,396,500
Conversion of Series A-10 convertible preferred to common shares	$188,740	$619,690
Conversion of 8% Convertible Debentures to common shares	$906,506	$2,725,659
Net (decrease) increase in amount of equity securities becoming subject to potential rescission, including portion classified as liability	$(7,084,219)	$8,583,193
Derivative instruments reclassified from equity to liability	$917,917	$-
Issuance of shares, warrants and options for deferred services and incentives	$1,123,064	$1,678,865
Issuance of shares for payment of accounts payable	$327,044	$-
Issuance of common shares for severance, services and financial penalties	$-	$1,414,840
Issuance of common shares for interest	$534,658	$459,174
Issuance of A-10 preferred shares for interest and dividends	$338,268	$233,498
Sale of Curaspan investment for promissory note (fully reserved)	$-	$150,000
Disposal of property and equipment	$641,860	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

See Note 2 regarding the Company’s December 23, 2004 acquisition of Acquired Onstream. As a result of that acquisition, the Company changed its name to Onstream Media Corporation in January 2005 and has reorganized the previous three operating groups into two groups - Digital Asset Management and Webcasting. The Digital Asset Management group includes the previous Networking Solutions Group, as well as the operations resulting from software licenses and other assets acquired from Virage, Inc. and Acquired Onstream. The new Webcasting Group includes the previous Webcasting and Travel groups.

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
SEPTEMBER 30, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $77.9 million as of September 30, 2006. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2006, ONSM had a net loss of approximately $6.5 million and cash used in operations of approximately $1.5 million. The Company had a working capital deficit of $3,763,227 at September 30, 2006, which is before the effect of significant cash proceeds to the Company from the exercise of warrants and options, conversions of 8% Senior and Subordinated Convertible Debentures to ONSM common stock, and long-term financing, all occurring after September 30, 2006 - see Note 9.

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
SEPTEMBER 30, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less.

Restricted cash

Restricted cash consisted of amounts provided by a major investor in conjunction with a loan. The restricted cash is to be utilized by the Company at the lender’s discretion.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to the short maturity of the instruments.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. At both September 30, 2006 and 2005, bad debt reserves were approximately $29,000.

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
SEPTEMBER 30, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software

Included in property and equipment is computer software developed for internal use, including the Digital Media Services Platform (“DMSP”) - see notes 2 and 3. Such amounts have been accounted for in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force pronouncement (“EITF”) 00-2 “Accounting for Web Site Development Costs”. Such costs are amortized on a straight-line basis over three years, commencing when the related asset has been substantially placed in service.

Goodwill and other intangible assets

Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, adopted by the Company effective October 1, 2001, provides that goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, continue to be amortized to expense over their estimated useful lives, although they are still subject to review and adjustment for impairment.

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

The Digital Asset Management Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. The customer charges are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed.

The EDNet division of the Digital Asset Management Group generates revenues from customer usage of digital telephone connections controlled by the Company, bridging services and the sale of equipment. The Company purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s use of those services.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) No. 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2006 and 2005 is immaterial in relation to the Company’s recorded liabilities.

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

Deferred revenue represents amounts billed to customers for webcasting, EDNET or digital asset management services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in fully earned, non-refundable digital asset management fees during the year ended September 30, 2006 that are not included in the revenue reported for that period. Based on applicable accounting literature, including Staff Accounting Bulletin (“SAB”) Number 104, “Revenue Recognition”, the Company has included this amount on its September 30, 2006 balance sheet under the caption “Deferred Revenue” and expects to include it as revenue during the first quarter of fiscal 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred, were approximately $348,000 and $204,000 for the years ended September 30, 2006 and 2005, respectively.

Derivatives

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s statement of operations, subject to the accounting for equity securities that were subject to potential rescission as discussed in Note 4.

Income Taxes

As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it includes an expense or a benefit within the tax provision in the Company’s statement of operations.

The Company has approximately $68.9 million in net operating loss carryforwards at of September 30, 2006, which expire in 2011 through 2026. The utilization of approximately $16.0 million of the net operating loss carryforward, acquired from the 2001 acquisition of EDNET and the 2002 acquisition of MOD and included in this total, against future taxable income may be limited as a result of ownership changes and other limitations. The Company also has an approximately $3.5 million capital loss carryforward which expires in 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. The Company has a deferred tax asset of approximately $25.9 million primarily resulting from the net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. The valuation allowance is based on the Company’s historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses of approximately $6.6 million and $5.5 million for the years ended September 30, 2006 and 2005, respectively. The primary differences between the net loss for book and tax purposes are non-taxable book income from derivative instruments as well as the following items expensed for book purposes but not deductible for tax purposes - amortization of loan discount, amortization of customer lists, valuation allowance of goodwill, losses on an equity basis from Acquired Onstream, inventory and receivable reserves, and expenses for stock options and shares issued in payment for consulting and other professional fees but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale. There are no significant cumulative temporary differences as of September 30, 2006.

Net Loss Per Share

For the years ended September 30, 2006 and 2005, net loss per share is based on the weighted average number of shares of common stock outstanding, which includes the effect of 2,000 common shares per day that the Company was obligated to issue through June 29, 2005, and did issue on such date, under the terms of a penalty provision contained in a March 2004 convertible debenture agreement. On June 29, 2005, the Company issued 606,000 common shares in full satisfaction of this penalty. The Company also recorded interest expense of $943,840 for the year ended September 30, 2005 related to its valuation of this stock, which was based on the closing share price for each day that the penalty was incurred.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of net loss per share. The total outstanding options and warrants, which have been excluded from the calculation of net loss per share, were 15,212,431 and 15,114,093 at September 30, 2006 and 2005, respectively. The September 30, 2005 number includes warrants contingent on the exercise of warrants that expired unexercised in September 2006 - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2006 have been excluded from the calculation of net loss per share: (i) 430,983 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 4,309,830 shares of our common stock and (ii) $3,000,000 of senior secured convertible notes (“8% Convertible Debentures”) and $2,225,000 of subordinated convertible notes (“8% Subordinated Debentures”), which in aggregate could potentially convert into 5,225,000 shares of our common stock. The potential dilutive effects of the following convertible securities outstanding at September 30, 2005 have been excluded from the calculation of net loss per share: (i) 416,031 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 4,160,310 shares of our common stock and (ii) $3,820,000 of senior secured convertible notes (“8% Convertible Debentures”) which could potentially convert into 3,820,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Stock Compensation

The Company has a stock based compensation plan for its employees (the “Plan”). The Company has elected to continue using Accounting Principles Board Opinion (“APB”) 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in “Accounting for Stock-Based Compensation" ("SFAS 123") had been used in accounting for employee options issued within the Plan (“Plan Options”) and outside the Plan (“Non-Plan Options”).

		For the years ended September 30,
		2006		2005

Net loss, as reported	$	(6,466,213)	$	(9,637,888)
Total stock based compensation expense *		(1,397,297)		(2,477,967)
Pro forma net loss	$	(7,863,510)		$(12,115,855)
Net loss per share - basic and diluted:
Net loss per share, as reported	$	(0.47)	$	(1.17)
Net loss per share, pro forma	$	(0.58)	$	(1.47)

* Total stock based compensation expense is determined by applying the fair value based method for all employee awards, net of tax.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 44% to 75%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term is the full term of the related option, ranging from 4 to 5 years.

In December 2004, the Company issued 1,350,000 Non-Plan Options to directors and management as additional compensation for the closing of the Onstream Merger, which it accounted for in accordance with APB 25. The compensation value of these options, approximately $1.0 million, is included in the above table for the year ended September 30, 2005, as it is considered to be an internal cost associated with a business combination, which is expensed in accordance with SFAS 141, “Business Combinations”. See Note 2.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed at the time the services contemplated by the options are provided to the Company.

 In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005, the Securities and Exchange Commission (“SEC”) made certain changes to the effective dates of SFAS 123R. SFAS 123R, as amended by the SEC, is effective for public companies for the first interim or annual period of their fiscal year beginning after June 15, 2005, except small business issuers (as defined in SEC Regulation S-B), for which it is effective for the first fiscal year beginning after December 15, 2005. The Company is in the process of determining the impact of this statement on its consolidated financial statements, although our ability to quantify the future impact is limited due to the lack of our ability to predict future share-based payments, the potential variability of these payments between accounting periods as well the future volatility of our common stock and other factors affecting the Black-Sholes valuation model.

See Note 8 for additional information related to all stock option issuances.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee 401(k) plan

The Company’s 401(k) plan, the Onstream Media Corporation 401(k) Retirement Plan and Trust (the “Plan”), is available to all full-time employees and provides them with tax deferred salary reductions and alternative investment options (directly solely by the employees). Employees may contribute a portion of their salary, subject to certain limitations, including an annual maximum established by the Internal Revenue Code. The Company matches employees’ contributions to the Plan, up to the first 8% of eligible compensation, at a 25% rate. The Company’s matching contribution was approximately $42,000 and $38,000 for the years ended September 30, 2006 and 2005, respectively. The Company expensed approximately $34,000 and $28,000 in those fiscal years, respectively, with the remaining amounts of $8,000 and $10,000, respectively, satisfied by amounts previously funded by the Company but forfeited by terminated employees. The Company’s contributions to the Plan vest over five years.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Effects of Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections”, which replaced APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting and reporting of a change in an accounting principle. APB 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new principle in net income for the period of the change. SFAS 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine the necessary information. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and adoption by the Company is not expected to have a material impact to the Company's overall results of operations or financial position.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”. EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of “conventional” and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005 We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements. However, see Notes 4 and 5 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006 and 2005, which was based on our application of EITF 00-19 as well as other authoritative literature.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In July 2005, the FASB issued FASB Staff Position (“FSP”) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares”. FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006 and 2005, which was based on our application of SFAS 150 as well as other authoritative literature.

In July 2005, the FASB issued EITF 05-6, “Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination”, which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's overall results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year beginning October 1, 2007 and the Company is currently reviewing the effect FIN 48 will have on its financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s intangible assets is as follows:

	September 30, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill-Acquired Onstream	$8,421,401	$-	$8,421,401	$8,421,401	$-	$8,421,401
Goodwill - EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Customer Lists - MOD	3,071,722	(2,918,136)	153,586	3,071,722	(2,303,791)	767,931
Customer Lists - Virage	332,000	(295,561)	36,439	332,000	(182,170)	149,830

	$13,096,567	$(3,213,697)	$9,882,870	$13,096,567	$(2,485,961)	$10,610,606

On October 22, 2003 the Company executed an agreement and plan of merger agreement with privately held Acquired Onstream to acquire the remaining 74% of Acquired Onstream not already owned by the Company. On December 23, 2004, after approval by a majority of the Company’s shareholders in a duly constituted meeting, Acquired Onstream was merged with and into OSM Acquisition Inc., a Delaware corporation and the Company’s wholly owned subsidiary (the “Onstream Merger”). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. The Company also issued common stock options to directors and management as additional compensation for the Onstream Merger - see “stock compensation” in Note 1. An investment banking firm issued a fairness opinion regarding this transaction to the Company’s board of directors.

Acquired Onstream was a development stage company founded in 2001 that began the development of a feature rich digital asset management service, offered on an application service provider (“ASP”) basis, to allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. This new product (the “Digital Media Services Platform” or “DMSP”) was initially designed and managed by Science Applications International Corporation (“SAIC”), one of the country's foremost IT security firms, providing services to all branches of the federal government as well as leading corporations.

The summarized balance sheet of Acquired Onstream as of the December 23, 2004 Onstream Merger is as follows, showing the fair values assigned by the Company to Acquired Onstream’s assets and liabilities in accordance with SFAS 141 and recorded by the Company at that time.

Cash and other current assets	$36,059
Property and equipment	2,667,417
Total assets	$2,703,476

Accounts payable and accrued expenses	$814,739
Notes payable and capitalized lease	335,179
Total liabilities	1,149,918
Shareholder’s equity	1,553,558
Total liabilities and shareholder’s equity	$2,703,476

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Property and equipment in the above table represents the partially completed Digital Media Services Platform (“DMSP”), primarily Acquired Onstream’s payments to its vendors SAIC, Virage, North Plains and Nine Systems. This was the primary asset included in the purchase of Acquired Onstream, and was recorded at fair value as of the December 23, 2004 closing, in accordance with SFAS 141 - see Note 3. The fair value, determined by an independent third party appraiser, was primarily based on the discounted projected cash flows related to this asset for the next five years, as projected by the Company’s and Acquired Onstream’s management on a stand-alone basis without regard to the Onstream Merger. The discount rate utilized by the independent third party appraiser considered equity risk factors (including small stock risk and bridge/IPO stage risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

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

The $9,974,959 paid by the Company for 100% of Acquired Onstream, was comprised of the following:

$6,623,898 - the value of 2,207,966 shares of ONSM restricted common stock, issued in exchange for all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company as of December 23, 2004 and valued based on the Company’s share value of $3.00 on October 22, 2003, the date the Company executed the merger agreement for the remaining 74% of Acquired Onstream not already owned by the Company, such valuation date established in accordance with the requirements of SFAS 141.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

$688,000 - the value of 462,073 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share, valued based on Black-Sholes methodology.

$402,563 - the carrying value of the Company’s investment in Acquired Onstream prior to the Onstream Merger, comprised of prior investments of $950,000 in cash and stock, reduced by $547,437 representing the Company’s share of Acquired Onstream operating losses, accounted for by the Company on the equity basis through December 23, 2004.

In March 2003, the Company increased its initial $200,000 investment in Acquired Onstream by an additional $750,000 through the issuance of Series A-7 Convertible Preferred Stock. At that time, the Company appointed two of the four members of the Acquired Onstream board of directors and began to account for its investment in Acquired Onstream under the equity method. Included in other income and expense for the nine months ended June 30, 2005 and 2004 are losses of approximately $100,000 and $223,000, respectively, which represent approximately 28% of Acquired Onstream’s net loss for those periods. The equity method of accounting was discontinued after the Onstream Merger.

$2,098,832 - Cash and other advances made to or on behalf of Acquired Onstream prior to the Onstream Merger, including the Company’s payment of $1,477,438 for principal and interest on Acquired Onstream’s note payable to Virage, guaranteed by the Company.

$161,666 - Direct costs of the Acquired Onstream purchase, including a fairness opinion from an investment banking firm.

The carrying value of the Company’s investment in Acquired Onstream at September 30, 2004 was $502,589, included in the balance sheet caption other non-current assets. Also included in other non-current assets at that date was $642,671 advanced from the Company to or on behalf of Acquired Onstream.

The following table sets forth the unaudited pro-forma consolidated results of operations for the year ended September 30, 2005, giving effect to the Onstream Merger, as if the acquisition had occurred as of the beginning of that period:

		For the year ended September 30,
		2005
		(unaudited)
Revenue		$8,166,469
Net loss	$	(8,267,456)
Net loss applicable to common stock	$	(9,363,187)
Net loss per common share		$(0.94)
Net loss applicable to common stock per common share		$(1.06)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

The above pro-forma numbers include the effects of the $6.5 million in debt and equity financing discussed in Notes 4 and 6, since that financing was a condition of the Onstream Merger. The effect of including the pro-forma adjustments for this financing decreases the pro-forma net loss for the year ended September 30, 2005, as presented above, by approximately $1,629,000. The difference between the pro-forma net loss and the pro-forma net loss applicable to common stock as presented above is entirely related to the inclusion of the effects of the equity portion of this $6.5 million financing.

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

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The Company performed impairment tests on two reporting units, the Webcasting Group and EDNet (the previous Networking Solutions Group) as of September 30, 2005 and 2006, as well as Acquired Onstream as of December 31, 2005. The Company, assisted by an independent third party appraiser, assessed the fair value of the net assets of each of those reporting units by considering the projected cash flows of those two groups and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, the Company reduced the carrying value of EDNet’s net assets by $330,000 as of September 30, 2005. The Company also concluded that there was no impairment of EDNet’s net assets as of September 30, 2006, no impairment of the Webcasting Group’s net assets as of September 30, 2005 and 2006 and no impairment of Acquired Onstream’s net assets as of December 31, 2005. The valuations of EDNet, the Webcasting Group and Acquired Onstream incorporate management’s estimates of sales growth, which sales estimates are dependent on the effect of the introduction of the DMSP, which is yet to be realized.

The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

Amortization expense of the customer lists was approximately $728,000 for each of the years ended September 30, 2006 and 2005, respectively. Amortization expense for the fiscal year 2007 will be $190,000, after which the customer lists will be fully amortized.

As of September 30, 2004, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan’s continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note is collateralized by Curaspan’s assets, subordinate to a lending bank’s interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan’s uncured default under the note. Due to Curaspan’s continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received. All scheduled payments have been made through January 10, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30,	September 30,	Useful Lives
	2006	2005	(Years)

Equipment and Software	$7,493,679	$7,231,429	1-5
DMSP	4,081,978	3,503,879	3
Travel video library	1,368,112	1,368,112	2
Furniture and fixtures	179,205	231,905	5-7
Capitalized internal use software	333,485	333,485	3
Leasehold improvements	288,745	234,988	5
	13,745,204	12,903,798
Less: Accumulated depreciation and amortization	(8,846,489)	(8,093,921)

Net book value	$4,898,715	$4,809,877

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $1,393,000 and $413,000 for the years ended September 30, 2006 and 2005, respectively.

The DMSP is comprised of four separate “products”, only two of which were available on an individual basis at the time of the Onstream Merger. The four separate products are transcoding, storage, search and retrieval and distribution. Effective April 29, 2005, all four products were accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating security features available through SAIC. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) of the DMSP’s carrying cost began and has continued through September 30, 2006. The fourth product was placed in service during October 2006. See Note 2 regarding the initial purchase of this asset from Acquired Onstream and Note 5 regarding the SAIC contract.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay the Company $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. On September 23, 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believes are without merit. As of January 10, 2007 both the Company and the buyer are continuing to conduct their respective discovery and a trial date has been set for March 13, 2007. The Company has not refunded the deposit, which is included in deferred revenue as of September 30, 2006 and 2005. The Company does not believe that the ultimate resolution of this matter will have a material impact on its financial condition or results of operations. Pending closing of this transaction, the Company had the right to continue, and has continued, its travel production and distribution operations. The cost of the travel video library is fully depreciated as of September 30, 2006 and the associated travel production and distribution revenues were $167,225 and $208,177, respectively, for the years ended September 30, 2006 and 2005.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

8% Subordinated Convertible Debentures

In March 2006 the Company sold to 14 accredited investors $2.3 million principal amount of 8% subordinated secured convertible notes (“8% Subordinated Convertible Debentures”), together with common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock for $1.50 per share. Of the $2.3 million total, $1,850,000 (which includes $375,000 applied from previously existing Company indebtedness, as discussed below) was received by the Company as of March 31, 2006 and $450,000 was received by the Company on April 3, 2006.

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

Additional terms of the 8% Subordinated Convertible Debentures include:

* unless converted or redeemed as described below, the initial $2.3 million principal amount of the 8% Subordinated Convertible Debentures are due on or before March 28, 2010 and a permitted future $1.2 million principal amount will be due on or before the date four years after the required shareholder approval is obtained, as discussed below,

*  subject to certain exceptions, while the notes are outstanding the Company cannot purchase, redeem or otherwise acquire any capital stock, issue any variable priced equity securities or variable price equity linked securities and for a period of one year after the closing, may not issue an equity or equity-linked issuance below the $1.00 conversion price, with the exception of certain items such as employee stock options. The Company has also agreed not to redeem or repurchase any portion of its Series A-10 Preferred Stock, or any other preferred stock, common stock or equity equivalent prior to either the maturity date of the notes or until all the notes have been converted without the consent of the holders of 51% of the outstanding notes,

* the notes are convertible at any time at the option of the holder into shares of ONSM common stock at a conversion price of $1.00 per share which is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below $1.00 per share, subject to adjustment as set forth above,

*  if at any time while all or any portion of the 8% Subordinated Convertible Debentures are outstanding the trading price of ONSM common stock exceeds $1.50 per share for a minimum of 20 days during a 30 day period, then an amount of the notes equal to the total volume for the 30 day period multiplied by the average daily closing price multiplied by 20% will automatically convert into shares of ONSM common stock at the conversion price of $1.00 per share, with each note converted on a pro-rata basis based on initial principal and subject to adjustment as set forth above. The closing ONSM share price was $2.88 per share on January 10, 2007, which represented the nineteenth consecutive day in excess of $1.50 per share,

* the number of shares of ONSM common stock acquired by any holder upon conversion of the notes is limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock,

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

* the Company can prepay all or any portion of the principal amount of the notes, plus any accrued but unpaid interest. If the Company should elect to prepay the notes, the holders will have five trading days to convert the notes into shares of ONSM common stock. Prepayment of the notes must be pro-rata amongst the holders in an amount equal to 115% of the principal amount of the notes being redeemed, and

* beginning at the end of the 24th month following the issuance date the principal outstanding on any remaining 8% Subordinated Convertible Debentures will be paid in nine equal quarterly installments on the last day of each successive quarter. The Company has the option to pay the quarterly installments in shares of ONSM common stock if the volume weighted average price during the preceding quarter is greater than $1.18 per share. The portion that can be paid in common stock is based upon a formula of 20% of the total trading volume for the quarter multiplied times the average closing price. In any quarter where this formula would result in the issuance of shares of common stock that exceed the amount of the quarterly installment, at the holders option an additional amount of up to 20% may be converted and applied to the final quarterly payment. The closing ONSM share price was $2.88 per share on January 10, 2007.

In connection with the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 805,000 shares of our common stock, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below $1.50 per share. Starting one year after issuance, the warrants include a cashless exercise feature, that terminates at the time the shares underlying the warrants are registered, which provides that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock.

The Company agreed to file with the Securities and Exchange Commission (“SEC”) on or prior to thirty (30) days after the final closing a Registration Statement (the “Registration Statement”) providing for the sale of the common shares underlying the 8% Subordinated Convertible Debentures and related $1.50 warrants (the “Registrable Securities”) by the holders thereof, and to use commercially reasonable efforts to have such Registration Statement declared effective by the SEC as soon as practicable. If the Registration Statement was not filed as set forth above or not declared effective within ninety (90) days following the Closing (or 150 days in the event of a review of the Registration Statement by the SEC), the Company would be obligated to pay the holders of the Registrable Securities an amount equal to one percent (1%) of the aggregate purchase price of the Registrable Securities on such date and one and one-half percent (1.5%) on the monthly anniversary of each such date thereafter, until the Registration Statement is declared effective, up to a maximum of fifteen percent (15%).

The Company filed the initial version of the Registration Statement with the SEC on June 9, 2006 and an amended version, responding to inquiries resulting from the SEC’s review of the initial Registration Statement, was declared effective by the SEC on July 26, 2006.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

The $2.3 million financing transaction, as described above and as included in the registration statement, was originally structured as a $2.5 million transaction. However, as of the date of the initial filing of the Registration Statement, certain purchasers had not remitted the aggregate $200,000 committed to by them for purchase of 8% Subordinated Convertible Debentures and as a result the Company notified them at that time that it would be unable to accept funds from them for securities issued as part of this transaction. It is the Company’s position, based on its evaluation of the subscription agreement and other relevant loan documents, that while individual purchases were closed as early as March 28, 2006 that the final closing for purposes of determining the deadline and related penalties for filing the Registration Statement could not occur until the originally contemplated $2.5 million proceeds had been fully remitted, or until the offering was alternatively closed by the Company’s cancellation of the unfunded subscriptions on June 9, 2006. Accordingly, the Company has determined that it is not liable for penalties related to the Registration Statement’s filing or effective date, and furthermore that any penalty asserted based on a March or April 2006 closing date would not be material to its results of operations or financial condition.

The Company is only required to expend commercially reasonable efforts to keep the Registration Statement continuously effective. However, in the event the Registration Statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem (i) any such notes still outstanding for 115% of the face value (or 115% of the market value of the underlying shares for the previous five days, if greater) plus (ii) any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company’s common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive).

Based on the Company’s application of EITF 00-19 and SFAS 133, it determined that the requirement, discussed above, that the Company file a registration statement including the shares underlying the 8% Subordinated Convertible Debenture and the related $1.50 warrants would require that the amount originally recorded as equity for the embedded conversion feature in the 8% Subordinated Convertible Debentures, as well as the related $1.50 warrants, be reclassified from equity to liability. Although the warrants were not exercisable until six months after their issuance, as discussed above, the Company has determined that EITF 00-19 prohibits equity classification for any provision in a contract that could require net-cash settlement and does not appear to contain an exception for such provisions that are not yet applicable. Even after the registration statement was filed by the Company on June 9, 2006, and declared effective by the SEC on July 26, 2006, the “cashless exercise” option discussed above would also result in the continued classification as a liability of the amount recorded for the $1.50 warrants as of September 30, 2006, although that option only becomes available to investors one year after issuance of the warrants and only in the event there is no effective registration statement. Although the filing of the registration statement was no longer a basis for recording the embedded conversion feature as a liability as of September 30, 2006, the existence of penalties for lack of an effective registration and/or listing for the Company’s shares, as discussed above, would result in the continued classification as liability at that date of the amount recorded for the embedded conversion feature. Although the Company does not believe that actual payments in connection with these provisions is likely, EITF 00-19 requires that the accounting for them be done without regard to probability. EITF 00-19 also requires that the amount reclassified as a liability be adjusted to fair value at each reporting period. Accordingly, the Company has reflected a liability of $281,809 on its September 30, 2006 balance sheet, $917,917 of such amount representing the initial reclassification to liability of the $1.50 warrants and the embedded conversion feature in the 8% Subordinated Convertible Debentures and the difference of $636,108 representing the adjustment of those reclassified amounts to fair value since that date. This adjustment to fair value was included under the caption “income from derivative instruments” in the Company’s statement of operations for the year ended September 30, 2006.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

In March and April 2006 the Company paid the selling agents fees totaling $163,000 and issued them 182,500 common stock purchase warrants with terms identical to the warrants sold with the initial $2.3 million principal 8% subordinated secured convertible notes.

The estimated fair value of all warrants given in connection with the 8% Subordinated Convertible Debentures plus the value of the 8% Subordinated Convertible Debentures’ beneficial conversion feature is $917,917, which was calculated in accordance with EITF 98-05 (“Accounting for Convertible Securities with Beneficial Conversion Features”) and EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and allocated to additional paid in capital and debt discount. The Company’s management calculated the discount based on its estimate of the fair value of the warrants and the fair value of the notes, which were allocated on a pro-rata basis as a percentage of the face value of the convertible securities, and the intrinsic value of the beneficial conversion feature. The fair value of the warrants was calculated using the Black-Scholes model including the following assumptions: expected volatility of 56% and risk free interest rate of 6.25%. The estimated fair value of the note was based on the present value of the expected cash flows, discounted at approximately 13% per annum, which Company management determined to be an appropriate interest rate for this financing on a stand-alone basis. The intrinsic value of the beneficial conversion feature was based on the closing price of the stock at the date of issuance, its relationship to the conversion price of the instrument and the value of the warrants. The debt discount, which totals $1,102,033 after inclusion of other direct costs associated with the financing, will be amortized to interest expense over the four year term of the 8% Subordinated Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities will be expensed as interest at the time of the conversion.

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

The interest on the Subordinated Convertible Debentures of 8% per annum is payable in arrears with the first interest payment due on September 28, 2006 and payment dates quarterly thereafter in cash, or common shares (at 85% of the market price per share) at the Company’s option. The Company issued 165,068 common shares in lieu of the $93,284 interest accrued during the year ended September 30, 2006, which included 1,917 shares issued for $1,917 interest due on conversions during that period.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Subordinated Convertible Debentures (continued)

As of September 30, 2006, $75,000 of 8% Subordinated Convertible Debentures, plus accrued interest, had been converted into 76,917 common shares and $2,225,000 of the 8% Subordinated Convertible Debentures had not been converted. See Note 9 regarding significant conversions occurring after September 30, 2006.

The above transactions are summarized as follows through September 30, 2006:

Initial gross proceeds	$2,300,000
Less: conversions to common shares	(75,000)
Less: initial discount	(1,102,033)
Plus: amortization of discount	171,903
8% Subordinated Convertible Debentures	$1,294,870

8% Senior Convertible Debentures

On December 23, 2004, the Company sold senior secured convertible notes (“8% Convertible Debentures”), which have a $1.00 conversion rate per common share and include five-year warrants to purchase 1,522,500 common shares of ONSM for $1.65 per share, to several accredited investors for gross proceeds of $4.35 million. The 8% Convertible Debentures are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries.

The 8% Convertible Debentures included an Additional Investment Right (“AIR”) of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the “Additional 8% Convertible Debentures”) have substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise. The Additional 8% Convertible Debentures included five-year warrants to purchase 761,250 common shares of ONSM for $1.65 per share and one-year warrants to purchase 2,175,000 common shares of ONSM for $1.00 per share. The one-year warrants were subject to the approval of a majority of the Company’s shareholders, which was obtained at the September 13, 2005 shareholder meeting, and at which time the one-year term of those warrants began. In the event the one-year warrants are exercised, the Company will issue additional five year warrants, exercisable at $1.65 per share, to purchase 50% of the common shares of ONSM acquired upon the exercise of the one-year warrants. During April 2006, the Company issued a five-year warrant to purchase 10,417 common shares for $1.65 per share as the result of a single investor’s exercise of a warrant for 20,833 common shares at $1.00 per share. Effective September 13, 2006, the remaining $1.00 warrants expired without having been exercised. See Note 8.

The 8% Convertible Debentures contain a provision requiring mandatory redemptions of up to $1.0 million by June 2006, with at least $500,000 of that occurring by December 2005. These redemption amounts are reduced by the amount of securities converted into common shares before those dates. As of September 30, 2005, $2,705,000 of 8% Convertible Debentures had been converted into common shares and accordingly, the Company classified the entire outstanding balance of the 8% Convertible Debentures as a non-current liability as of that date.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Senior Convertible Debentures (continued)

In addition to the above mandatory redemption, all 8% Convertible Debentures outstanding as of a certain date are required to be repaid in nine equal quarterly installments. Although the note documents indicate that these quarterly payments start on September 30, 2006, this would result in the ninth payment being on September 30, 2008, which is 2.5 months earlier than the stated note maturity date. Therefore the Company believes that the intent of the documents was for the quarterly repayments to start in December 2006 and end with the ninth payment in December 2008, the stated maturity date. The September 30, 2006 financial statements reflect a current liability of $726,478, which is equal to four of those quarterly payments, net of the related discount. However, as a result of significant conversions occurring after September 30, 2006 (see Note 9), the amount of the next four quarterly installments, net of discount, has been reduced to approximately $183,000.

All or part of these nine quarterly installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company’s issued and outstanding stock. The initial quarterly payment due in December 2006 was satisfied by the Company’s issuance of shares, which will be reported as conversions of debt to equity and accounted for accordingly.

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares) on a registration statement declared effective by the SEC on June 29, 2005. Beginning on the date of such registration, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. Beginning in September 2007, any remaining 8% Convertible Debentures will be paid in nine equal quarterly installments. All or part of these installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company’s issued and outstanding stock. The closing ONSM share price was $2.88 per share on January 10, 2007, which represented the nineteenth consecutive day in excess of $1.50 per share.

The 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price for each month that (a) the Company’s common shares are not listed on the Nasdaq Capital Market for a period of 3 trading days or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under the provisions of Rule 144(k).

The $1.65 warrants provide that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

8% Senior Convertible Debentures (continued)

Based on the Company’s application of EITF 00-19 and SFAS 133, it determined that the existence of the 1% per month penalties for lack of an effective registration and/or listing for the company’s shares, as well as the “cashless exercise” option, all discussed above, required that the amount originally recorded as equity for the $1.00 warrants, the $1.65 warrants and the embedded conversion feature in the 8% Convertible Debenture and Additional 8% Convertible Debenture be classified as a liability. Although the Company does not believe that the actual assessment of these penalties is likely, EITF 00-19 requires that the accounting for them be done without regard to probability. These amounts, totaling $834,125 and $3,017,168 at September 30, 2006 and 2005, respectively, were also subject to the accounting for potential rescission through May 23, 2006, which is discussed in Note 5. EITF 00-19 requires that the amount recorded as a liability be adjusted to fair value at each reporting period. Since the Company determined that there was no material difference between the original amounts recorded for these items in the aggregate and their fair value as of September 30, 2005 in the aggregate, there was no effect on the statement of operations related to this matter for the year ended September 30, 2005. Although the fair value of the liability decreased during year ended September 30, 2006, the portion of this reduction through May 23, 2006 has been reflected on the financial statements for those periods by a reduction in the liability and an increase in “Equity Securities Subject to Potential Rescission”, with no net effect to the statement of operations, as it was determined these amounts were still subject to the accounting for potential rescission through May 23, 2006 and were treated accordingly. See Note 5. The effect of the adjustment of the liability to fair value after May 23, 2006 was $664,851 and was included under the caption “income from derivative instruments” in the Company’s statement of operations for the year ended September 30, 2006.

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

The estimated fair value of all warrants given in connection with the 8% Convertible Debentures plus the value of the 8% Convertible Debentures’ beneficial conversion feature is $2,131,025, which, in accordance with EITF 98-05 (“Accounting for Convertible Securities with Beneficial Conversion Features”) and EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”), was allocated to additional paid in capital and debt discount. The Company’s management calculated the discount based primarily on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The debt discount, which totals $2,467,269 after inclusion of other direct costs associated with the financing, is being amortized to interest expense over the four year term of the 8% Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities is expensed as interest at the time of the conversion.

The estimated fair value of the warrants (including warrants subject to shareholder approval and contingent warrants) given in connection with the Additional 8% Convertible Debentures plus the value of the Additional 8% Convertible Debentures’ beneficial conversion feature, plus other direct costs associated with the financing, exceed the face value of the Additional 8% Convertible Debentures. In accordance with EITF 98-05 and EITF 00-27, which limits the recorded discount to the face value of the related debt, $2,175,000 was allocated to additional paid in capital and debt discount and is being amortized to interest expense over the four year term of the Additional 8% Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities is expensed as interest at the time of the conversion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Senior Convertible Debentures (continued)

The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company’s option. The Company issued 368,209 common shares in lieu of the $302,206 interest accrued during the year ended September 30, 2006, which included 9,589 shares issued for $9,589 interest due on conversions during that period. During the year ended September 30, 2005, the Company issued 267,248 common shares in lieu of the $310,427 interest accrued and due through that date.

As of September 30, 2006, $3,525,000 of 8% Convertible Debentures (including the AIR), plus accrued interest, had been converted into 3,555,248 common shares and $3,000,000 of the 8% Convertible Debentures (including the AIR) had not been converted. See Note 9 regarding significant conversions occurring after September 30, 2006.

The above transactions are summarized as follows through September 30, 2006:

Initial gross proceeds	$6,525,000
Less: conversions to common shares	(3,525,000)
Less: initial discount	(4,642,269)
Plus: amortization of discount	3,281,404
8% Senior Convertible Debentures, net of discount	$1,639,135
Less: current portion, net of discount	(726,478)
8% Senior Convertible Debentures, net of discount and current portion	$912,657

Notes Payable

Notes payable consist of the following as of September 30:

	2006	2005

Notes payable to two different affiliates of a director of the Company, the first loan repaid in April 2006 and the second loan funded in June 2006 and due in June 2007. Subsequent to September 30, 2006 renegotiated to a convertible note at $1.22 per share, with eighteen-month maturity.	$300,000	$300,000
Note payable to a major shareholder of the Company, with original funding in September 2005 and additional funding in October 2005. Due in October 2010. Subsequent to September 30, 2006 renegotiated to a convertible note at $1.00 per share, with four year maturity.	450,000	300,000
Note payable to a major shareholder of the Company, with original funding in September 2006. Convertible to common stock at $1.00 per share.	300,000	-
Note payable to third party, with original funding in August 2006. Principal balance is due in three monthly installments staring November 2006 and was paid in full as of January 12, 2007.	350,000	-
Capitalized software lease	114,355	130,198
Total notes payable	1,514,355	730,198
Less: discounts on notes payable	(88,565)	( -)
Notes payable, net of discount	1,425,790	730,198
Less: current portion	(892,032)	(330,598)
Long term notes payable, net of discount	$533,758	$399,600

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which had an outstanding principal balance of $114,355 and $130,198 as of September 30, 2006 and 2005, respectively. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. The principal balance shown at September 30, 2006 is after reduction for $10,098 included in accounts payable at that date and paid in December 2006 and January 2007. See Notes 2 and 5.

Interest expense to related parties (including amortization of debt discount) was approximately $105,000 and $70,000 for the years ended September 30, 2006 and 2005, respectively. Related parties include Company directors and employees, and their affiliates, but exclude major shareholders.

On August 19, 2005, the Company received a $300,000 loan from Asset Factoring International, Inc., whose Investment Manager is a member of the Company’s board of directors. The term of the loan was one year, with a 2% loan origination fee and interest of 8% per annum. All interest and fees were due and payable in the event of early repayment. The terms of the loan, which was collateralized by $600,000 (original purchase price) of recently purchased equipment and software, required repayment within 5 days of the Company obtaining other financing, including but not limited to equipment financing. Asset Factoring agreed to several extensions for the repayment of this loan after the Company obtained such other financing in October and November 2005. The Company repaid $360,000 in April 2006, which represented principal and the initially negotiated loan origination fee and interest, plus subsequently negotiated extension fees.

On June 1, 2006 the Company borrowed $300,000 from J&C Resources, LLC, whose President, Chairman and CEO is a member of the Company’s board of directors. The principal balance was due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares are due on maturity. Finders fees of $9,000 cash and 9,000 common shares are payable at loan maturity to Asset Factoring Ltd, a related entity. In January 2007, all fees due upon maturity were paid in cash and stock, as applicable. Following Board of Director approval of the modified terms on October 25, 2006, the note was formally modified in January 2007 to be convertible into common shares at $1.22 per share and to bear interest at 14.67% per annum, non-compounding, which the Company may settle in shares at $1.22 per share. The Company has the option to force conversion after 18 months and interest is payable at time of conversion or repayment.

On October 11, 2005, the Company entered into a five-year note with Neil Berman, a major shareholder, in the aggregate principal amount of $750,000, collateralized by $800,000 (original purchase price) of recently purchased hardware and software. Interest, at 10.85% per annum, is payable upon maturity. At the Company's option, and with the consent of required security holders, both interest and principal may be paid with Series A-10 Preferred Stock. The Company received $300,000 of the note amount as of September 30, 2005, which was reflected in notes payable as of that date. An additional $150,000 was received in October 2005, resulting in a notes payable balance of $450,000 as of September 30, 2006. The Company received the remaining $300,000 in December 2006. Following Board of Director approval of the modified terms on December 20, 2006, the note was formally modified in January 2007 to increase the principal amount to $1,500,000, adjust the remaining term to four years, increase the interest rate to 17.75% (which the lender may request prepayment of in common shares at $1.00 per share) and modify the note priority to unsecured and subordinated to all other debt. In addition, the new terms allow the Company or the lender to convert the loan balance to restricted common stock at $1.00 per share at any time. The Company received $100,000 of the increased note amount in December 2006 and $50,000 in January 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

On November 30, 2005, the Company borrowed $300,000 from Platinum Credit Group, LLC, secured by a secondary lien on up to $300,000 of the Company’s tangible equipment and other assets. In addition, the Company dedicated certain receivables and financing proceeds to assure the repayment of the Note on or before its due date of March 1, 2006. At the time of the borrowing, the Company paid related fees totaling $30,000 in cash and prepaid interest in the form of 44,444 shares of ONSM common stock. The Company repaid the loan principal on March 15, 2006, along with a negotiated late payment penalty of an additional 15,000 common shares.

During August 2006, the Company borrowed $350,000 from Platinum Credit Group, LLC, collateralized by a secondary lien on up to $350,000 of the Company’s tangible equipment. In addition, the Company dedicated certain receivables proceeds to pay $100,000 principal installments, which were paid when due on November 15 and December 15, 2006, as well as the $150,000 principal balance paid when due on January 12, 2007. At the time of the borrowing, the Company paid related fees totaling $50,000 in cash and prepaid interest in the form of 80,000 shares of ONSM common stock. The Company is subject to a penalty of 20,000 shares per month while any portion of the principal is past due.

During February 2006, the Company borrowed $100,000 from Lewis Opportunity Fund LP, a major shareholder. The principal, plus cash interest of 10% plus 10,000 common shares, was due on February 17, 2007. The Company was also required to repay the loan, including the full amount of interest, within 15 days of obtaining financing in excess of $100,000. Accordingly, the outstanding principal of $100,000 was designated by Lewis Opportunity Fund LP to purchase an equivalent amount of 8% Subordinated Convertible Debentures, which we issued to that entity in March 2006 (as part of the total $2.3 million financing) along with the 10,000 ONSM shares and $10,000 also due for interest.

On September 14, 2006, the Company borrowed $300,000 from Lewis Opportunity Fund LP, a major shareholder. Cash interest of 10% was paid in advance. The principal, plus additional interest of 90,000 common shares, is due on September 14, 2007. The Company may prepay all or any part of the principal after April 15, 2007 and before maturity without penalty, although the Company must give Lender five days notice before repayment to allow Lender opportunity to exercise rights of conversion. In the event of early repayment or transfer to another financing all cash interest for the entire term of the loan will be deemed earned but the interest shares will be partially earned on the following basis - prepayment within eight months - 60,000 shares; thereafter - 90,000 shares. The note is convertible at Lender’s option at any time after April 15, 2007, to unregistered common stock at the rate of $1.00 per common share, which exceeds the fair market value at the time of the loan. In the event of such a conversion of the entire principal amount, all cash and interest shares for the entire term of the loan will be fully earned. Company granted Lender a secondary lien on up to $300,000 of tangible equipment.

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

During the year ended September 30, 2006, the Company borrowed $325,000 from directors, officers and employees on a very short-term basis, which it also repaid during the same period along with cash interest totaling $10,000.

All notes payable outstanding as of September 30, 2004 were satisfied by December 2004 payments of approximately $2.4 million and issuance of 100,000 shares of Series A-10, which included five-year warrants to purchase 500,000 ONSM common shares for $1.50 per share. In connection with this, the Company wrote off unamortized discount of approximately $494,000, included in interest expense for the year ended September 30, 2005. In January 2005, the Company issued 85,488 common shares for approximately $149,000 of related interest.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 5: COMMITMENTS AND CONTINGENCIES

NASDAQ letter - The Company received a letter from NASDAQ dated August 2, 2006 indicating that the Company had 180 calendar days, or until January 29, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that the Company’s non-compliance with that rule was as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures contain penalty and acceleration clauses in the event the Company’s common stock is not traded on NASDAQ or a similar national exchange - See Note 4. The Company received a letter from NASDAQ dated December 4, 2006, stating that the Company had regained compliance with NASDAQ Marketplace Rule 4310(c)(4) as of that date, by having met the $1.00 per share or greater minimum closing bid price requirement for a minimum of 10 consecutive business days. The closing ONSM share price was $2.88 per share on January 10, 2007.

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

In addition to the above, the Company determined that once the affected purchasers had been on sufficient notice for at least one year as to these potential rescission rights, those purchasers should no longer have any damage claim for rescission. Based on two documents filed by the Company with the SEC disclosing these matters - Form NT 10-Q on May 17, 2005 and Form 10-QSB on May 23, 2005 - the Company established May 23, 2005 as the date sufficient notice had been provided to all purchasers. Therefore, as of the one-year anniversary of that notice (May 23, 2006), the Company discontinued its previous reclassification of a portion of the potentially rescissionable proceeds from shareholders’ equity, where it was originally recorded, to the balance sheet classification “equity securities subject to potential rescission”, in accordance with Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities”. This amount was $7,084,219, which was reflected as an increase in the Company’s additional paid-in capital for the year ended September 30, 2006. However, the portion of the potentially rescissionable proceeds that was reclassified to the liability “Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures” as of May 23, 2006, was retained at that date and established as the initial liability subject to future periodic adjustments to fair value in accordance with EITF 00-19 and other applicable accounting, and as discussed in Note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Consulting agreements - The Company is obligated under agreements to issue approximately 633,000 common shares and options to purchase approximately 395,000 shares (with exercise prices from $1.00 to $2.46) for consulting services subsequent to September 30, 2006, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $35,000. None of these contracts are with Company directors or officers.

SAIC agreement - As part of the December 2004 Onstream Merger (see Note 2), the Company became obligated under a Basic Ordering Agreement for Professional Solutions ("BOA") entered into by Acquired Onstream and SAIC in June 2003, pursuant to which SAIC would build an outsourced solution for customers that allows for management and use of digital rich media and offers flexible applications, including collaboration and re-purposing (the “DMSP”). SAIC agreed to design the DMSP, as hosted and managed by SAIC, to allow for the addition and customization of applications to fit the specific needs of customers. SAIC also agreed to provide certain hosting and back-office services directly to the Company, as Acquired Onstream’s successor, and in support of the Company’s customers. SAIC agreed that its services under the BOA would be billed at a discount to its regular rates throughout the term of the BOA.

The original term of the BOA ran from June 12, 2003 through December 31, 2006 and as part of a November 2006 agreement between the Company and SAIC, the contract term was extended through June 30, 2008, rescinding all previous contractual extension options. As part of this November 2006 agreement, SAIC’s previous option to cancel the contract if the Company’s minimum expenditures did not reach a certain level, was rescinded. The Company may terminate the BOA prior to the expiration of the term for convenience upon 30 days notice. SAIC may terminate the BOA if the Company is otherwise in material breach of its obligations, including timely payments of amounts due. Cancellation of the contract among other things releases SAIC to offer the Onstream Media Solution directly or indirectly to third parties.

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

Within 30 days after notice of a forward merger of Acquired Onstream with another entity, or the sale of all or substantially all of the assets of Acquired Onstream to another entity, SAIC had the right to terminate the Stock Issuance Agreement. SAIC did not terminate the Agreement as a result of the Onstream Merger and the Company has continued to pay 20% of SAIC invoices with ONSM common stock - 87,715 ONSM shares valued at $130,153 were issued to SAIC subsequent to the Onstream Merger and through September 30, 2006, including $57,142 included in Acquired Onstream’s accounts payable at the time of the Onstream Merger - see Note 2. SAIC has not objected to the use of a fair market value for ONSM shares consistent with the December 2004 conversion of its Acquired Onstream shares to ONSM shares, even though such valuation is higher than the $0.50 per share maximum established in the Stock Issuance Agreement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

As of September 30, 2006, SAIC had been paid approximately $1,786,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $112,000, which is included in accounts payable on the Company’s balance sheet at that date. As part of the November 2006 agreement between the Company and SAIC, this balance was settled by the payment of $50,000 cash and the issuance of 59,615 unregistered ONSM common shares.

Employment Contracts and Severance

On December 27, 2004, in connection with the Company’s closing of Onstream Merger (see Note 2), the Company entered into four-year employment contracts with the Company’s President, Executive Vice President, Chief Marketing Officer and Executive Vice President of Business Development. The contracts provide for base annual salaries of $163,000 ($178,000 for the President) increasing 10% per year. Each executive also receives a combined auto allowance, deferred compensation allocation and dues reimbursement allowance of $35,000 per year. In the event of a subsequent change of control or termination without cause, the Company is obligated to make payments of base salary for three years, which the executive may elect to take in a lump sum payment, plus benefits for two years. On March 8, 2005 the Company entered into a similar three-year employment agreement with its Chief Financial Officer, with a base salary of $150,000 (increasing 10% each year, with the first increase effective December 27, 2005) and other compensation of $27,000 per year. In the event of a subsequent change of control or termination without cause, the company is obligated to make payments of base salary and benefits for nine months.

Lease Commitments

In September 2002, the Company completed the sale and lease back of its principal executive offices in Pompano Beach, Florida. In connection with the agreement the Company entered into a five-year operating lease ending in September 2007. The lease provides for one five-year renewal option. The monthly base rental is currently approximately $17,600 (including the Company's share of property taxes and common area expenses) with annual three percent (3%) increases. Approximately $159,000 is included in accounts payable at September 30, 2006 related to amounts due under this lease.

In May 2004, the Company entered into a five-year operating lease for office space in San Francisco. The lease provides for one five-year renewal option at 95% of fair market value. The monthly base rental (including month-to-month parking) is approximately $16,300 with annual increases up to five percent (5%).

In December 2006, the Company extended its annual operating lease for office space in New York City, through December 31, 2007. The monthly base rental is approximately $6,200.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (continued)

Future minimum lease payments required under the non-cancelable leases, plus the capital lease included in Notes Payable as more fully discussed in Note 4, are as follows:

	Operating	Capital	All
Year Ending September 30:	Leases	Lease	Leases
2007	$483,115	$63,958	$547,073
2008	225,137	40,394	265,531
2009	116,870	26,931	143,801
2010	-	-	-
Total minimum lease payments	$825,122	$131,283	$956,405
Less: amount representing interest		16,928
Present value of net minimum lease payments		$114,355
Less: current portion		30,597
Long-term portion		$83,758

Total rental expense for all operating leases was approximately $467,000 and $452,000 for the years ended September 30, 2006 and 2005, respectively.

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

During the year ended September 30, 2005, the Company issued 2,725,659 ONSM common shares as a result of a eleven individual investors’ conversions of $2,705,000 8% Convertible Debentures and Additional 8% Convertible Debentures, plus accrued interest through the respective conversion dates - see Notes 4 and 5. Also during the year ended September 30, 2005, the Company issued 619,690 ONSM common shares as a result of four individual investors’ conversions of a total of 61,969 shares of Series A-10 preferred shares, which included accrued dividends through the respective conversion dates - see Note 5 and below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (Continued)

During the year ended September 30, 2005, the Company issued 712,626 shares of common stock for consulting, financial, advisory and other services, as follows:

497,135 shares valued at approximately $779,000 and recognized as professional fees expense over the various service periods of up to 24 months. 12,273 of these shares were issued to a company controlled by the Company’s former CFO. None of the remaining shares were issued to Company directors or officers. See Note 5 regarding the Company’s obligation to issue additional shares under such agreements.

10,000 shares issued to an employee as a bonus, with an immediately expensed value of approximately $12,100 and 26,759 shares of common stock to employees under the Plan valued at approximately $34,000.

87,715 shares issued to SAIC for services in connection with the DMSP, valued at $130,153 - see Note 5.

91,017 shares for legal services valued at approximately $134,000, including $14,400 included in Acquired Onstream’s accounts payable at the time of the Onstream Merger - see Note 2.

During the year ended September 30, 2005, the Company issued options to purchase its common shares, in exchange for consulting and financial advisory services, such options valued at approximately $590,000. The Company recognized professional fee expenses arising from these and prior issuances of shares and options for consulting and financial advisory services, including amounts related to certain executive severance agreements discussed above, of approximately $1,398,000 and $1,769,000 for the years ended September 30, 2006 and 2005, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company had approximately $566,000 in deferred equity compensation expense at September 30, 2005, which will be amortized over the remaining periods of service for these issuances, which range from two to 21 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

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
SEPTEMBER 30, 2006

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (Continued)

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

During the year ended September 30, 2006, the Company issued (i) 906,506 ONSM common shares as a result of six investors’ conversion of $895,000 of 8% Convertible Debentures, plus accrued interest and (ii) 188,740 ONSM common shares as a result of five investors’ conversion of 18,874 shares of Series A-10 Preferred - see Note 5 and below.

During the year ended September 30, 2006, the Company issued 1,092,715 shares of common stock for equipment and consulting, financial, advisory and other services, as follows:

686,143 shares valued at approximately $606,000 and recognized as professional fees expense over various service periods of up to 6 months. None of these shares were issued to Company directors or officers. However, 135,000 of these shares were issued under a consulting agreement with an individual having greater than 5% beneficial ownership in the Company as of September 30, 2005 and 2006. See Note 5 regarding the Company’s obligation to issue additional shares under such agreements.

406,572 common shares as satisfaction for equipment purchases of approximately $252,000 included in accounts payable at September 30, 2005, plus another $75,000 of equipment purchases to be received after that date.

During the year ended September 30, 2006, the Company issued options to purchase its common shares, in exchange for consulting and financial advisory services, such options valued at approximately $517,000. The Company recognized professional fee expenses arising from these and prior issuances of shares and options for consulting and financial advisory services, including amounts related to certain executive severance agreements, of approximately $1,398,000 and $1,769,000 for the years ended September 30, 2006 and 2005, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $258,000 in deferred equity compensation expense at September 30, 2006, which will be amortized over the remaining periods of service for these issuances, which range from two to 12 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (Continued)

During the year ended September 30, 2006, the Company issued (i) 368,209 common shares in lieu of the $302,206 interest accrued and due through September 30, 2006 on the 8% Convertible Debentures and the Additional 8% Convertible Debentures (which included 9,589 shares issued for $9,589 interest due on conversions during that period), (ii) 165,068 common shares in lieu of the $93,284 interest accrued and due through September 30, 2006 on the 8% Subordinated Convertible Debentures (which included 1,917 shares issued for $1,917 interest due on conversions during that period), (iii) 44,444 common shares as prepaid interest and 15,000 common shares as late payment penalty on $300,000 borrowed from Platinum Credit Group, LLC - see Note 4, (iv) 80,000 common shares as prepaid interest on $350,000 borrowed from Platinum Credit Group, LLC - see Note 4, (v) 35,000 common shares as partial interest on an aggregate $350,000 borrowed from David Namoff and Lewis Opportunity Fund LP in February 2006 - see Note 4 and (vi) 31,243 common shares as interest to various vendors.

During the nine months ended June 30, 2006, the Company issued 20,833 common shares as a result of the exercise of warrants at $1.00 per share - see Notes 5 and 8.

Preferred Stock

Series A-10 Convertible Preferred Stock

As of September 30, 2006 and 2005, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”). Prior to May 23, 2006 certain purchasers of the Series A-10 may have been entitled to certain rescission rights - see Note 5.

The Series A-10 has a coupon of 8% per annum, payable annually in cash (or semi-annually at the Company’s option in cash or in additional shares of Series A-10), has a stated value of $10.00 per preferred share and has a conversion rate of $1.00 per common share. Series A-10 dividends are cumulative and must be fully paid by the Company prior to the payment of any dividend on its common shares. The Series A-10 is not redeemable by the Company and any shares of Series A-10 that are still outstanding as of December 2008 will automatically convert into common shares. Series A-10 is senior to all other preferred share classes that may be issued by the Company and the Company may not incur any additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares. The Series A-10 holders have the right to designate one member of the Company’s board of directors. Except as explicitly required by applicable law, the holders of Series A-10 shall not be entitled to vote on any matters as to which holders of the Company’s common shares are entitled to vote. In February 2005, the board of directors and the holders of a majority of the issued and outstanding shares of Series A-10 voted to approve an increase in the authorized number of Series A-10 from 500,000 shares to 700,000 shares to provide for the possible issuance of shares of Series A-10 as dividends on Series A-10 presently outstanding.

On December 23, 2004, the Company sold 215,000 shares of Series A-10 for $2.15 million to sixteen accredited investors, plus 100,000 shares of Series A-10 for $1.0 million of previously outstanding debt to a single accredited investor - see Note 4. The 315,000 shares of Series A-10 included five-year warrants to purchase 1,575,000 common shares of ONSM for $1.50 per share. Another 8,562 shares of Series A-10 were issued to the purchasers in January 2005 as compensation for their funds being held in escrow from June 2004 through December 2004, pending shareholder approval, in accordance with Nasdaq Marketplace Rule 4350(i), of the issuance in excess of 19.99% of the Company’s common stock. In December 2004, a single shareholder converted all 232,750 shares of Series A-8 held by him into 139,650 shares of Series A-10.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

The Company’s Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. In addition, the Company issued 814 Series A-10 shares in lieu of $8,140 dividends due on conversions during the year ended September 30, 2005. The Company’s Board of Directors declared a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment. The Company’s Board of Directors declared a dividend payable on May 15, 2006 to Series A-10 shareholders of record as of May 10, 2006 of 16,701 Series A-10 preferred shares, in lieu of a $167,014 cash payment. In addition, the Company issued 484 Series A-10 shares in lieu of $4,840 dividends due on conversions during the year ended September 30, 2006.

As of September 30, 2006, the Company had issued 808,430 ONSM common shares as a result of ten investors converting a total of 80,843 shares of Series A-10 preferred shares, which included 1,298 Series A-10 shares issued for accrued dividends through the respective conversion dates. See Note 9 regarding significant conversions occurring after September 30, 2006.

The above transactions are summarized as follows through September 30, 2006:

Initial number of Series A-10 shares issued	454,650
Plus: A-10 shares issued for regular interest and dividends	55,878
Plus: A-10 shares issued for conversion dividends	1,298
Less: A-10 shares converted to common shares	(80,843)
Number of Series A-10 shares outstanding	430,983

The placement agent fees and direct issue costs for the Series A-10 financing were approximately $172,000 plus five-year warrants to purchase approximately 215,000 shares of ONSM common stock for $1.50 per share.

The estimated fair value of all warrants given in connection with the Series A-10 plus the Series A-10’s beneficial conversion feature, is $2,755,951, which, in accordance with EITF 98-05 and EITF 00-27, was allocated to additional paid in capital and discount. The Company’s management calculated the discount primarily based on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The discount, which totals $2,928,041 after inclusion of other direct costs associated with the financing, is being amortized as a dividend over the four-year term of the Series A-10. In addition, the unamortized portion of the discount related to converted securities is expensed as an additional dividend at the time of the conversion.

Other Preferred Stock Transactions

In May 2003, the Company issued 140,000 shares of Series A-8 Convertible Preferred Stock (“Series A-8”) to a shareholder as compensation for restructuring an existing loan to the Company and loaning the Company additional funds. In addition, the shareholder converted his outstanding common stock in the Company into 92,750 shares of Series A-8. In December 2004, this shareholder converted all 232,750 shares of Series A-8 held by him into 139,650 shares of Series A-10 Preferred Stock.

On February 10, 2004, the Company sold 25,000 shares of its Series A-11 non-voting redeemable Convertible Preferred Stock, plus three-year warrants to purchase 130,000 shares of its common stock, for $500,000. In December 2004, the Company redeemed all outstanding shares of Series A-11 for cash.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7: SEGMENT INFORMATION

The Company's operations are currently comprised of two operating groups, Digital Asset Management and Webcasting. These groups are managed from the Company's Pompano Beach facility, with their primary operating activities at the San Francisco and Pompano Beach facilities, respectively. See Note 1 for details about the Company’s redefinition of its segments in fiscal 2005.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the years ended September 30, 2006 and 2005 the Company provided webcasting services to one significant customer, Thomson/CCBN, under a contract that can be terminated upon a 30-day notification. Revenues from sales to Thomson/CCBN were approximately $331,000, or approximately 4%, and approximately $1,389,000, or approximately 17%, of total consolidated revenue for the years ended September 30, 2006 and 2005, respectively. These revenues represented approximately 9% and 38% of Webcasting Group revenues for the same periods.

For the years ended September 30, 2006 and 2005 the Company provided digital asset management services to another significant customer, America Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $911,000, or approximately 11%, and approximately $1,184,000, or approximately 15% of total consolidated revenue for the years ended September 30, 2006 and 2005, respectively. These revenues represented approximately 20% and 26% of Digital Asset Management Group revenues for the same periods.

For the year ended September 30, 2006 the Company provided digital asset management services to another significant customer, Discovery Education, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $641,000, or approximately 8% of total consolidated revenue for the year ended September 30, 2006. These revenues represented approximately 14% of Digital Asset Management Group revenues for the same period.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the years ended September 30, 2006 and 2005, and total assets by segment as of those dates.

	For the years ended September 30,
	2006		2005
Revenue:

Digital Asset Management Group		$4,631,360		$4,477,402
Webcasting Group		3,788,091		3,678,992
Total consolidated revenue		$8,419,451		$8,156,394

Segment operating income:

Digital Asset Management Group		$1,051,743		$763,540
Webcasting Group		145,559		826,634
Total segment operating income		1,197,302		1,590,174

Depreciation and amortization		(2,121,161)		(1,152,633)
Impairment loss on goodwill		-		(330,000)
Corporate and unallocated shared expenses		(4,933,140)		(5,714,949)
Other (expense) income, net		(609,214)		(4,030,480)

Net loss	$	(6,466,213)	$	(9,637,888)

	September 30,
	2006	2005
Total assets:

Digital Asset Management Group	$14,789,639	$14,580,103
Webcasting Group	1,408,488	1,925,137
Corporate and unallocated	968,085	1,016,847
Total	$17,166,212	$17,522,087

Depreciation, amortization and impairment losses are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8: STOCK OPTIONS AND WARRANTS

As of September 30, 2006, the Company had 15,212,431 issued and outstanding options and warrants, including 4,388,891 Plan Options; 2,431,390 Non-Plan Options to employees and directors; 2,254,239 Non-Plan Options to consultants; and 6,137,911 warrants issued in connection with various financings and other transactions.

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. On December 15, 2004, a majority of the Company’s shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000, including stock grants of up to 500,000 shares. On September 13, 2004, a majority of the Company’s shareholders voted to increase the number of shares available for issuance under the plan to 6,500,000, including stock grants of up to 2,000,000 shares.

As of September 30, 2006 the Company has outstanding options to management, employees and directors granted under the Plan. The initial term of these options were generally four to five years and they are fully vested as of September 30, 2006. All options were granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company’s shareholders voted to approve the cancellation (subject to the option holder’s approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 167,777 of the Plan Options subject to this cancellation and re-issue had expired as of January 10, 2007.

In December 2004 the Company issued four-year Plan options to purchase 50,000 common shares to General Ronald Yates upon his initial appointment to the Company's Board of Directors, immediately exercisable at an exercise price of $1.57 per share, which was the fair market value on the date of grant. In December 2004, the Company's Board of Directors granted an aggregate of 300,000 four-year Plan options exercisable at an exercise price of $1.21 per share, which was the fair market value on the date of grant, to two executives. The Board later accelerated the vesting of 150,000 of these options to the first executive, as discussed below, and the remaining 150,000 options expired unexercised as a result of termination of the second executive's employment.

In July 2005 the Company’s Board of Directors granted 2,634,224 five-year Plan options, exercisable at $1.12 per share, which was the fair market value on the date of grant. This included 1,500,000 fully vested options to Company directors and senior management, with the balance issued to other Company employees and vesting quarterly during the year ended September 30, 2006. At the same time, the Board accelerated the vesting of 150,000 four-year Plan options previously granted to a Company executive in December 2004 at an exercise price of $1.21 per share, which was the fair market value on the date of grant. The options, which were to vest in installments of 50,000 options per year, beginning December 15, 2005, were declared fully vested. At the same time, the Company issued 26,759 Plan fully paid stock grants to Company executives.

During July 2006, the Company issued four-year Plan options to purchase 50,000 common shares to Mr. Carl L. Silva upon his initial appointment to the Company’s Board of Directors, immediately exercisable at an exercise price of $0.88 per share (fair market value on the date of grant). In September 2006 the Company’s Board of Directors granted 1,500,000 five-year Plan options, exercisable at $0.71 per share, which was the fair market value on the date of grant. These options were fully vested, with 700,000 issued to Company directors (other than Mr. Silva) and senior management and the balance issued to other Company employees.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

Detail of Plan Option activity for the years ended September 30, 2006 and 2005 is as follows:

	September 30, 2006		September 30, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	2,940,895	$ 1.89	236,100	$ 21.93
Granted during the period	1,550,000	0.71	2,984,224	1.14
Expired or forfeited during the period	(102,004)	8.62	(279,429)	2.66

Balance, end of the period	4,388,891	$ 1.28	2,940,895	$ 1.89

Exercisable at end of the period	4,388,891	$ 1.28	1,806,671	$ 2.37

The Company’s 4,322,223 outstanding exercisable Plan Options at September 30, 2006 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 4.25 years and exercise prices ranging from $0.71 to $1.57 per share. The Company’s 66,668 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 2 years and exercise prices ranging from $11.25 to $22.50 per share.

As of September 30, 2006, the Company had 2,431,390 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.

As of September 30, 2006, the Company had 2,254,239 outstanding Non Plan options issued to consultants, of which (i) 1,055,000 were issued during the year ended September 30, 2006, 855,000 with an exercise price of $1.00 per share and 200,000 with an exercise price of $1.05 per share, (ii) 929,240 were issued during the year ended September 30, 2005, 870,000 with exercise prices ranging from $1.10 to $3.00 per share, and 59,240 issued at an exercise price of $3.376 per share in conjunction with the Onstream Merger and (iii) 269,999 were issued during the year ended September 30, 2004, with exercise prices of $2.25 and $2.50 per share. These options granted to consultants have exercise prices from $1.00 to $3.38 per share and expire at various dates from June 2008 to September 2011. 268,750 of the above options were not vested as of September 30, 2006, including 125,000 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract. See Note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2006, the Company had outstanding vested warrants to purchase an aggregate of 6,137,911 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.00 to $10.65 expiring from April 2007 to April 2011. During the year ended September 30, 2006 the Company granted 997,917 of these warrants - 987,500 five-year warrants at an exercise price of $1.50 per share issued in connection with the 8% Subordinated Convertible Debentures and which are not exercisable until September 2006 and 10,417 five-year warrants at an exercise price of $1.65 per share as a result of the exercise of $1.00 warrants discussed below. During the year ended September 30, 2005 the Company granted 4,847,693 of these warrants - 2,936,250 five-year warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 1,790,000 five-year warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. In addition, 292,301 of these warrants were granted by the Company in connection with other financing activities in periods prior to the year ended September 30, 2005- 10,000 four-year warrants at an exercise price of $4.50 per share issued with the sale of Series A-9; 40,000 one-year warrants at an exercise price of $3.00 per share issued with the sale of Series A-9; 130,000 three-year warrants at an exercise price of $2.28 per share issued with the sale of Series A-11; 82,300 four-year warrants at an exercise price of $3.00 per share issued with the sale of common stock; and 30,001 warrants at exercise prices from $2.65 to $10.65 per share, issued with other transactions. See Notes 4 and 6.

In addition to the warrants listed above, the Additional 8% Convertible Debentures included one-year warrants to purchase 2,175,000 common shares of ONSM for $1.00 per share. The one-year warrants were subject to the approval of a majority of the Company’s shareholders, which was obtained at the September 13, 2005 shareholder meeting, and at which time the one-year term of those warrants began. The one-year warrants provided for the issuance of additional five year warrants, exercisable at $1.65 per share, to purchase 50% of the common shares of ONSM acquired upon the exercise of the one-year warrants. During April 2006, the Company issued a five-year warrant to purchase 10,417 common shares for $1.65 per share as the result of a single investor’s exercise of a warrant for 20,833 common shares at $1.00 per share. Effective September 13, 2006, the remaining $1.00 warrants expired without having been exercised. See Note 4.

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

On October 27, 2006 the Company entered into a four-year promissory note in the aggregate principal amount of $1.0 million, which was funded in installments through December 2006. The note is unsecured and subordinate to all other liabilities of the Company. The note bears interest at a rate of 17.75% per annum, payable in cash quarterly in arrears or, at Company’s option, in Company’s unregistered common stock valued at $1.00 per share. If interest is paid in shares, it must be prepaid on a non-compounding, non-refundable basis for the entire remaining term of the loan. The Company elected to prepay all interest with the aggregate issuance of 694,495 unregistered common shares during November and December 2006.

At any time after April 27, 2007, or earlier if agreed to by the Company, the lending entity, at its option, may begin converting the outstanding principal to the Company’s unregistered common stock at the rate of $1.00 per share through October 25, 2009, and at the rate of $2.00 per share thereafter. The Company allowed the note to be converted into 1.0 million unregistered common shares on January 10, 2007. The Company has granted the lending entity demand registration rights, effective six months from the date of the note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS (Continued)

In connection with the above transaction, the Company has agreed to pay a finder’s fee to another individual not affiliated with the lending entity and not a director or officer of the Company, but who has greater than a 5% beneficial ownership in the Company. This finder’s fee is payable as 100,000 shares of the Company’s common stock, which the Company issued in November 2006, plus immediately exercisable four-year options to purchase 50,000 shares of the Company’s common stock at $1.00 per share, which was greater than the fair value of those shares at the option grant date. In November 2006, the Company entered into a three-year consulting contract with the principal and beneficial owner of the lending entity, for the provision of international business development and financial advice. The contract, which is cancellable upon thirty days notice after the first year, calls for the issuance of 60,000 restricted common shares in advance every six months.

The Company’s Board of Directors declared a dividend payable on November 15, 2006 to Series A-10 shareholders of record as of November 10, 2006 of 17,239 Series A-10 preferred shares, in lieu of a $172,394 cash payment.

During November and December 2006 and through January 10, 2007, the Company issued an aggregate of 4,812,982 registered common shares as a result of conversions by several investors of 8% Senior and Subordinated Convertible Debentures and Series A-10 Preferred, as follows:

(i)	2,404,887 ONSM common shares for the conversion of $2,369,855 of 8% Senior Convertible Debentures, plus accrued interest,

(ii)	1,500,405 ONSM common shares for the conversion of $1,475,000 of 8% Subordinated Convertible Debentures, plus accrued interest,

(iii)	907,690 ONSM common shares for the conversion of 90,769 shares of Series A-10 Preferred, including accrued dividends.

The above debenture conversions will result in a one-time non-cash expense of approximately $1.5 million for the three months ended December 31, 2006 and another approximately $100,000 for the three months ended March 31, 2007, arising from the write-off of an unamortized debt discount.

During December 2006 and through January 10, 2007, the Company received approximately $3.1 million from the exercise of previously issued warrants and options, resulting in its issuance of 2,076,479 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.00 per share.

The above debenture conversions as well as the warrant exercises will reduce the pool of derivatives that the Company is required to adjust to market value each quarter in accordance with EITF 00-19. However the impact on the December 31, 2006 financial statements will depend on, among other things, the market price and calculated volatility of the Company’s shares at that date.

During January 2007, the Company issued 20,971 common shares in lieu of the $34,599 interest accrued and due through December 31, 2006 on the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures.

Subsequent to September 30, 2006, $750,000 of notes payable included on the Company’s balance sheet at that date were renegotiated to include conversion rights at $1.00 and $1.22 per share. One of these lenders also has the right to lend another $1,050,000 with conversion rights at $1.00 per share, including the right to require prepaid interest in shares converted at that rate, of which $400,000 was received by the Company in December 2006 and $50,000 received in January 2007. See Note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS (Continued)

During the period from October 1, 2006 through January 10, 2007, the Company issued 290,000 unregistered shares of common stock for consulting, financial advisory and legal services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $230,000 over the service period. None of these shares were issued to Company directors or officers.

On November 8, 2006, the Company issued 59,615 unregistered shares of common stock to SAIC as payment for services previously capitalized by the Company at $62,000 and included in accounts payable at September 30, 2006. The Company agreed to include these shares in the next registration statement filed by it. See Note 5.