Form 10QSB
period 2006-12-31
Onstream Media CORP
filed 2007-02-20
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-22849

Onstream Media Corporation
(Exact name of small business issuer as specified in its charter)

65-0420146
(IRS Employer Identification No.)

Florida
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 9, 2007 the registrant had issued and outstanding 26,509,424 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at December 31, 2006 and Consolidated Balance Sheet at September 30, 2006	3 - 4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2006 and 2005	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2006	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 and 2005	7 - 8

Notes to Unaudited Consolidated Financial Statements	9 - 39

Item 2 - Management’s Discussion and Analysis
or Plan of Operations	40 - 49

Item 3 - Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	51

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3 - Defaults upon Senior Securities	52

Item 4 - Submission of Matters to a Vote of Security Holders	52

Item 5 - Other Information	52

Item 6 - Exhibits	52

Signatures	53

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,717,342	$222,963
Restricted cash	8,485	8,485
Accounts receivable, net of allowance for doubtful accounts of $36,423 and $28,550, respectively	1,248,073	1,529,820
Prepaid expenses	392,836	398,203
Inventories	65,195	66,807
Other current assets	36,041	49,271
Total current assets	4,467,972	2,275,549

PROPERTY AND EQUIPMENT, net	4,540,240	4,898,715
INTANGIBLE ASSETS, net	8,091	190,025
GOODWILL, net	9,692,845	9,692,845
OTHER NON-CURRENT ASSETS	283,116	109,078

Total assets	$18,992,264	$17,166,212

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31, 2006	September 30, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,165,855	$2,826,676
Amounts due to shareholders and officers	209,419	209,419
Deferred revenue	122,055	268,237
8% Convertible Debentures - current portion, net of discount	249,689	726,478
Notes payable - current portion	483,906	892,032
Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures	-	834,125
Detachable Warrants and Embedded Conversion Feature associated with 8% Subordinated Convertible Debentures	-	281,809
Total current liabilities	3,230,924	6,038,776

8% Convertible Debentures, net of discount and current portion	315,668	912,657
8% Subordinated Convertible Debentures, net of discount	458,541	1,294,870
Notes payable, net of discount and current portion	1,204,312	533,758

Total liabilities	5,209,445	8,780,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 377,291 and 430,983 issued and outstanding, respectively	38	43
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 22,207,701 and 15,127,253 issued and outstanding, respectively	2,221	1,513
Unamortized discount	(990,210)	(1,369,617)
Additional paid-in capital	97,983,657	87,699,908
Accumulated deficit	(83,212,887)	(77,945,696)
Total stockholders' equity	13,782,819	8,386,151

Total liabilities and stockholders' equity	$18,992,264	$17,166,212

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2006	2005
REVENUE:
Digital asset management	$554,402	$446,828
Network usage and services	529,760	503,485
Network equipment sales and rentals	54,656	66,645
Webcasting	999,468	794,090
Travel production and distribution	36,227	45,747
Total revenue	2,174,513	1,856,795

COSTS OF REVENUE:
Digital asset management	237,117	149,948
Network usage and services	232,825	238,299
Network equipment sales and rentals	22,987	14,036
Webcasting	337,256	302,451
Travel production and distribution	11,466	17,469
Total costs of revenue	841,651	722,203

GROSS MARGIN	1,332,862	1,134,592

OPERATING EXPENSES:
General and administrative:
Compensation	1,277,850	1,140,569
Professional fees	498,940	555,068
Other	386,205	345,036
Depreciation and amortization	681,723	406,293
Total operating expenses	2,844,718	2,446,966

Loss from operations	(1,511,856)	(1,312,374)

OTHER (EXPENSE) INCOME:
Interest income	3,601	1,391
Interest expense	(1,871,095)	(443,627)
Debt extinguishment loss	(135,000)	-
Other (expense) income, net	26,905	17,068

Total other (expense) income, net	(1,975,589)	(425,168)

Net loss	$(3,487,445)	$(1,737,542)

Loss per share - basic and diluted:

Net loss per share	$(0.21)	$(0.14)

Weighted average shares of common stock outstanding - basic and diluted	16,579,373	12,401,540

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2006	430,983	$43	15,127,253	$1,513	$87,699,908	$(1,369,617)	$(77,945,696)	$8,386,151
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2	-	-	-	-	2,416,891	-	(1,300,957)	1,115,934
Conversion of 8% Convertible Debentures to common shares	-	-	3,592,476	359	3,592,117	-	-	3,592,476
Conversion of Series A-10 preferred shares to common shares	(71,472)	(7)	714,720	71	(64)	235,506	(235,506)	-
Issuance of shares, warrants and options for equipment, services and incentives	-	-	364,615	37	400,253	-	-	400,290
Common shares and options issued for interest and fees on 8% Convertible Debentures and Notes Payable	-	-	815,466	82	1,233,350	-	-	1,233,432
Common shares issued upon exercise of warrants and options	-	-	1,593,171	159	2,328,400	-	-	2,328,559
Beneficial conversion included in J&C Resources note	-	-	-	-	135,000	-	-	135,000
Dividends accrued or paid on Series A-10 preferred	17,780	2	-	-	177,802	143,901	(243,283)	78,422
Net loss	-	-	-	-	-	-	(3,487,445)	(3,487,445)

Balance, December 31, 2006	377,291	$38	22,207,701	$2,221	$97,983,657	$(990,210)	$(83,212,887)	$13,782,819

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,487,445)	$(1,737,542)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	681,723	406,293
Amortization of discount on notes payable	89,701	22,148
Amortization of discount on convertible debentures	1,622,532	320,271
Interest expense paid in common shares and options	150,412	78,831
Amortization of deferred services and incentives, including shares issued for severance and services	337,843	334,785
Debt extinguishment loss	135,000	-
Increase in allowance for doubtful accounts	8,773	984
Gain from settlements of obligations	(3,607)	-
	(465,068)	(574,230)
Changes in assets and liabilities:
Decrease in accounts receivable	272,974	143,223
Decrease in prepaid expenses	5,814	147,810
Decrease in other current assets	13,230	1,977
Decrease (Increase) in inventories	1,612	(2,299)
(Decrease) Increase in accounts payable and accrued liabilities	(443,154)	106,084
(Decrease) Increase in deferred revenue	(146,182)	24,741
Net cash (used in) operating activities	(760,774)	(152,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(273,406)	(263,591)
Net cash (used in) investing activities	(273,406)	(263,591)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	$2,328,559	$-
Proceeds from loans and notes payable, net of expenses	1,400,000	420,000
Repayment of loans, notes and leases payable	(200,000)	(7,852)
Net cash provided by financing activities	3,528,559	412,148

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,494,379	(4,137)

CASH AND CASH EQUIVALENTS, beginning of period	222,963	4,137

CASH AND CASH EQUIVALENTS, end of period	$2,717,342	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$40,316	$55,606

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A-10 convertible preferred to common shares	$714,720	$15,510
Conversion of 8% Convertible Debentures to common shares	$3,592,476	$174,211
Net decrease in amount of equity securities subject to potential rescission, including portion classified as liability	$-	$520,684
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2, resulting in reversal of previous reclassifications from equity to liability	$2,416,891	$-
Issuance of shares, warrants and options for deferred services and incentives	$338,290	$232,632
Issuance of shares for payment of accounts payable	$62,000	$226,350
Issuance of common shares and options for interest	$1,233,432	$111,066
Issuance of A-10 preferred shares for dividends	$177,804	$166,522
Disposal of property and equipment	$-	$502,366

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Onstream Media Corporation (the "Company" or "Onstream" or "ONSM"), organized in 1993, is an online service provider of live and on-demand rich media communications, including digital asset management services and webcasting. Digital asset management services are provided primarily to entertainment, advertising and financial industry customers. Webcasting services are provided primarily to corporate, education, government and travel industry customers.

See Note 2 regarding the Company’s December 23, 2004 acquisition of Acquired Onstream. As a result of that acquisition, the Company changed its name to Onstream Media Corporation in January 2005.

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

In addition, through its subsidiary doing business under the name EDNet, the Digital Asset Management Group provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The global network, with approximately 500 active clients in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim, enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. EDNet also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications. EDNet generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees.

The Webcasting Group provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting Group also produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own on-line travel portal - www.travelago.com ("Travelago"). See Note 3 regarding the disputed sale, and related settlement, of these travel related assets and operations. The Webcasting Group generates revenues through production and distribution fees.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $83.2 million as of December 31, 2006. The Company's operations have been financed primarily through the issuance of equity and debt. For the three months ended December 31, 2006, ONSM had a net loss of approximately $3.5 million and cash used in operations of approximately $761,000. For the year ended September 30, 2006, ONSM had a net loss of approximately $6.5 million and cash used in operations of approximately $1.5 million. However, the Company had working capital of approximately $1.2 million at December 31, 2006, which is before the effect of significant cash proceeds to the Company from the exercise of warrants and options, conversions of 8% Senior and Subordinated Convertible Debentures to ONSM common stock, and long-term financing, all occurring after December 31, 2006 - see Note 9.

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
DECEMBER 31, 2006

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
DECEMBER 31, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software

Included in property and equipment is computer software developed for internal use, including the Digital Media Services Platform (“DMSP”) - see notes 2 and 3. Such amounts have been accounted for in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs”. Such costs are amortized on a straight-line basis over three years, commencing when the related asset has been substantially placed in service.

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
DECEMBER 31, 2006

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30 and December 31, 2006 is immaterial in relation to the Company’s recorded liabilities.

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

Deferred revenue represents amounts billed to customers for webcasting, EDNET or digital asset management services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in fully earned, non-refundable digital asset management fees during the year ended September 30, 2006 that were not included in the revenue reported for that period. Based on applicable accounting literature, including SAB 104, “Revenue Recognition”, the Company has included this amount on its September 30, 2006 balance sheet under the caption “Deferred Revenue” and recognized it as revenue during the three months ended December 31, 2006.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Derivatives

Through September 30, 2006, the Company accounted for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. These non-hedging contracts accounted for in accordance with EITF 00-19 included freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that were bifurcated from the host financing contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s statement of operations, subject to the accounting for equity securities that were subject to potential rescission as discussed in Note 4. Effective within the three months ended December 31, 2006, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14.

Net Loss Per Share

For the three months ended December 31, 2006 and 2005, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 13,757,370 and 15,342,212 at December 31, 2006 and 2005, respectively. The December 31, 2005 number includes warrants contingent on the exercise of warrants that expired unexercised in September 2006 - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2006 have been excluded from the calculation of weighted average shares outstanding: (i) 377,291 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 3,772,910 shares of our common stock and (ii) $942,367 of senior secured convertible notes (“8% Convertible Debentures”) and $750,000 of subordinated convertible notes (“8% Subordinated Debentures”), which in aggregate could potentially convert into 1,692,367 shares of our common stock. The potential dilutive effects of the following convertible securities outstanding at December 31, 2005 have been excluded from the calculation of weighted average shares outstanding: (i) 431,132 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 4,311,320 shares of our common stock and (ii) $3,650,000 of senior secured convertible notes (“8% Convertible Debentures”) which could potentially convert into 3,650,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

The Company has a stock based compensation plan for its employees (the “Plan”).  In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the three months ended December 31, 2006. Prior to October 1, 2006, the Company had elected to use Accounting Principles Board Opinion (“APB”) 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in “Accounting for Stock-Based Compensation" ("SFAS 123") had been used during the three months ended December 31, 2005 in accounting for employee options issued within the Plan (“Plan Options”) and outside the Plan (“Non-Plan Options”).

	For the three months ended December 31, 2005
Net loss, as reported	$	(1,737,542)
Total stock based compensation expense		(190,986)
Pro forma net loss	$	(1,928,528)
Net loss per share - basic and diluted:
Net loss per share, as reported		$(0.14)
Net loss per share, pro forma		$(0.16)

Total stock based compensation expense was determined by applying the fair value based method for all employee awards, net of tax. The fair value of each option expensed during the three months ended December 31, 2005 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 65%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 5 years, the full term of the related option.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed at the time the services contemplated by the options are provided to the Company.

See Note 8 for additional information related to all stock option issuances.

Effects of Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections”, which replaced APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting and reporting of a change in an accounting principle. APB 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new principle in net income for the period of the change. SFAS 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine the necessary information. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and adoption by the Company as of October 1, 2006 did not have a material impact on the Company's overall results of operations or financial position. As indicated in Note 5, the cumulative effect of the Company’s adoption of FSP EITF 00-19-2 was reflected via direct adjustments to equity accounts without affecting net income, as prescribed by that pronouncement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, which retained the definition of a conventional convertible debt instrument set forth in EITF 00-19 and which is used in determining certain exemptions to the accounting prescribed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of “conventional” and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 was effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005, and the Company adopted it on July 1, 2005, with no material effect on its financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006, which was based on the Company’s application of EITF 00-19 as well as other authoritative literature. As noted under “Derivatives” above, the Company’s adoption of FSP EITF 00-19-2 as of December 31, 2006, resulted in discontinuance of this liability classification under EITF 00-19.

In July 2005, the FASB issued FASB Staff Position (“FSP”) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares”. FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise or in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. FSP 150-5 was effective for the first reporting period beginning after December 31, 2005 and the Company adopted it on July 1, 2005, with no material effect on its financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006, which was based on the Company’s application of SFAS 150 as well as other authoritative literature. As noted under “Derivatives” above, the Company’s adoption of FSP EITF 00-19-2 as of December 31, 2006, resulted in discontinuance of this liability classification under EITF 00-19.

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

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2006. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of December 31, 2006 and the results of their operations and cash flows for the three months ended December 31, 2006 and 2005. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s intangible assets is as follows:

	December 31, 2006				September 30, 2006
	Gross Carrying Amount	Accumulated Amortization		Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill-Acquired Onstream	$8,421,401		$-	$8,421,401	$8,421,401	$-	$8,421,401
Goodwill - EDNet	1,271,444		-	1,271,444	1,271,444	-	1,271,444
Customer Lists - MOD	3,071,722		(3,071,722)	-	3,071,722	(2,918,136)	153,586
Customer Lists - Virage	332,000		(323,909)	8,091	332,000	(295,561)	36,439

	$13,096,567	$	(3,395,631)	$9,700,936	$13,096,567	$(3,213,697)	$9,882,870

On October 22, 2003 the Company executed an agreement and plan of merger agreement with privately held Acquired Onstream to acquire the remaining 74% of Acquired Onstream not already owned by the Company. On December 23, 2004, after approval by a majority of the Company’s shareholders in a duly constituted meeting, Acquired Onstream was merged with and into OSM Acquisition Inc., a Delaware corporation and the Company’s wholly owned subsidiary (the “Onstream Merger”). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. The Company also issued common stock options to directors and management as additional compensation at the time of and for the Onstream Merger, which was accounted for in accordance with APB 25 - see Note 1. An investment banking firm issued a fairness opinion regarding this transaction to the Company’s board of directors.

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
DECEMBER 31, 2006

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

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The Company performed impairment tests on two reporting units, the Webcasting Group and EDNet as of September 30, 2006, as well as Acquired Onstream as of December 31, 2006. The Company, assisted by an independent third party appraiser, assessed the fair value of the net assets of each of those reporting units by considering the projected cash flows of those two groups and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, the Company concluded that there was no impairment of the net assets of either the Webcasting Group nor EDNet as of September 30, 2006 and no impairment of Acquired Onstream’s net assets as of December 31, 2006. The valuations of the Webcasting Group, EDNet and Acquired Onstream incorporate management’s estimates of future sales and operating income, which estimates in the case of Acquired Onstream are dependent on a product (the DMSP) from which meaningful sales are yet to be realized.

The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

As of September 30, 2004, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan’s continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note is collateralized by Curaspan’s assets, subordinate to a lending bank’s interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan’s uncured default under the note. Due to Curaspan’s continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received. All scheduled payments have been made through February 9, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31,	September 30,	Useful Lives
	2006	2006	(Years)

Equipment and Software	$7,583,911	$7,493,679	1-5
DMSP	4,133,061	4,081,978	3
Travel video library	1,368,112	1,368,112	2
Furniture and fixtures	179,205	179,205	5-7
Capitalized internal use software	333,485	333,485	3
Leasehold improvements	288,745	288,745	5
	13,886,519	13,745,204
Less: Accumulated depreciation
and amortization	(9,346,279)	(8,846,489)

Net book value	$4,540,240	$4,898,715

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $500,000 and $224,000 for the three months ended December 31, 2006 and 2005, respectively. The Company recorded the disposal of approximately $500,000 of fully depreciated furniture and equipment during the three months ended December 31, 2005.

The DMSP is comprised of four separate “products”, only two of which were available on an individual basis at the time of the Onstream Merger. The four separate products are transcoding, storage, search and retrieval and distribution. Effective April 29, 2005, all four products were accessible on an integrated basis via an SAIC designed interface using North Plains technology and incorporating security features available through SAIC. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) of the DMSP’s carrying cost began and continued until the fourth product was placed in service during October 2006, at which time the Company began to depreciate of 100% of the DMSP’s carrying cost. See Note 2 regarding the initial purchase of this asset from Acquired Onstream and Note 5 regarding the SAIC contract.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005.  On September 23, 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believed were without merit. On February 12, 2007, the Company agreed to a full settlement of this legal action, which required only the refund of the $50,000 deposit, which was classified as deferred revenue on the Company’s balance sheet as of September 30 and December 31, 2006.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

8% Subordinated Convertible Debentures

In March and April 2006 the Company sold to several accredited investors $2.3 million principal amount of 8% subordinated secured convertible notes (“8% Subordinated Convertible Debentures”), together with common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock for $1.50 per share.

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

Additional terms of the 8% Subordinated Convertible Debentures include:

* unless converted or redeemed as described below, the initial $2.3 million principal amount of the 8% Subordinated Convertible Debentures are due on or before March 28, 2010 and a permitted future $1.2 million principal amount will be due on or before the date four years after any required shareholder approval is obtained,

* subject to certain exceptions, while the notes are outstanding the Company cannot purchase, redeem or otherwise acquire any capital stock, issue any variable priced equity securities or variable price equity linked securities and for a period of one year after the closing, may not issue an equity or equity-linked issuance below the $1.00 conversion price, with the exception of certain items such as employee stock options. The Company has also agreed not to redeem or repurchase any portion of its Series A-10 Preferred Stock, or any other preferred stock, common stock or equity equivalent prior to either the maturity date of the notes or until all the notes have been converted without the consent of the holders of 51% of the outstanding notes,

* the notes are convertible at any time at the option of the holder into shares of ONSM common stock at a conversion price of $1.00 per share which is subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below $1.00 per share, subject to adjustment as set forth above,

* if at any time while all or any portion of the 8% Subordinated Convertible Debentures are outstanding the trading price of ONSM common stock exceeds $1.50 per share for a minimum of 20 days during a 30 day period, then an amount of the notes equal to the total volume for the 30 day period multiplied by the average daily closing price multiplied by 20% will automatically convert into shares of ONSM common stock at the conversion price of $1.00 per share, with each note converted on a pro-rata basis based on initial principal and subject to adjustment as set forth above. The closing ONSM share price was $3.44 per share on January 11, 2007, which represented the twentieth consecutive day in excess of $1.50 per share - see Note 9 regarding automatic conversions occurring on January 22, 2007,

* the number of shares of ONSM common stock acquired by any holder upon conversion of the notes is limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock,

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Subordinated Convertible Debentures (Continued)

* the Company can prepay all or any portion of the principal amount of the notes, plus any accrued but unpaid interest. If the Company should elect to prepay the notes, the holders will have five trading days to convert the notes into shares of ONSM common stock. Prepayment of the notes must be pro-rata amongst the holders in an amount equal to 115% of the principal amount of the notes being redeemed, and

* beginning at the end of the 24th month following the issuance date the principal outstanding on any remaining 8% Subordinated Convertible Debentures will be paid in nine equal quarterly installments on the last day of each successive quarter. The Company has the option to pay the quarterly installments in shares of ONSM common stock if the volume weighted average price during the preceding quarter is greater than $1.18 per share. The portion that can be paid in common stock is based upon a formula of 20% of the total trading volume for the quarter multiplied times the average closing price. In any quarter where this formula would result in the issuance of shares of common stock that exceed the amount of the quarterly installment, at the holders option an additional amount of up to 20% may be converted and applied to the final quarterly payment. The closing ONSM share price was $3.55 per share on February 9, 2007.

In connection with the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below $1.50 per share. Starting one year after issuance, the warrants include a cashless exercise feature, which provides that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock.

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
DECEMBER 31, 2006

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

Based on the Company’s application of EITF 00-19 and SFAS 133 through September 30, 2006, it determined that the requirement, discussed above, that the Company file a registration statement including the shares underlying the 8% Subordinated Convertible Debenture and the related $1.50 warrants would require that the amount originally recorded as equity for the embedded conversion feature in the 8% Subordinated Convertible Debentures, as well as the related $1.50 warrants, be reclassified from equity to liability. Although the warrants were not exercisable until six months after their issuance, as discussed above, the Company determined that EITF 00-19 prohibits equity classification for any provision in a contract that could require net-cash settlement and does not appear to contain an exception for such provisions that are not yet applicable. Even after the registration statement was filed by the Company on June 9, 2006, and declared effective by the SEC on July 26, 2006, the “cashless exercise” option discussed above would also result in the continued classification as a liability of the amount recorded for the $1.50 warrants as of September 30, 2006, although that option only becomes available to investors one year after issuance of the warrants and only in the event there is no effective registration statement. Although the filing of the registration statement was no longer a basis for recording the embedded conversion feature as a liability as of September 30, 2006, the existence of penalties for lack of an effective registration and/or listing for the Company’s shares, as discussed above, would result in the continued classification as liability at that date of the amount recorded for the embedded conversion feature.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Subordinated Convertible Debentures (Continued)

Although the Company does not believe that payments in connection with these provisions is likely, EITF 00-19 requires that accounting for them be done without regard to probability. EITF 00-19 also requires that the amount reclassified as a liability be adjusted to fair value at each reporting period. Accordingly, the Company has reflected a liability of $281,809 on its September 30, 2006 balance sheet, $917,917 of such amount representing the initial reclassification to liability of the $1.50 warrants and the embedded conversion feature in the 8% Subordinated Convertible Debentures and the difference of $636,108 representing the adjustment to fair value included as income under the caption “income from derivative instruments” in the Company’s statement of operations for the year ended September 30, 2006. Effective within the three months ended December 31, 2006, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14. In accordance with the transitional adoption requirements of FSP EITF 00-19-2, the Company reflected the cumulative effect of this change in accounting principle in its December 31, 2006 financial statements as a $917,917 increase in its additional paid-in capital and a $636,108 increase in its accumulated deficit. Such changes were effective at the beginning of the three month period then ended.

The Company has concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of December 31, 2006, that material payments under these registration payment arrangements are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date.

In March and April 2006 the Company paid the selling agents fees totaling $163,000 and issued them 182,500 common stock purchase warrants with terms identical to the warrants sold with the initial $2.3 million principal 8% subordinated secured convertible notes.

The estimated fair value of all warrants given in connection with the 8% Subordinated Convertible Debentures plus the value of the 8% Subordinated Convertible Debentures’ beneficial conversion feature is $917,917, which was calculated in accordance with EITF 98-05 (“Accounting for Convertible Securities with Beneficial Conversion Features”) and EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and allocated to additional paid in capital and debt discount. The Company’s management calculated the discount based on its estimate of the fair value of the warrants and the fair value of the notes, which were allocated on a pro-rata basis as a percentage of the face value of the convertible securities, and the intrinsic value of the beneficial conversion feature. The fair value of the warrants was calculated using the Black-Scholes model including the following assumptions: expected volatility of 56% and risk free interest rate of 6.25%. The estimated fair value of the note was based on the present value of the expected cash flows, discounted at approximately 13% per annum, which Company management determined to be an appropriate interest rate for this financing on a stand-alone basis. The intrinsic value of the beneficial conversion feature was based on the closing price of the stock at the date of issuance, its relationship to the conversion price of the instrument and the value of the warrants. The debt discount, totaling $1,102,033 after inclusion of other direct costs associated with the financing, is being amortized to interest expense over the four year term of the 8% Subordinated Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities is expensed as interest at the time of the conversion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Subordinated Convertible Debentures (Continued)

The interest on the Subordinated Convertible Debentures of 8% per annum is payable in arrears with the first interest payment due on September 28, 2006 and payment dates quarterly thereafter in cash, or common shares (at 85% of the market price per share) at the Company’s option. The Company issued 165,068 common shares in lieu of the $93,284 interest accrued during the year ended September 30, 2006, which included 1,917 shares issued for $1,917 interest due on conversions during that period. The Company issued 34,700 common shares in lieu of the $44,671 interest accrued during the three months ended December 31, 2006, which included 25,405 shares issued for $25,405 interest due on conversions during that period.

As of December 31, 2006, $1,550,000 of 8% Subordinated Convertible Debentures, plus accrued interest, had been converted into 1,577,322 common shares and $750,000 of the 8% Subordinated Convertible Debentures had not been converted. See Note 9 regarding further conversions occurring after December 31, 2006.

The above transactions are summarized as follows through December 31, 2006:

Initial gross proceeds	$2,300,000
Less: conversions to common shares	(1,550,000)
Less: initial discount	(1,102,033)
Plus: amortization and write-off of discount	810,574
8% Subordinated Convertible Debentures, net of discount	$458,541

8% Senior Convertible Debentures

On December 23, 2004, the Company sold senior secured convertible notes (“8% Convertible Debentures”), which have a $1.00 conversion rate per common share and included five-year warrants to purchase 1,522,500 common shares of ONSM for $1.65 per share, to several accredited investors for gross proceeds of $4.35 million. The 8% Convertible Debentures are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries.

The 8% Convertible Debentures included an Additional Investment Right (“AIR”) of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the “Additional 8% Convertible Debentures”) have substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise. The Additional 8% Convertible Debentures included five-year warrants to purchase 761,250 common shares of ONSM for $1.65 per share and one-year warrants to purchase 2,175,000 common shares of ONSM for $1.00 per share. The one-year warrants were subject to the approval of a majority of the Company’s shareholders, which was obtained at the September 13, 2005 shareholder meeting, and at which time the one-year term of those warrants began. In the event the one-year warrants were exercised, the Company would issue additional five year warrants, exercisable at $1.65 per share, to purchase 50% of the common shares of ONSM acquired upon the exercise of the one-year warrants. During April 2006, the Company issued a five-year warrant to purchase 10,417 common shares for $1.65 per share as the result of a single investor’s exercise of a warrant for 20,833 common shares at $1.00 per share. Effective September 13, 2006, the remaining $1.00 warrants expired without having been exercised. See Note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Senior Convertible Debentures (Continued)

All 8% Convertible Debentures outstanding as of a certain date are required to be repaid in nine equal quarterly installments. Although the note documents indicate that these quarterly payments start on September 30, 2006, this would result in the ninth payment being on September 30, 2008, which is 2.5 months earlier than the stated note maturity date. Therefore the Company believes that the intent of the documents was for the quarterly repayments to start in December 2006 and end with the ninth payment in December 2008, the stated maturity date. The December 31, 2006 financial statements reflect a current liability of $249,689, which is equal to four of those quarterly payments, net of the related discount. However, as a result of conversions occurring after December 31, 2006 (see Note 9), the amount of the next four quarterly installments, net of discount, has been reduced to approximately $130,000.

All or part of these nine quarterly installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company’s issued and outstanding stock. The initial quarterly payment due in December 2006 was satisfied by the Company’s issuance of shares, which was reported as conversions of debt to equity and accounted for accordingly. All or part of these installments may be paid in ONSM common shares subject to a formula based on trading volume and share price and provided that the volume weighted average share price during the quarter prior to payment exceeds $1.18 per share. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company’s issued and outstanding stock. The closing ONSM share price was $3.55 per share on February 9, 2007.

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares) on a registration statement declared effective by the SEC on June 29, 2005. Beginning on the date of such registration, and provided that the average price during at least 20 days of the 30-day period prior to conversion exceeds $1.63 per share, all or part of the 8% Convertible Debentures will automatically convert to common shares, the dollar amount of the 8% Convertible Debentures being converted based on a formula incorporating the trading volume and share price of ONSM stock. However, the number of shares acquired by any holder upon conversion is limited so that following the conversion the total number of shares owned by the holder does not exceed 9.999% of the Company’s issued and outstanding stock. The closing ONSM share price was $3.44 per share on January 11, 2007, which represented the twentieth consecutive day in excess of $1.63 per share - see Note 9 regarding automatic conversions occurring on January 22, 2007.

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
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Senior Convertible Debentures (Continued)

Based on the Company’s application of EITF 00-19 and SFAS 133 through September 30, 2006, it determined that the existence of the 1% per month penalties for lack of an effective registration and/or listing for the company’s shares, as well as the “cashless exercise” option, all discussed above, required that the amount originally recorded as equity for the $1.00 warrants, the $1.65 warrants and the embedded conversion feature in the 8% Convertible Debenture and Additional 8% Convertible Debenture be classified as a liability. Although the Company does not believe that the assessment of these penalties is likely, EITF 00-19 requires that accounting for them be done without regard to probability. EITF 00-19 requires that the amount recorded as a liability be adjusted to fair value at each reporting period. These amounts were also subject to accounting for a potential rescission through May 23, 2006, during which time the Company did not reflect the effect of such adjustments in its statement of operations. Accordingly, the Company has reflected a liability of $834,125 on its September 30, 2006 balance sheet, $1,498,974 of such amount representing the valuation of the $1.65 warrants and the embedded conversion feature in the 8% Convertible Debentures as of May 23, 2006 (the last day of the potential rescission period) and the difference of $664,849 representing the adjustment to fair value included as income under the caption “income from derivative instruments” in the Company’s statement of operations for the year ended September 30, 2006.

Effective within the three months ended December 31, 2006, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14. In accordance with the transitional adoption requirements of FSP EITF 00-19-2, the Company reflected the cumulative effect of this change in accounting principle in its December 31, 2006 financial statements as a $1,498,974 increase in its additional paid-in capital and a $664,849 increase in its accumulated deficit. Such changes were effective at the beginning of the three month period then ended.

The Company has concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of December 31, 2006, that material payments under these registration payment arrangements are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date.

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
DECEMBER 31, 2006

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

The interest on the Convertible Debentures of 8% per annum is payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company’s option. During the year ended September 30, 2005, the Company issued 267,248 common shares in lieu of the $310,427 interest accrued and due through that date. The Company issued 368,209 common shares in lieu of the $302,206 interest accrued during the year ended September 30, 2006, which included 9,589 shares issued for $9,589 interest due on conversions during that period. The Company issued 46,114 common shares in lieu of the $53,704 interest accrued during the three months ended December 31, 2006, which included 34,438 shares issued for $34,438 interest due on conversions during that period.

As of December 31, 2006, $5,582,633 of 8% Convertible Debentures (including the AIR), plus accrued interest, had been converted into 5,647,319 common shares and $942,367 of the 8% Convertible Debentures (including the AIR) had not been converted. See Note 9 regarding conversions occurring after December 31, 2006.

The above transactions are summarized as follows through December 31, 2006:

Initial gross proceeds	$6,525,000
Less: conversions to common shares	(5,582,633)
Less: initial discount	(4,642,269)
Plus: amortization of discount	4,265,259
8% Senior Convertible Debentures, net of discount	$565,357
Less: current portion, net of discount	(249,689)
8% Senior Convertible Debentures, net of discount and current portion	$315,668

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable

Notes payable consist of the following as of December 31 and September 30, 2006:

	December 31, 2006	September 30, 2006
Note payable to a major shareholder of the Company, with original funding in November and December 2006. Converted to common stock at $1.00 per share in January 2007.	$1,000,000	$-
Note payable to an affiliate of a director of the Company, funded in June 2006 and due in June 2007. In January 2007, modified to a convertible note at $1.22 per share, with eighteen-month maturity.	435,000	300,000
Note payable to a major shareholder of the Company, with original funding in September and October 2005 and additional funding in December 2006. In January 2007, modified to a convertible note at $1.00 per share, with four-year maturity.	850,000	450,000
Note payable to a major shareholder of the Company, with original funding in September 2006. Convertible to common stock at $1.00 per share.	300,000	300,000
Note payable to third party, with original funding in August 2006. Principal balance is due in three monthly installments staring November 2006 and was paid in full as of January 12, 2007.	150,000	350,000
Capitalized software lease	114,355	114,355
Total notes payable	2,849,355	1,514,355
Less: discounts on notes payable	(1,161,137)	(88,565)
Notes payable, net of discount	1,688,218	1,425,790
Less: current portion	(483,906)	(892,032)
Long term notes payable, net of discount	$1,204,312	$533,758

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which had an outstanding principal balance of $114,355 as of December 31 and September 30, 2006. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. The principal balance shown at December 31, 2006 is after reduction for $3,366 included in accounts payable at that date and paid in February 2007, but includes $24,832 representing the principal portion of $30,295 in past due lease payments, which the Company expects to pay before March 31, 2007. See Notes 2 and 5.

Interest expense to related parties (including amortization of debt discount) was approximately $47,000 and $16,000 for the three months ended December 31, 2006 and 2005, respectively. Related parties include Company directors and employees, and their affiliates, but exclude major shareholders.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

On October 27, 2006 the Company entered into a four-year promissory note in the aggregate principal amount of $1.0 million, which was funded in installments through December 2006. The note is unsecured and subordinate to all other liabilities of the Company. The note bears interest at a rate of 17.75% per annum, payable in cash quarterly in arrears or, at the Company’s option, in unregistered ONSM common stock valued at $1.00 per share. Interest paid in shares must be prepaid on a non-compounding, non-refundable basis for the entire remaining term of the loan. The Company elected to prepay all interest with the aggregate issuance of 694,495 unregistered common shares during November and December 2006, which were valued at $1,077,824 based on the fair market value of the shares on the dates of issuance.

In connection with the above transaction, the Company agreed to pay a finder’s fee to another individual not affiliated with the lending entity and not a director or officer of the Company, but who has greater than a 5% beneficial ownership in the Company. This finder’s fee was payable as 100,000 shares of the Company’s common stock, which the Company issued in November 2006, plus immediately exercisable four-year options to purchase 50,000 shares of the Company’s common stock at $1.00 per share, which was greater than the fair value of those shares at the option grant date. The shares and options were valued at $121,008, based on the fair market value of the shares at the date of the issuance, and in the case of the options, using the Black-Scholes model with a volatility of 75% and a risk-free interest rate of 6.25%.

The Company recorded the above shares and options issued for interest and fees, totaling $1,198,832, similar to a debt discount and is amortizing that amount into interest expense over the term of the loan. Since these amounts exceed the face value of the recorded debt, the excess of $171,559 (after amortization) is reflected in other non-current assets on the Company’s balance sheet as of December 31, 2006. Although the fair market value of ONSM common stock ranged from $0.95 to $2.12 per share during the approximately two-month period over which this loan was funded, as compared to the $1.00 conversion price, the Company has concluded that no beneficial conversion feature existed with respect to this note, since the fair market value of the ONSM common stock of $0.80 per share as of the October 27, 2006 loan commitment date was less than the $1.00 conversion price. In addition, the Company has evaluated this note with regards to the provisions of EITF 00-19 and has determined that none of its terms would require reclassification to debt of the amount effectively reflected in equity as a result of the prepaid interest and fees.

At any time after April 27, 2007, or earlier if agreed to by the Company, the lending entity, at its option, may begin converting the outstanding principal to the Company’s unregistered common stock at the rate of $1.00 per share through October 25, 2009, and at the rate of $2.00 per share thereafter. The Company allowed the note to be converted into 1.0 million unregistered common shares on January 10, 2007, at which time the remaining unamortized discount of $1,171,559 was written off to interest expense. The Company has granted the lending entity demand registration rights, effective six months from the date of the note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

See Note 5 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

On June 1, 2006 the Company borrowed $300,000 from J&C Resources, LLC, whose President, Chairman and CEO is a member of the Company’s board of directors. The principal balance was due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares are due on maturity. Finders fees of $9,000 cash and 9,000 common shares are payable at loan maturity to Asset Factoring Ltd, a related entity. In January and February 2007, all fees due upon maturity were paid in cash and stock, as applicable. Following Board of Director approval of the modified terms on December 20, 2006, the note was formally modified in January 2007 to be convertible into common shares at $1.22 per share and to bear interest at 14.67% per annum, non-compounding, which the Company may settle in shares at $1.22 per share. The Company has the option to force conversion after 18 months and interest is payable at time of conversion or repayment.

On October 11, 2005, the Company entered into a five-year note with Neil Berman, a major shareholder, in the aggregate principal amount of $750,000, collateralized by $800,000 (original purchase price) of recently purchased hardware and software. Interest, at 10.85% per annum, is payable upon maturity. At the Company's option, and with the consent of required security holders, both interest and principal may be paid with Series A-10 Preferred Stock. The Company received $300,000 of the note amount as of September 30, 2005 and an additional $150,000 in October 2005, resulting in a notes payable balance of $450,000 as of September 30, 2006. The Company received the remaining $300,000 in December 2006. Following Board of Director approval of the modified terms on October 25, 2006, the note was formally modified in January 2007 to increase the principal amount to $1,500,000, adjust the remaining term to four years, increase the interest rate to 17.75% (which the lender may request prepayment of in common shares at $1.00 per share) and modify the note priority to unsecured and subordinated to all other debt. In addition, the new terms allow the Company or the lender to convert the loan balance to restricted common stock at $1.00 per share at any time. The Company received $100,000 of the increased note amount in December 2006 and $50,000 in January 2007.

In accordance with APB 26, “Early Extinguishment of Debt”, and EITF 96-19, ‘Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, new debt instruments are to be recorded at fair value at the date of modification and that fair value is to be compared to the carrying value of the previous debt instrument in order to determine the debt extinguishment gain or loss, if any.

The fair value of the new Berman note was determined to be materially equal to the carrying value of the previous Berman note, since the 6.9% per annum increase in the interest rate was considered a reasonable market reflection of the reduced payment priority and lack of collateral under the new note terms. The addition of a conversion feature of $1.00 included in the new note was determined to have no effect on its fair value, based on the market value of $0.75 per ONSM share on the date of Board approval of the terms of the new note. Therefore, there was no debt extinguishment gain or loss associated with the Berman note modifications.

The new J&C note was recorded at a gross amount of $435,000, equivalent to the market value of the 245,902 shares that would be received upon its conversion. This value was based on the market value of $1.77 per ONSM share, which was the most recent daily closing price as of the date of Board approval of the terms of the new note, although the $1.22 conversion rate was based on negotiations that occurred with J&C only two weeks earlier when the market value was approximately $1.20 per ONSM share. The valuation based on the date of Board approval resulted in a debt extinguishment loss of $135,000, the difference between the $435,000 fair value and the $300,000 face value of the note, and such non-cash loss was reflected in the Company’s results of operations for the three months ended December 31, 2006. The gross carrying value of the new note was offset by the $135,000 value of the conversion feature, which was reflected by an increase to additional paid-in capital and resulted in the net carrying value of the note being equal to its $300,000 face value. There was no material difference between the effective interest rates of the old and new J&C notes.

On September 14, 2006, the Company borrowed $300,000 from Lewis Opportunity Fund LP, a major shareholder. Cash interest of 10% was paid in advance. The principal, plus additional interest of 90,000 common shares, is due on September 14, 2007. The Company may prepay all or any part of the principal after April 15, 2007 and before maturity without penalty, although the Company must give the lender five days notice before repayment to allow the lender opportunity to exercise rights of conversion. In the event of early repayment or transfer to another financing all cash interest for the entire term of the loan will be deemed earned but the interest shares will be partially earned on the following basis - prepayment within eight months - 60,000 shares; thereafter - 90,000 shares. The note is convertible at the lender’s option at any time after April 15, 2007, to unregistered common stock at the rate of $1.00 per common share, which exceeds the fair market value at the time of the loan. In the event of such a conversion of the entire principal amount, all cash and interest shares for the entire term of the loan will be fully earned. The Company granted the lender a secondary lien on up to $300,000 of tangible equipment.

During August 2006, the Company borrowed $350,000 from Platinum Credit Group, LLC, collateralized by a secondary lien on up to $350,000 of the Company’s tangible equipment. In addition, the Company dedicated certain receivables proceeds to pay $100,000 principal installments, which were paid when due on November 15 and December 15, 2006 as well as the $150,000 principal balance paid when due on January 12, 2007. At the time of the borrowing, the Company paid related fees totaling $50,000 in cash and prepaid interest in the form of 80,000 shares of ONSM common stock, which was recorded as a discount and amortized to interest expense over the term of the loan.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 5: COMMITMENTS AND CONTINGENCIES

NASDAQ letter - The Company received a letter from NASDAQ dated August 2, 2006 indicating that the Company had 180 calendar days, or until January 29, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that the Company’s non-compliance with that rule was as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures contain penalty and acceleration clauses in the event the Company’s common stock is not traded on NASDAQ or a similar national exchange - See Note 4. The Company received a letter from NASDAQ dated December 4, 2006, stating that the Company had regained compliance with NASDAQ Marketplace Rule 4310(c)(4) as of that date, by having met the $1.00 per share or greater minimum closing bid price requirement for a minimum of 10 consecutive business days. The closing ONSM share price was $3.55 per share on February 9, 2007.

Consulting agreements - In November 2006, the Company entered into a three-year consulting contract with the principal and beneficial owner of an entity which loaned the Company $1.0 million in October 2006, as discussed in Note 4. The contract, for the provision of international business development and financial advice, is cancellable upon thirty days notice after the first year and calls for the issuance of 60,000 restricted common shares in advance every six months. The initial 60,000 shares under this contract were issued in January 2007, and will be valued based on fair market value as of the date of issuance and expensed under SFAS 123 as professional fees expense. The closing ONSM share price was $3.55 per share on February 9, 2007.

In addition to the above, the Company is obligated under agreements to issue approximately 215,000 common shares and options to purchase approximately 415,000 shares (with exercise prices from $1.00 to $2.46) for financial consulting services subsequent to December 31, 2006, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $14,000. The closing ONSM share price was $3.55 per share on February 9, 2007. None of these contracts are with Company directors or officers.

Annual Long Distance Purchase Commitment - Effective January 15, 2006, EDNet entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a telephone services purchase commitment of approximately $120,000 (before taxes) per year. The Company is in compliance with this agreement, which represented approximately 40% lower rates than the previous arrangement.

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
DECEMBER 31, 2006

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

Employment Contracts and Severance - On December 27, 2004, in connection with the Company’s closing of Onstream Merger (see Note 2), the Company entered into four-year employment contracts with the Company’s President, Executive Vice President, Chief Marketing Officer and Executive Vice President of Business Development. The contracts provide for base annual salaries of $163,000 ($178,000 for the President) increasing 10% per year. Each executive also receives a combined auto allowance, deferred compensation allocation and dues reimbursement allowance of $35,000 per year. In the event of a subsequent change of control or termination without cause, the Company is obligated to make payments of base salary for three years, which the executive may elect to take in a lump sum payment, plus benefits for two years. On March 8, 2005 the Company entered into a similar three-year employment agreement with its Chief Financial Officer, with a base salary of $150,000 (increasing 10% each year, with the first increase effective December 27, 2005) and other compensation of $27,000 per year. In the event of a subsequent change of control or termination without cause, the company is obligated to make payments of base salary and benefits for nine months. Effective February 2007, the initial term of the Chief Financial Officer's contract was extended to end on a date consistent with the other four executive officer contracts and to increase the salary and other terms to the same level as the Chief Marketing Officer and the Executive Vice President of Business Development.

Lease Commitments - The Company is obligated under operating leases for each of its three offices in Pompano Beach, Florida; San Francisco, California and New York City, which call for monthly payments totaling approximately $40,000. The leases, with expiration dates ranging from 2007 to 2009, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of December 31, 2006, excluding the capital lease obligation discussed in Note 4, total approximately $705,000. Approximately $174,000 is included in accounts payable at December 31, 2006 related to amounts due under the Pompano Beach lease.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6: CAPITAL STOCK

Common Stock

During the three months ended December 31, 2006, the Company issued an aggregate of 4,307,196 registered common shares as a result of conversions by several investors of 8% Senior and Subordinated Convertible Debentures and Series A-10 Preferred, as follows (see Note 4):

(i)	2,092,071 ONSM common shares for the conversion of $2,057,633 of 8% Senior Convertible Debentures, plus accrued interest,

(ii)	1,500,405 ONSM common shares for the conversion of $1,475,000 of 8% Subordinated Convertible Debentures, plus accrued interest,

(iii)	714,720 ONSM common shares for the conversion of 71,472 shares of Series A-10 Preferred, including accrued dividends.

During the three months ended December 31, 2006, the Company received approximately $2.3 million from the exercise of previously issued warrants and options, resulting in its issuance of 1,593,171 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.00 per share. See Note 8.

During the three months ended December 31, 2006, the Company issued 364,615 shares of common stock for consulting, financial, advisory and other services, as follows:

305,000 shares valued at approximately $248,000 and recognized as professional fees expense over various service periods of up to 6 months. None of these shares were issued to Company directors or officers. See Note 5 regarding the Company’s obligation to issue additional shares under such agreements.

59,615 unregistered shares of common stock to SAIC as payment for services previously capitalized by the Company at $62,000 and included in accounts payable at September 30, 2006. The Company agreed to include these shares in the next registration statement filed by it. See Note 5.

During the three months ended December 31, 2006, the Company issued options to purchase its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $90,000. The Company recognized professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services, including amounts related to certain executive severance agreements, of approximately $338,000 and $335,000 for the three months ended December 31, 2006 and 2005, respectively. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company has approximately $264,000 in deferred equity compensation expense at December 31, 2006, which will be amortized over the remaining periods of service for these issuances, which range from one to 12 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the three months ended December 31, 2006, the Company issued 80,814 common shares in lieu of the $98,375 interest accrued and due through December 31, 2006 on the 8% Convertible Debentures and the 8% Subordinated Convertible Debentures (which included 59,843 shares issued for $59,843 interest due on conversions during that period). The Company also issued an aggregate of 794,495 shares for prepaid interest and a finder’s fee in connection with a $1.0 million convertible loan in October 2006. See Note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of September 30 and December 31, 2006, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”).

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

On December 23, 2004, the Company sold 215,000 shares of Series A-10 Convertible Preferred Stock for $2.15 million (“Series A-10”) to sixteen accredited investors, plus 100,000 shares of Series A-10 for $1.0 million of previously outstanding debt to a single accredited investor. The 315,000 shares of Series A-10 included five-year warrants to purchase 1,575,000 common shares of ONSM for $1.50 per share. Another 8,562 shares of Series A-10 were issued to the purchasers in January 2005 as compensation for their funds being held in escrow from June 2004 through December 2004, pending shareholder approval, in accordance with Nasdaq Marketplace Rule 4350(i), of the issuance in excess of 19.99% of the Company’s common stock. In December 2004, a single shareholder converted all 232,750 shares of Series A-8 Preferred held by him into 139,650 shares of Series A-10.

The Company’s Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. In addition, the Company issued 814 Series A-10 shares in lieu of $8,140 dividends due on conversions during the year ended September 30, 2005. The Company’s Board of Directors declared a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment. The Company’s Board of Directors declared a dividend payable on May 15, 2006 to Series A-10 shareholders of record as of May 10, 2006 of 16,701 Series A-10 preferred shares, in lieu of a $167,014 cash payment. In addition, the Company issued 484 Series A-10 shares in lieu of $4,840 dividends due on conversions during the year ended September 30, 2006. The Company’s Board of Directors declared a dividend payable on November 15, 2006 to Series A-10 shareholders of record as of November 10, 2006 of 17,239 Series A-10 preferred shares, in lieu of a $172,394 cash payment. In addition, the Company issued 541 Series A-10 shares in lieu of $5,410 dividends due on conversions during the three months ended December 31, 2006.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

As of December 31, 2006, the Company had issued 1,523,150 ONSM common shares as a result of several investors converting a total of 152,315 shares of Series A-10 preferred shares, which included 1,839 Series A-10 shares issued for accrued dividends through the respective conversion dates. See Note 9 regarding conversions occurring after December 31, 2006.

The above transactions are summarized as follows through December 31, 2006:

Initial number of Series A-10 shares issued	454,650
Plus: A-10 shares issued for regular interest and dividends	73,117
Plus: A-10 shares issued for conversion dividends	1,839
Less: A-10 shares converted to common shares	(152,315)
Number of Series A-10 shares outstanding	377,291

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

For the three months ended December 31, 2006 and 2005 the Company provided digital asset management services to a significant customer, America Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $166,000, or approximately 8%, and $276,000, or approximately 15%, of total consolidated revenue for the three months ended December 31, 2006 and 2005, respectively. These revenues represented approximately 15% and 27% of Digital Asset Management Group revenues for the same periods.

For the three months ended December 31, 2006 the Company provided digital asset management services to another significant customer, Discovery Education, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $246,000, or approximately 11%, of total consolidated revenue for the three months ended December 31, 2006. These revenues represented approximately 22% of Digital Asset Management Group revenues for the same period.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the three months ended December 31, 2006 and 2005, and total assets by segment as of December 31 and September 30, 2006.

	For the three months ended December 31,
	2006	2005
Revenue:
Digital Asset Management Group	$1,138,818	$1,016,958
Webcasting Group	1,035,695	839,837
Total consolidated revenue	$2,174,513	$1,856,795
Segment operating income:
Digital Asset Management Group	$212,603	$175,786
Webcasting Group	122,823	11,558
Total segment operating income	335,426	187,344

Depreciation and amortization	(681,723)	(406,293)
Corporate and unallocated shared expenses	(1,165,559)	(1,093,425)
Other (expense) income, net	(1,975,589)	(425,168)
Net loss	$(3,487,445)	$(1,737,542)

	December 31,	September 30,
	2006	2006
Total assets:
Digital Asset Management Group	$14,115,373	$14,789,639
Webcasting Group	1,217,266	1,408,488
Corporate and unallocated	3,659,625	968,085
Total	$18,992,264	$17,166,212

Depreciation and amortization are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8: STOCK OPTIONS AND WARRANTS

As of December 31, 2006, the Company had 13,757,370 issued and outstanding options and warrants, including 4,352,000 Plan Options; 2,431,390 Non-Plan Options to employees and directors; 1,942,573 Non-Plan Options to financial consultants; and 5,031,407 warrants issued in connection with various financings and other transactions.

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 Plan Options and added an equity compensation component. On December 15, 2004, a majority of the Company’s shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000, including stock grants of up to 500,000 shares. On September 13, 2005, a majority of the Company’s shareholders voted to increase the number of shares available for issuance under the plan to 6,500,000, including stock grants of up to 2,000,000 shares.

As of December 31, 2006 the Company has outstanding options to management, employees and directors granted under the Plan. The term of these options were generally four to five years and they are fully vested as of December 31, 2006. All options were granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company’s shareholders voted to approve the cancellation (subject to the option holder’s approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 167,776 of the Plan Options subject to this cancellation and re-issue had expired as of February 9, 2007.

Detail of Plan Option activity for the three months ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	4,388,891	$1.28
Granted during the period	-	-
Expired or forfeited during the period	(36,891)	1.72
Balance, end of the period	4,352,000	$1.26
Exercisable at end of the period	4,352,000	$1.26

The Company’s 4,292,000 outstanding exercisable Plan Options at December 31, 2006 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 4.25 years and exercise prices ranging from $0.71 to $1.57 per share. The Company’s 60,000 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 2 years and exercise prices ranging from $11.25 to $22.50 per share.

As of December 31, 2006, the Company had 2,431,390 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2006, the Company had 1,942,573 outstanding Non Plan options issued to financial consultants, of which (i) 150,000 were issued during the three months ended December 31, 2006, 50,000 with an exercise price of $1.00 per share, 50,000 with an exercise price of $1.20 per share and 50,000 with an exercise price of $1.50 per share, (ii) 770,000 were issued during the year ended September 30, 2006, 570,000 with an exercise price of $1.00 per share and 200,000 with an exercise price of $1.05 per share, (iii) 752,573 were issued during the year ended September 30, 2005, 693,333 with exercise prices ranging from $1.10 to $3.00 per share, and 59,240 issued with an exercise price of $3.376 per share in conjunction with the Onstream Merger and (iv) 270,000 were issued during the year ended September 30, 2004, with exercise prices of $2.25 and $2.50 per share. The above options expire on various dates from June 2008 to December 2011. 212,5000 of the above options were not vested as of December 31, 2006, including 125,000 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract. See Note 5 related to commitments for future issuance of financial consultant options, Note 6 related to the exercise of previously issued financial consultant options and the issuance of common shares during the three months ended December 31, 2006 and Note 9 related to the exercise of certain of the above outstanding options subsequent to December 31, 2006.

As of December 31, 2006, the Company had outstanding vested warrants to purchase an aggregate of 5,031,407 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.00 to $10.65 expiring from February 2007 to April 2011. During the year ended September 30, 2006 the Company granted 799,542 of these warrants - 789,125 five-year warrants at an exercise price of $1.50 per share issued in connection with the 8% Subordinated Convertible Debentures and 10,417 five-year warrants at an exercise price of $1.65 per share as a result of the exercise of $1.00 warrants discussed below. During the year ended September 30, 2005 the Company granted 3,939,564 of these warrants - 2,068,121 five-year warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 1,750,000 five-year warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-11; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. In addition, 292,301 of these warrants were granted by the Company in connection with other financing activities in periods prior to the year ended September 30, 2005- 10,000 four-year warrants at an exercise price of $4.50 per share issued with the sale of Series A-9; 40,000 one-year warrants at an exercise price of $3.00 per share issued with the sale of Series A-9; 130,000 three-year warrants at an exercise price of $2.28 per share issued with the sale of Series A-11; 82,300 four-year warrants at an exercise price of $3.00 per share issued with the sale of common stock; and 30,001 warrants at exercise prices from $2.65 to $10.65 per share, issued with other transactions. See Notes 4 and 6 related to the exercise of previously issued warrants and the issuance of common shares during the three months ended December 31, 2006 and Note 9 related to the exercise of certain of the above outstanding warrants subsequent to December 31, 2006.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

During the period from January 1, 2007 through February 9, 2007, the Company issued an aggregate of 1,239,384 registered common shares as a result of conversions by several investors of 8% Senior and Subordinated Convertible Debentures and Series A-10 Preferred, as follows:

(i)	543,922 ONSM common shares for the conversion of $542,367 of 8% Senior Convertible Debentures, plus accrued interest,

(ii)	502,442 ONSM common shares for the conversion of $500,000 of 8% Subordinated Convertible Debentures, plus accrued interest,

(iii)	193,020 ONSM common shares for the conversion of 19,302 shares of Series A-10 Preferred, including accrued dividends.

The above debenture conversions will result in a one-time non-cash expense of approximately $460,000 for the three months ended March 31, 2007, arising from the write-off of unamortized debt discount.

$546,303 of the above conversions of 8% Senior and Subordinated Convertible Debentures occurred on January 22, 2007, as a result of the automatic conversion provisions discussed in Note 4. The 8% Senior and Subordinated Convertible Debentures remaining unconverted as of February 9, 2007, aggregating $650,000, are also eligible for the automatic conversion, but the debenture holders have in excess of the beneficial ownership thresholds cited in those debentures (9.99% and 4.99%, respectively). The Company, with the cooperation of the debenture holders, is investigating the possible waiver or cancellation of those thresholds.

During the period from January 1, 2007 through February 9, 2007, the Company received approximately $2.8 million from the exercise of previously issued warrants and options, resulting in its issuance of 1,830,130 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.50 per share.

During January 2007, the Company executed amendments to notes payable with a carrying value of $1,150,000 as of December 31, 2006, which included certain conversion rights at $1.00 and $1.22 per share, as well as the right to receive interest in shares computed at those rates. One of these lenders also had the right to lend another $650,000 under the same terms, of which $50,000 the Company received in January 2007. See Note 4 for complete details of these notes and the amendments.

During January 2007, the holder of a $1.0 million note executed by the Company in October 2006, converted the note to 1.0 million unregistered ONSM common shares. As a result of this conversion the Company wrote off the remaining unamortized discount of $1,171,559, which arose primarily from interest prepaid in unregistered shares, which will be reflected as interest expense for the three months ended March 31, 2007. See Note 4 for complete details of the terms related to this note and the common shares.

During the period from January 1, 2007 through February 9, 2007, the Company issued 202,209 unregistered shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $607,000 over the service period. None of these shares were issued to Company directors or officers.

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

During the period from November 1, 2006 through February 9, 2007, we issued an aggregate of 4,638,840 registered common shares as a result of conversions of $4,575,000 (plus accrued interest) of 8% Senior and Subordinated Convertible Debentures. These conversions resulted in non-cash interest expense of approximately $1.5 million for the three months ended December 31, 2006, and will result in an additional non-cash interest expense of approximately $460,000 for the three months ended March 31, 2007, both arising from the write-off of unamortized debt discount.

During the period from November 1, 2006 through February 9, 2007, we received approximately $5.2 million from the exercise of previously issued warrants and options, resulting in our issuance of 3,423,301 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.50 per share.

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

RESULTS OF OPERATIONS

Our consolidated net loss for the three months ended December 31, 2006 was approximately $3.5 million ($0.21 loss per share) as compared to a loss of approximately $1.7 million ($0.14 loss per share) for the comparable prior year period, an increase in our loss of approximately $1.7 million (101%). The increased net loss for the 2006 quarter, as compared to the corresponding prior year quarter, was primarily due to higher non-cash interest expense in the 2006 quarter as compared to the corresponding prior year quarter, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE
	Three Months Ended December 31,
	2006	2005
Revenue:
Digital asset management	25.5%	24.1%
Network usage and services	24.3	27.1
Network equipment sales and rentals	2.5	3.6
Webcasting	46.0	42.8
Travel production and distribution	1.7	2.4
Total revenue	100.0%	100.0%

Cost of revenue:
Digital asset management	10.9	8.1
Network usage and services	10.7	12.8
Network equipment sales and rentals	1.1	0.8
Webcasting and related equipment	15.5	16.3
Travel production and distribution	0.5	0.9
Total costs of revenue	38.7%	38.9%

Gross margin	61.3%	61.1%

Operating expenses:
General administrative:
Compensation	58.8	61.4
Professional fees	22.9	29.9
Other	17.8	18.6
Depreciation and amortization	31.3	21.9
Total operating expenses	130.8%	131.8%

Loss from operations	(69.5)%	(70.7)%

Other income (expense):
Interest income	0.2	0.1
Interest expense	(86.1)	(23.9)
Debt extinguishment loss	(6.1)	-
Other income (expense), net	1.2	0.9
Total other expense, net	(90.8)	(22.9)

Net loss	(160.3)%	(93.6)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Total revenue	$2,174,513	$1,856,795	$317,718	17.1%
Total costs of revenue	841,651	722,203	119,448	16.5%
Gross margin	1,332,862	1,134,592	198,270	17.5%

General and administrative expenses	2,162,995	2,040,673	122,322	6.0%
Depreciation and amortization	681,723	406,293	275,430	67.8%
Total operating expenses	2,844,718	2,446,966	397,752	16.3%

Loss from operations	(1,511,856)	(1,312,374)	199,482	15.2%

Other expense	(1,975,589)	(425,168)	1,550,421	364.7%

Net loss	$(3,487,445)	$(1,737,542)	$1,749,903	100.7%

Revenues and Gross Margin

Consolidated operating revenue was approximately $2.2 million for the three months ended December 31, 2006, an increase of approximately $317,000 (17%) from the comparable prior year period. This reflected increased revenues of both the Digital Asset Management Group and the Webcasting Group.

Digital Asset Management Group revenues were approximately $1.1 million for the three months ended December 31, 2006, an increase of approximately $122,000 (12%) from the comparable prior year period. This increase was primarily due to revenues during the 2006 quarter of approximately $246,000 from Discovery Education, a subsidiary of Discovery Communications, Inc., a leading global media company, which selected us in May 2006 to process titles, chapters and segments of existing educational content for their new COSMEO online service. We received a $360,000 non-refundable initial payment in connection with this contract, of which $225,000 was recognized as revenue through September 30, 2006. The remaining $135,000 of the initial payment was included in the $246,000 recognized as revenue during the first quarter of fiscal 2007, with the remainder being separate charges for deliveries during that period.

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

As a result of the marketing of the DMSP and related products, we expect the remaining fiscal 2007 revenues of the Digital Asset Management Group, including network usage and services revenues, to exceed the corresponding prior year amounts, although such increases cannot be assured. In December 2006, we signed both teaming and services agreements with Five Across, Inc., a leading provider of social networking and online community platforms. The agreements call for the integration of certain DMSP services with the Five Across Connect social networking platform. This strategic partnership should allow Onstream Media and Five Across to deploy the enabling technologies to create social networks based on any topic with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms. In addition, we have announced that new Web 2.0 features, automation upgrades including "one click" publishing capabilities and enhanced video search capabilities will be available on our DMSP by March 2007.

Webcasting Group revenues were approximately $1.0 million for the three months ended December 31, 2006, an increase of approximately $196,000 (23%) from the comparable prior year period. This was from an increase in audio-only webcast sales made to a single customer, increased webcast production sales and a continuation of the past growth in our sales of higher priced video webcasts. The number of webcasts produced increased to approximately 1,200 webcasts for the three months ended December 31, 2006, versus approximately 1,000 webcasts for the comparable period of the prior year, and the average revenue per webcast event also increased to approximately $810 for the 2006 quarter as compared to approximately $782 for the 2005 quarter.

We expect the remaining fiscal 2007 revenues of the Webcasting Group to exceed the corresponding prior year amounts, although such increase cannot be assured. This is due to our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are continuously upgrading our webcasting software and hardware infrastructure, allowing us to introduce new features to the market on an ongoing basis. We have recently completed the latest set of feature enhancements to our proprietary Webcasting platform, including a webinar service providing the means to hold a virtual seminar on-line in real time, and are now developing several additional upgrades including a Flash based player, embedded Flash video and animations, rapid CD-ROM creation, storage and search of webcasts in the DMSP and both audio and video editing capabilities. Finally, after initial beta-testing, we recently deployed an initial version of Quickcast to a limited customer base. This new product enables users to self-deploy PowerPoint presentations online, equipped with uploading, viewing, storage, and customization features. Quickcast provides the means for clients to inexpensively mass market messages, products and services. After beta-testing is complete and a second version is released, expected by March 2007, we will begin a mass marketing campaign, and we anticipate Quickcast to begin generating meaningful revenues thereafter.

Consolidated gross margin was approximately $1.3 million for the three months ended December 31, 2006, an increase of approximately $198,000 (18%) from the comparable prior year period. The increase is primarily due to an approximately $170,000 increase in webcasting gross margin in the 2006 quarter versus the comparable 2005 quarter. This increase in webcasting gross margin was primarily due to an increase in the number of events, as well as the average revenue per event, as discussed above, which allowed the Company to better leverage the fixed portion of its webcasting costs.

The gross margin percentage was 61.3% for the three months ended December 31, 2006, versus 61.1% for the corresponding prior year period.

Based on our sales expectations discussed above, we expect gross margin to exceed the corresponding prior year amounts for the remainder of fiscal year 2007, although such increase cannot be assured.

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

Operating Expenses

Consolidated operating expenses were approximately $2.8 million for the three months ended December 31, 2006, an increase of approximately $398,000 (16%) over the comparable prior year period, primarily from increased depreciation expenses.

Depreciation and amortization increased approximately $275,000 (68%) for the three months ended December 31, 2006 versus the comparable prior year period, primarily due to increased depreciation expense for the DMSP. A limited version of the DMSP was placed in service in November 2005, at which time we began to depreciate 75% of the costs incurred through that date. We incurred approximately $1.5 million for capital expenditures during fiscal 2006 and the complete version of the DMSP was placed in service during October 2006, at which time we began to depreciate 100% of the costs incurred through that date. As a result, we expect increases in depreciation expense for the remainder of fiscal year 2007 as compared to the corresponding prior year amounts.

We have entered into several financial consulting contracts that have resulted or will result in the issuance of common shares and options to purchase common shares, in addition to cash payments. Including contracts entered into after December 31, 2006, these contracts will result in future professional fee expenses of approximately $1.9 million recognized during the next twelve months, although the ultimate expense will be dependent on our valuation of those shares and options at the time they are issued. Based on this, as well as expected increased expenditures associated with Sarbanes-Oxley compliance and marketing programs, we expect increases in professional fees expense for fiscal year 2007 as compared to the corresponding prior year amounts.

Other Expense

Other expense increased to approximately $2.0 million for the three months ended December 31, 2006, versus approximately $425,000 for the comparable prior year period, an increase of approximately $1.6 million (365%). This increase was primarily due to an increase in interest expense of approximately $1.4 million, arising from a significant increase in the 2006 quarter of the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures, versus the comparable prior year period, and a resulting increase in the write-off of unamortized discount.

As a result of the sale of 8% Convertible Debentures in December 2004, the sale of the Additional 8% Convertible Debentures in February and April 2005, and the sale of the 8% Subordinated Convertible Debentures in March and April 2006, and after giving effect to conversions through December 31, 2006, approximately $668,000 of unamortized debt discount remains on our December 31, 2006 balance sheet. In the event of redemption or conversion of the remaining outstanding balance of these debts before the end of their four-year term, we would write off the unamortized portion of the related debt discount to interest expense at that time. Accordingly, conversions of approximately $1.0 million occurring after December 31, 2006 will result in the write-off to expense of approximately $460,000 unamortized debt discount during the three months ending March 31, 2007.

During January 2007, the holder of a $1.0 million note executed by the Company in October 2006, converted the note to 1.0 million unregistered ONSM common shares. As a result of this conversion the Company wrote off the remaining unamortized discount of $1,171,559, which arose primarily from interest prepaid in unregistered shares, which will be reflected as interest expense for the three months ending March 31, 2007.

In accordance with the accounting rules for debt extinguishments, the renegotiated note payable to J&C Resources was recorded at its fair value at the date the modifications, primarily conversion rights, were approved by our Board of Directors, which value was significantly higher than the value at the time the modifications were renegotiated with the lender two weeks earlier. That accounting resulted in our recognition of a non-cash debt extinguishment loss during the three months ended December 31, 2006 of $135,000, which is the difference between the $435,000 fair value of the ONSM shares that the note was convertible into as of the Board approval date and the $300,000 face value of the note. At the time it was renegotiated, the note was convertible into ONSM shares with a value equal to or less than the face value of the note.

For the quarters ended March 31, 2006 through September 30, 2006, we have reflected valuation gains and losses from adjusting certain derivatives to market value each quarter in accordance with EITF 00-19. However, effective with the three months ended December 31, 2006, we adopted FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. As the Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for certain warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, we do not expect to record future valuation EITF 00-19 valuation gains and losses for these items. In addition, we do not expect to record future liabilities or expenses for these items related to SFAS 5 or FIN 14.

Liquidity and Capital Resources

Although our financial statements for the three months ended December 31, 2006 reflect a net loss of approximately $3.5 million and cash used in operations of approximately $761,000, we had cash of $2.7 million and working capital of approximately $1.2 million at December 31, 2006. In addition, as a result of significant cash we have received from debt and equity transactions since that date, our cash balance has increased to approximately $4.3 million as of February 9, 2007. Therefore, we believe that we have sufficient capital resources to fund our continued operations for at least the remainder of fiscal 2007. Our current cash balance results primarily from the following transactions occurring after September 30, 2006:

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

During the period from November 1, 2006 through February 9, 2007, we received approximately $5.2 million from the exercise of previously issued warrants and options, resulting in our issuance of 3,423,301 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.50 per share.

During December 2006, we received the final $300,000 as the final funding installment due under a total $750,000 five-year convertible loan. Pursuant to a renegotiation of this loan, discussed in more detail below and which included the commitment of the lender to advance another $750,000, we received another $100,000 in December and $50,000 in January.

During March and April 2006, we sold subordinated secured convertible notes (“8% Subordinated Convertible Debentures”), including common stock purchase warrants, for aggregate gross proceeds of $2.3 million (which included $375,000 applied from previously existing Company indebtedness). The proceeds were used as follows: approximately $695,000 to repay previous borrowings and interest, approximately $815,000 for operating payables and short-term bridge financing used to pay similar expenses, approximately $440,000 for past and future capital expenditures and approximately $200,000 for financing fees and expenses, with the balance allocated for marketing expenses and working capital.

The terms of the $2.3 million financing allow us to sell an additional $1.2 million principal amount of 8% subordinated secured convertible notes, together with common stock purchase warrants to purchase an aggregate of 420,000 shares of ONSM common stock, all under identical terms to the initial $2.3 million transaction but subject to shareholder approval, in accordance with the requirements of Rule 4350(i) of the Nasdaq Marketplace Rules. The purchasers of these securities must remit the purchase price to us within five (5) days of being notified of such shareholder approval. Although it is possible that, as a result of the significant increase in the number of ONSM common shares outstanding since this financing was negotiated, Nasdaq would not require shareholder approval, we have not determined whether we will seek this additional financing.

During October and November 2005, we borrowed $450,000 from Neil Berman, a major shareholder. The remaining $300,000 commitment from this lender under this note, collateralized by previously purchased hardware and software, was received in December 2006, for total proceeds under the five-year note of $750,000.  Following Board of Director approval of the modified terms in October 2006, the note was formally modified in January 2007 to increase the principal amount to $1,500,000, increase the interest rate to 17.75% (which the lender may request prepayment of in our common shares at $1.00 per share) and modify the note priority to unsecured and subordinated to all other debt. In addition, the new terms allow us or the lender to convert the loan balance to restricted common stock at $1.00 per share at any time. We received $100,000 of the increased note amount in December 2006 and $50,000 in January 2007.

During June 2006 we borrowed $300,000 from J&C Resources, LLC, whose President, Chairman and CEO is a member of our board of directors. The principal balance is due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares are due on maturity. Finders fees of $9,000 cash and 9,000 common shares are payable at loan maturity to Asset Factoring Ltd, a related entity. In January and February 2007, all fees due upon maturity were paid in cash and stock, as applicable. Following Board of Director approval of the modified terms in December 2006, the note was formally modified in January 2007 to be convertible into common shares at $1.22 per share and to bear interest at 14.67% per annum, non-compounding, which we may settle in shares at $1.22 per share. We have the option to force conversion after 18 months and interest is payable at time of conversion or repayment.

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

The terms of the 8% Convertible Debentures that were issued in December 2004, February 2005 and April 2005 provide that any remaining unconverted amounts as of a certain date will be repaid in nine equal quarterly installments. Although the note documents indicate that these quarterly payments start on September 30, 2006, this would result in the ninth payment being on September 30, 2008, which is 2.5 months earlier than the stated note maturity date. Therefore we believe that the intent of the documents was for these quarterly payments to start in December 2006 and end with the ninth payment in December 2008, the stated maturity date. The initial quarterly payment due in December 2006 was satisfied by the Company’s issuance of shares, which was reported as conversions of debt to equity and accounted for accordingly. The repayment of the $942,367 of 8% Convertible Debentures (including the AIR) that were unconverted as of December 31, 2006 would require eight equal quarterly installments of $117,796.  The December 31, 2006 financial statements reflect a current liability of $249,689, which is equal to four of those quarterly payments, net of the related discount. However, as a result of significant conversions occurring after December 31, 2006, the amount of the next four quarterly installments, net of discount, has been reduced to approximately $130,000.

We received a letter from NASDAQ dated August 2, 2006 indicating that we had 180 calendar days, or until January 29, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with that rule was as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures contain penalty and acceleration clauses in the event our common stock is not traded on NASDAQ or a similar national exchange. We received a letter from NASDAQ dated December 4, 2006, stating that we had regained compliance with NASDAQ Marketplace Rule 4310(c)(4) as of that date, by having met the $1.00 per share or greater minimum closing bid price requirement for a minimum of 10 consecutive business days. The closing ONSM share price was $3.55 per share on February 9, 2007.

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $83.2 million at December 31, 2006. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

We expect increases in our operating expenses during the next year arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful and we may be able to defer these expenses based on the status of regulatory changes in this area. We also anticipate additional operating expenses in fiscal year 2007 related to the continuation of our marketing program expansion that began in fiscal years 2005 and 2006, although we cannot guarantee that this expansion will be implemented or that our marketing efforts will be successful.

In order to accomodate recent increases in our digital asset management business volume from Discovery and other new customers, we have made significant encoding system hardware and software upgrades and increased our San Francisco facility by approximately 2,400 square feet. We have spent approximately $3.8 million for capital expenditures during the twenty-seven months ended December 31, 2006, including approximately $240,000 in accounts payable at that date and approximately $400,000 for capital expenditures incurred by Acquired Onstream but paid for by us after the Onstream Merger. Projected capital expenditures for the next twelve months total approximately $925,000, which includes ongoing upgrades to the DMSP as well as the webcasting and encoding system software and hardware infrastructure. We have recently hired several professionals that were previously employed with SAIC, including a new Chief Technology Officer, and accordingly expect a certain percentage of our future development costs to be capitalized employee salaries and benefits, which are included in the anticipated capital expenditure amounts noted above.

Prior to August 5, 2005, we owned preferred shares of Curaspan, Inc. with an original cost of approximately $108,000, which was fully reserved since 2002 as a result of Curaspan’s continuing operating losses and negative financial condition. However, on August 5, 2005 we sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable over 2 years at 6% interest. The note is collateralized by Curaspan’s assets, subordinate to a lending bank’s interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to us in the event of Curaspan’s uncured default under the note. All scheduled payments have been made through February 9, 2007.

As noted above, during the period from November 1, 2006 through February 9, 2007, we received approximately $5.2 million from the exercise of previously issued warrants and options. As of February 10, 2007, there were still approximately 4.3 million registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices of $1.65 or less and an average exercise price of approximately $1.49 per share. The closing ONSM share price was $3.55 per share on February 9, 2007.

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

We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease. We recently completed the DMSP, but there have been limited sales to date and we cannot assure what the future sales activity will be. As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used in operating activities was approximately $761,000 for the three months ended December 31, 2006, as compared to approximately $153,000 for the comparable prior year period. The $761,000 reflects our net loss of approximately $3.5 million, reduced by approximately $3.0 million of non-cash expenses included in that loss and increased by approximately $296,000 arising from a net increase in non-cash working capital items during the period. The increase in non-cash working capital items for the three months ended December 31, 2006 is primarily due to an approximately $443,000 decrease in accounts payable. This compares to a net decrease in non-cash working capital items of approximately $422,000 for the comparable prior year period. The primary non-cash expenses included in our loss for the three months ended December 31, 2006 were approximately $1.7 million of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $682,000 of depreciation and amortization, approximately $338,000 of amortization of deferred professional fee expenses paid for by issuing stock and options, approximately $150,000 of interest expense paid in common shares and approximately $135,000 debt extinguishment loss. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $273,000 for the three months ended December 31, 2006 as compared to approximately $264,000 for the comparable prior year period. Current and prior period investing activities were for acquisition of property and equipment.

Cash provided by financing activities was approximately $3.5 million for the three months ended December 31, 2006 as compared to approximately $412,000 for the comparable prior year period. Current period financing activities primarily related to approximately $2.3 million proceed from the exercise of previously issued common stock warrants and options, as well as $1.2 million from loans and notes payable, net of repayments, while the prior year financing activities were primarily related to short-term equipment and other financing.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $9.7 million at December 31, 2006, representing approximately 51% of our total assets and 70% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2006 includes approximately $3.0 million (net of depreciation) related to the DMSP.

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

We have estimated the fair value of warrants issued in conjunction with the 8% Subordinated Convertible Debentures, the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the Series A-10, plus the potential value arising from a beneficial conversion feature included in the terms of those financings, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of the financing. The unamortized portion of these discounts as of December 31, 2006 is approximately $1.7 million.

These non-cash amounts will be amortized as dividends and as interest expense over the balance of the original four-year financing terms, although any unamortized portion will be immediately expensed at the time of a conversion or redemption occurring before the end of those terms. Accordingly, debenture conversions of approximately $1.0 million occurring after December 31, 2006 will result in the write-off to interest expense of approximately $460,000 unamortized debt discount during the three months ending March 31, 2007.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2006. Readers should carefully review this Form 10-QSB in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 18, 2005 we agreed to sell our travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. We received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay us $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. Pending closing of this transaction, we had the right to continue, and have continued, our travel production and distribution operations. On September 23, 2005 the buyer filed a legal action against us in the District Court, 193rd Judicial District, Dallas County, Texas, alleging that we did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, we filed a response objecting to all claims by the buyer, which we believed were without merit. On February 12, 2007, we agreed to a full settlement of this legal action, which required only the refund of the $50,000 deposit, which was classified as deferred revenue on our balance sheet as of December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2007 through February 9, 2007, we issued 142,209 shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging from 1 to 12 months, and will result in a professional fees expense of approximately $416,000 over the service period. None of the shares were issued to Company directors or officers.

In November 2006, we entered into a three-year consulting contract with the principal and beneficial owner of an entity that loaned us $1.0 million under a note agreement entered into in October 2006. Although the lender is not a Company director or officer, by virtue of the lending transaction and at that time the lender became a major shareholder, which is defined as having a greater than 5% beneficial interest in our outstanding common stock. The consulting contract, for the provision of international business development and financial advice, is cancellable upon thirty days notice after the first year and calls for the issuance of 60,000 restricted common shares in advance every six months. The initial 60,000 shares under this contract were issued in January 2007, and will result in a professional fees expense of approximately $191,000 over the service period.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective February 2007, the initial term of the Chief Financial Officer's contract was extended to end on a date consistent with the other four executive officer contracts and to increase the salary and other terms to the same level as the Chief Marketing Officer and the Executive Vice President of Business Development. See Note 5 to the Consolidated Financial Statements.

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

Onstream Media Corporation, a Florida corporation

Date: February 20, 2007	/s/ Randy S. Selman
Randy S. Selman, President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer And Principal Accounting Officer