Form 10QSB
period 2007-03-31
Onstream Media CORP
filed 2007-05-17
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 11, 2007 the registrant had issued and outstanding 39,884,755 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at March 31, 2007 and Consolidated Balance Sheet at September 30, 2006	3 - 4

Unaudited Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2007 and 2006	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 31, 2007	6

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2007 and 2006	7 -8

Notes to Unaudited Consolidated Financial Statements	9 - 41

Item 2 - Management’s Discussion and Analysis
or Plan of Operations	42 - 52

Item 3 - Controls and Procedures	53

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	54

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3 - Defaults upon Senior Securities	56

Item 4 - Submission of Matters to a Vote of Security Holders	56

Item 5 - Other Information	56

Item 6 - Exhibits	56

Signatures	56

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,063,765	$222,963
Restricted cash	2,145,985	8,485
Accounts receivable, net of allowance for doubtful accounts of $37,829 and $28,550, respectively	1,430,852	1,529,820
Prepaid expenses	1,003,671	398,203
Inventories	82,065	66,807
Other current assets	16,795	49,271
Total current assets	9,743,133	2,275,549

PROPERTY AND EQUIPMENT, net	5,303,412	4,898,715
INTANGIBLE ASSETS, net	1,150,000	190,025
GOODWILL, net	9,692,845	9,692,845
OTHER NON-CURRENT ASSETS	501,910	109,078

Total assets	$26,391,300	$17,166,212

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Continued)

	March 31, 2007	September 30, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,246,256	$2,826,676
Amounts due to shareholders and officer	109,419	209,419
Deferred revenue	101,142	268,237
8% Convertible Debentures - current portion, net of discount	-	726,478
Notes payable - current portion	55,605	892,032
Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures	-	834,125
Detachable Warrants and Embedded Conversion Feature associated with 8% Subordinated Convertible Debentures	-	281,809
Total current liabilities	2,512,422	6,038,776

8% Convertible Debentures, net of discount and current portion	-	912,657
8% Subordinated Convertible Debentures, net of discount	-	1,294,870
Notes payable, net of discount and current portion	44,956	533,758

Total liabilities	2,557,378	8,780,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 252,059 and 430,983 issued and outstanding, respectively	25	43
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 34,408,145 and 15,127,253 issued and outstanding, respectively	3,441	1,513
Additional paid-in capital	116,141,101	87,699,908
Unamortized discount	(526,009)	(1,369,617)
Accumulated deficit	(91,784,636)	(77,945,696)
Total stockholders’ equity	23,833,922	8,386,151

Total liabilities and stockholders’ equity	$26,391,300	$17,166,212

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended March 31,			Three Months Ended March 31,
	2007		2006	2007	2006
REVENUE:
Smart encoding and DMSP services		$928,985	$838,720	$374,583	$391,892
Network usage and services		1,071,787	1,013,046	542,027	509,561
Network equipment sales and rentals		92,669	202,254	38,013	135,609
Webcasting		2,077,941	1,673,097	1,078,473	879,007
Travel production and distribution		68,462	84,630	32,235	38,883
Total revenue		4,239,844	3,811,747	2,065,331	1,954,952

COSTS OF REVENUE:
Smart encoding and DMSP services		479,245	317,240	242,128	167,292
Network usage and services		442,679	462,610	209,854	224,311
Network equipment sales and rentals		33,956	75,883	10,969	61,847
Webcasting		689,798	624,861	352,542	322,410
Travel production and distribution		22,425	38,049	10,959	20,580
Total costs of revenue		1,668,103	1,518,643	826,452	796,440

GROSS MARGIN		2,571,741	2,293,104	1,238,879	1,158,512

OPERATING EXPENSES:
General and administrative:
Compensation		2,750,837	2,473,842	1,472,987	1,333,273
Professional fees		1,797,796	1,135,958	1,298,856	580,890
Other		874,520	809,722	488,315	464,686
Depreciation and amortization		1,173,838	966,749	492,115	560,456
Total operating expenses		6,596,991	5,386,271	3,752,273	2,939,305

Loss from operations		(4,025,250)	(3,093,167)	(2,513,394)	(1,780,793)

OTHER (EXPENSE) INCOME:
Interest income		47,651	2,945	44,050	1,554
Interest expense		(7,463,133)	(1,172,740)	(5,592,038)	(729,113)
Debt extinguishment loss		(135,000)	-	-	-
Loss on derivative instruments		-	(313,516)	-	(313,516)
Other (expense) income, net		49,663	150,144	22,758	133,076

Total other (expense) income, net		(7,500,819)	(1,333,167)	(5,525,230)	(907,999)

Net loss	$	(11,526,069)	$(4,426,334)	$(8,038,624)	$(2,688,792)

Loss per share - basic and diluted:

Net loss per share		$(0.52)	$(0.34)	$(0.29)	$(0.20)

Weighted average shares of common stock outstanding - basic and diluted		22,104,975	12,883,413	27,753,369	13,274,883

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2007

(Unaudited)

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2006	430,983	$43	15,127,253	$1,513	$87,699,908	$(1,369,617)	$(77,945,696)	$8,386,151
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2	-	-	-	-	2,416,891	-	(1,300,957)	1,115,934
Conversion of 8% Convertible Debentures to common shares	-	-	5,299,153	530	5,298,624	-	-	5,299,154
Conversion of Series A-10 preferred shares to common shares	(199,835)	(20)	1,998,350	200	(180)	596,441	(596,441)	-
Conversion of Notes Payable to common shares	-	-	3,045,902	305	3,099,695	-	-	3,100,000
Issuance of shares, warrants and options for equipment, services and incentives	-	-	807,035	80	2,054,157	-	-	2,054,237
Common shares and options issued for interest and fees on 8% Convertible Debentures and Notes Payable	-	-	2,279,156	228	5,028,803	-	-	5,029,031
Common shares issued upon exercise of warrants and options	-	-	4,434,006	443	6,727,156	-	-	6,727,599
Sale of common shares, net of issuance costs	-	-	950,000	95	1,971,982	-	-	1,972,077
Common shares issued for Auction Video acquisition	-	-	467,290	47	1,499,953	-	-	1,500,000
Dividends accrued or paid on Series A-10 preferred	20,911	2	-	-	209,112	247,167	(415,473)	40,808
Beneficial conversion included in J&C Resources note	-	-	-	-	135,000	-	-	135,000
Net loss	-	-	-	-	-	-	(11,526,069)	(11,526,069)

Balance, March 31, 2007	252,059	$25	34,408,145	$3,441	$116,141,101	$(526,009)	$(91,784,636)	$23,833,922

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,526,069)	$(4,426,334)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,173,838	966,749
Amortization of discount on notes payable	5,019,541	66,444
Amortization of discount on convertible debentures	2,290,995	757,595
Interest expense paid in common shares and options	108,754	203,948
Interest expense on notes converted to 8% Subordinated Convertible Debentures	-	25,000
Amortization of deferred services and incentives	1,347,254	606,193
Debt extinguishment loss	135,000	-
Loss on derivative instruments	-	313,516
Increase in allowance for doubtful accounts	10,461	528
Gain from settlements of obligations	(3,607)	-
Net cash (used in) operating activities, before changes in assets and liabilities	(1,443,833)	(1,486,361)
Changes in assets and liabilities:
Decrease in accounts receivable	88,507	24,487
Decrease (Increase) in prepaid expenses	59,993	(53,678)
Decrease (Increase) in other current assets	32,476	(13,988)
(Increase) Decrease in inventories	(15,258)	26,451
(Decrease) Increase in accounts payable and accrued liabilities	(648,777)	500,609
(Decrease) Increase in deferred revenue	(167,095)	30,166
Net cash (used in) operating activities	(2,093,987)	(972,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments in connection with the acquisition of Auction Video	(543,794)	-
Payment of accounts payable and accrued liabilities assumed at time of Onstream Merger	(100,718)	-
Acquisition of property and equipment	(818,706)	(172,245)
Net cash (used in) investing activities	(1,463,218)	(172,245)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	$6,711,801	$-
Proceeds from loans and notes payable, net of expenses	2,050,000	770,000
Proceeds from sale of 8% Subordinated Convertible Debentures, net of expenses	-	1,391,740
Repayment of loans, notes and leases payable	(363,794)	(315,107)
Net cash provided by financing activities	8,398,007	1,846,633

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,840,802	702,074

CASH AND CASH EQUIVALENTS, beginning of period	222,963	4,137

CASH AND CASH EQUIVALENTS, end of period	$5,063,765	$706,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$82,894	$133,246

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Sale of common shares for restricted cash	$2,137,500	$-
Obligation for cash fee to placement agent, from restricted cash received for sale of common shares	$149,625	$-
Conversion of Series A-10 convertible preferred to common shares	$1,998,350	$85,090
Conversion of 8% Convertible Debentures to common shares	$5,299,154	$528,678
Conversion of note payable and interest to 8% Subordinated Convertible Debentures	$-	$375,000
Conversion of notes payable to common shares	$3,100,000	$-
Issuance of shares for acquisition of Auction Video	$1,500,000	$-
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2, resulting in reversal of previous reclassifications from equity to liability	$2,416,891	$-
Net decrease in amount of equity securities subject to potential rescission, including portion classified as liability	$-	$1,141,609
Derivative instruments reclassified from equity to liability	$-	$917,917
Issuance of shares, warrants and options for deferred services and incentives	$1, 932,237	$624,229
Issuance of warrants to placement agent for sale of common shares	$100,743	$-
Issuance of warrants with 8% Subordinated Convertible Debentures	$-	$424,459
Issuance of shares for payment of accounts payable	$122,000	$327,044
Issuance of common shares and options for interest	$5,029,032	$231,717
Issuance of A-10 preferred shares for dividends	$209,110	$168,111
Disposal of property and equipment	$-	$641,860

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Onstream Media Corporation (the "Company" or "Onstream" or "ONSM"), organized in 1993, is a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications, including digital media services and webcasting services. Digital media services are provided primarily to entertainment, advertising and financial industry customers. Webcasting services are provided primarily to corporate, education, government and travel industry customers.

Our Digital Media Services Group, which operates primarily from facilities in San Francisco, California, consists of our Smart Encoding division, our DMSP (“Digital Media Services Platform”) division, our User Generated Content division and our EDNet division.

Our Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient on-line search, retrieval, and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. Our DMSP division provides an on-line, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our User Generated Content division, which also operates as Auction Video - see note 2, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP.

Our EDNet division provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The global network, with approximately 500 active clients in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim, enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. EDNet also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications. EDNet generates revenues from the sale, rental and installation of equipment, network usage, distribution fees and other related fees.

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
MARCH 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $91.8 million as of March 31, 2007. The Company's operations have been financed primarily through the issuance of equity and debt. For the six months ended March 31, 2007, ONSM had a net loss of approximately $11.5 million and cash used in operations of approximately $2.1 million. For the year ended September 30, 2006, ONSM had a net loss of approximately $6.5 million and cash used in operations of approximately $1.5 million. However, the Company had working capital of approximately $7.2 million at March 31, 2007, before the effect of the Company’s April 2007 acquisition of Infinite Conferencing, LLC - see note 9.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries - Entertainment Digital Network, Inc., Media On Demand, Inc., HotelView Corporation, OSM Acquisition, Inc. and AV Acquisition, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%.

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
MARCH 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less.

Restricted cash

Restricted cash consisted primarily of amounts received by the Company in connection with the sale of restricted common shares during March 2007. Although the restricted cash was in escrow as of March 31, 2007, all of the conditions for the release of the cash to the Company from escrow had been met as of that date and the cash was transferred to the Company’s unrestricted account by the escrow agent on April 3, 2007 - see Note 6.

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
MARCH 31, 2007

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

The Digital Media Services Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. Charges to customers by the Smart Encoding and User Generated Content divisions are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed.

The EDNet division of the Digital Media Services Group generates revenues from customer usage of digital telephone connections controlled by the Company, bridging services and the sale of equipment. The Company purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s use of those services.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2006 and March 31, 2007 is immaterial in relation to the Company’s recorded liabilities.

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

Deferred revenue represents amounts billed to customers for webcasting, EDNET or smart encoding services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in fully earned, non-refundable smart encoding fees during the year ended September 30, 2006 that were not included in the revenue reported for that period. Based on applicable accounting literature, including SAB 104, “Revenue Recognition”, the Company has included this amount on its September 30, 2006 balance sheet under the caption “Deferred Revenue” and recognized it as revenue during the six months ended March 31, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Derivatives

Through September 30, 2006, the Company accounted for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. These non-hedging contracts accounted for in accordance with EITF 00-19 included freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that were bifurcated from the host financing contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s statement of operations, subject to the accounting for equity securities that were subject to potential rescission as discussed in Note 4. Effective within the six months ended March 31, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14.

Net Loss Per Share

For the six and three months ended March 31, 2007 and 2006, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 11,441,219 and 16,716,160 at March 31, 2007 and 2006, respectively. The March 31, 2006 number includes warrants contingent on the exercise of warrants that expired unexercised in September 2006 - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2007 have been excluded from the calculation of weighted average shares outstanding: 252,059 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 2,520,590 shares of our common stock. The potential dilutive effects of the following convertible securities outstanding at March 31, 2006 have been excluded from the calculation of weighted average shares outstanding: (i) 424,333 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 4,243,330 shares of our common stock and (ii) $3,300,000 of senior secured convertible notes (“8% Convertible Debentures”) and $2,300,000 of subordinated convertible notes (“8% Subordinated Debentures”) which in aggregate could potentially convert into 5,600,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

The Company has a stock based compensation plan for its employees (the “Plan”).  In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the six and three months ended March 31, 2007. Prior to October 1, 2006, the Company had elected to use Accounting Principles Board Opinion (“APB”) 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in “Accounting for Stock-Based Compensation" ("SFAS 123") had been used during the six and three months ended March 31, 2006 in accounting for employee options issued within the Plan (“Plan Options”) and outside the Plan (“Non-Plan Options”).

	For the six months ended March 31, 2006		For the three months ended March 31, 2006
Net loss, as reported	$	(4,426,334)	$	(2,688,792)
Total stock based compensation expense		(381,972)		(190,986)
Pro forma net loss	$	(4,808,306)	$	(2,879,778)
Net loss per share - basic and diluted:
Net loss per share, as reported		$(0.34)		$(0.20)
Net loss per share, pro forma		$(0.37)		$(0.22)

Total stock based compensation expense was determined by applying the fair value based method for all employee awards, net of tax. The fair value of each option expensed during the six and three months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 65%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 5 years, the full term of the related option.

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
MARCH 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, which retained the definition of a conventional convertible debt instrument set forth in EITF 00-19 and which is used in determining certain exemptions to the accounting prescribed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of “conventional” and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 was effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005, and the Company adopted it on July 1, 2005, with no material effect on its financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006, which was based on the Company’s application of EITF 00-19 as well as other authoritative literature. As noted under “Derivatives” above, the Company’s adoption of FSP EITF 00-19-2 within the six months ended March 31, 2007, resulted in discontinuance of this liability classification under EITF 00-19.

In July 2005, the FASB issued FASB Staff Position (“FSP”) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares”. FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise or in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. FSP 150-5 was effective for the first reporting period beginning after December 31, 2005 and the Company adopted it on July 1, 2005, with no material effect on its financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006, which was based on the Company’s application of SFAS 150 as well as other authoritative literature. As noted under “Derivatives” above, the Company’s adoption of FSP EITF 00-19-2 within the six months ended March 31, 2007, resulted in discontinuance of this liability classification under EITF 00-19.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year beginning October 1, 2007 and the Company is currently reviewing the effect FIN 48 may have on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2006. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of March 31, 2007 and the results of their operations and cash flows for the six months ended March 31, 2007 and 2006. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s intangible assets is as follows:

	March 31, 2007				September 30, 2006
	Gross Carrying Amount	Accumulated Amortization		Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill-Acquired Onstream	$8,421,401		$-	$8,421,401	$8,421,401	$-	$8,421,401
Goodwill - EDNet	1,271,444		-	1,271,444	1,271,444	-	1,271,444
Customer lists, patent pending and consulting/non- competes- Auction Video	1,150,000		-	1,150,000	-	-	-
Customer Lists - MOD	3,071,722		(3,071,722)	-	3,071,722	(2,918,136)	153,586
Customer Lists - Virage	332,000		(332,000)	-	332,000	(295,561)	36,439

	$14,246,567	$	(3,403,722)	$10,842,845	$13,096,567	$(3,213,697)	$9,882,870

On October 22, 2003 the Company executed an agreement and plan of merger agreement with privately held Onstream Media Corporation (“Acquired Onstream”) to acquire the remaining 74% of Acquired Onstream not already owned by the Company. On December 23, 2004, after approval by a majority of the Company’s shareholders in a duly constituted meeting, Acquired Onstream was merged with and into OSM Acquisition Inc., a Delaware corporation and the Company’s wholly owned subsidiary (the “Onstream Merger”). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. The Company also issued common stock options to directors and management as additional compensation at the time of and for the Onstream Merger, which was accounted for in accordance with APB 25 - see Note 1. An investment banking firm issued a fairness opinion regarding this transaction to the Company’s board of directors.

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
MARCH 31, 2007

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

The $8,421,401 excess included in the $9,974,959 paid by the Company for 100% of Acquired Onstream over $1,553,558 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by the Company as goodwill, subject to regular future valuations and adjustments as required by SFAS 142

EDNet, which is part of the Digital Media Services Group, was purchased by the Company in June 2001. MOD, which is part of the Webcasting Group, was purchased by the Company in February 2002. In February 2004, the Company acquired certain assets and licensed certain software from Virage, Inc., which operations are part of the Digital Media Services Group.

On March 27, 2007 the Company completed the acquisition of the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). The Auction Video, Inc. transaction was structured as a purchase of assets and the assumption of certain identified liabilities by the Company’s wholly-owned U.S. subsidiary, AV Acquisition, Inc. The Auction Video Japan, Inc. transaction was structured as a purchase of 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. The acquisitions were made with a combination of approximately 467,000 shares of restricted ONSM common stock issued to the stockholders of Auction Video Japan, Inc. and $500,000 cash paid to certain stockholders and creditors of Auction Video, Inc., for an aggregate purchase price of approximately $2.0 million. The Company has determined that these transactions do not meet the requirements established by the Securities and Exchange Commission for a “significant acquisition”, and therefore no pro-forma or other financial information related to the periods prior to the acquisition is being presented. The operations of Auction Video are part of the Digital Media Services Group.

The Company allocated the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes as of March 31 2007, with depreciation over a three-year life commencing April 2007 - see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and were reflected in other current and non-current assets as of March 31, 2007, to be amortized to cost of sales over a two-year period starting April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at approximately $1,150,000 and will be amortized over various lives between two to five years starting April 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The Company performed impairment tests on two reporting units, the Webcasting Group and EDNet as of September 30, 2006, as well as Acquired Onstream as of December 31, 2006. The Company, assisted by an independent third party appraiser, assessed the fair value of the net assets of each of those reporting units by considering the projected cash flows of those two groups and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, the Company concluded that there was no impairment of the net assets of neither the Webcasting Group nor EDNet as of September 30, 2006 and no impairment of Acquired Onstream’s net assets as of December 31, 2006. The valuations of the Webcasting Group, EDNet and Acquired Onstream incorporate management’s estimates of future sales and operating income, which estimates in the case of Acquired Onstream are dependent on a product (the DMSP) from which meaningful sales are yet to be realized.

The Company is required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

As of September 30, 2004, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan’s continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note is collateralized by Curaspan’s assets, subordinate to a lending bank’s interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan’s uncured default under the note. Due to Curaspan’s continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received. All scheduled payments have been made through May 11, 2007.

On April 27, 2007 the Company completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing business operations, were accounts receivable, equipment, internally developed software, customer lists and employment and non-compete agreements. The consideration for the merger was a combination of $14.0 million in cash and approximately 1.38 million shares of Onstream Media restricted common stock, for an aggregate purchase price of approximately $18.0 million. An investment banking firm provided a valuation report to the Company’s board of directors. The operations of Infinite will be part of the Webcasting Group. See Note 9- Subsequent Events.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31,	September 30,	Useful Lives
	2007	2006	(Years)

Equipment and Software	$8,171,296	$7,493,679	1-5
DMSP	4,790,731	4,081,978	3
Travel video library	1,368,112	1,368,112	2
Furniture and fixtures	179,205	179,205	5-7
Capitalized internal use software	333,485	333,485	3
Leasehold improvements	288,745	288,745	5
	15,131,574	13,745,204
Less: Accumulated depreciation
and amortization	(9,828,162)	(8,846,489)

Net book value	$5,303,412	$4,898,715

Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $984,000 and $603,000 for the six months ended March 31, 2007 and 2006, respectively. Depreciation and amortization of property and equipment included in the statements of operations amounted to approximately $484,000 and $379,000 for the three months ended March 31, 2007 and 2006, respectively. The Company recorded the disposal of approximately $642,000 of fully depreciated furniture and equipment during the six months ended March 31, 2006.

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

On March 27, 2007 the Company completed the acquisition of Auction Video - see Note 2. The assets acquired included a video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition. Based on the Company’s determination of the fair value of that transcoder at the date of the acquisition, $600,000 was added to the DMSP’s carrying cost as reflected above, which additional cost will be depreciated over a three-year life commencing April 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 3: PROPERTY AND EQUIPMENT (Continued)

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005.  On September 23, 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believed were without merit. On February 12, 2007, the Company agreed to a full settlement of this legal action, which required only the refund of the $50,000 deposit, which was classified as deferred revenue on the Company’s balance sheet as of September 30, 2006.

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

8% Subordinated Convertible Debentures

In March and April 2006 the Company sold to several accredited investors $2.3 million principal amount of 8% subordinated secured convertible notes (“8% Subordinated Convertible Debentures”), together with common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock for $1.50 per share. As of March 31, 2007, all of these 8% Subordinated Convertible Debentures had been converted into registered ONSM common shares, using a $1.00 per share conversion rate.

The conversion of $500,000 principal amount 8% Subordinated Convertible Debentures to common shares occurred at the Company’s election on January 22, 2007, as a result of the automatic conversion provisions contained in those notes. However, $250,000 principal amount of 8% Subordinated Convertible Debentures also eligible for the automatic conversion was not converted on that date as the debenture holder had in excess of the 4.99% beneficial ownership threshold cited in those debentures. The Company, in consultation with its legal counsel, subsequently determined that the waiver of such threshold by the debenture holder was sufficient to allow the Company to convert these debentures to common shares. This waiver was obtained and the debentures converted during March 2007.

In connection with the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. Starting one year after issuance, the warrants include a cashless exercise feature, which provides that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Subordinated Convertible Debentures (Continued)

In March and April 2006 the Company paid the selling agents fees totaling $163,000 and issued them 182,500 common stock purchase warrants with terms identical to the warrants sold with the initial $2.3 million principal 8% subordinated secured convertible notes.

The interest on the Subordinated Convertible Debentures of 8% per annum was payable in arrears with the first interest payment due on September 28, 2006 and payment dates quarterly thereafter in cash, or common shares (at 85% of the market price per share) at the Company’s option. The Company issued 165,068 common shares in lieu of the $93,284 interest accrued during the year ended September 30, 2006, which included 1,917 shares issued for $1,917 interest due on conversions during that period. The Company issued 40,976 common shares in lieu of the $50,947 interest accrued during the six months ended March 31, 2007, which included 31,681 shares issued for $31,681 interest due on conversions during that period.

The Company included the 8% Subordinated Convertible Debentures and related $1.50 warrants on a Registration Statement (the “Registration Statement”) which was declared effective by the Securities and Exchange Commission (“SEC”) on July 26, 2006. The Company is only required to expend commercially reasonable efforts to keep the Registration Statement continuously effective. However, in the event the Registration Statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem (i) any such notes still outstanding for 115% of the face value (or 115% of the market value of the underlying shares for the previous five days, if greater) plus (ii) any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company’s common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive).

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
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Subordinated Convertible Debentures (Continued)

Although the Company does not believe that payments in connection with these provisions is likely, EITF 00-19 requires that accounting for them be done without regard to probability. EITF 00-19 also requires that the amount reclassified as a liability be adjusted to fair value at each reporting period. Accordingly, the Company has reflected a liability of $281,809 on its September 30, 2006 balance sheet, $917,917 of such amount representing the initial reclassification to liability of the $1.50 warrants and the embedded conversion feature in the 8% Subordinated Convertible Debentures and the difference of $636,108 representing the adjustment to fair value included as income under the caption “income from derivative instruments” in the Company’s statement of operations for the year ended September 30, 2006. Effective within the six months ended March 31, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14. In accordance with the transitional adoption requirements of FSP EITF 00-19-2, the Company reflected the cumulative effect of this change in accounting principle in its March 31, 2007 financial statements as a $917,917 increase in its additional paid-in capital and a $636,108 increase in its accumulated deficit. Such changes were effective at the beginning of the six month period then ended.

The Company has concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of March 31, 2007, that material payments under these registration payment arrangements are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date.

The estimated fair value of all warrants given in connection with the 8% Subordinated Convertible Debentures plus the value of the 8% Subordinated Convertible Debentures’ beneficial conversion feature was $917,917, which was calculated in accordance with EITF 98-05 (“Accounting for Convertible Securities with Beneficial Conversion Features”) and EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and allocated to additional paid in capital and debt discount. The Company’s management calculated the discount based on its estimate of the fair value of the warrants and the fair value of the notes, which were allocated on a pro-rata basis as a percentage of the face value of the convertible securities, and the intrinsic value of the beneficial conversion feature. The fair value of the warrants was calculated using the Black-Scholes model including the following assumptions: expected volatility of 56% and risk free interest rate of 6.25%. The estimated fair value of the note was based on the present value of the expected cash flows, discounted at approximately 13% per annum, which Company management determined to be an appropriate interest rate for this financing on a stand-alone basis. The intrinsic value of the beneficial conversion feature was based on the closing price of the stock at the date of issuance, its relationship to the conversion price of the instrument and the value of the warrants. The debt discount, totaling $1,102,033 after inclusion of other direct costs associated with the financing, was amortized to interest expense based on the four year term of the 8% Subordinated Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities was expensed as interest at the time of the conversion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Senior Convertible Debentures

On December 23, 2004, the Company sold senior secured convertible notes (“8% Convertible Debentures”) to several accredited investors for gross proceeds of $4.35 million, which included five-year warrants to purchase 1,522,500 common shares of ONSM for $1.65 per share. The 8% Convertible Debentures were collateralized by a blanket security interest in the Company’s assets and a pledge of the stock of its subsidiaries. The 8% Convertible Debentures included an Additional Investment Right (“AIR”) of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the “Additional 8% Convertible Debentures”) had substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise, as discussed below. As of March 31, 2007, all of these 8% Convertible Debentures (including the AIR), had been converted into registered ONSM common shares, using a $1.00 per share conversion rate.

The conversion of $46,303 principal amount of 8% Senior Convertible Debentures to common shares occurred at the Company’s election on January 22, 2007, as a result of the automatic conversion provisions contained in those notes. However, $400,000 principal amount of 8% Senior Convertible Debentures also eligible for the automatic conversion were not converted on that date as the debenture holder had in excess of the 9.99% beneficial ownership threshold cited in those debentures. The Company, in consultation with its legal counsel, subsequently determined that the waiver of such threshold by the debenture holder was sufficient to allow the Company to convert these debentures to common shares. This waiver was obtained and the debentures converted during March 2007.

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

The interest on the Convertible Debentures of 8% per annum was payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company’s option. During the year ended September 30, 2005, the Company issued 267,248 common shares in lieu of the $310,427 interest accrued and due through that date. The Company issued 368,209 common shares in lieu of the $302,206 interest accrued during the year ended September 30, 2006, which included 9,589 shares issued for $9,589 interest due on conversions during that period. The Company issued 54,148 common shares in lieu of the $61,738 interest accrued during the six months ended March 31, 2007, which included 42,472 shares issued for $42,472 interest due on conversions during that period.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Senior Convertible Debentures (Continued)

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares), and the related warrants, on a registration statement declared effective by the SEC on June 29, 2005. The 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price for each month that (a) the Company’s common shares are not listed on the Nasdaq Capital Market for a period of 3 trading days or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under the provisions of Rule 144(k). The $1.65 warrants provide that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price.

The number of shares of ONSM common stock that can be issued upon the exercise of the $1.65 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 9.999% of the Company’s issued and outstanding common stock. However, the Company, in consultation with its legal counsel, determined that the waiver of such threshold by the warrant holder was sufficient to allow the Company to issue shares upon exercise of that warrant by a holder exceeding that threshold. Accordingly, the Company obtained such waiver and in March 2007 issued 118,788 shares to a holder exceeding that threshold.

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
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Senior Convertible Debentures (Continued)

Effective within the six months ended March 31, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14. In accordance with the transitional adoption requirements of FSP EITF 00-19-2, the Company reflected the cumulative effect of this change in accounting principle in its March 31, 2007 financial statements as a $1,498,974 increase in its additional paid-in capital and a $664,849 increase in its accumulated deficit. Such changes were effective at the beginning of the six month period then ended.

The Company has concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of March 31, 2007, that material payments under these registration payment arrangements are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date.

The estimated fair value of all warrants given in connection with the 8% Convertible Debentures plus the value of the 8% Convertible Debentures’ beneficial conversion feature is $2,131,025, which, in accordance with EITF 98-05 (“Accounting for Convertible Securities with Beneficial Conversion Features”) and EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”), was allocated to additional paid in capital and debt discount. The Company’s management calculated the discount based primarily on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The debt discount, which totals $2,467,269 after inclusion of other direct costs associated with the financing, was amortized to interest expense based on the four year term of the 8% Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities was expensed as interest at the time of the conversion.

The estimated fair value of the warrants (including warrants subject to shareholder approval and contingent warrants) given in connection with the Additional 8% Convertible Debentures plus the value of the Additional 8% Convertible Debentures’ beneficial conversion feature, plus other direct costs associated with the financing, exceed the face value of the Additional 8% Convertible Debentures. In accordance with EITF 98-05 and EITF 00-27, which limits the recorded discount to the face value of the related debt, $2,175,000 was allocated to additional paid in capital and debt discount and was amortized to interest expense based on the four year term of the Additional 8% Convertible Debentures. In addition, the unamortized portion of the discount related to converted securities was expensed as interest at the time of the conversion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable

Notes payable consist of the following as of March 31, 2007 and September 30, 2006:

	March 31, 2007	September 30, 2006
Note payable to third party, with original funding in August 2006. Principal balance was paid in monthly installments starting November 2006 through January 2007.	$-	$350,000
Note payable to a major shareholder of the Company, with original funding in September and October 2005 and additional funding in December 2006 and March 2007, for total funding of $1.5 million. Converted to common stock at $1.00 per share in March 2007.	-	450,000
Note payable to an affiliate of a director of the Company, funded in June 2006. Converted to common stock at $1.22 per share in March 2007.	-	300,000
Note payable to a major shareholder of the Company, with original funding in September 2006. Converted to common stock at $1.00 per share in March 2007.	-	300,000
Capitalized software lease	100,561	114,355
Total notes payable	100,561	1,514,355
Less: discounts on notes payable	-	(88,565)
Notes payable, net of discount	100,561	1,425,790
Less: current portion	(55,605)	(892,032)
Long term notes payable, net of discount and current portion	$44,956	$533,758

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which had an outstanding principal balance of $100,561 as of March 31, 2007. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. The principal balance shown at March 31, 2007 includes $19,770 representing the principal portion of $23,563 in past due lease payments, which the Company expects to pay before June 30, 2007. See Notes 2 and 5.

Interest expense to related parties (including amortization of debt discount) was approximately $233,000 and $70,000 for the six months ended March 31, 2007 and 2006, respectively. Related parties include Company directors and employees, and their affiliates, but exclude major shareholders.

During August 2006, the Company borrowed $350,000 from Platinum Credit Group, LLC, collateralized by a secondary lien on up to $350,000 of the Company’s tangible equipment. In addition, the Company dedicated certain receivables proceeds to pay $100,000 principal installments, which were paid when due on November 15 and December 15, 2006 as well as the $150,000 principal balance paid when due on January 12, 2007. At the time of the borrowing, the Company paid related fees totaling $50,000 in cash and prepaid interest in the form of 80,000 shares of ONSM common stock, which was recorded as a discount and amortized to interest expense over the term of the loan. The Company granted Platinum Credit piggyback registration rights for these 80,000 shares. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

On October 11, 2005, the Company entered into a five-year note with Neil Berman, a major shareholder, in the aggregate principal amount of $750,000, collateralized by hardware and software. Interest, at 10.85% per annum, was payable upon maturity. At the Company's option, and with the consent of required security holders, both interest and principal could be paid with Series A-10 Preferred Stock. The Company received $300,000 of the note amount as of September 30, 2005 and an additional $150,000 in October 2005, resulting in a notes payable balance of $450,000 as of September 30, 2006. The Company received the remaining $300,000 in December 2006. Following Board of Director approval of the modified terms on October 25, 2006, the note was formally modified in January 2007 to increase the principal amount to $1,500,000, adjust the remaining term to four years, increase the interest rate to 17.75% (which the lender could request prepayment of in common shares at $1.00 per share) and modify the note priority to unsecured and subordinated to all other debt. In addition, the new terms allowed the Company or the lender to convert the loan balance to restricted common stock at $1.00 per share at any time. The Company received $100,000 of the increased note amount in December 2006, $50,000 in January 2007 and the $600,000 balance in March 2007.

During March 2007, Mr. Berman exercised his option to require prepayment of interest and fees in shares and also converted this note to common stock. Accordingly, the Company issued an aggregate of 2,789,592 unregistered common shares for conversion of the note and the related interest and fees due. The portion of these shares representing interest and fees were valued at $3,416,477 based on their fair value at date of issuance. $48,825 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the six months ended March 31, 2007.

The Company has granted Mr. Berman demand registration rights, effective six months from the date of the modified note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

On June 1, 2006 the Company borrowed $300,000 from J&C Resources, LLC, whose President, Chairman and CEO is a member of the Company’s board of directors. The principal balance was due one year after the borrowing date or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurred first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares were due on maturity. Finders fees of $9,000 cash and 9,000 common shares were payable at loan maturity to Asset Factoring Ltd, a related entity. In January and February 2007, all fees due upon maturity were paid in cash and stock, as applicable. Following Board of Director approval of the modified terms on December 20, 2006, the note was formally modified in January 2007 to be convertible into common shares at $1.22 per share and to bear interest at 14.67% per annum, non-compounding, which the Company could settle in shares at $1.22 per share.

During March 2007, the Company exercised its option to force early conversion of this note to common stock, and as a result was required to pay interest (in shares) for the entire original term of the note. Accordingly, the Company issued an aggregate of 300,000 unregistered common shares for conversion of the note and the related interest due. The portion of these shares representing interest, as well as the shares issued in February 2007 for interest and fees related to the predecessor loan, were valued at $187,860 based on their fair value at date of issuance. $7,562 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the six months ended March 31, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

The Company granted J&C Resources piggyback registration rights for these 330,000 shares and also agreed to use its best efforts register those shares by June 30, 2007. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

In accordance with APB 26, “Early Extinguishment of Debt”, and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, new debt instruments are to be recorded at fair value at the date of modification and that fair value is to be compared to the carrying value of the previous debt instrument in order to determine the debt extinguishment gain or loss, if any.

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

The new J&C note was recorded at a gross amount of $435,000, equivalent to the market value of the 245,902 shares that would be received upon its conversion. This value was based on the market value of $1.77 per ONSM share, which was the most recent daily closing price as of the date of Board approval of the terms of the new note, although the $1.22 conversion rate was based on negotiations that occurred with J&C only two weeks earlier when the market value was approximately $1.20 per ONSM share. The valuation based on the date of Board approval resulted in a debt extinguishment loss of $135,000, the difference between the $435,000 fair value and the $300,000 face value of the note, and such non-cash loss was reflected in the Company’s results of operations for the six and three months ended March 31, 2007. The gross carrying value of the new note was offset by the $135,000 value of the conversion feature, which was reflected by an increase to additional paid-in capital and resulted in the net carrying value of the note, prior to its conversion to common stock, being equal to its $300,000 face value. There was no material difference between the effective interest rates of the old and new J&C notes.

On September 14, 2006, the Company borrowed $300,000 from Lewis Opportunity Fund LP, a major shareholder. Cash interest of 10% was paid in advance. The principal, plus additional interest of 90,000 common shares, was due on September 14, 2007. The Company could prepay all or any part of the principal after April 15, 2007 and before maturity without penalty, provided the Company gave the lender five days notice before repayment to allow the lender opportunity to exercise rights of conversion. In the event of early repayment or transfer to another financing all cash interest for the entire term of the loan would be deemed earned but the interest shares would be partially earned on the following basis - prepayment within eight months - 60,000 shares; thereafter - 90,000 shares. The note was convertible at the lender’s option at any time after April 15, 2007, to unregistered common stock at the rate of $1.00 per common share, which exceeded the fair market value at the time of the loan. In the event of such a conversion of the entire principal amount, all cash and interest shares for the entire term of the loan would be fully earned. The Company granted the lender a secondary lien on certain equipment.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

During March 2007, the Company exercised its option to force early conversion of this note to common stock, and as a result was required to pay interest (in shares) for the entire original term of the loan. Accordingly, the Company issued an aggregate of 390,000 unregistered common shares for conversion of the note and the related interest due. These interest shares were valued at $191,263 based on their fair value at date of issuance. $3,945 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the six months ended March 31, 2007.

On October 27, 2006 the Company entered into a four-year promissory note in the aggregate principal amount of $1.0 million, which was funded in installments through December 2006. The note was unsecured and subordinate to all other liabilities of the Company. The note‘s interest rate was 17.75% per annum, payable in cash quarterly in arrears or, at the Company’s option, in unregistered ONSM common stock valued at $1.00 per share. Interest paid in shares was required to be prepaid on a non-compounding, non-refundable basis for the entire remaining term of the loan. The Company elected to prepay all interest with the aggregate issuance of 694,495 unregistered common shares during November and December 2006, which were valued at $1,077,824 based on the fair market value of the shares on the dates of issuance.

In connection with the above, the Company agreed to pay a finder’s fee to another individual not affiliated with the lending entity and not a director or officer of the Company, but who has greater than a 5% beneficial ownership in the Company. This finder’s fee was payable as 100,000 shares of the Company’s common stock, which the Company issued in November 2006, plus immediately exercisable four-year options to purchase 50,000 shares of the Company’s common stock at $1.00 per share, which was greater than the fair value of those shares at the option grant date. The shares and options were valued at $121,008, based on the fair market value of the shares at the date of the issuance, and in the case of the options, using the Black-Scholes model with a volatility of 75% and a risk-free interest rate of 6.25%. The Company granted piggyback registration rights for these shares and options.

The Company recorded the above shares and options issued for interest and fees, totaling $1,198,832, similar to a debt discount and was initially amortizing that amount into interest expense over the term of the loan. Although the fair market value of ONSM common stock ranged from $0.95 to $2.12 per share during the approximately two-month period over which this loan was funded, as compared to the $1.00 conversion price, the Company has concluded that no beneficial conversion feature existed with respect to this note, since the fair market value of the ONSM common stock of $0.80 per share as of the October 27, 2006 loan commitment date was less than the $1.00 conversion price.

At any time after April 27, 2007, or earlier if agreed to by the Company, the lending entity, at its option, could begin converting the outstanding principal to the Company’s unregistered common stock at the rate of $1.00 per share through October 25, 2009, and at the rate of $2.00 per share thereafter. The Company allowed the note to be converted into 1.0 million unregistered common shares on January 10, 2007, at which time the remaining unamortized discount was written off to interest expense. The Company has granted the lending entity demand registration rights, effective six months from the date of the note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

See Note 5 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES

Consulting agreements - In November 2006, the Company entered into a three-year consulting contract with the principal and beneficial owner of an entity which loaned the Company $1.0 million in October 2006, as discussed in Note 4. The contract, for the provision of international business development and financial advice, is cancellable upon thirty days notice after the first year and calls for the issuance of 60,000 restricted common shares in advance every six months. The initial 60,000 shares under this contract were issued in January 2007, and were valued based on fair market value as of the date of issuance and expensed under SFAS 123 as professional fees expense. The second tranche of 60,000 shares under this contract were issued in May 2007 and will be similarly accounted for. The closing ONSM share price was $2.31 per share on May 11, 2007.

In addition to the above, the Company is obligated under agreements to issue approximately 36,000 common shares and options to purchase approximately 202,500 shares (at an exercise price of $2.46 per share) for financial consulting services subsequent to March 31, 2007, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $10,000. The closing ONSM share price was $2.31 per share on May 11, 2007. None of these contracts are with Company directors or officers.

Employment Contracts and Severance - On December 27, 2004, in connection with the Company’s closing of the Onstream Merger (see Note 2), the Company entered into four-year employment contracts with the Company’s President, Executive Vice President, Chief Marketing Officer and Executive Vice President of Business Development. The contracts provide for base annual salaries of $163,000 ($178,000 for the President) increasing 10% per year. Each executive also receives a combined auto allowance, deferred compensation allocation and dues reimbursement allowance aggregating $35,000 per year. In the event of a subsequent change of control or termination without cause, the Company is obligated to make payments of base salary for three years, which the executive may elect to take in a lump sum payment, plus benefits for two years. On March 8, 2005 the Company entered into a similar three-year employment agreement with its Chief Financial Officer, with a base salary of $150,000 (increasing 10% each year, with the first increase effective December 27, 2005) and other compensation of $27,000 per year. In the event of a subsequent change of control or termination without cause, the company is obligated to make payments of base salary and benefits for nine months. Effective February 2007, the initial term of the Chief Financial Officer's contract was extended to end on a date consistent with the other four executive officer contracts and to increase the salary and other terms to the same level as the Chief Marketing Officer and the Executive Vice President of Business Development. Effective May 2007, the base salaries otherwise payable under the above contract terms with the Company’s President, Executive Vice President and Chief Financial Officer were increased by $38,500, $30,350 and $10,000 per annum, respectively.

Lease Commitments - The Company is obligated under operating leases for its three offices located in Pompano Beach, Florida; San Francisco, California and New York City, which call for monthly payments totaling approximately $40,000. The leases, with expiration dates ranging from 2007 to 2009, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of March 31, 2007, excluding the capital lease obligation discussed in Note 4, total approximately $585,000. Approximately $80,000 is included in accounts payable at March 31, 2007 related to aggregate amounts due under these leases.

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
MARCH 31, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

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
MARCH 31, 2007

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

NOTE 6: CAPITAL STOCK

Common Stock

During the six months ended March 31, 2007, the Company issued an aggregate of 7,297,503 registered common shares as a result of conversions by several investors of 8% Senior and Subordinated Convertible Debentures (see Note 4) and Series A-10 Preferred, as follows:

(i)	3,042,472 ONSM common shares for the conversion of $3.0 million of 8% Senior Convertible Debentures, plus accrued interest,

(ii)	2,256,681 ONSM common shares for the conversion of $2.225 million of 8% Subordinated Convertible Debentures, plus accrued interest,

(iii)	1,998,350 ONSM common shares for the conversion of 199,835 shares of Series A-10 Preferred, including accrued dividends.

During the six months ended March 31, 2007, the Company received approximately $6.7 million from the exercise of previously issued warrants and options, resulting in its issuance of 4,434,006 registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.50 per share. See Note 8.

During March 2007, the Company issued 467,290 restricted common shares as in exchange for 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. - see Note 2.

During March 2007, the Company sold 950,000 restricted common shares at $2.25 per share for total gross proceeds of $2,137,500. These proceeds were reflected by the Company in restricted cash as of March 31, 2007, since although the conditions had been met for the release of the funds from escrow to the Company as of that date, the actual transfer to the Company’s unrestricted account was not processed by the escrow agent until April 3, 2007. Although this sale of common shares was part of an $11 million private equity financing arranged by the Company to partially fund the acquisition of Infinite Conferencing, LLC., such sale was not contingent on the closing of such acquisition. This acquisition, as well as the remainder of the private equity financing which was subject to the closing of such acquisition, closed during April 2007 - see Note 9 - Subsequent Events.

As of March 31, 2007, the Company accrued $149,625 for the cash portion of the placement fees, equal to 7% of the gross proceeds related to the above sale, which was reflected as a reduction of paid-in capital. After deducting these fees, as well as legal fees and other issuance costs, the net proceeds to the Company for this sale was $1,972,077. In addition the Company was obligated as of March 31, 2007 for additional placement fees related to the above sale, consisting of 66,500 five-year warrants exercisable at $2.70 per share, which the Company valued at $100,743 using Black-Scholes methodology.

In addition to the proceeds of $2,137,500 noted above, as of March 31, 2007 the Company had received $1,868,551 in escrowed cash for the purchase of 830,467 ONSM common shares at $2.25 per share. However, since the closing of such sales was contingent on the closing of the Infinite acquisition, neither the shares nor the proceeds were reflected on the Company’s March 31, 2007 financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (continued)

During the six months ended March 31, 2007, the Company issued 807,035 shares of common stock for consulting, financial, advisory and other services, as follows:

687,420 unregistered shares valued at approximately $1,302,000 and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. None of these shares were issued to Company directors or officers. See Note 5 regarding the Company’s obligation to issue additional shares under such agreements.

59,615 unregistered shares of common stock to SAIC as payment for services previously capitalized by the Company at $62,000 and included in accounts payable at September 30, 2006. The Company agreed to include these shares in the next registration statement filed by it. See Note 5.

60,000 unregistered shares of common stock as payment for equipment purchased and capitalized for approximately $60,000 by the Company as of March 31, 2007.

During the six months ended March 31, 2007, the Company issued options to purchase its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $630,000. The Company recognized professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services of approximately $1,347,000 and $606,000 for the six months ended March 31, 2007 and 2006, respectively. These expenses were approximately $1,009,000 and $271,000 for the three months ended March 31, 2007 and 2006, respectively. As a result of previously granted or issued options, warrants or shares for financial consulting and advisory services, the Company has approximately $847,000 in deferred equity compensation expense at March 31, 2007, which will be amortized over the remaining periods of service for these issuances, which range from one to 18 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the six months ended March 31, 2007, the Company issued (i) 3,045,902 restricted common shares as the result of the conversion of four promissory notes having an aggregate face value of $3.1 million and (ii) 2,258,185 restricted common shares for payment of interest and fees incurred in connection with those promissory notes. See Note 5.

During the six months ended March 31, 2007, the Company issued 95,125 common shares in lieu of the $112,686 interest accrued and due through December 31, 2006 on the 8% Convertible Debentures and the 8% Subordinated Convertible Debentures (which included 74,154 shares issued for $74,154 interest due on conversions during that period).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of September 30, 2006 and March 31, 2007, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”).

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

The Company’s Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. In addition, the Company issued 814 Series A-10 shares in lieu of $8,140 dividends due on conversions during the year ended September 30, 2005. The Company’s Board of Directors declared a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment. The Company’s Board of Directors declared a dividend payable on May 15, 2006 to Series A-10 shareholders of record as of May 10, 2006 of 16,701 Series A-10 preferred shares, in lieu of a $167,014 cash payment. In addition, the Company issued 484 Series A-10 shares in lieu of $4,840 dividends due on conversions during the year ended September 30, 2006. The Company’s Board of Directors declared a dividend payable on November 15, 2006 to Series A-10 shareholders of record as of November 10, 2006 of 17,239 Series A-10 preferred shares, in lieu of a $172,394 cash payment. In addition, the Company issued 3,672 Series A-10 shares in lieu of $36,720 dividends due on conversions during the six months ended March 31, 2007. See Note 9 regarding dividend payments occurring after March 31, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

As of March 31, 2007, the Company had issued 2,806,780 ONSM common shares as a result of several investors converting a total of 280,678 shares of Series A-10 preferred shares, which included 4,970 Series A-10 shares issued for accrued dividends through the respective conversion dates. See Note 9 regarding conversions occurring after March 31, 2007.

The above transactions are summarized as follows through March 31, 2007:

Initial number of Series A-10 shares issued	454,650
Plus: A-10 shares issued for regular interest and dividends	73,117
Plus: A-10 shares issued for conversion dividends	4,970
Less: A-10 shares converted to common shares	(280,678)
Number of Series A-10 shares outstanding	252,059

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

NOTE 7: SEGMENT INFORMATION

The Company's operations are currently comprised of two operating groups, Digital Media Services and Webcasting. These groups are managed from the Company's Pompano Beach facility, with their primary operating activities at the San Francisco and Pompano Beach facilities, respectively.

All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the six months ended March 31, 2007 and 2006 the Company provided smart encoding services to a significant customer, America Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $320,000, or approximately 8%, and $530,000, or approximately 14%, of total consolidated revenue for the six months ended March 31, 2007 and 2006, respectively. These revenues represented approximately 15% and 26% of Digital Media Services Group revenues for the same periods. Revenues from sales to this customer were approximately $154,000, or approximately 7%, and $254,000, or approximately 13%, of total consolidated revenue for the three months ended March 31, 2007 and 2006, respectively. These revenues represented approximately 16% and 24% of Digital Media Services Group revenues for the same periods.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 7: SEGMENT INFORMATION (Continued)

For the six months ended March 31, 2007 the Company provided smart encoding services to another significant customer, Discovery Education, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $260,000, or approximately 6% and $14,000, or approximately 1%, of total consolidated revenue for the six and three months ended March 31, 2007, respectively. These revenues represented approximately 12% and 1% of Digital Media Services Group revenues for the same periods.

Detailed below are the results of operations by segment for the six and three months ended March 31, 2007 and 2006, and total assets by segment as of March 31, 2007 and September 30, 2006.

	For the six months ended March 31,			For the three months ended March 31,
	2007	2006		2007	2006
Revenue:

Digital Media Services Group	$2,093,441		$2,054,020	$954,623	$1,037,062
Webcasting Group	2,146,403		1,757,727	1,110,708	917,890
Total consolidated revenue	$4,239,844		$3,811,747	$2,065,331	$1,954,952

Segment operating income (loss):

Digital Media Services Group	206,625		255,377	(5,978)	79,591
Webcasting Group	211,378		17,884	88,555	6,326
Total operating income	418,003		273,261	82,577	85,917

Depreciation and amortization	(1,173,838)		(966,749)	(492,115)	(560,456)
Corporate and unallocated shared expenses	(3,269,415)		(2,399,679)	(2,103,856)	(1,306,254)
Other (expense) income, net	(7,500,819)		(1,333,167)	(5,525,230)	(907,999)

Net loss	$(11,526,069)	$	(4,426,334)	$(8,038,624)	$(2,688,792)

	March 31,	September 30,
	2007	2006
Total assets:

Digital Media Services Group	$16,203,451	$14,789,639
Webcasting Group	1,599,784	1,408,488
Corporate and unallocated	8,588,065	968,085
Total	$26,391,300	$17,166,212

Depreciation and amortization are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS

As of March 31, 2007, the Company had 11,441,219 issued and outstanding options and warrants, including 4,309,000 Plan Options; 2,431,390 Non-Plan Options to employees and directors; 1,877,174 Non-Plan Options to financial consultants; and 2,823,655 warrants issued in connection with various financings and other transactions.

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

As of March 31, 2007 the Company has outstanding options to management, employees and directors granted under the Plan. The term of these options were generally four to five years and they are fully vested as of March 31, 2007. In addition, the Company has outstanding Plan two-year options to a consultant covering 35,000 shares that are unvested as of March 31, 2007. All options were granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company’s shareholders voted to approve the cancellation (subject to the option holder’s approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 167,776 of the Plan Options subject to this cancellation and re-issue had expired as of May 11, 2007.

Detail of Plan Option activity for the six months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	4,388,891	$1.28
Granted during the period	60,000	2.69
Expired or forfeited during the period	(139,891)	1.96

Balance, end of the period	4,309,000	$1.29

Exercisable at end of the period	4,274,000	$1.28

The Company’s 4,214,000 outstanding exercisable Plan Options at March 31, 2007 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 3.7 years and exercise prices ranging from $0.71 to $2.28 per share. The Company’s 60,000 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 2 years and exercise prices ranging from $11.25 to $22.50 per share. See Note 9 related to the exercise of certain of the above outstanding options subsequent to March 31, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2007, the Company had 2,431,390 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of our common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of our common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 options at an exercise price of $3.376 per share in conjunction with the Onstream Merger.

As of March 31, 2007, the Company had 1,877,174 outstanding Non Plan options issued to financial consultants, of which (i) 661,184 were issued during the six months ended March 31, 2007, 50,000 with an exercise price of $1.00 per share, 50,000 with an exercise price of $1.20 per share, 50,000 with an exercise price of $1.50 per share, 490,000 with an exercise price of $2.46 per share and 21,184 with an exercise price of $2.48 per share; (ii) 401,750 were issued during the year ended September 30, 2006, 310,000 with an exercise price of $1.00 per share and 91,750 with an exercise price of $1.05 per share; (iii) 579,240 were issued during the year ended September 30, 2005, 225,000 with an exercise price of $1.10 per share, 215,000 with an exercise price of $1.65 per share, 80,000 with exercise prices of $2.50 and $3.50 per share, and 59,240 issued with an exercise price of $3.376 per share in conjunction with the Onstream Merger; and (iv) 235,000 were issued during the year ended September 30, 2004, with exercise prices of $2.25 and $2.50 per share. The above options expire on various dates from June 2008 to March 2012. 576,250 of the above options were not vested as of March 31, 2007, including 125,000 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract. See Note 5 related to commitments for future issuance of financial consultant options, Note 6 related to the exercise of previously issued financial consultant options and the issuance of common shares during the six months ended March 31, 2007 and Note 9 related to the exercise of certain of the above outstanding options subsequent to March 31, 2007.

As of March 31, 2007, the Company had outstanding vested warrants to purchase an aggregate of 2,823,655 shares of common stock, inclusive of warrants issued in connection with various financings. The warrants contain exercise prices ranging from $1.00 to $10.65 expiring from February 2007 to March 2012. In March 2006 the Company granted 66,500 of these warrants with five-year terms exercisable at $2.70 per share. During the year ended September 30, 2006 the Company granted 404,700 of these warrants with five-year warrants exercisable at $1.50 per share, issued in connection with the 8% Subordinated Convertible Debentures. During the year ended September 30, 2005 the Company granted 2,190,154 of these warrants - 1,159,628 five-year warrants at an exercise price of $1.65 per share in conjunction with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures; 909,083 five-year warrants at an exercise price of $1.50 per share in conjunction with the sale of Series A-10; and 121,443 warrants at an exercise price of $3.376 per share in conjunction with the Onstream Merger. In addition, 162,301 of these warrants were granted by the Company in connection with other financing activities in periods prior to the year ended September 30, 2005- 10,000 four-year warrants at an exercise price of $4.50 per share issued with the sale of Series A-9; 40,000 one-year warrants at an exercise price of $3.00 per share issued with the sale of Series A-9; 82,300 four-year warrants at an exercise price of $3.00 per share issued with the sale of common stock; and 30,001 warrants at exercise prices of $2.65 and $10.65 per share, issued with other transactions. See Notes 4 and 6 related to the exercise of previously issued warrants and the issuance of common shares during the six months ended March 31, 2007 and Note 9 related to the exercise of certain of the above outstanding warrants subsequent to March 31, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

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

NOTE 9: SUBSEQUENT EVENTS - ACQUISITION, FINANCING AND EQUITY TRANSACTIONS

On April 27, 2007 the Company completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. An investment banking firm provided a valuation report to the Company’s board of directors. The transaction, by which the Company acquired 100% of the membership interests of Infinite, was structured as a merger by and between Infinite and the Company’s wholly-owned subsidiary, Infinite Conferencing, Inc. The primary assets acquired, in addition to Infinite’s ongoing audio and webconferencing business operations, were accounts receivable, equipment, internally developed software, customer lists and employment and non-compete agreements.

The consideration for the merger was a combination of $14 million in cash and 1,376,622 shares of Onstream Media restricted common stock, for an aggregate purchase price of approximately $18 million. Onstream Media arranged a private equity financing totaling $11 million, to partially fund the transaction, consisting only of the sale of 4,888,889 shares of Onstream Media restricted common stock at $2.25 per share to approximately sixty individuals, funds and other entities. The remainder of the purchase price was funded from the Company’s cash. A portion of this private equity offering was closed, and the gross proceeds of $2,137,500 were recorded by the Company, during March 2007 - see Note 6.

The Company paid placement fees in connection with the private equity financing, such fees consisted of (i) $770,000 for cash placement and/or finders fees, equal to 7% of the gross proceeds of the financing, (ii) 342,222 five year warrants exercisable at $2.70 per share, equal to 7% of the aggregate number of shares of common stock issued in the financing, and (iii) reimbursement of reasonable out-of-pocket expenses not to exceed $1,000 unless previously authorized. The shares underlying the warrants will be included in the registration statement discussed below.

The Company has agreed to file a registration statement containing all shares issued in connection with the private financing, such filing to be within sixty (60) days of the first closing for purchase of shares under the private financing, which first closing occurred on March 30, 2007 (“First Closing Date”). The Company has agreed to use its reasonable best efforts to cause such Registration Statement to become effective as promptly as possible after filing, and in any event within one hundred twenty (120) days from the First Closing Date (or in the event the registration statement receives a “full review” by the Securities and Exchange Commission (“SEC”), within one hundred fifty (150) days from the First Closing Date) or, if earlier, within five (5) business days of SEC clearance to request acceleration of effectiveness. In the event the above deadlines are not met, the Company incurs cash penalties of 1.5% per month, not to exceed a total of 10%, calculated based on the initial purchase price of the shares purchased in the financing. At the closing of the merger, the Company entered into a registration rights agreement with the Infinite sellers, wherein the Company agreed to register the shares issued to the sellers within 30 days of the closing of such merger transaction and to use its reasonable best efforts to have such registration statement declared effective within ninety (90) days of the merger closing date (or in the event the registration statement receives a review by the SEC, within one hundred twenty (120) days).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 9: SUBSEQUENT EVENTS - ACQUISITION, FINANCING AND EQUITY TRANSACTIONS (Continued)

In addition to the shares issued to the Infinite sellers and the shares underlying the warrants issued to the placement agents, the Company may also include a mutually agreed number of unregistered shares from previous transactions in the registration statement containing the shares issued under the private financing, to the extent the inclusion of such additional securities is in compliance with applicable rules and provided that the securities issued pursuant to the current financing shall have priority over such additional shares.

At the closing of the merger, the Company entered into a lock-up agreement with the Infinite sellers that limits the number of shares that they may sell, to 25% per quarter, which percentage may be increased at the Company’s option. The lock-up agreement also provides that in the event that the accumulated gross proceeds of the sale of first 50% of the shares issued to them is less than $2.0 million, the Company, at its sole option but provided that all securities to be issued in connection with the merger agreement and any related financing or other transactions do not exceed 19.99% of ONSM’s outstanding common stock at the measurement date, will pay the difference in cash or ONSM common shares.

In connection with the merger agreement, the Company entered into two employment contracts and one consulting contract with three key Infinite executives, such employment contracts including five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years. The employment and consulting contracts contain non-compete provisions with a minimum term of three years from the merger closing.

During the period from April 1, 2007 through May 11, 2007, the Company received approximately $16,425 from the exercise of previously issued warrants and options, resulting in its issuance of 12,050 registered and 5,000 unregistered common shares. These warrants and options had exercise prices ranging from $0.71 to $1.50 per share.

During the period from April 1, 2007 through May 11, 2007, the Company issued 67,709 unregistered shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $169,000 over the service period. None of these shares were issued to Company directors or officers.

During the period from April 1, 2007 through May 11, 2007, the Company issued 76,340 registered shares of common stock as a result of one investor’s conversion of 7,634 shares of Series A-10 Preferred, which included accrued dividends.

The Company’s Board of Directors declared a dividend payable on May 15, 2007 to Series A-10 shareholders of record as of May 10, 2007 of 9,787 Series A-10 preferred shares, in lieu of a $97,871 cash payment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in this Form 10-QSB.

OVERVIEW

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications. We had 67 full time employees as of March 31, 2007, with operations organized in two main operating groups:

•	Digital Media Services Group

•	Webcasting Group

Our Digital Media Services Group, which operates primarily from facilities in San Francisco, California, consists of our Smart Encoding division, our DMSP (“Digital Media Services Platform”) division, our User Generated Content division and our EDNet division.

Our Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient on-line search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. Our DMSP division provides an on-line, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our User Generated Content division, which also operates as Auction Video, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. In addition, our EDNet division provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

Our Webcasting Group, which operates primarily from facilities in Pompano Beach, Florida, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. Our Webcasting Group also includes our travel production and distribution operations, which produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

For segment information related to the revenue and operating income of these groups, see Note 7 to the Consolidated Financial Statements.

General

On March 27, 2007 we completed the acquisition of the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation. The acquisitions were made with a combination of approximately 467,000 shares of restricted ONSM common stock and $500,000 cash, for an aggregate purchase price of approximately $2.0 million. The primary assets acquired were the video ingestion and flash transcoder that is already integrated into our Digital Media Services Platform (“DMSP”), related technology and patents pending, customer lists and employment and non-compete agreements.

On April 27, 2007 we completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The consideration for the merger was a combination of $14 million in cash and approximately 1.38 million shares of Onstream Media restricted common stock, for an aggregate purchase price of approximately $18 million. The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing business operations, were accounts receivable, equipment, internally developed software, customer lists and employment and non-compete agreements.

We arranged a private equity financing totaling $11 million, to partially fund the Infinite transaction, consisting only of the sale of Onstream Media restricted common stock at $2.25 per share to approximately sixty individuals, funds and other entities. The remainder of the purchase price was funded from our cash. A portion of this private equity offering was closed, and gross proceeds of $2,137,500 recorded by us, during March 2007.

During the six months ended March 31, 2007, we received approximately $6.7 million from the exercise of previously issued warrants and options, resulting in our issuance of approximately 4.4 million registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.50 per share.

During the six months ended March 31, 2007, we received approximately $2.3 million of proceeds from convertible notes entered into with four individual investors, for total proceeds under those notes of $3.1 million when combined with funds received by us prior to October 1, 2006. During the six months ended March 31, 2007, we issued (i) 3,045,902 restricted common shares as the result of the conversion of these notes and (ii) 2,258,185 restricted common shares for payment of interest and fees incurred in connection with those promissory notes. These share issuances resulted in non-cash interest expense of approximately $5.1 million for the six months ended March 31, 2007, including the write-off of prepaid interest.

During the six months ended March 31, 2007, we issued an aggregate of 5,299,153 registered common shares as a result of conversions of $5,225,000 (plus accrued interest) of 8% Senior and Subordinated Convertible Debentures. These conversions resulted in non-cash interest expense of approximately $2.3 million for the six months ended March 31, 2007 arising from the write-off of unamortized debt discount. As of March 31, 2007, all 8% Senior and Subordinated Convertible Debentures had been converted to common stock.

See Liquidity and Capital Resources.

Revenue Recognition

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

Our Digital Media Services Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. Charges to customers by the Smart Encoding and User Generated Content divisions are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed. The EDNet division primarily generates revenue from customer usage of digital telephone connections controlled by the Company. The Company purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s usage of those services.

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

RESULTS OF OPERATIONS

Our consolidated net loss for the six months ended March 31, 2007 was approximately $11.5 million ($0.52 loss per share) as compared to a loss of approximately $4.4 million ($0.34 loss per share) for the comparable prior year period, an increase in our loss of approximately $7.1 million (160%). The increased net loss for the fiscal 2007 period, as compared to the corresponding prior year period, was primarily due to higher non-cash interest expense in the fiscal 2007 period as compared to the corresponding prior year period, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount, as well as conversions of notes payable to equity during the fiscal 2007 period for which similar transactions did not occur in the corresponding prior year period, and the resulting write-off of prepaid interest and fees.

Our consolidated net loss for the three months ended March 31, 2007 was approximately $8.0 million ($0.29 loss per share) as compared to a loss of approximately $2.7 million ($0.20 loss per share) for the comparable prior year period, an increase in our loss of approximately $5.3 million (199%). The increased net loss for the fiscal 2007 period, as compared to the corresponding prior year period, was primarily due to higher non-cash interest expense in the fiscal 2007 period as compared to the corresponding prior year period, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount, as well as conversions of notes payable to equity during the fiscal 2007 period for which similar transactions did not occur in the corresponding prior year period, and the resulting write-off of prepaid interest and fees.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE
	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006

Revenue:
Smart encoding and DMSP services	21.9%	22.0%	18.1%	20.0%
Network usage and services	25.3	26.6	26.3	26.1
Network equipment sales and rentals	2.2	5.3	1.8	6.9
Webcasting	49.0	43.9	52.2	45.0
Travel production and distribution	1.6	2.2	1.6	2.0
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Smart encoding and DMSP services	11.3	8.3	11.7	8.5
Network usage and services	10.4	12.1	10.2	11.5
Network equipment sales and rentals	0.8	2.0	0.5	3.2
Webcasting and related equipment	16.3	16.4	17.1	16.5
Travel production and distribution	0.5	1.0	0.5	1.0
Total costs of revenue	39.3%	39.8%	40.0%	40.7%

Gross margin	60.7%	60.2%	60.0%	59.3%

Operating expenses:
General administrative:
Compensation	64.9	64.9	71.3	68.2
Professional fees	42.4	29.8	62.9	29.7
Other	20.6	21.2	23.7	23.8
Depreciation and amortization	27.7	25.4	23.8	28.7
Total operating expenses	155.6%	141.3%	181.7%	150.4%

Loss from operations	(94.9)%	(81.1)%	(121.7)%	(91.1)%

Other income (expense):
Interest income	1.1	0.1	2.1	0.1
Interest expense	(176.0)	(30.8)	(270.7)	(37.3)
Debt extinguishment loss	(3.2)	-	-	-
Loss on derivative instruments	-	(8.2)	-	(16.0)
Other income (expense), net	1.2	3.9	1.1	6.8
Total other expense, net	(176.9)	(35.0)	(267.5)	(46.4)

Net loss	(271.8)%	(116.1)%	(389.2)%	(137.5)%

Six months ended March 31, 2007 compared to the six months ended March 31, 2006

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the six months ended March 31,		Increase (Decrease)
	2007	2006	Amount	Percent

Total revenue	$4,239,844	$3,811,747	$428,097	11.2%
Total costs of revenue	1,668,103	1,518,643	149,460	9.8%
Gross margin	2,571,741	2,293,104	278,637	12.2%

General and administrative expenses	5,423,153	4,419,522	1,003,631	22.7%
Depreciation and amortization	1,173,838	966,749	207,089	21.4%
Total operating expenses	6,596,991	5,386,271	1,210,720	22.5%

Loss from operations	(4,025,250)	(3,093,167)	932,083	30.1%

Other expense	(7,500,819)	(1,333,167)	6,167,652	462.6%

Net loss	$(11,526,069)	$(4,426,334)	$7,099,735	160.4%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.2 million for the six months ended March 31, 2007, an increase of approximately $428,000 (11%) from the comparable prior year period. This primarily reflected increased revenues of the Webcasting Group, although the Digital Media Services Group revenues also increased.

Webcasting Group revenues were approximately $2.1 million for the six months ended March 31, 2007, an increase of approximately $389,000 (22%) from the comparable prior year period. This was from increased webcast production services sales and a continuation of the past growth in our sales of higher priced video webcasts. The number of webcasts produced increased to approximately 2,600 webcasts for the six months ended March 31, 2007, versus approximately 2,000 webcasts for the comparable prior year period, and the average revenue per webcast event decreased slightly to approximately $803 for the fiscal 2007 period as compared to approximately $829 for the comparable prior year period.

We expect the remaining fiscal 2007 revenues of the Webcasting Group to exceed the corresponding prior year amounts, although such increase cannot be assured. This is due to our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. In addition, we are continuously upgrading our webcasting software and hardware infrastructure, allowing us to introduce new features to the market on an ongoing basis. We have recently completed the latest set of feature enhancements to our proprietary Webcasting platform, including a webinar service providing the means to hold a virtual seminar on-line in real time, and are now developing several additional upgrades including a Flash based player, embedded Flash video and animations, rapid CD-ROM creation, storage and search of webcasts in the DMSP and both audio and video editing capabilities. Finally, after initial beta-testing, we recently deployed an initial version of Quickcast to a limited customer base. This new product enables users to self-deploy PowerPoint presentations online, equipped with uploading, viewing, storage, and customization features. Quickcast provides the means for clients to inexpensively mass market messages, products and services. After beta-testing is complete and a second version is released, we will begin a mass marketing campaign, and we anticipate Quickcast to begin generating revenues thereafter. We are currently evaluating the timing of this campaign in order to take advantage of the capabilities of our latest acquisition, Infinite Conferencing, and their possible role in the marketing of this product.

The unaudited financial statements of Infinite Conferencing, which we acquired in April 2007, reflected revenues of approximately $1.8 million for the three months ended March 31, 2007, arising primarily from audio and web conferencing services. Correspondingly, we expect our revenues for the remainder of fiscal 2007, starting in May, and for subsequent fiscal periods, to exceed the corresponding prior year amounts by at least an additional $600,000 per month related to the Infinite acquisition, although such increases cannot be assured.

Digital Media Services Group revenues, including network usage and services and equipment sales and rental revenues, were approximately $2.1 million for the six months ended March 31, 2007, an increase of approximately $39,000 (2%) from the comparable prior year period.

In December 2006, we signed both teaming and services agreements with Five Across, Inc. (Cisco Systems), a leading provider of social networking and online community platforms. The agreements call for the integration of certain DMSP services with the Five Across Connect social networking platform. This strategic partnership should allow Onstream Media and Five Across to deploy the enabling technologies to create social networks based on any topic with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms. In addition, we expect that new Web 2.0 features, automation upgrades including "one click" publishing capabilities and enhanced video search capabilities will be available on our DMSP by June 2007.

One of the key components of our March 2007 acquisition of Auction Video was the video ingestion and flash transcoder, already integrated into the DMSP as an integral component of the social network services offered as part of our partnership with Five Across. Auction Video’s technology is being used in various applications such as on-line Yellow Pages listings, delivering video to mobile phones, multi-level marketing and on-line newspaper classified advertisements, and can also provide for direct input from webcams and other imaging equipment. This acquisition is another strategic step in providing a complete range of enabling, turnkey technologies for our clients to facilitate “video on the web” applications, which we believe will make the DMSP a more competitive option as an increasing number of companies look to enhance their web presence with digital rich media and social applications.

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, we expect the remaining fiscal 2007 revenues of the Digital Media Services Group, including network usage and services revenues, to exceed the corresponding prior year amounts, although such increases cannot be assured.

Consolidated gross margin was approximately $2.6 million for the six months ended March 31, 2007, an increase of approximately $279,000 (12%) from the comparable prior year period. The increase is due to an approximately $339,000 increase in webcasting gross margin in the fiscal 2007 period versus the comparable prior year period. This increase in webcasting gross margin was primarily due to an increase in the number of events, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs.

The gross margin percentage was 60.7% for the six months ended March 31, 2007, versus 60.2% for the corresponding prior year period.

Based on our sales expectations discussed above, as well as anticipated higher than our current gross margin percentages on the Infinite Conferencing revenues, we expect gross margin to exceed the corresponding prior year amounts for the remainder of fiscal year 2007, although such increase cannot be assured.

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

Operating Expenses

Consolidated operating expenses were approximately $6.6 million for the six months ended March 31, 2007, an increase of approximately $1.2 million (23%) over the comparable prior year period, primarily from increased professional fee expenses.

Professional fee expenses were approximately $1.8 million for the six months ended March 31, 2007, an increase of approximately $662,000 (58%) over the comparable prior year period. This increase is related to amounts incurred under consulting contracts for financial related services, paid by the issuance of common shares and options to purchase common shares, as opposed to cash. In addition, the expense recognized for a given share or option payment was higher during the current fiscal year than in the prior year, due to the significant increase in the quoted market price of an ONSM common share since December 2006. These existing contracts, as well as similar contracts entered into after March 31, 2007, will result in future professional fee expenses of approximately $1.5 million, primarily recognized during the next nine months, although the ultimate expense will be dependent on our valuation of those shares and options at the time they are issued. Based on this, as well as expected increased cash and non-cash expenditures associated with (i) Sarbanes-Oxley and other regulatory compliance initiatives and (ii) expanded marketing programs, we expect professional fees expense to exceed the corresponding prior year amounts for the remainder of fiscal year 2007.

Also, as a result of our March 2007 acquisition of Auction Video, we expect to incur increased operating expenses of approximately $90,000 per month, which includes amortization and depreciation of the tangible and intangible assets acquired but excludes commissions and other variable costs of sales.

Infinite’s unaudited financial statements for the three months ended March 31, 2007 reflected operating expenses of approximately $738,000, not including compensation to founders that will not continue after our April 2007 acquisition. Correspondingly, as a result of this acquisition, we expect to incur increased operating expenses starting in May, of at least $246,000 per month These estimated expenses do not include amortization and depreciation of the tangible and intangible assets acquired, which is still being evaluated by us but which we expect will be significant, nor do they include commissions and other variable costs for sales above the current sales level.

Other Expense

Other expense increased to approximately $7.5 million for the six months ended March 31, 2007, versus approximately $1.3 million for the comparable prior year period, an increase of approximately $6.2 million (463%). This increase was due to an increase in interest expense of approximately $6.3 million primarily due to higher non-cash interest expense in the fiscal 2007 period as compared to the corresponding prior year period, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount, as well as conversions of notes payable to equity during the fiscal 2007 period for which similar transactions did not occur in the corresponding prior year period, and the resulting write-off of prepaid interest and fees.

As of March 31, 2007, we had no further 8% Senior and Subordinated Convertible Debentures or notes payable outstanding and therefore we anticipate a significant decline in interest expense during subsequent accounting periods.

In accordance with the accounting rules for debt extinguishments, the renegotiated note payable to J&C Resources was recorded at its fair value at the date the modifications, primarily conversion rights, were approved by our Board of Directors, which value was significantly higher than the value at the time the modifications were renegotiated with the lender two weeks earlier. That accounting resulted in our recognition of a non-cash debt extinguishment loss during the six months ended March 31, 2007 of $135,000, which was the difference between the $435,000 fair value of the ONSM shares that the note was convertible into as of the Board approval date and the $300,000 face value of the note. At the time it was renegotiated, the note was convertible into ONSM shares with a value equal to or less than the face value of the note.

For the quarters ended March 31, 2006 through September 30, 2006, we have reflected valuation gains and losses from adjusting certain derivatives to market value each quarter in accordance with EITF 00-19. However, effective within the six months ended March 31, 2007, we adopted FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. As the Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for certain warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, we do not expect to record future valuation EITF 00-19 valuation gains and losses for these items. In addition, we do not expect to record future liabilities or expenses for these items related to SFAS 5 or FIN 14.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended March 31,		Increase (Decrease)
	2007	2006	Amount	Percent

Total revenue	$2,065,331	$1,954,952	$110,379	5.6%
Total costs of revenue	826,452	796,440	30,012	3.8%
Gross margin	1,238,879	1,158,512	80,367	6.9%

General and administrative expenses	3,260,158	2,378,849	881,309	37.0%
Depreciation and amortization	492,115	560,456	(68,341)	(12.2)%
Total operating expenses	3,752,273	2,939,305	812,968	27.7%

Loss from operations	(2,513,394)	(1,780,793)	732,601	41.1%

Other expense	(5,525,230)	(907,999)	4,617,231	508.5%

Net loss	$(8,038,624)	$(2,688,792)	$5,349,832	199.0%

Revenues and Gross Margin

Consolidated operating revenue was approximately $2.1 million for the three months ended March 31, 2007, an increase of approximately $110,000 (6%) from the comparable prior year period. This reflected increased revenues of the Webcasting Group.

Webcasting Group revenues were approximately $1.1 million for the three months ended March 31, 2007, an increase of approximately $193,000 (21%) from the comparable prior year period. This was from increased webcast production services sales and a continuation of the past growth in our sales of higher priced video webcasts. The number of webcasts produced increased to approximately 1,400 webcasts for the three months ended March 31, 2007, versus approximately 1,000 webcasts for the comparable prior year period, and the average revenue per webcast event decreased slightly to approximately $792 for the fiscal 2007 period as compared to approximately $865 for the comparable prior year period.

Consolidated gross margin was approximately $1.2 million for the three months ended March 31, 2007, an increase of approximately $80,000 (7%) from the comparable prior year period. The increase is due to an approximately $172,000 increase in webcasting gross margin in the fiscal 2007 period versus the comparable prior year period. This increase in webcasting gross margin was primarily due to an increase in the number of events and the average revenue per webcast, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs.

The gross margin percentage was 60.0% for the three months ended March 31, 2007, versus 59.3% for the corresponding prior year period.

Operating Expenses

Consolidated operating expenses were approximately $3.8 million for the three months ended March 31, 2007, an increase of approximately $813,000 (28%) over the comparable prior year period, primarily from increased professional fee expenses.

Professional fee expenses were approximately $1.3 million for the three months ended March 31, 2007, an increase of approximately $718,000 (124%) over the comparable prior year period. This increase is related to amounts incurred under consulting contracts for financial related services, paid by the issuance of common shares and options to purchase common shares, as opposed to cash. In addition, the expense recognized for a given share or option payment was higher during the current fiscal year than in the prior year, due to the significant increase in the quoted market price of an ONSM common share since December 2006.

Other Expense

Other expense increased to approximately $5.5 million for the three months ended March 31, 2007, versus approximately $908,000 for the comparable prior year period, an increase of approximately $4.6 million (509%). This increase was due to an increase in interest expense of approximately $4.9 million primarily due to higher non-cash interest expense in the fiscal 2007 period as compared to the corresponding prior year period, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount, as well as conversions of notes payable to equity during the fiscal 2007 period for which similar transactions did not occur in the corresponding prior year period, and the resulting write-off of prepaid interest and fees.

Liquidity and Capital Resources

Although our financial statements for the six months ended March 31, 2007 reflect a net loss of approximately $11.5 million and cash used in operations of approximately $2.1 million, we had cash of $5.1 million and working capital of approximately $7.2 million at March 31, 2007. Although we utilized a significant portion of that cash in connection with our April 2007 acquisition of Infinite Conferencing, we expect (based on Infinite’s historical results) that the cash generated from those acquired operations after the acquisition date will exceed the cash utilized by our other operations after that date. In addition, as a result of the conversion and/or repayment of all of our debt except for leases as of March 31, 2007, our receivables and equipment are unencumbered and may be borrowed against by us. Therefore, we believe that we have sufficient capital resources to fund our continued operations for at least the remainder of fiscal 2007.

Our March 31, 2007 cash balance resulted primarily from:

(i)
approximately $6.7 million received by us during the six months ended March 31, 2007 from the exercise of previously issued warrants and options, resulting in our issuance of approximately 4.4 million registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.50 per share, and

(ii)
approximately $2.3 million received by us during the six months ended March 31, 2007 as proceeds from convertible notes entered into with four individual investors, for total proceeds under those notes of $3.1 million when combined with funds received by us prior to October 1, 2006. During the six months ended March 31, 2007, we issued (i) 3,045,902 restricted common shares as the result of the conversion of these notes and (ii) 2,258,185 restricted common shares for payment of interest and fees incurred in connection with those promissory notes.

During the six months ended March 31, 2007, we issued an aggregate of 5,299,153 registered common shares as a result of conversions of $5,225,000 (plus accrued interest) of 8% Senior and Subordinated Convertible Debentures. As of March 31, 2007, all 8% Senior and Subordinated Convertible Debentures, as well as notes payable, had been repaid or converted to common stock.

On March 27, 2007 we completed the acquisition of the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation. The acquisitions were made with a combination of approximately 467,000 shares of restricted ONSM common stock and $500,000 cash, for an aggregate purchase price of approximately $2.0 million. The primary assets acquired were the video ingestion and flash transcoder that is already integrated into our DMSP, related technology and patents pending, customer lists and employment and non-compete agreements.

As a result of the Auction Video acquisition, we expect to incur increased cash operating expenses of approximately $100,000 per quarter, which excludes commissions and other variable costs of sales. In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured.

On April 27, 2007 we completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The consideration for the merger was a combination of $14 million in cash and approximately 1.38 million shares of Onstream Media restricted common stock, for an aggregate purchase price of approximately $18 million. The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing business operations, were accounts receivable, equipment, internally developed software, customer lists and employment and non-compete agreements.

For the quarter ended March 31, 2007, Infinite’s unaudited financial statements reflected revenues of approximately $1.8 million, with net income of approximately $374,000 after a deduction for founder draws of approximately $455,000. The Company anticipates that approximately $400,000 of these founder draws represent an expense that will not occur after the merger. Infinite’s revenue base has been growing at a rate in excess of 30% annually. Based on this historical information, we expect that for the fourth quarter of our current fiscal year, which ends September 30, 2007, our combined financial results will reflect, before changes in working capital components, positive net cash provided by operating activities.

We arranged a private equity financing totaling $11 million, to partially fund the Infinite transaction, consisting only of the sale of Onstream Media restricted common stock at $2.25 per share to approximately sixty individuals, funds and other entities. The remainder of the purchase price was funded from our cash. A portion of this private equity offering was closed, and gross proceeds of $2,137,500 recorded by us, during March 2007.

We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Our accumulated deficit was approximately $91.8 million at March 31, 2007. Our future working capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations, which is in turn dependent on an increase in our revenues. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

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

Projected capital expenditures for the next twelve months total approximately $500,000, which includes ongoing upgrades to the DMSP as well as the webcasting and encoding system software and hardware infrastructure.

As noted above, during the six months ended March 31, 2007, we received approximately $6.7 million from the exercise of previously issued warrants and options. As of May 11, 2007, there were still approximately 3.3 million registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices of $1.65 or less and an average exercise price of approximately $1.48 per share. The closing ONSM share price was $2.31 per share on May 11, 2007.

Other than working capital which may become available to us through the exercise of outstanding options and warrants, or from borrowing against our receivables and/or equipment, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that we will be able to borrow against our receivables and/or equipment, or that we will increase our revenues to a level sufficient to provide positive cash flow.

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

Cash used in operating activities was approximately $2.1 million for the six months ended March 31, 2007, as compared to approximately $1.0 million for the comparable prior year period. The $2.1 million reflects our net loss of approximately $11.5 million, reduced by approximately $10.1 million of non-cash expenses included in that loss and increased by approximately $650,000 arising from a net increase in non-cash working capital items during the period. The increase in non-cash working capital items for the six months ended March 31, 2007 is primarily due to an approximately $649,000 decrease in accounts payable. This compares to a net decrease in non-cash working capital items of approximately $514,000 for the comparable prior year period. The primary non-cash expenses included in our loss for the six months ended March 31, 2007 were approximately $7.3 million of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $1.3 million of amortization of deferred professional fee expenses paid for by issuing stock and options, approximately $1.2 million of depreciation and amortization, approximately $135,000 debt extinguishment loss and approximately $109,000 of interest expense paid in common shares. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $1.5 million for the six months ended March 31, 2007 as compared to approximately $172,000 for the comparable prior year period. Current and prior period investing activities were primarily acquisition of property and equipment, although the current year investing activities also included approximately $544,000 for cash payments made in connection with the Auction Video acquisition and approximately $101,000 for cash payments made in connection with the Onstream Merger.

Cash provided by financing activities was approximately $8.4 million for the six months ended March 31, 2007 as compared to approximately $1.8 million for the comparable prior year period. Current period financing activities primarily related to approximately $6.7 million proceeds from the exercise of previously issued common stock warrants and options, as well as $1.7 million from loans and notes payable, net of repayments, while the prior year financing activities were primarily related to approximately $1.4 million received from the sale of 8% Subordinated Convertible Debentures.

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

Our prior acquisitions of several businesses, including the Onstream Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which includes acquired customer lists, were approximately $10.8 million at March 31, 2007, representing approximately 41% of our total assets and 45% of the book value of shareholder equity. In addition, property and equipment as of March 31, 2007 includes approximately $3.3 million (net of depreciation) related to the DMSP.

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

We have estimated the fair value of warrants issued in conjunction with the Series A-10 Preferred, plus the potential value arising from a beneficial conversion feature included in the terms of that financing, and recorded this estimate, along with the direct costs associated with that financing, as a discount to the face amount of the financing. The unamortized portion of this discount as of March 31, 2007 is approximately $526,000. This non-cash amount will be amortized as dividends over the balance of the original four-year financing term, although any unamortized portion will be immediately written off at the time of a conversion or redemption occurring before the end of that term.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2007. Readers should carefully review this Form 10-QSB in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 18, 2005 we agreed to sell our travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. We received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing, originally anticipated to be no later than September 2005. As part of the sale, the buyer also agreed to pay us $15,000 per month for a three-year period, in exchange for hosting and streaming services for the travel video library and similar content obtained elsewhere by the buyer. Pending closing of this transaction, we had the right to continue, and have continued, our travel production and distribution operations. On September 23, 2005 the buyer filed a legal action against us in the District Court, 193rd Judicial District, Dallas County, Texas, alleging that we did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, we filed a response objecting to all claims by the buyer, which we believed were without merit. On February 12, 2007, we agreed to a full settlement of this legal action, which required only the refund of the $50,000 deposit, which was classified as deferred revenue on our balance sheet as of September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2007, we issued (i) 3,045,902 restricted common shares as the result of the conversion of four promissory notes having an aggregate face value of $3.1 million and (ii) 2,258,185 restricted common shares for payment of interest and fees incurred in connection with those promissory notes. We have granted demand registration rights related to certain of these shares, effective for 1,694,495 shares as of April 27, 2007 and effective for 2,789,592 shares as of July 10, 2007. Upon such demand, we will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. We have granted piggyback registration rights related to an additional 430,000 shares, of which we have agreed to use our best efforts to register 330,000 shares by June 30, 2007.

During March 2007, we issued 467,290 restricted common shares as in exchange for 100% of the issued and outstanding capital stock of Auction Video Japan, Inc.

On April 27, 2007 we completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The transaction, by which we acquired 100% of the membership interests of Infinite, was structured as a merger by and between Infinite and our wholly-owned subsidiary, Infinite Conferencing, Inc. The consideration for the merger was a combination of $14 million in cash and 1,376,622 shares of ONSMrestricted common stock. We arranged a private equity financing totaling $11 million, to partially fund the transaction, consisting of the sale of 4,888,889 shares of ONSM restricted common stock at $2.25 per share to approximately sixty individuals, funds and other entities. The remainder of the purchase price was funded from our cash. A portion of this private equity offering was closed, and the gross proceeds of $2,137,500 recorded by us, during March 2007.

We paid placement fees in connection with the private equity financing, such fees consisting of (i) cash placement and/or finders fee equal to 7% of the gross proceeds of the financing, (ii) 342,222 five year warrants exercisable at $2.70 per share, equal to 7% of the aggregate number of shares of common stock issued in the financing, and (iii) reimbursement of reasonable out-of-pocket expenses not to exceed $1,000 unless previously authorized. The shares underlying the warrants will be included in the registration statement discussed below.

We agreed to file a registration statement containing all shares issued in connection with the private financing, such filing to be within sixty (60) days of the first closing for purchase of shares under the private financing, which first closing occurred on March 30, 2007 (“First Closing Date”). We agreed to use our reasonable best efforts to cause such Registration Statement to become effective as promptly as possible after filing, and in any event within one hundred twenty (120) days from the First Closing Date (or in the event the registration statement receives a “full review” by the Securities and Exchange Commission (“SEC”), within one hundred fifty (150) days from the First Closing Date) or, if earlier, within five (5) business days of SEC clearance to request acceleration of effectiveness. In the event the above deadlines are not met, we incur cash penalties of 1.5% per month, not to exceed a total of 10%, calculated based on the initial purchase price of the shares purchased in the financing. At the closing of the merger, we entered into a registration rights agreement with the Infinite sellers, wherein we agreed to register the shares issued to the sellers within 30 days of the closing of such merger transaction and to use its reasonable best efforts to have such registration statement declared effective within ninety (90) days of the merger closing date (or in the event the registration statement receives a review by the SEC, within one hundred twenty (120) days).

In addition to the shares issued to the Infinite sellers and the shares underlying the warrants issued to the placement agents, we may also include a mutually agreed number of unregistered shares from previous transactions in the registration statement containing the shares issued under the private financing, to the extent the inclusion of such additional securities is in compliance with applicable rules and provided that the securities issued pursuant to the current financing shall have priority over such additional shares.

At the closing of the merger, we entered into a lock-up agreement with the Infinite sellers that limits the number of shares that they may sell, to 25% per quarter, which percentage may be increased at our option. The lock-up agreement also provides that in the event that the accumulated gross proceeds of the sale of first 50% of the shares issued to them is less than $2.0 million, we, at our sole option but provided that all securities to be issued in connection with the merger agreement and any related financing or other transactions do not exceed 19.99% of our outstanding common stock at the measurement date, will pay the difference in cash or ONSM common shares.

In connection with the merger agreement, we entered into two employment contracts and one consulting contract with three key Infinite executives, such employment contracts including five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years. The employment and consulting contracts contain non-compete provisions with a minimum term of three years from the merger closing.

During the period from February 11, 2007 through March 31, 2007, we issued 70,211 shares of common stock for consulting, financial, advisory and other services, as follows:

10,211 unregistered shares valued at approximately $27,050 and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. None of these shares were issued to ONSM directors or officers.

60,000 unregistered shares of common stock as payment for equipment purchased and capitalized for approximately $60,000 by us as of March 31, 2007.

During the period from April 1, 2007 through May 11, 2007, we received approximately $16,425 from the exercise of previously issued warrants and options, resulting in our issuance of 12,050 registered and 5,000 unregistered common shares. These warrants and options had exercise prices ranging from $0.71 to $1.50 per share.

During the period from April 1, 2007 through May 11, 2007, we issued 67,709 unregistered shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $169,000 over the service period. None of these shares were issued to ONSM directors or officers.

All of the above securities were issued in private transactions made pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (together with the rules and regulations of the Securities and Exchange Commission promulgated thereunder), in reliance on an exemption set forth in Section 4(2) and/or Regulation D thereof. The recipients were either accredited or otherwise sophisticated investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The private placement was conducted without general solicitation or advertising.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective May 2007, the base salaries otherwise payable under the contract terms with our President, Executive Vice President and Chief Financial Officer were increased by $38,500, $30,350 and $10,000 per annum, respectively. See Note 5 to the Consolidated Financial Statements.

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

Onstream Media Corporation, a Florida corporation

Date: May 17, 2007	/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer