Form 10QSB
period 2007-06-30
Onstream Media CORP
filed 2007-08-13
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 3, 2007 the registrant had issued and outstanding 41,984,960 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2007 and Consolidated Balance Sheet at September 30, 2006	3-4

Unaudited Consolidated Statements of Operations for the Nine and Three Months Ended June 30, 2007 and 2006	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 30, 2007	6

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2007 and 2006	7-8

Notes to Unaudited Consolidated Financial Statements	9 - 46

Item 2 - Management’s Discussion and Analysis or Plan of Operations	47 - 58

Item 3 - Controls and Procedures	59

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	60

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3 - Defaults upon Senior Securities	60

Item 4 - Submission of Matters to a Vote of Security Holders	60

Item 5 - Other Information	60

Item 6 - Exhibits	60

Signatures	61

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$788,508	$222,963
Restricted cash	8,485	8,485
Accounts receivable, net of allowance for doubtful accounts of $47,339 and $28,550, respectively	2,731,938	1,529,820
Prepaid expenses	756,946	398,203
Inventories	85,443	66,807
Other current assets	141,993	49,271
Total current assets	4,513,313	2,275,549

PROPERTY AND EQUIPMENT, net	5,780,777	4,898,715
INTANGIBLE ASSETS, net	5,458,604	190,025
GOODWILL, net	21,700,856	9,692,845
OTHER NON-CURRENT ASSETS	223,396	109,078

Total assets	$37,676,946	$17,166,212

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	Septemeber 30, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,328,603	$2,826,676
Amounts due to shareholders and officer	109,419	209,419
Deferred revenue	129,733	268,237
8% Convertible Debentures - current portion, net of discount	—	726,478
Notes payable - current portion	30,597	892,032
Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures	—	834,125
Detachable Warrants and Embedded Conversion Feature associated with 8% Subordinated Convertible Debentures	—	281,809
Total current liabilities	2,598,352	6,038,776

8% Convertible Debentures, net of discount and current portion	—	912,657
8% Subordinated Convertible Debentures, net of discount	—	1,294,870
Notes payable, net of discount and current portion	41,519	533,758

Total liabilities	2,639,871	8,780,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 76,322 and 430,983 issued and outstanding, respectively	7	43
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 41,743,280 and 15,127,253 issued and outstanding, respectively	4,174	1,513
Additional paid-in capital	128,889,264	87,699,908
Unamortized discount	(118,040)	(1,369,617)
Accumulated deficit	(93,738,330)	(77,945,696)
Total stockholders’ equity	35,037,075	8,386,151

Total liabilities and stockholders’ equity	$37,676,946	$17,166,212

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended June 30,			Three Months Ended June 30,
	2007		2006	2007	2006
REVENUE:
Smart encoding, DMSP and UGC		$1,300,355	$1,355,279	$371,370	$516,559
Network usage		1,594,048	1,580,633	522,261	567,587
Webcasting		3,556,047	2,770,663	1,478,106	1,097,566
Audio and web conferencing		1,338,563	—	1,338,563	—
Other		226,047	422,553	64,916	135,669
Total revenue		8,015,060	6,129,128	3,775,216	2,317,381

COSTS OF REVENUE:
Smart encoding, DMSP and UGC		757,262	502,648	278,017	185,408
Network usage		666,151	690,556	223,472	227,946
Webcasting		1,168,799	999,838	479,001	374,977
Audio and web conferencing		220,767	—	220,767	—
Other		76,582	170,293	20,201	56,361
Total costs of revenue		2,889,561	2,363,335	1,221,458	844,692

GROSS MARGIN		5,125,499	3,765,793	2,553,758	1,472,689

OPERATING EXPENSES:
General and administrative:
Compensation		4,613,340	3,764,466	1,862,503	1,290,624
Professional fees		2,585,351	1,827,106	787,555	691,148
Other		1,478,855	1,174,762	604,335	365,040
Depreciation and amortization		2,085,771	1,525,417	911,933	558,668
Total operating expenses		10,763,317	8,291,751	4,166,326	2,905,480

Loss from operations		(5,637,818)	(4,525,958)	(1,612,568)	(1,432,791)

OTHER (EXPENSE) INCOME:
Interest income		77,798	4,436	30,147	1,491
Interest expense		(7,470,931)	(1,704,985)	(7,798)	(532,245)
Debt extinguishment loss		(135,000)	—	—	—
Income on derivative instruments		—	449,065	—	762,581
Other (expense) income, net		133,182	171,811	83,519	21,667

Total other (expense) income, net		(7,394,951)	(1,079,673)	105,868	253,494

Net loss	$	(13,032,769)	$(5,605,631)	$(1,506,700)	$(1,179,297)

Loss per share - basic and diluted:

Net loss per share		$(0.49)	$(0.42)	$(0.04)	$(0.08)

Weighted average shares of common stock outstanding - basic and diluted		26,859,059	13,261,656	36,664,325	14,118,141

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2006	430,983	$43	15,127,253	$1,513	$87,699,908	$(1,369,617)	$(77,945,696)	$8,386,151
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2	—	—	—	—	2,416,891	—	(1,300,957)	1,115,934
Conversion of 8% Convertible Debentures to common shares	—	—	5,299,153	530	5,298,624	—	—	5,299,154
Conversion of Series A-10 preferred shares to common shares	(386,164)	(39)	3,861,640	386	(347)	966,124	(966,124)	—
Conversion of Notes Payable to common shares	—	—	3,045,902	305	3,099,695	—	—	3,100,000
Issuance of shares, warrants and options for equipment, services and incentives	—	—	880,221	88	2,354,421	—	—	2,354,509
Common shares and options issued for interest and fees on 8% Convertible Debentures and Notes Payable	—	—	2,279,156	228	5,028,803	—	—	5,029,031
Common shares issued upon exercise of warrants and options	—	—	4,517,154	451	6,834,886	—	—	6,835,337
Sale of common shares, net of issuance costs	—	—	4,888,889	489	10,206,537	—	—	10,207,026
Common shares issued for Infinite Conferencing and Auction Video acquisitions	—	—	1,843,912	184	5,499,816	—	—	5,500,000
Dividends accrued or paid on Series A-10 preferred	31,503	3	—	—	315,030	285,453	(492,784)	107,702
Beneficial conversion included in J&C Resources note	—	—	—	—	135,000	—	—	135,000
Net loss	—	—	—	—	—	—	(13,032,769)	(13,032,769)

Balance, June 30, 2007	76,322	$7	41,743,280	$4,174	$128,889,264	$(118,040)	$(93,738,330)	$35,037,075

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,032,769)	$(5,605,631)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,085,771	1,525,417
Amortization of discount on notes payable	5,019,541	66,444
Amortization of discount on convertible debentures	2,290,995	1,151,939
Interest expense paid in common shares and options	108,754	301,618
Interest expense on notes converted to 8% Subordinated Convertible Debentures	-	25,000
Amortization of deferred services and incentives	1,869,482	1,095,671
Debt extinguishment loss	135,000	-
Income from derivative instruments	-	(449,065)
Decrease (Increase) in allowance for doubtful accounts	18,087	(2,880)
Gain from settlements of obligations	(80,871)	-
Net cash (used in) operating activities, before changes in current assets and liabilities	(1,586,010)	(1,891,487)
Changes in current assets and liabilities, net of effect of acquisitions:
Decrease (Increase) in accounts receivable	(295,838)	(173,678)
Decrease (Increase) in prepaid expenses	98,119	(98,880)
Decrease (Increase) in other current assets	(71,878)	(6,164)
(Increase) Decrease in inventories	(18,636)	24,481
(Decrease) Increase in accounts payable and accrued liabilities	(189,150)	609,012
(Decrease) Increase in deferred revenue	(138,504)	232,916
Net cash (used in) operating activities	(2,201,897)	(1,303,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments in connection with the acquisition of Infinite Conferencing, net of cash acquired	(14,184,847)	-
Payments in connection with the acquisition of Auction Video	(523,834)	-
Payment of accounts payable and accrued liabilities assumed at time of Onstream Merger	(100,718)	-
Acquisition of property and equipment	(1,123,283)	(910,162)
Net cash (used in) investing activities	(15,932,682)	(910,162)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of expenses	$17,042,363	$20,833
Proceeds from loans and notes payable, net of expenses	2,050,000	770,000
Proceeds from sale of 8% Subordinated Convertible Debentures, net of expenses	-	1,756,634
Repayment of loans, notes and leases payable	(392,239)	(315,107)
Net cash provided by financing activities	18,700,124	2,232,360

NET INCREASE IN CASH AND CASH EQUIVALENTS	565,545	18,398

CASH AND CASH EQUIVALENTS, beginning of period	222,963	4,137

CASH AND CASH EQUIVALENTS, end of period	$788,508	$22,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$90,692	$157,762

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A-10 convertible preferred to common shares	$3,861,640	$157,900
Conversion of 8% Convertible Debentures to common shares	$5,299,154	$855,095
Conversion of note payable and interest to 8% Subordinated Convertible Debentures	$-	$375,000
Conversion of notes payable to common shares	$3,100,000	$-
Issuance of shares for acquisition of Infinite Conferencing - see note 2 for assets acquired and liabilities assumed	$4,000,000	$-
Issuance of shares for acquisition of Auction Video - see note 2 for assets acquired and liabilities assumed	$1,500,000	$-
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2, resulting in reversal of previous reclassifications from equity to liability	$2,416,891	$-
Net decrease in amount of equity securities subject to potential rescission, including portion classified as liability	$-	$7,084,219
Derivative instruments reclassified from equity to liability	$-	$917,917
Issuance of shares, warrants and options for deferred services and incentives	$2, 227,109	$849,766
Issuance of warrants to placement agent for sale of common shares	$518,445	$-
Issuance of warrants with 8% Subordinated Convertible Debentures	$-	$424,459
Issuance of shares for payment of accounts payable	$127,400	$327,044
Issuance of common shares and options for interest	$5,029,031	$327,967
Issuance of A-10 preferred shares for dividends	$315,030	$337,424
Disposal of property and equipment	$-	$641,860

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Our Digital Media Services Group, which operates primarily from facilities in San Francisco, California, consists of our Smart Encoding division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our EDNet division.

Our Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient on-line search, retrieval, and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. Our DMSP division provides an on-line, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video - see note 2, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP.

Our EDNet division provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The global network, with approximately 500 active clients in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim, enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. EDNet also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications. EDNet generates revenues from network usage, the sale, rental and installation of equipment, and other related fees.

Our Web Communcations Services Group consists of our Webcasting and Travel divisions, which operate primarily from facilities in Pompano Beach, Florida and our Infinite Conferencing division, which operates primarily from facilities in the New York City area.

Our Webcasting division provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Travel division produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own on-line travel portal - www.travelago.com ("Travelago"). See Note 3 regarding the disputed sale, and related settlement, of these travel related assets and operations. The Webcasting and Travel divisions generate revenues through production and distribution fees.

The Company’s recently acquired Infinite Conferencing (“Infinite”) division generates revenues from usage charges and fees for other services provided in connection with “reservationless” and operator-assisted audio and web conferencing services - see note 2.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $93.7 million as of June 30, 2007. The Company's operations have been financed primarily through the issuance of equity and debt. For the nine months ended June 30, 2007, ONSM had a net loss of approximately $13.0 million and cash used in operations of approximately $2.2 million. For the year ended September 30, 2006, ONSM had a net loss of approximately $6.5 million and cash used in operations of approximately $1.5 million. However, the Company had working capital of approximately $1.9 million at June 30, 2007.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries - Entertainment Digital Network, Inc., Media On Demand, Inc., HotelView Corporation, OSM Acquisition, Inc., AV Acquisition, Inc. and Infinite Conferencing, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
JUNE 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
JUNE 30, 2007

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

The Digital Media Services Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. Charges to customers by the Smart Encoding and UGC divisions are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed.

The EDNet division of the Digital Media Services Group generates revenues from customer usage of digital telephone connections controlled by EDNet, as well as bridging services and the sale of equipment. EDNet purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s use of those services.

EDNet sells various audio codecs and video transport systems, equipment which enables its customers to collaborate with other companies or with other locations. As such, revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after a free trial period. All sales are final and there are no refund rights or rights of return. EDNet leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms.

The Web Communications Services Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet. Webcasting services are provided to customers using the Company’s proprietary streaming media software, tools and processes. Customer billings are typically based on (i) the volume of data streamed at rates agreed upon in the customer contract or (ii) a set monthly fee. Since the primary deliverable for the webcasting group is a webcast, returns are inapplicable. If the Company has difficulty in producing the webcast, it may reduce the fee charged to the customer. Historically these reductions have been immaterial, and are recorded in the month the event occurs.

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
JUNE 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2006 and June 30, 2007 is immaterial in relation to the Company’s recorded liabilities.

The Infinite Conferencing division of the Web Communications Services Group generates revenues from audio conferencing and web conferencing services, plus recording and other ancillary services. Infinite owns telephone switches used for audio conference calls by its customers, which are generally charged for those calls based on a per-minute usage rate. Infinite provides on-line webconferencing services to its customers, charging either a per-minute rate or a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services.

The Web Communications Services Group recognizes a portion of its travel contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contract. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contract. Commissions on bookings are recognized when the stays are completed.

Deferred revenue represents amounts billed to customers for webcasting, EDNET or smart encoding services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in fully earned, non-refundable smart encoding fees during the year ended September 30, 2006 that were not included in the revenue reported for that period. Based on applicable accounting literature, including SAB 104, “Revenue Recognition”, the Company has included this amount on its September 30, 2006 balance sheet under the caption “Deferred Revenue” and recognized it as revenue during the nine months ended June 30, 2007.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives

Through September 30, 2006, the Company accounted for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. These non-hedging contracts accounted for in accordance with EITF 00-19 included freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that were bifurcated from the host financing contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s statement of operations, subject to the accounting for equity securities that were subject to potential rescission as discussed in Note 4. Effective within the nine months ended June 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14.

Net Loss Per Share

For the nine and three months ended June 30, 2007 and 2006, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 11,611,839 and 16,898,660 at June 30, 2007 and 2006, respectively. The June 30, 2006 number includes warrants contingent on the exercise of warrants that expired unexercised in September 2006 - see Notes 4 and 8.

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2007 have been excluded from the calculation of weighted average shares outstanding: 76,322 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 763,220 shares of our common stock. The potential dilutive effects of the following convertible securities outstanding at June 30, 2006 have been excluded from the calculation of weighted average shares outstanding: (i) 433,983 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 4,339,830 shares of our common stock and (ii) $3,000,000 of senior secured convertible notes (“8% Convertible Debentures”) and $2,275,000 of subordinated convertible notes (“8% Subordinated Debentures”) which in aggregate could potentially convert into 5,275,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

The Company has a stock based compensation plan for its employees (the “Plan”).  In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the nine and three months ended June 30, 2007. Prior to October 1, 2006, the Company had elected to use Accounting Principles Board Opinion (“APB”) 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in “Accounting for Stock-Based Compensation" ("SFAS 123") had been used during the nine and three months ended June 30, 2006 in accounting for employee options issued within the Plan (“Plan Options”) and outside the Plan (“Non-Plan Options”).

	For the nine months ended June 30, 2006		For the three months ended June 30, 2006
Net loss, as reported	$	(5,605,631)	$	(1,179,297)
Total stock based compensation expense		(572,958)		(190,986)
Pro forma net loss	$	(6,178,589)	$	(1,370,283)
Net loss per share - basic and diluted:
Net loss per share, as reported	$	(0.42)	$	(0.08)
Net loss per share, pro forma	$	(0.47)	$	(0.10)

Total stock based compensation expense was determined by applying the fair value based method for all employee awards, net of tax. The fair value of each option expensed during the nine and three months ended June 30, 2006 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 65%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 5 years, the full term of the related option.

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

Effects of Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections”, which replaced APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting and reporting of a change in an accounting principle. APB 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new principle in net income for the period of the change. SFAS 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine the necessary information. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and adoption by the Company as of October 1, 2006 did not have a material impact on the Company's overall results of operations or financial position. As indicated in Note 4, the cumulative effect of the Company’s adoption of FSP EITF 00-19-2 was reflected via direct adjustments to equity accounts without affecting net income, as prescribed by that pronouncement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, which retained the definition of a conventional convertible debt instrument set forth in EITF 00-19 and which is used in determining certain exemptions to the accounting prescribed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of “conventional” and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 was effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005, and the Company adopted it on July 1, 2005, with no material effect on its financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006, which was based on the Company’s application of EITF 00-19 as well as other authoritative literature. As noted under “Derivatives” above, the Company’s adoption of FSP EITF 00-19-2 within the nine months ended June 30, 2007, resulted in discontinuance of this liability classification under EITF 00-19.

In July 2005, the FASB issued FASB Staff Position (“FSP”) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares”. FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise or in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. FSP 150-5 was effective for the first reporting period beginning after December 31, 2005 and the Company adopted it on July 1, 2005, with no material effect on its financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006, which was based on the Company’s application of SFAS 150 as well as other authoritative literature. As noted under “Derivatives” above, the Company’s adoption of FSP EITF 00-19-2 within the nine months ended June 30, 2007, resulted in discontinuance of this liability classification under EITF 00-19.

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

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. SFAS 157 is effective for the Company’s fiscal year beginning October 1, 2008 and the Company is currently evaluating the impact SFAS 157 may have on its financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. SFAS 159 is effective for the Company’s fiscal year beginning October 1, 2008 and the Company is currently evaluating the impact SFAS 159 may have on its financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2006. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of June 30, 2007 and the results of their operations and cash flows for the nine months ended June 30, 2007 and 2006. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2007				September 30, 2006
	Gross Carrying Amount		Accumulated Amortization	Net Book Value	Gross Carrying Amount		Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$11,984,177		$—	$11,984,177	$—		$—	$—
Acquired Onstream	8,421,401		—	8,421,401	8,421,401		—	8,421,401
EDNet	1,271,444		—	1,271,444	1,271,444		—	1,271,444
Auction Video	23,834		—	23,834	—		—	—
Total goodwill	21,700,856		—	21,700,856	9,692,845		—	9,692,845

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,583,604		(150,000)	4,433,604	—		—	—
Auction Video - customer lists, patent pending and consulting/non competes	1,150,000		(125,000)	1,025,000	—		—	—
MOD - customer lists	3,071,722		(3,071,722)	—	3,071,722		(2,918,136)	153,586
Virage - customer lists	332,000		(332,000)	—	332,000		(295,561)	36,439
Total intangible assets	9,137,326		(3,678,722)	5,458,604	3,403,722		(3,213,697)	190,025

Total goodwill and other acquisition-related intangible assets	$30,838,182	$	(3,678,722)	$27,159,460	$13,096,567	$	(3,213,697)	$9,882,870

Infinite Conferencing - April 27, 2007

On April 27, 2007 the Company completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The transaction, by which the Company acquired 100% of the membership interests of Infinite, was structured as a merger by and between Infinite and the Company’s wholly-owned subsidiary, Infinite Conferencing, Inc. (the “Infinite Merger”). The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing business operations, were accounts receivable, equipment, internally developed software, customer lists, trademarks, URLs (internet domain names), favorable supplier terms and employment and non-compete agreements. The operations of Infinite are part of the Web Communications Services Group.

The consideration for the Infinite Merger was a combination of $14 million in cash and 1,376,622 shares of Onstream Media restricted common stock (valued at approximately $4.0 million, or $2.906 per share), for an aggregate purchase price of approximately $18 million, before transaction costs. Onstream arranged a private equity financing for net proceeds totaling approximately $10.2 million, to partially fund the cash portion of the transaction - see Note 6. An investment banking firm provided a valuation report to the Company’s board of directors.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing - April 27, 2007 (Continued)

The use of $2.906 per share, the average share price for the thirty days prior to the announcement of the definite merger agreement, to value the portion of the purchase price paid in shares, was in accordance with the merger agreement. However, EITF No. 99-12 indicates that securities given in a business combination should be measured during a period only up to "a few days before and after” the measurement date. In cases where there is a formula, the measurement date is when the number of shares first becomes fixed, which in this case was March 26, 2007, when the March 23, 2007 signing of the definitive merger agreement was publicly announced. The ONSM market price was $2.73 per share on March 21, 2007, $2.78 per share on March 26, 2007 and $2.64 per share on March 27, 2007. Although the $2.906 price used to value the shares was outside the high end of the range indicated by these prices, the Company’s management believes that it was not materially different (particularly when considering that the equity portion was only approximately 22% of the total purchase price) and so is acceptable as reasonably indicative of fair value as of the date of the Infinite Merger.

At the closing of the Infinite Merger, the Company entered into a lock-up agreement with the Infinite sellers that limits the number of shares that they may sell, to 25% per quarter and/or weekly sales of 30,000 shares, commencing with the registration of such shares with the SEC and which percentage and weekly limitation may be increased at our option. The lock-up agreement also provides that in the event that the accumulated gross proceeds of the sale of first 50% of the 1,376,622 shares issued to them is less than $2.0 million, the Company, at its sole option but provided that all securities to be issued in connection with the merger agreement and any related financing or other transactions do not exceed 19.99% of ONSM outstanding common stock at the measurement date, will pay the difference in registrable ONSM common shares, or cash to the extent required by the 19.99% restriction. These 1,376,622 shares were included in a registration statement declared effective by the SEC on June 15, 2007 and the payment for any shortfall is due 190 days thereafter, or December 22, 2007. As of August 3, 2007, the Infinite sellers had sold 210,000 shares at an average price of $2.11 per share, which average price would result in an additional payment by the Company in cash or shares of approximately $548,000 if applied to the first 50% of the shares issued to the Infinite sellers. The closing ONSM share price was $1.51 per share on August 3, 2007.

Due to the 19.99% restriction noted above, the Company has estimated that it will be able to issue no more than approximately 80,000 additional ONSM shares to satisfy any additional payment that is required, which would be valued at the average share price for the thirty days prior to such issuance. In accordance with SFAS 141, any such payment made in shares will not change the originally recorded purchase price. However, in the event the Company is required to pay cash under this arrangement, it will be recorded as additional purchase price included in goodwill and subject to periodic evaluation for impairment as discussed below. In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable and since these conditions were not met as of June 30, 2007, the Company has not made any entries on its financial statements as of that date to reflect this contingency.

In connection with the merger agreement, the Company entered into two employment contracts and one consulting contract with three key Infinite executives, such employment contracts including five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years - see Note 8. The employment and consulting contracts contain non-compete provisions with a minimum term of three years from the merger closing.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing - April 27, 2007 (Continued)

The summarized balance sheet of Infinite as of the April 27, 2007 closing of the Infinite Merger is as follows, showing the fair values assigned by the Company to Infinite’s assets and liabilities in accordance with SFAS 141 and recorded by the Company at that time.

Accounts receivable	$893,228
Property and equipment	894,388
Other tangible assets (includes $14,861 cash)	48,707
Identifiable intangible assets	4,583,603
Total assets	$6,419,926

Accounts payable and accrued expenses	$204,395
Shareholder’s equity	6,215,531
Total liabilities and shareholder’s equity	$6,419,926

Infinite’s accounts receivable, net of reserves, were considered to be reasonably collectible and were generally due within thirty days of the closing of the Infinite Merger and therefore their book carrying value as of the date of acquisition was considered to be a reasonable estimate of their fair value.

Infinite’s management estimated the fair value of their property and equipment, primarily phone switch equipment and related internally developed billing and management reporting software, based on information regarding third-party sales of similar equipment and the estimated cost to recreate the customized software. The Company is amortizing these assets over useful lives ranging from 3 to 5 years.

The fair value of certain intangible assets (internally developed software, customer lists, trademarks, URLs (internet domain names), favorable contractual terms and employment and non-compete agreements) acquired as part of the Infinite Merger was determined by Company management, with the assistance of an independent third party appraiser. This fair value was primarily based on the discounted projected cash flows related to these assets for the next three to six years, as projected by the Company’s and Infinite’s management on a stand-alone basis without regard to the Infinite Merger. The discount rate utilized by the independent third party appraiser considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The Company is amortizing these assets over useful lives ranging from 3 to 6 years.

Infinite’s accounts payable and accrued expenses were generally due within thirty days of the closing of the Infinite Merger and therefore their book carrying value as of the date of acquisition was considered to be a reasonable estimate of their fair value.

The Company purchased Infinite for $18,199,708 in cash and stock. In conjunction with the acquisition, liabilities were assumed as follows:

Identifiable tangible and intangible assets	$6,419,926
Goodwill	11,984,177
Acquired assets (at fair value)	18,404,103
Less: Cash paid for non-cash assets	(14,184,847)
Less: Cash acquired for cash	(14,861)
Less: Shares issued for non-cash assets	(4,000,000)
Assumed liabilities	$204,395

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing - April 27, 2007 (Continued)

The $11,984,177 excess included in the $18,199,708 paid by the Company for 100% of Infinite over $6,215,531 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by the Company as goodwill, subject to regular future valuations and adjustments as required by SFAS 142. The other intangible assets are being amortized to expense over their estimated useful lives, although the unamortized balances are still subject to review and adjustment for impairment. Annual reviews for impairment in future periods may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

The following table sets forth the unaudited pro-forma consolidated results of operations for the nine and three months ended June 30, 2007 and 2006, giving effect to the Infinite Merger as if the acquisition had occurred as of the beginning of the periods presented:

	For the nine months ended June 30,			For the three months ended June 30,
	2007	2006		2007		2006
	(unaudited)			(unaudited)
Revenues	$12,021,563		$9,947,089		$4,354,074		$3,599,517
Net loss	$(12,184,790)	$	(5,227,646)	$	(1,358,014)	$	(984,194)
Net loss per share	$(0.38)		$(0.24)		$(0.04)		$(0.04)

The above pro-forma net loss per share is based on a weighted average number of shares of common stock which includes (i) the shares issued in connection with the Infinite Merger, (ii) the shares issued for approximately $10.2 million net proceeds in the private equity financing discussed above and in Note 6, since that financing was integral to and directly associated with the Infinite Merger and (iii) shares issued as a result of the exercise of options and warrants, to the extent necessary to fund the portion of the Infinite purchase price not satisfied by the first two items. Since the effect of common stock equivalents was anti-dilutive, all such equivalents are excluded from the calculation of the pro forma weighted average number of shares and the pro forma net loss per share.

Auction Video - March 27, 2007

On March 27, 2007 the Company completed the acquisition of the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). The Auction Video, Inc. transaction was structured as a purchase of assets and the assumption of certain identified liabilities by the Company’s wholly-owned U.S. subsidiary, AV Acquisition, Inc. The Auction Video Japan, Inc. transaction was structured as a purchase of 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. The acquisitions were made with a combination of 467,290 shares of restricted ONSM common stock (valued at approximately $1.5 million, or $3.21 per share) issued to the stockholders of Auction Video Japan, Inc. and $500,000 cash paid to certain stockholders and creditors of Auction Video, Inc., for an aggregate purchase price of approximately $2.0 million, before transaction costs. The Company has determined that these transactions do not meet the requirements established by the Securities and Exchange Commission for a “significant acquisition”, and therefore no pro-forma or other financial information related to the periods prior to the acquisition is being presented. The operations of Auction Video are part of the Digital Media Services Group.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video - March 27, 2007 (Continued)

The Company allocated $2,006,438 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes, with depreciation over a three-year life commencing April 2007 - see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and are reflected in other current and non-current assets as of June 30, 2007, being amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at approximately $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $6,438.

The Company purchased Auction Video for $2,023,834 in cash and stock. In conjunction with the acquisition, liabilities were assumed, as follows:

Identifiable tangible and intangible assets	$2,006,438
Goodwill	23,834
Acquired assets (at fair value)	2,030,272
Less: Cash paid	(523,834)
Less: Shares issued	(1,500,000)
Assumed liabilities	$6,438

Acquired Onstream - December 23, 2004

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Acquired Onstream - December 23, 2004 (Continued)

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

Other acquisitions - 2002 through 2004

EDNet, which is part of the Digital Media Services Group, was purchased by the Company in June 2001. MOD, which is part of the Web Communications Services Group, was purchased by the Company in February 2002. In February 2004, the Company acquired certain assets and licensed certain software from Virage, Inc., which operations are part of the Digital Media Services Group.

As of September 30, 2004, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan’s continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note is collateralized by Curaspan’s assets, subordinate to a lending bank’s interest in certain of those assets. In addition, the preferred shares are being held in escrow and will be returned to the Company in the event of Curaspan’s uncured default under the note. Due to Curaspan’s continued operating losses and negative financial condition, proceeds from this sale will be recognized by the Company as other income on a cash basis as received. All scheduled payments have been made through August 3, 2007 and one remaining payment is due, on September 4, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The Company performed impairment tests on two reporting units, the Webcasting division (MOD) and EDNet as of September 30, 2006, as well as Acquired Onstream as of December 31, 2006. The Company, assisted by an independent third party appraiser, assessed the fair value of the net assets of each of those reporting units by considering the projected cash flows of those two groups and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, the Company concluded that there was no impairment of the net assets of neither the Webcasting division nor EDNet as of September 30, 2006 and no impairment of Acquired Onstream’s net assets as of December 31, 2006. The valuations of the Webcasting division, EDNet and Acquired Onstream incorporate management’s estimates of future sales and operating income, which estimates in the case of Acquired Onstream are dependent on a product (the DMSP) from which meaningful sales are yet to be realized.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	June 30,	September 30,	Useful Lives
	2007	2006	(Years)

Equipment and Software	$9,052,798	$7,493,679	1-5
DMSP	4,798,527	4,081,978	3
Travel video library	1,368,112	1,368,112	2
Furniture and fixtures	179,205	179,205	5-7
Capitalized internal use software	558,485	333,485	3
Leasehold improvements	288,745	288,745	5
	16,245,872	13,745,204
Less: Accumulated depreciation and amortization	(10,465,095)	(8,846,489)

Net book value	$5,780,777	$4,898,715

Depreciation and amortization expense for property and equipment was approximately $1,621,000 and $980,000 for the nine months ended June 30, 2007 and 2006, respectively. Depreciation and amortization expense for property and equipment was approximately $637,000 and $377,000 for the three months ended June 30, 2007 and 2006, respectively. The Company recorded the disposal of approximately $642,000 of fully depreciated furniture and equipment during the nine months ended June 30, 2006.

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

On March 27, 2007 the Company completed the acquisition of Auction Video - see Note 2. The assets acquired included a video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition. Based on the Company’s determination of the fair value of that transcoder at the date of the acquisition, $600,000 was added to the DMSP’s carrying cost as reflected above, which additional cost is being depreciated over a three-year life commencing April 2007.

On May 18, 2005 the Company agreed to sell its travel video library, as well as all rights associated with that library, including the customer contracts and the related websites, for $455,000. The Company received a $50,000 non-refundable deposit at the time of the initial agreement, with the remaining balance due upon closing.  On September 23, 2005 the buyer filed a legal action against the Company alleging that the Company did not deliver the assets as agreed and seeking return of the $50,000 deposit plus reimbursement of due diligence expenses alleged to be approximately $354,000 plus attorney fees and interest. On December 4, 2005, the Company filed a response objecting to all claims by the buyer, which it believed were without merit. On February 12, 2007, the Company agreed to a full settlement of this legal action, which required only the refund of the $50,000 deposit, which was classified as deferred revenue on the Company’s balance sheet as of September 30, 2006. The Company refunded the deposit shortly after agreeing to the settlement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of June 30, 2007, all debt including the 8% Subordinated Convertible Debentures, the 8% Senior Convertible Debentures and notes payable, except the capitalized software lease, had been repaid or converted to ONSM common shares.

8% Subordinated Convertible Debentures

In March and April 2006 the Company sold to several accredited investors $2.3 million principal amount of 8% subordinated secured convertible notes (“8% Subordinated Convertible Debentures”), together with common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock for $1.50 per share. As of June 30, 2007, all of these 8% Subordinated Convertible Debentures had been converted into registered ONSM common shares, using a $1.00 per share conversion rate.

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

In connection with the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. Starting one year after issuance, the warrants include a cashless exercise feature, which provides that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock. See Note 8.

In March and April 2006 the Company paid the selling agents fees totaling $163,000 and issued them 182,500 common stock purchase warrants with terms identical to the warrants sold with the initial $2.3 million principal 8% subordinated secured convertible notes. See Note 8.

The interest on the Subordinated Convertible Debentures of 8% per annum was payable in arrears with the first interest payment due on September 28, 2006 and payment dates quarterly thereafter in cash, or common shares (at 85% of the market price per share) at the Company’s option. The Company issued 165,068 common shares in lieu of the $93,284 interest accrued during the year ended September 30, 2006, which included 1,917 shares issued for $1,917 interest due on conversions during that period. The Company issued 40,976 common shares in lieu of the $50,947 interest accrued during the nine months ended June 30, 2007, which included 31,681 shares issued for $31,681 interest due on conversions during that period.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Based on the Company’s application of EITF 00-19 and SFAS 133 through September 30, 2006, it was determined that the requirement, discussed above, that the Company file a registration statement including the shares underlying the 8% Subordinated Convertible Debenture and the related $1.50 warrants would require that the amount originally recorded as equity for the embedded conversion feature in the 8% Subordinated Convertible Debentures, as well as the related $1.50 warrants, be reclassified from equity to liability. Although the warrants were not exercisable until six months after their issuance, as discussed above, the Company determined that EITF 00-19 prohibits equity classification for any provision in a contract that could require net-cash settlement and does not appear to contain an exception for such provisions that are not yet applicable. Even after the registration statement was filed by the Company on June 9, 2006, and declared effective by the SEC on July 26, 2006, the “cashless exercise” option discussed above would also result in the continued classification as a liability of the amount recorded for the $1.50 warrants as of September 30, 2006, although that option only becomes available to investors one year after issuance of the warrants and only in the event there is no effective registration statement. Although the filing of the registration statement was no longer a basis for recording the embedded conversion feature as a liability as of September 30, 2006, the existence of penalties for lack of an effective registration and/or listing for the Company’s shares, as discussed above, would result in the continued classification as liability at that date of the amount recorded for the embedded conversion feature.

Although the Company does not believe that payments in connection with these provisions is likely, EITF 00-19 requires that accounting for them be done without regard to probability. EITF 00-19 also requires that the amount reclassified as a liability be adjusted to fair value at each reporting period. Accordingly, the Company reflected a liability of $281,809 on its September 30, 2006 balance sheet, $917,917 of such amount representing the initial reclassification to liability of the $1.50 warrants and the embedded conversion feature in the 8% Subordinated Convertible Debentures and the difference of $636,108 representing the adjustment to fair value included as income under the caption “income from derivative instruments” in the Company’s statement of operations for the year ended September 30, 2006. Effective within the nine months ended June 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Subordinated Convertible Debentures (Continued)

The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14. In accordance with the transitional adoption requirements of FSP EITF 00-19-2, the Company reflected the cumulative effect of this change in accounting principle in its June 30, 2007 financial statements as a $917,917 increase in its additional paid-in capital and a $636,108 increase in its accumulated deficit. Such changes were effective at the beginning of the nine month period then ended.

The Company has concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of June 30, 2007, that material payments under these registration payment arrangements are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date.

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

8% Senior Convertible Debentures

On December 23, 2004, the Company sold senior secured convertible notes (“8% Convertible Debentures”) to several accredited investors for gross proceeds of $4.35 million, which included five-year warrants to purchase 1,522,500 common shares of ONSM for $1.65 per share. The 8% Convertible Debentures were collateralized by a blanket security interest in the Company’s assets and a pledge of the stock of its subsidiaries. The 8% Convertible Debentures included an Additional Investment Right (“AIR”) of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the “Additional 8% Convertible Debentures”) had substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise, as discussed below. As of June 30, 2007, all of these 8% Convertible Debentures (including the AIR), had been converted into registered ONSM common shares, using a $1.00 per share conversion rate.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The placement agent fees and direct issue costs for the 8% Convertible Debentures financing were approximately $336,000 in cash plus five-year warrants to purchase 435,000 shares of ONSM common stock for $1.65 per share. The broker dealer fees and legal expenses for the Additional 8% Convertible Debentures were approximately $57,500 plus warrants to purchase 217,500 shares of ONSM common stock for $1.65 per share. See Note 8.

The interest on the Convertible Debentures of 8% per annum was payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company’s option. During the year ended September 30, 2005, the Company issued 267,248 common shares in lieu of the $310,427 interest accrued and due through that date. The Company issued 368,209 common shares in lieu of the $302,206 interest accrued during the year ended September 30, 2006, which included 9,589 shares issued for $9,589 interest due on conversions during that period. The Company issued 54,148 common shares in lieu of the $61,738 interest accrued during the nine months ended June 30, 2007, which included 42,472 shares issued for $42,472 interest due on conversions during that period.

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
JUNE 30, 2007

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

Based on the Company’s application of EITF 00-19 and SFAS 133 through September 30, 2006, it determined that the existence of the 1% per month penalties for lack of an effective registration and/or listing for the company’s shares, as well as the “cashless exercise” option, all discussed above, required that the amount originally recorded as equity for the $1.00 warrants, the $1.65 warrants and the embedded conversion feature in the 8% Convertible Debenture and Additional 8% Convertible Debenture be classified as a liability. Although the Company does not believe that the assessment of these penalties is likely, EITF 00-19 requires that accounting for them be done without regard to probability. EITF 00-19 requires that the amount recorded as a liability be adjusted to fair value at each reporting period. These amounts were also subject to accounting for a potential rescission through May 23, 2006, during which time the Company did not reflect the effect of such adjustments in its statement of operations. Accordingly, the Company reflected a liability of $834,125 on its September 30, 2006 balance sheet, $1,498,974 of such amount representing the valuation of the $1.65 warrants and the embedded conversion feature in the 8% Convertible Debentures as of May 23, 2006 (the last day of the potential rescission period) and the difference of $664,849 representing the adjustment to fair value included as income under the caption “income from derivative instruments” in the Company’s statement of operations for the year ended September 30, 2006.

Effective within the nine months ended June 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14. In accordance with the transitional adoption requirements of FSP EITF 00-19-2, the Company reflected the cumulative effect of this change in accounting principle in its June 30, 2007 financial statements as a $1,498,974 increase in its additional paid-in capital and a $664,849 increase in its accumulated deficit. Such changes were effective at the beginning of the nine month period then ended.

The Company has concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of June 30, 2007, that material payments under these registration payment arrangements are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Notes Payable

Notes payable consist of the following as of June 30, 2007 and September 30, 2006:

	June 30, 2007	September 30, 2006
Note payable to third party, with original funding in August 2006. Principal paid in monthly installments from November 2006 through January 2007.	$—	$350,000
Note payable to a major Company shareholder, with original funding in September and October 2005 and additional funding in December 2006 and March 2007, for total funding of $1.5 million. Converted to common stock at $1.00 per share in March 2007.	—	450,000
Note payable to an affiliate of a Company director, funded in June 2006. Converted to common stock at $1.22 per share in March 2007.	—	300,000
Note payable to a major Company shareholder, with original funding in September 2006. Converted to common stock at $1.00 per share in March 2007.	—	300,000
Capitalized software lease	72,116	114,355
Total notes payable	72,116	1,514,355
Less: discounts on notes payable	—	(88,565)
Notes payable, net of discount	72,116	1,425,790
Less: current portion	(30,597)	(892,032)
Long term notes payable, net of discount and current portion	$41,519	$533,758

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

As part of the Onstream Merger, the Company assumed a capitalized lease for software, which had an outstanding principal balance of $72,116 as of June 30, 2007. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. Accounts payable at June 30, 2007 includes $23,563 of past due payments related to this lease, which the Company expects to pay before September 30, 2007. See Notes 2 and 5.

Interest expense to related parties (including amortization of debt discount) was approximately $233,000 and $85,000 for the nine months ended June 30, 2007 and 2006, respectively. Related parties include Company directors and employees, and their affiliates, but exclude major shareholders.

During August 2006, the Company borrowed $350,000 from Platinum Credit Group, LLC, collateralized by a secondary lien on up to $350,000 of the Company’s tangible equipment. In addition, the Company dedicated certain receivables proceeds to pay $100,000 principal installments, which were paid when due on November 15 and December 15, 2006 as well as the $150,000 principal balance paid when due on January 12, 2007. At the time of the borrowing, the Company paid related fees totaling $50,000 in cash and prepaid interest in the form of 80,000 shares of ONSM common stock, which was recorded as a discount and amortized to interest expense over the term of the loan. The Company granted Platinum Credit piggyback registration rights for these 80,000 shares, which were included in a registration statement declared effective by the SEC on June 15, 2007.

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

During March 2007, Mr. Berman exercised his option to require prepayment of interest and fees in shares and also converted this note to common stock. Accordingly, the Company issued an aggregate of 2,789,592 unregistered common shares for conversion of the note and the related interest and fees due. The portion of these shares representing interest and fees were valued at $3,416,477 based on their fair value at date of issuance. $48,825 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the nine months ended June 30, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

The Company has granted Mr. Berman demand registration rights, effective six months from the date of the modified note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of August 3, 2007 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

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

During March 2007, the Company exercised its option to force early conversion of this note to common stock, and as a result was required to pay interest (in shares) for the entire original term of the note. Accordingly, the Company issued an aggregate of 300,000 unregistered common shares for conversion of the note and the related interest due. The portion of these shares representing interest, as well as the shares issued in February 2007 for interest and fees related to the predecessor loan, were valued at $187,860 based on their fair value at date of issuance. $7,562 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the nine months ended June 30, 2007.

The Company granted J&C Resources piggyback registration rights for these 330,000 shares , which were included in a registration statement declared effective by the SEC on June 15, 2007.

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
JUNE 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

The new J&C note was recorded at a gross amount of $435,000, equivalent to the market value of the 245,902 shares that would be received upon its conversion. This value was based on the market value of $1.77 per ONSM share, which was the most recent daily closing price as of the date of Board approval of the terms of the new note, although the $1.22 conversion rate was based on negotiations that occurred with J&C only two weeks earlier when the market value was approximately $1.20 per ONSM share. The valuation based on the date of Board approval resulted in a debt extinguishment loss of $135,000, the difference between the $435,000 fair value and the $300,000 face value of the note, and such non-cash loss was reflected in the Company’s results of operations for the nine and three months ended June 30, 2007. The gross carrying value of the new note was offset by the $135,000 value of the conversion feature, which was reflected by an increase to additional paid-in capital and resulted in the net carrying value of the note, prior to its conversion to common stock, being equal to its $300,000 face value. There was no material difference between the effective interest rates of the old and new J&C notes.

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

During March 2007, the Company exercised its option to force early conversion of this note to common stock, and as a result was required to pay interest (in shares) for the entire original term of the loan. Accordingly, the Company issued an aggregate of 390,000 unregistered common shares for conversion of the note and the related interest due. These interest shares were valued at $191,263 based on their fair value at date of issuance. $3,945 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the nine months ended June 30, 2007. There are no registration rights associated with this transaction and as of August 3, 2007 the related shares have not been included in a registration statement.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

In connection with the above, the Company agreed to pay a finder’s fee to another individual not affiliated with the lending entity and not a director or officer of the Company, but who has greater than a 5% beneficial ownership in the Company. This finder’s fee was payable as 100,000 shares of the Company’s common stock, which the Company issued in November 2006, plus immediately exercisable four-year options to purchase 50,000 shares of the Company’s common stock at $1.00 per share, which was greater than the fair value of those shares at the option grant date. The shares and options were valued at $121,008, based on the fair market value of the shares at the date of the issuance, and in the case of the options, using the Black-Scholes model with a volatility of 75% and a risk-free interest rate of 6.25%. The Company granted piggyback registration rights for these shares and options, which were included in a registration statement declared effective by the SEC on June 15, 2007.

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

At any time after April 27, 2007, or earlier if agreed to by the Company, the lending entity, at its option, could begin converting the outstanding principal to the Company’s unregistered common stock at the rate of $1.00 per share through October 25, 2009, and at the rate of $2.00 per share thereafter. The Company allowed the note to be converted into 1.0 million unregistered common shares on January 10, 2007, at which time the remaining unamortized discount was written off to interest expense. The Company has granted the lending entity demand registration rights, effective six months from the date of the note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of August 3, 2007 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

See Note 5 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES

Infinite Merger price adjustment - As more fully discussed in Note 2, the Company agreed to pay any difference between $2.0 million and the proceeds of the sale of first 688,311 shares issued to the Infinite sellers. As of August 3, 2007, the Infinite sellers had sold 210,000 shares at an average price which, if applied to the entire 688,311 shares, would result in a payment of approximately $548,000 (in cash or, subject to certain restrictions, in shares).

Consulting agreements - In November 2006, the Company entered into a three-year consulting contract with the principal and beneficial owner of an entity which loaned the Company $1.0 million in October 2006, as discussed in Note 4. The contract, for the provision of international business development and financial advice, is cancellable upon thirty days notice after the first year and calls for the issuance of 60,000 restricted common shares in advance every six months. The first two tranches under this contract of 60,000 shares each were issued in January and May 2007, and were valued based on fair market value as of the date of issuance and expensed under SFAS 123 as professional fees expense. This contract was amended in July 2007 for some additional short-term services thereunder, resulting in a one-time issuance of an additional 15,000 shares, which will be similarly accounted for. The closing ONSM share price was $1.51 per share on August 3, 2007.

In addition to the above, the Company is obligated under agreements to issue approximately 41,000 common shares and options to purchase approximately 135,000 shares (at an exercise price of $2.46 per share) for financial consulting services subsequent to June 30, 2007, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $4,000. The closing ONSM share price was $1.51 per share on August 3, 2007. None of these contracts are with Company directors or officers. These contracts were all entered into on or about January 1, 2007 and the Company currently anticipates that consulting agreements with an equity component will be entered into on a very limited basis, if at all, in the future.

Employment Contracts and Severance - On December 27, 2004, in connection with the Company’s closing of the Onstream Merger (see Note 2), the Company entered into four-year employment contracts with the Company’s President, Executive Vice President, Chief Marketing Officer and Executive Vice President of Business Development. The contracts provided for base annual salaries of $163,000 ($178,000 for the President) increasing 10% per year. Each executive also receives a combined auto allowance, deferred compensation allocation and dues reimbursement allowance aggregating $35,000 per year. In the event of a subsequent change of control or termination without cause, the Company is obligated to make payments of base salary for three years, which the executive may elect to take in a lump sum payment, plus benefits for two years. On March 8, 2005 the Company entered into a similar three-year employment agreement with its Chief Financial Officer, with a base salary of $150,000 (increasing 10% each year, with the first increase effective December 27, 2005) and other compensation of $27,000 per year. In the event of a subsequent change of control or termination without cause, the company is obligated to make payments of base salary and benefits for nine months. Effective February 2007, the initial term of the Chief Financial Officer's contract was extended to end on a date consistent with the other four executive officer contracts and to increase the salary and other terms to the same level as the Chief Marketing Officer and the Executive Vice President of Business Development. Effective May 2007, the base salaries otherwise payable under the above contract terms with the Company’s President, Executive Vice President and Chief Financial Officer were increased by $38,500, $30,350 and $10,000 per annum, respectively.

Lease Commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $47,000. The leases, with expiration dates ranging from 2007 to 2009, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of June 30, 2007, excluding the capital lease obligations discussed in Notes 4 and 9, total approximately $549,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

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

NASDAQ letter - The Company received a letter from NASDAQ dated August 2, 2006 indicating that the Company had 180 calendar days, or until January 29, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that the Company’s non-compliance with that rule was as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants) contain penalty and acceleration clauses in the event the Company’s common stock is not traded on NASDAQ or a similar national exchange - See Note 4. The Company received a letter from NASDAQ dated December 4, 2006, stating that the Company had regained compliance with NASDAQ Marketplace Rule 4310(c)(4) as of that date, by having met the $1.00 per share or greater minimum closing bid price requirement for a minimum of 10 consecutive business days.

SAIC Agreement - As part of the December 2004 Onstream Merger (see Note 2), the Company became obligated under a Basic Ordering Agreement for Professional Solutions ("BOA") with SAIC, pursuant to which SAIC would build an outsourced solution for customers that allows for management and use of digital rich media and offers flexible applications, including collaboration and re-purposing (the “DMSP”). SAIC agreed to design the DMSP, as hosted and managed by them, to allow for the addition and customization of applications to fit the specific needs of customers. SAIC also agreed to provide certain hosting and back-office services directly to the Company, as Acquired Onstream’s successor, and in support of the Company’s customers. SAIC agreed that its services under the BOA would be billed at a discount to its regular rates throughout the term of the BOA.

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

Contemporaneously with the BOA, Acquired Onstream and SAIC entered into a Stock Issuance Agreement, whereby Acquired Onstream, at its option, could pay up to 20% of $1,250,000 of invoices for services with its common stock, valued at the lesser of $0.50 per share or fair market value as of the date of issuance. Prior to the Onstream Merger, Acquired Onstream had issued 158,910 shares of its common stock to SAIC under this arrangement, valued at approximately $59,000 and converted to 23,535 ONSM shares in December 2004.

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
JUNE 30, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

As of September 30, 2006, SAIC had been paid approximately $1,786,000 in cash or common stock (which includes approximately $909,000 paid under a predecessor professional services agreement for design and technology demonstration of a media asset management system, not considered BOA expenditures) and was owed approximately $112,000, which is included in accounts payable on the Company’s balance sheet at that date. As part of the November 2006 agreement between the Company and SAIC, this balance was settled by the payment of $50,000 cash and the issuance of 59,615 unregistered ONSM common shares, which had piggyback registration rights and were included in a registration statement declared effective by the SEC on June 15 ,2007.

NOTE 6: CAPITAL STOCK

Common Stock

During the nine months ended June 30, 2007, the Company issued an aggregate of 9,160,793 registered common shares as a result of conversions by several investors of 8% Senior and Subordinated Convertible Debentures (see Note 4) and Series A-10 Preferred, as follows:

(i)	3,042,472 ONSM common shares for the conversion of $3.0 million of 8% Senior Convertible Debentures, plus accrued interest,

(ii)	2,256,681 ONSM common shares for the conversion of $2.225 million of 8% Subordinated Convertible Debentures, plus accrued interest,

(iii)	3,861,640 ONSM common shares for the conversion of 386,164 shares of Series A-10 Preferred, including accrued dividends.

During the nine months ended June 30, 2007, the Company received approximately $6.8 million from the exercise of previously issued warrants and options, resulting in its issuance of 4,512,154 registered and 5,000 unregistered common shares. These warrants and options had exercise prices ranging from $0.71 to $2.50 per share. See Note 8.

During March and April 2007, the Company sold an aggregate of 4,888,889 restricted common shares at $2.25 per share for total gross proceeds of approximately $11.0 million. This private equity financing was arranged by the Company to partially fund the Infinite Merger. The Company paid $770,000 as the cash portion of the finders and/or placement fees, equal to 7% of the gross proceeds related to the above sale, which was reflected as a reduction of paid-in capital. After deducting these fees, as well as legal fees and other issuance costs, the net proceeds to the Company were $10,207,026. As additional placement fees related to this sale, the Company issued 342,222 five-year warrants exercisable at $2.70 per share, which it valued at $518,445 using Black-Scholes methodology. These shares and warrants were included in a registration statement declared effective by the SEC on June 15, 2007. See Notes 2 and 8.

The Company is required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision. In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then the Company is liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (continued)

Effective within the nine months ended June 30, 2007, the Company elected early adoption of FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies” and FIN 14, “Reasonable Estimation of the Amount of a Loss”. The Company determined that the above terms constitute a registration payment arrangement and has further concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of June 30, 2007, that material payments under this registration payment arrangement are not probable and therefore no accrual related to it is necessary with respect to SFAS 5 and FIN 14 as of that date.

During April 2007, the Company issued 1,376,622 restricted common shares to certain of the Infinite sellers - see Note 2.

During March 2007, the Company issued 467,290 restricted common shares as in exchange for 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. - see Note 2. There are no registration rights associated with this transaction and as of August 3, 2007 the related shares have not been included in a registration statement.

During the nine months ended June 30, 2007, the Company issued 880,221 shares of common stock for consulting, financial, advisory and other services, as follows:

760,606 unregistered shares valued at approximately $1,479,000 and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 24 months. None of these shares were issued to Company directors or officers. See Note 5 regarding the Company’s obligation to issue additional shares under such agreements.

59,615 unregistered shares of common stock to SAIC as payment for services previously capitalized by the Company at $62,000 and included in accounts payable at September 30, 2006. See Note 5.

60,000 unregistered shares of common stock as payment for equipment purchased and capitalized for approximately $65,000 by the Company as of June 30, 2007.

During the nine months ended June 30, 2007, the Company issued options to purchase its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $749,000. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $1,869,000 and $1,096,000 for the nine months ended June 30, 2007 and 2006, respectively. These expenses were approximately $522,000 and $490,000 for the three months ended June 30, 2007 and 2006, respectively. As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $651,000 in deferred equity compensation expense at June 30, 2007, to be amortized over the remaining periods of service of up to 21 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the nine months ended June 30, 2007, the Company issued (i) 3,045,902 restricted common shares as the result of the conversion of four promissory notes having an aggregate face value of $3.1 million and (ii) 2,258,185 restricted common shares for payment of interest and fees incurred in connection with those promissory notes. See Note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (continued)

During the nine months ended June 30, 2007, the Company issued 95,125 common shares in lieu of the $112,686 interest accrued and due on the 8% Convertible Debentures and the 8% Subordinated Convertible Debentures (which included 74,154 shares issued for $74,154 interest due on conversions during that period).

Preferred Stock

Series A-10 Convertible Preferred Stock

As of September 30, 2006 and June 30, 2007, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”).

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

On December 23, 2004, the Company sold 215,000 shares of Series A-10 Convertible Preferred Stock for $2.15 million (“Series A-10”) to sixteen accredited investors, plus 100,000 shares of Series A-10 for $1.0 million of previously outstanding debt to a single accredited investor. The 315,000 shares of Series A-10 included five-year warrants to purchase 1,575,000 common shares of ONSM for $1.50 per share - see Note 8. Another 8,562 shares of Series A-10 were issued to the purchasers in January 2005 as compensation for their funds being held in escrow from June 2004 through December 2004, pending shareholder approval, in accordance with Nasdaq Marketplace Rule 4350(i), of the issuance in excess of 19.99% of the Company’s common stock. In December 2004, a single shareholder converted all 232,750 shares of Series A-8 Preferred held by him into 139,650 shares of Series A-10.

The Company’s Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. The Company also issued 814 Series A-10 shares in lieu of $8,140 dividends due on conversions during the year ended September 30, 2005. The Company’s Board declared (i) a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment and (ii) a dividend payable on May 15, 2006 to Series A-10 shareholders of record as of May 10, 2006 of 16,701 Series A-10 preferred shares, in lieu of a $167,014 cash payment. The Company also issued 484 Series A-10 shares in lieu of $4,840 dividends due on conversions during the year ended September 30, 2006. The Company’s Board declared (i) a dividend payable on November 15, 2006 to Series A-10 shareholders of record as of November 10, 2006 of 17,239 Series A-10 preferred shares, in lieu of a $172,394 cash payment and (ii) a dividend payable on May 15, 2007 to Series A-10 shareholders of record as of May 10, 2007 of 9,787 Series A-10 preferred shares, in lieu of a $97,871 cash payment. The Company also issued 4,477 Series A-10 shares in lieu of $44,770 dividends due on conversions during the nine months ended June 30, 2007. See Note 9 regarding dividend payments occurring after June 30, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

As of June 30, 2007, the Company had issued 4,670,070 ONSM common shares as a result of several investors converting a total of 467,007 shares of Series A-10 preferred shares, which included 5,775 Series A-10 shares issued for accrued dividends through the respective conversion dates. See Note 9 regarding conversions occurring after June 30, 2007.

The above transactions are summarized as follows through June 30, 2007:

Initial number of Series A-10 shares issued	454,650
Plus: A-10 shares issued for regular interest and dividends	82,904
Plus: A-10 shares issued for conversion dividends	5,775
Less: A-10 shares converted to common shares	(467,007)
Number of Series A-10 shares outstanding	76,322

The placement agent fees and direct issue costs for the Series A-10 financing were approximately $172,000 plus five-year warrants to purchase approximately 215,000 shares of ONSM common stock for $1.50 per share - see Note 8.

The estimated fair value of all warrants given in connection with the Series A-10 plus the Series A-10’s beneficial conversion feature, was $2,755,951, which, in accordance with EITF 98-05 and EITF 00-27, was allocated to additional paid in capital and discount. The Company’s management calculated the discount primarily based on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The discount, which totals $2,928,041 after inclusion of other direct costs associated with the financing, is being amortized as a dividend over the four-year term of the Series A-10. In addition, the unamortized portion of the discount related to converted securities is expensed as an additional dividend at the time of the conversion.

NOTE 7: SEGMENT INFORMATION

The Company's operations are currently comprised of two operating groups, Digital Media Services and Web Communications Services, which are both managed from the Company's Pompano Beach, Florida facility. The primary operating activities of Digital Media Services are at the Company’s San Francisco facility and the primary operating activities of Web Communications Services are at the Company’s Pompano Beach and New York City area facilities. All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the nine months ended June 30, 2007 and 2006 the Company provided smart encoding services to a significant customer, America Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $392,000, or approximately 5%, and $735,000, or approximately 12%, of total consolidated revenue for the nine months ended June 30, 2007 and 2006, respectively. These revenues represented approximately 13% and 23% of Digital Media Services Group revenues for the same periods. Revenues from sales to this customer were approximately $71,000, or approximately 2%, and $205,000, or approximately 9%, of total consolidated revenue for the three months ended June 30, 2007 and 2006, respectively. These revenues represented approximately 8% and 18% of Digital Media Services Group revenues for the same periods.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 7: SEGMENT INFORMATION (Continued)

Detailed below are the results of operations by segment for the nine and three months ended June 30, 2007 and 2006, and total assets by segment as of June 30, 2007 and September 30, 2006.

	For the nine months ended June 30,		For the three months ended June 30,
	2007	2006	2007		2006
Revenue:

Digital Media Services Group	$3,016,945	$3,222,448		$923,504	$1,168,428
Web Communications Services Group	4,998,115	2,906,680		2,851,712	1,148,953
Total consolidated revenue	$8,015,060	$6,129,128		$3,775,216	$2,317,381

Segment operating income (loss):

Digital Media Services Group	11,090	570,994		(195,535)	315,617
Web Communications Services Group	1,152,400	195,673		941,022	177,789
Total operating income	1,163,490	766,667		745,487	493,406

Depreciation and amortization	(2,085,771)	(1,525,417)		(911,933)	(558,668)
Corporate and unallocated shared expenses	(4,715,537)	(3,767,208)		(1,446,122)	(1,367,529)
Other (expense) income, net	(7,394,951)	(1,079,673)		105,868	253,494

Net loss	$(13,032,769)	$(5,605,631)	$	(1,506,700)	$(1,179,297)

	June 30, 2007	September 30, 2006
Assets:
Digital Media Services Group	$15,589,270	$14,789,639
Web Communications Services Group	20,212,887	1,408,488
Corporate and unallocated	1,874,789	968,085

Total assets	$37,676,946	$17,166,212

Depreciation and amortization are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS

As of June 30, 2007, the Company had 11,611,839 issued and outstanding options and warrants, including 4,435,000 Plan Options; 2,431,390 Non-Plan Options to employees and directors; 1,721,174 Non-Plan Options to financial consultants; and 3,024,275 warrants issued in connection with various financings and other transactions.

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"), which, including the effect of subsequent amendments to the Plan, authorized up to 4,500,000 shares available for issuance as options and up to another 2,000,000 shares available for stock grants. On July 31, 2007, the Company’s Board of Directors submitted the 2007 Equity Incentive Plan (the “New Plan”) to the Company’s shareholders for approval at a meeting scheduled for September 18, 2007. The New Plan, if adopted, will authorize the issuance of up to an additional 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. Upon approval of the New Plan, the Company will not issue any additional options or stock grants under the 1996 Stock Option Plan.

As of June 30, 2007 the Company has outstanding options to management, employees and directors granted under the Plan. The term of these options were generally four to five years and they are fully vested as of June 30, 2007. However, the Company has outstanding 35,000 two-year Plan options issued to a consultant in connection with the Auction Video acquisition and 200,000 five-year Plan options issued in connection with the Infinite Merger, all of which are unvested as of June 30, 2007 - see note 2. All options were granted at a price equal to or greater than the fair market value at the date of grant. On December 15, 2004 a majority of the Company’s shareholders voted to approve the cancellation (subject to the option holder’s approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $21.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 174,444 of the Plan Options subject to this cancellation and re-issue had expired as of August 3, 2007.

Detail of Plan Option activity for the nine months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	4,388,891	$1.28
Granted during the period	260,000	2.54
Exercised during the period	(5,000)	0.71
Expired or forfeited during the period	(208,891)	1.63

Balance, end of the period	4,435,000	$1.35

Exercisable at end of the period	4,200,000	$1.28

The Company’s 4,140,000 outstanding exercisable Plan Options at June 30, 2007 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 3.4 years and exercise prices ranging from $0.71 to $2.28 per share. The Company’s 60,000 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 2 years and exercise prices ranging from $11.25 to $22.50 per share.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2007, the Company had 2,431,390 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger.

As of June 30, 2007, the Company had 1,721,174 outstanding Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	25,000	$1.20	December 2010
December 2006	50,000	$1.50	December 2010
January - June 2007	355,000	$2.46	Oct 2010 - Jan 2011
March 2007	21,184	$2.48	March 2012
Nine months ended June 30, 2007	526,184

October 2005 - August 2006	295,000	$1.00	Oct 2009 - Aug 2010
March - September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July - September 2005	225,000	$1.10	July - Sept 2009
January - March 2005	215,000	$1.65	Jan - Feb 2009
January 2005	30,000	$2.50	January 2009
January 2005	50,000	$3.50	January 2009
December 2004	59,240	$3.376	Mar 2008 - Dec 2009
Year ended September 30, 2005	579,240

May 2004	35,000	$2.25	May 2009
June 2004	200,000	$2.50	June 2008
Year ended September 30, 2004	235,000

Total Non Plan consultant options as of June 30, 2007	1,721,174

286,250 of the above options were not vested as of June 30, 2007, including 125,000 $2.50 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract and 31,250 $1.10 options issued during the year ended September 30, 2005. The balance of the unvested options were issued during the nine months ended June 30, 2007. See Note 5 related to commitments for future issuance of financial consultant options and Note 9 related to the exercise of certain of the above outstanding options subsequent to June 30, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

255,000 of the above options (plus 100,000 shares) were granted with piggyback registration rights but were not included on the registration statement declared effective by the SEC on June 15, 2007. As the options (or shares) do not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

As of June 30, 2007, the Company had outstanding vested warrants to purchase an aggregate of 3,024,275 shares of common stock, inclusive of warrants issued in connection with various financings, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees - common share offering - March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures - March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures - December 2004	737,114	$1.65	December 2009
Series A-10 Preferred - December 2004	909,083	$1.50	December 2009
Onstream Merger - December 2004	91,823	$3.376	Jul 2007-Apr 2008
Series A-9 Preferred	10,000	$4.50	July 2007
Series A-9 Preferred	40,000	$3.00	October 2007
Common share offering	82,300	$3.00	October 2007
Other transactions	16,667	$2.65	September 2007

Total warrants as of June 30, 2007	3,024,275

See Note 4 related to certain terms of the above warrants issued in connection with the 8% Convertible Debentures, the Additional 8% Convertible Debentures and the 8% Subordinated Convertible Debentures, including registration rights and cashless exercise.

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
JUNE 30, 2007

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

During the period from July 1, 2007 through August 3, 2007, the Company received approximately $45,000 from the exercise of previously issued options, resulting in its issuance of 35,000 registered common shares. These options had exercise prices ranging from $1.20 to $1.50 per share.

During the period from July 1, 2007 through August 3, 2007, the Company issued 22,936 unregistered shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $41,000 over the service period. None of these shares were issued to Company directors or officers.

During the period from July 1, 2007 through August 3, 2007, the Company issued 72,040 registered shares of common stock as a result of one investor’s conversion of 7,204 shares of Series A-10 Preferred, which included accrued dividends.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, calling for thirty-six equal monthly payments of $10,172 plus a final payment based on fair value, but not to exceed $16,269.

During August 2007, the Company entered into an agreement with ASPA-Japan Co., Ltd. (“ASPA”) a leading video application service provider, whereby ASPA will serve as the exclusive sales agent in certain Middle Eastern countries for all of the Company’s products and services and will be paid commissions on all sales made by them in the region. In exchange for this exclusivity, which has an initial term of five years, ASPA will pay the Company a fee of $1.0 million, of which $50,000 has been received and the balance is due on or before September 30, 2007. Commencing October 1, 2007, the fee (net of 25% commission payable by the Company to the former Auction Video shareholders) will be amortized as revenue over six years, based on the initial contract term plus a one-year termination period.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in this Form 10-QSB.

OVERVIEW

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications. We had approximately 100 full time employees as of June 30, 2007, with operations organized in two main operating groups:

• Digital Media Services Group
• Web Communications Services Group

Our Digital Media Services Group, which operates primarily from facilities in San Francisco, California, consists of our Smart Encoding division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our EDNet division.

Our Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient on-line search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. Our DMSP division provides an on-line, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. In addition, our EDNet division provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

Our Web Communications Services Group includes a) our Webcasting division, which operates primarily from facilities in Pompano Beach, Florida and provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity, b) our Infinite Conferencing (“Infinite”) division, which operates primarily from facilities in the New York City area and provides “reservationless” and operator-assisted audio and web conferencing services and c) our Travel division, which produces and distributes Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

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

On April 27, 2007 we completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing business operations, were accounts receivable, equipment, internally developed software, customer lists, trademarks, URLs (internet domain names), favorable supplier terms and employment and non-compete agreements.

We arranged a private equity financing totaling $11 million, to partially fund the Infinite transaction, consisting of the sale of Onstream Media restricted common stock at $2.25 per share to approximately sixty individuals, funds and other entities. The remainder of the purchase price was funded from our cash.

During the nine months ended June 30, 2007, we received approximately $6.8 million from the exercise of previously issued warrants and options and approximately $2.3 million of proceeds from convertible notes entered into with four individual investors ( for total proceeds under those notes of $3.1 million when combined with funds received by us prior to October 1, 2006).

As of June 30, 2007, all 8% Senior and Subordinated Convertible Debentures had been converted to common shares and all notes payable, with the exception of a capitalized lease, had been repaid or converted to common shares.

As a result of acquisition, equity and financing transactions, including the above, during the nine months ended June 30, 2007, the number of our common shares outstanding increased by approximately 26.6 million shares, to approximately 41.7 million common shares outstanding as of June 30, 2007.

See Liquidity and Capital Resources.

Revenue Recognition

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

Our Digital Media Services Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. Charges to customers by the Smart Encoding and UGC divisions are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed. The EDNet division primarily generates revenue from customer usage of digital telephone connections controlled by the Company. The Company purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s usage of those services.

Our Web Communications Services Group recognizes revenue from live and on-demand internet webcasting, audio and web conferencing and production and internet distribution of travel information. The Webcasting division charge for live and on-demand webcasting at the time an event is accessible for streaming over the Internet. The Infinite Conferencing division generally charges for audio conferencing and web conferencing services on a per-minute usage rate, although webconferencing services are also available for a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services. The Travel division recognizes production revenue at the time of completion of the related video or website. Travel distribution revenue is recognized when a user watches a video on the Internet, if charged on a per hit basis, or over the term of the contract, if charged as a fixed monthly fee.

RESULTS OF OPERATIONS

Our consolidated net loss for the nine months ended June 30, 2007 was approximately $13.0 million ($0.49 loss per share) as compared to a loss of approximately $5.6 million ($0.42 loss per share) for the comparable prior year period, an increase in our loss of approximately $7.4 million (132%). The increased net loss for the fiscal 2007 period, as compared to the corresponding prior year period, was primarily due to higher non-cash interest expense in the fiscal 2007 period as compared to the corresponding prior year period, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount, as well as conversions of notes payable to equity during the fiscal 2007 period for which similar transactions did not occur in the corresponding prior year period, and the resulting write-off of prepaid interest and fees.

Our consolidated net loss for the three months ended June 30, 2007 was approximately $1.5 million ($0.04 loss per share) as compared to a loss of approximately $1.2 million ($0.08 loss per share) for the comparable prior year quarter, an increase in our loss of approximately $327,000 (28%). The increased net loss for the fiscal 2007 quarter, as compared to the corresponding prior year quarter, was primarily due to non-cash income for the valuation of derivative instruments recognized in that prior year quarter, but having no corresponding effect in the fiscal 2007 quarter. This item was substantially offset by lower non-cash interest expense in the fiscal 2007 quarter as compared to the corresponding prior year quarter, since practically all of our interest-bearing debt was repaid or converted to common shares as of March 31, 2007.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

		PERCENTAGE OF REVENUE
	Nine months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Smart encoding, DMSP and UGC	16.2%	22.1%	9.9%	22.3%
Network usage	19.9	25.8	13.8	24.5
Webcasting	44.4	45.2	39.2	47.4
Audio and web conferencing	16.7	—	35.5	—
Other	2.8	6.9	1.6	5.8
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Smart encoding, DMSP and UGC	9.4	8.2	7.3	8.0
Network usage	8.3	11.3	5.9	9.8
Webcasting	14.6	16.3	12.7	16.2
Audio and web conferencing	2.8	—	5.9	—
Other	1.0	2.8	0.6	2.4
Total costs of revenue	36.1%	38.6%	32.4%	36.4%

Gross margin	63.9%	61.4%	67.6%	63.6%

Operating expenses:
Compensation	57.6	61.4	49.3	55.7
Professional fees	32.3	29.8	20.9	29.8
Other general and administrative	18.4	19.2	16.0	15.8
Depreciation and amortization	26.0	24.9	24.1	24.1
Total operating expenses	134.3%	135.3%	110.3%	125.4%

Loss from operations	(70.4)%	(73.9)%	(42.7)%	(61.8)%

Other income (expense):
Interest income	0.8	0.1	0.5	0.1
Interest expense	(93.1)	(27.8)	0.1	(23.0)
Debt extinguishment loss	(1.7)	—	—	—
Income from derivative instruments	—	7.3	—	32.9
Other income (expense), net	1.7	2.8	2.2	0.9
Total other expense, net	(92.3)	(17.6)	2.8	10.9

Net loss	(162.7)%	(91.5)%	(39.9)%	(50.9)%

Nine months ended June 30, 2007 compared to the nine months ended June 30, 2006

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the nine months ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percent

Total revenue	$8,015,060	$6,129,128	$1,885,932	30.8%
Total costs of revenue	2,889,561	2,363,335	526,226	22.3%
Gross margin	5,125,499	3,765,793	1,359,706	36.1%

General and administrative expenses	8,677,546	6,766,334	1,911,212	28.2%
Depreciation and amortization	2,085,771	1,525,417	560,354	36.7%
Total operating expenses	10,763,317	8,291,751	2,471,566	29.8%

Loss from operations	(5,637,818)	(4,525,958)	1,111,860	24.6%

Other expense	(7,394,951)	(1,079,673)	6,315,278	584.9%

Net loss	$(13,032,769)	$(5,605,631)	$7,427,138	132.5%

Revenues and Gross Margin

Consolidated operating revenue was approximately $8.0 million for the nine months ended June 30, 2007, an increase of approximately $1.9 million (31%) from the comparable prior year period, due to increased revenues of the Web Communications Services Group.

Web Communications Services Group revenues were approximately $5.0 million for the nine months ended June 30, 2007, an increase of approximately $2.1 million (72%) from the comparable prior year period. This increase was primarily due to approximately $1.3 million of audio and web conferencing revenues recognized since the Infinite Merger on April 27, 2007, having no corresponding effect in the comparable prior year period, although we also experienced a 28% increase in webcasting division sales over the comparable prior year period, arising from increased production services sales and a continuation of the past growth in our sales of higher priced video webcasts. The number of webcasts produced increased to approximately 4,200 webcasts for the nine months ended June 30, 2007, versus approximately 3,300 webcasts for the comparable prior year period, and the average revenue per webcast event increased to approximately $835 for the fiscal 2007 period as compared to approximately $819 for the comparable prior year period.

We expect the remaining fiscal 2007 revenues of the Web Communications Services Group to exceed the corresponding prior year amounts, primarily as a result of audio and web conferencing revenues we began to recognize in this quarter as a result of the Infinite Merger. Correspondingly, we expect our revenues for the remainder of fiscal 2007 and for subsequent fiscal periods, to exceed the corresponding prior year amounts by at least an additional $1.8 million per quarter related to audio and web conferencing revenues, although such increases cannot be assured. We also expect revenues from the webcasting division to exceed the corresponding prior year amounts, due to our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions. We have recently completed the latest set of feature enhancements to our proprietary webcasting platform, including a webinar service providing the means to hold a virtual seminar on-line in real time and both audio and video editing capabilities, and will soon deploy several additional upgrades including embedded Flash video and animations, rapid CD-ROM creation and storage and search of webcasts in the DMSP.

Digital Media Services Group revenues were approximately $3.0 million for the nine months ended June 30, 2007, a decrease of approximately $206,000 (6%) from the comparable prior year period. This decrease was primarily due to a decrease in EDNet equipment sales as well as a decrease in smart encoding revenues.

In December 2006, we signed both teaming and services agreements with Five Across, Inc. (Cisco Systems), a leading provider of social networking and online community platforms. The agreements call for the integration of certain DMSP services with the Five Across Connect social networking platform. This strategic partnership should allow Onstream Media and Five Across to deploy the enabling technologies to create social networks based on any topic with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms. In addition, several new Web 2.0 features, including automation upgrades such as "one click" publishing capabilities and basic video search capabilities were completed and deployed on our DMSP in June 2007. Enhanced video search is expected to be completed and deployed by the end of the first quarter of fiscal 2008.

One of the key components of our March 2007 acquisition of Auction Video was the video ingestion and flash transcoder, already integrated into the DMSP as an integral component of the social network services offered as part of our partnership with Five Across. Auction Video’s technology is being used in various applications such as on-line Yellow Pages listings, delivering video to mobile phones, multi-level marketing and on-line newspaper classified advertisements, and can also provide for direct input from webcams and other imaging equipment. In addition, our Auction Video service was recently approved by eBay to provide video hosting services for eBay users and PowerSellers (high volume users of eBay). This eBay approval also prompted our signing of partnerships with both Infopia and Hammertap, two of eBay’s third party software and service providers for PowerSellers. This acquisition is another strategic step in providing a complete range of enabling, turnkey technologies for our clients to facilitate “video on the web” applications, which we believe will make the DMSP a more competitive option as an increasing number of companies look to enhance their web presence with digital rich media and social applications.

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, we expect the future revenues of the Digital Media Services Group to exceed the corresponding prior year amounts, although such increases cannot be assured and more specifically the Digital Media Services Group revenues for the remaining two quarters of calendar 2007 may not exceed such revenues for the corresponding 2006 quarters, which included significant smart encoding revenues from a contract with Discovery Education which was subsequently discontinued.

Consolidated gross margin was approximately $5.1 million for the nine months ended June 30, 2007, an increase of approximately $1.4 million (36%) from the comparable prior year period. This increase was primarily due to approximately $1.1 million gross margin on the audio and web conferencing revenues recognized since the Infinite Merger on April 27, 2007, having no corresponding effect in the comparable prior year period, although we also experienced an approximately $616,000 increase in webcasting gross margin in the fiscal 2007 period versus the comparable prior year period. This increase in webcasting gross margin was primarily due to an increase in the number of events as well as the average revenue per event, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs.

The gross margin percentage was 63.9% for the nine months ended June 30, 2007, versus 61.4% for the corresponding prior year period. This increase was primarily due to 83.5% gross margin percentage on Infinite’s audio and web conferencing revenues, which is higher than our historical gross margin experience, although we also experienced increased gross margin percentages for EDNet usage, webcasting and certain other product lines for the nine months ended June 30, 2007, versus the comparable prior year period.

Based on our sales expectations discussed above, as well as anticipated higher than our historical gross margin percentages on audio and web conferencing revenues, we expect gross margin to exceed the corresponding prior year amounts for the remainder of fiscal year 2007, although such increase cannot be assured.

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

Operating Expenses

Consolidated operating expenses were approximately $10.8 million for the nine months ended June 30, 2007, an increase of approximately $2.5 million (30%) over the comparable prior year period, primarily from increased compensation, professional fee and depreciation and amortization expenses.

Compensation expense for the nine months ended June 30, 2007 was approximately $849,000 greater than the comparable prior year period. This increase is primarily due to (a) approximately $338,000 of compensation expense recognized as a result of the Infinite Merger since April 27, 2007, having no corresponding effect in the comparable prior year period, (b) approximately $258,000 of increased webcasting division compensation, primarily for sales staff increases as well as commissions on increased webcasting sales and (c) approximately $139,000 of increased executive and administrative staff compensation, including the effect of contractual raises as well as the impact of non-cash equity compensation recognized in accordance with SFAS 123R, which we implemented in fiscal 2007, having no corresponding effect in the comparable prior year period.

Professional fee expense for the nine months ended June 30, 2007 was approximately $758,000 greater than the comparable prior year period. This increase is primarily related to amounts incurred under consulting contracts for financial related services, paid by the issuance of common shares and options to purchase common shares, as opposed to cash. In addition, the expense recognized for a given share or option payment was higher during the current fiscal year than in the prior year, due to the significant increase in the quoted market price of an ONSM common share since December 2006. These existing contracts will result in future professional fee expenses of approximately $1.0 million, primarily recognized during the next six months, although the ultimate expense will be dependent on our valuation of those shares and options at the time they are issued. Based on this, as well as expected increased cash and non-cash expenditures associated with (i) Sarbanes-Oxley and other regulatory compliance initiatives and (ii) expanded marketing programs, we expect professional fees expense to exceed the corresponding prior year amounts for the remainder of fiscal year 2007.

Depreciation and amortization expense for the nine months ended June 30, 2007 was approximately $560,000 greater than the comparable prior year period. This increase was primarily due to (a) amortization and depreciation of the tangible and intangible assets acquired as a result of our March 2007 acquisition of Auction Video and our April 2007 acquisition of Infinite Conferencing, having no corresponding effect in the comparable prior year period and (b) the increased percentage of the DMSP being depreciated as of October 2006, from 75% of the carrying value to 100% of the carrying value.

As a result of the factors discussed above, including but not limited to the recent acquisitions of Auction Video and Infinite Conferencing, we expect our consolidated operating expenses to exceed the corresponding prior year amounts for the remainder of fiscal year 2007. Furthermore, since the Auction Video acquisition occurred on March 27, 2007 and the Infinite Merger occurred on April 27, 2007, operating expenses related to those operations were reflected for only three and two months, respectively, in our results for the nine months ended June 30, 2007.

Other Expense

Other expense increased to approximately $7.4 million for the nine months ended June 30, 2007, versus approximately $1.1 million for the comparable prior year period, an increase of approximately $6.3 million (585%). This increase was primarily due to an increase in interest expense of approximately $5.8 million primarily due to higher non-cash interest expense in the fiscal 2007 period as compared to the corresponding prior year period, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount, as well as conversions of notes payable to equity during the fiscal 2007 period for which similar transactions did not occur in the corresponding prior year period, and the resulting write-off of prepaid interest and fees.

As of June 30, 2007, we had no further 8% Senior and Subordinated Convertible Debentures or notes payable outstanding and therefore we anticipate a significant decline in interest expense during subsequent accounting periods.

In accordance with the accounting rules for debt extinguishments, the renegotiated note payable to J&C Resources was recorded at its fair value at the date the modifications, primarily conversion rights, were approved by our Board of Directors, which value was significantly higher than the value at the time the modifications were renegotiated with the lender two weeks earlier. That accounting resulted in our recognition of a non-cash debt extinguishment loss during the nine months ended June 30, 2007 of $135,000, which was the difference between the $435,000 fair value of the ONSM shares that the note was convertible into as of the Board approval date and the $300,000 face value of the note. At the time it was renegotiated, the note was convertible into ONSM shares with a value equal to or less than the face value of the note.

For the quarters ended March 31, 2006 through September 30, 2006, we have reflected valuation gains and losses from adjusting certain derivatives to market value each quarter in accordance with EITF 00-19. However, effective within the nine months ended June 30, 2007, we adopted FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. As the Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for certain warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, we do not expect to record future valuation EITF 00-19 valuation gains and losses for these items. In addition, we do not expect to record future liabilities or expenses for these items related to SFAS 5 or FIN 14.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percent

Total revenue	$3,775,216	$2,317,381	$1,457,835	62.9%
Total costs of revenue	1,221,458	844,692	376,766	44.6%
Gross margin	2,553,758	1,472,689	1,081,069	73.4%

General and administrative expenses	3,254,393	2,346,812	907,581	38.7%
Depreciation and amortization	911,933	558,668	353,265	63.2%
Total operating expenses	4,166,326	2,905,480	1,260,846	43.4%

Loss from operations	(1,612,568)	(1,432,791)	179,777	12.5%

Other income	105,868	253,494	(147,626)	(58.2)%

Net loss	$(1,506,700)	$(1,179,297)	$327,403	27.8%

Revenues and Gross Margin

Consolidated operating revenue was approximately $3.8 million for the three months ended June 30, 2007, an increase of approximately $1.5 million (63%) from the comparable prior year quarter, due to increased revenues of the Web Communications Services Group.

Web Communications Services Group revenues were approximately $2.9 million for the three months ended June 30, 2007, an increase of approximately $1.7 million (148%) from the comparable prior year quarter. This increase was primarily due to approximately $1.3 million of audio and web conferencing revenues recognized since the Infinite Merger on April 27, 2007, having no corresponding effect in the comparable prior year quarter, although we also experienced a 35% increase in webcasting division sales over the comparable prior year quarter, arising from increased production services sales and a continuation of the past growth in our sales of higher priced video webcasts. The number of webcasts produced increased to approximately 1,600 webcasts for the three months ended June 30, 2007, versus approximately 1,300 webcasts for the comparable prior year quarter, and the average revenue per webcast event increased to approximately $882 for the fiscal 2007 quarter as compared to approximately $800 for the comparable prior year quarter.

Consolidated gross margin was approximately $2.6 million for the three months ended June 30, 2007, an increase of approximately $1.1 million (73%) from the comparable prior year quarter. This increase was primarily due to approximately $1.1 million gross margin on the audio and web conferencing revenues recognized since the Infinite Merger on April 27, 2007, having no corresponding effect in the comparable prior year quarter, although we also experienced an approximately $277,000 increase in webcasting gross margin in the fiscal 2007 quarter versus the comparable prior year quarter. This increase in webcasting gross margin was primarily due to an increase in the number of events and the average revenue per webcast, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs.

The gross margin percentage was 67.6% for the three months ended June 30, 2007, versus 63.6% for the corresponding prior year quarter. This increase was primarily due to 83.5% gross margin percentage on Infinite’s audio and web conferencing revenues, which is higher than our historical gross margin experience, although we also experienced increased gross margin percentages for webcasting for the three months ended June 30, 2007 versus the comparable prior year quarter.

Operating Expenses

Consolidated operating expenses were approximately $4.2 million for the three months ended June 30, 2007, an increase of approximately $1.3 million (43%) over the comparable prior year quarter, primarily from increased compensation and depreciation and amortization expenses.

Compensation expense for the three months ended June 30, 2007 was approximately $572,000 greater than the comparable prior year quarter. This increase is primarily due to (a) approximately $338,000 of compensation expense recognized as a result of the Infinite Merger since April 27, 2007, having no corresponding effect in the comparable prior year quarter and (b) approximately $106,000 of increased webcasting division compensation, primarily for sales staff increases as well as commissions on increased webcasting sales.

Depreciation and amortization expense for the three months ended June 30, 2007 was approximately $353,000 greater than the comparable prior year quarter. This increase was primarily due to (a) amortization and depreciation of the tangible and intangible assets acquired as a result of our March 2007 acquisition of Auction Video and our April 2007 acquisition of Infinite Conferencing, having no corresponding effect in the comparable prior year quarter and (b) the increased percentage of the DMSP being depreciated as of October 2006, from 75% of the carrying value to 100% of the carrying value.

As a result of the factors discussed above, including but not limited to the recent acquisitions of Auction Video and Infinite Conferencing, we expect our consolidated operating expenses to exceed the corresponding prior year amounts for the remainder of fiscal year 2007. Furthermore, since the Infinite Merger occurred on April 27, 2007, operating expenses related to those operations were reflected for only two months in our results for the three months ended June 30, 2007.

Other Income

Other income decreased to approximately $106,000 for the three months ended June 30, 2007, versus approximately $253,000 for the comparable prior year quarter, a decrease of approximately $148,000 (58%). The decrease for the fiscal 2007 quarter, as compared to the corresponding prior year quarter, was primarily due to non-cash income for the valuation of derivative instruments recognized in that prior year quarter, but having no corresponding effect in the fiscal 2007 quarter. This item was substantially offset by lower non-cash interest expense in the fiscal 2007 quarter as compared to the corresponding prior year quarter, since practically all of our interest-bearing debt was repaid or converted to common shares as of March 31, 2007.

Liquidity and Capital Resources

Although our financial statements for the nine months ended June 30, 2007 reflect a net loss of approximately $13.0 million and cash used in operations of approximately $2.2 million, we had cash of approximately $789,000 and working capital of approximately $1.9 million at June 30, 2007. In addition, primarily as a result of increased Webcasting division sales and our April 2007 acquisition of Infinite Conferencing, our combined financial results for the three months ended June 30, 2007 reflected net cash used by operating activities (before changes in current assets and liabilities) of approximately $142,000, which represents an 85% reduction as compared to approximately $979,000 cash used by operating activities for the three months ended March 31, 2007. Based on that improving trend we expect our results to reflect positive net cash provided by operating activities (before changes in current assets and liabilities) for the three months ended September 30, 2007, although this cannot be assured. In addition, as a result of the conversion and/or repayment of all of our debt except for leases as of June 30, 2007, our receivables and equipment are unencumbered and may be borrowed against by us. Therefore, we believe that we will have sufficient capital resources to fund our continued operations.

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

On April 27, 2007 we completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The consideration for the merger was a combination of $14 million in cash and approximately 1.38 million shares of Onstream Media restricted common stock, for an aggregate purchase price of approximately $18 million. The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing business operations, were accounts receivable, equipment, internally developed software, customer lists, trademarks, URLs (internet domain names), favorable supplier terms and employment and non-compete agreements.

The cash requirements of our fiscal 2007 operations prior to the Infinite Merger, including capital expenditures and the acquisitions of Infinite and Auction Video, were funded primarily by:

(i)
approximately $6.7 million received by us during the six months ended March 31, 2007 from the exercise of previously issued warrants and options, resulting in our issuance of approximately 4.4 million registered common shares. These warrants and options had exercise prices ranging from $1.00 to $2.50 per share,

(ii)
approximately $2.3 million received by us during the six months ended March 31, 2007 as proceeds from convertible notes entered into with four individual investors, for total proceeds under those notes of $3.1 million when combined with funds received by us prior to October 1, 2006. During the six months ended March 31, 2007, we issued (i) 3,045,902 restricted common shares as the result of the conversion of these notes and (ii) 2,258,185 restricted common shares for payment of interest and fees incurred in connection with those promissory notes, and

(iii)
approximately $10.2 million (net of fees and expenses) received by us during March and April 2007 from a private equity financing we arranged to partially fund the Infinite transaction, consisting of the sale of 4,888,889 restricted common shares at $2.25 per share to approximately sixty individuals, funds and other entities.

In addition to the above, as of March 31, 2007, all 8% Senior and Subordinated Convertible Debentures, as well as notes payable, had been repaid or converted to common stock. During the six months ended March 31, 2007, we issued an aggregate of 5,299,153 registered common shares as a result of conversions of $5,225,000 (plus accrued interest) of 8% Senior and Subordinated Convertible Debentures.

Although, primarily as a result of increased Webcasting division sales as well as our April 2007 acquisition of Infinite Conferencing, we expect our results to reflect positive net cash provided by operating activities (before changes in current assets and liabilities) for the three months ended September 30, 2007, this cannot be assured. Our accumulated deficit was approximately $93.7 million at June 30, 2007. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

We agreed to pay any difference between $2.0 million and the proceeds of the sale of first 688,311 shares issued to the Infinite sellers. As of August 3, 2007, the Infinite sellers had sold 210,000 shares at an average price which, if applied to the entire 688,311 shares, would result in a payment of approximately $548,000 (in cash or, subject to certain restrictions, in shares)., which would be due on December 22, 2007. Based on certain restrictions, we have estimated that we will be able to issue no more than approximately 80,000 additional ONSM shares to satisfy any additional payment that is required, which would be valued at the average share price for the thirty days prior to such issuance. The closing ONSM share price was $1.51 per share on August 3, 2007. In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable and since these conditions were not met as of June 30, 2007, we have not made any entries on our financial statements as of that date to reflect this contingency.

We expect increases in our operating expenses during the next year arising from a Sarbanes-Oxley 404 compliance program, although we cannot guarantee that this program will be successful and we may be able to defer these expenses based on the status of regulatory changes in this area. We also anticipate additional operating expenses in fiscal year 2007 related to the continuation of our marketing program expansion that began in previous fiscal years, although we cannot guarantee that this expansion will be implemented or that our marketing efforts will be successful.

Projected capital expenditures for the next twelve months total approximately $1.2 million, which includes software and hardware upgrades to the DMSP and the Webcasting system infrastructure, as well as a capital lease for audio conferencing equipment we entered into in July 2007 having total payments over three years of approximately $380,000.

During the nine months ended June 30, 2007, we received approximately $6.8 million from the exercise of previously issued warrants and options. As of August 3, 2007, there were still approximately 2.1 million registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices of $1.50 or less and an average exercise price of approximately $1.34 per share. The closing ONSM share price was $1.51 per share on August 3, 2007.

During August 2007, we entered into an agreement with ASPA-Japan Co., Ltd. (“ASPA”) a leading video application service provider, whereby ASPA will serve as the exclusive sales agent in certain Middle Eastern countries for all of our products and services and will be paid commissions on all sales made by them in the region. In exchange for this exclusivity, which has an initial term of five years, ASPA will pay us a fee of $1.0 million, of which $50,000 has been received and the balance is due on or before September 30, 2007. A 25% commission is payable by us to the former Auction Video shareholders upon receipt of these funds.

Other than working capital which may become available to us through the exercise of outstanding options and warrants, receipt of the ASPA sales agency fee, or from borrowing against our receivables and/or equipment, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that ASPA will pay the remaining balance due, that we will be able to borrow against our receivables and/or equipment, or that we will increase our revenues and/or control our expenses to a level sufficient to continue and/or provide positive cash flow.

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

Cash used in operating activities was approximately $2.2 million for the nine months ended June 30, 2007, as compared to approximately $1.3 million for the comparable prior year period. The $2.2 million reflects our net loss of approximately $13.0 million, reduced by approximately $11.4 million of non-cash expenses included in that loss and increased by approximately $616,000 arising from a net increase in non-cash working capital items during the period. The increase in non-cash working capital items for the nine months ended June 30, 2007 is primarily due to an approximately $296,000 increase in accounts receivable and an approximately $189,000 decrease in accounts payable and accrued liabilities. This compares to a net decrease in non-cash working capital items of approximately $588,000 for the comparable prior year period. The primary non-cash expenses included in our loss for the nine months ended June 30, 2007 were approximately $7.3 million of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $2.1 million of depreciation and amortization and approximately $1.9 million of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $15.9 million for the nine months ended June 30, 2007 as compared to approximately $910,000 for the comparable prior year period. Current and prior period investing activities included acquisition of property and equipment, although the current year investing activities also included approximately $14.7 million of aggregate cash payments made in connection with the Infinite and Auction Video acquisitions.

Cash provided by financing activities was approximately $18.7 million for the nine months ended June 30, 2007 as compared to approximately $2.2 million for the comparable prior year period. Current period financing activities primarily related to approximately $17.0 million net proceeds from the sale of common shares, including shares issued in a private financing arranged to partially fund the Infinite Merger and shares issued upon exercise of previously issued common stock warrants and options, as well as $1.7 million from loans and notes payable, net of repayments, while the prior year financing activities were primarily related to approximately $1.8 million received from the sale of 8% Subordinated Convertible Debentures.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and our significant accounting policies are described in Note 1 to those statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the management’s most subjective judgments. Our most critical accounting policies and estimates are described as follows.

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Unamortized goodwill and other intangible assets, which include acquired customer lists, were approximately $27.2 million at June 30, 2007, representing approximately 72% of our total assets and 78% of the book value of shareholder equity. In addition, property and equipment as of June 30, 2007 includes approximately $2.9 million (net of depreciation) related to the DMSP.

In accordance with GAAP, we periodically test these assets for potential impairment. As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance of the entities that have generated these intangibles. Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base. We will continue to monitor our intangible assets and our overall business environment. If there is a material change in our business operations, the value of our intangible assets, including the DMSP, could decrease significantly. In the event that it is determined that we will be unable to successfully market or sell the DMSP, an impairment charge to our statement of operations could result. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2007. You should carefully review this Form 10-QSB in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from May 11, 2007 through June 30, 2007, we issued 5,477 shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $13,700 over the service period. None of these shares were issued to ONSM directors or officers.

During the period from July 1, 2007 through August 3, 2007, we issued 22,936 unregistered shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $41,000 over the service period. None of these shares were issued to ONSM directors or officers.

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

Onstream Media Corporation, a Florida corporation

Date: August 10, 2007	/s/ Randy S. Selman
Randy S. Selman, President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson Chief Financial Officer And Principal Accounting Officer