Form 10KSB
period 2007-09-30
Onstream Media CORP
filed 2007-12-26
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $ 12,115,045 for the 12 months ended September 30, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (see definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on December 7, 2007 is approximately $37.8 million.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 7, 2007, 42,150,792 shares of common stock were issued and outstanding.

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

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2007. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business—Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications. We had approximately 100 full time employees as of September 30, 2007, with operations organized in two main operating groups:

•	Digital Media Services Group

•	Web Communications Services Group

Products and services provided by each of the groups are:

Digital Media Services Group

Our Digital Media Services Group, which operates primarily from facilities in San Francisco, California, consists of our Smart Encoding division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our EDNet division. This group represented approximately 33.1% and 55.0% of our revenues for the years ended September 30, 2007 and 2006, respectively. These revenues are comprised primarily of network access and usage fees, the sale and rental of communication equipment, and fees for encoding, storage, search and retrieval and distribution of digital assets.

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

In December 2004 we completed our acquisition of the remaining approximately 74% of Acquired Onstream not previously owned by us (the “Onstream Merger”). Acquired Onstream was a development stage company founded in 2001 with the business objective of developing a feature rich digital asset management service and offering the service on a subscription basis over the Internet. This product, the initial version of what became the DMSP, was initially designed and managed by Science Applications International Corporation (one of the country's foremost IT security firms providing services to all branches of the federal government as well as leading corporations) and is actually comprised of four separate products - encoding, storage, search and retrieval and distribution. A limited version of the DMSP, with three of the four products accessible, was first placed in service with third-party customers in November 2005. The fourth product was made available to our DMSP customers as of October 2006.

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

Web Communications Services Group

Our Web Communications Services Group includes a) our Webcasting division, which operates primarily from facilities in Pompano Beach, Florida and provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity, b) our Infinite Conferencing (“Infinite”) division, which operates primarily from facilities in the New York City area and provides “reservationless” and operator-assisted audio and web conferencing services and c) our Travel division, which produces and distributes Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. This group represented approximately 66.9% and 45.0% of our revenues for the years ended September 30, 2007 and 2006, respectively. These revenues are comprised primarily of production, usage and distribution fees.

Our Webcasting division, which operates primarily from facilities in Pompano Beach, Florida, provides online webcasting services, a cost effective means for corporations to broadcast conference calls live, making them available to the investing public, the media and to anyone worldwide with Internet access. The Webcasting division also has a sales and production support office in New York City as well as additional production and back-up webcasting facilities in our San Francisco office. We market the webcasting services through a direct sales force and through channel partners, also known as resellers. Each webcast can be heard and/or viewed live, and then archived for replay for an additional fee with an option for accessing the archived material through a company's own web site. These webcasts primarily communicate corporate earnings and other financial information; product launches and other marketing information; training, emergency or other information directed to employees; and corporate or other special events.

On April 27, 2007 we completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The consideration for the merger was a combination of $14 million in cash and approximately 1.38 million shares of Onstream Media restricted common stock, for an aggregate purchase price of approximately $18 million. The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing business operations, were accounts receivable, equipment, internally developed software, customer lists and employment and non-compete agreements. The audioconferencing and webconferencing operations of Infinite Conferencing, which operates primarily from facilities in Millburn, New Jersey, are also considered part of the Web Communications Services Group.

Our Web Communications Services Group also includes our Travel division. These production and distribution operations primarily include the production, storage and Internet streaming of two to four minute multi-media videos for clients such as hotel, resort, golf facility, travel destination and time-shares.

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

For the years ended September 30, 2007 and 2006 the Company provided smart encoding services to a significant customer, America Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $461,000, or approximately 4%, and $911,000, or approximately 11%, of total consolidated revenue for the years ended September 30, 2007 and 2006, respectively. These revenues represented approximately 11% and 20% of Digital Media Services Group revenues for the same periods.

Other than these agreements, no other agreement with a customer has represented more than 10% of our revenues during these periods. See Risk Factors below.

Competition

We operate in highly competitive and rapidly changing business segments. We expect our competition to intensify. We compete with:

•	other web sites, Internet portals and Internet broadcasters to acquire and provide content to attract users;

•	video and audio conferencing companies and Internet business service broadcasters;

•	online services, other web site operators and advertising networks;

•	traditional media, such as television, radio and print; and

•	end-user software products.

Our webcasting products and services fall into two competitive areas: live or archived financial and fair-disclosure related conferences, and all other live or archived webcast productions for the corporate, financial, educational and government segments. In the financial conferences area, we compete with ON24, IVT, WILink, Talkpoint, Wall Street Transcripts, Netbriefings, PTEK Holdings, Shareholder.com, Thomson Financial Group, ViaVid and others that offer live webcasts of quarterly earnings conference calls. This list includes entities that are currently active resellers of our services and not in significant competition with us, but could compete with us under certain circumstances. For other webcast production, we compete with other smaller geographically local entities. Our production services, however, have been in demand by some of our competitors, and from time to time we have provided services to these companies. The nature of the streaming media sector of the Internet market is highly interdependent while being competitive.

Competition for audio and web conferencing is primarily segregated between the low-cost, low-service offerings such as FreeConference.Com and other more high-end providers such as Premiere Global Services. We, through our Infinite division, service a niche market for audio and web conferencing services primarily for SMB (small to medium size) companies looking for superior customer service at an affordable rate. Our niche also includes a growing demand for lead generation seminars, which we address by offering a dedicated account manager to coordinate a customized solution for each event.

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

While there is competition for the provision of digital media services by our Digital Media Services Group, this is a relatively new product with few established providers. We believe that our approach of partnering with technology providers such as SAIC, Autonomy/Virage Application Services and North Plains reduces the competition in this area. We also believe that our ability to offer integrated webcasting, networking and other services as part of “full service” digital media services limits direct competition. However, companies that compete in some portion of the digital media services market targeted by us include MerlinOne, ClearStory Systems, Equant, Getty Images, Quebecor, American Color, Ascent Media, Wam!Net, Interchange Digital and Publicis.

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

By distributing content over the Internet, we face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. To protect our company from such claims, we maintain general liability insurance (including umbrella coverage) of approximately $4.0 million. The general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify us for any liability to which we may be exposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our March 2007 acquisition of Auction Video, a pending United States patent was assigned to us covering certain aspects of uploading live webcam images, which we believe has potential value. A parallel filing was done to protect these patent rights on an international basis, via the filing of a “Patent Cooperation Treaty Request”. We are currently pursuing the final approval of this patent application.

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

Employees

At December 7, 2007 we had approximately 100 full time employees, of whom 57 were design, production and technical personnel, 20 were sales and marketing personnel and 23 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $95.5 million as of September 30, 2007. For the year ended September 30, 2007, we had a net loss of approximately $14.8 million and cash used in operations was approximately $2.3 million. However, we had approximately $1.2 million of working capital, including approximately $560,000 of cash, as of September 30, 2007.

We have projected capital expenditures for the next twelve months of approximately $1.1 million (including the payment of $276,000 in accounts payable at September 30, 2007 which will not be reflected as capital expenditures in our cash flow statement until it is paid), which includes software and hardware upgrades to both our Digital Services Media Platform (“DMSP”) as well as our webcasting system infrastructure. We expect increases in our operating expenses during fiscal year 2008 arising from a Sarbanes-Oxley 404 compliance program. We may be able to defer these expenses based on the status of regulatory changes in this area, although at this point the continuation of past deferrals of these expenses is not considered likely and we currently anticipate expending up to $200,000 in the first year. We also anticipate additional operating expenses in fiscal year 2008 related to the continuation of our marketing program expansion that began in previous fiscal years, although we cannot guarantee that this expansion will be continued or that our marketing efforts will be successful.

In addition to the above, we have agreed to pay any difference between $2.0 million and the proceeds of the sale of first 688,311 shares issued to the former shareholders of Infinite Conferencing, which difference is currently estimated to be approximately $923,000. This amount is payable in cash or, subject to certain restrictions, in shares, which could be due as soon as January 15, 2008. See details in separate risk factor below.

We cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. The DMSP was first placed in service with third-party customers in November 2005, but related revenues to date have been minimal and we cannot assure what the future sales activity will be. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to the ability of our operations to generate working capital, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses, which could adversely affect our ability to expand our business and operations during fiscal 2008.

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

We will probably be required in the near future to pay the former shareholders of Infinite Conferencing approximately $923,000 in cash or, subject to certain restrictions, in shares.

In accordance with the terms of our acquisition of Infinite Conferencing, we agreed to pay any difference between $2.0 million and the proceeds of the sale of first 688,311 shares issued to the former shareholders of Infinite. As of December 7, 2007, those former shareholders had sold 635,000 shares at an average price which, if applied to the entire 688,311 shares, would result in our payment of approximately $923,000 (in cash or, subject to certain restrictions, in shares), which could be due as soon as January 15, 2008, although this date could be later subject to the notice and proof requirements in the governing documents. Based on certain restrictions, we have estimated that we will be able to issue no more than approximately 80,000 additional ONSM common shares to satisfy any additional payment that is required, which would be valued at the average share price for the thirty days prior to such issuance. The issuance of ONSM common shares to the former Infinite shareholders in excess of this amount would require ONSM shareholder approval, which cannot be assured. In addition, if we satisfy this obligation through the issuance of equity, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

If we raise additional capital to pay this amount through the issuance of debt, this will result in increased interest expense. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. If we are unable to raise additional working capital if and when needed, we may be required to curtail some of our operations.

In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable and since these conditions were not met as of September 30, 2007, we have not made any entries on our financial statements as of that date to reflect this contingency.

We may be unable to successfully market or sell the Digital Media Services Platform (“DMSP”).

Our December 2004 purchase of Acquired Onstream included approximately $2.7 million capitalized by Acquired Onstream prior to that date for licensed software and development work by SAIC, Virage and other third parties related to the partially completed Digital Media Services Platform (“DMSP”). Subsequent to the acquisition, we have spent approximately $2.1 million to complete the platform in a commercially viable form, including $600,000 related to our acquisition of video ingestion and flash transcoder software as part of the Auction Video acquisition in March 2007. Although we believe there is a market for the DMSP, which had 135 monthly recurring subscribers as of December 2007, there have only been limited DMSP revenues recognized to date and we do not know when, if ever, that we will generate any significant revenues from this product. In addition there is no assurance that we will be able to sell the DMSP on a profitable basis. Our inability to successfully market and/or sell the DMSP could have a material adverse effect on our financial condition and results of operations.

Goodwill from the Onstream Merger was approximately $8.4 million at September 30, 2007 and property and equipment as of September 30, 2007 included approximately $2.5 million (net of depreciation) related to the DMSP.

A substantial portion of our assets are comprised of goodwill and other unamortized intangible assets, which may be subject to future impairment and result in financial statement write-offs.

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other unamortized intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $26.8 million at September 30, 2007, representing approximately 73% of our total assets and 80% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2007 includes approximately $2.5 million (net of depreciation) related to the DMSP.

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

We may continue to experience volatility in our stock price, which has been below $1.00 per share since November 19, 2007. In addition, if our stock price is below $1.00 for thirty days, it could eventually result in NASDAQ delisting of our common shares, which would in turn expose us to financial penalties in connection with securities previously sold by us.

Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or the marketing industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

•	the announcement or introduction of new services and products by us and our competitors,

•	our ability to upgrade and develop our systems in a timely and effective manner,

•	our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction,

•	the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for transacting business,

•	technical difficulties, system downtime, or Internet brownouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations,

•	government regulation, and

•	general economic conditions and economic conditions specific to the Internet.

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

As of December 7, 2007, the closing bid price for ONSM common stock was $0.94 per share, which represented the fourteenth consecutive business day under $1.00. Per NASDAQ Marketplace Rule 4310(c)(4), maintenance of a $1.00 closing bid price is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. If the closing bid price stays below $1.00 for thirty consecutive business days, the NASDAQ can be expected to issue a letter to the Company establishing a 180 calendar day deadline for the Company to become compliant with the minimum bid price. The Company may be considered compliant, subject to the NASDAQ staff's discretion, if its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the 180-day deadline. If the Company is not considered compliant by the 180-day deadline, but meets all other initial listing criteria for the NASDAQ Capital Market, NASDAQ may extend the initial deadline by an additional 180 calendar days.

In the event our common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive), the purchasers of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures may require us to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. In addition to the above, the 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price per month, for each month that the common stock underlying those securities and the related warrants is not listed for a period of 3 or more trading days (which need not be consecutive) on the NASDAQ Capital Market, until the situation is cured. We believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

In the event our common shares are delisted for more than five (5) consecutive trading days then we are liable to the purchasers of approximately $11.0 million of our common shares in March and April 2007, for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. We believe that the applicability of this provision would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

If the selling security holders listed in our more recent registration statements all elect to sell their shares of our common stock at the same time, the market price of our shares may decrease.

It is possible that the selling security holders listed in our more recent registration statements on Forms S-3 (declared effective in July 2006 and June 2007) will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time hereunder, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock.

The exercise of options and warrant, or the conversion of shares of our Series A-10 Convertible Preferred Stock will be dilutive to our existing common shareholders.

As of September 30, 2007 there were outstanding options and warrants to purchase a total of 14,636,231 shares of our common stock, with an average exercise price of $1.67 per share and approximately 60% exercisable from $0.71 to $1.65 per share. In addition, as of September 30, 2007 there were 69,196 shares of our Series A-10 Convertible Preferred Stock outstanding, which are convertible at $1.00 per share into 691,960 shares of our common stock. The closing ONSM share price was $0.94 per share on December 7, 2007.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2006 nor are we subject to them for the fiscal year ended September 30, 2007. We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2008. Under the rules in effect as of December 7, 2007, our independent registered public accounting firm will be required to attest to the operating effectiveness of the company's internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2009.

While we expect to eventually expend significant resource in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 69,196 shares of our Series A-10 Convertible Preferred Stock were issued and outstanding at September 30, 2007. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting production, marketing and distribution activities. Our lease ends in September 2010 and provides for a two-year renewal option. The monthly base rental is approximately $20,400 (including our share of property taxes and common area expenses) with annual five percent (5%) increases.

We lease an approximately 8,500 square foot facility at 200 Vallejo Street in San Francisco, which serves as administrative headquarters for the Digital Media Services Group, including EDNet, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. Our lease expires in May 2009 and provides for one five-year renewal option at 95% of fair market value. The monthly base rental is approximately $17,200 (including month-to-month parking) with annual increases up to five percent (5%).

We lease an approximately 3,000 square foot facility at 56 Main Street in Millburn, New Jersey, which houses the Infinite Conferencing audio and web conferencing operations. Our monthly rental is approximately $6,500 and the lease expires on July 31, 2008.

We also maintain business offices located at 440 Ninth Avenue, New York City, New York. These offices total approximately 1,000 square feet and serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our monthly rental is approximately $6,600 and the lease expires on December 31, 2008.

We also lease small limited purpose office space in Colorado, Utah and Japan (Toyko), as well as equipment space at co-location or other equipment housing facilities in South Florida, Atlanta, Jersey City, San Francisco and Colorado Springs.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 2007 we held our 2007 annual meeting of shareholders, at which all matters submitted to a vote of the company's shareholders as described in the proxy statement filed with the SEC on July 31, 2007 were approved. 29,486,819 shares were present, all by valid proxy and including 12,353,088 shares held in street names and thus only eligible to vote on certain of these matters. At the 2007 Annual Meeting, our shareholders took the following actions:

Election of Directors - Our shareholders elected Randy S. Selman, Clifford Friedland, Alan M. Saperstein, Benjamin Swirsky, Robert J. Wussler, Charles C. Johnston and Carl Silva to serve as directors until the next annual meeting of shareholders or until their successors are elected and qualified. The number of votes cast for each of these individuals are set forth below:

	Shares For	Shares Against	Share Abstentions

Randy S. Selman	29,056,877	11,173	418,769
Alan M. Saperstein	28,911,236	156,814	418,769
Benjamin Swirsky	29,067,579	471	418,769
Robert J. Wussler	29,046,523	21,527	418,769
Charles C. Johnston	28,893,130	174,920	418,769
Clifford Friedland	29,056,983	11,067	418,769
Carl Silva	29,045,767	22,283	418,769

On December 6, 2007 Mr. Benjamin Swirsky resigned from his post on the Board of Directors, for health-related reasons. On the same day, the remaining members of the Board appointed Mr. Leon Nowalsky as Mr. Swirsky’s replacement.

Ratification of Accountants - Our shareholders ratified the appointment of Goldstein Lewin & Co., Certified Public Accountants, as our independent accountants. The vote totals were 29,304,693 shares for, 151,458 shares against and 30,668 share abstentions.

New Incentive Plan - Our shareholders approved the Onstream Media Corporation 2007 Equity Incentive Plan (“New Incentive Plan”), which provides for the grant of up to six million (6,000,000) shares of Common Stock pursuant to incentive stock options or nonstatutory stock options (together with incentive stock options, "Stock Options"), stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards (the latter four, collectively, "Stock Awards") for employees, directors and consultants. The vote totals were 13,296,876 shares for, 2,361,609 shares against and 1,475,246 share abstentions.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Capital Market, under the trading symbol "ONSM."

The following table sets forth the high and low closing sale prices for our common stock as reported on the NASDAQ Capital Market for the period from October 1, 2005 through December 7, 2007. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR 2006:

First Quarter	$1.17	$0.65
Second Quarter	$1.15	$0.85
Third Quarter	$1.30	$0.78
Fourth Quarter	$0.95	$0.56

FISCAL YEAR 2007:

First Quarter	$3.15	$0.46
Second Quarter	$3.59	$2.28
Third Quarter	$3.15	$2.19
Fourth Quarter	$2.34	$1.20

FISCAL YEAR 2008:

First Quarter (to Dec 7)	$1.66	$0.91

On December 7, 2007, the last reported sale price of the common stock on the NASDAQ Capital Market was $0.94 per share. As of December 7, 2007 there were approximately 578 shareholders of record of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. Dividends related to the Series A-10 Convertible Preferred are cumulative and must be fully paid by us prior to the payment of any dividend on our common stock.

Recent Sales of Unregistered Securities

During the period from August 4, 2007 through September 30, 2007, we issued 7,451 unregistered shares of common stock for consulting, financial advisory and legal services. The services are being provided over periods ranging up to three months, and will result in a professional fees expense of approximately $11,000 over the service period. None of these shares were issued to Company directors or officers.

During the period from October 1, 2007 through December 7, 2007, we issued 5,085 unregistered shares of common stock for consulting, financial advisory and legal services. The services are being provided over periods ranging up to two months, and will result in a professional fees expense of approximately $9,000 over the service period. None of these shares were issued to Company directors or officers.

 In November 2006, the Company entered into a three-year consulting contract with the principal and beneficial owner of an entity which loaned the Company $1.0 million in October 2006. The contract, for the provision of international business development and financial advice, is cancellable upon thirty days notice after the first year and originally called for the issuance of 60,000 restricted common shares in advance every six months. The first two tranches under this contract (60,000 shares each) were issued in January and May 2007. This contract was amended in July 2007 for some additional short-term services, resulting in issuance of an additional 15,000 shares plus $22,425 for cash reimbursement of related travel expenses. This contract was amended again in October 2007, which resulted in the issuance of the remaining 240,000 restricted common shares, in exchange for the extension of the remaining term of the contract from two years to three years. These 240,000 shares will be valued based on fair market value as of the date of issuance and will result in a professional fees expense of approximately $334,000 over the service period.

On September 27, 2007, the Company’s Compensation Committee and Board of Directors approved the issuance of 25,000 restricted shares of our common stock to Mr. Charles Johnston, director, as compensation for services to be rendered by him for the fiscal year ended September 30, 2008, in connection with his recent appointment as Chairman of our Audit Committee. These Plan shares were issued in December 2007 but will be valued at the fair market value at the date of the approval, and will result in a professional fees expense of approximately $43,000 over the service period.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including our 1996 Stock Option Plan, our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2007.

Plan category		Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

		(a)	(b)	(c)

1996 Stock Option Plan	(1)	4,371,332	$1.22	none

2007 Equity Incentive Plan	(2)	3,100,000	$1.73	2,900,000

Equity compensation plans
approved by shareholders	(3)	2,431,390	$2.09	none

Equity compensation plans
not approved by shareholders		none	-	none

(1)
On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"), On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 plan options and added an equity compensation component. On December 15, 2004, a majority of our shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000. On September 13, 2005, a majority of our shareholders voted to increase the number of shares available for issuance under the plan to 6,500,000 (up to 4,500,000 shares available for issuance as options and up to another 2,000,000 shares available for stock grants).

On December 15, 2004 a majority of our shareholders voted to approve the cancellation of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (65,216 Non-Plan options and 227,776 of which were issued under the 1996 Stock Option plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 259,660 of the options (all 65,216 of the Non-Plan options and 194,444 of which were issued under the 1996 Stock Option plan) had expired as of September 30, 2007.

(2)
On September 18, 2007, the Company’s Board of Directors and a majority of the Company's shareholders adopted the 2007 Equity Incentive Plan (the “New Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the New Plan were in addition to those already issued under the Plan, although the Company may no longer issue additional options or stock grants under the Plan.

(3)
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

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications. We had approximately 100 full time employees as of September 30, 2007, with operations organized in two main operating groups:

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

Fiscal 2007 Highlights

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

During the year ended September 30, 2007, we received approximately $6.9 million from the exercise of previously issued warrants and options and approximately $2.3 million of proceeds from convertible notes entered into with four individual investors ( for total proceeds under those notes of $3.1 million when combined with funds received by us prior to October 1, 2006).

As of September 30, 2007, all 8% Senior and Subordinated Convertible Debentures had been converted to common shares and all notes payable, with the exception of two capitalized leases, had been repaid or converted to common shares.

As a result of acquisition, equity and financing transactions, including the above, during the year ended September 30, 2007, the number of our common shares outstanding increased by approximately 26.8 million shares, to approximately 41.9 million common shares outstanding as of September 30, 2007.

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

Our Web Communications Services Group recognizes revenue from live and on-demand internet webcasting, audio and web conferencing and production and internet distribution of travel information. The Webcasting division charges for live and on-demand webcasting at the time an event is accessible for streaming over the Internet. The Infinite Conferencing division generally charges for audio conferencing and web conferencing services on a per-minute usage rate, although webconferencing services are also available for a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services. The Travel division recognizes production revenue at the time of completion of the related video or website. Travel distribution revenue is recognized when a user watches a video on the Internet, if charged on a per hit basis, or over the term of the contract, if charged as a fixed monthly fee.

Results of Operations

Our consolidated net loss for the year ended September 30, 2007 was approximately $14.8 million ($0.48 loss per share) as compared to a loss of approximately $6.5 million ($0.47 loss per share) for the prior fiscal year, an increase in our loss of approximately $8.3 million (128%). The increased net loss for fiscal 2007, as compared to the prior fiscal year, was primarily due to higher non-cash interest expense in fiscal 2007 as compared to the prior fiscal year, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount, as well as conversions of notes payable to equity during fiscal 2007 for which similar transactions did not occur in the prior fiscal year, and the resulting write-off of prepaid interest and fees.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE
	Year Ended September 30,
	2007	2006
Revenue:

Smart encoding, DMSP and UGC	14.2%	25.5%
Network usage	17.4	24.9
Webcasting	39.4	43.0
Audio and web conferencing	26.4	-
Other	2.6	6.6
Total revenue	100.0%	100.0%

Cost of revenue:

Smart encoding, DMSP and UGC	8.6	9.0
Network usage	7.4	10.8
Webcasting	14.2	16.3
Audio and web conferencing	4.5	-
Other	1.0	2.6
Total costs of revenue	35.7%	38.7%

Gross margin	64.3%	61.3%

	PERCENTAGE OF REVENUE
	Year Ended September 30,
	2007	2006

Operating expenses:
Compensation	55.1	59.2
Professional fees	27.6	27.4
Other general and administrative	18.0	19.1
Depreciation and amortization	25.6	25.2
Total operating expenses	126.3%	130.9%

Loss from operations	(62.0)%	(69.6)%

Other expense, net:
Interest income	0.6	0.1
Interest expense	(61.6)	(25.3)
Debt extinguishment loss	(1.1)	-
Income from derivative instruments	-	15.5
Other income, net	2.3	2.5
Total other expense, net	(59.8)%	(7.2)%

Net loss	(121.8)%	(76.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the year ended September 30,		Increase (Decrease)
	2007	2006	Amount	Percent

Total revenue	$12,115,045	$8,419,451	$3,695,594	43.9%
Total costs of revenue	4,319,085	3,256,094	1,062,991	32.6%
Gross margin	7,795,960	5,163,357	2,632,603	51.0%

General and administrative expenses	12,207,877	8,899,195	3,308,682	37.2%
Depreciation and amortization	3,099,940	2,121,161	978,779	46.1%
Total operating expenses	15,307,817	11,020,356	4,287,461	38.9%

Loss from operations	(7,511,857)	(5,856,999)	1,654,858	28.3%

Other expense	(7,246,196)	(609,214)	6,636,982	1089.4%

Net loss	$(14,758,053)	$(6,466,213)	$8,291,840	128.2%

Revenues and Gross Margin

Consolidated operating revenue was approximately $12.1 million for the year ended September 30, 2007, an increase of approximately $3.7 million (44%) from the prior fiscal year, due to increased revenues of the Web Communications Services Group.

Web Communications Services Group revenues were approximately $8.1 million for the year ended September 30, 2007, an increase of approximately $4.3 million (114%) from the prior fiscal year. This increase was primarily due to approximately $3.2 million of audio and web conferencing revenues recognized since the Infinite Merger on April 27, 2007, having no corresponding effect in the prior fiscal year, although we also experienced an approximately 32% increase in webcasting division sales over the prior fiscal year, arising from increased production services sales and a continuation of the past growth in our sales of higher priced video webcasts. The number of webcasts produced increased to approximately 5,900 webcasts for the year ended September 30, 2007, versus approximately 4,500 webcasts for the prior fiscal year, and the average revenue per webcast event increased to approximately $803 for fiscal 2007 as compared to approximately $792 for the prior fiscal year.

In April 2007 we announced our selection as a member of the Qwest Communications International team that was awarded a stake in Networx Universal, the largest communications services contract in the world. Qwest and its team members will participate in the U.S. government program to provide leading-edge voice, data and video services, including managed and secure advanced data networks, to federal agencies nationwide. Our role as part of the Qwest team will be providing comprehensive video and audio encoding services and webcasting for live and archived distribution of content via a wide range of digital delivery networks.

In September 2007 we announced our selection by the Massachusetts Department of Revenue to provide digital media storage and streaming services under a one-year contract renewable annually over four subsequent years. In November 2007 we announced that we had been awarded a stake in a three-year Master Services Agreement (MSA) by the State of California to provide video and audio streaming services to the state and participating local governments.

The webcasting division achieved record revenue of approximately $648,000 during October 2007, which represents an increase of approximately 66% over the approximately $390,000 in webcasting revenue recorded during the same month of the previous year (October 2006), and also represents the Company's highest single month of webcasting revenues level since its 1993 inception. Infinite also achieved record audio and web conferencing revenue of approximately $700,000 during October 2007, which represents an increase of approximately 24% as compared to the approximately $563,000 of revenue recorded by Infinite during the same month of the previous year (October 2006, which was prior to Onstream’s April 2007 acquisition of Infinite) and also represents Infinite’s highest single month of revenues since its 2001 inception. While record monthly revenue achieved in October does indicate the continued growth of our these two divisions, results from one month should not be used to extrapolate and/or project revenues for the quarter ending December 31, 2007 or for any other monthly, quarterly or annual periods.

We expect the fiscal 2008 revenues of the Web Communications Services Group to exceed the corresponding fiscal 2007 amounts, including the continuation of audio and web conferencing revenues we began to recognize in May 2007 as a result of the Infinite Merger. We also expect revenues from the webcasting division to exceed the corresponding prior year amounts, due to the specific contracts noted above, as well as the results of our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions.

We have recently completed several feature enhancements to our proprietary webcasting platform, including embedded Flash video and animations as well as a webinar service providing the means to hold a virtual seminar on-line in real time and both audio and video editing capabilities. Additional upgrades expected include storage and search of webcasts in the DMSP by April 2008 and rapid CD-ROM creation by June 2008.

We recently announced an upgrade to our webcasting service, featuring broadcast quality video using the industry standard 16:9 aspect ratio and called Visual Webcaster HD™. The new upgrade includes the ability to use high definition cameras and other HD sources input via SDI (Serial Digital Interface) into our encoders, providing a broadcast-quality experience. In addition, we expect to deploy iEncode™, a full-featured, turnkey, standalone webcasting solution, during the second quarter of fiscal 2008.  iEncode is being designed to operate inside a corporate LAN environment with multicast capabilities.  Both Visual Webcaster HD and iEncode will be fully compatible with the DMSP for archiving, intelligent indexing and retrieval.

Digital Media Services Group revenues were approximately $4.0 million for the year ended September 30, 2007, a decrease of approximately $618,000 (13%) from the comparable prior year period. This decrease was primarily due to a decrease in smart encoding revenues arising from (i) an approximately $450,000 decrease in sales to a single customer from approximately $911,000 in fiscal 2006 to approximately $461,000 in fiscal 2007, as well as (ii) an approximately $311,000 decrease in sales due to the January 2007 discontinuance of work for a former customer. EDNet equipment sales also declined by approximately $194,000 in fiscal 2007 as compared to fiscal 2006.

Several new Web 2.0 features, including automation upgrades such as "one click" publishing capabilities and basic video search capabilities were completed and deployed on our DMSP in June 2007. As of December 2007, we had approximately 135 monthly recurring subscribers to the “store and stream” application of the DMSP, which was developed as a focused interface for small to medium business (SMB) clients. Most of these subscribers were signed up since May 2007. We expect this DMSP customer base to continue to grow, especially as we add reporting and other features to this interface. In addition, we are also developing a provisioning function which will allow customers to sign up online for the DMSP on a fully automated basis, using a credit card, which we believe will accelerate even further the growth in this customer base and related revenues. Enhanced video search is expected to be completed and deployed by the end of the second quarter of fiscal 2008.

In addition to the “store and stream” application of the DMSP, we have entered into strategic partnership and other agreements with several entities assisting us in the deployment via the DMSP of enabling technologies necessary to create social networks with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms.

One of the key components of our March 2007 acquisition of Auction Video was the video ingestion and flash transcoder, already integrated into the DMSP as an integral component of the social network services offered as part of our partnership with Five Across (Cisco Systems). Auction Video’s technology is being used in various applications such as on-line Yellow Pages listings, delivering video to mobile phones, multi-level marketing and on-line newspaper classified advertisements, and can also provide for direct input from webcams and other imaging equipment. In addition, our Auction Video service was recently approved by eBay to provide video hosting services for eBay users and PowerSellers (high volume users of eBay). This eBay approval also prompted our signing of partnerships with both Infopia and Hammertap, two of eBay’s third party software and service providers for PowerSellers. This acquisition is another strategic step in providing a complete range of enabling, turnkey technologies for our clients to facilitate “video on the web” applications, which we believe will make the DMSP a more competitive option as an increasing number of companies look to enhance their web presence with digital rich media and social applications.

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, we expect the future revenues of the Digital Media Services Group to exceed the corresponding prior year amounts, although such increases cannot be assured and more specifically the Digital Media Services Group revenues for the first quarter of fiscal 2008 may not exceed such revenues for the corresponding 2007 quarter, which included significant smart encoding revenues from a contract with Discovery Education which was subsequently discontinued.

We are now estimating a minimum of forty percent (40%) year-over-year growth for our total revenues for the fiscal year ending September 30, 2008, as compared to our total revenues for the fiscal year ending September 30, 2007.

Consolidated gross margin was approximately $7.8 million for the year ended September 30, 2007, an increase of approximately $2.6 million (51%) from the prior fiscal year. This increase was primarily due to approximately $2.7 million gross margin on the audio and web conferencing revenues recognized since the Infinite Merger on April 27, 2007, having no corresponding effect in the prior fiscal year, although we also experienced an approximately $793,000 increase in webcasting gross margin for fiscal 2007 period versus the prior fiscal year. This increase in webcasting gross margin was primarily due to an increase in the number of events as well as the average revenue per event, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs. The above increases in gross margin were partially offset by a decrease in smart encoding gross margin, arising primarily from decreased sales to the two smart encoding customers discussed above, as well as the decrease in EDNet equipment sales, also discussed above.

The gross margin percentage was 64.3% for the year ended September 30, 2007, versus 61.3% for the prior fiscal year. This increase was primarily due to 82.9% gross margin percentage on Infinite’s audio and web conferencing revenues, which is higher than our historical gross margin experience, although we also experienced increased gross margin percentages for EDNet usage, webcasting and certain other product lines for the year ended September 30, 2007, versus the prior fiscal year.

Based on our sales expectations discussed above, as well as anticipated higher than our historical gross margin percentages on audio and web conferencing revenues, we expect gross margin for fiscal year 2008 to exceed the corresponding prior year amounts, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $15.3 million for the year ended September 30, 2007, an increase of approximately $4.3 million (39%) over the prior fiscal year, primarily from increased compensation, professional fee and depreciation and amortization expenses.

Compensation expense for the year ended September 30, 2007 was approximately $1.7 million greater than the prior fiscal year. This increase is primarily due to (a) approximately $857,000 of compensation expense recognized as a result of the Infinite Merger since April 27, 2007, having no corresponding effect in the prior fiscal year, (b) approximately $384,000 of increased webcasting division compensation, primarily for sales staff increases as well as commissions on increased webcasting sales and (c) approximately $213,000 of increased executive and administrative staff compensation, including the effect of contractual raises as well as the impact of non-cash equity compensation recognized in accordance with SFAS 123R, which we implemented in fiscal 2007, having no corresponding effect in the prior fiscal year period.

Professional fee expense for the year ended September 30, 2007 was approximately $1.0 million greater than the prior fiscal year. This increase is primarily related to amounts incurred under consulting contracts for financial related services, paid by the issuance of common shares and options to purchase common shares, as opposed to cash. In addition, the expense recognized for a given share or option payment was generally higher during the current fiscal year than in the prior fiscal year, due to the significant increase in the quoted market price of an ONSM common share since December 2006 through September 2007 (although the market price had declined to $0.94 per share as of December 7, 2007). These existing contracts will result in future professional fee expenses of approximately $1.2 million, primarily recognized during the next six to twelve months, although the ultimate expense will be dependent on our valuation of those shares and options at the time they are issued. Based on this, as well as expected increased cash and non-cash expenditures associated with (i) Sarbanes-Oxley and other regulatory compliance initiatives and (ii) expanded marketing programs, we expect professional fees expense to exceed the corresponding amounts for fiscal year 2008.

Depreciation and amortization expense for the year ended September 30, 2007 was approximately $1.0 million greater than the prior fiscal year. This increase was primarily due to (a) amortization and depreciation of the tangible and intangible assets acquired as a result of our March 2007 acquisition of Auction Video and our April 2007 acquisition of Infinite Conferencing, having no corresponding effect in the prior fiscal year and (b) the increased percentage of the DMSP being depreciated as of October 2006, from 75% of the carrying value to 100% of the carrying value.

As a result of the factors discussed above, including but not limited to the recent acquisitions of Auction Video and Infinite Conferencing, we expect our consolidated operating expenses to exceed the corresponding prior year amounts for the fiscal year 2008. Furthermore, since the Auction Video acquisition occurred on March 27, 2007 and the Infinite Merger occurred on April 27, 2007, operating expenses related to those operations were reflected for only six and five months, respectively, in our results for the year ended September 30, 2007.

Other Expense

Other expense increased to approximately $7.2 million for the year ended September 30, 2007, versus approximately $609,000 for the prior fiscal year, an increase of approximately $6.6 million (1089%). This increase was primarily due to an increase in interest expense of approximately $5.3 million primarily due to higher non-cash interest expense in fiscal 2007 as compared to the prior fiscal year, arising from a significant increase in the number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures and a resulting increase in the write-off of unamortized discount, as well as conversions of notes payable to equity during fiscal 2007 for which similar transactions did not occur in the corresponding prior fiscal year, and the resulting write-off of prepaid interest and fees.

As of September 30, 2007, we had no further 8% Senior and Subordinated Convertible Debentures or notes payable (other than two capitalized leases) outstanding and therefore we anticipate a significant decline in interest expense during subsequent accounting periods.

For the year ended September 30, 2006, we reflected an approximately $1.3 million valuation gain from adjusting certain derivatives to market value in accordance with EITF 00-19. However, effective within the year ended September 30, 2007, we adopted FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. As the Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for certain warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, we do not expect to record future valuation EITF 00-19 valuation gains and losses for these items. In addition, we do not expect to record future liabilities or expenses for these items related to SFAS 5 or FIN 14, although the ONSM share price is less than $1.00 as of December 7, 2007, a continuation of which could eventually affect our NASDAQ listing status.

In accordance with the accounting rules for debt extinguishments, the renegotiated note payable to J&C Resources was recorded at its fair value at the date the modifications, primarily conversion rights, were approved by our Board of Directors, which value was significantly higher than the value at the time the modifications were renegotiated with the lender two weeks earlier. That accounting resulted in our recognition of a non-cash debt extinguishment loss during the year ended September 30, 2007 of $135,000, which was the difference between the $435,000 fair value of the ONSM shares that the note was convertible into as of the Board approval date and the $300,000 face value of the note. At the time it was renegotiated, the note was convertible into ONSM shares with a value equal to or less than the face value of the note.

Liquidity and Capital Resources

Although our financial statements for the year ended September 30, 2007 reflect a net loss of approximately $14.8 million and cash used in operations of approximately $2.3 million, we had cash of approximately $560,000 and working capital of approximately $1.2 million at September 30, 2007. Our combined financial results for the three months ended June 30, 2007 reflected net cash used by operating activities (before changes in current assets and liabilities) of approximately $142,000. Consistent with the effect of seasonally lower webcasting revenues for the three months ended September 30, 2007, net cash used by operating activities (before changes in current assets and liabilities) for that period increased to approximately $355,000. However, in December 2007, we entered into a equipment financing line of credit arrangement with several individuals under which we can borrow up to an aggregate of $1.5 million for equipment purchases, including purchases made and paid for by us during the twelve (12) months prior to the date of the agreement. Our receivables are also unencumbered and may be borrowed against by us, subject to approval of the holders of a majority of our Series A-10 Convertible Preferred Stock. Therefore, we believe that we have sufficient capital resources to fund our continued operations.

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

Our accumulated deficit was approximately $95.3 million at September 30, 2007. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

In accordance with the terms of our acquisition of Infinite Conferencing, we agreed to pay any difference between $2.0 million and the proceeds of the sale of first 688,311 shares issued to the former shareholders of Infinite. As of December 7, 2007, those former Infinite shareholders had sold 635,000 shares at an average price which, if applied to the entire 688,311 shares, would result in our payment of approximately $923,000 (in cash or, subject to certain restrictions, in shares), which could be due as soon as January 15, 2008, although this date could be later subject to the notice and proof requirements in the governing documents. Based on certain restrictions, we have estimated that we will be able to issue no more than approximately 80,000 additional ONSM shares to satisfy any additional payment that is required, which would be valued at the average share price for the thirty days prior to such issuance. The closing ONSM share price was $0.94 per share on December 7, 2007. In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable and since these conditions were not met as of September 30, 2007, we have not made any entries on our financial statements as of that date to reflect this contingency.

We expect increases in our operating expenses during fiscal year 2008 arising from a Sarbanes-Oxley 404 compliance program. We may be able to defer these expenses based on the status of regulatory changes in this area, although at this point the continuation of past deferrals of these expenses is not considered likely and we currently anticipate expending up to $200,000 in the first year. We also anticipate additional operating expenses in fiscal year 2008 related to the continuation of our marketing program expansion that began in previous fiscal years, although we cannot guarantee that this expansion will be continued or that our marketing efforts will be successful.

Projected capital expenditures for the next twelve months total approximately $1.1 million (including the payment of $276,000 in accounts payable at September 30, 2007 which will not be reflected as capital expenditures in our cash flow statement until it is paid), which includes software and hardware upgrades to the DMSP and the webcasting system infrastructure.

During the year ended September 30, 2007, we received approximately $6.9 million from the exercise of previously issued warrants and options. As of August 3, 2007, there were still approximately 720,000 registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices of $1.10 or less and an average exercise price of approximately $1.06 per share. The closing ONSM share price was $0.94 per share on December 7, 2007.

During August 2007, we entered into an agreement with ASPA-Japan Co., Ltd. (“ASPA”) a leading video application service provider, whereby ASPA will serve as the exclusive sales agent in certain Middle Eastern countries for all of our products and services and they will be paid commissions on all sales made by them in the region. In exchange for this exclusivity, which has an initial term of five years, ASPA agreed to pay us a fee of $1.0 million, of which $100,000 has been received and the balance was due on or before September 30, 2007. As of December 7, 2007, the balance was not paid and although no formal contract amendment or extension has been agreed to, we continue discussions with ASPA in hopes of resolving this matter. If we formally discontinue these discussions without the establishment of a satisfactory contractual relationship, we intend to retain the funds already paid. A 25% commission is payable by us to the former Auction Video shareholders upon the funds received.

In December 2007, we entered into a equipment financing line of credit arrangement with several individuals under which we can borrow up to an aggregate of $1.5 million for equipment purchases, including purchases made and paid for by us during the twelve (12) months prior to the date of the agreement. We have agreed to grant the lenders a security interest in the equipment purchased with the proceeds of the line. The outstanding balance bears interest at 12% per annum, payable monthly in cash or restricted stock, at our option. An origination fee of $150,000 is payable within ten (10) days of the initial funding under the arrangement, in a single issuance of restricted stock or in ten equal monthly cash installments, at our option. Principal may be repaid at any time, but no later than three (3) years after the date of the agreement and may be paid in cash or restricted stock, at our option. All payments in restricted stock are priced at seventy-five percent (75%) of the average ONSM closing price for the twenty (20) trading days prior to the date the applicable payment is due. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. As of December 7, 2007, we had not received any funding under this arrangement.

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

We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease. Although we believe there is a market for the DMSP, which had 135 monthly recurring subscribers as of December 2007, there have only been limited DMSP revenues recognized to date and we do not know when, if ever, that we will generate significant revenues from this product. As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used in operating activities was approximately $2.3 million for the year ended September 30, 2007, as compared to approximately $1.5 million for the prior fiscal year. The $2.3 million reflects our net loss of approximately $14.8 million, reduced by approximately $12.8 million of non-cash expenses included in that loss and increased by approximately $363,000 arising from a net increase in non-cash working capital items during the period. The increase in non-cash working capital items for the year ended September 30, 2007 is primarily due to an approximately $169,000 increase in accounts receivable and an approximately $134,000 decrease in accounts payable and accrued liabilities, both excluding the effects of the Infinite and Auction Video acquisitions. This compares to a net decrease in non-cash working capital items of approximately $750,000 for the prior fiscal year. The primary non-cash expenses included in our loss for the year ended September 30, 2007 were approximately $7.3 million of amortization of discount on debentures and notes payable, including amounts arising from early debt repayment, approximately $3.1 million of depreciation and amortization and approximately $2.3 million of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $16.1 million for the year ended September 30, 2007 as compared to approximately $1.1 million for the prior fiscal year. Current and prior period investing activities included acquisition of property and equipment, although the current year investing activities also included approximately $14.7 million of aggregate cash payments made in connection with the Infinite and Auction Video acquisitions.

Cash provided by financing activities was approximately $18.7 million for the year ended September 30, 2007 as compared to approximately $2.9 million for the prior fiscal year. Current period financing activities primarily related to approximately $17.1 million net proceeds from the sale of common shares, including shares issued in a private financing arranged to partially fund the Infinite Merger and shares issued upon exercise of previously issued common stock warrants and options, as well as approximately $1.6 million from loans and notes payable, net of repayments, while the prior year financing activities were primarily related to approximately $1.8 million received from the sale of 8% Subordinated Convertible Debentures as well as approximately $1.1 million from loans and notes payable, net of repayments.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $26.8 million at September 30, 2007, representing approximately 73% of our total assets and 80% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2007 includes approximately $2.5 million (net of depreciation) related to the DMSP.

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

Our financial statements are contained in pages F-1 through F-53, which appear at the end of this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name	Age	Position
Randy S. Selman	51	Chairman of the Board, President and Chief Executive Officer
Clifford Friedland	56	Vice Chairman of the Board, Senior Vice President Business Development
Alan M. Saperstein	48	Director, Chief Operating Officer and Treasurer
David Glassman	56	Senior Vice President and Chief Marketing Officer
Robert E. Tomlinson	50	Senior Vice President and Chief Financial Officer
Robert J. Wussler (1)(2)(3)(4)	71	Director
Charles C. Johnston (1)(2)(3)	72	Director
Carl L. Silva (1)(2)(3)(4)	44	Director
Leon Nowalsky (2)(3)	46	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.

(4)	Member of the Finance Committee.

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

Clifford Friedland. Mr. Friedland has been a member of our Board of Directors since December 2004. From June 2001 until the closing of the Onstream Merger in December 2004 he had served as Chairman, CEO and co-founder of privately held Onstream Media Corporation. Mr. Friedland was Vice President of Business Development and co-founder of TelePlace, Inc., a developer and owner of internet data centers and central offices from December 1999 to May 2001. Mr. Friedland was co-founder, Chairman and co-CEO of Long Distance International, Inc., one of the first competitive European telephone operators from May 1993 to December 1999. Mr. Friedland was President of Clifford Friedland Inc., a technology consulting firm, from January 1991 to April 1993. Mr. Friedland was a Director and co-founder of Action Pay-Per-View, a pay per view cable channel from January 1988 to December 1990. Mr. Friedland was President and co-founder of Long Distance America, one of the first competitive long distance operators after the breakup of AT&T from June 1984 to December 1987. Mr. Friedland was Vice President and co-founder of United States Satellite Systems, Inc., an FCC licensed builder and operator of geosynchronous communications satellites from April 1981 until December 1983. Mr. Friedland was Director and co-founder of United Satellite Communications, Inc., the world’s first direct-to-home satellite network from April 1981 until May 1984. Mr. Friedland received a B.B.A. cum laude, from City University of New York.

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

Robert J. Wussler. Mr. Wussler has been a member of our Board of Directors since July 1999 and serves on our Audit, Compensation, Governance and Nominating and Finance Committees. Mr. Wussler is currently the Chairman of the Wussler Group, a global entity in the telecommunication business. Mr. Wussler has been the President of Ted Turner Pictures LLC and Chairman of the Board of Directors of Team Sports Entertainment, Inc., a publicly-traded company (OTC Bulletin Board:TSPT) that is in the closed-wheel auto racing business. Prior to that, he served as Chairman, Chief Executive Officer and President of U.S. Digital Communications, Inc., a global satellite communications firm. From June 1995 to May 1998, Mr. Wussler was President and Chief Executive Officer of Affiliate Enterprises, Inc., a company formed by ABC Television affiliates to pursue new business opportunities. From 1989 to 1992, he was President and Chief Executive Officer of COMSAT Video Enterprises. From 1980 to 1990, he was Senior Vice President and Chief Operating Officer of Turner Broadcasting System. Mr. Wussler spent 21 years at CBS in various capacities, starting in the mailroom, and served as President of CBS Television and Sports from 1975 to 1978.

Charles C. Johnston. Mr. Johnston has been a member of our Board of Directors since April 2003 and serves on our Audit (as Chairman), Compensation and Governance and Nominating Committees. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company, since July 1993. Mr. Johnston has also served as Chairman of Inshore Technologies, a private company, since 1994 and J&C Resources, a private company, since 1987. Mr. Johnston is a member of the board of directors of AuthentiDate Holding Company (Nasdaq National Market: ADAT), Internet Commerce Corporation (Nasdaq National Market: ICCA) and McData Corporation (Nasdaq National Market: MCDT). Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute and earned his B.S. degree from WPI in 1957.

Carl Silva. Mr. Silva, who has been a member of our Board of Directors since July 2006, serves on our Audit, Compensation (as Chairman), Governance and Nominating and Finance Committees. Mr. Silva has over 20 years of experience in the telecommunications and high tech industry, and he has held a variety of positions in business development, sales, marketing, software engineering, and systems engineering during this time. In May 2003, Mr. Silva started Anza Borrego Partners (ABP) as a management consulting firm designed to support entrepreneurs in the growth of their businesses. Mr. Silva is currently president and CEO or Cognigen Business Systems, Inc., a joint venture of ABP and Cognigen Networks, Inc. (NASDAQ: CNGW). Mr. Silva was Senior Vice-President for SAIC’s Converged Network Professional services organization from July 1998 to May 2003. From September 1994 to June 1998, he was with Telcordia Technologies (formerly Bell Communications Research, or Bellcore), where he implemented the first VoIP softswitch in the cable industry.

Leon Nowalsky. Mr. Nowalsky was appointed a member of our Board of Directors in December 2007 and serves on our Compensation and Governance and Nominating (as Chairman) Committees. Mr. Nowalsky, a partner in the New Orleans-based law firm of Nowalsky, Bronston & Gothard APLLC (NBG), possesses over 20 years experience in the field of telecommunications law and regulation. Mr. Nowalsky presently is a founder and board member of Thermo Credit, LLC, a specialty finance company for the telecommunications industry and J.C. Dupont, Inc., a Louisiana based oil and gas concern. Mr. Nowalsky has been general counsel for Telemarketing Communications of America, Inc., (“TMC”), as well as lead counsel in TMC’s mergers and acquisitions program, and following TMC’s acquisition by a wholly owned subsidiary of Advanced Telecommunications Corporation, Mr. Nowalsky served as ATC’s chief regulatory counsel as well as interim general counsel. In 1990, Mr. Nowalsky left ATC to set up a private law practice specializing in telecommunications regulatory matters, mergers and acquisitions and corporate law, which later expanded to become NBG. Mr. Nowalsky has previously served as a director of the following companies: Network Long Distance, Inc., a long distance company which was acquired by IXC Communications; RFC Capital Corp., a specialty finance company dedicated exclusively to the telecommunications industry which was purchased in 1999 by TFC Financial Corp., a division of Textron (NYSE:TXT); and New South Communications, a facilities-based competitive local exchange carrier which merged to form NUVOX; W2Com, LLC, a video conferencing and distance learning provider which was acquired by Arel Communications & Software, Ltd. (NASDAQ: ARLC).

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

Rule 4350(c) of the NASDAQ Marketplace Rules to which we are subject requires that a majority of the members of our board of directors are independent as defined in Rule 4200 of the NSADAQ Marketplace Rules. Our independent directors are Messrs. Wussler, Johnston, Silva and Nowalsky.

Expansion of our Board of Directors

  Under the terms of the purchase and sale agreement for our Series A-10 Convertible Preferred Stock the purchasers have the right to designate one individual to join our Board of Directors. As of the date hereof, no individual has been designated.

Director Compensation Table

The following table presents director compensation for the year ended September 30, 2007:

Name	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total compensation ($)

Robert J. Wussler	$15,000		-0-	-0-	-0-	-0-	-0-	$15,000
Charles C. Johnston	$15,000		-0-	-0-	-0-	-0-	-0-	$15,000
Carl L. Silva	$15,000		-0-	-0-	-0-	-0-	-0-	$15,000
Benjamin Swirsky	$15,000	(2)	-0-	-0-	-0-	-0-	-0-	$15,000
Leon Nowalsky	-0-	(2)	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Directors who are not our employees received $3,750 per quarter as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings.

(2)
On December 6, 2007 Mr. Benjamin Swirsky resigned from his post on the Board of Directors, for health-related reasons. On the same day, the remaining members of the Board appointed Mr. Leon Nowalsky as Mr. Swirsky’s replacement.

(3)
From time to time we issue the members of our Board of Directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2007 members of our Board of Directors (excluding those who are Named Executive Officers) held outstanding options and warrants to purchase an aggregate of 829,620 shares of our common stock at prices ranging from $0.71 to $3.376 per share. No options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2007.

In December 2004, and in connection with the Onstream Merger, Messrs. Wussler, Johnston and Swirsky each received immediately exercisable five-year options to purchase 100,000 shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance). These options were issued outside of our 1996 Stock Option Plan and are still outstanding. In July 2005 Messrs. Wussler, Johnston and Swirsky each received immediately exercisable five-year Plan options to purchase 100,000 shares of our common stock with an exercise price of $1.12 per share (fair market value on the date of issuance), which are still outstanding. In July 2006 we issued immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $0.88 per share (fair market value on the date of issuance) granted to Mr. Carl L. Silva upon his initial appointment to our board of directors, which are still outstanding. In September 2006 Messrs. Wussler, Johnston and Swirsky each received immediately exercisable five-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $0.71 per share (above fair market value on the date of issuance), which are still outstanding.

Messrs. Wussler and Silva also each hold warrants to purchase 14,810 ONSM common shares at $3.376 per share, issued at the time of the Onstream Merger in exchange for warrants issued to them by Acquired Onstream.

In December 2007, pursuant to approval by our Compensation Committee and our Board of Directors, we issued 25,000 restricted Plan shares of our common stock to Mr. Charles Johnston as compensation for services to be rendered by him for the fiscal year ended September 30, 2008, in connection with his recent appointment as Chairman of our Audit Committee. These shares will be valued at $1.73 per share, the fair market value at the date of the approval.

In December 2007 we issued immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $1.00 per share (above fair market value on the date of issuance) granted to Mr. Leon Nowalsky upon his initial appointment to our board of directors.

Audit Committee

The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a charter for the Audit Committee. Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Audit Charter at least once every three years, we have included a copy of the Audit Charter as Appendix B to our proxy statement for our 2007 Annual Meeting filed with the SEC on July 31, 2007.

The Audit Committee is presently composed of Messrs. Johnston (chairman), Wussler and Silva. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market and they are “audit committee financial experts” within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met (in-person and/or by telephone conference) six times in fiscal 2007.

Compensation Committee

The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the board of directors. In addition, the Compensation Committee administers our 1996 Stock Option Plan and our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions of which they are granted, amends compensation plans within the scope of the Compensation Committee's authority and recommends plans and plan amendments to the board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Compensation Committee is presently composed of Messrs. Silva (chairman), Wussler, Johnston and Nowalsky. The Compensation Committee met (in-person and/or by telephone conference) three times in fiscal 2007.

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

Messrs. Wussler and Silva are the members of the Finance Committee. The Finance Committee met in fiscal 2007 in conjunction with meetings of the full Board of Directors.

Governance and Nominating Committee

While we have not adopted a formal charter for the Governance and Nominating Committee, in June 2003 our Board of Directors adopted Corporate Governance and Nominating Committee Principles. A copy of our Corporate Governance and Nominating Committee Principles was included as Exhibit C to the proxy statement for our 2005 Annual Meeting filed with the SEC on August 1, 2005.

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

The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman), Johnston, Wussler and Silva, who are each "independent" as independence for nominating committee members is defined within the NASDAQ Marketplace Rules. The Governance and Nominating Committee met in fiscal 2007 in conjunction with meetings of the full Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2007, other than indicated below.

Robert Tomlinson, our CFO, filed a Form 4 on July 23, 2007, related to 100,000 stock options granted him on July 6, 2005. In accordance with Section 16 of the Securities Exchange Act of 1934, this filing due date was within 10 days of the applicable event, or July 16, 2005. In addition, Mr. Tomlinson filed a Form 4 on July 23, 2007, related to 100,000 stock options granted him on September 29, 2006.

Randy Selman, our CEO and Chairman of the Board, Alan Saperstein, our COO and one of our directors and Clifford Friedland, our Senior VP-Business Development and one of our directors, have not filed a Form 4 on a timely basis related to 100,000 options granted each of them on September 29, 2006. Mr. Selman, Mr. Saperstein and Mr. Friedland have represented to us that they will file these forms as soon as practicable.

Charles Johnston, Benjamin Swirsky, and Robert Wussler, each being one of our directors at the time of the option grant, have not filed a Form 3 or Form 4 on a timely basis related to 50,000 options granted each of them on September 29, 2006. Mr. Johnston, Mr. Swirsky and Mr. Wussler have represented to us that they will file these forms as soon as practicable.

David Glassman, our Senior VP-Marketing, has not filed a Form 4 on a timely basis related to 100,000 options granted to him on September 29, 2006. Mr. Glassman has represented to us that he will file this form as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”):

Name, Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (11)	Option Awards ($) (11)		Securities Underlying Options (#) (11)		All other compensation ($) (13)		Total compensation ($) (11)

Randy S. Selman -	2007	$224,272	-0-	-0-	-0-	(12)	620,000	(12)	$48,679	(1)	$272,951
President, Chief	2006	$191,541	-0-	-0-	-0-		100,000		$48,242	(2)	$239,783
Executive Officer
and Director

Alan Saperstein -	2007	$206,689	-0-	-0-	-0-	(13)	620,000	(12)	$54,901	(3)	$261,590
Chief Operating	2006	$177,552	-0-	-0-	-0-		100,000		$54,230	(4)	$231,782
Officer, Treasurer
and Director

Cliff Friedland -	2007	$192,940	-0-	-0-	-0-	(13)	620,000	(12)	$58,263	(5)	$251,203
Senior VP - Busi-	2006	$175,400	-0-	-0-	-0-		100,000		$57,278	(6)	$232,678
ness Development
and Director

David Glassman -	2007	$192,940	-0-	-0-	-0-	(13)	620,000	(12)	$51,629	(7)	$244,569
Senior VP -	2006	$175,400	-0-	-0-	-0-		100,000		$45,749	(8)	$221,149
Marketing

Robert Tomlinson-	2007	$191,134	-0-	-0-	-0-	(13)	620,000	(12)	$51,950	(9)	$243,084
Chief Financial	2006	$161,411	-0-	-0-	-0-		100,000		$48,977	(10)	$210,388
Officer

(1)	Includes $13,679 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.

(2)	Includes $13,242 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.

(3)	Includes $19,901 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.

(4)	Includes $19,230 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.

(5)
Includes $19,897 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $21,366 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Friedland during fiscal 2007 related to compensation accrued prior to the Onstream Merger.

(6)
Includes $19,222 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $21,056 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Friedland during fiscal 2006 related to compensation accrued prior to the Onstream Merger.

(7)
Includes $13,263 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $21,366 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Glassman during fiscal 2007 related to compensation accrued prior to the Onstream Merger.

(8)	Includes $7,693 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $21,056 deferred compensation and 401(k) match.

(9)	Includes $19,871 for medical and other insurance; $10,875 automobile allowance and $21,204 deferred compensation and 401(k) match.

(10)	Includes $19,164 for medical and other insurance; $9,000 automobile allowance and $20,813 deferred compensation and 401(k) match.

(11)
The above table does not include the compensation value of any shares or options issued to the Named Executive Officers for the year ended September 30, 2006, nor are such amounts contemplated in the total compensation reported for that period, as this period was before the effective date of the required disclosure of such information by the SEC. However, the number of securities underlying option awards during that period are included in the above table, as previously reported.

(12)
During the year ended September 30, 2007, each of the Named Executive Officers was issued options to purchase 620,000 common shares at $1.73 per share, which was the fair value at date of grant. 220,000 of those options vest based on performance over the two year period from October 1, 2007 through September 30, 2009 and since that service period starts after September 30, 2007, there was no related compensation expense for the year then ended. The remaining 400,000 of those options vest based on service over a four year period that starts on September 27, 2007. The four days from the vesting period start date through September 30, 2007 represent approximately one quarter of one percent of an approximately 1,460 day total service period, which is considered immaterial for inclusion of compensation expense for the year ended September 30, 2007. The entire compensation expense for these options will be recognized over the two years starting October 1, 2007, using the Black-Scholes model.

(13)
The Named Executive Officers did not receive non-equity incentive plan compensation or compensation from changes in pension value and nonqualified deferred compensation earnings during the periods covered by the above table.

Employment Agreements

On September 27, 2007, our Compensation Committee and our Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO and Treasurer), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. Other than the extended term of the new agreements, the following salary, raise and benefit payments are substantially the same as the Executives would have received under the employment agreements previously in place that would have expired December 27, 2008. The new agreements provide annual base salaries of $253,000 for Mr. Selman, $230,000 for Mr. Saperstein, $207,230 for Mr. Tomlinson and $197,230 for Messrs. Friedland and Glassman, and allow for 10% annual increases through December 27, 2008 and 5% per year thereafter. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month, and an annual $5,000 allowance for the reimbursement of dues or charitable donations. We also pay insurance premiums for the Executives, including medical, life and disability coverage.

As part of the above employment agreements, and in accordance with the terms of the “2007 Equity Incentive Plan” approved by our shareholders in their September 18, 2007 annual meeting, we granted each of the Executives options (“Plan Options”) to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. The options vest in installments of 100,000 per year, starting on September 27, 2008, and they automatically vest upon the happening of the following events on a date more than six (6) months after the date of the agreement: (i) change of control (ii) constructive termination, and (iii) termination other than for cause, each as defined in the employment agreements. Unvested options automatically terminate upon (i) termination for cause or (ii) voluntary termination. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the options.

The Executives will be eligible for a performance bonus, based on meeting revenue and cash flow objectives. In connection with this bonus program, we granted each of the Executives Plan Options to purchase an aggregate of 220,000 shares of our common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. Up to one-half of these shares will be eligible for vesting on a quarterly basis and the rest annually, with the total grant allocated over a two-year period starting October 1, 2007. Vesting of the quarterly portion is subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per the Company’s statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. Vesting of the annual portion is subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 30% for the fiscal year over the prior year. In the event of quarter to quarter decreases in revenues and or cash flow, the options shall not vest for that quarter but the unvested quarterly options shall be added to the available options for the year, vested subject to achievement of the applicable annual goal. In the event options do not vest based on the quarterly or annual goals, they shall immediately expire. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the vested options. We have agreed that this bonus program will continue after the initial two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place.

Under the terms of the agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three times the Executive’s base salary plus full benefits for a period of the lesser of (i) three years from the date of termination or (ii) the date of termination until a date one year after the end of the initial employment contract term. We may defer the payment of all or part of this obligation for up to six months, to the extent required by Internal Revenue Code Section 409A. In addition, if the five day average closing price of the common stock is greater than or equal to $2.50 per share on the date of any termination or change in control, all options previously granted the Executive(s) will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all taxes for the Executive(s). If the five-day average closing price of the common stock is less than $2.50 per share on the date of any termination or change in control, the options will remain exercisable under the original term.

As part of the above employment agreements, and in consideration for the provision in the new employment agreements that change of control benefits would not be paid related to any merger and any related financing occurring within six months of entering into the new agreements, we agreed to grant each of the Executives fully vested four-year options for shares equivalent to one percent (1%) of the total number of shares issued in connection with any such merger and/or any related financing. If we enter into a definitive merger agreement during that six month period, the number of options will be determined and granted at the time of signing that definitive merger agreement and will have an exercise price equal to the fair value at the date of grant. We agreed to register these and all other shares or options held by the Executives with or simultaneously to any shares registered in connection with such a merger and/or any related financing.

Under the terms of the agreements, we may terminate an Executive’s employment upon his death or disability or with or without cause. To the extent that an Executive is terminated for cause, no severance benefits are due him. If an employment agreement is terminated as a result of the Executive’s death, his estate will receive one year base salary plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his death. If an employment agreement is terminated as a result of the Executive’s disability, as defined in the agreement, he is entitled to compensation in accordance with our disability compensation for senior executives to include compensation for at least 180 days, plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his disability. These employment agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

As part of the above employment agreements, we agreed that in the event the Company is sold for a Company Sale Price in excess of the Current Capitalization during the term of the agreements, both terms as defined below, and the Company Sale Price represents at least $2.50 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives and certain other employees, will receive, as a group, cash compensation of twelve and one-half percent (12.5%) of the excess of the Company Sale Price over the Current Capitalization, payable in immediately available funds at the time of closing such transaction. The Current Capitalization is defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of this new agreement but the market price per share used for this purpose to be no less than $2.00. The Company Sale Price is defined as the number of common shares outstanding at the time the Company is sold multiplied by the price per share paid in such Company Sale transaction. The 12.5% was allocated in the new employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and one and one-half percent (1.5%) to Mr. Tomlinson. The remaining one percent (1.0%) will be allocated by the Board and our management at a later date, which will be primarily to compensate our other executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives.

The above description is qualified in its entirety by the terms and conditions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding stock options held as of September 30, 2007 by the Named Executive Officers. There were no outstanding stock awards held by them as of that date:

	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)				EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED		OPTION EXERCISE	OPTION EXPIRATION
NAME	EXERCISABLE		UNEXERCISABLE		OPTIONS (#)		PRICE ($)	DATE
Randy Selman (3)	100,000						$0.71	9/29/2011
	450,000						$1.12	7/6/2010
	450,000						$1.57	12/27/09
	400,000						$2.50	9/30/09
	13,333	(1)					$22.50	8/1/2008
			400,000	(2)			$1.73	9/28/2012- 9/28/2015
					220,000	(2)	$1.73	12/31/2011-9/28/2013
Alan Saperstein (3)	100,000						$0.71	9/29/2011
	450,000						$1.12	7/6/2010
	450,000						$1.57	12/27/09
	400,000						$2.50	9/30/09
	13,333	(1)					$22.50	8/1/2008
			400,000	(2)			$1.73	9/28/2012- 9/28/2015
					220,000	(2)	$1.73	12/31/2011-9/28/2013
Cliff Friedland (3)	100,000						$0.71	9/29/2011
	88,860						$3.376	7/1/2012
			400,000	(2)			$1.73	9/28/2012- 9/28/2015
					220,000	(2)	$1.73	12/31/2011-9/28/2013
David Glassman (3)	100,000						$0.71	9/29/2011
	88,860						$3.376	7/1/2012
			400,000	(2)			$1.73	9/28/2012- 9/28/2015
					220,000	(2)	$1.73	12/31/2011-9/28/2013
Robert Tomlinson (3)	100,000						$0.71	9/29/2011
	100,000						$1.12	7/6/2010
	150,000						$1.21	7/6/2009
			400,000	(2)			$1.73	9/28/2012- 9/28/2015
					220,000	(2)	$1.73	12/31/2011-9/28/2013

(1)	The 13,333 options are subject to cancellation and repricing as described below.

(2)
Vesting of the options to purchase 400,000 shares and 220,000 shares is based on years of service and achieving certain financial objectives, respectively. These vesting conditions are discussed in detail under “Employment Agreements” above.

(3)
The executive’s employment agreement provides that under certain circumstances, all options previously granted the executive will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all taxes for the executive. These conditions are discussed in detail under “Employment Agreements” above.

1996 Stock Option Plan and 2007 Equity Incentive Plan

On February 9, 1997, the board of directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan"). Pursuant to an amendment to the Plan ratified by shareholders on September 13, 2005, we have reserved an aggregate of 4,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") and 2,000,000 shares for restricted stock grants (“Stock Grants”) made under the Plan. At September 30, 2007, there were unexercised options to purchase 4,371,332 shares of our common stock outstanding under the Plan. Such options were issued to our directors, employees and consultants at exercise prices ranging from $0.71 to $22.50 per share.

On September 18, 2007, the Company’s Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “New Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the New Plan were in addition to those already issued under the Plan, although we may no longer issue additional options or stock grants under the Plan.

On December 15, 2004 a majority of our shareholders voted to approve the cancellation (subject to the option holder’s approval) of stock option grants to directors, executive officers, senior management and employees covering 292,992 shares (227,776 of which were issued under the 1996 Stock Option plan) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 201,110 of the Plan options subject to this cancellation and re-issue had expired as of December 7, 2007.

The stated purpose of the Plan and the New Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan and the New Plan is administered by the Compensation Committee of our Board of Directors (“the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. All other questions relating to the administration of the Plan and the New Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board of Directors or the Committee.

Plan Options granted under the Plan or the New Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allowed for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and to receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each Plan Option and the manner in which it may be exercised is determined by the Board of Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan or the New Plan will not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of Non-Qualified Options is determined by the Committee.

The per share purchase price of shares subject to Plan Options granted under the Plan or the New Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan. Officers, directors and employees of and consultants to us and our subsidiaries are eligible to receive Non-Qualified Options under the Plan or the New Plan. Only such individuals who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

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

The Board of Directors may amend, suspend or terminate the Plan or the New Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or the New Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization) without the consent of our shareholders, (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan or the New Plan.

Unless the Plan or New Plan has been earlier suspended or terminated by the Board of Directors, the Plan or the New Plan shall terminate 10 years from the date of the Plan's or the New Plan’s adoption. Any such termination of the Plan or the New Plan shall not affect the validity of any Plan Options previously granted thereunder.

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plan or the new Plan are therefore not ascertainable. On December 7, 2007, the closing price of our common stock as reported on the NASDAQ Capital Market was $0.94 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information regarding beneficial ownership of our common stock as of December 7, 2007 held by:

*	persons who own beneficially more than 5% of our outstanding common stock,

*	our directors,

*	named executive officers, and

*	all of our directors and officers as a group.

Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 Southwest 29 Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 7, 2007 upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders as of December 7, 2007. At that date, approximately 58% of the Company's outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations. Shares held by Cede & Co. are not reflected in the following table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	1,437,035	3.3%
Alan M. Saperstein (2)	1,438,903	3.3%
Robert Wussler (3)	265,426	0.6%
Charles C. Johnston (4)	744,828	1.8%
Cliff Friedland (5)	946,026	2.2%
David Glassman (6)	945,859	2.2%
Carl L. Silva (7)	64,810	0.2%
Leon Nowalsky (8)	50,000	0.1%
Robert E. Tomlinson (9)	363,750	0.9%
All directors and officers as a group (nine persons) (10)	6,256,637	13.5%
Fred DeLuca (11)	4,043,849	9.5%

(1) Includes 9,952 shares of our common stock presently outstanding, options to acquire 100,000 ONSM common shares at $0.71 per share, options to acquire 450,000 ONSM common shares at $1.12 per share, options to acquire 450,000 ONSM common shares at $1.57 per share, options to acquire 400,000 ONSM common shares at $2.50 per share and options to acquire 13,333 ONSM common shares at $22.50 per share. Also includes unvested options to acquire 13,750 ONSM common shares at $1.73 per share, which could potentially vest within 60 days after December 7, 2007, subject to the achievement of certain performance objectives. Options to acquire another 606,250 ONSM common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Item 10 - Executive Compensation.

(2) Includes 11,820 shares of our common stock presently outstanding, options to acquire 100,000 ONSM common shares at $0.71 per share, options to acquire 450,000 ONSM common shares at $1.12 per share, options to acquire 450,000 ONSM common shares at $1.57 per share, options to acquire 400,000 ONSM common shares at $2.50 per share and options to acquire 13,333 ONSM common shares at $22.50 per share. Also includes unvested options to acquire 13,750 ONSM common shares at $1.73 per share, which could potentially vest within 60 days after December 7, 2007, subject to the achievement of certain performance objectives. Options to acquire another 606,250 ONSM common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Item 10 - Executive Compensation.

(3) Includes 616 shares of our common stock presently outstanding, options to acquire 50,000 ONSM common shares at $0.71 per share, options to acquire 100,000 ONSM common shares at $1.12 per share, options to acquire 100,000 ONSM common shares at $1.57 per share and warrants to purchase 14,810 ONSM common shares at $3.376 per share.

(4) Includes 25,000 restricted shares of our common stock presently outstanding, 460,214 shares of our common stock held by J&C Resources, LLC, 9,614 shares of our common stock held by Asset Factoring, Ltd., options to acquire 50,000 ONSM common shares at $0.71 per share, options to acquire 100,000 ONSM common shares at $1.12 per share and options to acquire 100,000 ONSM common shares at $1.57 per share. Mr. Johnston is the control person of J&C Resources, LLC and Asset Factoring, Ltd. and exercises sole voting and dispositive powers over these shares. Mr. Johnston's holdings exclude our securities owned by CCJ Trust. CCJ Trust is a trust for Mr. Johnston's adult children and he disclaims any beneficial ownership interest in CCJ Trust.

(5) Includes 447,216 shares of our common stock presently outstanding, 148,100 shares of our common stock held by Titan Trust, 148,100 shares of our common stock held by Dorado Trust, options to acquire 100,000 ONSM common shares at $0.71 per share and options to acquire 88,860 ONSM common shares at $3.376 per share. Also includes unvested options to acquire 13,750 ONSM common shares at $1.73 per share, which could potentially vest within 60 days after December 7, 2007, subject to the achievement of certain performance objectives. Options to acquire another 606,250 ONSM common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Item 10 - Executive Compensation. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

(6) Includes 447,049 shares of our common stock presently outstanding, 148,100 shares of our common stock held by JMI Trust, 148,100 shares of our common stock held by Europa Trust, options to acquire 100,000 ONSM common shares at $0.71 per share and options to acquire 88,860 ONSM common shares at $3.376 per share. Also includes unvested options to acquire 13,750 ONSM common shares at $1.73 per share, which could potentially vest within 60 days after December 7, 2007, subject to the achievement of certain performance objectives. Options to acquire another 606,250 ONSM common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Item 10 - Executive Compensation. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

(7) Includes options to acquire 50,000 ONSM common shares at $0.88 per share and warrants to purchase 14,810 ONSM common shares at $3.376 per share.

(8) Includes options to acquire 50,000 ONSM common shares at $1.00 per share.

(9) Includes options to acquire 100,000 ONSM common shares at $0.71 per share, options to acquire 100,000 ONSM common shares at $1.12 per share and options to acquire 150,000 ONSM common shares at $1.21 per share. Also includes unvested options to acquire 13,750 ONSM common shares at $1.73 per share, which could potentially vest within 60 days after December 7, 2007, subject to the achievement of certain performance objectives. Options to acquire another 606,250 ONSM common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Item 10 - Executive Compensation.

(10) See footnotes (1) through (9) above.

(11) Includes 3,839,304 shares of our common stock presently outstanding, warrants to acquire 21,212 ONSM common shares at $1.65 per share, warrants to acquire 83,333 ONSM common shares at $1.50 per share and options to acquire 100,000 ONSM common shares at $2.46 per share.

The above table of beneficial ownership excludes Lewis Asset Management, LAM Opportunity Fund, Ltd and Lewis Opportunity Fund, LP, as our records indicate that their beneficial ownership is less than 5% based on the criteria outlined above. However, we have noted that on May 29, 2007, Lewis Asset Management filed a Form SC 13G/A (Statement of Acquisition of Beneficial Ownership by Individuals) with the Securities and Exchange Commission, indicating that Lewis Asset Management believed their beneficial ownership interest exceeded 5% as of that date. We have not undertaken to request any subsequent update of this information from Lewis Asset Management.

The above table of beneficial ownership excludes Frederick W. and Joan A. Moran, Communications Investment Partners, L.P. and Communications Investment Partners, L.P. - Side Pocket, as our records indicate that the beneficial ownership of these entities is less than 5% based on the criteria outlined above. However, we have noted that on October 19, 2007, Communications Investment Partners, L.P., on behalf of itself and these other entities, filed a Form 13-D (General Statement of Acquisition of Beneficial Ownership) with the Securities and Exchange Commission, indicating that it believed the combined beneficial ownership interest of those entities exceeded 5% as of that date. We have not undertaken to request any subsequent update of this information from Communications Investment Partners, L.P. or the Morans.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Common Equity And Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

On May 7, 2003 we entered into an agreement with Mr. Fred Deluca, which restructured a previous loan, including a significant increase in the loaned amount outstanding. The new loan was evidenced by a three year promissory note in the principal amount of $3.0 million, interest payable only on a quarterly basis beginning in July 2003 at the rate of 5.25% per annum. The new loan was collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries.

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

In December 2004, we repaid $2.0 million of the May 2003 loan and the remaining $1.0 million was invested in 100,000 shares of Class A-10 Convertible Preferred Stock on the same terms as offered to new investors. Also, Mr. Deluca purchased $400,000 of 8% senior secured convertible notes on the same terms as the other investors. In addition, Mr. Deluca exchanged all 232,750 shares of Class A-8 for 139,650 shares of Class A-10, but did not receive accompanying warrants. Finally, Mr. DeLuca agreed to accept common shares, valued as of the date of issuance, for approximately $149,000 of unpaid interest on the three year promissory note. Mr. DeLuca converted the 239,650 Class A-10 shares, plus subsequent dividends paid in kind, to 2,886,990 common shares during March, June and July 2007.

In February 2004, we received a $300,000 loan from J&C Resources, LLC. One of the members of our Board of Directors is the President, Chairman and CEO of J&C Resources, LLC. The term of the loan was one year, and all interest was prepaid through the issuance of 21,000 shares of common stock. In addition, we issued 9,000 shares of common stock as an origination fee and 10,000 shares of common stock for legal and other fees (including 7,500 shares issued to Asset Factoring International, Inc., a related entity). The proceeds from this loan were used for working capital pending the closing of new financing in December 2004, at which time this loan was repaid. J&C Resources also received $24,500 from us as finder’s fee compensation in the December 2004 financing transactions.

In December 2004, we paid $100,000 to each of Messrs. Clifford Friedland and David Glassman, as a partial payment of accrued and unpaid salaries due to them from privately held Onstream Media prior to the closing of the Onstream Merger. In February 2005 we paid an additional $50,000 to each of Messrs. Friedland and Glassman as a second partial payment of these accrued salaries. In September 2006 we paid an additional $15,000 to Mr. Friedland only, as a third partial payment of these accrued salaries. In January 2007 we paid an additional $50,000 to each of Messrs. Friedland and Glassman as a fourth partial payment of these accrued salaries.

In January 2005, we entered into an addendum to an August 2002 consulting agreement with Mr. Neil Berman, a major shareholder, calling for the issuance of 5,000 restricted common shares per month for the year ended December 31, 2005. Under that agreement, 32,500 restricted common shares were issued for the year ended December 31, 2004. In January 2006, we entered into a one-year consulting agreement with Mr. Berman calling for the issuance of 120,000 restricted common shares as well as 100,000 four-year common stock options immediately exercisable at $1.00 per share. In January 2007, we entered into a one-year consulting agreement with Mr. Berman calling for the issuance of 120,000 restricted common shares as well as 100,000 four-year common stock options immediately exercisable at $2.46 per share.

In August 2005, we received a $300,000 loan from Asset Factoring International, Inc., whose Investment Manager is a member of our board of directors. The term of the loan was one year, with a 2% loan origination fee and interest of 8% per annum. All interest and fees were due and payable in the event of early repayment. The terms of the loan, which was secured by $600,000 of equipment and software, required repayment within 5 days of us obtaining other financing, including but not limited to equipment financing. Asset Factoring agreed to several extensions for the repayment of this loan after we obtained such other financing in October and November 2005 until we repaid $360,000 in April 2006, which represented principal and the initially negotiated loan origination fee and interest, plus subsequently negotiated extension fees.

In August 2005, we entered into a consulting agreement with Allenstown Investments, Ltd., whose Investment Manager is a member of our board of directors. The agreement was for a term of one year and resulted in the issuance of 30,000 restricted common shares.

In October 2005, we entered into a five-year note with Mr. Neil Berman, a major shareholder in the aggregate principal amount of $750,000, collateralized by hardware and software. Interest, at 10.85% per annum, was payable upon maturity. At our option, and with the consent of required security holders, both interest and principal could be paid with Series A-10 Preferred Stock. We received $300,000 of the note amount as of September 30, 2005 and an additional $150,000 in October 2005, resulting in a notes payable balance of $450,000 as of September 30, 2006. We received the remaining $300,000 in December 2006. Following Board of Director approval of the modified terms on October 25, 2006, the note was formally modified in January 2007 to increase the principal amount to $1,500,000, adjust the remaining term to four years, increase the interest rate to 17.75% (which the lender may request prepayment of in our common shares at $1.00 per share) and modify the note priority to unsecured and subordinated to all other debt. In addition, the new terms allowed us or the lender to convert the loan balance to restricted common stock at $1.00 per share at any time. We received $100,000 of the increased note amount in December 2006, $50,000 in January 2007 and the $600,000 balance in March 2007. During March 2007, Mr. Berman exercised his option to require prepayment of interest and fees in shares and also converted this note to common stock. Accordingly, we issued an aggregate of 2,789,592 unregistered common shares for conversion of the note and the related interest and fees due. We have granted Mr. Berman demand registration rights, effective six months from the date of the modified note, for any unregistered common shares issuable thereunder. Upon such demand, we will have 60 days to file a registration statement and shall use our best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of December 7, 2007 we have not received any demand for registration of the balance.

In June 2006 we received a $300,000 loan from J&C Resources, LLC. The principal balance was due in one year or three days after receipt of funding, including exercise of warrants, in excess of $1.0 million, whichever occurs first. Total interest, origination and legal fess totaling $21,000 cash and 21,000 common shares were due on maturity. Finders fees of $9,000 cash and 9,000 common shares were payable at loan maturity to Asset Factoring Ltd, a related entity. In January and February 2007, all fees due upon maturity were paid in cash and stock, as applicable. Following Board of Director approval of the modified terms on December 20, 2006, the note was formally modified in January 2007 to be convertible into common shares at $1.22 per share and to bear interest at 14.67% per annum, non-compounding, which we could settle in shares at $1.22 per share. During March 2007, we exercised our option to force early conversion of this note to common stock, and as a result were required to pay interest (in shares) for the entire original term of the note. Accordingly, we issued an aggregate of 300,000 unregistered common shares for conversion of the note and the related interest due.

On October 27, 2006 we entered into a four-year convertible note with SBV Capital Corporation in the aggregate principal amount of $1.0 million, which was funded in installments through December 2006. We elected to prepay all interest on a non-compounding, non-refundable basis for the entire remaining term of the loan, with the aggregate issuance of 694,495 unregistered common shares during November and December 2006. The note was converted into 1.0 million unregistered common shares on January 10, 2007.  We have granted SBV Capital demand registration rights, effective six months from the date of the note, for any unregistered common shares issuable thereunder. Upon such demand, we will have 60 days to file a registration statement and shall use our best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of December 7, 2007 we have not received any demand for registration of the balance.

On November 20, 2006, we entered into a three-year consulting contract with the principal and beneficial owner of SBV Capital Corporation, for the provision of international business development and financial advice. The contract, which was cancellable upon thirty days notice after the first year, called for the issuance of 60,000 restricted common shares in advance every six months. The first two tranches under this contract (60,000 shares each) were issued in January and May 2007. This contract was amended in July 2007 for some additional short-term services, resulting in issuance of an additional 15,000 shares plus $22,425 for cash reimbursement of related travel expenses. This contract was amended again in October 2007, which resulted in the issuance of the remaining 240,000 restricted common shares, in exchange for the extension of the remaining term of the contract from two years to three years.

In November 2006, we issued 100,000 unregistered shares of common stock, as well as immediately exercisable four-year options to purchase 50,000 shares at $1.00 per share, to Mr. Neil Berman, a major shareholder, as a finder’s fee in connection with the $1.0 million loan from SBV Capital Corporation.

Director independence

Rule 4350(c) of the NASDAQ Marketplace Rules to which we are subject requires that a majority of the members of our board of directors are independent as defined in Rule 4200 of the NSADAQ Marketplace Rules. Our independent directors are Messrs. Wussler, Johnston, Silva and Nowalsky.

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

2.3	Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (6)

2.4	Agreement and Plan of Reorganization between Visual Data Corporation, Media on Demand, Inc. and Charles Saracino (7)

2.5	Voting Agreement (7)

2.6.1	Infinite Conferencing Merger Agreement dated March 26, 2007 (22)

2.6.2	Infinite Conferencing Merger - Form of Registration Rights Agreement (22)

2.6.3	Infinite Conferencing Merger - Form of Lock-Up Agreement (22)

3.1.1	Articles of Incorporation (1)

3.1.2	Articles of Amendment dated July 26, 1993 (1)

3.1.3	Articles of Amendment dated January 17, 1994 (1)

3.1.4	Articles of Amendment dated October 11, 1994 (1)

3.1.5	Articles of Amendment dated March 25, 1995 (1)

3.1.6	Articles of Amendment dated October 31, 1995 (1)

3.1.7	Articles of Amendment dated May 23, 1996 (1)

3.1.8	Articles of Amendment dated May 5, 1998 (5)

3.1.9	Articles of Amendment dated August 11, 1998 (2)

3.1.10	Articles of Amendment dated June 13, 2000 (4)

3.1.11	Articles of Amendment dated April 11, 2002 (8)

3.1.12	Articles of Amendment dated June 24, 2003, with regard to Series A-9 Convertible Preferred Stock (9)

3.1.13	Articles of Amendment dated June 20, 2003, with regard to reverse stock split (10)

3.1.14	Articles of Amendment dated December 23, 2004, with regard to the designations for Series A-10 Convertible Preferred Stock (16)

3.1.15	Articles of Amendment dated December 30, 2004, with regard to corporate name change (15)

3.1.16	Articles of Amendment dated February 7, 2005 with regard to the designations for Series A-10 Convertible Preferred Stock (17)

3.2	By-laws (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of 8% Senior Secured Convertible Notes (16)

4.3	Form of $1.65 Warrant (16)

4.4	Form of $1.50 Warrant (16)

4.5	Form of $1.00 Warrant (20)

4.6	Form of $1.65 Warrant issuable upon exercise of $1.00 Warrant (20)

4.7	Form of Subordinated Secured Convertible Note (21)

4.8	Form of $1.50 Warrant for Subordinated Secured Convertible Notes (21)

10.1	Form of 1996 Stock Option Plan and Amendment thereto (1)(3)

10.2	Form of 2007 Equity Incentive Plan (24)

10.3	Employment Agreement dated September 27, 2007 between Onstream Media Corporation and Randy S. Selman (25)

10.4	Employment Agreement dated September 27, 2007 between Onstream Media Corporation and Alan Saperstein (25)

10.5	Employment Agreement dated September 27, 2007 between Onstream Media Corporation and Clifford Friedland (25)

10.6	Employment Agreement dated September 27, 2007 between Onstream Media Corporation and David Glassman (25)

10.7	Employment Agreement dated September 27, 2007 between Onstream Media Corporation and Robert Tomlinson (25)

10.8	Form of Subscription Agreement used for sale of $11.0 million common shares - March 2007 (22)

10.9	Form of Securities Purchase Agreement for 8% Senior Secured Convertible Notes (16)

10.10	Form of Additional Investment Right (16)

10.11	Form of Pledge Agreement (16)

10.12	Form of Security Agreement (16)

10.13	Form of Letter Agreement with Additional Investment Right holders (18)

10.14	Deposit Control Agreement dated October 2004 (14)

10.15	Form of Subscription Agreement for Subordinated Secured Convertible Notes (21)

10.16	Form of Subordination Agreement for Subordinated Secured Convertible Notes (21)

10.17	Form of Security Agreement for Subordinated Secured Convertible Notes (21)

14.1	Code of Business Conduct and Ethics (12)

14.2	Corporate Governance and Nominating Committee Principles (20)

14.3	Audit Committee Charter (24)

21.1	Subsidiaries of the registrant

21.2	Financial statements of Acquired Onstream for the years ended December 31, 2003 and 2002 and for the three and six months ended June 30, 2004 and 2003 (19)

21.3.1	Infinite Conferencing, LLC - Audited December 31, 2006 and 2005 Financial Statements (23)

21.3.2	Infinite Conferencing, LLC - Reviewed March 31, 2007 and 2006 Financial Statements (23)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)
Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.

(2)	Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.

(3)	Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998.

(4)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2000.

(6)	Incorporated by reference to the registrant’s current report on Form 8-K filed on June 12, 2001.

(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 5, 2002.

(8)	Incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.

(9)	Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.

(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

(11)	Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.

(12)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2003.

(13)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2004.

(14)	Incorporated by reference to the registrant's current report on Form 8-K filed November 4, 2004.

(15)	Incorporated by reference to the registrant’s current report on Form 8-K filed on January 4, 2005.

(16)	Incorporated by reference to the registrant’s current report on Form 8-K/A filed on January 4, 2005.

(17)	Incorporated by reference to the registrant's current report on Form 8-K filed February 11, 2005.

(18)	Incorporated by reference to the registrant's current report on Form 8-K filed February 17, 2005.

(19)	Incorporated by reference to the registrant's current report on Form 8-K/A filed March 8, 2005.

(20)	Incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Shareholder’s Meeting filed on August 1, 2005.

(21)	Incorporated by reference to the registrant's current report on Form 8-K/A filed April 3, 2006.

(22)	Incorporated by reference to the registrant's current report on Form 8-K filed March 28, 2007.

(23)	Incorporated by reference to the registrant's current report on Form 8-K/A filed July 11, 2007.

(24)	Incorporated by reference to the registrant’s proxy statement for the 2007 Annual Meeting filed with the SEC on July 31, 2007.

(25)	Incorporated by reference to the registrant's current report on Form 8-K/A filed December 21, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed to us by Goldstein Lewin & Co. for professional services rendered during the fiscal year ended September 30, 2007 were $231,000, for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2006, and March 31 and June 30, 2007.

The aggregate audit fees billed to us by Goldstein Lewin & Co. for professional services rendered during the fiscal year ended September 30, 2006 were $220,216, for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2005, and March 31 and June 30, 2006.

Audit Related Fees

The aggregate fees billed to us by Goldstein, Lewin & Co. for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were $46,214 and $42,402 for the fiscal years ended September 30, 2007 and 2006, respectively.

Tax Fees

The aggregate tax fees billed to us by Goldstein Lewin & Co. were $14,582 and $9,198 for the fiscal years ended September 30, 2007 and 2006, respectively. Tax fees include the preparation of federal and state corporate income tax returns as well as tax compliance, tax advice and tax planning.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by Goldstein Lewin & Co. for services rendered for the fiscal years ended September 30, 2007 or 2006.

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

Onstream Media Corporation

By:	/s/ Randy S. Selman
Randy S. Selman, President, Chief
Executive Officer

By:	/s/ Robert E. Tomlinson
Robert E. Tomlinson, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy S. Selman	Director, President,	December 21, 2007
Randy S. Selman	Chief Executive Officer

/s/ Robert E. Tomlinson	Chief Financial Officer and
Robert E. Tomlinson	Principal Accounting Officer	December 21, 2007

/s/ Clifford Friedland	Director and Senior VP	December 21, 2007
Clifford Friedland	Business Development

/s/ Alan Saperstein	Director and Chief	December 21, 2007
Alan Saperstein	Operating Officer

/s/ Robert J. Wussler	Director	December 21, 2007
Robert J. Wussler

/s/ Charles C. Johnston	Director	December 21, 2007
Charles C. Johnston

/s/ Carl Silva	Director	December 21, 2007
Carl Silva

Director
Leon Nowalsky

The above signatures represent a majority of the outside directors and a majority of the total directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Onstream Media Corporation
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Goldstein Lewin & Co.

GOLDSTEIN LEWIN & CO.
Certified Public Accountants

Boca Raton, Florida
December 21, 2007

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$560,230	$222,963
Restricted cash	-	8,485
Accounts receivable, net of allowance for doubtful accounts of $65,254 and $28,550, respectively	2,620,177	1,529,820
Prepaid expenses	565,649	398,203
Inventories	85,459	66,807
Other current assets	137,632	49,271
Total current assets	3,969,147	2,275,549

PROPERTY AND EQUIPMENT, net	5,551,026	4,898,715
INTANGIBLE ASSETS, net	5,108,604	190,025
GOODWILL, net	21,696,948	9,692,845
OTHER NON-CURRENT ASSETS	157,931	109,078

Total assets	$36,483,656	$17,166,212

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,266,134	$2,826,676
Amounts due to shareholders and officer	109,419	209,419
Deferred revenue	215,400	268,237
8% Convertible Debentures - current portion, net of discount	-	726,478
Notes payable - current portion	138,629	892,032
Detachable Warrants and Embedded Conversion Feature associated with 8% Convertible Debentures	-	834,125
Detachable Warrants and Embedded Conversion Feature associated with 8% Subordinated Convertible Debentures	-	281,809
Total current liabilities	2,729,582	6,038,776

8% Convertible Debentures, net of discount and current portion	-	912,657
8% Subordinated Convertible Debentures, net of discount	-	1,294,870
Notes payable, net of discount and current portion	255,329	533,758

Total liabilities	2,984,911	8,780,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 69,196 and 430,983 issued and outstanding, respectively	7	43
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 41,880,707 and 15,127,253 issued and outstanding, respectively	4,188	1,513
Additional paid-in capital	129,090,403	87,699,908
Unamortized discount	(98,491)	(1,369,617)
Accumulated deficit	(95,497,362)	(77,945,696)
Total stockholders’ equity	33,498,745	8,386,151

Total liabilities and stockholders’ equity	$36,483,656	$17,166,212

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2007	2006
REVENUE:
Smart encoding, DMSP and UGC	$1,718,684	$2,154,556
Network usage	2,105,477	2,092,928
Webcasting	4,769,053	3,620,866
Audio and web conferencing	3,198,818	-
Other	323,013	551,101
Total revenue	12,115,045	8,419,451

COSTS OF REVENUE:
Smart encoding, DMSP and UGC	1,037,439	757,871
Network usage	895,573	905,905
Webcasting	1,722,901	1,367,347
Audio and web conferencing	545,615	-
Other	117,557	224,971
Total costs of revenue	4,319,085	3,256,094

GROSS MARGIN	7,795, 960	5,163,357

OPERATING EXPENSES:
General and administrative:
Compensation	6,679,964	4,979,920
Professional fees	3,344,615	2,310,116
Other	2,183,298	1,609,159
Depreciation and amortization	3,099,940	2,121,161
Total operating expenses	15,307,817	11,020,356

Loss from operations	(7,511,857)	(5,856,999)

OTHER EXPENSE, NET:
Interest income	69,487	4,978
Interest expense	(7,464,897)	(2,128,362)
Debt extinguishment loss	(135,000)	-
Income from derivative instruments	-	1,300,959
Other income, net	284,214	213,211

Total other expense, net	(7,246,196)	(609,214)

Net loss	$(14,758,053)	$(6,466,213)

Loss per share - basic and diluted:

Net loss per share	$(0.48)	$(0.47)

Weighted average shares of common stock outstanding - basic and diluted	30,636,669	13,624,786

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2006 AND 2007

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2005	416,031	$41	12,191,001	$1,219	$77,365,612	$(2,067,461)	$(70,440,235)	$4,859,176

Conversion of 8% Convertible Debentures to common shares	-	-	906,506	91	906,415	-	-	906,506
Conversion of Series A-10 preferred shares to common shares	(18,874)	(2)	188,740	19	(17)	69,463	(69,463)	-
Warrants issued with 8% Subordinated Convertible Debentures (includes beneficial conversion)	-	-	-	-	917,917	-	-	917,917
Issuance of shares, warrants and options for equipment and services	-	-	1,092,715	109	1,449,999	-	-	1,450,108
Common shares issued for interest on 8% Convertible Debentures and Notes Payable	-	-	727,458	73	534,585	-	-	534,658
Common shares issued upon exercise of Warrants	-	-	20,833	2	20,831	-	-	20,833
Dividends accrued on Series A-10 preferred	33,826	4	-	-	338,264	628,381	(969,785)	(3,136)
Decrease in equity securities subject to potential rescission	-	-	-	-	7,084,219	-	-	7,084,219
Reclassification to liability of Detachable Warrants and Embedded Conversion Feature associated with 8% Subordinated Convertible Debentures	-	-	-	-	(917,917)	-	-	(917,917)
Net loss	-	-	-	-	-	-	(6,466,213)	(6,466,213)

Balance, September 30, 2006	430,983	$43	15,127,253	$1,513	$87,699,908	$(1,369,617)	$(77,945,696)	$8,386,151

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2006 AND 2007
(Continued)

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2006	430,983	$43	15,127,253	$1,513	$87,699,908	$(1,369,617)	$(77,945,696)	$8,386,151
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2	-	-	-	-	2,416,891	-	(1,300,957)	1,115,934
Conversion of 8% Convertible Debentures to common shares	-	-	5,299,153	530	5,298,624	-	-	5,299,154
Conversion of Series A-10 preferred shares to common shares	(393,368)	(39)	3,933,680	393	(354)	966,124	(966,124)	-
Conversion of Notes Payable to common shares	-	-	3,045,902	305	3,099,695	-	-	3,100,000
Issuance of shares, warrants and options for equipment and services	-	-	910,608	91	2,509,790	-	-	2,509,881
Common shares and options issued for interest and fees on 8% Convertible Debentures and Notes Payable	-	-	2,279,156	228	5,028,803	-	-	5,029,031
Common shares issued upon exercise of warrants and options	-	-	4,552,154	455	6,879,882	-	-	6,880,337
Sale of common shares, net of issuance costs	-	-	4,888,889	489	10,206,537	-	-	10,207,026
Common shares issued for Infinite Conferencing and Auction Video acquisitions	-	-	1,843,912	184	5,499,816	-	-	5,500,000
Dividends accrued or paid on Series A-10 preferred	31,581	3	-	-	315,811	305,002	(526,532)	94,284
Beneficial conversion included in J&C Resources note	-	-	-	-	135,000	-	-	135,000
Net loss	-	-	-	-	-	-	(14,758,053)	(14,758,053)

Balance, September 30, 2007	69,196	$7	41,880,707	$4,188	$129,090,403	$(98,491)	$(95,497,362)	$33,498,745

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,758,053)	$(6,466,213)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,099,940	2,121,161
Amortization of discount on notes payable	5,015,103	54,364
Amortization of discount on convertible debentures	2,290,995	1,387,716
Interest expense paid in common shares and options	108,754	523,313
Interest expense on notes converted to 8% Subordinated Convertible Debentures	-	25,000
Amortization of deferred professional fee expenses paid in equity	2,323,215	1,397,775
Debt extinguishment loss	135,000	-
Income from derivative instruments	-	(1,300,959)
Decrease (Increase) in allowance for doubtful accounts	37,022	(1,130)
Gain from settlements of obligations and sales of equipment	(193,403)	(11,691)
Net cash (used in) operating activities, before changes in current assets and liabilities	(1,941,427)	(2,270,664)
Changes in current assets and liabilities, net of effect of acquisitions:
Decrease (Increase) in accounts receivable	(169,479)	(253,716)
Decrease (Increase) in prepaid expenses	79,319	6,785
Decrease (Increase) in other current assets	(67,517)	(40,357)
(Increase) Decrease in inventories	(18,652)	19,361
(Decrease) Increase in accounts payable and accrued liabilities	(133,980)	920,225
(Decrease) Increase in deferred revenue	(52,837)	97,266
Net cash (used in) operating activities	(2,304,573)	(1,521,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments in connection with the acquisition of Infinite Conferencing, net of cash acquired	(14,201,668)	-
Payments in connection with the acquisition of Auction Video	(523,066)	-
Payment of accounts payable and accrued liabilities assumed at time of Onstream Merger	(100,718)	(15,000)
Acquisition of property and equipment	(1,260,191)	(1,105,249)
Net cash (used in) investing activities	(16,085,643)	(1,120,249)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of expenses	$17,087,363	$20,833
Proceeds from loans and notes payable, net of expenses	2,050,000	2,022,815
Proceeds from sale of 8% Subordinated Convertible Debentures, net of expenses	-	1,756,634
Repayment of loans, notes and leases payable	(409,880)	(940,107)
Net cash provided by financing activities	18,727,483	2,860,175

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	337,267	218,826

CASH AND CASH EQUIVALENTS, beginning of period	222,963	4,137

CASH AND CASH EQUIVALENTS, end of period	$560,230	$222,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$94,568	$208,646

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series A-10 convertible preferred to common shares	$3,933,680	$188,740
Conversion of 8% Convertible Debentures to common shares	$5,299,154	$906,506
Conversion of note payable and interest to 8% Subordinated Convertible Debentures	$-	$375,000
Conversion of notes payable to common shares	$3,100,000	$-
Issuance of shares for acquisition of Infinite Conferencing - see note 2 for assets acquired and liabilities assumed	$4,000,000	$-
Issuance of shares for acquisition of Auction Video - see note 2 for assets acquired and liabilities assumed	$1,500,000	$-
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2, resulting in reversal of previous reclassifications from equity to liability	$2,416,891	$-
Net decrease in amount of equity securities subject to potential rescission, including portion classified as liability	$-	$7,084,219
Derivative instruments reclassified from equity to liability	$-	$917,917
Issuance of shares, warrants and options for deferred services and incentives	$2, 382,480	$1,123,064
Issuance of warrants to placement agent for sale of common shares	$518,445	$-
Issuance of warrants with 8% Subordinated Convertible Debentures	$-	$424,459
Issuance of shares for payment of accounts payable	$127,400	$327,044
Issuance of common shares and options for interest	$5,029,031	$534,658
Issuance of A-10 preferred shares for dividends	$315,815	$338,268
Purchase of equipment under capital lease	$339,483	$-
Disposal of property and equipment	$-	$641,860

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Our Web Communications Services Group consists of our Webcasting and Travel divisions, which operate primarily from facilities in Pompano Beach, Florida and our Infinite Conferencing division, which operates primarily from facilities in the New York City metropolitan area.

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
SEPTEMBER 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $95.5 million as of September 30, 2007. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2007, ONSM had a net loss of approximately $14.8 million and cash used in operations of approximately $2.3 million. However, the Company had working capital of approximately $1.2 million at September 30, 2007.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries - Entertainment Digital Network, Inc., Media On Demand, Inc., HotelView Corporation, OSM Acquisition, Inc., AV Acquisition, Inc., Auction Video Japan, Inc. and Infinite Conferencing, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
SEPTEMBER 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to the short maturity of the instruments.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $65,000 and $29,000, at September 30, 2007 and 2006, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, are amortized to expense over their estimated useful lives, although they are still subject to review and adjustment for impairment.

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
SEPTEMBER 30, 2007

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2006 and 2007 is immaterial in relation to the Company’s recorded liabilities.

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

Deferred revenue represents amounts billed to customers for webcasting, EDNet, smart encoding or DMSP services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in non-refundable smart encoding fees during the year ended September 30, 2006 that were not included in the revenue reported for that period. Based on applicable accounting literature, including SAB 104, “Revenue Recognition”, the Company has included this amount on its September 30, 2006 balance sheet under the caption “Deferred Revenue” and recognized it as revenue during the year ended September 30, 2007. Deferred revenue at September 30, 2006 also included a $50,000 initial payment received by the Company in connection with the sale of its travel video library, which payment was refunded as part of a litigation settlement in fiscal 2007 - see Note 3. Deferred revenue at September 30, 2007 included a $50,000 initial payment received from ASPA-Japan Co., Ltd. (“ASPA”) in connection with an exclusive sales agency agreement which final status has not been determined - See Note 9.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred, were approximately $340,000 and $348,000 for the years ended September 30, 2007 and 2006, respectively.

Derivatives

Through September 30, 2006, the Company accounted for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. These non-hedging contracts accounted for in accordance with EITF 00-19 included freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that were bifurcated from the host financing contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s statement of operations, subject to the accounting for equity securities that were subject to potential rescission as discussed in Note 4. Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14.

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
SEPTEMBER 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

The Company has approximately $78.0 million in Federal net operating loss carryforwards as of September 30, 2007, which expire in 2011 through 2027. The utilization of approximately $16.0 million of the net operating loss carryforward, acquired from the 2001 acquisition of EDNET and the 2002 acquisition of MOD and included in this total, against future taxable income may be limited as a result of ownership changes and other limitations. The Company also has an approximately $3.5 million capital loss carryforward which expires in 2008.

Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. The Company has a deferred tax asset of approximately $29.4 million primarily resulting from the net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. The valuation allowance is based on the Company’s historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses of approximately $8.9 million and $7.0 million for the years ended September 30, 2007 and 2006, respectively. The primary differences between the net loss for book and tax purposes are non-taxable book income from derivative instruments as well as the following items expensed for book purposes but not deductible for tax purposes - amortization of loan discount, amortization of customer lists,  inventory and receivable reserves, and expenses for stock options and shares issued in payment for consulting and other professional fees but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

Net Loss Per Share

For the years ended September 30, 2007 and 2006, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 14,636,231 and 15,212,431 at September 30, 2007 and 2006, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2007 have been excluded from the calculation of weighted average shares outstanding: 69,196 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 691,960 shares of ONSM common stock. The potential dilutive effects of the following convertible securities outstanding at September 30, 2006 have been excluded from the calculation of weighted average shares outstanding: (i) 430,983 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 4,309,830 shares of ONSM common stock and (ii) $3,000,000 of senior secured convertible notes (“8% Convertible Debentures”) and $2,225,000 of subordinated convertible notes (“8% Subordinated Debentures”) which in aggregate could potentially convert into 5,225,000 shares of ONSM common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Stock Compensation

The Company has a stock based compensation plan for its employees (the “Plan”).  In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended September 30, 2007 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. The results for the prior periods have not been restated. The fair value of each Plan option expensed during the year ended September 30, 2007 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility from 75% to 92%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 2 to 5 years, the full term of the related options. Certain Plan options granted to executives in September 2007 (see note 5) were not reflected as expense during the year ended September 30, 2007 due to the immateriality of the vested and/or earned portion of those options as of that date.

Prior to October 1, 2006, the Company had elected to use Accounting Principles Board Opinion (“APB”) 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options and accordingly no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in “Accounting for Stock-Based Compensation" ("SFAS 123") had been used during the year ended September 30, 2006 in accounting for employee options issued within the Plan (“Plan Options”) and outside the Plan (“Non-Plan Options”).

For the year ended September 30, 2006
Net loss, as reported	$(6,466,213)
Total stock based compensation expense	(1,397,297)
Pro forma net loss	$(7,863,510)
Net loss per share - basic and diluted:
Net loss per share, as reported	$(0.47)
Net loss per share, pro forma	$(0.58)

Total stock based compensation expense was determined by applying the fair value based method for all employee awards, net of tax. The fair value of each option reflected above as compensation expense for the year ended September 30, 2006 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility from 65% to 75%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 5 years, the full term of the related options.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed as professional fees at the time the services contemplated by the options are provided to the Company. The fair value of each Non-Plan option first expensed during the year ended September 30, 2007 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility from 56% to 112%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 4 years, the full term of the related options. For Non-Plan options first expensed during the year ended September 30, 2006, the expected volatility was from 51% to 75% and the expected term was 4 to 5 years.

See Note 8 for additional information related to all stock option issuances.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Accounts payable and accrued liabilities includes approximately $578,000 and $393,000 as of September 30, 2007 and 2006, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee 401(k) plan

The Company’s 401(k) plan, the Onstream Media Corporation 401(k) Retirement Plan and Trust (the “Plan”), is available to all full-time employees and provides them with tax deferred salary reductions and alternative investment options (directly solely by the employees). Employees may contribute a portion of their salary, subject to certain limitations, including an annual maximum established by the Internal Revenue Code. The Company matches employees’ contributions to the Plan, up to the first 8% of eligible compensation, at a 25% rate. The Company’s matching contribution was approximately $40,000 and $42,000 for the years ended September 30, 2007 and 2006, respectively. The Company expensed approximately $40,000 and $34,000 in those fiscal years, respectively, with the remaining amount of $8,000 in fiscal 2006 satisfied by amounts previously funded by the Company and expensed but forfeited by terminated employees. The Company’s contributions to the Plan vest over five years, and the unvested portion of the Company’s previous contributions was approximately $118,000 as of September 30, 2007.

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

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, which retained the definition of a conventional convertible debt instrument set forth in EITF 00-19 and which is used in determining certain exemptions to the accounting prescribed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of “conventional” and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 was effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005, and the Company adopted it on July 1, 2005, with no material effect on its financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006, which was based on the Company’s application of EITF 00-19 as well as other authoritative literature. As noted under “Derivatives” above, the Company’s adoption of FSP EITF 00-19-2 within the year ended September 30, 2007, resulted in discontinuance of this liability classification under EITF 00-19.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (Continued)

In July 2005, the FASB issued FASB Staff Position (“FSP”) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares”. FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise or in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. FSP 150-5 was effective for the first reporting period beginning after December 31, 2005 and the Company adopted it on July 1, 2005, with no material effect on its financial statements. However, see Note 4 related to classification of certain amounts related to detachable warrants and embedded conversion features as a liability as of September 30, 2006, which was based on the Company’s application of SFAS 150 as well as other authoritative literature. As noted under “Derivatives” above, the Company’s adoption of FSP EITF 00-19-2 within the year ended September 30, 2007, resulted in discontinuance of this liability classification under EITF 00-19.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The requirements of SFAS 141R are effective for the Company’s fiscal year beginning October 1, 2009 and early adoption is prohibited. The Company is currently evaluating the impact SFAS 141R may have on its financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2007				September 30, 2006
	Gross Carrying Amount	Accumulated Amortization		Net Book Value	Gross Carrying Amount	Accumulated Amortization		Net Book Value
Goodwill:
Infinite Conferencing	$12,000,887		$-	$12,000,887	$-		$-	$-
Acquired Onstream	8,421,401		-	8,421,401	8,421,401		-	8,421,401
EDNet	1,271,444		-	1,271,444	1,271,444		-	1,271,444
Auction Video	3,216		-	3,216	-		-	-
Total goodwill	21,696,948		-	21,696,948	9,692,845		-	9,692,845

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,583,604		(375,000)	4,208,604	-		-	-
Auction Video - customer lists, patent pending and consulting/non- competes	1,150,000		(250,000)	900,000	-		-	-
MOD - customer lists	3,071,722		(3,071,722)	-	3,071,722		(2,918,136)	153,586
Virage - customer lists	332,000		(332,000)	-	332,000		(295,561)	36,439
Total intangible assets	9,137,326		(4,028,722)	5,108,604	3,403,722		(3,213,697)	190,025

Total goodwill and other acquisition-related intangible assets	$30,834,274	$	(4,028,722)	$26,805,552	$13,096,567	$	(3,213,697)	$9,882,870

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
SEPTEMBER 30, 2007

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

At the closing of the Infinite Merger, the Company entered into a lock-up agreement with the former Infinite shareholders that limits the number of shares that they may sell, to 25% per quarter and/or weekly sales of 30,000 shares, commencing with the registration of such shares with the SEC and which percentage and weekly limitation may be increased at our option. The lock-up agreement also provides that in the event that the accumulated gross proceeds of the sale of first 50% of the 1,376,622 shares issued to them is less than $2.0 million, the Company, at its sole option but provided that all securities to be issued in connection with the merger agreement and any related financing or other transactions do not exceed 19.99% of ONSM outstanding common stock at the measurement date, will pay the difference in registrable ONSM common shares, or cash to the extent required by the 19.99% restriction. These 1,376,622 shares were included in a registration statement declared effective by the SEC on June 15, 2007 and the payment for any shortfall is computed 190 days thereafter, or December 22, 2007. However, the payment is not expected to be due until January 15, 2008 or possibly later, subject to the notice and proof requirements in the governing documents. As of December 7, 2007, the former Infinite shareholders had sold 635,000 shares at an average price of $1.56 per share, which average price would result in an additional payment by the Company in cash or shares of approximately $923,000 if applied to the first 50% of the shares issued to those former Infinite shareholders. The closing ONSM share price was $0.94 per share on December 7, 2007.

Due to the 19.99% restriction noted above, the Company has estimated that it will be able to issue no more than approximately 80,000 additional ONSM shares to satisfy any additional payment that is required, which would be valued at the average share price for the thirty days prior to such issuance. In accordance with SFAS 141, any such payment made in shares will not change the originally recorded purchase price. However, in the event the Company is required to pay cash under this arrangement, it will be recorded as additional purchase price included in goodwill and subject to periodic evaluation for impairment as discussed below. In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable and since these conditions were not met as of September 30, 2007, the Company has not made any entries on its financial statements as of that date to reflect this contingency.

In connection with the merger agreement, the Company entered into two employment contracts and one consulting contract with three key Infinite executives. The employment contracts included five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years - see Note 8. The employment and consulting contracts contain non-compete provisions with a minimum term of three years from the merger closing.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing - April 27, 2007 (Continued)

The summarized balance sheet of Infinite as of the April 27, 2007 closing of the Infinite Merger is as follows, showing the fair values assigned by the Company to Infinite’s assets and liabilities in accordance with SFAS 141 and recorded by the Company at that time.

Accounts receivable	$893,228
Property and equipment	894,388
Other tangible assets (includes $14,861 cash)	48,817
Identifiable intangible assets	4,583,604
Total assets	$6,420,037

Accounts payable and accrued expenses	$204,395
Shareholder’s equity	6,215,642
Total liabilities and shareholder’s equity	$6,420,037

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

The fair value of certain intangible assets (internally developed software, customer lists, trademarks, URLs (internet domain names), favorable contractual terms and employment and non-compete agreements) acquired as part of the Infinite Merger was determined by Company management. This fair value was primarily based on the discounted projected cash flows related to these assets for the next three to six years, as projected by the Company’s and Infinite’s management on a stand-alone basis without regard to the Infinite Merger. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The Company is amortizing these assets over useful lives ranging from 3 to 6 years.

Infinite’s accounts payable and accrued expenses were generally due within thirty days of the closing of the Infinite Merger and therefore their book carrying value as of the date of acquisition was considered to be a reasonable estimate of their fair value.

The Company purchased Infinite for $18,216,529 in cash and stock. In conjunction with the acquisition, liabilities were assumed as follows:

Identifiable tangible and intangible assets	$6,420,037
Goodwill	12,000,887
Acquired assets (at fair value)	18,420,924
Less: Cash paid for non-cash assets	(14,201,668)
Less: Cash acquired for cash	(14,861)
Less: Shares issued for non-cash assets	(4,000,000)
Assumed liabilities	$204,395

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing - April 27, 2007 (Continued)

The $12,000,887 excess included in the $18,216,529 paid by the Company for 100% of Infinite over $6,215,642 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by the Company as goodwill, subject to regular future valuations and adjustments as required by SFAS 142. The other intangible assets are being amortized to expense over their estimated useful lives, although the unamortized balances are still subject to review and adjustment for impairment. Annual reviews for impairment in future periods may result in future periodic write-downs. Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

The following table sets forth the unaudited pro-forma consolidated results of operations for the years ended September 30, 2007 and 2006, giving effect to the Infinite Merger as if the acquisition had occurred as of the beginning of the periods presented:

	For the years ended September 30,
	2007		2006
	(unaudited)
Revenues	$16,121,548		$13,999,077
Net loss	$(13,910,074)	$	(5,618,417)
Net loss per share	$(0.40)		$(0.28)

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
SEPTEMBER 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video - March 27, 2007 (Continued)

The Company allocated $2,046,996 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes, with depreciation over a three-year life commencing April 2007 - see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and are reflected in other current and non-current assets as of September 30, 2007, being amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at approximately $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $46,996.

The Company purchased Auction Video for $2,023,963 in cash and stock. In conjunction with the acquisition, liabilities were assumed as follows:

Identifiable tangible and intangible assets	$2,046,996
Goodwill	3,216
Acquired assets (at fair value)	2,050,212
Less: Cash paid for non-cash assets	(523,066)
Less: Cash acquired for cash	(897)
Less: Shares issued for non-cash assets	(1,500,000)
Assumed liabilities	$26,249

In connection with the acquisition, the Company entered into three consulting contracts with three key Auction Video employees, such contracts including two-year option grant to one of the consultants for the purchase of up to 35,000 common shares with an exercise price of $2.98 per share (fair market value at the date of closing) and vesting over two years - see Note 8. The consulting contracts contain non-compete provisions with a minimum term of two years from the acquisition closing.

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
SEPTEMBER 30, 2007

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

Property and equipment in the above table represents the partially completed Digital Media Services Platform (“DMSP”), primarily Acquired Onstream’s payments to its vendors SAIC, Virage, North Plains and Nine Systems. This was the primary asset included in the purchase of Acquired Onstream, and was recorded at fair value as of the December 23, 2004 closing, in accordance with SFAS 141 - see Note 3. The fair value was primarily based on the discounted projected cash flows related to this asset for the next five years, as projected by the Company’s and Acquired Onstream’s management on a stand-alone basis without regard to the Onstream Merger. The discount rate utilized considered equity risk factors (including small stock risk and bridge/IPO stage risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Other acquisitions - 2002 through 2004 (Continued)

As of September 30, 2004, the Company owned preferred shares representing a minority interest in Curaspan, Inc. having an original cost of approximately $108,000. This investment was fully reserved since 2002 as a result of Curaspan’s continuing operating losses and negative financial condition. However, on August 5, 2005 the Company sold those preferred shares to Curaspan for $50,000 cash and a $150,000 note from Curaspan, payable in equal monthly installments over 2 years at 6% interest, commencing October 4, 2005. The note was collateralized by Curaspan’s assets, subordinate to a lending bank’s interest in certain of those assets. In addition, the preferred shares were held in escrow to be returned to the Company in the event of Curaspan’s uncured default under the note. Due to Curaspan’s continued operating losses and negative financial condition, proceeds from this sale were recognized by the Company as other income on a cash basis as received. All scheduled payments were made, including the final payment on September 4, 2007.

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The Company performed impairment tests on two reporting units, the Webcasting division (MOD) and EDNet as of September 30, 2006, as well as Acquired Onstream as of December 31, 2006. The Company assessed the fair value of the net assets of each of those reporting units by considering the projected cash flows of those two groups and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, the Company concluded that there was no impairment of the net assets of neither the Webcasting division nor EDNet as of September 30, 2006 and no impairment of Acquired Onstream’s net assets as of December 31, 2006.

SFAS 142 allows the carryforward of a previous detail valuation, provided certain criteria are met, including no significant changes in assets and liabilities of the reporting unit since the previous valuation, a substantial margin between the previous valuation and the carrying value at the time and a determination that a current year impairment would be remote based on an analysis of past events and changes in circumstances since the previous valuation. The Company determined that these criteria were met as of September 30, 2007 and based on this, as well as its internal valuation calculations and review for impairment performed on a basis consistent with the previous year, determined that an independent valuation of EDNet’s unamortized goodwill was not necessary, and that no impairment existed, as of September 30, 2007.

The valuations of EDNet and Acquired Onstream incorporate management’s estimates of future sales and operating income, which estimates in the case of Acquired Onstream are dependent on a product (the DMSP) from which meaningful sales are yet to be realized.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30,	September 30,	Useful Lives
	2007	2006	(Years)

Equipment and Software	$9,466,448	$7,493,679	1-5
DMSP	4,784,875	4,081,978	3
Travel video library	1,368,112	1,368,112	2
Furniture and fixtures	179,205	179,205	5-7
Capitalized internal use software	558,485	333,485	3
Leasehold improvements	296,652	288,745	5
	16,653,777	13,745,204
Less: Accumulated depreciation and amortization	(11,102,751)	(8,846,489)

Net book value	$5,551,026	$4,898,715

Depreciation and amortization expense for property and equipment was approximately $2,285,000 and $1,393,000 for the years ended September 30, 2007 and 2006, respectively. The Company recorded the disposal of approximately $642,000 of fully depreciated furniture and equipment during the year ended September 30, 2006.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of September 30, 2007, all debt including the 8% Subordinated Convertible Debentures, the 8% Senior Convertible Debentures and notes payable, except the capitalized software and equipment leases, had been repaid or converted to ONSM common shares.

8% Subordinated Convertible Debentures

In March and April 2006 the Company sold to several accredited investors $2.3 million principal amount of 8% subordinated secured convertible notes (“8% Subordinated Convertible Debentures”), together with common stock purchase warrants to purchase an aggregate of 805,000 shares of ONSM common stock for $1.50 per share. As of September 30, 2007, all of these 8% Subordinated Convertible Debentures had been converted into registered ONSM common shares, using a $1.00 per share conversion rate.

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

The interest on the Subordinated Convertible Debentures of 8% per annum was payable in arrears with the first interest payment due on September 28, 2006 and payment dates quarterly thereafter in cash, or common shares (at 85% of the market price per share) at the Company’s option. The Company issued 165,068 common shares in lieu of the $93,284 interest accrued during the year ended September 30, 2006, which included 1,917 shares issued for $1,917 interest due on conversions during that period. The Company issued 40,976 common shares in lieu of the $50,947 interest accrued during the year ended September 30, 2007, which included 31,681 shares issued for $31,681 interest due on conversions during that period.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Subordinated Convertible Debentures (Continued)

The Company included the 8% Subordinated Convertible Debentures and related $1.50 warrants on a Registration Statement (the “Registration Statement”) which was declared effective by the Securities and Exchange Commission (“SEC”) on July 26, 2006. The Company is only required to expend commercially reasonable efforts to keep the Registration Statement continuously effective. However, in the event the Registration Statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem (i) any such notes still outstanding for 115% of the face value (or 115% of the market value of the underlying shares for the previous five days, if greater) plus (ii) any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company’s common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

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

Although the Company does not believe that payments in connection with these provisions is likely, EITF 00-19 requires that accounting for them be done without regard to probability. EITF 00-19 also requires that the amount reclassified as a liability be adjusted to fair value at each reporting period. Accordingly, the Company reflected a liability of $281,809 on its September 30, 2006 balance sheet, $917,917 of such amount representing the initial reclassification to liability of the $1.50 warrants and the embedded conversion feature in the 8% Subordinated Convertible Debentures and the difference of $636,108 representing the adjustment to fair value included as income under the caption “income from derivative instruments” in the Company’s statement of operations for the year ended September 30, 2006. Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

8% Subordinated Convertible Debentures (Continued)

The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14. In accordance with the transitional adoption requirements of FSP EITF 00-19-2, the Company reflected the cumulative effect of this change in accounting principle in its September 30, 2007 financial statements as a $917,917 increase in its additional paid-in capital and a $636,108 increase in its accumulated deficit. Such changes were effective at the beginning of the year then ended.

The Company has concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of September 30, 2007, that material payments under these registration payment arrangements are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of December 7, 2007, which condition could eventually affect its NASDAQ listing status - See note 5.

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

8% Senior Convertible Debentures

On December 23, 2004, the Company sold senior secured convertible notes (“8% Convertible Debentures”) to several accredited investors for gross proceeds of $4.35 million, which included five-year warrants to purchase 1,522,500 common shares of ONSM for $1.65 per share. The 8% Convertible Debentures were collateralized by a blanket security interest in the Company’s assets and a pledge of the stock of its subsidiaries. The 8% Convertible Debentures included an Additional Investment Right (“AIR”) of $2.175 million, of which $2.050 million was exercised in February 2005 and the remaining $125,000 was exercised in April 2005. The debentures issued under the AIR (the “Additional 8% Convertible Debentures”) had substantially the same terms as the 8% Convertible Debentures, although additional warrants were granted to induce the early exercise, as discussed below. As of September 30, 2007, all of these 8% Convertible Debentures (including the AIR), had been converted into registered ONSM common shares, using a $1.00 per share conversion rate.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The interest on the Convertible Debentures of 8% per annum was payable quarterly in cash, or common shares (at 85% of the market price per share) at the Company’s option. During the year ended September 30, 2005, the Company issued 267,248 common shares in lieu of the $310,427 interest accrued and due through that date. The Company issued 368,209 common shares in lieu of the $302,206 interest accrued during the year ended September 30, 2006, which included 9,589 shares issued for $9,589 interest due on conversions during that period. The Company issued 54,148 common shares in lieu of the $61,738 interest accrued during the year ended September 30, 2007, which included 42,472 shares issued for $42,472 interest due on conversions during that period.

The Company included the common shares underlying the 8% Convertible Debentures (including the AIR shares), and the related warrants, on a registration statement declared effective by the SEC on June 29, 2005. The 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price for each month that (a) the Company’s common shares are not listed on the NASDAQ Capital Market for a period of 3 trading days (which need not be consecutive) or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under the provisions of Rule 144(k). The $1.65 warrants provide that in the event the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under these transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company determined that all of the underlying factors that had resulted in the Company’s previous determination to account for these warrants and conversion features as derivatives were registration payment arrangements and as a result of its adoption of FSP EITF 00-19-2, these warrants and conversion features were no longer considered derivatives to be accounted for under EITF 00-19, and will instead be evaluated and accounted for based on the requirements of SFAS 5 and FIN 14. In accordance with the transitional adoption requirements of FSP EITF 00-19-2, the Company reflected the cumulative effect of this change in accounting principle in its September 30, 2007 financial statements as a $1,498,974 increase in its additional paid-in capital and a $664,849 increase in its accumulated deficit. Such changes were effective at the beginning of the year then ended.

The Company has concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of September 30, 2007, that material payments under these registration payment arrangements are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of December 7, 2007, which condition could eventually affect its NASDAQ listing status - See note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Notes Payable

Notes payable consist of the following as of September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
Note payable to third party, with original funding in August 2006. Principal paid in monthly installments from November 2006 through January 2007.	$-	$350,000
Note payable to a major Company shareholder, with original funding in September and October 2005 and additional funding in December 2006 and March 2007, for total funding of $1.5 million. Converted to common stock at $1.00 per share in March 2007.	-	450,000
Note payable to an affiliate of a Company director, funded in June 2006. Converted to common stock at $1.22 per share in March 2007.	-	300,000
Note payable to a major Company shareholder, with original funding in September 2006. Converted to common stock at $1.00 per share in March 2007.	-	300,000
Capitalized software and equipment leases	393,958	114,355
Total notes payable	393,958	1,514,355
Less: discounts on notes payable	-	(88,565)
Notes payable, net of discount	393,958	1,425,790
Less: current portion	(138,629)	(892,032)
Long term notes payable, net of discount and current portion	$255,329	$533,758

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

As part of the Onstream Merger, the Company assumed a capital lease for software, which had an outstanding principal balance of $63,237 as of September 30, 2007. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. Accounts payable at September 30, 2007 includes $38,786 of past due payments related to this lease. See Notes 2 and 5.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $330,721 as of September 30, 2007. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

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

During March 2007, Mr. Berman exercised his option to require prepayment of interest and fees in shares and also converted this note to common stock. Accordingly, the Company issued an aggregate of 2,789,592 unregistered common shares for conversion of the note and the related interest and fees due. The portion of these shares representing interest and fees were valued at $3,416,477 based on their fair value at date of issuance. $48,825 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the year ended September 30, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

The Company has granted Mr. Berman demand registration rights, effective six months from the date of the modified note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of December 7, 2007 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

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

During March 2007, the Company exercised its option to force early conversion of this note to common stock, and as a result was required to pay interest (in shares) for the entire original term of the note. Accordingly, the Company issued an aggregate of 300,000 unregistered common shares for conversion of the note and the related interest due. The portion of these shares representing interest, as well as the shares issued in February 2007 for interest and fees related to the predecessor loan, were valued at $187,860 based on their fair value at date of issuance. $7,562 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the year ended September 30, 2007.

The Company granted J&C Resources piggyback registration rights for these 330,000 shares, which were included in a registration statement declared effective by the SEC on June 15, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (Continued)

In accordance with APB 26, “Early Extinguishment of Debt”, and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, new debt instruments are to be recorded at fair value at the date of modification and that fair value is to be compared to the carrying value of the previous debt instrument in order to determine the debt extinguishment gain or loss, if any. This accounting treatment was applied to certain of the above transactions as follows:

(i) The fair value of the renegotiated Berman note was determined to be materially equal to the carrying value of the previous Berman note, since the 6.9% per annum increase in the interest rate was considered a reasonable market reflection of the reduced payment priority and lack of collateral under the new note terms. The addition of a conversion feature of $1.00 included in the new note was determined to have no effect on its fair value, based on the market value of $0.75 per ONSM share on the date of Board approval of the terms of the new note. Therefore, there was no debt extinguishment gain or loss associated with the Berman note modifications.

(ii) The renegotiated J&C note was recorded at a gross amount of $435,000, equivalent to the market value of the 245,902 shares that would be received upon its conversion. This value was based on the market value of $1.77 per ONSM share, which was the most recent daily closing price as of the date of Board approval of the terms of the new note, although the $1.22 conversion rate was based on negotiations that occurred with J&C only two weeks earlier when the market value was approximately $1.20 per ONSM share. The valuation based on the date of Board approval resulted in a debt extinguishment loss of $135,000, the difference between the $435,000 fair value and the $300,000 face value of the note, and such non-cash loss was reflected in the Company’s results of operations for the year ended September 30, 2007. The gross carrying value of the new note was offset by the $135,000 value of the conversion feature, which was reflected by an increase to additional paid-in capital and resulted in the net carrying value of the note, prior to its conversion to common stock, being equal to its $300,000 face value. There was no material difference between the effective interest rates of the old and new J&C notes.

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

During March 2007, the Company exercised its option to force early conversion of this note to common stock, and as a result was required to pay interest (in shares) for the entire original term of the loan. Accordingly, the Company issued an aggregate of 390,000 unregistered common shares for conversion of the note and the related interest due. These interest shares were valued at $191,263 based on their fair value at date of issuance. $3,945 of this amount had been accrued as a liability and recognized as interest expense through September 30, 2006, with the balance reflected as interest expense for the year ended September 30, 2007. There are no registration rights associated with this transaction and as of December 7, 2007 the related shares have not been included in a registration statement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

In connection with the above, the Company agreed to pay a finder’s fee to another individual not affiliated with the lending entity and not a director or officer of the Company, but who had greater than a 5% beneficial ownership in the Company. This finder’s fee was payable as 100,000 shares of the Company’s common stock, which the Company issued in November 2006, plus immediately exercisable four-year options to purchase 50,000 shares of the Company’s common stock at $1.00 per share, which was greater than the fair value of those shares at the option grant date. The shares and options were valued at $121,008, based on the fair market value of the shares at the date of the issuance, and in the case of the options, using the Black-Scholes model with a volatility of 75% and a risk-free interest rate of 6.25%. The Company granted piggyback registration rights for these shares and options, which were included in a registration statement declared effective by the SEC on June 15, 2007.

The Company recorded the above shares and options issued for interest and fees, totaling $1,198,832, similarly to a debt discount and was initially amortizing that amount into interest expense over the term of the loan. Although the fair market value of ONSM common stock ranged from $0.95 to $2.12 per share during the approximately two-month period over which this loan was funded, as compared to the $1.00 conversion price, the Company has concluded that no beneficial conversion feature existed with respect to this note, since the fair market value of the ONSM common stock of $0.80 per share as of the October 27, 2006 loan commitment date was less than the $1.00 conversion price.

At any time after April 27, 2007, or earlier if agreed to by the Company, the lending entity, at its option, could begin converting the outstanding principal to the Company’s unregistered common stock at the rate of $1.00 per share through October 25, 2009, and at the rate of $2.00 per share thereafter. The Company allowed the note to be converted into 1.0 million unregistered common shares on January 10, 2007, at which time the remaining unamortized discount was written off to interest expense. The Company has granted the lending entity demand registration rights, effective six months from the date of the note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of December 7, 2007 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14. See Note 5 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

Interest expense to related parties (including amortization of debt discount) for all debentures and notes was approximately $6.3 million and $1.3 million for the years ended September 30, 2007 and 2006, respectively. Related parties include Company directors, employees and persons reported as beneficially owning more than 5% of the Company’s outstanding stock at any time during the two years ended September 30, 2007, as well as affiliates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES

Infinite Merger price adjustment - As more fully discussed in Note 2, the Company agreed to pay any difference between $2.0 million and the proceeds of the sale of first 688,311 shares issued to the former shareholders of Infinite Conferencing. As of December 7, 2007, those former Infinite shareholders had sold 635,000 shares at an average price which, if applied to the entire 688,311 shares, would result in the Company’s payment of approximately $923,000 (in cash or, subject to certain restrictions, in shares).

Consulting agreements - In November 2006, the Company entered into a three-year consulting contract with the principal and beneficial owner of an entity which loaned the Company $1.0 million in October 2006, as discussed in Note 4. The contract, for the provision of international business development and financial advice, is cancellable upon thirty days notice after the first year and originally called for the issuance of 60,000 restricted common shares in advance every six months. The first two tranches under this contract (60,000 shares each) were issued in January and May 2007, valued based on fair market value as of the date of issuance and expensed under SFAS 123 as professional fees expense. This contract was amended in July 2007 for some additional short-term services, resulting in issuance of an additional 15,000 shares plus $22,425 for cash reimbursement of related travel expenses. This contract was amended again in October 2007, which resulted in the issuance of the remaining 240,000 restricted common shares, in exchange for the extension of the remaining term of the contract from two years to three years. These shares will be valued based on fair market value as of the date of issuance and expensed under SFAS 123 ratably over the contract term as professional fees expense.

In addition to the above, the Company is obligated under agreements to issue approximately 83,500 common shares and options to purchase approximately 317,500 shares (at exercise prices of $1.73, $1.83 and $2.46 per share) for financial consulting services subsequent to September 30, 2007, which will be valued at fair value as of the date of issuance and expensed under SFAS 123. These contracts also call for future cash payments of approximately $92,000. The closing ONSM share price was $0.94 per share on December 7, 2007. None of these contracts are with Company directors or officers. The Company currently anticipates that consulting agreements with an equity component will be entered into on a very limited basis, if at all, in the future.

Employment Contracts and Severance - On September 27, 2007, the Company’s Compensation Committee and Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO and Treasurer), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. Other than the extended term of the new agreements, the following salary, raise and benefit payments are substantially the same as the Executives would have received under the employment agreements previously in place that would have expired December 27, 2008. The new agreements provide annual base salaries of $253,000 for Mr. Selman, $230,000 for Mr. Saperstein, $207,230 for Mr. Tomlinson and $197,230 for Messrs. Friedland and Glassman, and allow for 10% annual increases through December 27, 2008 and 5% per year thereafter. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month, and an annual $5,000 allowance for the reimbursement of dues or charitable donations. The Company also pays insurance premiums for the Executives, including medical, life and disability coverage.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

As part of the above employment agreements, and in accordance with the terms of the “2007 Equity Incentive Plan” approved by the Company’s shareholders in their September 18, 2007 annual meeting, the Company’s Compensation Committee and Board of Directors granted each of the Executives options (“Plan Options”) to purchase an aggregate of 400,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. The options vest in installments of 100,000 per year, starting on September 27, 2008, and they automatically vest upon the happening of the following events on a date more than six (6) months after the date of the agreement: (i) change of control (ii) constructive termination, and (iii) termination other than for cause, each as defined in the employment agreements. Unvested options automatically terminate upon (i) termination for cause or (ii) voluntary termination. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require the Company to register the options.

As part of the above employment agreements, the Executives will be eligible for a performance bonus, based on meeting revenue and cash flow objectives. In connection with this bonus program, the Company’s Compensation Committee and Board of Directors granted each of the Executives Plan Options to purchase an aggregate of 220,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. Up to one-half of these shares will be eligible for vesting on a quarterly basis and the rest annually, with the total grant allocated over a two-year period starting October 1, 2007. Vesting of the quarterly portion is subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per the Company’s statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. Vesting of the annual portion is subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 30% for the fiscal year over the prior year. In the event of quarter to quarter decreases in revenues and or cash flow, the options shall not vest for that quarter but the unvested quarterly options shall be added to the available options for the year, vested subject to achievement of the applicable annual goal. In the event options do not vest based on the quarterly or annual goals, they shall immediately expire. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require the Company to register the vested options. The Company has also agreed that this bonus program will continue after the initial two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place.

Under the terms of the above employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, the Company would be obligated to pay each of the Executives an amount equal to three times the Executive’s base salary plus full benefits for a period of the lesser of (i) three years from the date of termination or (ii) the date of termination until a date one year after the end of the initial employment contract term. The Company may defer the payment of all or part of this obligation for up to six months, to the extent required by Internal Revenue Code Section 409A. In addition, if the five day average closing price of the common stock is greater than or equal to $2.50 per share on the date of any termination or change in control, all options previously granted the Executive(s) will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and the Company will pay all taxes for the Executive(s). If the five-day average closing price of the common stock is less than $2.50 per share on the date of any termination or change in control, the options will remain exercisable under the original terms.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

As part of the above employment agreements, and in consideration for the provision in the new employment agreements that change of control benefits would not be paid related to any merger and any related financing occurring within six months of entering into the new agreements, the Company’s Compensation Committee and Board of Directors agreed that the Company would grant each of the Executives fully vested four-year options for shares equivalent to one percent (1%) of the total number of shares issued in connection with any such merger and/or any related financing. If the Company enters into a definitive merger agreement during that six month period, the number of options will be determined and granted at the time of signing that definitive merger agreement and will have an exercise price equal to the fair value at the date of grant. The Company agreed to register these and all other shares or options held by the Executives with or simultaneously to any shares registered in connection with such a merger and/or any related financing.

Under the terms of the above employment agreements, the Company may terminate an Executive’s employment upon his death or disability or with or without cause. To the extent that an Executive is terminated for cause, no severance benefits are due him. If an employment agreement is terminated as a result of the Executive’s death, his estate will receive one year base salary plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his death. If an employment agreement is terminated as a result of the Executive’s disability, as defined in the agreement, he is entitled to compensation in accordance with the Company’s disability compensation for senior executives to include compensation for at least 180 days, plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his disability. These employment agreements contain certain non-disclosure and non-competition provisions and the Company has agreed to indemnify the Executives in certain circumstances.

As part of the above employment agreements, the Company’s Compensation Committee and Board of Directors agreed that in the event the Company is sold for a Company Sale Price in excess of the Current Capitalization during the term of the agreements, both terms as defined below, and the Company Sale Price represents at least $2.50 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives and certain other employees, will receive, as a group, cash compensation of twelve and one-half percent (12.5%) of the excess of the Company Sale Price over the Current Capitalization, payable in immediately available funds at the time of closing such transaction. The Current Capitalization is defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of the above employment agreements but the market price per share used for this purpose to be no less than $2.00. The Company Sale Price is defined as the number of common shares outstanding at the time the Company is sold multiplied by the price per share paid in such Company Sale transaction. The 12.5% was allocated in the new employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and one and one-half percent (1.5%) to Mr. Tomlinson. The remaining one percent (1.0%) will be allocated by the Board and the Company’s management at a later date, which will be primarily to compensate other Company executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives.

Annual Long Distance Purchase Commitment - Effective January 15, 2006, EDNet entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a telephone services purchase commitment of approximately $120,000 (before taxes) per year. Effective September 13, 2007, this agreement was extended to add another two years to the original term, for a total term of four years. The Company is in compliance with this agreement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

NASDAQ share price requirement - As of December 7, 2007, the closing bid price for ONSM common stock was $0.94 per share, which represented the fourteenth consecutive business day under $1.00. Per NASDAQ Marketplace Rule 4310(c)(4), maintenance of a $1.00 closing bid price is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. If the closing bid price stays below $1.00 for thirty consecutive business days, the NASDAQ can be expected to issue a letter to the Company establishing a 180 calendar day deadline for the Company to become compliant with the minimum bid price. The Company may be considered compliant, subject to the NASDAQ staff's discretion, if its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the 180-day deadline. If the Company is not considered compliant by the 180-day deadline, but meets all other initial listing criteria for the NASDAQ Capital Market, NASDAQ may extend the initial deadline by an additional 180 calendar days. The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants), as well as the common shares issued in connection with the Infinite Merger, contain penalty clauses in the event the Company’s common stock is not traded on NASDAQ or a similar national exchange - See Notes 4 and 6.

The Company received a letter from NASDAQ dated August 2, 2006 indicating that the Company was not in compliance with Marketplace Rule 4310(c)(4) as a result of the bid price of its common stock closing below $1.00 per share for the preceding thirty consecutive business days. The Company received a letter from NASDAQ dated December 4, 2006, stating that the Company had regained compliance with NASDAQ Marketplace Rule 4310(c)(4) as of that date, by having met the $1.00 per share or greater minimum closing bid price requirement for a minimum of 10 consecutive business days.

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
SEPTEMBER 30, 2007

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

Lease Commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $53,700. The leases, with expiration dates ranging from 2008 to 2010, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of September 30, 2007, excluding the capital lease obligations discussed in Note 4, total approximately $1,209,000.

In September 2007, the Company entered into a three-year operating lease for its principal executive offices in Pompano Beach, Florida. The monthly base rental is currently approximately $20,400 (including the Company's share of property taxes and common area expenses) with annual five percent (5%) increases. The lease provides for one two-year renewal option with 5% annual increases. Approximately $57,000 and $159,000 is included in accounts payable at September 30, 2007 and 2006, respectively, related to amounts due under this lease and the predecessor lease with the same landlord for this property. Payments under this lease were generally current as of September 30, 2007.

In May 2004, the Company entered into a five-year operating lease for office space in San Francisco. The lease provides for one five-year renewal option at 95% of fair market value. The monthly base rental (including month-to-month parking) is approximately $17,200 with annual increases up to five percent (5%).

In December 2007, the Company extended its annual operating lease for office space in New York City, through December 31, 2008. The monthly base rental is approximately $6,600.

The lease for the Company’s Infinite Conferencing location in New Jersey expires July 31, 2008. The monthly base rental is approximately $6,500.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments required under the non-cancelable leases, plus the capital leases included in Notes Payable and more fully discussed in Note 4, are as follows:

	Operating	Capital	All
Year Ending September 30:	Leases	Leases	Leases
2008	$524,491	$162,453	$686,944
2009	391,593	148,989	540,582
2010	256,488	111,888	368,376
Total minimum lease payments	$1,172,572	$423,330	$1,595,902
Less: amount representing interest		29,372
Present value of net minimum lease payments		$393,958
Less: current portion		138,629
Long-term portion		$255,329

Total rental expense for all operating leases was approximately $636,000 and $467,000 for the years ended September 30, 2007 and 2006, respectively.

Legal Proceedings - the Company is involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of these outstanding claims will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 6: CAPITAL STOCK

Common Stock

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (Continued)

During the year ended September 30, 2006, the Company issued options to purchase its common shares, in exchange for consulting and financial advisory services, such options valued at approximately $517,000. As a result of previously granted or issued options, warrants or shares for consulting expenses, the Company had approximately $258,000 in deferred equity compensation expense at September 30, 2006, which was amortized over the remaining periods of service for these issuances, which range from two to 12 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

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

During the year ended September 30, 2006, the Company issued 20,833 common shares as a result of the exercise of warrants at $1.00 per share - see Notes 5 and 8.

During the year ended September 30, 2007, the Company issued an aggregate of 9,232,833 registered common shares as a result of conversions by several investors of 8% Senior and Subordinated Convertible Debentures (see Note 4) and Series A-10 Preferred, as follows:

(i)	3,042,472 ONSM common shares for the conversion of $3.0 million of 8% Senior Convertible Debentures, plus accrued interest,

(ii)	2,256,681 ONSM common shares for the conversion of $2.225 million of 8% Subordinated Convertible Debentures, plus accrued interest,

(iii)	3,933,680 ONSM common shares for the conversion of 393,368 shares of Series A-10 Preferred, including accrued dividends.

During the year ended September 30, 2007, the Company received approximately $6.9 million from the exercise of previously issued warrants and options, resulting in its issuance of 4,547,154 registered and 5,000 unregistered common shares. These warrants and options had exercise prices ranging from $0.71 to $2.50 per share. See Note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (continued)

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

The Company is required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision. In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then the Company is liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

Effective within the year ended September 30, 2007, the Company elected early adoption of FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies” and FIN 14, “Reasonable Estimation of the Amount of a Loss”. The Company determined that the above terms constitute a registration payment arrangement and has further concluded, based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of September 30, 2007, that material payments under this registration payment arrangement are not probable and therefore no accrual related to it is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of December 7, 2007, which condition could eventually affect its NASDAQ listing status - See note 5.

During April 2007, the Company issued 1,376,622 restricted common shares to certain of the Infinite sellers - see Note 2.

During March 2007, the Company issued 467,290 restricted common shares as in exchange for 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. - see Note 2. There are no registration rights associated with this transaction and as of December 7, 2007 the related shares have not been included in a registration statement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (continued)

During the year ended September 30, 2007, the Company issued 910,608 shares of common stock for consulting, financial, advisory and other services, as follows:

790,993 unregistered shares valued at approximately $1,530,000 and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 21 months. None of these shares were issued to Company directors or officers. See Note 5 regarding the Company’s obligation to issue additional shares under such agreements.

59,615 unregistered shares of common stock to SAIC as payment for services previously capitalized by the Company at $62,000 and included in accounts payable at September 30, 2006. See Note 5.

60,000 unregistered shares of common stock as payment for equipment purchased and capitalized for approximately $65,000 by the Company as of June 30, 2007.

During the year ended September 30, 2007, the Company issued options to purchase its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $852,000. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $2,261,000 and $1,398,000 for the years ended September 30, 2007 and 2006, respectively. As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $384,000 in deferred equity compensation expense at September 30, 2007, to be amortized over the remaining periods of service of up to 18 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the year ended September 30, 2007, the Company issued (i) 3,045,902 restricted common shares as the result of the conversion of four promissory notes having an aggregate face value of $3.1 million and (ii) 2,258,185 restricted common shares for payment of interest and fees incurred in connection with those promissory notes. See Note 5.

During the year ended September 30, 2007, the Company issued 95,125 common shares in lieu of the $112,686 interest accrued and due on the 8% Convertible Debentures and the 8% Subordinated Convertible Debentures (which included 74,154 shares issued for $74,154 interest due on conversions during that period).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of September 30, 2007 and 2006, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”).

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

The Company’s Board of Directors declared a dividend payable on May 15, 2005 to Series A-10 shareholders of record as of May 10, 2005 of 13,974 Series A-10 preferred shares, in lieu of a $139,738 cash payment. The Company also issued 814 Series A-10 shares in lieu of $8,140 dividends due on conversions during the year ended September 30, 2005. The Company’s Board declared (i) a dividend payable on November 15, 2005 to Series A-10 shareholders of record as of November 10, 2005 of 16,641 Series A-10 preferred shares, in lieu of a $166,413 cash payment and (ii) a dividend payable on May 15, 2006 to Series A-10 shareholders of record as of May 10, 2006 of 16,701 Series A-10 preferred shares, in lieu of a $167,014 cash payment. The Company also issued 484 Series A-10 shares in lieu of $4,840 dividends due on conversions during the year ended September 30, 2006. The Company’s Board declared (i) a dividend payable on November 15, 2006 to Series A-10 shareholders of record as of November 10, 2006 of 17,239 Series A-10 preferred shares, in lieu of a $172,394 cash payment and (ii) a dividend payable on May 15, 2007 to Series A-10 shareholders of record as of May 10, 2007 of 9,787 Series A-10 preferred shares, in lieu of a $97,871 cash payment. The Company also issued 4,555 Series A-10 shares in lieu of $45,550 dividends due on conversions during the year ended September 30, 2007. See Note 9 regarding dividend payments occurring after September 30, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6: CAPITAL STOCK (Continued)

As of September 30, 2007, the Company had issued 4,742,110 ONSM common shares as a result of several investors converting a total of 474,211 shares of Series A-10 preferred shares, which included 5,853 Series A-10 shares issued for accrued dividends through the respective conversion dates.

The above transactions are summarized as follows through September 30, 2007:

Initial number of Series A-10 shares issued	454,650
Plus: A-10 shares issued for regular interest and dividends	82,904
Plus: A-10 shares issued for conversion dividends	5,853
Less: A-10 shares converted to common shares	(474,211)
Number of Series A-10 shares outstanding	69,196

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 7: SEGMENT INFORMATION

The Company's operations are currently comprised of two groups, Digital Media Services and Web Communications Services, both managed from Pompano Beach, Florida. The primary operating activities of Digital Media Services are in San Francisco and the primary operating activities of Web Communications Services are in Pompano Beach and the New York City area. All material balances related to Company sales, primary business activities, and location of property and equipment are within the United States.

For the years ended September 30, 2007 and 2006 the Company provided smart encoding services to a significant customer, America Online, Inc., under a contract that can be terminated upon a 30-day notification. Revenues from sales to this customer were approximately $461,000, or approximately 4%, and $911,000, or approximately 11%, of total consolidated revenue for the years ended September 30, 2007 and 2006, respectively. These revenues represented approximately 11% and 20% of Digital Media Services Group revenues for the same periods.

Detailed below are the results of operations by segment for the years ended September 30, 2007 and 2006, and total assets by segment as of those dates.

	For the years ended September 30,
	2007		2006
Revenue:

Digital Media Services Group		$4,013,572		$4,631,360
Web Communications Services Group		8,101,473		3,788,091
Total consolidated revenue		$12,115,045		$8,419,451

Segment operating income (loss):

Digital Media Services Group		(260,623)		1,051,743
Web Communications Services Group		1,940,906		145,559
Total operating income		1,680,283		1,197,302

Depreciation and amortization		(3,099,940)		(2,121,161)
Corporate and unallocated shared expenses		(6,092,200)		(4,933,140)
Other (expense) income, net		(7,246,196)		(609,214)

Net loss	$	(14,758,053)	$	(6,466,213)

	September 30, 2007	September 30, 2006
Assets:
Digital Media Services Group	$15,092,360	$14,789,639
Web Communications Services Group	20,058,947	1,408,488
Corporate and unallocated	1,332,349	968,085

Total assets	$36,483,656	$17,166,212

Depreciation and amortization are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS

As of September 30, 2007, the Company had issued and outstanding options and warrants to purchase up to 14,636,231 ONSM common shares, including 7,471,332 Plan Options; 2,431,390 Non-Plan Options to employees and directors; 1,753,674 Non-Plan Options to financial consultants; and 2,979,835 warrants issued in connection with various financings and other transactions.

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"), which, including the effect of subsequent amendments to the Plan, authorized up to 4,500,000 shares available for issuance as options and up to another 2,000,000 shares available for stock grants. On September 18, 2007, the Company’s Board of Directors and a majority of the Company's shareholders adopted the 2007 Equity Incentive Plan (the “New Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the New Plan were in addition to those already issued under the Plan, although the Company may no longer issue additional options or stock grants under the Plan.

As of September 30, 2007 there are 7,471,332 outstanding options granted to management, employees and directors under the Plan and the New Plan, which all have exercise prices equal to or greater than the fair market value at the date of grant. The initial terms of these options were generally four to five years and they were fully vested as of September 30, 2007, except 3,335,000 of these options issued in fiscal 2007 and detailed later in this note.

On December 15, 2004 a majority of the Company’s shareholders voted to approve the cancellation (subject to the option holder’s approval) of Plan Options to directors, senior management and employees covering 227,776 shares (plus 65,216 Non-Plan Options) with a weighted-average exercise price of $22.93, with such options to be re-issued six months and one day from the date of cancellation with an exercise price equal to the fair market value on the date of the reissue. This cancellation has not yet been implemented and 201,110 of the Plan Options subject to this cancellation and re-issue had expired as of December 7, 2007.

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
SEPTEMBER 30, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

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

During the year ended September 30, 2007, the Company issued 3,360,000 Plan options- (i) 35,000 two-year options in connection with the Auction Video acquisition - see note 2, (ii) 200,000 five-year Plan options in connection with the Infinite Merger - see note 2, (iii) 25,000 four-year Plan Options exercisable at $2.28 per share to a non-executive employee and (iv) 3,100,000 four-year (from vesting) New Plan options in connection with executive employment contracts - see note 4. None of these options except the 25,000 exercisable at $2.28 were vested as of September 30, 2007. See Note 9 regarding New Plan shares and options issued after September 30, 2007.

Detail of Plan Option activity for the years ended September 30, 2007 and 2006 is as follows:

	September 30, 2007		September 30, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	4,388,891	$1.28	2,940,895	$1.89
Granted during the period	3,360,000	1.79	1,550,000	0.71
Exercised during the period	(5,000)	0.71	-	N/A
Expired or forfeited during the period	(272,559)	3.28	(102,004)	8.62

Balance, end of the period	7,471,332	$1.43	4,388,891	$1.28

Exercisable at end of the period	4,136,332	$1.15	4,388,891	$1.28

The Company’s 4,103,000 outstanding exercisable Plan Options at September 30, 2007 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 3.2 years and exercise prices ranging from $0.71 to $2.28 per share. The Company’s 33,332 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 1 year and exercise prices ranging from $11.25 to $22.50 per share.

As of September 30, 2007, the Company had 2,431,390 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

As of September 30, 2007, the Company had 1,753,674 outstanding Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January - June 2007	422,500	$2.46	Oct 2010 - Jan 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	558,684

October 2005 - August 2006	295,000	$1.00	Oct 2009 - Aug 2010
March - September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July - September 2005	225,000	$1.10	July - Sept 2009
January - March 2005	215,000	$1.65	Jan - Feb 2009
January 2005	30,000	$2.50	January 2009
January 2005	50,000	$3.50	January 2009
December 2004	59,240	$3.376	Mar 2008 - Dec 2009
Year ended September 30, 2005	579,240

May 2004	35,000	$2.25	May 2009
June 2004	200,000	$2.50	June 2008
Year ended September 30, 2004	235,000

Total Non Plan consultant options as of September 30, 2007	1,753,674

210,000 of the above options were not vested as of September 30, 2007, including 125,000 $2.50 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract. The balance of the unvested options were issued during the year ended September 30, 2007. See Note 5 related to commitments for future issuance of financial consultant options.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2007, the Company had outstanding vested warrants to purchase an aggregate of 2,979,835 shares of common stock, inclusive of warrants issued in connection with various financings, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees - common share offering - March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures - March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures - December 2004	737,114	$1.65	December 2009
Series A-10 Preferred - December 2004	909,083	$1.50	December 2009
Onstream Merger - December 2004	74,050	$3.376	April 2008
Series A-9 Preferred	40,000	$3.00	October 2007
Common share offering	82,300	$3.00	October 2007

Total warrants as of September 30, 2007	2,979,835

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 9: SUBSEQUENT EVENTS - FINANCING AND EQUITY TRANSACTIONS

During August 2007, the Company entered into an agreement with ASPA-Japan Co., Ltd. (“ASPA”) a leading video application service provider, whereby ASPA was to serve as the exclusive sales agent in certain Middle Eastern countries for all of the Company’s products and services and was to have been paid commissions on all sales made by them in the region. In exchange for this exclusivity, which had an initial term of five years, ASPA was to pay the Company a fee of $1.0 million, of which $50,000 was paid in advance and the balance was due on or before September 30, 2007. As of December 7, 2007, the balance was not paid, although an additional $50,000 was paid by ASPA during November 2007. The Company continues discussions with ASPA in the hopes of resolving this matter, although no formal contract amendment or extension has been agreed to. Once the full contract price has been paid, and if the previous contract is mutually reinstated, the fee (net of 25% commission payable by the Company to the former Auction Video shareholders) will be amortized as revenue over approximately six years, based on the initial contract term plus a one-year termination period. If the Company formally discontinues its discussions with ASPA and/or the previous contract is not mutually reinstated or a similar contract is not entered into, the Company will retain the amounts paid and recognize them as income at that time.

In December 2007, pursuant to approval of the Company’s Compensation Committee and Board of Directors, the Company issued 25,000 restricted shares of its common stock to Mr. Charles Johnston, director, as compensation for services to be rendered by him for the fiscal year ended September 30, 2008, in connection with his recent appointment as Chairman of the Audit Committee.

During the period from October 1, 2007 through December 7, 2007, the Company issued 245,085 unregistered shares of common stock (including 240,000 shares discussed in note 5), as well as options to purchase 250,000 common shares at exercise prices ranging from $1.73 to $1.83 per share, at or above the fair market value on the date the options were approved, for financial consulting and advisory services. The Company also entered into agreements to issue approximately 40,000 additional unregistered shares for such services. The services are being provided over periods ranging up to three years, and will result in a professional fees expense of approximately $639,000 over the service period. None of these shares or options were issued to Company directors or officers.

The Company’s Board declared a dividend payable on November 15, 2007 to Series A-10 shareholders of record as of November 10, 2007 of 2,767 Series A-10 preferred shares, in lieu of a $27,679 cash payment.

In December 2007, the Company issued immediately exercisable four-year Plan options to purchase 50,000 ONSM common shares at $1.00 per share (above fair market value on the date of issuance) granted to Mr. Leon Nowalsky upon his initial appointment to the Company’s Board of Directors.

In December 2007, the Company entered into a equipment financing line of credit arrangement with several individuals under which it can borrow up to an aggregate of $1.5 million for equipment purchases, including purchases made and paid for by the Company during the twelve (12) months prior to the date of the agreement. The Company has agreed to grant the lenders a security interest in the equipment purchased with the proceeds of the line. The outstanding balance bears interest at 12% per annum, payable monthly in cash or restricted stock, at the Company’s option. An origination fee of $150,000 is payable within ten (10) days of the initial funding under the arrangement, in a single issuance of restricted stock or in ten equal monthly cash installments, at the Company’s option. Principal may be repaid at any time, but no later than three (3) years after the date of the agreement and may be paid in cash or restricted stock, at the Company’s option. All payments in restricted stock are priced at seventy-five percent (75%) of the average ONSM closing price for the twenty (20) trading days prior to the date the applicable payment is due. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. As of December 7, 2007, the Company had not received any funding under this arrangement.