Form 10QSB
period 2007-12-31
Onstream Media CORP
filed 2008-02-14
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 8, 2008 the registrant had issued and outstanding 42,188,217 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at December 31, 2007 and Consolidated Balance Sheet at September 30, 2007	3 - 4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2007 and 2006	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2007	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2007 and 2006	7 -8

Notes to Unaudited Consolidated Financial Statements	9 - 40

Item 2 - Management’s Discussion and Analysis or Plan of Operations	41 - 49

Item 3 - Controls and Procedures	50

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings	51

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3 – Defaults upon Senior Securities	51

Item 4 – Submission of Matters to a Vote of Security Holders	51

Item 5 – Other Information	51

Item 6 - Exhibits	51

Signatures	52

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,019,669	$560,230
Accounts receivable, net of allowance for doubtful accounts of $59,506 and $65,254, respectively	2,603,049	2,620,177
Prepaid expenses	631,164	565,649
Inventories	96,702	85,459
Other current assets	138,499	137,632
Total current assets	4,489,083	3,969,147

PROPERTY AND EQUIPMENT, net	4,949,348	5,551,026
INTANGIBLE ASSETS, net	4,758,604	5,108,604
GOODWILL, net	21,696,948	21,696,948
OTHER NON-CURRENT ASSETS	342,806	157,931

Total assets	$36,236,789	$36,483,656

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31, 2007	September 30, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,253,765	$2,266,134
Amounts due to shareholders and officer	109,419	109,419
Deferred revenue	186,157	215,400
Notes payable – current portion, net of discount	633,629	138,629
Total current liabilities	4,182,970	2,729,582

Notes payable, net of current portion	219,785	255,329

Total liabilities	4,402,755	2,984,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 71,963 and 69,196 issued and outstanding, respectively	7	7
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 42,188,217 and 41,880,707 issued and outstanding, respectively	4,219	4,188
Additional paid-in capital	129,148,732	129,090,403
Unamortized discount	(78,941)	(98,491)
Accumulated deficit	(97,239,983)	(95,497,362)
Total stockholders’ equity	31,834,034	33,498,745

Total liabilities and stockholders’ equity	$36,236,789	$36,483,656

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2007	2006
REVENUE:
DMSP and hosting	$271,976		$84,203
Network usage	627,961		529,760
Webcasting	1,597,449		999,468
Audio and web conferencing	1,779,674		-
Other	175,247		561,082
Total revenue	4,452,307		2,174,513

COSTS OF REVENUE:
DMSP and hosting	106,130		35,490
Network usage	244,509		232,825
Webcasting	476,548		337,256
Audio and web conferencing	342,266		-
Other	164,084		236,080
Total costs of revenue	1,333,537		841,651

GROSS MARGIN	3,118,770		1,332,862

OPERATING EXPENSES:
General and administrative:
Compensation	2,416,619		1,277,850
Professional fees	710,973		498,940
Other	670,776		386,205
Depreciation and amortization	1,041,308		681,723
Total operating expenses	4,839,676		2,844,718

Loss from operations	(1,720,906)		(1,511,856)

OTHER INCOME (EXPENSE), NET:
Interest income	978		3,601
Interest expense	(6,371)		(1,871,095)
Debt extinguishment loss	-		(135,000)
Other income, net	17,749		26,905

Total other income (expense), net	12,356		(1,975,589)

Net loss	$(1,708,550)	$	(3,487,445)

Loss per share – basic and diluted:

Net loss per share	$(0.04)		$(0.21)

Weighted average shares of common stock outstanding – basic and diluted	42,132,382		16,579,373

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2007

(Unaudited)

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2007	69,196	$7	41,880,707	$4,188	$129,090,403	$(98,491)	$(95,497,362)	$33,498,745
Issuance of shares, warrants and options for consultant services	-	-	307,510	31	629,181	-	-	629,212
Issuance of shares and options for employee services	-	-	-	-	359,868	-	-	359,868
Obligation for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing	-	-	-	-	(958,399)	-	-	(958,399)
Dividends accrued or paid on Series A-10 preferred	2,767	-	-	-	27,679	19,550	(34,071)	13,158
Net loss	-	-	-	-	-	-	(1,708,550)	(1,708,550)

Balance, December 31, 2007	71,963	$7	42,188,217	$4,219	$129,148,732	$(78,941)	$(97,239,983)	$31,834,034

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,708,550)	$(3,487,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,041,308	681,723
Amortization of deferred professional fee expenses paid with equity	369,607	337,843
Compensation expenses paid with equity	359,868	-
Amortization of discount on convertible debentures	-	1,622,532
Amortization of discount on notes payable	-	89,701
Interest expense paid in common shares and options	-	150,412
Debt extinguishment loss	-	135,000
Decrease in allowance for doubtful accounts	10,961	8,773
Gain from settlements of obligations and sales of equipment	(16,199)	(3,607)
Net cash provided by (used in) operating activities, before changes in current assets and liabilities	56,995	(465,068)
Changes in current assets and liabilities, net of effect of acquisitions:
Decrease in accounts receivable	6,167	272,974
Decrease in prepaid expenses	13,840	5,814
(Increase) Decrease in other current assets	(867)	13,230
(Increase) Decrease in inventories	(11,243)	1,612
Increase (Decrease) in accounts payable and accrued liabilities	78,489	(443,154)
(Decrease) in deferred revenue	(29,243)	(146,182)
Net cash provided by (used in) operating activities	114,138	(760,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(114,155)	(273,406)
Net cash (used in) investing activities	(114,155)	(273,406)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and notes payable, net of expenses	$495,000	$1,400,000
Proceeds from sale of common shares, net of expenses	-	2,328,559
Repayment of loans, notes and leases payable	(35,544)	(200,000)
Net cash provided by financing activities	459,456	3,528,559

NET INCREASE IN CASH AND CASH EQUIVALENTS	459,439	2,494,379

CASH AND CASH EQUIVALENTS, beginning of period	560,230	222,963

CASH AND CASH EQUIVALENTS, end of period	$1,019,669	$2,717,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$6,372	$40,316

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligation arising for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$958,399	$-
Issuance of shares, warrants and options for consultant services	$629,212	$338,290
Issuance of shares and options for employee services	$359,868	$-
Issuance of A-10 preferred shares for dividends	$27,679	$177,804
Issuance of common shares and options for interest	$-	$1,233,432
Issuance of shares for payment of accounts payable	$-	$62,000
Conversion of Series A-10 convertible preferred to common shares	$-	$714,720
Conversion of 8% Convertible Debentures to common shares	$-	$3,592,476
Cumulative effect of change in accounting principle – adoption of FSP EITF 00-19-2, resulting in reversal of previous reclassifications from equity to liability	$-	$2,416,891

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The Company’s Digital Media Services Group, which operates primarily from facilities in San Francisco, California, consists of its Smart Encoding division, its DMSP (“Digital Media Services Platform”) division, its UGC (“User Generated Content”) division and its EDNet division.

The Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient on-line search, retrieval, and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. The DMSP division provides an on-line, subscription based service that includes access to enabling technologies and features for the Company’s clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. The UGC division, which also operates as Auction Video - see note 2, provides a video ingestion and flash encoder that can be used by the Company’s clients on a stand-alone basis or in conjunction with the DMSP.

The EDNet division provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The global network, with approximately 500 active clients in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim, enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. EDNet also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications. EDNet generates revenues from network usage, the sale, rental and installation of equipment, and other related fees.

The Company’s Web Communications Services Group consists of its Webcasting and Travel divisions, which operate primarily from facilities in Pompano Beach, Florida and its Infinite Conferencing division, which operates primarily from facilities in the New York City metropolitan area.

The Webcasting division provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Travel division produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own on-line travel portal - www.travelago.com ("Travelago"). The Webcasting and Travel divisions generate revenues through production and distribution fees.

The Company’s recently acquired Infinite Conferencing (“Infinite”) division generates revenues from usage charges and fees for other services provided in connection with “reservationless” and operator-assisted audio and web conferencing services - see note 2.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $97.2 million as of December 31, 2007. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2007, ONSM had a net loss of approximately $14.8 million and cash used in operations of approximately $2.3 million. For the three months ended December 31, 2007, ONSM had a net loss of approximately $1.7 million. However, the Company had working capital of approximately $306,000 at December 31, 2007 and cash provided by operations was approximately $114,000 for the three months ending on that date.

The Company is constantly evaluating its cash needs, in order to make appropriate adjustments to operating expenses. Depending on its actual future cash needs, the Company may need to raise additional debt or equity capital to provide funding for ongoing future operations, or to refinance existing indebtedness. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unsuccessful.

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
DECEMBER 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to the short maturity of the instruments.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $60,000 and $65,000, at December 31 and September 30, 2007, respectively.

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
DECEMBER 31, 2007

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
DECEMBER 31, 2007

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30 and December 31, 2007 is immaterial in relation to the Company’s recorded liabilities.

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

The Travel division of the Web Communications Services Group recognizes a portion of its contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contract. Per hit charges are recognized when users watch a video on the Internet. Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contract. Commissions on bookings are recognized when the stays are completed.

Deferred revenue represents amounts billed to customers for webcasting, EDNet, smart encoding or DMSP services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in non-refundable smart encoding fees during the year ended September 30, 2006 that were not included in the revenue reported for that period. Based on applicable accounting literature, including SAB 104, “Revenue Recognition”, the Company recognized this amount as revenue during the three months ended December 31, 2006. Deferred revenue included $50,000 at September 30, 2007 and $100,000 at December 31, 2007 which were payments received from ASPA-Japan Co., Ltd. (“ASPA”) in connection with an exclusive sales agency agreement which was terminated in January 2008 and such payments recognized at other income by the Company at that time, net of commissions - See Note 9.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred, were approximately $143,000 and $38,000 for the three months ended December 31, 2007 and 2006, respectively.

Income Taxes

Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. The Company had a deferred tax asset of approximately $29.4 million as of September 30, 2007, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses for the three months ended December 31, 2007 and 2006, respectively. The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes - amortization of loan discount, amortization of customer lists, inventory and receivable reserves, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of its fiscal year beginning October 1, 2007. However, as of the date of such adoption and as of December 31, 2007, the Company has not taken, nor recognized the financial statement impact of, any material tax positions, as defined by FIN 48. The Company’s policy is to recognize as non-operating expense interest or penalties related to income tax matters at the time such payments become probable, although it had not recognized any such material items in its statement of operations for the three months ended December 31, 2006 or 2007. The tax years ending September 30, 2004 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Net Loss Per Share

For the three months ended December 31, 2007 and 2006, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 14,870,765 and 13,757,370 at December 31, 2007 and 2006, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2007 have been excluded from the calculation of weighted average shares outstanding: 71,963 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 719,630 shares of ONSM common stock. The potential dilutive effects of the following convertible securities previously outstanding at December 31, 2006 were excluded from the calculation of weighted average shares outstanding: (i) 377,291 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could have potentially converted into 3,772,910 shares of ONSM common stock and (ii) $942,367 of senior secured convertible notes (“8% Convertible Debentures”) and $750,000 of subordinated convertible notes (“8% Subordinated Debentures”) which in aggregate could have potentially converted into 1,692,367 shares of ONSM common stock.

Equity Compensation to Employees and Consultants

The Company has a stock based compensation plan for its employees (the “Plan”).  In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended December 31, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. The fair value of each Plan option first expensed during the three months ended December 31, 2007 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility from 78% to 81%, risk-free interest rate of 4.1% to 6.25%, expected dividends of $0 and expected term of 5 to 6.5 years, the full term of the related options. There were no Plan options expensed during the three months ended December 31, 2006.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed as professional fees at the time the services contemplated by the options are provided to the Company. The fair value of each Non-Plan option first expensed during the three months ended December 31, 2007 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 79%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 4 years, the full term of the related options. For Non-Plan options first expensed during the three months ended December 31, 2006, the expected volatility was 112% and the expected term was 4 years.

See Note 8 for additional information related to all stock option issuances.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Accounts payable and accrued liabilities includes approximately $582,000 and $578,000 as of December 31 and September 30, 2007 respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2007. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of December 31, 2007 and the results of their operations and cash flows for the three months ended December 31, 2007 and 2006. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2008.

Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. SFAS 157 will be effective for the Company’s fiscal year beginning October 1, 2008 and the Company is currently evaluating the impact SFAS 157 may have on its financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. SFAS 159 will be effective for the Company’s fiscal year beginning October 1, 2008 and the Company is currently evaluating the impact SFAS 159 may have on its financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The requirements of SFAS 141R will be effective for the Company’s fiscal year beginning October 1, 2009 and early adoption is prohibited. The Company is currently evaluating the impact SFAS 141R may have on its financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	December 31, 2007			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$12,000,887	$-	$12,000,887	$12,000,887	$-	$12,000,887
Acquired Onstream	8,421,401	-	8,421,401	8,421,401	-	8,421,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	21,696,948	-	21,696,948	21,696,948	-	21,696,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,583,604	(600,000)	3,983,604	4,583,604	(375,000)	4,208,604
Auction Video - customer lists, patent pending and consulting/non- competes	1,150,000	(375,000)	775,000	1,150,000	(250,000)	900,000
Total intangible assets	5,733,604	(975,000)	4,758,604	5,733,604	(625,000)	5,108,604

Total goodwill and other acquisition-related intangible assets	$27,430,552	$(975,000)	$26,455,552	$27,430,552	$(625,000)	$26,805,552

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

The consideration for the Infinite Merger was a combination of $14 million in cash and 1,376,622 shares of Onstream Media restricted common stock (valued at approximately $4.0 million, or $2.906 per share), for an aggregate purchase price of approximately $18 million, before transaction costs. Onstream arranged a private equity financing for net proceeds totaling approximately $10.2 million, to partially fund the cash portion of the transaction.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

At the closing of the Infinite Merger, the Company entered into a lock-up agreement with the former Infinite shareholders that limits the number of shares that they may sell, to 25% per quarter and/or weekly sales of 30,000 shares, commencing with the June 15, 2007 registration of such shares with the SEC and which percentage and weekly limitation may be increased at our option. The lock-up agreement also provides that in the event that the accumulated gross proceeds of the sale of first 50% of the 1,376,622 shares issued to them is less than $2.0 million, the Company, at its sole option but provided that all securities to be issued in connection with the merger agreement and any related financing or other transactions do not exceed 19.99% of ONSM outstanding common stock at the measurement date, will pay the difference in registrable ONSM common shares, or cash to the extent required by the 19.99% restriction. On December 27, 2007, the former Infinite shareholders notified the Company that the first 688,311 shares had been sold by them for $1,041,601, which would require an additional payment by the Company in cash or shares of approximately $958,399. On January 15, 2008, in accordance with the notice and proof requirements in the governing documents, the Company sent the former Infinite shareholders a dispute notice and requested additional documentation to support these calculations, which it received and is currently reviewing for adequacy and to prepare its expected response on or about February 14, 2008.

In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable and, regardless of the ongoing negotiations between the parties, the Company has concluded that these conditions were substantively met as of December 31, 2007, and as a result recorded a current liability (included in accounts payable and accrued liabilities) on its financial statements as of that date, which was offset by a reduction in additional paid in capital.

The Company plans to pay $100,000 against this obligation on or about February 14, 2008 and believes that its plan to make this and future payments at reasonable intervals until this obligation is satisfied does not violate the governing documents, although a defined payment schedule is not included in those documents nor has one been agreed to with the former Infinite shareholders. Due to the 19.99% restriction noted above, the Company has estimated that, absent shareholder approval, it will be able to issue no more than approximately 80,000 additional ONSM shares to satisfy any additional payment that is required, which would be valued at the average share price for the thirty days prior to such issuance. In accordance with SFAS 141, any such payment made in shares will not change the originally recorded purchase price, but would reduce the liability and increase additional paid in capital for the value of those shares. The closing ONSM share price was $0.76 per share on February 8, 2008.

In connection with the merger agreement, the Company entered into two employment contracts and one consulting contract with three key Infinite executives. The employment contracts include five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years - see Note 8. The employment and consulting contracts contain non-compete provisions with a minimum term of three years from the merger closing.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing - April 27, 2007 (Continued)

The summarized balance sheet of Infinite as of the April 27, 2007 closing of the Infinite Merger is as follows, showing the fair values assigned by the Company to Infinite’s assets and liabilities in accordance with SFAS 141 and recorded by the Company at that time.

Accounts receivable	$893,228
Property and equipment	894,388
Other tangible assets (includes $14,861 cash)	48,817
Identifiable intangible assets	4,583,604
Total assets	$6,420,037

Accounts payable and accrued liabilities	$204,395
Shareholder’s equity	6,215,642
Total liabilities and shareholder’s equity	$6,420,037

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

Infinite’s accounts payable and accrued liabilities were generally due within thirty days of the closing of the Infinite Merger and therefore their book carrying value as of the date of acquisition was considered to be a reasonable estimate of their fair value.

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
DECEMBER 31, 2007

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

The following table sets forth the unaudited pro-forma consolidated results of operations for the three months ended December 31, 2006, giving effect to the Infinite Merger as if the acquisition had occurred as of the beginning of the period:

Revenues		$3,770,115
Net loss	$	(3,270,210)
Net loss per share		$(0.13)

The above pro-forma net loss per share is based on a weighted average number of shares of common stock which includes (i) the shares issued in connection with the Infinite Merger, (ii) the shares issued for approximately $10.2 million net proceeds in the private equity financing discussed above, since that financing was integral to and directly associated with the Infinite Merger and (iii) shares issued as a result of the exercise of options and warrants, to the extent necessary to fund the portion of the Infinite purchase price not satisfied by the first two items. Since the effect of common stock equivalents was anti-dilutive, all such equivalents are excluded from the calculation of the pro forma weighted average number of shares and the pro forma net loss per share.

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
DECEMBER 31, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video - March 27, 2007 (Continued)

The Company allocated $2,046,996 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes, with depreciation over a three-year life commencing April 2007 - see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and are reflected in other current and non-current assets as of September 30 and December 31, 2007, being amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $46,996.

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

In connection with the acquisition, the Company entered into three consulting contracts with three key Auction Video employees, such contracts including a two-year option grant to one of the consultants for the purchase of up to 35,000 common shares with an exercise price of $2.98 per share (fair market value at the date of closing) and vesting over two years - see Note 8. The consulting contracts contain non-compete provisions with a minimum term of two years from the acquisition closing.

Acquired Onstream - December 23, 2004

On October 22, 2003 the Company executed an agreement and plan of merger agreement with privately held Onstream Media Corporation (“Acquired Onstream”) to acquire the remaining 74% of Acquired Onstream not already owned by the Company. On December 23, 2004, after approval by a majority of the Company’s shareholders in a duly constituted meeting, Acquired Onstream was merged with and into OSM Acquisition Inc., a Delaware corporation and the Company’s wholly owned subsidiary (the “Onstream Merger”). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. The Company also issued common stock options to directors and management as additional compensation at the time of and for the Onstream Merger, which was accounted for in accordance with APB 25.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Cash and other current assets	$36,059
Property and equipment	2,667,417
Total assets	$2,703,476

Accounts payable and accrued liabilities	$814,739
Notes payable and capitalized lease	335,179
Total liabilities	1,149,918
Shareholder’s equity	1,553,558
Total liabilities and shareholder’s equity	$2,703,476

Property and equipment in the above table represents the partially (at the time) completed DMSP, primarily Acquired Onstream’s payments to its vendors SAIC, Virage, North Plains and Nine Systems. This was the primary asset included in the purchase of Acquired Onstream, and was recorded at fair value as of the December 23, 2004 closing, in accordance with SFAS 141 - see Note 3. The fair value was primarily based on the discounted projected cash flows related to this asset for the next five years, as projected by the Company’s and Acquired Onstream’s management on a stand-alone basis without regard to the Onstream Merger. The discount rate utilized considered equity risk factors (including small stock risk and bridge/IPO stage risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

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
DECEMBER 31, 2007

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. The Company performed impairment tests on Acquired Onstream as of December 31, 2007. The Company assessed the fair value of the net assets of this reporting unit by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, the Company concluded that there was no impairment of Acquired Onstream’s net assets (which include the DMSP) as of December 31, 2007.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31,	September 30,	Useful Lives
	2007	2007	(Years)
Equipment and software	$9,550,028	$9,466,448	1-5
DMSP	4,786,886	4,784,875	3
Travel video library	1,368,112	1,368,112	2
Furniture and fixtures	179,205	179,205	5-7
Capitalized internal use software	558,485	558,485	3
Leasehold improvements	296,652	296,652	5
	16,739,368	16,653,777
Less: Accumulated depreciation and amortization	(11,790,020)	(11,102,751)

Net book value	$4,949,348	$5,551,026

Depreciation and amortization expense for property and equipment was approximately $691,000 and $500,000 for the three months ended December 31, 2007 and 2006, respectively.

The DMSP is comprised of four separate “products”, only two of which were available on an individual basis at the time of the December 2004 Onstream Merger - see Note 2. The four separate products are transcoding, storage, search and retrieval and distribution. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) of the DMSP’s carrying cost began and continued until the fourth product was placed in service during October 2006, at which time the Company began to depreciate 100% of the DMSP’s carrying cost.

As part of the Onstream Merger, the Company became obligated under a Basic Ordering Agreement for Professional Solutions ("BOA") with SAIC, under which SAIC would build an outsourced solution for customers allowing for management and use of digital rich media and offering flexible applications, including collaboration and re-purposing (the “DMSP”). SAIC agreed (i) to design the DMSP to allow for the addition and customization of applications to fit the specific needs of customers, (ii) to provide certain hosting and back-office services directly to the Company and in support of the Company’s customers and (iii) to bill its services under the BOA at a discount to its regular rates throughout the term of the BOA.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4: NOTES PAYABLE

Notes payable consist of the following as of December 31 and September 30, 2007:

	December 31, 2007	September 30, 2007
Note payable to a financial institution, collateralized by accounts receivable, interest at prime plus 8%, payable monthly. Revolving line of credit expiring December 2009.	$515,015	$-
Capitalized software and equipment leases	358,414	393,958
Total notes payable	873,429	393,958
Less: discount on notes payable	(20,015)	-
Notes payable, net of discount	853,414	393,958
Less: current portion	(633,629)	(138,629)
Long term notes payable, net of discount and current portion	$219,785	$255,329

In December 2007, the Company entered into a line of credit arrangement with a financial institution under which it can borrow up to an aggregate of $1.0 million for working capital, collateralized by its accounts receivable. The outstanding balance bears interest at prime plus 8% per annum, payable monthly in arrears. The Company paid initial origination and commitment fees aggregating $20,015 and a commitment fee of $10,000 will be due for the second and any subsequent year. The outstanding principal may be repaid at any time, but no later than two (2) years after the date of the agreement, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice. The loan is also subject to the Company maintaining an adequate level of receivables, based on certain formulas, as well as its compliance with debt service coverage and minimum tangible net worth covenants. The Company has received $515,015 funding under this arrangement as of December 31, 2007, which the Company expects to eventually replace with funding under the separate $1.5 million equipment financing commitment obtained in December 2007 and discussed below. Mr. Leon Nowalsky, a member of the Company’s Board of Directors, is also a founder and board member of the lender.

In December 2007, the Company entered into an equipment financing line of credit arrangement with several individuals under which it can borrow up to an aggregate of $1.5 million for equipment purchases, including purchases made and paid for by the Company during the twelve (12) months prior to the date of the agreement. The Company has agreed to grant the lenders a security interest in the equipment purchased with the proceeds of the line. The outstanding balance bears interest at 12% per annum, payable monthly in cash or restricted stock, at the Company’s option. An origination fee of $150,000 is payable within ten (10) days of the initial funding under the arrangement, in a single issuance of restricted stock or in ten equal monthly cash installments, at the Company’s option. Principal may be repaid at any time, but no later than three (3) years after the date of the agreement and may be paid in cash or restricted stock, at the Company’s option. All payments in restricted stock are priced at seventy-five percent (75%) of the average ONSM closing price for the twenty (20) trading days prior to the date the applicable payment is due. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. As of February 8, 2008, the Company had not drawn any funds under this arrangement.

The terms of the Company’s Series A-10 Preferred Shares provide that the Company may not incur any additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares - see Note 6. In December 2007, the Company obtained consent from the single majority holder of the Series A-10 for the working capital line and the equipment financing line discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4: NOTES PAYABLE (Continued)

As part of the Onstream Merger, the Company assumed a capital lease for software, which had an outstanding principal balance of $54,201 as of December 31, 2007. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. Accounts payable at December 31, 2007 includes $47,127 of past due payments related to this lease. See Note 2.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $304,213 as of December 31, 2007. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

In accordance with APB 26, “Early Extinguishment of Debt”, and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, new debt instruments are to be recorded at fair value at the date of modification and that fair value is to be compared to the carrying value of the previous debt instrument in order to determine the debt extinguishment gain or loss, if any. A J&C Resources note executed by the Company following Board of Director approval of the modified terms on December 20, 2006, was recorded at a gross amount of $435,000, equivalent to the market value of the 245,902 shares that would be received upon its conversion. This value was based on the market value of $1.77 per ONSM share, which was the most recent daily closing price as of the date of Board approval of the terms of the new note, although the $1.22 conversion rate was based on negotiations that occurred with J&C only two weeks earlier when the market value was approximately $1.20 per ONSM share. The valuation based on the date of Board approval resulted in a debt extinguishment loss of $135,000, the difference between the $435,000 fair value and the $300,000 face value of the note, and such non-cash loss was reflected in the Company’s results of operations for the three months ended December 31, 2006. The gross carrying value of the new note was offset by the $135,000 value of the conversion feature, which was reflected by an increase to additional paid-in capital and resulted in the net carrying value of the note, prior to its conversion to common stock in March 2007, being equal to its $300,000 face value. There was no material difference between the effective interest rates of the old and new J&C notes.

NOTE 5: COMMITMENTS AND CONTINGENCIES

NASDAQ letter regarding share price requirement - The Company received a letter from NASDAQ dated January 4, 2008 indicating that it has 180 calendar days, or until July 2, 2008, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that the Company’s non-compliance with that rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days. The Company may be considered compliant, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the July 2, 2008 deadline. If the Company is not considered compliant by July 2, 2008, but meets all other initial listing criteria for the NASDAQ Capital Market, it will be granted an additional 180 calendar day compliance period. The closing ONSM share price was $0.76 per share on February 8, 2008.

The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants) issued by the Company at various times from December 2004 through April 2006, as well as the common shares issued in connection with the April 2007 Infinite Merger, contain penalty clauses in the event the Company’s common stock is not traded on NASDAQ or a similar national exchange - See further discussion below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements - The Company included the 8% Subordinated Convertible Debentures and related $1.50 warrants on a registration statement which was declared effective by the Securities and Exchange Commission (“SEC”) on July 26, 2006. The Company is only required to expend commercially reasonable efforts to keep the registration statement continuously effective. However, in the event the registration statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company’s common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007.

The Company included the common shares underlying the 8% Senior Convertible Debentures, including the Additional 8% Convertible Debentures (AIR), and the related $1.65 warrants, on a registration statement declared effective by the SEC on June 29, 2005. The 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price for each month that (a) the Company’s common shares are not listed on the NASDAQ Capital Market for a period of 3 trading days (which need not be consecutive) or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under the provisions of Rule 144(k). The $1.65 warrants provide that in the event the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under these transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007.

During March and April 2007, the Company sold an aggregate of 4,888,889 restricted common shares at $2.25 per share for total gross proceeds of approximately $11.0 million. This private equity financing was arranged by the Company to partially fund the Infinite Merger - see Note 2. These shares were included in a registration statement declared effective by the SEC on June 15, 2007. The Company is required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision. In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then the Company is liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company has concluded that (i) the terms discussed in the three preceding paragraphs above are registration payment arrangements as defined in the applicable accounting pronouncements, (ii) based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as a stock price and stockholders’ equity in excess of the NASDAQ listing standards as of December 31, 2007, that material payments under these registration payment arrangements are not probable, and (iii) therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of February 8, 2008, which condition could eventually affect its NASDAQ listing status, as discussed above.

Registration rights - The Company has granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 were included in a registration statement declared effective by the SEC on June 15, 2007 and as of February 8, 2008 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

The Company has granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of February 8, 2008 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, the unregistered shares were originally issued in November and December 2006 and may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14. See Note 6 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

255,000 options and 100,000 shares issued to consultants prior to June 15, 2007 were granted with piggyback registration rights but were not included on the registration statement declared effective by the SEC on June 15, 2007. As these options and shares do not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

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

As part of the above employment agreements, the Executives are eligible for a performance bonus, based on meeting revenue and cash flow objectives. In connection with this bonus program, the Company’s Compensation Committee and Board of Directors granted each of the Executives Plan Options to purchase an aggregate of 220,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. Up to one-half of these shares will be eligible for vesting on a quarterly basis and the rest annually, with the total grant allocated over a two-year period starting October 1, 2007. Vesting of the quarterly portion is subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per the Company’s statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. Vesting of the annual portion is subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 30% for the fiscal year over the prior year. In the event of quarter to quarter decreases in revenues and or cash flow, the options shall not vest for that quarter but the unvested quarterly options shall be added to the available options for the year, vested subject to achievement of the applicable annual goal. In the event options do not vest based on the quarterly or annual goals, they shall immediately expire. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require the Company to register the vested options. The Company has also agreed that this bonus program will continue after the initial two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place. The Company has determined that the performance objectives were met for the quarter ended December 31, 2007 and as a result recognized compensation expense of approximately $160,000 for the three months ended December 31, 2007, related to the vested portion of these performance options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

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
DECEMBER 31, 2007

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

Lease Commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $53,700. The leases, with expiration dates ranging from 2008 to 2010, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of December 31, 2007, excluding the capital lease obligations discussed in Note 4, total approximately $1,022,000.

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
DECEMBER 31, 2007

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings - The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of these outstanding claims will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 6: CAPITAL STOCK

Common Stock

During the three months ended December 31, 2007, the Company issued 307,510 unregistered shares valued at approximately $439,000 (including the 240,000 shares issued in connection with a three-year consulting contract entered into in November 2006 and discussed below) and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 36 months. Except for 25,000 shares issued to Mr. Charles Johnston, director, as compensation for services to be rendered by him for fiscal year 2008 in connection with his appointment as audit committee chairman, none of the other shares were issued to Company directors or officers.

In November 2006, the Company entered into a three-year consulting contract with the principal and beneficial owner of an entity which loaned the Company funds under a convertible note in October 2006, as discussed in Note 5. The contract, for the provision of international business development and financial advice, is cancellable upon thirty days notice and originally called for the issuance of 60,000 restricted common shares in advance every six months. The first two tranches under this contract (60,000 shares each) were issued in January and May 2007, valued based on fair market value as of the date of issuance and expensed under SFAS 123 as professional fees expense. This contract was amended in July 2007 for some additional short-term services, resulting in issuance of an additional 15,000 shares plus $22,425 for cash reimbursement of related travel expenses. This contract was amended again in October 2007, which resulted in the issuance of the remaining 240,000 restricted common shares, in exchange for the extension of the remaining term of the contract from two years to three years. These shares were valued based on fair market value as of the date of issuance and will be expensed under SFAS 123 ratably over the contract term as professional fees expense.

During the three months ended December 31, 2007, the Company issued options to purchase its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $190,000. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $370,000 and $338,000 for the three months ended December 31, 2007 and 2006, respectively. As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $673,000 in deferred equity compensation expense at December 31, 2007, to be amortized over the remaining periods of service of up to 34 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the three months ended December 31, 2007, the Company recognized compensation expense (and a corresponding increase in additional paid in capital) of approximately $360,000 in connection with options issued to its employees to purchase its common shares. See Note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of December 31 and September 30, 2007, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”). The Series A-10 has a coupon of 8% per annum, payable annually in cash (or semi-annually at the Company’s option in cash or in additional shares of Series A-10), has a stated value of $10.00 per preferred share and has a conversion rate of $1.00 per common share. Series A-10 dividends are cumulative and must be fully paid by the Company prior to the payment of any dividend on its common shares. The Series A-10 is not redeemable by the Company and any shares of Series A-10 that are still outstanding as of December 2008 will automatically convert into common shares. Series A-10 is senior to all other preferred share classes that may be issued by the Company and the Company may not incur any additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares - see Note 4. The Series A-10 holders have the right to designate one member of the Company’s board of directors. Except as explicitly required by applicable law, the holders of Series A-10 shall not be entitled to vote on any matters as to which holders of the Company’s common shares are entitled to vote. In February 2005, the board of directors and the holders of a majority of the issued and outstanding shares of Series A-10 voted to approve an increase in the authorized number of Series A-10 from 500,000 shares to 700,000 shares to provide for the possible issuance of shares of Series A-10 as dividends on Series A-10 presently outstanding.

On December 23, 2004, the Company sold 215,000 shares of Series A-10 Convertible Preferred Stock for $2.15 million to sixteen accredited investors, plus 100,000 shares of Series A-10 for $1.0 million of previously outstanding debt to a single accredited investor. In December 2004, a single shareholder converted all 232,750 shares of Series A-8 Preferred held by him into 139,650 shares of Series A-10.

The Company’s Board declared a dividend payable on November 15, 2007 to Series A-10 shareholders of record as of November 10, 2007 of 2,767 Series A-10 preferred shares, in lieu of a $27,679 cash payment. Including this dividend, the Company has issued 85,671 Series A-10 preferred shares, in lieu of $856,729 in cash payments due for regular interest and dividends, from the Company’s initial issuance of Series A-10 shares through December 31, 2007.

As of December 31, 2007, the Company had issued 4,742,110 ONSM common shares as a result of several investors converting a total of 474,211 shares of Series A-10 preferred shares, which included 5,853 Series A-10 shares issued for accrued dividends through the respective conversion dates.

The above transactions are summarized as follows through December 31, 2007:

Initial number of Series A-10 shares issued	454,650
Plus: A-10 shares issued for regular interest and dividends	85,671
Plus: A-10 shares issued for conversion dividends	5,853
Less: A-10 shares converted to common shares	(474,211)
Number of Series A-10 shares outstanding	71,963

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6: CAPITAL STOCK (Continued)

The 315,000 shares of Series A-10 sold in December 2004, as discussed above, included five-year warrants to purchase 1,575,000 ONSM common shares, plus five-year warrants for 215,000 ONSM shares issued to the placement agents, all exercisable for $1.50 per share. The estimated fair value of these warrants given in connection with the Series A-10, plus the Series A-10’s beneficial conversion feature, was $2,755,951, which, in accordance with EITF 98-05 and EITF 00-27, was allocated to additional paid in capital and discount. The Company’s management calculated the discount primarily based on its estimate of the fair value of the warrants as a percentage of the face value of the convertible securities. The estimate was based on the closing price of the stock at the date of the agreement and the relationship to the conversion price of the instrument and the exercise price of the warrants. The discount, which totals $2,928,041 after inclusion of other direct costs associated with the financing, is being amortized as a dividend over the four-year term of the Series A-10. In addition, the unamortized portion of the discount related to converted securities is expensed as an additional dividend at the time of the conversion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

For the three months ended December 31, 2006 the Company provided smart encoding services to a significant customer, Discovery Education, Inc. Revenues from sales to this customer were approximately $246,000, or approximately 11%, of total consolidated revenue for the three months ended December 31, 2006. These revenues represented approximately 22% of Digital Media Services Group revenues for the same period. There were no revenues from this customer for the three months ended December 31, 2007.

Detailed below are the results of operations by segment for the three months ended December 31, 2007 and 2006, and total assets by segment as of December 31, 2007 and September 30, 2007.

	For the three months ended December 31,
	2007	2006
Revenue:

Digital Media Services Group	$1,042,578	$1,138,818
Web Communications Services Group	3,409,729	1,035,695
Total consolidated revenue	$4,452,307	$2,174,513

Segment operating income (loss):

Digital Media Services Group	(104,731)	212,603
Web Communications Services Group	1,150,359	122,823
Total operating income	1,045,628	335,426

Depreciation and amortization	(1,041,308)	(681,723)
Corporate and unallocated shared expenses	(1,725,226)	(1,165,559)
Other income (expense), net	12,356	(1,975,589)

Net loss	$(1,708,550)	$(3,487,445)

	December 31, 2007	September 30, 2007
Assets:
Digital Media Services Group	$14,441,353	$15,092,360
Web Communications Services Group	19,747,837	20,058,947
Corporate and unallocated	2,047,599	1,332,349

Total assets	$36,236,789	$36,483,656

 Depreciation and amortization are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS

As of December 31, 2007, the Company had issued and outstanding options and warrants to purchase up to 14,870,765 ONSM common shares, including 7,510,666 Plan Options; 2,431,390 Non-Plan Options to employees and directors; 2,071,174 Non-Plan Options to financial consultants; and 2,857,535 warrants issued in connection with various financings and other transactions.

On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"), which, including the effect of subsequent amendments to the Plan, authorized up to 4,500,000 shares available for issuance as options and up to another 2,000,000 shares available for stock grants. On September 18, 2007, the Company’s Board of Directors and a majority of the Company's shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the 1996 Plan, although the Company may no longer issue additional options or stock grants under the 1996 Plan.

As of December 31, 2007 there are 7,510,666 outstanding options granted to management, employees and directors under the 1996 Plan and the 2007 Plan, which all have exercise prices equal to or greater than the fair market value at the date of grant. The initial terms of these options were generally four to five years and they were fully vested as of December 31, 2007, except 3,266,250 of these options issued in fiscal 2007 and 10,000 of these options issued in fiscal 2008 and detailed later in this note.

In December 2004 the Company issued four-year Plan options to purchase 50,000 common shares to General Ronald Yates upon his initial appointment to the Company's Board of Directors, immediately exercisable at an exercise price of $1.57 per share. In December 2004, the Company's Board of Directors granted 150,000 four-year Plan options exercisable at an exercise price of $1.21 per share to a single senior executive. The Board later accelerated the vesting of these options, as discussed below.

In July 2005 the Company’s Board of Directors granted 2,634,224 five-year Plan options, exercisable at $1.12 per share. This included 1,500,000 fully vested options to Company directors and senior management, with the balance issued to other Company employees and vesting quarterly during the year ended September 30, 2006. At the same time, the Board accelerated the vesting of 150,000 four-year Plan options previously granted to a senior executive in December 2004, as discussed above. The options, which were to vest in installments of 50,000 options per year, beginning December 15, 2005, were declared fully vested. At the same time, the Company issued 26,759 Plan fully paid stock grants to Company executives.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

During July 2006, the Company issued four-year Plan options to purchase 50,000 common shares to Mr. Carl L. Silva upon his initial appointment to the Company’s Board of Directors, immediately exercisable at an exercise price of $0.88 per share. In September 2006 the Company’s Board of Directors granted 1,500,000 fully vested five-year Plan options, exercisable at $0.71 per share, with 700,000 issued to Company directors (other than Mr. Silva) and senior management and the balance issued to other Company employees.

During the year ended September 30, 2007, the Company issued 3,360,000 Plan options- (i) 35,000 two-year options in connection with the Auction Video acquisition - see note 2, (ii) 200,000 five-year Plan options in connection with the Infinite Merger - see note 2, (iii) 25,000 four-year Plan Options exercisable at $2.28 per share to a non-executive employee and (iv) 3,100,000 four-year (from vesting) 2007 Plan options in connection with executive employment contracts - see note 4. None of these options, except the 25,000 exercisable at $2.28 and 68,750 of the performance options issued in connection with executive employment contracts, were vested as of December 31, 2007.

In December 2007, the Company issued (i) immediately exercisable four-year 2007 Plan options to purchase 50,000 ONSM common shares at $1.00 per share (above fair market value on the date of issuance) granted to Mr. Leon Nowalsky upon his initial appointment to the Company’s Board of Directors and (ii) four-year 2007 Plan options, vesting over three years starting on the grant date, to an employee to purchase 10,000 ONSM common shares at $1.00 per share. In December 2007, pursuant to approval of the Company’s Compensation Committee and Board of Directors, the Company issued 25,000 2007 Plan shares of its common stock to Mr. Charles Johnston, director, as compensation for services to be rendered by him for fiscal year 2008, in connection with his appointment as audit committee chairman.

Detail of Plan Option activity for the three months ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	7,471,332	$1.15
Granted during the period	60,000	1.00
Expired or forfeited during the period	(20,666)	$7.15

Balance, end of the period	7,510,666	$1.41

Exercisable at end of the period	4,234,416	$1.13

The Company’s 4,207,750 outstanding exercisable Plan Options at December 31, 2007 not subject to the cancellation and re-grant discussed above have a remaining life of approximately 3.2 years and exercise prices ranging from $0.71 to $2.28 per share. The Company’s 26,666 outstanding exercisable Plan Options subject to this cancellation and re-grant have a remaining life of less than 1 year and an exercise price of $22.50 per share.

As of December 31, 2007, the Company had 2,431,390 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2007, the Company had 2,071,174 outstanding Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Three months ended Dec 31, 2007	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January – December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

October 2005 – August 2006	295,000	$1.00	Oct 2009 – Aug 2010
March – September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July – September 2005	225,000	$1.10	July – Sept 2009
January – March 2005	215,000	$1.65	Jan – Feb 2009
January 2005	30,000	$2.50	January 2009
January 2005	50,000	$3.50	January 2009
December 2004	59,240	$3.376	Mar 2008 – Dec 2009
Year ended September 30, 2005	579,240

May 2004	35,000	$2.25	May 2009
June 2004	200,000	$2.50	June 2008
Year ended September 30, 2004	235,000

Total Non Plan consultant options as of December 31, 2007	2,071,174

290,000 of the above options were not vested as of December 30, 2007, including 125,000 $2.50 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract. Of the balance of the unvested options, 40,000 were issued during the year ended September 30, 2007 and the balance was issued during the three months ended December 31, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2007, the Company had outstanding vested warrants to purchase an aggregate of 2,857,535 shares of common stock, inclusive of warrants issued in connection with various financings, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees - common share offering - March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures - March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures - December 2004	737,114	$1.65	December 2009
Series A-10 Preferred - December 2004	909,083	$1.50	December 2009
Onstream Merger - December 2004	74,050	$3.376	April 2008

Total warrants as of December 31, 2007	2,857,535

In March and April 2006, in connection with the sale of the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 987,500 shares of ONSM common stock, which included selling agent fees, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. Starting one year after issuance, the warrants include a cashless exercise feature, which provides that in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

In December 2004, in connection with the sale of the 8% Convertible Debentures, the Company issued five-year warrants to purchase 1,957,500 common shares of ONSM, which included selling agent fees, exercisable for $1.65 per share. In February and April 2005, in connection with the sale of the Additional 8% Convertible Debentures the Company issued five-year warrants to purchase 978,750 common shares of ONSM, which included selling agent fees, exercisable for $1.65 per share.

The number of shares of ONSM common stock that can be issued upon the exercise of the $1.65 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 9.999% of the Company’s issued and outstanding common stock.

See Note 5 related to certain registration payment arrangements and related provisions contained in the above $1.50 and $1.65 warrants.

NOTE 9: SUBSEQUENT EVENTS

During August 2007, the Company entered into an agreement with ASPA-Japan Co., Ltd. (“ASPA”) a leading video application service provider, whereby ASPA was to serve as the exclusive sales agent in certain Middle Eastern countries for all of the Company’s products and services and was to have been paid commissions on all sales made by them in the region. In exchange for this exclusivity, which had an initial term of five years, ASPA was to pay the Company a fee of $1.0 million, of which $50,000 was paid in advance and the balance was due on or before September 30, 2007. An additional $50,000 was paid by ASPA during November 2007. On January 15, 2008, ASPA agreed to forfeit the $100,000 already paid by them, as well as all rights under the previous agreement. At the same time, the Company agreed to reinstate the agreement, provided ASPA pay the remaining $900,000 within one year and the territories are still available at the time of such payment. The $100,000 was included in deferred income as of December 31, 2007 and, based on ASPA’s forfeiture of that amount, will be recognized as other income in January 2008 (net of $18,750 commission payable by the Company to the former Auction Video shareholders). In addition, the Company is continuing to pursue several direct sales opportunities in certain Middle Eastern countries.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications. We had approximately 100 full time employees as of December 31, 2007, with operations organized in two main operating groups:

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

Our Digital Media Services Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. Charges to customers by the Smart Encoding and UGC divisions are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed. The EDNet division primarily generates revenue from customer usage of digital telephone connections controlled by them. EDNet purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s usage of those services.

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

Results of Operations

Our consolidated net loss for the three months ended December 31, 2007 was approximately $1.7 million ($0.04 loss per share) as compared to a loss of approximately $3.5 million ($0.21 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $1.8 million (51%). The decreased net loss was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the quarter ended December 31, 2006 and the resulting write-off of unamortized discount as interest expense at that time. Similar transactions did not occur in the quarter ended December 31, 2007.

In addition to the above, our results of operations for the three months ended December 31, 2007 included the Infinite Conferencing and Auction Video acquisitions that we consummated after December 31, 2006 and that were therefore not reflected in the results of our operations for the three months then ended.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE
	Three Months Ended December 31,
	2007	2006
Revenue:

DMSP and hosting	6.1%	3.9%
Network usage	14.1	24.3
Webcasting	35.9	46.0
Audio and web conferencing	40.0	-
Other	3.9	25.8
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	2.4	1.6
Network usage	5.5	10.7
Webcasting	10.7	15.5
Audio and web conferencing	7.7	-
Other	3.7	10.9

Total costs of revenue	30.0%	38.7%

Gross margin	70.0%	61.3%

	PERCENTAGE OF REVENUE
	Three Months Ended December 31,
	2007	2006

Operating expenses:
Compensation	54.3%	58.8%
Professional fees	16.0	22.9
Other general and administrative	15.0	17.8
Depreciation and amortization	23.4	31.3
Total operating expenses	108.7%	130.8%

Loss from operations	(38.7)%	(69.5)%

Other income (expense), net:
Interest income	0.0	0.2
Interest expense	(0.1)	(86.1)
Debt extinguishment loss	-	(6.1)
Other income, net	0.4	1.2
Total other income (expense), net	0.3%	(90.8)%

Net loss	(38.4)%	(160.3)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent

Total revenue	$4,452,307	$2,174,513	$2,277,794	104.7%
Total costs of revenue	1,333,537	841,651	491,886	58.4%
Gross margin	3,118,770	1,332,862	1,785,908	134.0%

General and administrative expenses	3,798,368	2,162,995	1,635,373	75.6%
Depreciation and amortization	1,041,308	681,723	359,585	52.7%
Total operating expenses	4,839,676	2,844,718	1,994,958	70.1%

Loss from operations	(1,720,906)	(1,511,856)	209,050	13.8%

Other income (expense)	12,356	(1,975,589)	(1,987,945)	(100.6)%

Net loss	$(1,708,550)	$(3,487,445)	$(1,778,895)	(51.0)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.5 million for the three months ended December 31, 2007, an increase of approximately $2.3 million (105%) from the corresponding prior fiscal year quarter, due to increased revenues of the Web Communications Services Group.

Web Communications Services Group revenues were approximately $3.4 million for the three months ended December 31, 2007, an increase of approximately $2.4 million (229%) from the corresponding prior fiscal year quarter. This increase was primarily due to approximately $1.8 million of audio and web conferencing revenues recognized since the Infinite Merger on April 27, 2007, having no effect in the corresponding prior fiscal year quarter, although we also experienced an approximately $598,000 (60%) increase in webcasting division sales over the corresponding prior fiscal year quarter, arising from increased production services sales and a continuation of the past growth in our sales of higher priced video webcasts. Our revenues from audio webcasts, although having a much lower per-event price than video webcasts, have also increased significantly in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, primarily due to an approximately $152,000 increase in revenues generated via a single reseller of our financial webcasts. The number of webcasts produced increased to approximately 2,000 webcasts for the three months ended December 31, 2007, versus approximately 1,200 webcasts for the corresponding prior fiscal year quarter, and the average revenue per webcast event decreased slightly to approximately $789 for the current fiscal year quarter as compared to approximately $810 for the prior fiscal year quarter.

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

We expect the remaining fiscal 2008 revenues of the Web Communications Services Group to continue to exceed the corresponding fiscal 2007 amounts, including the continuation of audio and web conferencing revenues we began to recognize in May 2007 as a result of the Infinite Merger. We also expect revenues from the webcasting division to exceed the corresponding prior year amounts, due to the specific contracts noted above, as well as the results of our focus on building sales in the higher per-event priced product segment that capitalizes on our proprietary feature set, including slides, chat, polling and streaming video solutions.

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

We recently announced an upgrade to our webcasting service, featuring broadcast quality video using the industry standard 16:9 aspect ratio and called Visual Webcaster HD™. The new upgrade includes the ability to use high definition cameras and other HD sources input via SDI (Serial Digital Interface) into our encoders, providing a broadcast-quality experience. In addition, we have announced the expected deployment of iEncode™, a full-featured, turnkey, standalone webcasting solution, being designed to operate inside a corporate LAN environment with multicast capabilities.  Both Visual Webcaster HD and iEncode will be fully compatible with the DMSP for archiving, intelligent indexing and retrieval and are expected to be available by the end of the second quarter of fiscal 2008.

Digital Media Services Group revenues were approximately $1.0 million for the three months ended December 31, 2007, a decrease of approximately $96,000 (9%) from the corresponding prior year period. This decrease was primarily due to a decrease in smart encoding revenues arising from (i) an approximately $110,000 decrease in sales to a single customer from approximately $166,000 in the first fiscal 2007 quarter to approximately $56,000 in the first fiscal 2008 quarter, as well as (ii) an approximately $246,000 decrease in sales due to the January 2007 discontinuance of work for Discovery Education, Inc.. The effect of these items were offset by an increase in EDNET usage revenues of approximately $98,000 (19%) during the three months ended December 31, 2007, versus the corresponding prior year period.

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

Consolidated gross margin was approximately $3.1 million for the three months ended December 31, 2007, an increase of approximately $1.8 million (134%) from the corresponding prior fiscal year quarter. This increase was primarily due to approximately $1.4 million gross margin on the audio and web conferencing revenues recognized since the Infinite Merger on April 27, 2007, having no effect in the corresponding prior fiscal year quarter, although we also experienced an approximately $459,000 (69%) increase in webcasting gross margin over the corresponding prior fiscal year quarter. This increase in webcasting gross margin was primarily due to an increase in the number of events, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs. The above increases in gross margin were partially offset by a decrease in smart encoding gross margin, arising primarily from decreased sales to the two smart encoding customers discussed above.

The consolidated gross margin percentage was 70.0% for the three months ended December 31, 2007, versus 61.3% for the corresponding prior fiscal year quarter. This increase was primarily due to an 80.8% gross margin percentage on Infinite’s audio and web conferencing revenues, which is higher than our historical gross margin experience, although we also experienced increased gross margin percentages for EDNet usage and webcasting for the three months ended December 31, 2007, versus the corresponding prior fiscal year quarter.

Based on our sales expectations discussed above, as well as anticipated higher than our historical gross margin percentages on audio and web conferencing revenues, we expect gross margin for the remainder of fiscal year 2008 to exceed the corresponding prior period amounts, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $4.8 million for the three months ended December 31, 2007, an increase of approximately $2.0 million (70%) over the corresponding prior fiscal year quarter, primarily from increased compensation and depreciation and amortization expense.

Compensation expense for the three months ended December 31, 2007 was approximately $1.1 million (89%) greater than the corresponding prior fiscal year quarter. This increase is primarily due to (a) approximately $541,000 of compensation expense recognized as a result of the Infinite Merger since April 27, 2007, having no effect in the corresponding prior fiscal year quarter, (b) approximately $342,000 of increased executive and administrative staff compensation, including the effect of contractual raises as well as the impact of non-cash equity compensation arising from service and performance-based options granted in connection with new executive employment contracts approved by our Board in September 2007, and (c) approximately $123,000 of increased webcasting division compensation, primarily for sales staff increases as well as commissions on increased webcasting sales.

Depreciation and amortization expense for the three months ended December 31, 2007 was approximately $360,000 (53%) greater than the corresponding prior fiscal year quarter. This increase was due to the amortization and depreciation of the tangible and intangible assets acquired as a result of our March 2007 acquisition of Auction Video and our April 2007 acquisition of Infinite Conferencing, having no effect in the corresponding prior fiscal year quarter.

As a result of the factors discussed above, including but not limited to the recent acquisitions of Auction Video and Infinite Conferencing, we expect our consolidated operating expenses to exceed the corresponding prior period amounts for the remainder of fiscal year 2008.

Other Income (Expense)

Other income of approximately $12,000 for the three months ended December 31, 2007 represented the elimination of the approximately $2.0 million in other expense recognized for the three months ended December 31, 2006. This was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the quarter ended December 31, 2006 and the resulting write-off of unamortized discount as interest expense at that time. Similar transactions did not occur in the quarter ended December 31, 2007.

As of December 31, 2007, we had no further 8% Senior or Subordinated Convertible Debentures outstanding and therefore we anticipate our interest expense during the remainder of fiscal 2008 to be less than recorded in the corresponding prior year periods. However, we expect our interest expense to increase as compared to current levels, as a result of a line of credit arrangement we entered into as of December 2007 with a financial institution, under which we can borrow up to an aggregate of $1.0 million for working capital, secured by our accounts receivable and bearing interest at prime plus 8%. We have received $515,015 funding under this arrangement as of December 31, 2007, which we expect to replace with funding under the separate $1.5 million equipment financing commitment also obtained in December 2007. The outstanding balance under this equipment financing will bear interest at 12% per annum, payable monthly in cash or restricted stock, at our option. An origination fee of $150,000 is payable within ten (10) days of the initial funding under the arrangement, in a single issuance of restricted stock or in ten equal monthly cash installments, at our option. Principal may be repaid at any time, but no later than three (3) years after the date of the agreement and may be paid in cash or restricted stock, at our option. All payments in restricted stock are priced at seventy-five percent (75%) of the average ONSM closing price for the twenty (20) trading days prior to the date the applicable payment is due. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. As of February 8, 2008, we had not received any funding under this arrangement.

In accordance with the accounting rules for debt extinguishments, the renegotiated note payable to J&C Resources was recorded at its fair value at the date the modifications, primarily conversion rights, were approved by our Board of Directors, which value was significantly higher than the value at the time the modifications were renegotiated with the lender two weeks earlier. That accounting resulted in our recognition of a non-cash debt extinguishment loss during the three months ended December 31, 2006 of $135,000, which was the difference between the $435,000 fair value of the ONSM shares that the note was convertible into as of the Board approval date and the $300,000 face value of the note. At the time it was renegotiated, the note was convertible into ONSM shares with a value equal to or less than the face value of the note.

Liquidity and Capital Resources

Although our financial statements for the three months ended December 31, 2007 reflect a net loss of approximately $1.7 million, cash provided by operations for that period was approximately $114,000. Also, we had cash of approximately $1.0 million and working capital of approximately $306,000 at December 31, 2007. Also, in December 2007, we obtained two financing facilities - a) a line of credit arrangement under which we can borrow up to an aggregate of $1.0 million for working capital, secured by our accounts receivable and b) an equipment financing line of credit arrangement under which we can borrow up to an aggregate of $1.5 million for equipment purchases, including purchases made and paid for by us during the twelve (12) months prior to the date of the agreement. We have received $515,015 funding under the line of credit arrangement as of December 31, 2007, which we expect to eventually replace with funding under the separate $1.5 million equipment financing commitment. Therefore, we believe that we have sufficient capital resources to fund our continued operations.

In accordance with the terms of our acquisition of Infinite Conferencing, we agreed to pay any difference between $2.0 million and the proceeds of the sale of first 688,311 shares issued to the former shareholders of Infinite. On December 27, 2007, the former Infinite shareholders notified us that the first 688,311 shares had been sold by them for $1,041,601, which would require an additional payment by us in cash or shares of approximately $958,399. On January 15, 2008, in accordance with the notice and proof requirements in the governing documents, we sent the former Infinite shareholders a dispute notice and requested additional documentation to support these calculations, which we received and are currently reviewing for adequacy and to prepare our expected response on or about February 14, 2008. In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable and, regardless of the ongoing negotiations between the parties, we have concluded that these conditions were substantively met as of December 31, 2007, and as a result recorded a current liability on our financial statements as of that date for the amount claimed.

We plan to pay $100,000 against this obligation on or about February 14, 2008 and believe that our plan to make this and future payments at reasonable intervals until this obligation is satisfied does not violate the governing documents, although a defined payment schedule is not included in those documents nor has one been agreed to with the former Infinite shareholders. Based on certain restrictions, we have estimated that we will be able to issue no more than approximately 80,000 additional ONSM shares to satisfy any additional payment that is required, which would be valued at the average share price for the thirty days prior to such issuance. The closing ONSM share price was $0.71 per share on February 8, 2008.

We expect increases in our operating expenses during fiscal year 2008 arising from a Sarbanes-Oxley 404 compliance program. We may be able to defer these expenses based on the status of regulatory changes in this area, although at this point the continuation of past deferrals of these expenses is not considered likely and we currently anticipate expending up to $150,000 in the first year. We also anticipate additional operating expenses in fiscal year 2008 related to the continuation of our marketing program expansion that began in previous fiscal years, although we cannot guarantee that this expansion will be continued or that our marketing efforts will be successful.

Projected capital expenditures for the next twelve months total approximately $1.1 million (including the payment of approximately $251,000 in accounts payable at December 31, 2007 which will not be reflected as capital expenditures in our cash flow statement until it is paid), which includes software and hardware upgrades to the DMSP and the webcasting system infrastructure.

As of February 8, 2008, there were approximately 720,000 registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices of $1.10 or less and an average exercise price of approximately $1.06 per share. The closing ONSM share price was $0.76 per share on February 8, 2008.

Our accumulated deficit was approximately $97.2 million at December 31, 2007. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

Other than working capital which may become available to us through the exercise of outstanding options and warrants or from further borrowing against our receivables and/or equipment, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that we will be able to further borrow against our receivables and/or equipment, or that we will increase our revenues and/or control our expenses to a level sufficient to continue and/or provide positive cash flow.

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

Cash provided by operating activities was approximately $114,000 for the three months ended December 31, 2007, as compared to approximately $761,000 used by operations for the corresponding prior fiscal year quarter. The $114,000 reflects our net loss of approximately $1.7 million, reduced by approximately $1.8 million of non-cash expenses included in that loss and also reduced by approximately $57,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the three months ended December 31, 2007 is primarily due to an approximately $78,000 increase in accounts payable. This compares to a net increase in non-cash working capital items of approximately $296,000 for the prior fiscal year. The primary non-cash expenses included in our loss for the three months ended December 31, 2007 were approximately $1.0 million of depreciation and amortization, approximately $370,000 of amortization of deferred professional fee expenses paid for by issuing stock and options and approximately $360,000 of employee compensation expense arising from the issuance of stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $114,000 for the three months ended December 31, 2007 as compared to approximately $273,000 for the corresponding prior fiscal year quarter. Current and prior period investing activities related to acquisition of property and equipment.

Cash provided by financing activities was approximately $459,000 for the three months ended December 31, 2007 as compared to approximately $3.5 million for the corresponding prior fiscal year quarter. Current period financing activities primarily related to loans and notes payable, net of repayments, while the prior period financing activities were primarily related to approximately $2.3 million net proceeds from the sale of common shares issued upon exercise of previously issued common stock warrants and options plus approximately $1.2 million from loans and notes payable, net of repayments.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $26.5 million at December 31, 2007, representing approximately 73% of our total assets and 83% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2007 includes approximately $2.1 million (net of depreciation) related to the DMSP.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2007. You should carefully review this Form 10-QSB in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from December 8, 2007 through December 31, 2007, we issued 37,425 shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $49,000 over the service period. None of these shares were issued to ONSM directors or officers.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 – Section 906 Certification of Chief Executive Officer

32.2 – Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation, a Florida corporation

Date: February 14, 2008	/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer