Form 10QSB
period 2008-03-31
Onstream Media CORP
filed 2008-05-15
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes (x) No ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ( ) No (x)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 9, 2008 the registrant had issued and outstanding 42,343,326 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ( ) No (x)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$440,611	$560,230
Accounts receivable, net of allowance for doubtful accounts of $52,284 and $65,254, respectively	2,598,542	2,620,177
Prepaid expenses	578,543	565,649
Inventories	78,466	85,459
Other current assets	139,611	137,632
Total current assets	3,835,773	3,969,147

PROPERTY AND EQUIPMENT, net	4,535,293	5,551,026
INTANGIBLE ASSETS, net	4,416,104	5,108,604
GOODWILL, net	21,696,948	21,696,948
OTHER NON-CURRENT ASSETS	278,548	157,931

Total assets	$34,762,666	$36,483,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,180,506	$2,266,134
Amounts due to shareholders and officer	109,419	109,419
Deferred revenue	99,612	215,400
Notes and leases payable - current portion, net of discount	1,627,138	138,629
Total current liabilities	4,016,675	2,729,582

Notes and leases payable, net of current portion	351,775	255,329

Total liabilities	4,368,450	2,984,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 71,963 and 69,196 issued and outstanding, respectively	7	7
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 42,340,794 and 41,880,707 issued and outstanding, respectively	4,234	4,188
Additional paid-in capital	129,623,817	129,090,403
Unamortized discount	(59,392)	(98,491)
Accumulated deficit	(99,174,450)	(95,497,362)
Total stockholders’ equity	30,394,216	33,498,745

Total liabilities and stockholders’ equity	$34,762,666	$36,483,656

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended March 31,			Three Months Ended March 31,
	2008	2007		2008	2007
REVENUE:
DMSP and hosting	$728,897		$249,816	$456,920	$165,613
Network usage	1,144,606		1,071,787	516,645	542,027
Webcasting	2,889,398		2,077,941	1,291,949	1,078,473
Audio and web conferencing	3,598,456		-	1,818,782	-
Other	377,253		840,300	202,007	279,218
Total revenue	8,738,610		4,239,844	4,286,303	2,065,331

COSTS OF REVENUE:
DMSP and hosting	243,658		99,131	137,528	63,641
Network usage	472,197		442,679	227,688	209,854
Webcasting	965,312		689,798	488,764	352,542
Audio and web conferencing	700,169		-	357,903	-
Other	357,555		436,495	193,471	200,415
Total costs of revenue	2,738,891		1,668,103	1,405,354	826,452

GROSS MARGIN	5,999,719		2,571,741	2,880,949	1,238,879

OPERATING EXPENSES:
General and administrative:
Compensation	5,014,043		2,750,837	2,597,424	1,472,987
Professional fees	1,183,115		1,797,796	472,142	1,298,856
Other	1,341,596		874,520	670,819	488,315
Depreciation and amortization	2,099,781		1,173,838	1,058,474	492,115
Total operating expenses	9,638,535		6,596,991	4,798,859	3,752,273

Loss from operations	(3,638,816)		(4,025,250)	(1,917,910)	(2,513,394)

OTHER INCOME (EXPENSE), NET:
Interest income	1,781		47,651	803	44,050
Interest expense	(29,789)		(7,463,133)	(23,418)	(5,592,038)
Debt extinguishment loss	-		(135,000)	-	-
Other income, net	57,671		49,663	39,922	22,758

Total other income (expense), net	29,663		(7,500,819)	17,307	(5,525,230)

Net loss	$(3,609,153)	$	(11,526,069)	$(1,900,603)	$(8,038,624)

Loss per share - basic and diluted:

Net loss per share	$(0.09)		$(0.52)	$(0.05)	$(0.29)

Weighted average shares of common stock outstanding – basic and diluted	42,168,872		22,104,975	42,205,763	27,753,369

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2008

(Unaudited)

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2007	69,196	$7	41,880,707	$4,188	$129,090,403	$(98,491)	$(95,497,362)	$33,498,745
Issuance of shares, warrants and options for consultant services	-	-	460,087	46	744,397	-	-	744,443
Issuance of shares and options for employee services	-	-	-	-	719,737	-	-	719,737
Obligation for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing	-	-	-	-	(958,399)	-	-	(958,399)
Dividends accrued or paid on Series A-10 preferred	2,767	-	-	-	27,679	39,099	(67,935)	(1,157)
Net loss	-	-	-	-	-	-	(3,609,153)	(3,609,153)

Balance, March 31, 2008	71,963	$7	42,340,794	$4,234	$129,623,817	$(59,392)	$(99,174,450)	$30,394,216

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,609,153)	$(11,526,069)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,099,781	1,173,838
Amortization of deferred professional fee expenses paid with equity	625,050	1,347,254
Compensation expenses paid with equity	719,736	-
Amortization of discount on convertible debentures	-	2,290,995
Amortization of discount on notes payable	3,736	5,019,541
Interest expense paid in common shares and options	-	108,754
Debt extinguishment loss	-	135,000
Decrease in allowance for doubtful accounts	6,407	10,461
Gain from settlements of obligations and sales of equipment	(16,199)	(3,607)
Net cash (used in) operating activities, before changes in current assets and liabilities	(170,642)	(1,443,833)
Changes in current assets and liabilities, net of effect of acquisitions:
Decrease in accounts receivable	15,228	88,507
(Increase) Decrease in prepaid expenses	(14,300)	59,993
(Increase) Decrease in other current assets	(1,979)	32,476
Decrease (Increase) in inventories	6,993	(15,258)
(Decrease) in accounts payable and accrued liabilities	(119,315)	(648,777)
(Decrease) in deferred revenue	(115,788)	(167,095)
Net cash (used in) operating activities	(399,803)	(2,093,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(330,293)	(818,706)
Payments in connection with the acquisition of Auction Video		(543,794)
Payment of accounts payable and accrued liabilities assumed at time of Onstream Merger	-	(100,718)
Net cash (used in) investing activities	(330,293)	(1,463,218)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and notes payable, net of expenses	$882,055	$2,050,000
Proceeds from sale of common shares, net of expenses	-	6,711,801
Repayment of loans, notes and leases payable	(271,578)	(363,794)
Net cash provided by financing activities	610,477	8,398,007

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(119,619)	4,840,802

CASH AND CASH EQUIVALENTS, beginning of period	560,230	222,963

CASH AND CASH EQUIVALENTS, end of period	$440,611	$5,063,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$49,331	$82,894

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligation arising for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing - see note 2 for assets acquired and liabilities assumed	$958,399	$-
Issuance of shares, warrants and options for consultant services	$744,443	$1, 932,237
Issuance of shares and options for employee services	$719,737	$-
Issuance of A-10 preferred shares for dividends	$27,679	$209,110
Sale of common shares for restricted cash	$-	$2,137,500
Obligation for cash fee to placement agent, from restricted cash received for sale of common shares	$-	$149,625
Issuance of warrants to placement agent for sale of common shares	$-	$100,743
Issuance of common shares and options for interest	$-	$5,029,032
Issuance of shares for payment of accounts payable	$-	$122,000
Conversion of Series A-10 convertible preferred to common shares	$-	$1,998,350
Conversion of 8% Convertible Debentures to common shares	$-	$5,299,154
Conversion of notes payable to common shares	$-	$3,100,000
Issuance of shares for acquisition of Auction Video	$-	$1,500,000
Purchase of software and equipment with payment to vendor deferred past established trade terms, pending Company obtaining financing	$178,336	$281,250
Cumulative effect of change in accounting principle - adoption of FSP EITF 00-19-2, resulting in reversal of previous reclassifications from equity to liability	$-	$2,416,891

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

The Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient on-line search, retrieval, and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP. The DMSP division provides an on-line, subscription based service that includes access to enabling technologies and features for the Company’s clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. The UGC division, which also operates as Auction Video - see note 2, provides a video ingestion and flash encoder that can be used by the Company’s clients on a stand-alone basis or in conjunction with the DMSP.

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
MARCH 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that the Company is an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $99.2 million as of March 31, 2008. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2007, ONSM had a net loss of approximately $14.8 million and cash used in operations of approximately $2.3 million. For the six months ended March 31, 2008, ONSM had a net loss of approximately $3.6 million and cash used in operations of approximately $400,000. Furthermore, the Company had a working capital deficit of approximately $181,000 at March 31, 2008.

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
MARCH 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to the short maturity of the instruments.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $52,000 and $65,000, at March 31, 2008 and September 30, 2007, respectively.

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
MARCH 31, 2008

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

The Company includes the DMSP and UGC divisions’ revenues, along with the Smart Encoding division’s revenues from hosting, storage and streaming, in the DMSP and hosting revenue caption. The Company includes the Travel division revenues, the EDNet division’s revenues from equipment sales and rentals and the Smart Encoding division’s revenues from encoding and editorial services in the Other revenue caption.

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

EDNet sells various audio codecs and video transport systems, equipment which enables its customers to collaborate with other companies or with other locations. As such, revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after the equipment is installed and successfully operating. All sales are final and there are no refund rights or rights of return. EDNet leases some equipment to customers under terms that are accounted for as operating leases. Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life. All leases of the related equipment contain fixed terms.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2007 and March 31, 2008 is immaterial in relation to the Company’s recorded liabilities.

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

Deferred revenue represents amounts billed to customers for webcasting, EDNet, smart encoding or DMSP services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in non-refundable smart encoding fees during the year ended September 30, 2006 that were not included in the revenue reported for that period. Based on applicable accounting literature, including SAB 104, “Revenue Recognition”, the Company recognized this amount as revenue during the six months ended March 31, 2007. Deferred revenue included $50,000 at September 30, 2007, which in addition to another $50,000 the Company received in November 2007 were payments received from ASPA-Japan Co., Ltd. (“ASPA”) in connection with an exclusive sales agency agreement which was terminated in January 2008. The Company recognized these payments, net of $18,750 commissions paid to the former Auction Video shareholders, as other income for the six and three months ended March 31, 2008 - see note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred, were approximately $272,000 and $100,000 for the six months ended March 31, 2008 and 2007, respectively.

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

Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses for the six and three months ended March 31, 2008 and 2007, respectively. The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes - amortization of loan discount, amortization of customer lists, inventory and receivable reserves, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of its fiscal year beginning October 1, 2007. However, as of the date of such adoption and as of March 31, 2008, the Company has not taken, nor recognized the financial statement impact of, any material tax positions, as defined by FIN 48. The Company’s policy is to recognize as non-operating expense interest or penalties related to income tax matters at the time such payments become probable, although it had not recognized any such material items in its statement of operations for the six or three months ended March 31, 2007 or 2008. The tax years ending September 30, 2004 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

For the six and three months ended March 31, 2008 and 2007, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 14,664,063 and 11,441,219 at March 31, 2008 and 2007, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2008 have been excluded from the calculation of weighted average shares outstanding: 71,963 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 719,630 shares of ONSM common stock. The potential dilutive effects of the following convertible securities previously outstanding at March 31, 2007 were excluded from the calculation of weighted average shares outstanding: 252,059 shares of Series A-10 which could have potentially converted into 2,520,590 shares of ONSM common stock.

Equity Compensation to Employees and Consultants

The Company has a stock based compensation plan for its employees (the “Plan”).  In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the six and three months ended March 31, 2008 and 2007 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. The fair value of each Plan option first expensed during the six and three months ended March 31, 2008 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility from 78% to 81%, risk-free interest rate of 4.1% to 6.25%, expected dividends of $0 and expected term of 5 to 6.5 years, the full term of the related options. There were no Plan options expensed during the six or three months ended March 31, 2007.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed as professional fees at the time the services contemplated by the options are provided to the Company. The fair value of each Non-Plan option first expensed during the six and three months ended March 31, 2008 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 79%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 4 years, the full term of the related options. For Non-Plan options first expensed during the six and three months ended March 31, 2007, the expected volatility was 56% to 112% and the expected term was 2 to 4 years.

See Note 8 for additional information related to all stock option issuances.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Accounts payable and accrued liabilities includes approximately $635,000 and $578,000 as of March 31, 2008 and September 30, 2007 respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2007. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of March 31, 2008 and the results of their operations and cash flows for the six and three months ended March 31, 2008 and 2007. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2008.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	March 31, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$12,000,887	$-	$12,000,887	$12,000,887	$-	$12,000,887
Acquired Onstream	8,421,401	-	8,421,401	8,421,401	-	8,421,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	21,696,948	-	21,696,948	21,696,948	-	21,696,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,583,604	(825,000)	3,758,604	4,583,604	(375,000)	4,208,604
Auction Video - customer lists, patent pending and consulting/non- competes	1,157,500	(500,000)	657,500	1,150,000	(250,000)	900,000
Total intangible assets	5,741,104	(1,325,000)	4,416,104	5,733,604	(625,000)	5,108,604

Total goodwill and other acquisition-related intangible assets	$27,438,052	$(1,325,000)	$26,113,052	$27,430,552	$(625,000)	$26,805,552

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
MARCH 31, 2008

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

At the closing of the Infinite Merger, the Company entered into a lock-up agreement with the former Infinite shareholders that limits the number of shares that they may sell, to 25% per quarter and/or weekly sales of 30,000 shares, commencing with the June 15, 2007 registration of such shares with the SEC and which percentage and weekly limitation may be increased at our option. The lock-up agreement also provides that in the event that the accumulated gross proceeds of the sale of first 50% of the 1,376,622 shares issued to them is less than $2.0 million, the Company, at its sole option but provided that all securities to be issued in connection with the merger agreement and any related financing or other transactions do not exceed 19.99% of ONSM outstanding common stock at the measurement date, would pay the difference in registrable ONSM common shares, or cash to the extent required by the 19.99% restriction. On December 27, 2007, the former Infinite shareholders notified the Company that the first 688,311 shares had been sold by them for $1,041,601, which would require an additional payment by the Company in cash or shares of approximately $958,399. In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable. The Company concluded that these conditions were substantively met as of December 31, 2007, and accordingly recorded the liability on its financial statements as of that date, which was offset by a reduction in additional paid in capital. Furthermore, on March 12, 2008, the Company executed collateralized promissory notes payable to the former Infinite shareholders in final settlement of this obligation - see note 4.

In connection with the merger agreement, the Company entered into two employment contracts and one consulting contract with three key Infinite executives. The employment contracts include five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years - see Note 8. As a result of the April 2008 expiration and non-renewal of one of the employment contracts, 50,000 of these options were forfeited. The employment and consulting contracts contain non-compete provisions with a minimum term of three years from the merger closing.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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
MARCH 31, 2008

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

The following table sets forth the unaudited pro-forma consolidated results of operations for the six and three months ended March 31, 2007, giving effect to the Infinite Merger as if the acquisition had occurred as of the beginning of the period:

	Six months ended March 31, 2007	Three months ended March 31, 2007
Revenues	$7,667,489		$3,897,374
Net loss	$(10,841,776)	$	(7,571,566)
Net loss per share	$(0.37)		$(0.22)

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
MARCH 31, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video - March 27, 2007 (Continued)

The Company allocated $2,046,996 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes, with depreciation over a three-year life commencing April 2007 - see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and are reflected in other current and non-current assets as of September 30, 2007, and in other current assets as of March 31, 2008, being amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $46,996.

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
MARCH 31, 2008

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
MARCH 31, 2008

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31,	September 30,	Useful Lives
	2008	2007	(Years)
Equipment and software	$9,818,717	$9,466,448	1-5
DMSP	4,811,770	4,784,875	3
Travel video library	1,368,112	1,368,112	2
Furniture and fixtures	179,205	179,205	5-7
Capitalized internal use software	558,485	558,485	3
Leasehold improvements	296,652	296,652	5
	17,032,941	16,653,777
Less: Accumulated depreciation and amortization	(12,497,648)	(11,102,751)

Net book value	$4,535,293	$5,551,026

Depreciation and amortization expense for property and equipment was approximately $1,400,000 and $984,000 for the six months ended March 31, 2008 and 2007, respectively. Depreciation and amortization expense for property and equipment was approximately $709,000 and $484,000 for the three months ended March 31, 2008 and 2007, respectively.

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
MARCH 31, 2008

NOTE 3: PROPERTY AND EQUIPMENT (Continued)

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

NOTE 4: NOTES PAYABLE

Notes payable consist of the following as of March 31, 2008 and September 30, 2007:
	March 31, 2008	September 30, 2007
Note payable to a financial institution, collateralized by accounts receivable, interest at prime plus 8%, payable monthly. Revolving line of credit expiring December 2009.	$915,045	$-
Notes payable to former Infinite shareholders, collateralized by subordinated liens on all assets other than accounts receivable, principal payable in monthly installments through July 2009, interest at 12% per annum payable at maturity	770,742	-
Capitalized software and equipment leases	322,380	393,958
Total notes payable	2,008,167	393,958
Less: discount on notes payable	(29,254)	-
Notes payable, net of discount	1,978,913	393,958
Less: current portion	(1,627,138)	(138,629)
Long term notes payable, net of discount and current portion	$351,775	$255,329

In December 2007, the Company entered into a line of credit arrangement with a financial institution under which it can borrow up to an aggregate of $1.0 million for working capital, collateralized by its accounts receivable. The outstanding balance bears interest at prime plus 8% per annum, payable monthly in arrears. The Company paid initial origination and commitment fees aggregating $20,015 and a commitment fee of $10,000 will be due for the second and any subsequent year. The outstanding principal may be repaid at any time, but no later than two (2) years after the date of the agreement, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice. The loan is also subject to the Company maintaining an adequate level of receivables, based on certain formulas, as well as its compliance with debt service coverage and minimum tangible net worth covenants. The Company received a waiver from the lender with respect to lack of compliance with the tangible net worth covenant as of March 31, 2008. The Company has received $915,045 funding under this arrangement as of March 31, 2008, which the Company expects to eventually replace in part with funding under the separate $1.5 million equipment financing discussed below. Mr. Leon Nowalsky, a member of the Company’s Board of Directors, is also a founder and board member of the lender.

At the time of the April 27, 2007 Infinite Merger (see note 2), the Company entered into a lock-up agreement with the former Infinite shareholders (the "Infinite Shareholders") that provided that in the event the accumulated gross proceeds of the sale of certain shares issued to them in connection with that merger were less than a contractually defined amount, the Company would pay the difference. On December 27, 2007, the Infinite Shareholders notified the Company that those shares had been sold by them for proceeds which under the lock-up agreement would require the Company to pay an additional $958,399. The Company recorded this amount as a liability as of December 31, 2007, which was offset by a reduction in additional paid in capital and on February 14, 2008, the Company paid $100,000 against this obligation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4: NOTES PAYABLE (Continued)

On March 12, 2008, the Company executed promissory notes (the “Infinite Notes”) payable to the Infinite Shareholders for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Aggregate note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid on both April 10 and May 9, 2008. Additional payments of (iii) $50,000 (fifty thousand dollars) will be due on the 10th of the following thirteen months and (iv) the final payment of $8,399 plus accrued interest will be due on July 10, 2009. The Infinite Notes are collateralized by all of the Company’s assets other than accounts receivable and are subordinated to the first $4.0 million of Company debt outstanding from time to time. The Company also agreed to pay in aggregate up to $7,500 of the Infinite Shareholders' legal expenses incurred in connection with negotiating this matter, which the Company, along with its own legal expenses in the matter, recorded as a note discount to be amortized as interest expense over the remaining term of the Infinite Notes. The Infinite Notes may be prepaid without penalty and all principal and interest thereunder, as well as the legal expenses, is payable in cash. The Infinite Notes provide that if any of certain identified events of default occur, which includes a scheduled payment not made and remaining unpaid after five days notice from the Infinite Shareholders, then or at any time during the continuance of the event of default, the Infinite Shareholders, at their option, may accelerate the maturity of the Infinite Notes and require all accrued interest and other amounts to become immediately due and payable.

In December 2007, the Company entered into an equipment financing line of credit arrangement with several individuals under which it could borrow up to an aggregate of $1.5 million for equipment purchases, including purchases made and paid for by the Company during the twelve (12) months prior to the date of the agreement. As of April 3, 2008, the Company had not drawn any funds under this arrangement and accordingly the Company notified the individuals that it was canceling the line of credit arrangement as of that date so that it might put together an alternative financing structure for the same purpose and up to the same dollar amount.

The terms of the Company’s Series A-10 Preferred Shares provide that the Company may not incur any additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares - see Note 6. In December 2007, the Company obtained consent from the single majority holder of the Series A-10 for the working capital line and the equipment financing discussed above. In March 2008, the consent was updated to cover the Infinite Notes, also discussed above.

As part of the Onstream Merger, the Company assumed a capital lease for software, which had an outstanding principal balance of $45,005 as of March 31, 2008. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. Accounts payable at March 31, 2008 includes $58,272 of past due payments related to this lease. See Note 2.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $277,375 as of March 31, 2008. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4: NOTES PAYABLE (Continued)

In accordance with APB 26, “Early Extinguishment of Debt”, and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, new debt instruments are to be recorded at fair value at the date of modification and that fair value is to be compared to the carrying value of the previous debt instrument in order to determine the debt extinguishment gain or loss, if any. A J&C Resources note executed by the Company following Board of Director approval of the modified terms on December 20, 2006, was recorded at a gross amount of $435,000, equivalent to the market value of the 245,902 shares that would be received upon its conversion. This value was based on the market value of $1.77 per ONSM share, which was the most recent daily closing price as of the date of Board approval of the terms of the new note, although the $1.22 conversion rate was based on negotiations that occurred with J&C only two weeks earlier when the market value was approximately $1.20 per ONSM share. The valuation based on the date of Board approval resulted in a debt extinguishment loss of $135,000, the difference between the $435,000 fair value and the $300,000 face value of the note, and such non-cash loss was reflected in the Company’s results of operations for the six months ended March 31, 2007. The gross carrying value of the new note was offset by the $135,000 value of the conversion feature, which was reflected by an increase to additional paid-in capital and resulted in the net carrying value of the note, prior to its conversion to common stock in March 2007, being equal to its $300,000 face value. There was no material difference between the effective interest rates of the old and new J&C notes.

NOTE 5: COMMITMENTS AND CONTINGENCIES

NASDAQ letter regarding share price requirement - The Company received a letter from NASDAQ dated January 4, 2008 indicating that it has 180 calendar days, or until July 2, 2008, to regain compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter from NASDAQ indicated that the Company’s non-compliance with that rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days. The Company may be considered compliant, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the July 2, 2008 deadline. If the Company is not considered compliant by July 2, 2008, but meets all other initial listing criteria for the NASDAQ Capital Market, it will be granted an additional 180 calendar day compliance period. The closing ONSM share price was $0.89 per share on May 9, 2008.

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
MARCH 31, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

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

Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company has concluded that (i) the terms discussed in the three preceding paragraphs above are registration payment arrangements as defined in the applicable accounting pronouncements, (ii) based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of March 31, 2008, that material payments under these registration payment arrangements are not probable, and (iii) therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of May 9, 2008, which condition could eventually affect its NASDAQ listing status, as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights - The Company has granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 were included in a registration statement declared effective by the SEC on June 15, 2007 and as of May 9, 2008 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

The Company has granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of May 9, 2008 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, the unregistered shares were originally issued in November and December 2006 and may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14. See Note 6 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

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
MARCH 31, 2008

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

As part of the above employment agreements, the Executives are eligible for a performance bonus, based on meeting revenue and cash flow objectives. In connection with this bonus program, the Company’s Compensation Committee and Board of Directors granted each of the Executives Plan Options to purchase an aggregate of 220,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. Up to one-half of these shares will be eligible for vesting on a quarterly basis and the rest annually, with the total grant allocated over a two-year period starting October 1, 2007. Vesting of the quarterly portion is subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per the Company’s statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. Vesting of the annual portion is subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 30% for the fiscal year over the prior year. In the event of quarter to quarter decreases in revenues and or cash flow, the options shall not vest for that quarter but the unvested quarterly options shall be added to the available options for the year, vested subject to achievement of the applicable annual goal. In the event options do not vest based on the quarterly or annual goals, they shall immediately expire. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require the Company to register the vested options. The Company has also agreed that this bonus program will continue after the initial two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place. The Company has determined that the performance objectives were met for the quarter ended December 31, 2007 and as a result recognized compensation expense of approximately $160,000 for the three months ended December 31, 2007, related to the vested quarterly portion of these options plus 25% of the annual portion that it expects to vest based on meeting the annual objectives. Although the Company has determined that the performance objectives were not met for the quarter ended March 31, 2008, it recognized compensation expense of approximately $160,000 for the three months ended March 31, 2008, related to the quarterly portion plus 25% of the annual portion, since it expects both to vest based on meeting the annual objectives.

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
MARCH 31, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

As part of the above employment agreements, and in consideration for the provision in the new employment agreements that change of control benefits would not be paid related to any merger and any related financing occurring within eighteen months of entering into the new agreements, the Company’s Compensation Committee and Board of Directors agreed that the Company would grant each of the Executives fully vested four-year options for shares equivalent to one percent (1%) of the total number of shares issued in connection with any such merger and/or any related financing. If the Company enters into a definitive merger agreement during that eighteen month period, the number of options will be determined and granted at the time of closing that merger and will have an exercise price equal to the fair value at the date of grant. The Company agreed to register these and all other shares or options held by the Executives with or simultaneously to any shares registered in connection with such a merger and/or any related financing.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

The form of an agreement containing the above terms was approved by the Company’s Compensation Committee and Board in their September 27, 2007 meeting, subject only to changes to be made to to comply with IRS Section 409A. These changes were made and the agreements were executed and filed as exhibits to a Form 8-K/A the Company filed with the SEC on December 22, 2007. It was determined in a subsequent review by corporate counsel that the provision allowing payment of severance as a lump sum was inadvertently deleted as part of the Section 409A modifications, but such deletion was not necessary in order to comply with Section 409A. Accordingly, on May 15, 2008 the Compensation Committee and Board approved the correction of those agreements to reinstate the lump sum provision, since deletion of that provision was not their intention at the time they originally approved the form of agreement. In their May 15, 2008 meeting, the Compensation Committe and Board also extended the time period for the 1% option grant (discussed above) from 6 months to 18 months and modified the grant date to merger closing versus merger agreement date. Those amended and corrected agreements were immediately executed, to be filed as exhibits to the Form 10-QSB to be filed by the Company with the SEC on or about that same date.

Long Distance Purchase Commitment - Effective January 15, 2006, EDNet entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a telephone services purchase commitment of approximately $120,000 per year. On September 13, 2007, this agreement was extended to add another two years, for a total term of four years. The Company is in compliance with this agreement.

Lease Commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $53,700. The leases, with expiration dates ranging from 2008 to 2010, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of March 31, 2008, excluding the capital lease obligations discussed in Note 4, total approximately $869,000.

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

Software purchase and royalty commitment - On March 31, 2008 the Company agreed to pay $300,000 (plus a $37,500 annual support fee) for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging services, in accordance with a limited term license that it purchased in 2007 for $281,250. Payments under the perpetual license agreement are due in increasing installments of $56,250 on June 30, 2008, $112,500 on September 30, 2008 and $168,750 on December 31, 2008. In connection with this license, the Company also agreed to pay a 1% royalty on revenues arising from the use, licensing or offering of the functionality of this software to its customers, to the extent such revenue exceeds certain levels and subject to a minimum amount per transaction.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Exclusive sales territories - During 2007, the Company received $100,000 from ASPA-Japan Co., Ltd. (“ASPA”), as partial payment of the amount due in connection with an exclusive sales agency agreement. As part of the January 2008 termination of this agreement, which allowed the Company to retain the $100,000 which it recognized as other income (net of commissions) upon such termination, the Company agreed to reinstate the exclusive five year agreement, provided ASPA pays the remaining $900,000 due within one year of termination and the territories (certain Middle Eastern countries) are still available at the time of such payment. The Company is continuing to pursue several direct sales opportunities in certain Middle Eastern countries.

Legal Proceedings - The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of these outstanding claims will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 6: CAPITAL STOCK

Common Stock

During the six months ended March 31, 2008, the Company issued 460,087 unregistered shares valued at approximately $548,000 (including the 240,000 shares issued in connection with a three-year consulting contract entered into in November 2006 and discussed below) and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 36 months. Except for 25,000 shares issued to Mr. Charles Johnston, director, as compensation for services to be rendered by him for fiscal year 2008 in connection with his appointment as audit committee chairman, none of the other shares were issued to Company directors or officers.

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

During the six months ended March 31, 2008, the Company issued options to purchase its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $197,000. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $625,000 and $1,347,000 for the six months ended March 31, 2008 and 2007, respectively. As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $568,000 in deferred equity compensation expense at March 31, 2008, to be amortized over the remaining periods of service of up to 31 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6: CAPITAL STOCK (Continued)

Common Stock (Continued)

During the six months ended March 31, 2008, the Company recognized compensation expense (and a corresponding increase in additional paid in capital) of approximately $720,000 in connection with options issued to its employees to purchase its common shares. See Note 8.

Preferred Stock

Series A-10 Convertible Preferred Stock

As of March 31, 2008 and September 30, 2007, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”). The Series A-10 has a coupon of 8% per annum, payable annually in cash (or semi-annually at the Company’s option in cash or in additional shares of Series A-10), has a stated value of $10.00 per preferred share and has a conversion rate of $1.00 per common share. Series A-10 dividends are cumulative and must be fully paid by the Company prior to the payment of any dividend on its common shares. The Series A-10 is not redeemable by the Company and any shares of Series A-10 that are still outstanding as of December 2008 will automatically convert into common shares. Series A-10 is senior to all other preferred share classes that may be issued by the Company and the Company may not incur any additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares - see Note 4. The Series A-10 holders have the right to designate one member of the Company’s board of directors. Except as explicitly required by applicable law, the holders of Series A-10 shall not be entitled to vote on any matters as to which holders of the Company’s common shares are entitled to vote. In February 2005, the board of directors and the holders of a majority of the issued and outstanding shares of Series A-10 voted to approve an increase in the authorized number of Series A-10 from 500,000 shares to 700,000 shares to provide for the possible issuance of shares of Series A-10 as dividends on Series A-10 presently outstanding.

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

The Company’s Board declared a dividend payable on November 15, 2007 to Series A-10 shareholders of record as of November 10, 2007 of 2,767 Series A-10 preferred shares, in lieu of a $27,679 cash payment. Including this dividend, the Company has issued 85,671 Series A-10 preferred shares, in lieu of $856,729 in cash payments due for regular interest and dividends, from the Company’s initial issuance of Series A-10 shares through March 31, 2008. See Note 9 regarding dividend payments occurring after March 31, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

As of March 31, 2008, the Company had issued 4,742,110 ONSM common shares as a result of several investors converting a total of 474,211 shares of Series A-10 preferred shares, which included 5,853 Series A-10 shares issued for accrued dividends through the respective conversion dates.

The above transactions are summarized as follows through March 31, 2008:

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
MARCH 31, 2008

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

Detailed below are the results of operations by segment for the six and three months ended March 31, 2008 and 2007, and total assets by segment as of March 31, 2008 and September 30, 2007.

	For the six months ended March 31,		For the three months ended March 31,
	2008	2007	2008	2007
Revenue:
Digital Media Services Group	$2,187,743	$2,093,441	$1,145,165	$954,623
Web Communications Services Group	6,550,867	2,146,403	3,141,138	1,110,708
Total consolidated revenue	$8,738,610	$4,239,844	$4,286,303	$2,065,331

Segment operating income (loss):

Digital Media Services Group	(176,186)	206,625	(71,455)	(5,978)
Web Communications Services Group	1,962,651	211,378	812,292	88,555
Total operating income	1,786,465	418,003	740,837	82,577

Depreciation and amortization	(2,099,781)	(1,173,838)	(1,058,474)	(492,115)
Corporate and unallocated shared expenses	(3,325,500)	(3,269,415)	(1,600,273)	(2,103,856)
Other income (expense), net	29,663	(7,500,819)	17,307	(5,525,230)

Net loss	$(3,609,153)	$(11,526,069)	$(1,900,603)	$(8,038,624)

	March 31, 2008	September 30, 2007
Assets:
Digital Media Services Group	$14,057,009	$15,092,360
Web Communications Services Group	19,338,813	20,058,947
Corporate and unallocated	1,366,844	1,332,349

Total assets	$34,762,666	$36,483,656

Depreciation and amortization are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8: STOCK OPTIONS AND WARRANTS

As of March 31, 2008, the Company had issued and outstanding options and warrants to purchase up to 14,664,063 ONSM common shares, including 7,307,666 Plan Options; 2,427,688 Non-Plan Options to employees and directors; 2,071,174 Non-Plan Options to financial consultants; and 2,857,535 warrants issued in connection with various financings and other transactions.

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

As of March 31, 2008 there are 7,307,666 outstanding options granted to management, employees and directors under the 1996 Plan and the 2007 Plan, which all have exercise prices equal to or greater than the fair market value at the date of grant. The initial terms of these options were generally four to five years and they were fully vested as of March 31, 2008, except 3,248,750 of these options issued in fiscal 2007 and 10,000 of these options issued in fiscal 2008 and detailed later in this note.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

During the year ended September 30, 2007, the Company issued 3,360,000 Plan options- (i) 35,000 two-year options exercisable at $2.98 per share in connection with the Auction Video acquisition - see note 2, (ii) 200,000 five-year Plan options exercisable at $2.50 per share in connection with the Infinite Merger - see note 2, (iii) 25,000 four-year Plan Options exercisable at $2.28 per share to a non-executive employee and (iv) 3,100,000 four-year (from vesting) 2007 Plan options exercisable at $1.73 per share in connection with executive employment contracts - see note 4. None of these options, except 17,500 of those exercisable at $2.98, the 25,000 exercisable at $2.28 and 68,750 of the performance options issued in connection with executive employment contracts, were vested as of March 31, 2008.

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

Detail of Plan Option activity for the six months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	7,471,332	$1.15
Granted during the period	60,000	$1.00
Expired or forfeited during the period	(223,666)	$1.55

Balance, end of the period	7,307,666	$1.43

Exercisable at end of the period	4,048,916	$1.14

The Company’s outstanding exercisable Plan Options at March 31, 2008 have a remaining life of approximately 2.7 years and exercise prices ranging from $0.71 to $2.98 per share, except 26,666 of those outstanding exercisable Plan Options, which have a remaining life of less than 1 year and an exercise price of $22.50 per share.

As of March 31, 2008, the Company had 2,427,688 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger and of which 3,702 have expired as of March 31, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2008, the Company had 2,071,174 outstanding Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date
October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Six months ended March 31, 2008	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January - December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

October 2005 - August 2006	295,000	$1.00	Oct 2009 - Aug 2010
March - September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July - September 2005	225,000	$1.10	July - Sept 2009
January - March 2005	215,000	$1.65	Jan - Feb 2009
January 2005	30,000	$2.50	January 2009
January 2005	50,000	$3.50	January 2009
December 2004	59,240	$3.376	Mar 2008 - Dec 2009
Year ended September 30, 2005	579,240

May 2004	35,000	$2.25	May 2009
June 2004	200,000	$2.50	June 2008
Year ended September 30, 2004	235,000

Total Non Plan consultant options as of March 31, 2008	2,071,174

265,000 of the above options were not vested as of March 31, 2008, including 125,000 $2.50 options issued during the year ended September 30, 2004 and which are not expected to vest prior to expiration due to termination of the underlying contract. Of the balance of the unvested options, 40,000 were issued during the year ended September 30, 2007 and the balance was issued during the six months ended March 31, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2008, the Company had outstanding vested warrants, primarily issued in connection with various financings, to purchase an aggregate of 2,857,535 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date
Placement fees - common share offering - March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures - March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures - December 2004	737,114	$1.65	December 2009
Series A-10 Preferred - December 2004	909,083	$1.50	December 2009
Onstream Merger - December 2004	74,050	$3.376	April 2008

Total warrants as of March 31, 2008	2,857,535

In March and April 2006, in connection with the sale of the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 987,500 shares of ONSM common stock, which included selling agent fees, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. These warrants, of which 403,650 remain outstanding as of March 31, 2008, include a cashless exercise feature, which provides that, starting one year after issuance, in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock.

In December 2004, in connection with the sale of the 8% Convertible Debentures, the Company issued five-year warrants to purchase 1,957,500 common shares of ONSM, which included selling agent fees, exercisable for $1.65 per share. 737,114 of these warrants remain outstanding as of March 31, 2008. In February and April 2005, in connection with the sale of the Additional 8% Convertible Debentures the Company issued five-year warrants to purchase 978,750 common shares of ONSM, which included selling agent fees, exercisable for $1.65 per share. 391,416 of these warrants remain outstanding as of March 31, 2008.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9: SUBSEQUENT EVENTS

During the period from April 1, 2008 through May 9, 2008, the Company issued 2,532 unregistered shares of common stock for financial consulting and advisory services. The Company also entered into agreements to issue approximately 245,000 additional unregistered shares for such services. The services are being provided over periods ranging up to two years, and will result in a professional fees expense of approximately $225,000 over the service period. None of these shares were issued to Company directors or officers.

The Company’s Board declared a dividend payable on May 15, 2008 to Series A-10 shareholders of record as of May 10, 2008 of 2,878 Series A-10 preferred shares, in lieu of a $28,786 cash payment.

In April 2008, the Company issued four-year Plan options to certain employees to purchase 25,000 ONSM common shares at $1.00 per share (above fair market value on the date of issuance). These options vest over two and three years.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications. We had approximately 100 full time employees as of March 31, 2008, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Web Communications Services Group

Our Digital Media Services Group, which operates primarily from facilities in San Francisco, California, consists of our Smart Encoding division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our EDNet division.

Our Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient on-line search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP. Our DMSP division provides an on-line, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. In addition, our EDNet division provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

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

Our Digital Media Services Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. Charges to customers by the Smart Encoding and UGC divisions are generally based on the activity or volume of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP. Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed. The EDNet division primarily generates revenue from customer usage of digital telephone connections controlled by them. EDNet purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s usage of those services.

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
We include the DMSP and UGC divisions’ revenues, along with the Smart Encoding division’s revenues from hosting, storage and streaming, in the DMSP and hosting revenue caption. We include the Travel division revenues, the EDNet division’s revenues from equipment sales and rentals and the Smart Encoding division’s revenues from encoding and editorial services in the Other revenue caption.
Results of Operations

Our consolidated net loss for the six months ended March 31, 2008 was approximately $3.6 million ($0.09 loss per share) as compared to a loss of approximately $11.5 million ($0.52 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $7.9 million (69%). The decreased net loss was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the six months ended March 31, 2007 and the resulting write-off of unamortized discount as interest expense at that time, as well as conversions of notes payable to equity during the fiscal 2007 period and the resulting write-off of prepaid interest and fees. Similar transactions did not occur in the six months ended March 31, 2008.

In addition to the above, our results of operations for the six months ended March 31, 2008 included the Auction Video acquisition that we completed on March 27, 2007 and the Infinite Conferencing acquisition that we completed on April 27, 2007 and that were therefore not reflected in the results of our operations for the six months ended March 31, 2007.

Our consolidated net loss for the three months ended March 31, 2008 was approximately $1.9 million ($0.05 loss per share) as compared to a loss of approximately $8.0 million ($0.29 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $6.1 million (76%). The decreased net loss was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the quarter ended March 31, 2007 and the resulting write-off of unamortized discount as interest expense at that time, as well as conversions of notes payable to equity during the fiscal 2007 period and the resulting write-off of prepaid interest and fees. Similar transactions did not occur in the quarter ended March 31, 2008.

In addition to the above, our results of operations for the three months ended March 31, 2008 included the Auction Video acquisition that we completed on March 27, 2007 and the Infinite Conferencing acquisition that we completed on April 27, 2007 and that were therefore not reflected in the results of our operations for the three months ended March 31, 2007.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE
	Six Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Revenue:
DMSP and hosting	8.3%	7.1%	10.7%	8.0%
Network usage	13.1	25.3	12.1	26.3
Webcasting	33.1	49.0	30.1	52.2
Audio and web conferencing	41.2	-	42.4	-
Other	4.3	18.6	4.7	13.5
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:

DMSP and hosting	2.8%	2.3%	3.2%	3.1%
Network usage	5.4	10.4	5.3	10.2
Webcasting	11.0	16.3	11.4	17.1
Audio and web conferencing	8.0	-	8.4	-
Other	4.1	10.3	4.5	9.6
Total costs of revenue	31.3%	39.3%	32.8%	40.0%

Gross margin	68.7%	60.7%	67.2%	60.0%

Operating expenses:
Compensation	57.4%	64.9%	60.6%	71.3%
Professional fees	13.5	42.4	11.0	62.9
Other general and administrative	15.4	20.6	15.6	23.7
Depreciation and amortization	24.0	27.7	24.7	23.8
Total operating expenses	110.3%	155.6%	111.9%	181.7%

Loss from operations	(41.6)%	(94.9)%	(44.7)%	(121.7)%

Other income (expense), net:
Interest income	0.0%	1.1%	0.0%	2.1%
Interest expense	(0.4)	(176.0)	(0.5)	(270.7)
Debt extinguishment loss	-	(3.2)	-	-
Other income, net	0.7	1.2	0.9	1.1
Total other income (expense), net	0.3%	(176.9)%	0.4%	(267.5)%

Net loss	(41.3)%	(271.8)%	(44.3)%	(389.2)%

Six months ended March 31, 2008 compared to the six months ended March 31, 2007

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the six months ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Total revenue	$8,738,610	$4,239,844	$4,498,766	106.1%
Total costs of revenue	2,738,891	1,668,103	1,070,788	64.2%
Gross margin	5,999,719	2,571,741	3,427,978	133.3%

General and administrative expenses	7,538,754	5,423,153	2,115,601	39.0%
Depreciation and amortization	2,099,781	1,173,838	925,943	78.9%
Total operating expenses	9,638,535	6,596,991	3,041,544	46.1%

Loss from operations	(3,638,816)	(4,025,250)	(386,434)	(9.6)%

Other income (expense)	29,663	(7,500,819)	(7,530,482)	(100.4)%

Net loss	$(3,609,153)	$(11,526,069)	$(7,916,916)	(68.9)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $8.7 million for the six months ended March 31, 2008, an increase of approximately $4.5 million (106%) from the corresponding prior fiscal year period, primarily due to increased revenues of the Web Communications Services Group.

Web Communications Services Group revenues were approximately $6.6 million for the six months ended March 31, 2008, an increase of approximately $4.4 million (205%) from the corresponding prior fiscal year period. This increase was primarily due to approximately $3.6 million of audio and web conferencing revenues recognized from the Infinite Conferencing division, which we acquired on April 27, 2007, having no effect in the corresponding prior fiscal year period. We also experienced an approximately $811,000 (39%) increase in webcasting division sales over the corresponding prior fiscal year period, arising from increased production services sales and a continuation of the past growth in our sales of higher priced video webcasts. Our revenues from audio webcasts, although having a much lower per-event price than video webcasts, have also increased significantly in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007, primarily due to an approximately $332,000 increase in revenues generated via a single reseller of our financial webcasts. The number of webcasts produced increased to approximately 3,200 webcasts for the six months ended March 31, 2008, versus approximately 1,900 webcasts for the corresponding prior fiscal year period, and the average revenue per webcast event decreased to approximately $890 for the current fiscal year period as compared to approximately $1,075 for the prior fiscal year period.

The number of webcasts reported above, as well as the resulting calculation of the average revenue per webcast event, does not include webcast events attributed with less than $100 revenue per event, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The prior period numbers presented herein have been calculated on the same basis.

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

We have recently completed several feature enhancements to our proprietary webcasting platform, including embedded Flash video and animations as well as a webinar service providing the means to hold a virtual seminar on-line in real time and both audio and video editing capabilities. Additional upgrades expected include storage and search of webcasts in the DMSP by June 2008.

We recently announced an upgrade to our webcasting service, featuring broadcast quality video using the industry standard 16:9 aspect ratio and called Visual Webcaster HD™. The new upgrade includes the ability to use high definition cameras and other HD sources input via SDI (Serial Digital Interface) into our encoders, providing a broadcast-quality experience. In addition, we have announced the expected deployment of iEncode™, a full-featured, turnkey, standalone webcasting solution, being designed to operate inside a corporate LAN environment with multicast capabilities.  Initial releases of both Visual Webcaster HD and iEncode are available, and will be fully compatible with the DMSP for archiving, intelligent indexing and retrieval by June 2008.

Digital Media Services Group revenues were approximately $2.2 million for the six months ended March 31, 2008, an increase of approximately $94,000 (4.5%) from the corresponding prior year period. This increase was due to an approximately $222,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division, an approximately $123,000 increase in DMSP “store and stream” revenues, approximately $84,000 of UGC revenues arising from our recent acquisition of Auction Video and approximately $73,000 higher EDNet network usage charges. These and other Digital Media Services Group revenue increases were partially offset by (i) an approximately $240,000 decrease in sales to a single customer from approximately $320,000 in the first six months of fiscal 2007 to approximately $80,000 in the first six months of fiscal 2008, as well as (ii) an approximately $260,000 decrease in sales due to the January 2007 discontinuance of encoding and editorial work for Discovery Education, Inc.

As of March 31, 2008, we had approximately 171 monthly recurring subscribers to the “store and stream” application of the DMSP, which was developed as a focused interface for small to medium business (SMB) clients. Most of these subscribers were signed up since May 2007. We expect this DMSP customer base to continue to grow, especially as we add reporting and other features to this interface. In addition, we are also developing a provisioning function which will allow customers to sign up online for the DMSP on a fully automated basis, using a credit card, which we believe will accelerate even further the growth in this customer base and related revenues. Enhanced video search is expected to be completed and deployed by June 2008.

In addition to the “store and stream” application of the DMSP, we have entered into strategic partnership and other agreements with several entities assisting us in the deployment via the DMSP of enabling technologies necessary to create social networks with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms.

One of the key components of our March 2007 acquisition of Auction Video was the video ingestion and flash transcoder, already integrated into the DMSP as an integral component of the social network services offered as part of our partnership with Five Across (Cisco Systems). Auction Video’s technology is being used in various applications such as on-line Yellow Pages listings, delivering video to mobile phones, multi-level marketing and on-line newspaper classified advertisements, and can also provide for direct input from webcams and other imaging equipment. In addition, our Auction Video service was recently approved by eBay to provide video hosting services for eBay users and PowerSellers (high volume users of eBay). This eBay approval also prompted our signing of teaming agreements with both Infopia and Hammertap, two of eBay’s third party software and service providers for PowerSellers. The Auction Video acquisition is another strategic step in providing a complete range of enabling, turnkey technologies for our clients to facilitate “video on the web” applications, which we believe will make the DMSP a more competitive option as an increasing number of companies look to enhance their web presence with digital rich media and social applications.

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending User Generated Video (UGV) technology. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, we expect the future revenues of the Digital Media Services Group to exceed the corresponding prior year amounts, although such increases cannot be assured.

We are now estimating a minimum of forty percent (40%) year-over-year growth for our total revenues for the fiscal year ending September 30, 2008, as compared to our total revenues for the fiscal year ending September 30, 2007.

Consolidated gross margin was approximately $6.0 million for the six months ended March 31, 2008, an increase of approximately $3.4 million (133%) from the corresponding prior fiscal year period. This increase was primarily due to approximately $2.9 million gross margin on the audio and web conferencing revenues recognized from the Infinite Conferencing division, which we acquired on April 27, 2007, having no effect in the corresponding prior fiscal year period. We also experienced an approximately $536,000 (39%) increase in webcasting gross margin over the corresponding prior fiscal year period. This increase in webcasting gross margin was primarily due to an increase in the number of events, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs.

The consolidated gross margin percentage was 68.7% for the six months ended March 31, 2008, versus 60.7% for the corresponding prior fiscal year period. This increase was primarily due to an 80.5% gross margin percentage on Infinite’s audio and web conferencing revenues, which is higher than our historical gross margin experience.

Based on our sales expectations discussed above, as well as anticipated higher than our historical gross margin percentages on audio and web conferencing revenues, we expect gross margin for the remainder of fiscal year 2008 to exceed the corresponding prior period amounts, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $9.6 million for the six months ended March 31, 2008, an increase of approximately $3.0 million (46%) over the corresponding prior fiscal year period, primarily from increased compensation and depreciation and amortization expense.

Compensation expense for the six months ended March 31, 2008 was approximately $2.3 million (82%) greater than the corresponding prior fiscal year period. This increase is primarily due to (a) approximately $1.1 million of compensation expense recognized by our Infinite Conferencing division having no effect in the corresponding prior fiscal year period, (b) approximately $705,000 of increased executive and administrative staff compensation, primarily the impact of non-cash equity compensation arising from service and performance-based options granted in connection with new executive employment contracts approved by our Board in September 2007, as well as the effect of contractual raises, and (c) approximately $210,000 of increased webcasting division compensation, primarily for commissions on increased webcasting sales, as well as sales staff increases.

Depreciation and amortization expense for the six months ended March 31, 2008 was approximately $926,000 (79%) greater than the corresponding prior fiscal year period. This increase was due to the amortization and depreciation of the tangible and intangible assets acquired as a result of our March 2007 acquisition of Auction Video and our April 2007 acquisition of Infinite Conferencing, having no effect in the corresponding prior fiscal year period.

As a result of the factors discussed above, including but not limited to the relatively recent acquisitions of Auction Video and Infinite Conferencing, we expect our consolidated operating expenses to exceed the corresponding prior period amounts for the remainder of fiscal year 2008.

Other Income (Expense)

Other income of approximately $30,000 for the six months ended March 31, 2008 represented the elimination of the approximately $7.5 million in interest expense recognized for the six months ended March 31, 2007. This was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the six months ended March 31, 2007 and the resulting write-off of unamortized discount as interest expense at that time, as well as conversions of notes payable to equity during the fiscal 2007 period and the resulting write-off of prepaid interest and fees. Similar transactions did not occur in the six months ended March 31, 2008.

As of March 31, 2008, we had no 8% Senior or Subordinated Convertible Debentures outstanding and therefore we anticipate our interest expense during the remainder of fiscal 2008 to be less than recorded in the corresponding prior year periods. However, we expect our interest expense to increase as compared to current levels, as a result of a line of credit arrangement we entered into as of December 2007 with a financial institution, under which we can borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and bearing interest at prime plus 8%. We have received $915,045 funding under this arrangement as of March 31, 2008 ($1.0 million as of May 9, 2008), which we expect to partially replace with funding from software and equipment financing. In addition, we are incurring interest expense at 12% per annum on notes payable to former shareholders of Infinite Conferencing, which notes had a balance of $770,742 at March 31, 2008.

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

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

	For the three months ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Total revenue	$4,286,303	$2,065,331	$2,220,972	107.5%
Total costs of revenue	1,405,354	826,452	578,902	70.0%
Gross margin	2,880,949	1,238,879	1,642,070	132.5%

General and administrative expenses	3,740,285	3,260,158	480,127	14.7%
Depreciation and amortization	1,058,574	492,115	566,459	115.1%
Total operating expenses	4,798,859	3,752,273	1,046,586	27.9%

Loss from operations	(1,917,910)	(2,513,394)	(595,484)	(23.7)%

Other income (expense)	17,307	(5,525,230)	(5,542,537)	(100.3)%

Net loss	$(1,900,603)	$(8,038,624)	$(6,138,021)	(76.4)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.3 million for the three months ended March 31, 2008, an increase of approximately $2.2 million (108%) from the corresponding prior fiscal year quarter, primarily due to increased revenues of the Web Communications Services Group.

Web Communications Services Group revenues were approximately $3.1 million for the three months ended March 31, 2008, an increase of approximately $2.0 million (183%) from the corresponding prior fiscal year quarter. This increase was primarily due to approximately $1.8 million of audio and web conferencing revenues recognized from the Infinite Conferencing division, which we acquired on April 27, 2007, having no effect in the corresponding prior fiscal year quarter. We also experienced an approximately $213,000 (20%) increase in webcasting division sales over the corresponding prior fiscal year quarter, arising from increased production services sales and a continuation of the past growth in our sales of higher priced video webcasts. Our revenues from audio webcasts, although having a much lower per-event price than video webcasts, have also increased significantly in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007, primarily due to an approximately $180,000 increase in revenues generated via a single reseller of our financial webcasts. The number of webcasts produced increased to approximately 1,650 webcasts for the three months ended March 31, 2008, versus approximately 1,000 webcasts for the corresponding prior fiscal year quarter, and the average revenue per webcast event decreased to approximately $786 for the current fiscal year quarter as compared to approximately $1,090 for the prior fiscal year quarter.

Digital Media Services Group revenues were approximately $1.1 million for the three months ended March 31, 2008, an increase of approximately $191,000 (20%) from the corresponding prior year period. This increase was due to an approximately $185,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division, an approximately $67,000 increase in DMSP “store and stream” revenues and approximately $40,000 of UGC revenues arising from our recent acquisition of Auction Video. These and other Digital Media Services Group revenue increases were partially offset by an approximately $130,000 decrease in sales to a single customer from approximately $154,000 in the second fiscal 2007 quarter to approximately $24,000 in the second fiscal 2008 quarter.

Consolidated gross margin was approximately $2.9 million for the three months ended March 31, 2008, an increase of approximately $1.6 million (133%) from the corresponding prior fiscal year quarter. This increase was primarily due to approximately $1.5 million gross margin on the audio and web conferencing revenues recognized from the Infinite Conferencing division, which we acquired on April 27, 2007, having no effect in the corresponding prior fiscal year quarter. We also experienced an approximately $77,000 (11%) increase in webcasting gross margin over the corresponding prior fiscal year quarter.

The consolidated gross margin percentage was 67.2% for the three months ended March 31, 2008, versus 60.0% for the corresponding prior fiscal year quarter. This increase was primarily due to an 80.3% gross margin percentage on Infinite’s audio and web conferencing revenues, although we also experienced increased gross margin percentages for DMSP and hosting revenues, versus the corresponding prior fiscal year quarter.

Operating Expenses

Consolidated operating expenses were approximately $4.8 million for the three months ended March 31, 2008, an increase of approximately $1.0 million (28%) over the corresponding prior fiscal year quarter, primarily from increased compensation and depreciation and amortization expense, partially offset by decreased professional fee expense.

Compensation expense for the three months ended March 31, 2008 was approximately $1.1 million (76%) greater than the corresponding prior fiscal year quarter. This increase is primarily due to (a) approximately $553,000 of compensation expense recognized by our Infinite Conferencing division, having no effect in the corresponding prior fiscal year quarter, (b) approximately $362,000 of increased executive and administrative staff compensation, primarily the impact of non-cash equity compensation arising from service and performance-based options granted in connection with new executive employment contracts approved by our Board in September 2007, as well as the effect of contractual raises, and (c) approximately $86,000 of increased webcasting division compensation, primarily for commissions on increased webcasting sales, as well as sales staff increases.

Professional fee expense for the three months ended March 31, 2008 was approximately $827,000 (64%) less than the corresponding prior fiscal year quarter. This decrease is primarily due to a $764,000 decrease in the non-cash expense for financial consulting and advisory services paid for by the issuances of shares and options. We have significantly reduced the number of such contracts in the past twelve months. Furthermore, certain shares issued to consultants during the quarter ended March 31, 2007 were valued as high as $2.92 - $3.27 per share, based on the quoted market price at the time, which has declined significantly since then.

Depreciation and amortization expense for the three months ended March 31, 2008 was approximately $566,000 (115%) greater than the corresponding prior fiscal year quarter. This increase was due to the amortization and depreciation of the tangible and intangible assets acquired as a result of our March 2007 acquisition of Auction Video and our April 2007 acquisition of Infinite Conferencing, having no effect in the corresponding prior fiscal year quarter.

Other Income (Expense)

Other income of approximately $17,000 for the three months ended March 31, 2008 represented the elimination of the approximately $5.6 million in interest expense recognized for the three months ended March 31, 2007. This was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the quarter ended March 31, 2007 and the resulting write-off of unamortized discount as interest expense at that time, as well as conversions of notes payable to equity during the fiscal 2007 period and the resulting write-off of prepaid interest and fees. Similar transactions did not occur in the quarter ended March 31, 2008.

Liquidity and Capital Resources

Our financial statements for the six months ended March 31, 2008 reflect a net loss of approximately $3.6 million and cash used in operations for that period of approximately $400,000. Although we had cash of approximately $441,000 at March 31, 2008, working capital was a deficit of approximately $181,000 at that date. Also, in December 2007, we obtained two financing facilities - a) a line of credit arrangement under which we can borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and b) an equipment financing line of credit arrangement under which we could borrow up to an aggregate of $1.5 million for equipment purchases, including purchases made and paid for by us prior to the date of the agreement. We recently cancelled the equipment financing line of credit, based on our intent to replace it with an alternative source of software and equipment financing. We received $915,045 funding under the line of credit arrangement as of March 31, 2008 ($1.0 million as of May 9, 2008), which we intend to replace in part with funding from software and equipment financing. Therefore, we believe that we have sufficient capital resources to fund our continued operations.

In accordance with the terms of our acquisition of Infinite Conferencing, we agreed that in the event the accumulated gross proceeds of the sale of certain shares issued in connection with that acquisition were less than a contractually defined amount, we would pay the difference. On December 27, 2007, the former Infinite shareholders notified us that those shares had been sold by them for proceeds which would require us to pay an additional $958,399. We recorded this amount as a liability as of December 31, 2007, which was offset by a reduction in additional paid in capital and on February 14, 2008, we paid $100,000 against this obligation.

On March 12, 2008, we executed promissory notes (the “Infinite Notes”) for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Aggregate note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid both on April 10 and May 9, 2008. Additional payments of (iii) $50,000 (fifty thousand dollars) will be due on the 10th of the following thirteen months and (iv) the final payment of $8,399 plus accrued interest will be due on July 10, 2009. The Infinite Notes are secured by all of our assets other than accounts receivable and are subordinated to the first $4.0 million of our debt outstanding from time to time. The Infinite Notes may be prepaid without penalty and all principal and interest thereunder, as well as the legal expenses, is payable in cash. The Infinite Notes provide that if any of certain identified events of default occur, which includes a scheduled payment not made and remaining unpaid after five days notice from the Infinite Shareholders, then or at any time during the continuance of the event of default, the Infinite Shareholders, at their option, may accelerate the maturity of the Infinite Notes and require all accrued interest and other amounts to become immediately due and payable.

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

Projected capital expenditures for the next twelve months total approximately $1.3 million which includes software and hardware upgrades to the DMSP and the webcasting system infrastructure. This total includes the payment of approximately $337,000 reflected by us as accounts payable at March 31, 2008 (which will not be reflected as capital expenditures in our cash flow statement until paid), as well as $300,000 we have committed to pay in installments through December 31, 2008 for a perpetual license for certain software we are already using under a limited license to provide customers with our automatic meta-tagging services.

As of May 9, 2008, there were approximately 720,000 registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices of $1.10 or less and an average exercise price of approximately $1.06 per share. The closing ONSM share price was $0.89 per share on May 9, 2008.

Our accumulated deficit was approximately $99.2 million at March 31, 2008. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

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

We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease. Although we believe there is a market for the DMSP, which had 171 monthly recurring subscribers (“store and stream”) as of March 31, 2008, there have only been limited DMSP revenues recognized to date and we do not know when, if ever, that we will generate significant revenues from this product. As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used by operating activities was approximately $400,000 for the six months ended March 31, 2008, as compared to approximately $2.1 million used by operations for the corresponding prior fiscal year period. The $400,000 reflects our net loss of approximately $3.6 million, reduced by approximately $3.4 million of non-cash expenses included in that loss but offset by approximately $229,000 arising from a net increase in non-cash working capital items during the period. The increase in non-cash working capital items for the six months ended March 31, 2008 is primarily due to an approximately $119,000 decrease in accounts payable and an approximately $116,000 decrease in deferred revenue. This compares to a net increase in non-cash working capital items of approximately $650,000 for the prior fiscal year period. The primary non-cash expenses included in our loss for the six months ended March 31, 2008 were approximately $2.1 million of depreciation and amortization, approximately $720,000 of employee compensation expense arising from the issuance of stock and options and approximately $625,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $330,000 for the six months ended March 31, 2008 as compared to approximately $1.5 million for the corresponding prior fiscal year period. Current period investing activities related to acquisition of property and equipment and while prior period investing activities were primarily related to acquisition of property and equipment, they also included a significant portion related to the Auction Video acquisition.

Cash provided by financing activities was approximately $610,000 for the six months ended March 31, 2008 as compared to approximately $8.4 million for the corresponding prior fiscal year period. Current period financing activities primarily related to loans and notes payable, net of repayments, while the prior period financing activities were primarily related to approximately $6.7 million net proceeds from the sale of common shares issued upon exercise of previously issued common stock warrants and options plus approximately $1.7 million from loans and notes payable, net of repayments.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $26.1 million at March 31, 2008, representing approximately 75% of our total assets and 86% of the book value of shareholder equity. In addition, property and equipment as of March 31, 2008 includes approximately $1.7 million (net of depreciation) related to the DMSP.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2008. You should carefully review this Form 10-QSB in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2008 through March 31, 2008, we issued 152,577 shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to two years, and will result in a professional fees expense of approximately $108,000 over the service period. None of these shares were issued to ONSM directors or officers.

During the period from April 1, 2008 through May 9, 2008, we issued 2,532 unregistered shares of common stock for financial consulting and advisory services. We also entered into agreements to issue approximately 245,000 additional unregistered shares for such services. The services are being provided over periods ranging up to two years, and will result in a professional fees expense of approximately $225,000 over the service period. None of these shares were issued to ONSM directors or officers.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

10.3 - Employment Agreement dated September 27, 2007 between Onstream Media Corporation and Randy S. Selman, as amended May 15, 2008
10.4 - Employment Agreement dated September 27, 2007 between Onstream Media Corporation and Alan Saperstein, as amended May 15, 2008
10.5 - Employment Agreement dated September 27, 2007 between Onstream Media Corporation and Clifford Friedland, as amended May 15, 2008
10.6 - Employment Agreement dated September 27, 2007 between Onstream Media Corporation and David Glassman, as amended May 15, 2008
10.7 - Employment Agreement dated September 27, 2007 between Onstream Media Corporation and Robert Tomlinson, as amended May 15, 2008
31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 - Section 906 Certification of Chief Executive Officer
32.2 - Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation, a Florida corporation

Date: May 15, 2008	/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer