Form 10QSB
period 2008-06-30
Onstream Media CORP
filed 2008-08-14
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 8, 2008 the registrant had issued and outstanding 42,579,924 shares of common stock.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2008 and Consolidated Balance Sheet at September 30, 2007	3

Unaudited Consolidated Statements of Operations for the Nine and Three Months Ended June 30, 2008 and 2007	4

Unaudited Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 30, 2008	5

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007	6 –7

Notes to Unaudited Consolidated Financial Statements	8 – 48

Item 2 - Management’s Discussion and Analysis or Plan of Operations	49 – 61

Item 3 - Controls and Procedures	62

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings	63

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3 – Defaults upon Senior Securities	64

Item 4 – Submission of Matters to a Vote of Security Holders	64

Item 5 – Other Information	64

Item 6 - Exhibits	64

Signatures	64

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$874,834	$560,230
Accounts receivable, net of allowance for doubtful accounts of $48,257 and $65,254, respectively	2,598,499	2,620,177
Prepaid expenses	471,755	565,649
Inventories	80,580	85,459
Other current assets	108,596	137,632
Total current assets	4,134,264	3,969,147

PROPERTY AND EQUIPMENT, net	4,501,855	5,551,026
INTANGIBLE ASSETS, net	4,077,745	5,108,604
GOODWILL, net	21,696,948	21,696,948
OTHER NON-CURRENT ASSETS	462,576	157,931

Total assets	$34,873,388	$36,483,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,713,756	$2,266,134
Amounts due to shareholders and officers	109,419	109,419
Deferred revenue	115,717	215,400
Notes and leases payable – current portion, net of discount	1,719,610	138,629
Total current liabilities	4,658,502	2,729,582

Notes and leases payable, net of current portion	183,856	255,329
Convertible debentures, net of discount	732,618	-

Total liabilities	5,574,976	2,984,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 74,841 and 69,196 issued and outstanding, respectively	8	7
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 42,577,491 and 41,880,707 issued and outstanding, respectively	4,258	4,188
Additional paid-in capital	130,227,899	129,090,403
Unamortized discount	(39,842)	(98,491)
Accumulated deficit	(100,893,911)	(95,497,362)
Total stockholders’ equity	29,298,412	33,498,745
Total liabilities and stockholders’ equity	$34,873,388	$36,483,656

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
DMSP and hosting	$1,085,279	$508,905	$356,383	$209,087
Network usage	1,714,638	1,594,048	570,032	522,261
Webcasting	4,459,077	3,556,047	1,569,679	1,478,106
Audio and web conferencing	5,427,288	1,338,563	1,828,831	1,338,563
Other	534,776	1,017,497	157,522	227,199
Total revenue	13,221,058	8,015,060	4,482,447	3,775,216

COSTS OF REVENUE:
DMSP and hosting	463,448	206,662	219,790	107,531
Network usage	708,665	666,151	236,468	223,472
Webcasting	1,505,132	1,168,799	539,820	479,001
Audio and web conferencing	1,088,091	220,767	387,922	220,767
Other	517,586	627,182	160,031	190,687
Total costs of revenue	4,282,922	2,889,561	1,544,031	1,221,458

GROSS MARGIN	8,938,136	5,125,499	2,938,416	2,553,758

OPERATING EXPENSES:
General and administrative:
Compensation	7,448,821	4,613,340	2,434,777	1,862,503
Professional fees	1,609,985	2,585,351	426,869	787,555
Other	2,013,811	1,478,855	672,216	604,335
Depreciation and amortization	3,112,054	2,085,771	1,012,273	911,933
Total operating expenses	14,184,671	10,763,317	4,546,135	4,166,326

Loss from operations	(5,246,535)	(5,637,818)	(1,607,719)	(1,612,568)

OTHER (EXPENSE) INCOME, NET:
Interest income	1,781	77,798	-	30,147
Interest expense	(131,339)	(7,470,931)	(78,047)	(7,798)
Debt extinguishment loss	-	(135,000)	-	-
Other income, net	81,343	133,182	168	83,519

Total other (expense) income, net	(48,215)	(7,394,951)	(77,879)	105,868

Net loss	$(5,294,750)	$(13,032,769)	$(1,685,598)	$(1,506,700)

Loss per share – basic and diluted:

Net loss per share	$(0.13)	$(0.49)	$(0.04)	$(0.04)

Weighted average shares of common stock outstanding – basic and diluted	42,240,429	26,859,059	42,384,329	36,664,325

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2008

(Unaudited)

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2007	69,196	$7	41,880,707	$4,188	$129,090,403	$(98,491)	$(95,497,362)	$33,498,745
Issuance of shares, warrants and options for consultant services	-	-	500,534	50	784,924	-	-	784,974
Issuance of shares and options for employee services	-	-	-	-	1,072,013	-	-	1,072,013
Common shares issued for interest and fees on convertible debentures	-	-	196,250	20	182,493	-	-	182,513
Obligation for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing	-	-	-	-	(958,399)	-	-	(958,399)
Dividends accrued or paid on Series A-10 preferred	5,645	1	-	-	56,465	58,649	(101,799)	13,316
Net loss	-	-	-	-	-	-	(5,294,750)	(5,294,750)

Balance, June 30, 2008	74,841	$8	42,577,491	$4,258	$130,227,899	$(39,842)	$(100,893,911)	$29,298,412

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,294,750)	$(13,032,769)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,112,054	2,085,771
Amortization of deferred professional fee expenses paid with equity	856,158	1,869,482
Compensation expenses paid with equity	1,072,013	-
Amortization of discount on convertible debentures	4,927	2,290,995
Amortization of discount on notes payable	9,883	5,019,541
Interest expense paid in common shares and options	-	108,754
Debt extinguishment loss	-	135,000
Decrease in allowance for doubtful accounts	3,624	18,087
Gain from settlements of obligations and sales of equipment	(16,199)	(80,871)
Net cash (used in) operating activities, before changes in current assets and liabilities	(252,290)	(1,586,010)
Changes in current assets and liabilities, net of effect of acquisitions:
Decrease (Increase) in accounts receivable	18,054	(295,838)
(Increase) Decrease in prepaid expenses	(38,640)	98,119
(Increase) in other current assets	(2,212)	(71,878)
Decrease (Increase) in inventories	4,879	(18,636)
Increase (Decrease) in accounts payable and accrued liabilities	245,852	(189,150)
(Decrease) in deferred revenue	(99,684)	(138,504)
Net cash (used in) operating activities	(124,041)	(2,201,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(980,443)	(1,123,283)
Payments in connection with the acquisition of Infinite Conferencing, net of cash acquired	-	(14,184,847)
Payments in connection with the acquisition of Auction Video	-	(523,834)
Payment of accounts payable and accrued liabilities assumed at time of Onstream Merger	-	(100,718)
Net cash (used in) investing activities	(980,443)	(15,932,682)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and notes payable, net of expenses	$966,995	$2,050,000
Proceeds from convertible debentures, net of expenses	910,204	-
Proceeds from sale of common shares, net of expenses	-	17,042,363
Repayment of loans, notes and leases payable	(458,111)	(392,239)
Net cash provided by financing activities	1,419,088	18,700,124

NET INCREASE IN CASH AND CASH EQUIVALENTS	314,604	565,545

CASH AND CASH EQUIVALENTS, beginning of period	560,230	222,963

CASH AND CASH EQUIVALENTS, end of period	$874,834	$788,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$127,067	$90,692

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligation arising for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$958,399	$-
Issuance of shares for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$-	$4,000,000
Issuance of shares, warrants and options for consultant services	$784,974	$2, 227,109
Issuance of shares and options for employee services	$1,072,013	$-
Issuance of A-10 preferred shares for dividends	$56,465	$315,030
Issuance of warrants to placement agent for sale of common shares	$-	$518,445
Issuance of common shares and options for interest	$182,513	$5,029,031
Issuance of shares for payment of accounts payable	$-	$127,400
Issuance of shares for acquisition of Auction Video – see note 2 for assets acquired and liabilities assumed	$-	$1,500,000
Conversion of Series A-10 convertible preferred to common shares	$-	$3,861,640
Conversion of 8% Convertible Debentures to common shares	$-	$5,299,154
Conversion of notes payable to common shares	$-	$3,100,000
Purchase of software and equipment with payment to vendor deferred past established trade terms	$337,500	$281,250
Cumulative effect of change in accounting principle – adoption of FSP EITF 00-19-2, resulting in reversal of previous reclassifications from equity to liability	$-	$2,416,891

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient online search, retrieval, and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP. The DMSP division provides an online, subscription based service that includes access to enabling technologies and features for the Company’s clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. The UGC division, which also operates as Auction Video – see note 2, provides a video ingestion and flash encoder that can be used by the Company’s clients on a stand-alone basis or in conjunction with the DMSP.

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

The Webcasting division provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Travel division produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own online travel portal – www.travelago.com ("Travelago"). The Webcasting and Travel divisions generate revenues through production and distribution fees.

The Company’s recently acquired Infinite Conferencing (“Infinite”) division generates revenues from usage charges and fees for other services provided in connection with “reservationless” and operator-assisted audio and web conferencing services – see note 2.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc., a publicly held Delaware corporation (“Narrowstep”) with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. See Note 9.

Liquidity

The consolidated financial statements have been presented on the basis that the Company is an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $100.9 million as of June 30, 2008. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2007, ONSM had a net loss of approximately $14.8 million and cash used in operations of approximately $2.3 million. For the nine months ended June 30, 2008, ONSM had a net loss of approximately $5.3 million and cash used in operations of approximately $124,000. Although the Company had cash of approximately $875,000 at June 30, 2008, working capital was a deficit of approximately $524,000 at that date.

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
JUNE 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of the instruments. The carrying amounts of notes payable approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry. The carrying amounts of convertible debentures approximate fair value due to the market value interest rates they carry as well as the debt discount recorded as a deduction of the face value of such instruments.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $48,000 and $65,000, at June 30, 2008 and September 30, 2007, respectively.

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
JUNE 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software

Included in property and equipment is computer software developed for internal use, including the Digital Media Services Platform (“DMSP”) – see notes 2 and 3. Such amounts have been accounted for in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force pronouncement (“EITF”) 00–2 “Accounting for Web Site Development Costs”. Such costs are amortized on a straight-line basis over three years, commencing when the related asset has been substantially placed in service.

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

See Note 2 – Goodwill and other Acquisition-Related Intangible Assets.

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
JUNE 30, 2008

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2007 and June 30, 2008 is immaterial in relation to the Company’s recorded liabilities.

The Infinite Conferencing division of the Web Communications Services Group generates revenues from audio conferencing and web conferencing services, plus recording and other ancillary services. Infinite owns telephone switches used for audio conference calls by its customers, which are generally charged for those calls based on a per-minute usage rate. Infinite provides online webconferencing services to its customers, charging either a per-minute rate or a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services.

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
JUNE 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Deferred revenue represents amounts billed to customers for webcasting, EDNet, smart encoding or DMSP services to be provided in future accounting periods. As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in non-refundable smart encoding fees during the year ended September 30, 2006 that were not included in the revenue reported for that period. Based on applicable accounting literature, including SAB 104, “Revenue Recognition”, the Company recognized this amount as revenue during the nine months ended June 30, 2007. Deferred revenue included $50,000 at September 30, 2007, which in addition to another $50,000 the Company received in November 2007 were payments received from ASPA-Japan Co., Ltd. (“ASPA”) in connection with an exclusive sales agency agreement which was terminated in January 2008. The Company recognized these payments, net of $18,750 commissions paid to the former Auction Video shareholders, as other income for the nine months ended June 30, 2008 – see note 5.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred, were approximately $423,000 and $213,000 for the nine months ended June 30, 2008 and 2007, respectively.

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

Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses for the nine and three months ended June 30, 2008 and 2007, respectively. The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of loan discount, amortization of customer lists, inventory and receivable reserves, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of its fiscal year beginning October 1, 2007. However, as of the date of such adoption and as of June 30, 2008, the Company has not taken, nor recognized the financial statement impact of, any material tax positions, as defined by FIN 48. The Company’s policy is to recognize as non-operating expense interest or penalties related to income tax matters at the time such payments become probable, although it had not recognized any such material items in its statement of operations for the nine or three months ended June 30, 2007 or 2008. The tax years ending September 30, 2005 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

The Company has been assessed state income taxes, plus penalties and interest, for the years ending September 30, 2004 and 2005, in an aggregate amount of approximately $89,000. It has contested these assessments with the state taxing authorities and believes the ultimate resolution will not have a material impact on the Company’s financial position or results of operations - see note 5.

Net Loss Per Share

For the nine and three months ended June 30, 2008 and 2007, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 14,778, 311 and 11,611,839 at June 30, 2008 and 2007, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2008 have been excluded from the calculation of weighted average shares outstanding: (i) 74,841 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 748,410 shares of ONSM common stock and (ii) $950,000 of convertible notes which in aggregate could potentially convert into up to 1,187,500 shares of ONSM common stock (excluding interest). The potential dilutive effects of the following convertible securities previously outstanding at June 30, 2007 were excluded from the calculation of weighted average shares outstanding: 76,322 shares of Series A-10 which could have potentially converted into 763,220 shares of ONSM common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

The Company has a stock based compensation plan for its employees (the “Plan”). In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine and three months ended June 30, 2008 and 2007 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. The fair value of each Plan option first expensed during the nine and three months ended June 30, 2008 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility rates from 78% to 81%, risk-free interest rates of 3.0% to 6.25%, expected dividends of $0 and expected terms of 4 to 6.5 years, the full term of the related options. There were no Plan options expensed during the nine or three months ended June 30, 2007.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed as professional fees at the time the services contemplated by the options are provided to the Company. The fair value of each Non-Plan option first expensed during the nine and three months ended June 30, 2008 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility rates of 79%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 4 years, the full term of the related options. For Non-Plan options first expensed during the nine and three months ended June 30, 2007, the expected volatility rates were from 56% to 112% and the expected terms were 2 to 4 years.

See Note 8 for additional information related to all stock option issuances.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use are capitalized as discussed under Software above. Accounts payable and accrued liabilities includes approximately $686,000 and $578,000 as of June 30, 2008 and September 30, 2007 respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2007. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of June 30, 2008 and the results of their operations and cash flows for the nine and three months ended June 30, 2008 and 2007. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2008.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”. Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The requirements of FSP APB 14-1 will be effective for the Company’s fiscal year beginning October 1, 2009, including interim periods within that fiscal year. The Company is currently evaluating the impact FSP APB 14-1 may have on its financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization		Net Book Value
Goodwill:
Infinite Conferencing	$12,000,887	$-	$12,000,887	$12,000,887		$-	$12,000,887
Acquired Onstream	8,421,401	-	8,421,401	8,421,401		-	8,421,401
EDNet	1,271,444	-	1,271,444	1,271,444		-	1,271,444
Auction Video	3,216	-	3,216	3,216		-	3,216
Total goodwill	21,696,948	-	21,696,948	21,696,948		-	21,696,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,583,604	(1,050,000)	3,533,604	4,583,604		(375,000)	4,208,604
Auction Video - customer lists, patent pending and consulting/non- competes	1,169,141	(625,000)	544,141	1,150,000		(250,000)	900,000
Total intangible assets	5,752,745	(1,675,000)	4,077,745	5,733,604		(625,000)	5,108,604

Total goodwill and other acquisition-related intangible assets	$27,449,693	$(1,675,000)	$25,774,693	$27,430,552	$	(625,000)	$26,805,552

Infinite Conferencing – April 27, 2007

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (Continued)

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

At the closing of the Infinite Merger, the Company entered into a lock-up agreement with the former Infinite shareholders that limits the number of shares that they may sell, to 25% per quarter and/or weekly sales of 30,000 shares, commencing with the June 15, 2007 registration of such shares with the SEC and which percentage and weekly limitation may be increased at our option. The lock-up agreement also provides that in the event that the accumulated gross proceeds of the sale of first 50% of the 1,376,622 shares issued to them is less than $2.0 million, the Company, at its sole option but provided that all securities to be issued in connection with the merger agreement and any related financing or other transactions do not exceed 19.99% of ONSM outstanding common stock at the measurement date, would pay the difference in registrable ONSM common shares, or cash to the extent required by the 19.99% restriction. On December 27, 2007, the former Infinite shareholders notified the Company that the first 688,311 shares had been sold by them for $1,041,601, which would require an additional payment by the Company in cash or shares of approximately $958,399. In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable. The Company concluded that these conditions were substantively met as of December 31, 2007, and accordingly recorded the liability on its financial statements as of that date, which was offset by a reduction in additional paid in capital. Furthermore, on March 12, 2008, the Company executed collateralized promissory notes payable to the former Infinite shareholders in final settlement of this obligation – see note 4.

In connection with the merger agreement, the Company entered into two employment contracts and one consulting contract with three key Infinite executives. The employment contracts include five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years – see Note 8. As a result of the April 2008 expiration and non-renewal of one of the employment contracts, 50,000 of these options were forfeited. The employment and consulting contracts contain non-compete provisions with a minimum term of three years from the merger closing.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (Continued)

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

The fair value of certain intangible assets (internally developed software, customer lists, trademarks, URLs (internet domain names), favorable contractual terms and employment and non-compete agreements) acquired as part of the Infinite Merger was determined by Company management at the time of the merger. This fair value was primarily based on the discounted projected cash flows related to these assets for the next three to six years immediately following the merger, as projected by the Company’s and Infinite’s management on a stand-alone basis without regard to the Infinite Merger. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The Company is amortizing these assets over useful lives ranging from 3 to 6 years.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (Continued)

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

The following table sets forth the unaudited pro-forma consolidated results of operations for the nine and three months ended June 30, 2007, giving effect to the Infinite Merger as if the acquisition had occurred as of the beginning of the period:

	Nine months ended June 30, 2007	Three months ended June 30, 2007

Revenues	$12,021,563		$4,354,074
Net loss	$(12,184,790)	$	(1,358,014)
Net loss per share	$(0.38)		$(0.04)

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

Auction Video – March 27, 2007

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (Continued)

The Company allocated $2,046,996 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes, with depreciation over a three-year life commencing April 2007 – see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and are reflected in other current and non-current assets as of September 30, 2007 and in other current assets as of June 30, 2008, being amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $46,996.

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

In connection with the acquisition, the Company entered into three consulting contracts with three key Auction Video employees, two of which expired as of February 28, 2008. Starting with such expiration to date, the Company has continued paying one of these two employees on a month to month basis. The third such contract included a two-year option grant to one of the consultants for the purchase of up to 35,000 common shares with an exercise price of $2.98 per share (fair market value at the date of closing) and vesting over two years – see Note 8. The consulting contracts contain non-compete provisions with a minimum term of two years from the acquisition closing.

Acquired Onstream – December 23, 2004

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Acquired Onstream – December 23, 2004 (Continued)

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

Property and equipment in the above table represents the partially (at the time) completed DMSP, primarily Acquired Onstream’s payments to its vendors SAIC, Virage, North Plains and Nine Systems. This was the primary asset included in the purchase of Acquired Onstream, and was recorded at fair value as of the December 23, 2004 closing, in accordance with SFAS 141 – see Note 3. The fair value was primarily based on the discounted projected cash flows related to this asset for the next five years immediately following the acquisition, as projected at the time of the acquisition by the Company’s and Acquired Onstream’s management on a stand-alone basis without regard to the Onstream Merger. The discount rate utilized considered equity risk factors (including small stock risk and bridge/IPO stage risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

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
JUNE 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. The Company performed impairment tests on Acquired Onstream as of December 31, 2007 and on Infinite Conferencing as of April 27, 2008. The Company assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, the Company concluded that (i) there was no impairment of Acquired Onstream’s net assets (which include the DMSP) as of December 31, 2007 and (ii) there was no impairment of Infinite Conferencing’s net assets as of April 27, 2008.

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

The valuations of EDNet, Acquired Onstream and Infinite Conferencing incorporate management’s estimates of future sales and operating income, which estimates in the case of Acquired Onstream are dependent on a product (the DMSP) from which significant sales increases may be required to support that valuation.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	June 30,	September 30,	Useful Lives
	2008	2007	(Years)
Equipment and software	$9,990,487	$9,466,448	1-5
DMSP	5,086,836	4,784,875	3-5
Travel video library	1,368,112	1,368,112	2
Furniture and fixtures	179,205	179,205	5-7
Capitalized internal use software	740,485	558,485	3-5
Leasehold improvements	296,652	296,652	5
	17,661,777	16,653,777
Less: Accumulated depreciation and amortization	(13,159,922)	(11,102,751)

Net book value	$4,501,855	$5,551,026

Depreciation and amortization expense for property and equipment was approximately $2,062,000 and $1,621,000 for the nine months ended June 30, 2008 and 2007, respectively. Depreciation and amortization expense for property and equipment was approximately $662,000 and $637,000 for the three months ended June 30, 2008 and 2007, respectively.

The DMSP is comprised of four separate “products”, only two of which were available on an individual basis at the time of the December 2004 Onstream Merger – see Note 2. The four separate products are transcoding, storage, search and retrieval and distribution. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) of the DMSP’s carrying cost began and continued until the fourth product was placed in service during October 2006, at which time the Company began to depreciate 100% of the DMSP’s carrying cost.

As part of the Onstream Merger, the Company became obligated under a Basic Ordering Agreement for Professional Solutions ("BOA") with SAIC, under which SAIC would build an outsourced solution for customers allowing for management and use of digital rich media and offering flexible applications, including collaboration and re-purposing (the “DMSP”). SAIC agreed (i) to design the DMSP to allow for the addition and customization of applications to fit the specific needs of customers, (ii) to provide certain hosting and back-office services directly to the Company and in support of the Company’s customers and (iii) to bill its services under the BOA at a discount to its regular rates throughout the term of the BOA. The original term of the BOA ran from June 12, 2003 through December 31, 2006. As part of a November 2006 agreement between the Company and SAIC, all previous contractual extension options were rescinded in exchange for a single 18-month extension and the contract terminated on June 30, 2008. Cancellation of the contract among other things releases SAIC to offer the Onstream Media Solution directly or indirectly to third parties, which right Onstream’s management does not expect to result in a material adverse impact on future DMSP sales.

On March 27, 2007 the Company completed the acquisition of Auction Video – see Note 2. The assets acquired included a video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition. Based on the Company’s determination of the fair value of that transcoder at the date of the acquisition, $600,000 was added to the DMSP’s carrying cost as reflected above, which additional cost is being depreciated over a three-year life commencing April 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 3: PROPERTY AND EQUIPMENT (Continued)

On March 31, 2008 the Company agreed to pay $300,000 for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging services, in accordance with a limited term license that it purchased in 2007 for $281,250 - see Note 4 for additional terms of this license. Although the Company continues to use this software to provide its automatic meta-tagging services, the Company recently expanded its use of this software in providing its core DMSP services. Therefore, the Company recorded a portion of this 2008 purchase, as well as a portion of the remaining unamortized amount of the 2007 purchase, as an aggregate $243,750 increase in the DMSP’s carrying cost as reflected above, which additional cost is being depreciated over a five-year life commencing April 2008.

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures

In December 2007, the Company entered into an equipment financing line of credit arrangement with several individuals under which it could borrow up to an aggregate of $1.5 million for equipment purchases, including purchases made and paid for by the Company during the twelve (12) months prior to the date of the agreement. As of April 3, 2008, the Company had not drawn any funds under this arrangement and accordingly the Company notified the individuals that it was canceling the line of credit arrangement as of that date so that it might put together an alternative financing structure for the same purpose.

During the period from June 3, 2008 through June 5, 2008 the Company received an aggregate of $950,000 from six accredited individuals and other entities (the “Lenders”), under a software and equipment financing arrangement. The Company issued Notes to those Lenders, which are secured by specifically designated software and equipment owned by the Company with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other Company assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Lenders received 10,000 restricted ONSM common shares for each $100,000 lent to the Company, and will also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at the Company’s option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The first interest payment date is October 31, 2008.

The Company may prepay the Notes, which have a three (3) year maturity date, at any time upon ten (10) days' prior written notice to the Lenders during which time the Lender may choose to convert the Note. In the event of such repayment, all interest accrued and due for the remaining unexpired loan period is due and payable and may be paid in cash or restricted ONSM common shares in accordance with the above formula.

The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. Lenders holding in excess of 50% of the outstanding principal amount of the Notes may declare a default and may take steps to amend or otherwise modify the terms of the Notes and related security agreement.

The Notes may be converted to restricted ONSM common shares at any time six (6) months after issuance and prior to their three (3) year maturity date, at the Lender’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity, interest on the Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula. Notwithstanding the above, the Company has the right in its sole discretion to allow the Lender to convert the Note into restricted ONSM common shares during the first six months after issuance for any reason.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Convertible Debentures (Continued)

Fees were paid to placement agents and finders for their services in connection with the Notes in aggregate of 101,250 restricted ONSM common shares and $31,500 paid in cash. The 101,250 shares plus the 95,000 shares issued to the investors discussed above had a fair market value of approximately $182,513. The value of these 196,250 shares, plus the $31,500 cash fees and $8,296 paid for legal fees and other issuance costs related to the Notes, were reflected as a $222,309 discount against the Notes and are being amortized as interest expense over the three year term of the Notes. The effective interest rate of the Notes is approximately 19.8% per annum, excluding the potential effect of a premium to market prices if payment is made in common shares instead of cash.

Although the minimum conversion price was established in the Notes at $0.80 per ONSM share, the quoted market price was approximately $0.93 per ONSM share at the time the proceeds were received by the Company (including releases of funds previously placed in escrow) and the Notes were issued (June 3-5, 2008). However, the quoted market price per ONSM share was $0.81 on April 30, 2008, $0.84 on May 20, 2008 and back to $0.80 by June 27, 2008, less than one month after the issuance of the Notes. Therefore, the Company has determined that the $0.80 per share conversion price in the Notes was materially equivalent to fair value at the date of issuance, which was the intent of all parties when the deal was originally discussed between them in late April and early May 2008. Accordingly, the Company determined that there was not a beneficial conversion feature included in the Notes and did not record additional discount in that respect.

Notes Payable

Notes payable consist of the following as of June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
Note payable to a financial institution, collateralized by accounts receivable, interest at prime plus 8%, payable monthly. Revolving line of credit expiring December 2009.	$1,000,000	$-
Notes payable to former Infinite shareholders, collateralized by subordinated liens on all assets other than accounts receivable, principal payable in monthly installments through July 2009, interest at 12% per annum payable at maturity	640,741	-
Capitalized software and equipment leases	285,847	393,958
Total notes payable	1,926,588	393,958
Less: discount on notes payable	(23,122)	-
Notes payable, net of discount	1,903,466	393,958
Less: current portion, net of discount	(1,719,610)	(138,629)
Long term notes payable, net of current portion	$183,856	$255,329

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 4: NOTES PAYABLE (Continued)

In December 2007, the Company entered into a line of credit arrangement with a financial institution under which it can borrow up to an aggregate of $1.0 million for working capital, collateralized by its accounts receivable. The Company has received the full $1.0 million funding allowable under this arrangement as of June 30, 2008. The outstanding balance bears interest at prime plus 8% per annum, payable monthly in arrears. The Company paid initial origination and commitment fees aggregating $20,015 and a commitment fee of $10,000 will be due for the second and any subsequent year. The outstanding principal may be repaid at any time, but no later than two (2) years after the date of the agreement, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice. The loan is also subject to the Company maintaining an adequate level of receivables, based on certain formulas, as well as its compliance with debt service coverage and minimum tangible net worth covenants. The Company received waivers from the lender with respect to lack of compliance with the tangible net worth covenant as of March 31, 2008 and with respect to the tangible net worth and debt service to cash flow covenants as of June 30, 2008 and for the quarter then ended. Mr. Leon Nowalsky, a member of the Company’s Board of Directors, is also a founder and board member of the lender.

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

On March 12, 2008, the Company executed promissory notes (the “Infinite Notes”) payable to the Infinite Shareholders for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid monthly from April through August 2008. Additional payments of (iii) $50,000 (fifty thousand dollars) will be due on the 10th of the following ten months and (iv) the final payment of $8,399 plus accrued interest will be due on July 10, 2009. The Infinite Notes are collateralized by all of the Company’s assets other than accounts receivable and are subordinated to the first $4.0 million of Company debt outstanding from time to time. The Company also agreed to pay in aggregate up to $7,500 of the Infinite Shareholders' legal expenses incurred in connection with negotiating this matter, which the Company, along with its own legal expenses in the matter, recorded as a note discount to be amortized as interest expense over the remaining term of the Infinite Notes. The Infinite Notes may be prepaid without penalty and all principal and interest thereunder, as well as the legal expenses, is payable in cash. The Infinite Notes provide that if any of certain identified events of default occur, which includes a scheduled payment not made and remaining unpaid after five days notice from the Infinite Shareholders, then or at any time during the continuance of the event of default, the Infinite Shareholders, at their option, may accelerate the maturity of the Infinite Notes and require all accrued interest and other amounts to become immediately due and payable.

The terms of the Company’s Series A-10 Preferred Shares provide that the Company may not incur any additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares – see Note 6. In December 2007, the Company obtained consent from the single majority holder of the Series A-10 for the working capital line and the equipment financing (which took the form of convertible debentures), as discussed above. In March 2008, the consent was updated to cover the Infinite Notes, also discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 4: NOTES PAYABLE (Continued)

As part of the Onstream Merger, the Company assumed a capital lease for software, which had an outstanding principal balance of $35,646 as of June 30, 2008. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. Accounts payable at June 30, 2008 includes $63,958 of past due payments related to this lease. See Note 2.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $250,201 as of June 30, 2008. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

In accordance with APB 26, “Early Extinguishment of Debt”, and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, new debt instruments are to be recorded at fair value at the date of modification and that fair value is to be compared to the carrying value of the previous debt instrument in order to determine the debt extinguishment gain or loss, if any. A J&C Resources note executed by the Company following Board of Director approval of the modified terms on December 20, 2006, was recorded at a gross amount of $435,000, equivalent to the market value of the 245,902 shares that would be received upon its conversion. This value was based on the market value of $1.77 per ONSM share, which was the most recent daily closing price as of the date of Board approval of the terms of the new note, although the $1.22 conversion rate was based on negotiations that occurred with J&C only two weeks earlier when the market value was approximately $1.20 per ONSM share. The valuation based on the date of Board approval resulted in a debt extinguishment loss of $135,000, the difference between the $435,000 fair value and the $300,000 face value of the note, and such non-cash loss was reflected in the Company’s results of operations for the nine months ended June 30, 2007. The gross carrying value of the new note was offset by the $135,000 value of the conversion feature, which was reflected by an increase to additional paid-in capital and resulted in the net carrying value of the note, prior to its conversion to common stock in March 2007, being equal to its $300,000 face value. There was no material difference between the effective interest rates of the old and new J&C notes.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES

Narrowstep acquisition – On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, which merger has not been consummated as of August 8, 2008. The Company may recognize certain expenses or incur certain liabilities in the event this merger is not consummated, including (i) the write-off of $213,221 of acquisition-related costs included in other non-current assets on its balance sheet as of June 30, 2008 and (ii) satisfaction of certain compensation agreements entered into by the Company in contemplation of this merger. See Note 9.

NASDAQ letter regarding share price requirement – The Company received a letter from NASDAQ dated January 4, 2008 indicating that it had 180 calendar days, or until July 2, 2008, to regain compliance with Marketplace Rule 4310(c)(4) (the “Rule”), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The NASDAQ letter indicated that the Company’s non-compliance with the Rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days. The letter further indicated further that Company might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the July 2, 2008 deadline.

On July 3, 2008, the Company received a letter from NASDAQ stating that the Company was not considered compliant with the Rule as of that date, but because the Company met all other initial listing criteria for the NASDAQ Capital Market, it was granted an additional 180 calendar days, or until December 30, 2008, to regain compliance with the Rule, which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The letter indicated further that the Company might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if ONSM common stock closed at $1.00 per share or more for a minimum of ten consecutive business days before the December 30, 2008 deadline. The closing ONSM share price was $0.63 per share on August 8, 2008.

The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants) issued by the Company at various times from December 2004 through April 2006, as well as the common shares issued in connection with the April 2007 Infinite Merger, contain penalty clauses in the event the Company’s common stock is not traded on NASDAQ or a similar national exchange – See further discussion below.

Registration payment arrangements – The Company included the 8% Subordinated Convertible Debentures and related $1.50 warrants on a registration statement which was declared effective by the Securities and Exchange Commission (“SEC”) on July 26, 2006. The Company is only required to expend commercially reasonable efforts to keep the registration statement continuously effective. However, in the event the registration statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company’s common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

The Company included the common shares underlying the 8% Senior Convertible Debentures, including the Additional 8% Convertible Debentures (AIR), and the related $1.65 warrants, on a registration statement declared effective by the SEC on June 29, 2005. The 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price for each month that (a) the Company’s common shares are not listed on the NASDAQ Capital Market for a period of 3 trading days (which need not be consecutive) or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under the provisions of Rule 144(k). The $1.65 warrants provide that in the event the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under these transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007, although 1,128,530 of the warrants are still outstanding as of June 30, 2008 – see Note 8.

During March and April 2007, the Company sold an aggregate of 4,888,889 restricted common shares at $2.25 per share for total gross proceeds of approximately $11.0 million. This private equity financing was arranged by the Company to partially fund the Infinite Merger – see Note 2. These shares were included in a registration statement declared effective by the SEC on June 15, 2007. The Company is required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision. In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then the Company is liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company has concluded that (i) the terms discussed in the three preceding paragraphs above are registration payment arrangements as defined in the applicable accounting pronouncements, (ii) based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of June 30, 2008, that material payments under these registration payment arrangements are not probable, and (iii) therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of August 8, 2008, which condition could eventually affect its NASDAQ listing status, as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights - The Company has granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 were included in a registration statement declared effective by the SEC on June 15, 2007 and as of August 8, 2008 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

The Company has granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of August 8, 2008 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, the unregistered shares were originally issued in November and December 2006 and may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14. See Note 6 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

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

Consultant contract - The Company has entered into an agreement requiring the future issuance of approximately 180,000 unregistered shares for financial consulting and advisory services. The services are being provided over an 18 month period, and will result in a professional fees expense of approximately $113,000 over that service period, based on the current market value of an ONSM common share. None of these shares will be issued to Company directors or officers.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance –  On September 27, 2007, the Company’s Compensation Committee and Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO and Treasurer), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. Other than the extended term of the new agreements, the following salary, raise and benefit payments are substantially the same as the Executives would have received under the employment agreements previously in place that would have expired December 27, 2008. The new agreements provide annual base salaries of $253,000 for Mr. Selman, $230,000 for Mr. Saperstein, $207,230 for Mr. Tomlinson and $197,230 for Messrs. Friedland and Glassman, and allow for 10% annual increases through December 27, 2008 and 5% per year thereafter. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month, and an annual $5,000 allowance for the reimbursement of dues or charitable donations. The Company also pays insurance premiums for the Executives, including medical, life and disability coverage.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

The Company has determined that the performance objectives were met for the quarter ended December 31, 2007 and as a result recognized compensation expense of approximately $160,000 for the three months ended December 31, 2007, related to the vested quarterly portion of these options plus 25% of the annual portion that it expects to vest based on meeting the annual objectives. Although the Company has determined that the performance objectives were not met for the quarters ended March 31, 2008 or June 30, 2008, it recognized compensation expense of approximately $160,000 in each of those two quarters, related to the quarterly portion plus 25% of the annual portion, since it expects both to vest based on meeting the annual objectives.

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

As part of the above employment agreements, and in consideration for the provision in the new employment agreements that change of control benefits would not be paid related to any merger and any related financing occurring within eighteen months of entering into the new agreements, the Company’s Compensation Committee and Board of Directors agreed that the Company would grant each of the Executives fully vested four-year options for shares equivalent to one percent (1%) of the total number of shares issued in connection with any such merger and/or any related financing. If the Company enters into a definitive merger agreement during that eighteen month period, the number of options will be determined and granted at the time of closing that merger and will have an exercise price equal to the fair value at the date of grant, but no less than $1.00. The Company agreed to register these and all other shares or options held by the Executives with or simultaneously to any shares registered in connection with such a merger and/or any related financing.

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
JUNE 30, 2008

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

The form of an agreement containing the above terms was approved by the Company’s Compensation Committee and Board in their September 27, 2007 meeting, subject only to changes to be made to comply with IRS Section 409A. These changes were made and the agreements were executed and filed as exhibits to a Form 8-K/A the Company filed with the SEC on December 22, 2007. It was determined in a subsequent review by corporate counsel that the provision allowing payment of severance as a lump sum was inadvertently deleted as part of the Section 409A modifications, but such deletion was not necessary in order to comply with Section 409A. Accordingly, on May 15, 2008 the Compensation Committee and Board approved the correction of those agreements to reinstate the lump sum provision, since deletion of that provision was not their intention at the time they originally approved the form of agreement. In their May 15, 2008 meeting, the Compensation Committee and Board also extended the time period for the 1% option grant (discussed above) from 6 months to 18 months, modified the grant date to merger closing versus merger agreement date and specified the exercise price to be no less than $1.00. Those amended and corrected agreements were immediately executed and filed as exhibits to the Form 10-QSB the Company filed with the SEC on that same day.

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

Bandwidth Purchase Commitments - Effective July 1, 2008, the Company entered into a two-year long distance bandwidth rate agreement with a national CDN (content delivery network) company, which includes a minimum purchase commitment of approximately $200,000 per year. The Company is in compliance with this agreement.

The Company has entered into various agreements with a national co-location facilities company, for an aggregate minimum purchase commitment of approximately $27,000 per month, expiring at various times through September 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5: COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $51,000. The leases, with expiration dates ranging from 2008 to 2010, provide for renewal options and annual increases. Future minimum lease payments required under these non-cancelable leases as of June 30, 2008, excluding the capital lease obligations discussed in Note 4, total approximately $799,000.

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

The lease for the Company’s Infinite Conferencing location in New Jersey expires July 31, 2009. The monthly base rental is approximately $6,800.

Software purchase and royalty commitment - On March 31, 2008 the Company agreed to pay $300,000 (plus a $37,500 annual support fee) for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging and other DMSP services. This obligation was included in accounts payable at June 30, 2008. The initial $56,250 payment due under this perpetual license agreement was paid in July 2008 and the remaining payments are $112,500 due on September 30, 2008 and $168,750 due on December 31, 2008. In connection with this license, the Company also agreed to pay a 1% royalty on revenues arising from the use, licensing or offering of the functionality of this software to its customers, to the extent such revenue exceeds certain levels, subject to a minimum amount per transaction and only to the extent the calculated royalty exceeds the perpetual license payment.

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

State income taxes - The Company has been assessed state income taxes, plus penalties and interest, for the years ending September 30, 2004 and 2005, in an aggregate amount of approximately $89,000. The basis of the assessment is an attempt by the state to disallow certain net operating loss carryforwards to the years in question. The Company has contested these assessments with the state taxing authorities and believes the ultimate resolution will not have a material impact on the Company’s financial position or results of operations.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
NOTE 6: CAPITAL STOCK

Common Stock

During the nine months ended June 30, 2008, the Company issued 500,534 unregistered shares valued at approximately $581,000 (including the 240,000 shares issued in connection with a three-year consulting contract entered into in November 2006 and discussed below) and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 36 months. Except for 25,000 shares issued to Mr. Charles Johnston, director, as compensation for services to be rendered by him for fiscal year 2008 in connection with his appointment as audit committee chairman, none of the other shares were issued to Company directors or officers.

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

During the nine months ended June 30, 2008, the Company issued options to purchase its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $204,000. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $856,000 and $1,869,000 for the nine months ended June 30, 2008 and 2007, respectively. As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $410,000 in deferred equity compensation expense at June 30, 2008, to be amortized over the remaining periods of service of up to 28 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the nine months ended June 30, 2008, the Company recognized compensation expense (and a corresponding increase in additional paid in capital) of approximately $1,072,000 in connection with options issued to its employees to purchase its common shares. See Note 5 (employment contracts and severance) and Note 8.

During the nine months ended June 30, 2008, the Company issued 196,250 shares in connection with the Notes - 101,250 shares issued as fees to placement agents and finders and 95,000 shares issued to the investors. See Note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of June 30, 2008 and September 30, 2007, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”). The Series A-10 has a coupon of 8% per annum, payable annually in cash (or semi-annually at the Company’s option in cash or in additional shares of Series A-10), has a stated value of $10.00 per preferred share and has a conversion rate of $1.00 per common share. Series A-10 dividends are cumulative and must be fully paid by the Company prior to the payment of any dividend on its common shares. The Series A-10 is not redeemable by the Company and any shares of Series A-10 that are still outstanding as of December 2008 will automatically convert into common shares. Series A-10 is senior to all other preferred share classes that may be issued by the Company and the Company may not incur any additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares - see Note 4. The Series A-10 holders have the right to designate one member of the Company’s board of directors. Except as explicitly required by applicable law, the holders of Series A-10 shall not be entitled to vote on any matters as to which holders of the Company’s common shares are entitled to vote. In February 2005, the board of directors and the holders of a majority of the issued and outstanding shares of Series A-10 voted to approve an increase in the authorized number of Series A-10 from 500,000 shares to 700,000 shares to provide for the possible issuance of shares of Series A-10 as dividends on Series A-10 presently outstanding.

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

The Company’s Board declared a dividend payable on November 15, 2007 to Series A-10 shareholders of record as of November 10, 2007 of 2,767 Series A-10 preferred shares, in lieu of a $27,679 cash payment. The Company’s Board declared a dividend payable on May 15, 2008 to Series A-10 shareholders of record as of May 10, 2008 of 2,878 Series A-10 preferred shares, in lieu of a $28,786 cash payment. Including these two dividends, the Company has issued 88,549 Series A-10 preferred shares, in lieu of $885,515 in cash payments due for regular interest and dividends, from the Company’s initial issuance of Series A-10 shares through June 30, 2008.

As of June 30, 2008, the Company had issued 4,742,110 ONSM common shares as a result of several investors converting a total of 474,211 shares of Series A-10 preferred shares, which included 5,853 Series A-10 shares issued for accrued dividends through the respective conversion dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6: CAPITAL STOCK (Continued)

Preferred Stock (Continued)

The above transactions are summarized as follows through June 30, 2008:

Initial number of Series A-10 shares issued	454,650
Plus: A-10 shares issued for regular interest and dividends	88,549
Plus: A-10 shares issued for conversion dividends	5,853
Less: A-10 shares converted to common shares	(474,211)
Number of Series A-10 shares outstanding	74,841

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

909,083 of these warrants remain outstanding as of June 30, 2008 - see Note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Detailed below are the results of operations by segment for the nine and three months ended June 30, 2008 and 2007, and total assets by segment as of June 30, 2008 and September 30, 2007.

	For the nine months ended June 30,			For the three months ended June 30,
	2008		2007	2008		2007
Revenue:

Digital Media Services Group		$3,240,394	$3,016,945		$1,052,652		$923,504
Web Communications Services Group		9,980,664	4,998,115		3,429,795		2,851,712
Total consolidated revenue		$13,221,058	$8,015,060		$4,482,447		$3,775,216

Segment operating income (loss):

Digital Media Services Group		(369,838)	11,090		(193,652)		(195,535)
Web Communications Services Group		3,055,118	1,152,400		1,092,467		941,022
Total operating income		2,685,280	1,163,490		898,815		745,487

Depreciation and amortization		(3,112,054)	(2,085,771)		(1,012,273)		(911,933)
Corporate and unallocated shared expenses		(4,819,761)	(4,715,537)		(1,494,261)		(1,446,122)
Other (expense) income, net		(48,215)	(7,394,951)		(77,879)		105,868

Net loss	$	(5,294,750)	$(13,032,769)	$	(1,685,598)	$	(1,506,700)

	June 30, 2008	September 30, 2007
Assets:
Digital Media Services Group	$13,908,994	$15,092,360
Web Communications Services Group	19,133,915	20,058,947
Corporate and unallocated	1,830,479	1,332,349

Total assets	$34,873,388	$36,483,656

Depreciation and amortization are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8: STOCK OPTIONS AND WARRANTS

As of June 30, 2008, the Company had issued and outstanding options and warrants to purchase up to 14,778,311 ONSM common shares, including 7,699,666 Plan Options; 2,423,986 Non-Plan Options to employees and directors; 1,871,174 Non-Plan Options to financial consultants; and 2,783,485 warrants issued in connection with various financings and other transactions.

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

As of June 30, 2008 there are 7,699,666 outstanding options granted to management, employees and directors under the 1996 Plan and the 2007 Plan, which all have exercise prices equal to or greater than the fair market value at the date of grant. The initial terms of these options were generally four to five years and they were fully vested as of June 30, 2008, except 3,148,750 of these options issued in fiscal 2007 and 475,000 of these options issued in fiscal 2008 and detailed later in this note.

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
JUNE 30, 2008

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

During the year ended September 30, 2007, the Company issued 3,360,000 Plan options- (i) 35,000 two-year options exercisable at $2.98 per share in connection with the Auction Video acquisition - see note 2, (ii) 200,000 five-year Plan options exercisable at $2.50 per share in connection with the Infinite Merger, of which 50,000 have been forfeited due to termination of employment - see note 2, (iii) 25,000 four-year Plan Options exercisable at $2.28 per share to a non-executive employee and (iv) 3,100,000 four-year (from vesting) 2007 Plan options exercisable at $1.73 per share in connection with executive employment contracts - see note 4. None of these options, except 17,500 of those exercisable at $2.98, 50,000 of those exercisable at $2.50, the 25,000 exercisable at $2.28 and 68,750 of the performance options issued in connection with executive employment contracts, were vested as of June 30, 2008.

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

In April 2008, the Company issued four-year Plan options to certain employees to purchase 25,000 ONSM common shares at $1.00 per share (above fair market value on the date of issuance). These options vest over two and three years. In May 2008, the Company issued (i) four-year Plan options to purchase 40,000 ONSM common shares at $1.00 per share (above fair market value on the date of issuance), vesting over two years and (ii) four-year Plan options to purchase 400,000 ONSM common shares, as discussed in Note 9. See Note 10 for Plan options granted subsequent to June 30, 2008.

Detail of Plan Option activity for the nine months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	7,471,332	$1.43
Granted during the period	525,000	$1.00
Expired or forfeited during the period	(296,666)	$1.69

Balance, end of the period	7,699,666	$1.40

Exercisable at end of the period	4,075,916	$1.18

The Company’s outstanding exercisable Plan Options at June 30, 2008 have a remaining life of approximately 2.4 years and exercise prices ranging from $0.71 to $2.98 per share, except 26,666 of those outstanding exercisable Plan Options, which expired on August 1, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2008, the Company had 2,423,986 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger and of which 7,404 have expired as of June 30, 2008.

As of June 30, 2008, the Company had 1,871,174 outstanding Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Nine months ended June 30, 2008	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January - December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

October 2005 - August 2006	295,000	$1.00	Oct 2009 - Aug 2010
March - September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July - September 2005	225,000	$1.10	July - Sept 2009
January - March 2005	215,000	$1.65	Jan - Feb 2009
January 2005	30,000	$2.50	January 2009
January 2005	50,000	$3.50	January 2009
December 2004	59,240	$3.376	Mar 2008 - Dec 2009
Year ended September 30, 2005	579,240

May 2004	35,000	$2.25	May 2009
Year ended September 30, 2004	35,000

Total Non Plan consultant options as of June 30, 2008	1,871,174

45,000 of the above options were not vested as of June 30, 2008 - 20,000 were issued during the year ended September 30, 2007 and 25,000 were issued during the nine months ended June 30, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8: STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2008, the Company had outstanding vested warrants, primarily issued in connection with various financings, to purchase an aggregate of 2,783,485 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees - common share offering - March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures - March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures - December 2004	737,114	$1.65	December 2009
Series A-10 Preferred - December 2004	909,083	$1.50	December 2009

Total warrants as of June 30, 2008	2,783,485

In March and April 2006, in connection with the sale of the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 987,500 shares of ONSM common stock, which included selling agent fees, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. These warrants, of which 403,650 remain outstanding as of June 30, 2008, include a cashless exercise feature, which provides that, starting one year after issuance, in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock.

In December 2004, in connection with the sale of the 8% Convertible Debentures, the Company issued five-year warrants to purchase 1,957,500 common shares of ONSM, which included selling agent fees, exercisable for $1.65 per share. 737,114 of these warrants remain outstanding as of June 30, 2008. In February and April 2005, in connection with the sale of the Additional 8% Convertible Debentures the Company issued five-year warrants to purchase 978,750 common shares of ONSM, which included selling agent fees, exercisable for $1.65 per share. 391,416 of these warrants remain outstanding as of June 30, 2008. The number of shares of ONSM common stock that can be issued upon the exercise of the $1.65 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 9.999% of the Company’s issued and outstanding common stock.

See Note 6 related to the warrants issued in connection with the Series A-10 Preferred.

See Note 5 related to certain registration payment arrangements and related provisions contained in the above $1.50 and $1.65 warrants.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9: NARROWSTEP ACQUISITION

On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), a Delaware corporation with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. On August 13, 2008, the Merger Agreement and related documents were modified and those changes are incorporated into the terms as discussed below.

Pursuant to the Merger Agreement, at the effectiveness of the Merger (the “Effective Time”) which is currently expected to be no sooner than October 2008, each outstanding share of Narrowstep common stock, par value $0.000001 per share (“Narrowstep Common Stock”), including shares issued under restricted stock awards, and other than shares held by stockholders who have perfected their appraisal rights under Delaware law, cancelled shares and shares held by any subsidiary of Narrowstep (collectively, the “Shares to be Converted”), will be converted into (i) shares of Onstream common stock, par value $0.0001 per share (“Onstream Common Stock”) based on an exchange ratio determined as described below and (ii) one contingent value right (a “Contingent Value Right”) having terms and conditions described below. Onstream Common Stock and Contingent Value Rights issued for Narrowstep Common Stock issued pursuant to certain restricted stock awards will be subject to any vesting conditions in those awards.

The aggregate number of shares of Onstream Common Stock issuable in the Acquisition in exchange for the Shares to be Converted will be the greater of (i) the sum of (A) two (2) times Annualized Narrowstep Revenue (as defined in the Merger Agreement) and (B) one (1) times the amount of Narrowstep’s cash and cash equivalents immediately prior to the Effective Time, including any proceeds in escrow from Series A Preferred Stock as discussed below, and the sum of these items not exceeding $600,000 and (ii) 9,100,000. The exchange ratio will be the amount determined as described in the prior sentence divided by the Shares to be Converted plus the number of Narrowstep shares held by stockholders who have perfected their appraisal rights (the “Exchange Ratio”).

The final Exchange Ratio will be determined based on Narrowstep’s consolidated revenues for the quarter ended May 31, 2008 (after adjustments as defined in the Merger Agreement) and may not be known prior to the Effective Time. Accordingly, the Merger Agreement provides that the Shares to be Converted will receive an aggregate of 9,100,000 shares of Onstream Common Stock (the “Minimum Exchange Ratio”) upon consummation of the Merger. In the event that the final Exchange Ratio exceeds the Minimum Exchange Ratio, former holders of Shares to be Converted will receive additional shares of Onstream Common Stock within 30 days after the final determination of the Exchange Ratio. No assurance can be given that the Exchange Ratio will exceed the Minimum Exchange Ratio.

In the Acquisition, outstanding shares of Narrowstep’s Series A Preferred Stock, par value $0.000001 per share (the “Series A Preferred Stock”), will be converted into an aggregate of 2,000,000 shares of Onstream Common Stock.

In connection with the Acquisition, the Surviving Corporation will assume Narrowstep’s obligations under its outstanding Warrants for the purchase of up to 16,723,539 shares of Narrowstep common stock, which will convert to the right to purchase an aggregate of 1,080,006 shares of Onstream Common Stock at exercise prices ranging from approximately $5.59 to $18.58 per share - this excludes the 2007 Warrants discussed below. From and after the Acquisition, except as summarized below, holders of warrants will have the right to exercise their warrants for a number of shares of Onstream Common Stock and at exercise prices appropriately adjusted to give effect to the greater of the Exchange Ratio or the Minimum Exchange Ratio.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

Holders of warrants to acquire an aggregate of 22,726,400 shares of Narrowstep Common Stock issued by Narrowstep in August 2007 (the “2007 Warrants”) will have the right to exercise their 2007 Warrants for cash only for an aggregate of 1,000,000 shares of Onstream Common Stock at an exercise price of $3.50 per share. If any of the warrants are exercised prior to the Final Exercise Date (as defined in the CVR Agreement referenced below), an exercising holder will also be entitled to receive Contingent Value Rights in an amount equal to the number of Contingent Value Rights such holder would have received had its warrants been exercised immediately prior to the Effective Time. In connection with the Merger Agreement, holders of a majority of the 2007 Warrants have entered into an Amendment and Waiver Agreement with Narrowstep (the “Amendment and Waiver Agreement”) pursuant to which such holders, on behalf of themselves and all other holders of the 2007 Warrants, agreed to amend the terms of the 2007 Warrants as provided above and to waive certain antidilution and other rights.

Narrowstep has agreed that, for a period of at least fifteen (15) days prior to the Effective Time, it shall provide each holder of an option (“Narrowstep Option”) granted by it under the Narrowstep Inc. 2004 Stock Plan or otherwise with the opportunity to exercise each such Narrowstep Option, regardless of whether such Narrowstep Option is otherwise vested or exercisable. To the extent that any such Narrowstep Option is not exercised prior to the Effective Time, such Narrowstep Option shall be canceled and be of no further force and effect. If any Narrowstep Options are exercised prior to the Effective Time, any shares of Narrowstep Stock issued as a result thereof will be included in the total number of Shares to be Converted.

The Contingent Value Rights will be issued pursuant to the terms of a Contingent Value Rights Agreement to be entered into among Onstream, Mr. Lewis as the CVR Representative and Interwest Transfer Co., as Rights Agent, in the form attached to the Merger Agreement (the “CVR Agreement”). Pursuant to the terms and subject to the conditions set forth in the CVR Agreement, the Contingent Value Rights will be converted into shares of Onstream Common Stock in the event that the Narrowstep business reaches certain revenue targets for the 18 month period starting 6 months after the Acquisition; provided, however, that the maximum number of shares of Onstream Common Stock issuable in the Acquisition, including those pursuant to the Contingent Value Rights and the conversion of the Series A Preferred Stock, will not exceed 20,000,000. The number of shares of Onstream Common Stock issuable upon the conversion of each Contingent Value Right will depend on a number of factors, including the Narrowstep business meeting the revenue targets set forth in the CVR Agreement and the number of warrants, if any, exercised prior to the final determination of the consideration, if any, to be paid pursuant to the CVR Agreement. The conversion of Contingent Value Rights into Onstream Common Stock will occur in two stages, shortly following the final determination of whether the initial 12-month and subsequent 6-month revenue targets within the 18-month revenue measurement period have been met. The Contingent Value Rights will not be transferable by the holders thereof except by operation of law in limited circumstances.

The Boards of Directors of both Onstream and Narrowstep have unanimously approved the Merger Agreement and have recommended adoption of the Merger Agreement by the respective stockholders.

The Merger is intended to qualify as a tax-free reorganization for Federal income tax purposes.

The Merger Agreement contains customary representations and warranties of Narrowstep and Onstream. The Merger Agreement also contains customary covenants, including covenants regarding operation of the business of Narrowstep and its subsidiaries prior to the closing of the Merger. In addition, Narrowstep has agreed to use its commercially reasonable efforts to operate its business in accordance with a restructuring plan (the “Plan”), attached as an exhibit to the Merger Agreement, which is designed to significantly reduce or eliminate substantial costs related to Narrowstep’s facility leases, selling, general and administrative expenses, public company and headquarters costs, and other professional fees and services.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

The Acquisition is subject to customary closing conditions, including obtaining the approval of Narrowstep’s and Onstream’s stockholders. Each of Narrowstep and Onstream has agreed, unless the Merger Agreement is terminated earlier, to cause a stockholders meeting to be held, for the purpose of considering approval of the Merger and the Merger Agreement, with respect to Narrowstep’s stockholders and, among other things, for the purpose of considering approval of the issuance of Onstream’s common stock as provided in the Merger Agreement, with respect to Onstream’s stockholders. The Merger Agreement may be terminated under certain specified events, including by either Onstream or Narrowstep if the Effective Time has not occurred on or prior to November 30, 2008. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Narrowstep may be required to pay a termination fee of $377,000 to Onstream. Both Narrowstep and Onstream have entered into voting agreements (“Voting Agreements”) pursuant to which several significant stockholders have agreed to vote their shares in favor of the adoption of the Merger Agreement. Pursuant to the Voting Agreements, the holders of approximately 35% of the Narrowstep Common Stock presently outstanding and approximately 42% of the Onstream Common Stock presently outstanding have agreed to vote their shares in favor of the adoption of the Merger Agreement.

In connection with the original Merger Agreement, as well as its subsequent amendment, Narrowstep entered into subscription agreements (the “Subscription Agreements”) with three of Narrowstep’s major stockholders, as well as other qualified investors. Under the Subscription Agreements, which contain a consent to the Merger, the investors agreed to purchase immediately prior to the Merger shares of a to-be-established Series A Preferred Stock. Holders of the Series A Preferred Stock will be entitled to such dividends, if any, as may be declared by the Company’s Board of Directors out of funds legally available therefore (although no such dividends are provided for in the Plan), will not have any voting rights (except to the extent required by applicable law), will have no right to convert the Series A Preferred Stock into Common Stock or any other Narrowstep security and will have no right to force the redemption or repurchase of the Series A Preferred Stock by Narrowstep.

The following table sets forth the components of the estimated purchase price of $11.8 million:

Number of ONSM common shares issued to sellers	11,100,000
Number of ONSM common shares issued as finders fee	200,000
Number of ONSM common shares issued	11,300,000
ONSM per common share closing price on May 30, 2008	$0.95
Value of ONSM common shares issued	$10,735,000
Warrants assumed - Black Scholes valuation	430,000
Estimated cash transaction costs	635,000
Total purchase price	$11,800,000

EITF No. 99-12 indicates that securities given in a business combination should be measured during a period only up to "a few days before and after” the measurement date, which in this case was May 30, 2008, when the May 29, 2008 signing of the definitive merger agreement was publicly announced. The ONSM market price was $0.95 per share on May 30, 2008, $0.88 per share on May 23, 2008 and $0.90 per share on June 6, 2008. The Company believes that the prices one week before and one week after were not materially different from the price as of the date the definitive merger agreement was publicly announced and so the value at that date is acceptable for valuing the ONSM common shares issued in connection with the Acquisition.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

EITF No. 99-12 indicates that if the purchase price (i.e., number of shares or other consideration) is substantively changed after the initial acquisition agreement is announced, that the measurement date would be changed to be the date that the new terms were announced. Although the August 13 amendment to the Narrowstep Merger Agreement resulted in a 1.4 million share decrease in the number of ONSM shares to be issued to the holders of Narrowstep common shares, that decrease was offset by a corresponding increase in the number of ONSM shares to be issued to the holders of Narrowstep preferred shares. The market value of the 11.3 million ONSM common shares to be issued in the transaction, based on the market price per share of ONSM common shares on the date the amendment was announced (approximately $0.63 per share), was approximately $3.6 million lower than the market value on the date the original Merger Agreement was announced. However, based on the guidance provided in EITF 99-12, it is not likely that a change in the original May 30, 2008 measurement date will be allowed, since the total number of ONSM common shares to be issued in the transaction did not change.

The above purchase price will be allocated by the Company to assets acquired and liabilities assumed, based upon its determination of the fair value of those assets and liabilities on the Effective Date. Based on information currently available to it, the Company expects the fair value of the assets acquired, net of assumed liabilities, will be approximately $6.5 million (including intangible assets such as customer lists, tradenames, URLs (internet domain names) and employment agreements) and goodwill will be approximately $5.3 million. These estimates of fair value may change based upon completion of the Company’s final valuation. In accordance with applicable accounting pronouncements, goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, are amortized to expense over their estimated useful lives, although the unamortized balances are still subject to review and adjustment for impairment. In the event the Company is required to issue shares or pay cash under the CVR Agreement, it will be recorded as additional purchase price included in goodwill and subject to periodic evaluation for impairment as well.

In connection with, and in anticipation of, the Acquisition, the Company entered into an employment contract with an individual who was employed by Narrowstep as a consultant upon the signing of the Definitive Agreement and will become an employee (and the Managing Director) of Narrowstep on the Effective Date, although the Company’s obligations under the contract are not contingent on the closing of the merger. The terms of this contract include:

a) Base fees/salary of $20,000 per month (pro-rated for initial part-time service),

b) A recoverable draw of $2,000 per month for the first six months, to be deducted from future paid commissions if applicable,

c) Commissions of 1% on Narrowstep’s sales that are 25% above annualized existing revenue and 2% on sales that are 50% above annualized existing revenue,

d) Four-year vested options for the purchase of 15,000 common ONSM shares for every one million dollars that Narrowstep’s sales are above 125% annualized existing revenue, applicable for the first two years of service,

e) Four-year term (from vesting) option grants for the purchase of 400,000 common ONSM shares, vesting over four years at 100,000 per year, and

f) Reimbursement of travel and moving expenses up to $16,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

All options are exercisable at the fair market value at the date of grant, but no less than $1.00 per share. The employment contract contains non-compete provisions and is for a minimum term of one year from the signing of the Definitive Agreement and provides for 6 months severance in the event of termination without cause after that one year period. The Company has estimated the total compensation expense under the above arrangement to be approximately $302,000 for the initial year, which includes expected salary, expense reimbursement and minimum commission payments, as well as the fair value of the 400,000 guaranteed options, the latter calculated in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”, using the Black-Scholes model with the following assumptions: expected volatility of 79-90%, risk-free interest rate of 4.5%, expected dividends of $0 and expected term of 6.5 years, the average term of the related options. This total compensation expense excludes commissions and options that are contingent on increased sales.

NOTE 10: SUBSEQUENT EVENTS

During July 2008 we received $50,000 from an accredited entity, under a software and equipment financing arrangement which allowed for total borrowings of up to $1.5 million and of which $950,000 had been subscribed to and funded as of June 30, 2008. The terms of the Note issued to this lender were substantially equivalent to the Notes issued to the other Lenders - see note 4.

During the period from July 1, 2008 through August 8, 2008, the Company issued 2,433 unregistered shares of common stock for financial consulting and advisory services. The services were provided over a period of one month, and will result in a professional fees expense of approximately $1,500 over the service period. In August 2008, the Company’s Board of Directors also authorized the issuance of up to 30,000 ONSM common shares for past marketing services, which will result in a professional fees expense of up to approximately $19,000. None of these shares were or will be issued to Company directors or officers.

In August 2008, the Company issued four-year Plan options to certain employees to purchase 435,000 ONSM common shares at $1.00 per share (above fair market value on the date of issuance). These options vest over two and three years, except for 25,000 options which will vest in less than one year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications. We had approximately 100 full time employees as of June 30, 2008, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Web Communications Services Group

Our Digital Media Services Group, which operates primarily from facilities in San Francisco, California, consists of our Smart Encoding division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our EDNet division.

Our Smart Encoding division provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient online search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. Our DMSP division provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. In addition, our EDNet division provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

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

On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc., a publicly held Delaware corporation (“Narrowstep”) with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. This transaction is currently expected to be closed no sooner than October 2008. See Note 9 to the Consolidated Financial Statements and the discussion in Liquidity and Capital Resources below.

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

Results of Operations

Our consolidated net loss for the nine months ended June 30, 2008 was approximately $5.3 million ($0.13 loss per share) as compared to a loss of approximately $13.0 million ($0.49 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $7.7 million (59%). The decreased net loss was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the nine months ended June 30, 2007 and the resulting write-off of unamortized discount as interest expense at that time, as well as conversions of notes payable to equity during the fiscal 2007 period and the resulting write-off of prepaid interest and fees. Similar transactions did not occur in the nine months ended June 30, 2008.

In addition to the above, our results of operations for the nine months ended June 30, 2008 included the Auction Video acquisition that we completed on March 27, 2007 and the Infinite Conferencing acquisition that we completed on April 27, 2007 and that were therefore not reflected in the results of our operations for the full nine month period ended June 30, 2007.

Our consolidated net loss for the three months ended June 30, 2008 was approximately $1.7 million ($0.04 loss per share) as compared to a loss of approximately $1.5 million ($0.04 loss per share) for the corresponding period of the prior fiscal year, an increase in our loss of approximately $179,000 (12%). The increased net loss was primarily due to increased compensation expenses, including non-cash expenses for the impact of non-cash equity compensation arising from service and performance-based options granted in connection with new executive employment contracts approved by our Board in September 2007, partially offset by increased sales and gross margin primarily as a result of the Infinite Conferencing acquisition that we completed on April 27, 2007 and therefore was only reflected in the results of our operations for two months of the three month period ended June 30, 2007.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	PERCENTAGE OF REVENUE
	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenue:

DMSP and hosting	8.2%	6.3%	8.0%	5.5%
Network usage	13.0	19.9	12.7	13.8
Webcasting	33.7	44.4	35.0	39.2
Audio and web conferencing	41.1	16.7	40.8	35.5
Other	4.0	12.7	3.5	6.0
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:

DMSP and hosting	3.5%	2.6%	4.9%	2.9%
Network usage	5.4	8.3	5.3	5.9
Webcasting	11.4	14.6	12.0	12.7
Audio and web conferencing	8.2	2.8	8.6	5.8
Other	3.9	7.8	3.6	5.1
Total costs of revenue	32.4%	36.1%	34.4%	32.4%

Gross margin	67.6%	63.9%	65.6%	67.6%

Operating expenses:
Compensation	56.3%	57.6%	54.3%	49.3%
Professional fees	12.2	32.3	9.5	20.8
Other general and administrative	15.2	18.4	15.0	16.0
Depreciation and amortization	23.6	26.0	22.6	24.2
Total operating expenses	107.3%	134.3%	101.4%	110.3%

Loss from operations	(39.7)%	(70.4)%	(35.8)%	(42.7)%

Other income (expense), net:
Interest income	-%	0.8%	-%	0.5%
Interest expense	(0.8)	(93.1)	(1.8)	0.1
Debt extinguishment loss	-	(1.7)	-	-
Other income, net	0.5	1.7	-	2.2
Total other income (expense), net	(0.3)%	(92.3)%	(1.8)%	2.8%

Net loss	(40.0)%	(162.7)%	(37.6)%	(39.9)%

Nine months ended June 30, 2008 compared to the nine months ended June 30, 2007

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition. This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the nine months ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent

Total revenue	$13,221,058	$8,015,060	$5,205,998	65.0%
Total costs of revenue	4,282,922	2,889,561	1,393,361	48.2%
Gross margin	8,938,136	5,125,499	3,812,637	74.4%

General and administrative expenses	11,072,617	8,677,546	2,395,071	27.6%
Depreciation and amortization	3,112,054	2,085,771	1,026,283	49.2%
Total operating expenses	14,184,671	10,763,317	3,421,354	31.8%

Loss from operations	(5,246,535)	(5,637,818)	(391,283)	(6.9)%

Other (expense)	(48,215)	(7,394,951)	(7,346,736)	(99.3)%

Net loss	$(5,294,750)	$(13,032,769)	$(7,738,019)	(59.4)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $13.2 million for the nine months ended June 30, 2008, an increase of approximately $5.2 million (65%) from the corresponding prior fiscal year period, primarily due to increased revenues of the Web Communications Services Group.

We are now estimating a minimum of forty percent (40%) year-over-year growth for our total revenues for the fiscal year ending September 30, 2008, as compared to our total revenues for the fiscal year ending September 30, 2007.

Web Communications Services Group revenues were approximately $10.0 million for the nine months ended June 30, 2008, an increase of approximately $5.0 million (100%) from the corresponding prior fiscal year period. This increase was primarily due to an increase of approximately $4.1 million of audio and web conferencing revenues recognized from the Infinite Conferencing division, to approximately $5.4 million from approximately $1.3 million in the corresponding prior fiscal year period. We acquired Infinite on April 27, 2007, and thus these prior fiscal year period revenues represent only the two months of operations by Infinite after the acquisition date. We also experienced an approximately $903,000 (25%) increase in webcasting division sales over the corresponding prior fiscal year period, arising from increased production services sales and a continuation of the past growth in our sales of higher priced video webcasts. Our revenues from audio webcasts, although having a much lower per-event price than video webcasts, have also increased significantly in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007, primarily due to an approximately $457,000 increase in revenues generated via a single reseller of our financial webcasts. The number of webcasts produced increased to approximately 5,100 webcasts for the nine months ended June 30, 2008, versus approximately 3,200 webcasts for the corresponding prior fiscal year period, and the average revenue per webcast event decreased to approximately $868 for the current fiscal year period as compared to approximately $1,104 for the prior fiscal year period.

The number of webcasts reported above, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The prior period numbers presented herein have been calculated on the same basis.

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

In August 2008 we announced that we had been awarded three new multi-year public sector webcasting services contracts with the United States Nuclear Regulatory Commission (NRC), California State Department of Technology Services (DTS), and California State Board of Equalization (BOE), for an allocated total of $1.5 million in contract awards.  We are servicing these contracts in cooperation with Akamai, as one of their resellers.

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

We have recently completed several feature enhancements to our proprietary webcasting platform, including embedded Flash video and animations as well as a webinar service providing the means to hold a virtual seminar online in real time and both audio and video editing capabilities. Additional upgrades expected include storage and search of webcasts in the DMSP by September 2008.

We recently announced an upgrade to our webcasting service, featuring broadcast quality video using the industry standard 16:9 aspect ratio and called Visual Webcaster HD™. The new upgrade includes the ability to use high definition cameras and other HD sources input via SDI (Serial Digital Interface) into our encoders, providing a broadcast-quality experience. In addition, we have announced the expected deployment of iEncode™, a full-featured, turnkey, standalone webcasting solution, being designed to operate inside a corporate LAN environment with multicast capabilities.  Initial releases of both Visual Webcaster HD and iEncode are available, and will be fully compatible with the DMSP for archiving, intelligent indexing and retrieval by September 2008.

Digital Media Services Group revenues were approximately $3.2 million for the nine months ended June 30, 2008, an increase of approximately $223,000 (7.4%) from the corresponding prior year period. This increase was due to an approximately $295,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division, an approximately $209,000 increase in DMSP “store and stream” revenues, approximately $74,000 of UGC revenues arising from our recent acquisition of Auction Video and approximately $121,000 higher EDNet network usage charges. These and other Digital Media Services Group revenue increases were partially offset by (i) an approximately $297,000 decrease in sales to a single customer from approximately $392,000 in the first nine months of fiscal 2007 to approximately $95,000 in the first nine months of fiscal 2008, as well as (ii) an approximately $264,000 decrease in sales due to the January 2007 discontinuance of encoding and editorial work for Discovery Education, Inc.

As of June 30, 2008, we had approximately 218 monthly recurring subscribers to the “store and stream” application of the DMSP, which was developed as a focused interface for small to medium business (SMB) clients. Most of these subscribers were signed up since May 2007. We expect this DMSP customer base to continue to grow, especially as we add reporting and other features to this interface. In addition, we are also developing a provisioning function which will allow customers to sign up online for the DMSP on a fully automated basis, using a credit card, which we believe will accelerate even further the growth in this customer base and related revenues. Enhanced video search is expected to be completed and deployed by September 2008.

In addition to the “store and stream” application of the DMSP, we have entered into strategic partnership and other agreements with several entities assisting us in the deployment via the DMSP of enabling technologies necessary to create social networks with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms.

One of the key components of our March 2007 acquisition of Auction Video was the video ingestion and flash transcoder, already integrated into the DMSP as an integral component of the social network services offered as part of our partnership with Five Across (Cisco Systems). Auction Video’s technology is being used in various applications such as online Yellow Pages listings, delivering video to mobile phones, multi-level marketing and online newspaper classified advertisements, and can also provide for direct input from webcams and other imaging equipment. In addition, our Auction Video service was recently approved by eBay to provide video hosting services for eBay users and PowerSellers (high volume users of eBay). This eBay approval also prompted our signing of teaming agreements with both Infopia and Hammertap, two of eBay’s third party software and service providers for PowerSellers. The Auction Video acquisition is another strategic step in providing a complete range of enabling, turnkey technologies for our clients to facilitate “video on the web” applications, which we believe will make the DMSP a more competitive option as an increasing number of companies look to enhance their web presence with digital rich media and social applications.

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

Consolidated gross margin was approximately $8.9 million for the nine months ended June 30, 2008, an increase of approximately $3.8 million (74%) from the corresponding prior fiscal year period. This increase was primarily due to an increase of approximately $3.2 million of gross margin on the audio and web conferencing revenues recognized from the Infinite Conferencing division, to approximately $4.3 million from approximately $1.1 million in the corresponding prior fiscal year period. We acquired Infinite on April 27, 2007, and thus these prior fiscal year period revenues and gross margins represent only the two months of operations by Infinite after the acquisition date. We also experienced an approximately $567,000 (24%) increase in webcasting gross margin over the corresponding prior fiscal year period. This increase in webcasting gross margin was primarily due to an increase in the number of events, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs.

The consolidated gross margin percentage was 67.6% for the nine months ended June 30, 2008, versus 63.9% for the corresponding prior fiscal year period. This increase was primarily due to an 80.0% gross margin percentage on Infinite’s audio and web conferencing revenues, which is higher than our historical gross margin experience.

Based on our sales expectations discussed above, as well as anticipated higher than our historical gross margin percentages on audio and web conferencing revenues, we expect gross margin for the remainder of fiscal year 2008 to exceed the corresponding prior period amounts, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $14.2 million for the nine months ended June 30, 2008, an increase of approximately $3.4 million (32%) over the corresponding prior fiscal year period, primarily from increased compensation and depreciation and amortization expense.

Compensation expense for the nine months ended June 30, 2008 was approximately $2.8 million (62%) greater than the corresponding prior fiscal year period. This increase is primarily due to (a) approximately $1.3 million of increased compensation expense recognized by our Infinite Conferencing division, primarily because we acquired Infinite on April 27, 2007 and the prior fiscal year period compensation expense includes only the two months of operations by Infinite after the acquisition date, (b) approximately $1.1 million of increased executive and administrative staff compensation, primarily the impact of non-cash equity compensation arising from service and performance-based options granted in connection with new executive employment contracts approved by our Board in September 2007, as well as the effect of contractual raises, (c) approximately $265,000 of increased DMSP division compensation, primarily arising from development and programming staff increases and (d) approximately $160,000 of increased webcasting division compensation, primarily for commissions on increased webcasting sales, as well as sales staff increases.

Depreciation and amortization expense for the nine months ended June 30, 2008 was approximately $1,026,000 (49%) greater than the corresponding prior fiscal year period. This increase was primarily due to the amortization and depreciation of the tangible and intangible assets acquired as a result of our March 2007 acquisition of Auction Video and our April 2007 acquisition of Infinite Conferencing, which was only recognized in the corresponding prior fiscal year period for the three and two month periods after their respective acquisition dates.

As a result of the factors discussed above, including but not limited to the relatively recent acquisitions of Auction Video and Infinite Conferencing, we expect our consolidated operating expenses to exceed the corresponding prior period amounts for the remainder of fiscal year 2008.

Other Expense

Other expense of approximately $48,000 for the nine months ended June 30, 2008 represented the significant reduction of the approximately $7.5 million in interest expense recognized for the nine months ended June 30, 2007. This was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the nine months ended June 30, 2007 and the resulting write-off of unamortized discount as interest expense at that time, as well as conversions of notes payable to equity during the fiscal 2007 period and the resulting write-off of prepaid interest and fees. Similar transactions did not occur in the nine months ended June 30, 2008 and interest expense for that period was only approximately $131,000.

As of June 30, 2008, we had no 8% Senior or Subordinated Convertible Debentures outstanding and therefore we anticipate our interest expense during the remainder of fiscal 2008 to be less than recorded in the corresponding prior year periods. However, we expect our interest expense to increase as compared to current levels, as a result of interest being incurred on (i) $1.0 million in current borrowings outstanding for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at prime plus 8%, (ii) notes payable to former shareholders of Infinite Conferencing, with a balance of $640,741 at June 30, 2008 and incurring interest expense at 12% per annum and (iii) convertible debentures for financing software and equipment purchases with a balance of $950,000 at June 30, 2008 and incurring interest expense at 12% per annum. In addition to these cash interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts.

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

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	For the three months ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent

Total revenue	$4,482,447	$3,775,216	$707,231	18.7%
Total costs of revenue	1,544,031	1,221,458	322,573	26.4%
Gross margin	2,938,416	2,553,758	384,658	15.1%

General and administrative expenses	3,533,862	3,254,393	279,469	8.6%
Depreciation and amortization	1,012,273	911,933	100,340	11.0%
Total operating expenses	4,546,135	4,166,326	379,809	9.1%

Loss from operations	(1,607,719)	(1,612,568)	(4,849)	(0.3)%

Other (expense) income	(77,879)	105,868	(183,747)	(173.6)%

Net loss	$(1,685,598)	$(1,506,700)	$178,898	11.9%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.5 million for the three months ended June 30, 2008, an increase of approximately $707,000 (19%) from the corresponding prior fiscal year quarter, primarily due to increased revenues of the Web Communications Services Group.

Web Communications Services Group revenues were approximately $3.4 million for the three months ended June 30, 2008, an increase of approximately $578,000 (20%) from the corresponding prior fiscal year quarter. This increase was primarily due to an increase of approximately $490,000 of audio and web conferencing revenues recognized from the Infinite Conferencing division, to approximately $1.8 million from approximately $1.3 million in the corresponding prior fiscal year quarter. We acquired Infinite on April 27, 2007, and thus these prior fiscal year quarter revenues represent only the two months of operations by Infinite after the acquisition date. We also experienced an approximately $92,000 (6%) increase in webcasting division sales over the corresponding prior fiscal year quarter, arising primarily from a continuation of the past growth in our sales of audio webcasts, including an approximately $125,000 increase in revenues generated via a single reseller of our financial webcasts. The number of webcasts produced increased to approximately 1,900 webcasts for the three months ended June 30, 2008, versus approximately 1,300 webcasts for the corresponding prior fiscal year quarter, and the average revenue per webcast event decreased to approximately $832 for the current fiscal year quarter as compared to approximately $1,147 for the prior fiscal year quarter.

Digital Media Services Group revenues were approximately $1.1 million for the three months ended June 30, 2008, an increase of approximately $129,000 (14%) from the corresponding prior year period. This increase was due to an approximately $72,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division and an approximately $86,000 increase in DMSP “store and stream” revenues. These and other Digital Media Services Group revenue increases were partially offset by an approximately $56,000 decrease in sales to a single customer from approximately $71,000 in the third fiscal 2007 quarter to approximately $15,000 in the third fiscal 2008 quarter.

Consolidated gross margin was approximately $2.9 million for the three months ended June 30, 2008, an increase of approximately $385,000 (15%) from the corresponding prior fiscal year quarter. This increase was primarily due to an increase of approximately $323,000 of gross margin on the audio and web conferencing revenues recognized from the Infinite Conferencing division, to approximately $1.4 million from approximately $1.1 million in the corresponding prior fiscal year quarter. We acquired Infinite on April 27, 2007, and thus these prior fiscal year quarter revenues and gross margins represent only the two months of operations by Infinite after the acquisition date.

The consolidated gross margin percentage was 65.6% for the three months ended June 30, 2008, versus 67.6% for the corresponding prior fiscal year quarter. This decrease was primarily due to a 78.8% gross margin percentage on Infinite’s audio and web conferencing revenues for the quarter ended June 30, 2008 versus 83.5% for the corresponding prior fiscal year quarter.

Operating Expenses

Consolidated operating expenses were approximately $4.5 million for the three months ended June 30, 2008, an increase of approximately $380,000 (9%) over the corresponding prior fiscal year quarter, primarily from increased compensation expense, partially offset by decreased professional fee expense.

Compensation expense for the three months ended June 30, 2008 was approximately $572,000 (31%) greater than the corresponding prior fiscal year quarter. This increase is primarily due to (a) approximately $354,000 of increased executive and administrative staff compensation, primarily the impact of non-cash equity compensation arising from service and performance-based options granted in connection with new executive employment contracts approved by our Board in September 2007, as well as the effect of contractual raises and (b) approximately $235,000 of increased compensation expense recognized by our Infinite Conferencing division, primarily because we acquired Infinite on April 27, 2007 and the prior fiscal year quarter compensation expense includes only the two months of operations by Infinite after the acquisition date.

Professional fee expense for the three months ended June 30, 2008 was approximately $361,000 (46%) less than the corresponding prior fiscal year quarter. This decrease is primarily due to an approximately $291,000 decrease in the non-cash expense for financial consulting and advisory services paid for by the issuances of shares and options. We have significantly reduced the number of such contracts in the past twelve months. Furthermore, shares issued to consultants during the quarters ended March 31, 2007 and June 30, 2007 were valued between $2.37 and $3.27 per share, based on the quoted market price at the time, which has declined significantly since then.

Liquidity and Capital Resources

Our financial statements for the nine months ended June 30, 2008 reflect a net loss of approximately $5.3 million and cash used in operations for that period of approximately $124,000. Although we had cash of approximately $875,000 at June 30, 2008, working capital was a deficit of approximately $524,000 at that date.

Since the beginning of fiscal 2008, we obtained financing from two primary sources - a) a line of credit arrangement collateralized by our accounts receivable, under which we have borrowed the currently maximum allowable amount of $1.0 million as of June 30, 2008 and b) convertible debentures (“Notes”) collateralized by certain software and equipment, which we issued for total gross proceeds of $950,000 through June 30, 2008 (increased to $1.0 million as of August 8, 2008).

Although there is not currently additional borrowing capacity available under the above arrangements, we believe that we could obtain additional financing based on (i) approximately $350,000 secured by accounts receivables in excess of the amount required to support the existing facility, based on the advance formulas currently in place and (ii) approximately $700,000 secured by software and equipment purchased and paid for by us during the past year, which is not included in the $1.5 million of software and equipment identified as collateral for the currently outstanding convertible debentures. Therefore, we believe that we have sufficient capital resources to fund our continued operations.

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

On March 12, 2008, we executed promissory notes (the “Infinite Notes”) for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid monthly from April through August 2008. Additional payments of (iii) $50,000 (fifty thousand dollars) will be due on the 10th of the following ten months and (iv) the final payment of $8,399 plus accrued interest will be due on July 10, 2009. The Infinite Notes are secured by all of our assets other than accounts receivable and are subordinated to the first $4.0 million of our debt outstanding from time to time. The Infinite Notes may be prepaid without penalty and all principal and interest thereunder, as well as the legal expenses, is payable in cash. The Infinite Notes provide that if any of certain identified events of default occur, which includes a scheduled payment not made and remaining unpaid after five days notice from the Infinite Shareholders, then or at any time during the continuance of the event of default, the Infinite Shareholders, at their option, may accelerate the maturity of the Infinite Notes and require all accrued interest and other amounts to become immediately due and payable.

During June and July 2008, we issued Notes for aggregate proceeds of $1.0 million, which may be converted to restricted ONSM common shares at any time six (6) months after issuance and prior to their three (3) year maturity date, at the Lender’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity, interest on the Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula. Notwithstanding the above, we have the right in our sole discretion to allow the Lender to convert the Note into restricted ONSM common shares during the first six months after issuance for any reason.

The Notes bear interest at 12% per annum, payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The first interest payment date is October 31, 2008.

We expect increases in our operating expenses during fiscal year 2008 arising from a Sarbanes-Oxley 404 compliance program. We may be able to defer these expenses based on the status of regulatory changes in this area, although at this point the continuation of past deferrals of these expenses is not considered likely and we currently anticipate expending up to $100,000 (incremental out of pocket costs only) for this program during the six months ended December 31, 2008. We also anticipate additional operating expenses in the remainder of fiscal year 2008 as well as fiscal 2009 related to the continuation of our marketing program expansion that began in previous fiscal years, although we cannot guarantee that this expansion will be continued or that our marketing efforts will be successful.

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), a Delaware corporation with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. The merger is not expected to be consummated until October 2008. The terms of the Merger Agreement call for a minimum issuance of 11.1 million ONSM common shares, as well as the assumption of certain Narrowstep warrants. In addition, we could be required to issue up to an additional 9.9 million ONSM common shares, subject to the achievement of certain revenues from the Narrowstep business during the eighteen-month period beginning six months after the consummation of the merger.

Prior to the consummation of the merger, we expect to incur incremental acquisition-related costs of approximately $425,000 payable in cash, of which approximately $213,000 had been included in other non-current assets on our balance sheet as of June 30, 2008, including approximately $64,000 paid as of that date. Additional cash closing costs of approximately $210,000 will be incurred once the merger is consummated. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Narrowstep may be required to pay us a termination fee of $377,000.

In connection with, and in anticipation of, the acquisition, we entered into an employment contract with an individual who was employed by Narrowstep as a consultant upon the signing of the Definitive Agreement and will become an employee (and the Managing Director) of Narrowstep on the Effective Date, although our obligations under the contract are not contingent on the closing of the merger. The terms of this contract include base fees/salary of $20,000 per month (pro-rated for initial part-time service), a recoverable draw of $2,000 per month for the first six months, to be deducted from future paid commissions if applicable, commissions of 1% on Narrowstep’s sales that are 25% above annualized existing revenue and 2% on sales that are 50% above annualized existing revenue, reimbursement of travel and moving expenses up to $16,000, as well as certain option grants.

Although Narrowstep reported cash used in operating activities of approximately $2.1 million for the three months ended May 31, 2008, this included a number of one-time expenses associated with the termination of leases and other commitments as well as expenses related to the merger. In addition, Narrowstep reported cash and short term investments totaling approximately $2.2 million as of May 31, 2008 and has committed to selling preferred shares for additional cash proceeds of $1.0 million prior to the merger.

Although Narrowstep has agreed to use its commercially reasonable efforts to operate its business in accordance with a restructuring plan (the “Plan”) attached as an exhibit to the Merger Agreement, which is designed to significantly reduce or eliminate substantial costs related to Narrowstep’s facility leases, selling, general and administrative expenses, public company and headquarters costs, and other professional fees and services, we anticipate that the operations of Narrowstep could still be generating operating cash deficits at the time the merger is consummated. In addition, it is possible that we will need to incur additional cash expenses in connection with capital expenditures needed to continue or expand those operations. However, we believe that the anticipated Narrowstep cash balance as of the consummation of the merger, including the additional proceeds from the sale of preferred shares as discussed above, will be sufficient to fund such operating cash deficits and capital expenditures until such time as the Narrowstep operations are cash flow positive, although this cannot be assured.

Projected capital expenditures for the next twelve months total approximately $1.2 million which includes software and hardware upgrades to the DMSP and the webcasting system infrastructure. This total includes the payment of approximately $392,000 reflected by us as accounts payable at June 30, 2008 (which will not be reflected as capital expenditures in our cash flow statement until paid). This total does not include capital expenditures that may be necessary as a result of the Narrowstep acquisition, as discussed above. In addition, certain of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely.

As of August 8, 2008, there were approximately 720,000 registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices of $1.10 or less and an average exercise price of approximately $1.06 per share. The closing ONSM share price was $0.63 per share on August 8, 2008.

Our accumulated deficit was approximately $100.9 million at June 30, 2008. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

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

We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease. Although we believe there is a market for the DMSP, which had 218 monthly recurring subscribers (“store and stream”) as of June 30, 2008, there have only been limited DMSP revenues recognized to date and we do not know when, if ever, that we will generate significant revenues from this product. As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used by operating activities was approximately $124,000 for the nine months ended June 30, 2008, as compared to approximately $2.2 million used by operations for the corresponding prior fiscal year period. The $124,000 reflects our net loss of approximately $5.3 million, reduced by approximately $5.0 million of non-cash expenses included in that loss as well as by approximately $128,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the nine months ended June 30, 2008 is primarily due to an approximately $246,000 increase in accounts payable and an approximately $99,000 decrease in deferred revenue. This compares to a net increase in non-cash working capital items of approximately $616,000 for the prior fiscal year period. The primary non-cash expenses included in our loss for the nine months ended June 30, 2008 were approximately $3.1 million of depreciation and amortization, approximately $1.1 million of employee compensation expense arising from the issuance of stock and options and approximately $856,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers. Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $980,000 for the nine months ended June 30, 2008 as compared to approximately $15.9 million for the corresponding prior fiscal year period. Current period investing activities related to acquisition of property and equipment and while prior period investing activities included the acquisition of property and equipment, they were primarily related to the Infinite Conferencing acquisition.

Cash provided by financing activities was approximately $1.4 million for the nine months ended June 30, 2008 as compared to approximately $18.7 million for the corresponding prior fiscal year period. Current period financing activities primarily related to net proceeds from convertible debentures loans as well as proceeds from notes payable, net of repayments, while the prior period financing activities were primarily related to approximately $17.0 million net proceeds from the sale of common shares, including shares issued in a private financing arranged to partially fund the Infinite Conferencing acquisition and shares issued upon exercise of previously issued common stock warrants and options.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $25.8 million at June 30, 2008, representing approximately 74% of our total assets and 88% of the book value of shareholder equity. In addition, property and equipment as of June 30, 2008 includes approximately $1.6 million (net of depreciation) related to the DMSP.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2008. You should carefully review this Form 10-QSB in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During May 2008, we issued 7,915 unregistered shares of common stock for financial consulting and advisory services. The services are being provided over periods ranging up to one year, and will result in a professional fees expense of approximately $8,000 over the service period. None of these shares were issued to ONSM directors or officers.

During July 2008 we received $50,000 from an accredited entity (the “Lender”), under a software and equipment financing arrangement which allows for total borrowings of up to $1.5 million and of which $950,000 had been subscribed to and funded in June 2008. We issued a Note to the Lender, which is secured by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain of our other assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Lender will receive 5,000 restricted ONSM common shares. Interest at 12% per annum is payable every 6 months in cash or at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The first interest payment date is October 31, 2008.

The Note may be converted to restricted ONSM common shares at any time six (6) months after issuance and prior to their three (3) year maturity date, at the Lender’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Note is converted prior to maturity, interest on the Note for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula. Notwithstanding the above, we have the right in our sole discretion to allow the Lender to convert the Note into restricted ONSM common shares during the first six months after issuance for any reason.

During the period from July 1, 2008 through August 8, 2008, we issued 2,433 unregistered shares of common stock for financial consulting and advisory services. The services were provided over a period of one month, and will result in a professional fees expense of approximately $1,500 over the service period. In August 2008, our Board of Directors also authorized the issuance of up to 30,000 ONSM common shares for past marketing services, which will result in a professional fees expense of up to approximately $19,000. None of these shares were or will be issued to ONSM directors or officers.

All of the above securities were offered and sold without such offers and sales being registered under the Securities Act of 1933, as amended (together with the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder, the "Securities Act"), in reliance on exemptions therefrom as provided by Section 4(2) and Regulation D of the Securities Act of 1933, for securities issued in private transactions to accredited investors.

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

Date: August 14, 2008

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer