Form 10KSB
period 2008-09-30
Onstream Media CORP
filed 2008-12-29
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $17,587,223 for the 12 months ended September 30, 2008.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (see definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on December 5, 2008 is approximately $12.0 million.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date.  As of December 5, 2008, 42,788,975 shares of common stock were issued and outstanding.

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

Transitional Small Business Disclosure Form (check one):  Yes ☐ No ☒

  CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2008. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business—Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications.  We had approximately 110 full time employees as of September 30, 2008, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Audio and Web Conferencing Services Group

Products and services provided by each of the groups are:

 Digital Media Services Group

Our Digital Media Services Group consists of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division, our Smart Encoding division and our Travel division.  This group represented approximately 44.6% and 54.7% of our revenues for the years ended September 30, 2008 and 2007, respectively. These revenues are comprised primarily of fees for hosting/storage, search/retrieval and distribution/streaming of digital assets as well as encoding and production fees.

Our Webcasting division, which operates primarily from facilities in Pompano Beach, Florida, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. This includes online webcasting services, a cost effective means for corporations to broadcast conference calls live, making them available to the investing public, the media and to anyone worldwide with Internet access. The Webcasting division also has a sales and production support office in New York City as well as additional production and back-up webcasting facilities in our San Francisco office. We market the webcasting services through a direct sales force and through channel partners, also known as resellers.  Each webcast can be heard and/or viewed live, and then archived for replay, with an option for accessing the archived material through a company's own web site. These webcasts primarily communicate corporate earnings and other financial information; product launches and other marketing information; training, emergency or other information directed to employees; and corporate or other special events.

Our DMSP division provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. In December 2004 we completed our acquisition of an entity formerly named Onstream Media Corporation that we now identify as Acquired Onstream. Acquired Onstream was a development stage company founded in 2001 with the business objective of developing a feature rich digital asset management service and offering the service on a subscription basis over the Internet. This service was the initial version of what became the DMSP, which is comprised of four separate products - encoding, storage, search/retrieval and distribution. Although a limited version of the DMSP was released in November 2005, the first complete version was made available to our customers in October 2006.

Our UGC division, which also operates as Auction Video, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. In March 2007 we completed the acquisition of Auction Video. The primary assets acquired included the video ingestion and flash transcoder as well as related technology and patents pending.

Our Smart Encoding division, which operates primarily from facilities in San Francisco, California, provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient online search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral.

Our Travel division, which operates primarily from Pompano Beach, Florida, produces and distributes Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

On May 29, 2008 we entered into a Definitive Merger Agreement with Narrowstep, Inc. (“Narrowstep”), which merger was not yet consummated as of the filing date of this 10-KSB. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. When this merger is closed, Narrowstep will become our IPTV (“Internet Protocol Television”) division which in turn will be part of our Digital Media Services Group.

Audio and Web Conferencing Services Group

Our Audio and Web Conferencing Services Group includes a) our Infinite Conferencing (“Infinite”) division, which operates primarily from facilities in the New York City area and provides “reservationless” and operator-assisted audio and web conferencing services and b) our EDNet division, which operates primarily from facilities in San Francisco, California and provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

This group represented approximately 55.4% and 45.3% of our revenues for the years ended September 30, 2008 and 2007, respectively. These revenues are comprised primarily of network access and usage fees as well as the sale and rental of communication equipment.

See Note 7 to the Consolidated Financial Statements for a discussion of the changes made as to which divisions are included in the two groups discussed above, as compared to our previous 10-Q and 10-K filings.

Sales and Marketing

We use a variety of marketing methods, including our internal sales force and channel partners, also known as resellers, to market our products and services. One key element of our marketing strategy has been to enter into distribution agreements with recognized leaders in each of the markets for our products and services. By offering our products and services in conjunction with the distributors’ products, we believe these distribution agreements enable us to take advantage of the particular distributors' existing marketing programs, sales forces and business relationships. Contracts with these distributors generally range from one to two years and may be terminable earlier based on certain contractual provisions.

We have expanded our marketing efforts during the past year through the use of public relations and telemarketing firms. We intend to continue these actions during the coming year, as well as the introduction of targeted television and radio advertising, as well as direct mail. See Item 6 – Liquidity and Capital Resources.

No single customer has represented more than 10% of our consolidated revenues during the years ended September 30, 2008 or 2007.

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

While there is competition for the provision of digital media services by our Digital Media Services Group, this is a relatively new product and environment with few established professional services providers. We believe that our approach of partnering with complimentary technology providers such as SAIC, Autonomy/Virage Application Services, Adobe Systems and Microsoft reduces the number of full-scale competitors in our markets. We also believe that our strategic offering of integrated webcasting, multi-screen encoding, intelligent syndication with broad spectrum video indexing services, all as part of a unified and scalable digital media platform (the DMSP) provides significant differentiation from our competitors. However, companies that compete in some portion of the digital media services market targeted by us include Ascent Media, Neulion, BrightCove, Maven Networks (Yahoo), VitalStream (Internap), and thePlatform (Comcast). There are video publishing platforms that compete with our DMSP, including those offered by Move Networks, ExtendMedia, the Feedroom, Ooyala and others.

Competition for audio and web conferencing is primarily segregated between the low-cost, low-service offerings such as FreeConference.Com and other more high-end providers such as Premiere Global Services. Our Infinite division services a niche market for audio and web conferencing services primarily for SMB (small to medium size) companies looking for superior customer service at an affordable rate. This division's niche also includes a growing demand for lead generation “webinars” (seminars presented via the Internet), which it addresses by offering a dedicated account manager to coordinate a customized solution for each event.

Competition for the audio and video networking services provided by our EDNet division is based upon the ability to provide equipment, connectivity and technical support for disparate audio and video communications systems and to provide interoperable compatibility for proprietary and off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of audio networking competitors is small and will remain so. Our primary video networking competitors are video and audio appliance dealers that source encoding, decoding and transport hardware.  This division's advantage is the provision of a total solution including system design, isochronous (a data flow type used for streaming audio and video) connection and broadband connection sourcing, and custom software connectivity applications that include a comprehensive digital path for radio and television commercial transport. However, companies that compete in some portion of the audio and video networking services market targeted by us include Telestream, Globix, Acceris, Media Link, Savvis, Digital Generation (DG) Systems, Globecast, SohoNet, Pathfire, Source Elements and Ascent Media.

Government Regulation

Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to us in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws was adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any such export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our audio and video networking services are conducted primarily over telephone lines, which are heavily regulated by the various Federal and other agencies. Although we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not us, the Federal Communications Commission (FCC) recently issued an order that requires conference calling companies to remit Universal Service Fund (USF) contribution payments on customer usage associated with conference calls. This obligation requires Infinite to register as a reporting company with the FCC, as well as to file both quarterly and annual reports regarding the revenues derived from conference calling.

Intellectual Property

Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case.

As part of our March 2007 acquisition of Auction Video, a pending United States patent was assigned to us covering certain aspects of uploading live webcam images. A parallel filing was done to protect these patent rights on an international basis, via the filing of a “Patent Cooperation Treaty Request”. We are currently pursuing the final approval of this patent application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office.

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

Employees

At December 5, 2008 we had approximately 110 full time employees, of whom 60 were design, production and technical personnel, 26 were sales and marketing personnel and 24 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

General

We were formed under the laws of the State of Florida in May 1993. Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in or incorporated by reference into this prospectus before you decide to purchase our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected.

We have an accumulated deficit and we anticipate continuing losses that will eventually result in significant liquidity and cash flow problems absent a material increase in our revenues.

We have incurred losses since our inception, and have an accumulated deficit of approximately $102.2 million as of September 30, 2008. Although cash provided by operations was approximately $69,000 for the year ended September 30, 2008, we had a net loss of approximately $6.6 million for that period. Also, although we had approximately $674,000 of cash as of September 30, 2008, we had a working capital deficit of approximately $1.4 million at that date.

 We have projected capital expenditures for the next twelve months of approximately $1.2 million (including the payment of $334,000 in accounts payable at September 30, 2008 which will not be reflected as capital expenditures in our cash flow statement until it is paid), which includes software and hardware upgrades to both our Digital Services Media Platform (“DMSP”) as well as our webcasting system infrastructure. We also anticipate additional operating expenses in fiscal year 2009 related to the continuation of our marketing program expansion that began in previous fiscal years, although we cannot guarantee that this expansion will be continued or that our marketing efforts will be successful.

On May 29, 2008 we entered into a Definitive Merger Agreement with Narrowstep, which merger has not yet been consummated. There are several risks associated with the merger, which are discussed in separate risk factor sections below. Also, in the event the merger agreement is terminated without it being consummated, we would recognize an expense of approximately $418,000, resulting from the write off of merger related costs already incurred by us and reflected as an asset on our balance sheet as of September 30, 2008.

We cannot assure that our revenues will continue to increase, nor can we assure that they will not decrease. The DMSP was first placed in service with third-party customers in November 2005, but related revenues to date, particularly in relation to the cost of the DMSP (and our related acquisition of Acquired Onstream), have been limited and we cannot assure what the future sales activity will be. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to the ability of our operations to generate working capital, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses, which could adversely affect our ability to expand our business and operations during fiscal 2009.

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

Narrowstep has incurred net losses and negative cash flow from operations since inception.  Our ability to control or reduce Narrowstep’s negative cash flow may adversely affect our financial condition.

As of August 31, 2008, Narrowstep had an accumulated deficit of approximately $38.5 million.  It has financed its operations primarily through private equity and convertible debt financings and currently does not have the liquidity or financing available to fund its operations for the next 12 months without raising additional capital or incurring indebtedness.  Narrowstep’s revenues for the six months ended August 31, 2008 decreased by $1,256,336, or 44%, to $1,620,414 as compared to $2,876,750, for the six months ended August 31, 2007.  Narrowstep’s cash balance was approximately $1.4 million as of August 31, 2008 and its net cash used in operations was approximately $2.7 million for the six months ended August 31, 2008.

The U.S. Digital Millennium Copyright Act (“DMCA”) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions.  The DMCA generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration proceedings known as CARP proceedings, supervised by the U.S. Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters.  CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending.  Neither we nor Narrowstep can predict the outcome of CARP proceedings and may elect instead to directly license music content for Narrowstep subscriptions and/or non-subscription services, either alone or in concert with other affected companies.  Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear.  There may be future CARP proceedings relating to music subscription delivery services, which may also adversely affect the online distribution of music and Narrowstep’s ability to deliver music programming.  Depending on the rates and terms adopted for the statutory licenses, Narrowstep’s business could be harmed by increasing its cost of doing business, as well as by increasing the cost of doing business for Narrowstep’s customers.

We do not anticipate that Narrowstep’s revenues or cash position will improve, and based on Narrowstep’s most recently reported operating cash deficit will likely deteriorate further, prior to the merger (except as it relates to cash proceeds from the anticipated one time issuance of Narrowstep Series A preferred stock).  Therefore, we cannot be certain when Narrowstep will operate profitably, if ever, and if in light of our own cash deficits, we will be able to absorb ongoing losses of Narrowstep, without adversely affecting our own operations and financial condition.

The anticipated benefits of the Narrowstep acquisition may not be realized which could adversely affect our operating results and/or financial condition.

We entered into the merger agreement with Narrowstep with the expectation that the merger will result in various benefits that cannot be quantified at this time.  Achieving these benefits will depend in part on the integration of the Narrowstep business with our operations.  This integration may be a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt the Narrowstep and/or Onstream business.  The challenges involved in this integration include the following:

•
demonstrating to Narrowstep’s existing customers that the merger will not result in adverse changes in client service standards or business focus and helping such customers conduct business easily with us;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	combining product offerings;

•	coordinating sales and marketing efforts to communicate effectively the capabilities of Narrowstep and Onstream; and

•	preserving distribution, marketing or other important relationships of both Narrowstep and Onstream, and resolving potential conflicts that may arise.

The integration of the Narrowstep business with our operations may not be successfully completed in a timely manner, or at all, and we may not achieve the intended benefits at the levels expected or at all. If we fail to achieve the expected benefits our results of operations and/or financial condition may be adversely affected.

We may be unable to successfully market or sell the Digital Media Services Platform (“DMSP”).

Our December 2004 purchase of Acquired Onstream included the partially completed Digital Media Services Platform (“DMSP”), which subsequent to the acquisition we completed and began to recognize related revenues in December 2005. Goodwill from the Onstream Merger was approximately $8.4 million at September 30, 2008 and property and equipment as of September 30, 2008 included approximately $1.4 million (net of depreciation) related to the DMSP. Although we believe there is a market for the DMSP, which had approximately 300 monthly recurring subscribers as of December 5, 2008, DMSP and hosting revenues were only approximately $1.4 million for the year ended September 30, 2008 and we do not know when, if ever, that we will generate sufficient revenues from this product to recover our remaining capitalized costs plus our ongoing operating costs. Our inability to successfully market and/or sell the DMSP could have a material adverse effect on our financial condition and results of operations.

A substantial portion of our assets are comprised of goodwill and other unamortized intangible assets, which may be subject to future impairment and result in financial statement write-offs.

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other unamortized intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $25.4 million at September 30, 2008, representing approximately 75% of our total assets and 91% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2008 includes approximately $1.4 million (net of depreciation) related to the DMSP.

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

Our common shares may be delisted from NASDAQ, which would affect our ability to complete the Narrowstep merger as well as raise capital, and could also result in penalties under covenants of previous financial transactions.

Our securities are listed on the NASDAQ Capital Market.  In January 2008, we were notified by NASDAQ that we were not in compliance with Marketplace Rule 4310(c)(4), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market.  The notice letter from NASDAQ indicated that our non-compliance was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days and we were given 180 calendar days, or until July 2, 2008, to regain compliance with the Rule.  On July 3, 2008, we were notified by NASDAQ that we were not considered compliant with the Rule as of that date, but because we met all other initial listing criteria for the NASDAQ Capital Market, we were granted an additional 180 calendar days, or until December 30, 2008, to regain compliance with the Rule. On October 22, 2008, we received a letter from NASDAQ stating that NASDAQ had recently suspended enforcement of the bid price listing requirement through January 19, 2009, which on December 19, 2008 was extended to April 20, 2009.  As a result, all companies presently in a bid price compliance period will remain at the same stage of the process they were when the NASDAQ announced the suspension and will not be subject to delisting for that concern, and accordingly we will have until at least July 6, 2009 to regain compliance with this requirement.  We may be considered compliant, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the July 6, 2009 deadline.  Onstream cannot assure you that it will be compliant by July 6, 2009, or that it will remain compliant, or that its securities will continue to be listed on NASDAQ in the future.

On October 1, 2008 we received a letter from NASDAQ stating that our common stock is subject to delisting since we failed to hold the required annual shareholder meeting by September 30, 2008, the end of our fiscal year. We attended a hearing with the NASDAQ Listing Qualifications Panel on November 20, 2008, at which time we appealed the deficiency and sought an extension of the annual meeting date requirement. On December 22, 2008, we received a letter from NASDAQ stating that the NASDAQ Listing Qualifications Panel had granted our request that our securities continue to be listed on NASDAQ, provided that we hold our annual shareholder meeting on or before February 28, 2009.  Notwithstanding the Panel’s decision to continue our common stock’s listing on the NASDAQ Capital Market, the Panel issued us a public reprimand for our failure to hold an annual meeting for the prior fiscal year in a timely manner. We believe that this listing requirement would be met by the shareholder meeting contemplated in the joint proxy statement/S-4 prospectus now filed with the SEC but not yet declared effective.

With respect to the Narrowstep merger, if NASDAQ delists our securities from trading or its Listing Qualifications Panel delays the additional listing of the shares of our common stock to be issued in connection with the merger, we could face significant material adverse consequences, including:

•	the merger may be substantially delayed;

•
the issuance of our securities in connection with the merger may require compliance with the individual securities laws or "blue sky" laws of several states.  Compliance with blue sky laws may be time consuming and costly and could result in delay of the merger;

•	a limited availability of market quotations for our securities;

•
the determination that our common stock is a "penny stock," which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	more limited amount of news and analyst coverage for us;

•	decreased ability to issue additional securities or obtain additional financing in the future; and

•	decreased ability of our security holders to sell their securities in certain states.

In the event our common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive), the purchasers of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures may require us to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. In addition to the above, the 8% Convertible Debentures and the Additional 8% Convertible Debentures provide cash penalties of 1% of the original purchase price per month, for each month that the common stock underlying those securities and the related warrants is not listed for a period of 3 or more trading days (which need not be consecutive) on the NASDAQ Capital Market, until the situation is cured. Due to the fact that that there is no established mechanism for reporting to us changes in the ownership of these shares after  they are originally issued, we are unable to quantify how many of these shares are still held by the original recipient and thus subject to the above provisions. However, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

In the event our common shares are delisted for more than five (5) consecutive trading days then we are liable to the purchasers of approximately $11.0 million of our common shares in March and April 2007, for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Due to the fact that that there is no established mechanism for reporting to us changes in the ownership of these shares after  they are originally issued, we are unable to quantify how many of these shares are still held by the original recipient and thus subject to the above provisions. However, we believe that the applicability of this provision would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

The value of Onstream common stock may be adversely affected by market volatility and prevent sale of currently outstanding shares at a profit, or at all.

Historically, there has been volatility in the market price for our common stock, as well as limited trading volume. The trading price and trading volume of Onstream common stock may continue to fluctuate in response to various factors, many of which are beyond Onstream’s control.

Our quarterly operating results, changes in general conditions in the economy, the financial markets or the marketing industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

•	the announcement or introduction of new services and products by us and our competitors,

•	our ability to upgrade and develop our systems in a timely and effective manner,

•	our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction,

•	the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for transacting business,

•	technical difficulties, system downtime, or Internet brownouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations,

•	changes in accounting rules, particularly those related to the expensing of stock options, accounting for uncertainty in income taxes, fair value accounting and business combinations,

•	government regulation, and

•	general economic conditions and economic conditions specific to the Internet.

As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.  In addition, the stock market in general and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of those companies. These broad market and industry fluctuations may adversely affect the price and trading volume of our common stock, regardless of our operating performance. Many factors other than our operating performance could influence the price and volume, including:

•
future announcements concerning our competitors or principal customers, such as quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation,

•	the liquidity within the market for our common stock,

•	sales or purchases by us or by our officers, directors, other insiders and large stockholders,

•	investor perceptions concerning the prospects of our business and the digital media and webcasting services industry,

•	market conditions and investor sentiment affecting market prices of equity securities of high technology and/or Internet related companies, and

•	general economic, political and market conditions, such as recessions or international currency fluctuations.

If the Narrowstep merger is delayed or not completed, the price of our common stock may decline to the extent that the current market price of that stock reflects a market assumption that the merger will be completed and that the related benefits will be realized, or a market perception that the merger was not consummated due to an adverse change in our business.

The Narrowstep merger is subject to the receipt of certain consents and approvals. It is possible that the required consents and approvals may not be obtained on a timely basis.  A substantial delay in obtaining any required approvals may jeopardize or delay completion of the merger.  A delay or failure to complete the merger could negatively impact our stock price and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.  If the merger is delayed or not completed for any reason, we could be subject to several risks, including the following:

•	having had the focus of our management directed toward the merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us;

•	incurring substantial transaction costs related to the merger; and

•	being required to address adversary actions directed at us as a result of the merger being delayed or not completed.

In addition, our business may be harmed, and the prices of our stock may decline as a result, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. Similarly, our current and prospective employees may experience uncertainty about their future roles and choose to pursue other opportunities, which could adversely affect us if the merger is not completed.  The realization of any of these risks may materially adversely affect our business, financial results, financial condition and stock price.

The Merger Agreement may be terminated under certain specified events, including by either Onstream or Narrowstep if the Effective Time has not occurred on or prior to November 30, 2008. Onstream and Narrowstep are currently negotiating to extend this termination date, which negotiations may result in changes to other terms of the transaction.

Some of our directors and executive officers have interests in the Narrowstep merger that could be different from the interests of our stockholders. In addition, the Stockholder Representative and the Contingent Value Rights Representative is a significant stockholder of Onstream and Narrowstep and therefore the performance of his duties under the merger agreement and the contingent value rights agreement may create a potential conflict of interest.

Certain of our directors and executive officers have interests in the Narrowstep merger that could be different from, or in addition to, the interests of our stockholders, in that the terms of the employment contracts of five members of Onstream’s executive management provide that options will be issuable as a result of the consummation of the merger. The details related to these options are described more fully in Item 10 – Executive Compensation.

The Board of Directors of Narrowstep selected W. Austin Lewis IV to act as the Stockholder Representative under the merger agreement and as the Contingent Value Rights Representative under the contingent value rights agreement.  Pursuant to the terms of the merger agreement and the contingent value rights agreement, Mr. Lewis is required to perform certain duties on behalf of the former stockholders of Narrowstep, including confirming or disputing our calculation of the exchange ratio under the merger agreement and the amount of consideration, if any, payable under the contingent value rights agreement.  Mr. Lewis is the principal owner of Lewis Asset Management Corp., Lewis Opportunity Fund and LAM Opportunity Fund, and as such the beneficial owner of approximately 3,414,893 shares of our common stock.  In addition, pursuant to the merger agreement, Lewis Asset Management Corp., Lewis Opportunity Fund and/or LAM Opportunity Fund will receive in aggregate approximately 1,767,387 additional shares of our common stock and 11,506,667 contingent value rights in exchange for the shares of Narrowstep common and preferred stock beneficially owned by them or expected to be owned by them on the effective date of the merger.

In addition, Lewis Opportunity Fund and LAM Opportunity Fund hold in aggregate warrants to purchase 26,250 shares of our common stock at $1.50 per share and warrants to purchase 2,770,000 shares of Narrowstep common stock, the latter which will be assumed by us upon the merger and converted into warrants to purchase 132,383 shares of our common stock at prices from $3.50 to $10.34 per share, with a weighted average price of $5.75 per share and which will also result in the issuance of up to 2,770,000 contingent value rights in the event the warrants are exercised within 25 months after the effective date of the merger. Further, Mr. Lewis executed voting agreements with respect to his beneficially owned common shares in both Onstream and Narrowstep. Because of his ownership interest in Onstream, Mr. Lewis may be presented with circumstances where his duties under the merger agreement and the contingent value rights agreement conflict with his financial interest in Onstream.  Pursuant to the terms of the merger agreement and the contingent value rights agreement, the former Narrowstep stockholders do not have the right to remove Mr. Lewis as the Stockholder Representative and may only remove Mr. Lewis as the Contingent Value Rights Representative by action of the holders of a majority of the contingent value rights.  Mr. Lewis is not required to recuse himself from any situation where a conflict of interest may exist and will not be liable to the former Narrowstep stockholders for any act or omission as Stockholder Representative or Contingent Value Rights Representative except to the extent such act or omission has been held by a court of competent jurisdiction to constitute willful misconduct or gross negligence.

If the selling security holders listed in our more recent registration statements (including the pending S-4 related to Narrowstep) all elect to sell their shares of our common stock at the same time, the market price of our shares may decrease.

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

In addition, sales by Narrowstep stockholders of large numbers of Onstream common stock after the merger may adversely affect Onstream's stock price. Onstream will issue maximum of 20,000,000 and a minimum of 10,100,000 (8,100,000 shares to Narrowstep common stockholders and 2,000,000 shares to Narrowstep Series A Preferred stockholders) shares of Onstream common stock in the merger, plus 200,000 Onstream common shares for fees. If Onstream issues the maximum of 20,200,000 shares, then Narrowstep stockholders would own approximately 32% of Onstream common stock outstanding after the merger.  If Onstream issues the minimum of 10,300,000 shares, then Narrowstep stockholders would own approximately 19% of Onstream common stock outstanding after the merger.  The shares issued to Narrowstep stockholders will be freely tradable following the merger, except shares held by affiliates of Onstream.  The sale of these shares or the perception that such sales may be made may cause substantial fluctuations in the price of Onstream common stock over short time periods.  Onstream may also issue up to 1,969,965 shares of Onstream common stock in connection with the exercise of Narrowstep warrants following the effective time of the merger.

The exercise of options and warrants, as well as the conversion of shares of our Series A-10 Convertible Preferred Stock will be dilutive to our existing common shareholders.

As of September 30, 2008 there were outstanding options and warrants to purchase a total of 15,155,731 shares of our common stock, with an average exercise price of $1.56 per share and approximately 681,000 of the shares underlying those options registered and exercisable from $1.00 to $1.10 per share.  In addition, as of September 30, 2008 there were 74,841 shares of our Series A-10 Convertible Preferred Stock outstanding, which are convertible at $1.00 per share into 748,410 shares of our common stock and will be automatically converted on December 31, 2008.  The closing ONSM share price was $0.30 per share on December 5, 2008.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest the operating effectiveness of the company's internal controls. We were subject to these requirements for the first time for the fiscal year ended September 30, 2008 and as a result, we evaluated our internal control systems in order to allow our management to report on our internal controls, as a required part of this Annual Report on Form 10-KSB. In addition to this requirement, our independent registered public accounting firm will be required to attest to the operating effectiveness of the company's internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2010.

While we have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, and expect to continue such expenditures, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which govern when and by whom special meetings of our shareholders may be called, and which provisions may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders. As a result of such anti-takeover provisions, it may be more difficult to implement a change in control even if the shareholders desire a change in control.

In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 74,841 shares of our Series A-10 Convertible Preferred Stock were issued and outstanding at September 30, 2008. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease:

•
an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting production, marketing and distribution activities.  Our lease expires on September 15, 2010 and provides for a two-year renewal option. The monthly base rental is approximately $21,400 (including our share of property taxes and common area expenses) with annual five percent (5%) increases.

•
an approximately 8,500 square foot facility at 200 Vallejo Street in San Francisco, which serves as administrative headquarters for the DMSP and Smart Encoding divisions of the Digital Media Services Group, as well as the EDNet division of the Audio and Web Conferencing Services Group, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. Our lease expires on April 30, 2009 and provides for one five-year renewal option at 95% of fair market value.   The monthly base rental is approximately $18,000 (including month-to-month parking) with annual increases up to five percent (5%).

•
an approximately 3,000 square foot facility at 56 Main Street in Millburn, New Jersey, which houses the Infinite Conferencing audio and web conferencing operations. Our monthly rental is approximately $6,800 and the lease expires on July 31, 2009.

•
business offices located at 440 Ninth Avenue, New York City, New York.  These offices total approximately 1,000 square feet and serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our monthly rental is approximately $6,600 and the lease expires on December 31, 2009.

•
small limited purpose office space in Colorado, as well as equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey; San Francisco, California and Colorado Springs, Colorado.

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

Our common stock is quoted on the NASDAQ Capital Market, under the trading symbol "ONSM." The following table sets forth the high and low closing sale prices for our common stock as reported on the NASDAQ Capital Market for the period from October 1, 2006 through December 5, 2008. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR 2007
First Quarter	$3.15	$0.46
Second Quarter	$3.59	$2.28
Third Quarter	$3.15	$2.19
Fourth Quarter	$2.34	$1.20

FISCAL YEAR 2008
First Quarter	$1.66	$0.80
Second Quarter	$1.03	$0.62
Third Quarter	$0.99	$0.66
Fourth Quarter	$0.83	$0.29

FISCAL YEAR 2009
First Quarter (to Dec 5)	$0.47	$0.24

On December 5, 2008, the last reported sale price of the common stock on the NASDAQ Capital Market was $0.30 per share.   As of December 5, 2008 there were approximately 562 shareholders of record of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. Dividends related to the Series A-10 Convertible Preferred are cumulative and must be fully paid by us prior to the payment of any dividend on our common stock.

Recent Sales of Unregistered Securities

During the period from August 4, 2008 through September 30, 2008, we issued 40,703 unregistered shares of common stock for consulting, financial advisory and legal services. The services are being provided over periods ranging up to three months, and will result in a professional fees expense of approximately $27,400 over the service period. None of these shares were issued to Company directors or officers.

During the period from October 1, 2008 through December 5, 2008, we issued 5,348 unregistered shares of common stock for consulting, financial advisory and legal services. The services are being provided over a one month period and will result in a professional fees expense of approximately $2,000 over the service period. None of these shares were issued to Company directors or officers.

On November 11, 2008, we issued 158,000 unregistered shares of common stock for interest on $1,000,000 face value convertible debentures for the period from June 2008 through October 2008. The shares were in satisfaction of interest expense of approximately $48,740 recognized over that period. None of these shares were issued to Company directors or officers.

All of the above securities were offered and sold without such offers and sales being registered under the Securities Act of 1933, as amended (together with the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder, the "Securities Act"), in reliance on exemptions therefrom as provided by Section 4(2) and Regulation D of the Securities Act of 1933, for securities issued in private transactions. The recipients were either accredited or otherwise sophisticated investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including our 1996 Stock Option Plan, our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1996 Stock Option Plan (1)	4,043,000	$1.07	None
2007 Equity Incentive Plan (2)	4,060,000	$1.56	1,915,000
Equity compensation plans approved by shareholders (3)	2,420,284	$2.08	None
Equity compensation plans not approved by shareholders	None	—	None

1)
On February 9, 1997, the Board of Directors and a majority of the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"), On April 11, 2002, an amendment to the Plan, ratified by the shareholders, reserved an aggregate of 733,334 plan options and added an equity compensation component. On December 15, 2004, a majority of our shareholders voted to increase the number of shares available for issuance under the plan to 3,500,000. On September 13, 2005, a majority of our shareholders voted to increase the number of shares available for issuance under the plan to 6,500,000 (up to 4,500,000 shares available for issuance as options and up to another 2,000,000 shares available for stock grants). The Company may no longer issue additional options or stock grants under the Plan – see footnote 2 below.

2)
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

3)
On December 15, 2004, a majority of our shareholders voted to issue 1,631,390 Non Plan options to certain executives, directors and other management in connection with the Onstream Merger and 800,000 Non Plan options to certain executives in connection with their employment contracts. 11,106 of these Non Plan options had expired as of September 30, 2008.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 110 full time employees as of December 5, 2008, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Web and Audio Conferencing Services Group

Our Digital Media Services Group consists of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division, our Smart Encoding division and our Travel division.

Our Webcasting division, which operates primarily from facilities in Pompano Beach, Florida, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity,  Our DMSP division, which operates primarily from facilities in San Francisco, California provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video and operates primarily from facilities in Colorado Springs, Colorado, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. Our Smart Encoding division, which operates primarily from facilities in San Francisco, California provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient online search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral.  Our Travel division, which operates primarily from facilities in Pompano Beach, Florida, produces and distributes Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

Our Web and Audio Conferencing Services Group includes a) our Infinite Conferencing (“Infinite”) division, which operates primarily from facilities in the New York City area and provides “reservationless” and operator-assisted audio and web conferencing services and b) our EDNet division, which operates primarily from facilities in San Francisco, California and provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

For segment information related to the revenue and operating income of these groups, see Note 7 to the Consolidated Financial Statements.

Fiscal 2008 Highlights

In December 2007, we entered into a line of credit arrangement with a financial institution under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable. In August 2008 the maximum allowable borrowing amount was increased to $1.6 million and we had received $1.2 million funding under this arrangement as of September 30, 2008 and $1.55 million funding under this arrangement as of December 5, 2008. The outstanding balance bears interest at prime plus 8% per annum (prime plus 11% from December 2, 2008), payable monthly in arrears.

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), a Delaware corporation with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. The initial Narrowstep Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008) and on September 23, 2008, we filed a combination Proxy/Form S-4 for the transaction with the SEC. As a result of the SEC’s comments, we filed an amended Proxy/Form S-4 on November 6, 2008. The SEC has provided us with comments on this amended Proxy/Form S-4, which we believe will not require a long period of time for us to address. However, we are unable to file further amendments to the Proxy/Form S-4 until after the fiscal 2008 audit is completed and the related Form 10-KSB is filed with the SEC.

During the period from June 3, 2008 through July 8, 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Lenders”), under a software and equipment financing arrangement. We issued Notes to those Lenders, which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Lenders received 10,000 restricted ONSM common shares for each $100,000 lent to us, and will also receive interest at 12% per annum, which we may pay in restricted ONSM common shares in accordance with a defined formula. We may prepay the Notes, which have a three (3) year maturity date, at any time upon ten (10) days' prior written notice to the Lenders during which time the Lender may choose to convert the Note to restricted ONSM common shares.  In the event of such repayment, all interest accrued and due for the remaining unexpired loan period is due and payable and may be paid in cash or restricted ONSM common shares in accordance with a defined formula.

See Liquidity and Capital Resources.

Revenue Recognition

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

Our Digital Media Services Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media, as well as from live and on-demand internet webcasting and internet distribution of travel information.

Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed. Charges to customers by the Smart Encoding and UGC divisions are generally based on the activity or volumes of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP.

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

Our Audio and Web Conferencing Services Group recognizes revenue from audio and web conferencing as well as customer usage of digital telephone connections.

The Infinite division generally charges for audio conferencing and web conferencing services on a per-minute usage rate, although webconferencing services are also available for a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services.

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

Results of Operations

Our consolidated net loss for the fiscal year ended September 30, 2008 was approximately $6.6 million ($0.16 loss per share) as compared to a loss of approximately $14.8 million ($0.48 loss per share) for the prior fiscal year, a decrease in our loss of approximately $8.2 million (56%). The decreased net loss was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the prior fiscal year and the resulting write-off of unamortized discount as interest expense at that time, as well as conversions of notes payable to equity during that same period and the resulting write-off of prepaid interest and fees. Similar transactions did not occur in the fiscal year ended September 30, 2008.

In addition to the above, our results of operations for the fiscal year ended September 30, 2008 included a full year of operating results for Auction Video and Infinite Conferencing. However, because the acquisitions of those entities were completed by us on March 27, 2007 and April 27, 2007, respectively, a full year of those entities’ operating results were not reflected in our results of our operations for the fiscal year ended September 30, 2007.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Years Ended September 30,
	2008	2007
Revenue:

DMSP and hosting	8.2%	6.4%
Network usage	12.7	17.4
Webcasting	33.7	39.4
Audio and web conferencing	41.3	26.4
Other	4.1	10.4
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	3.5%	2.9%
Network usage	5.3	7.4
Webcasting	12.1	14.2
Audio and web conferencing	8.4	4.5
Other	3.7	6.7
Total costs of revenue	33.0%	35.7%

Gross margin	67.0%	64.3%

Operating expenses:
Compensation	52.6%	55.1%
Professional fees	11.2	27.6
Other general and administrative	15.6	18.0
Depreciation and amortization	24.0	25.6
Total operating expenses	103.4%	126.3%

Loss from operations	(36.4)%	(62.0)%

Other income (expense), net:
Interest income	-%	0.6%
Interest expense	(1.3)	(61.6)
Debt extinguishment loss	-	(1.1)
Other income, net	0.4	2.3
Total other income (expense), net	(0.9)%	(59.8)%

Net loss	(37.3)%	(121.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the years ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent

Total revenue	$17,587,223	$12,115,045	$5,472,178	45.2%
Total costs of revenue	5,811,025	4,319,085	1,491,940	34.5%
Gross margin	11,776,198	7,795,960	3,980,238	51.1%

General and administrative expenses	13,963,452	12,207,877	1,755,575	14.4%
Depreciation and amortization	4,215,669	3,099,940	1,115,729	36.0%
Total operating expenses	18,179,121	15,307,817	2,871,304	18.8%

Loss from operations	(6,402,923)	(7,511,857)	(1,108,934)	(14.8)%

Other (expense)	(158,535)	(7,246,196)	(7,087,661)	(97.8)%

Net loss	$(6,561,458)	$(14,758,053)	$(8,196,595)	(55.5)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $17.6 million for the fiscal year ended September 30, 2008, an increase of approximately $5.5 million (45%) from the corresponding prior fiscal year, primarily due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $9.7 million for the fiscal year ended September 30, 2008, an increase of approximately $4.2 million (77%) from the prior fiscal year. This increase was primarily due to an increase of approximately $4.1 million of audio and web conferencing revenues recognized from the Infinite division, to approximately $7.3 million from approximately $3.2 million in the corresponding prior fiscal year period. We acquired Infinite on April 27, 2007, and thus these prior fiscal year revenues represent only five months of operations by Infinite after the acquisition date.

In August 2008, we announced that our Infinite division signed a reseller agreement with Copper Conferencing, one of the nation’s leading, carrier-class conferencing services providers for small and medium-sized businesses. Under the new agreement, Infinite will provide Copper Conferencing with its audio and web conferencing services, as well as customized applications. In October 2008, we announced the hiring of Mr. Scott Lee, an experienced executive in sales and other strategic areas, as Vice President, Business Development for Infinite. Based on the Copper Conferencing relationship and our expectations that under Mr. Lee’s direction, the Infinite sales force will focus on entering into agreements with similar organizations to provide Infinite’s audio and web conferencing services, we expect the fiscal 2009 revenues of the Audio and Web Conferencing Services Group to exceed the corresponding fiscal 2008 amounts.

Digital Media Services Group revenues were approximately $7.9 million for the fiscal year ended September 30, 2008, an increase of approximately $1.2 million (19%) from the prior fiscal year. This increase was  primarily due to an approximately $1.2 million (24%) increase in Webcasting division sales over the prior fiscal year, arising from increased production services sales and a continuation of the past growth in our sales of higher priced video webcasts. Our revenues from audio webcasts, although having a much lower per-event price than video webcasts, have also increased significantly in fiscal 2008 as compared to fiscal 2007, primarily due to an approximately $510,000 increase in revenues generated via a single reseller of our financial webcasts. The number of webcasts produced increased to approximately 6,800 webcasts for the year ended September 30, 2008, versus approximately 4,500 webcasts for the prior fiscal year, and the average revenue per webcast event decreased to approximately $872 for the current fiscal year as compared to approximately $1,052 for the prior fiscal year.

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

Revenues from the DMSP and hosting divisions, also part of the Digital Media Services Group, were approximately $1.4 million for the fiscal year ended September 30, 2008, an increase of approximately $662,000 (85%) from the prior fiscal year. This increase was due to (i) an approximately $352,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division and (ii) an approximately $304,000 increase in DMSP “store and stream” revenues.

The above Digital Media Services Group revenue increases were partially offset by (i) an approximately $367,000 decrease in sales to a single customer from approximately $462,000 in fiscal 2007 to approximately $95,000 in fiscal 2008, as well as (ii) an approximately $260,000 decrease in sales due to the January 2007 discontinuance of encoding and editorial work for Discovery Education, Inc.

We have made the following recent announcements with respect to our government related sales activity:

•
In April 2007 we announced our selection as a member of the Qwest Communications International team that was awarded a stake in Networx Universal, the largest communications services contract in the world. Qwest and its team members will participate in the U.S. government program to provide leading-edge voice, data and video services, including managed and secure advanced data networks, to federal agencies nationwide. Our role as part of the Qwest team will be providing comprehensive video and audio encoding services and webcasting for live and archived distribution of content via a wide range of digital delivery networks. Although we have not yet recognized revenue related to Qwest, we have responded to several related requests for proposals from government agencies, ranging in size from $250,000 per year to several million dollars, although there is no assurance that these contracts will be ultimately awarded to us.

•
In November 2007 we announced that we had been awarded a stake in a three-year Master Services Agreement (MSA) by the State of California to provide video and audio streaming services to the state and participating local governments. We recognized related revenues of approximately $226,000 during the year ended September 30, 2008.

•
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

We have recently completed several feature enhancements to our proprietary webcasting platform, including embedded Flash video and animations as well as a webinar service providing the means to hold a virtual seminar online in real time and both audio and video editing capabilities. Additional upgrades expected include storage and search of webcasts in the DMSP by March 2009.

We recently announced an upgrade to our webcasting service, featuring broadcast quality video using the industry standard 16:9 aspect ratio and called Visual Webcaster HD™. The new upgrade includes the ability to use high definition cameras and other HD sources input via SDI (Serial Digital Interface) into our encoders, providing a broadcast-quality experience. In addition, we have recently launched iEncode™, a full-featured, turnkey, standalone webcasting solution, designed to operate inside a corporate LAN environment with multicast capabilities.  Although initial releases of both Visual Webcaster HD and iEncode are available, in an upgrade scheduled for March 2009 or before, they will be fully compatible with the DMSP for archiving, intelligent indexing and retrieval.

As of September 30, 2008, we had approximately 252 monthly recurring subscribers to the “Store and Stream” application of the DMSP, which was developed as a focused interface for small to medium business (SMB) clients. Most of these subscribers started service in October 2007 or later. We expect this DMSP customer base to continue to grow, especially as we add reporting and other features to this interface. Accordingly, we are developing an additional version of the DMSP platform called “Streaming Publisher”, which we expect to launch in the second quarter of fiscal 2009. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The new Streaming Publisher upgrade to the DMSP directly addresses the developing online video advertising market and will  include features such as automated transcoding (the ability to convert media files into multiple file formats), player picker (the ability to create various video players and detailed usage reports), as well as advanced permission, security and syndication features. Users of the basic Store and Stream version of the DMSP may easily upgrade to the Streaming Publisher version for a higher monthly fee.

In addition to the development of these additional features and products, we have made significant progress on our development of an enhanced video search function, which is now referred to as Video Search Engine Optimization (VSEO). VSEO is based on the substantial software and hardware infrastructure purchased primarily from Autonomy/Virage plus the allocation of internal resources from our programming and development professionals.  VSEO is expected to be released during calendar 2009.

In addition to the “Store and Stream” and “Streaming Publisher” applications of the DMSP, we have entered into strategic partnership and other agreements with several entities assisting us in the deployment via the DMSP of enabling technologies necessary to create social networks with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms.

One of the key components of our March 2007 acquisition of Auction Video was the video ingestion and flash transcoder, already integrated into the DMSP as an integral component of the services offered to social network providers and other User Generated Video (UGV) applications. Auction Video’s technology is being used in various applications such as online Yellow Pages listings, delivering video to mobile phones, multi-level marketing and online newspaper classified advertisements, and can also provide for direct input from webcams and other imaging equipment. In addition, our Auction Video service was approved by eBay to provide video hosting services for eBay users and PowerSellers (high volume users of eBay). The Auction Video acquisition is another strategic step in providing a complete range of enabling, turnkey technologies for our clients to facilitate “video on the web” applications, which we believe will make the DMSP a more competitive option as an increasing number of companies look to enhance their web presence with digital rich media and social applications.

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, as well as a result of sales of the Streaming Publisher version of the DMSP, expected to be launched in the second quarter of fiscal 2009, we expect the fiscal 2009 DMSP and hosting revenues to exceed the corresponding fiscal 2008 amounts.

In October 2008, we announced the hiring of Mr. Daniel Debaun, an experienced executive in sales and other strategic areas, as Vice President, Business Development for the iEncode product, and we expect sales from that product to increase in fiscal 2009.  We also expect increased webcasting and other revenues as a result of increased government contract activity, including the items noted above. Therefore, due to these anticipated increases in both DMSP and hosting revenues, as well as webcasting revenues, we expect the fiscal 2009 revenues of the Digital Media Services Group to exceed the corresponding fiscal 2008 amounts.

The proposed acquisition of Narrowstep, if consummated as anticipated in February 2009, will also increase the fiscal 2009 revenues of the Digital Media Services Group, as compared to corresponding fiscal 2008 amounts. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide.

Consolidated gross margin was approximately $11.8 million for the fiscal year ended September 30, 2008, an increase of approximately $4.0 million (51%) from the prior fiscal year.  This increase was primarily due to an increase of approximately $3.1 million of gross margin on the audio and web conferencing revenues recognized from the Infinite division, to approximately $5.8 million from approximately $2.7 million in the prior fiscal year. We acquired Infinite on April 27, 2007, and thus these prior fiscal year revenues and gross margins represent only the five months of operations by Infinite after the acquisition date. We also experienced an approximately $744,000 (24%) increase in webcasting gross margin over the prior fiscal year. This increase in webcasting gross margin was primarily due to an increase in the number of events, as discussed above, which allowed us to better leverage the fixed portion of our webcasting costs.

The consolidated gross margin percentage was 67.0% for the year ended September 30, 2008, versus 64.3% for the prior fiscal year. This increase was primarily due to an 80.0% gross margin percentage on Infinite’s audio and web conferencing revenues, which is higher than our historical gross margin experience prior to the Infinite acquisition.

Based on our expectations of increased sales as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2009 to exceed the prior fiscal year amounts, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $18.2 million for the fiscal year ended September 30, 2008, an increase of approximately $2.9 million (19%) over the prior fiscal year, primarily from increased compensation and depreciation and amortization expense.

Compensation expense for the fiscal year ended September 30, 2008 was approximately $2.6 million (39%) greater than the prior fiscal year. This increase is primarily due to (a) approximately $1.4 million of increased compensation expense recognized by our Infinite division, primarily because we acquired Infinite on April 27, 2007 and the prior fiscal year compensation expense includes only the five months of operations by Infinite after the acquisition date, (b) approximately $830,000 of increased executive and administrative staff compensation, primarily the impact of non-cash equity compensation arising from service and performance-based options granted in connection with new executive employment contracts approved by our Board in September 2007, as well as the effect of contractual raises and (c) approximately $270,000 of increased DMSP division compensation, primarily arising from development and programming staff increases.

Depreciation and amortization expense for the fiscal year ended September 30, 2008 was approximately $1.1 million (36%) greater than the prior fiscal year. This increase was primarily due to the amortization and depreciation of the tangible and intangible assets acquired as a result of our March 2007 acquisition of Auction Video and our April 2007 acquisition of Infinite Conferencing, which was only recognized in the corresponding prior fiscal year period for the six and five month periods after their respective acquisition dates.

Professional fee expense for the fiscal year ended September 30, 2008 was approximately $1.4 million (41%) less than the prior fiscal year. This decrease is primarily due to lower non-cash expenses related to equity-based compensation (shares and options) paid for financial and other consulting services rendered during fiscal 2008 as compared to fiscal 2007.

Although, as a result of increased revenues and gross margin, we expect our consolidated operating expenses for fiscal year 2009 to exceed the corresponding prior year amounts, we expect that percentage increase to be less than the percentage increase in the gross margin dollars for fiscal year 2009.

Other Expense

Other expense of approximately $158,000 for the fiscal year ended September 30, 2008 represented the significant reduction of the approximately $7.5 million in interest expense recognized for the fiscal year ended September 30, 2007. This was primarily due to a significant number of conversions to equity of the 8% Senior and Subordinated Convertible Debentures in the fiscal year ended September 30, 2007 and the resulting write-off of unamortized discount as interest expense at that time, as well as conversions of notes payable to equity during the fiscal 2007 year and the resulting write-off of prepaid interest and fees. Similar transactions did not occur in the fiscal year ended September 30, 2008 and interest expense for that period was only approximately $245,000.

As of September 30, 2008, we had outstanding interest bearing debt with a total face amount of approximately $2.9 million, which was primarily comprised of (i) $1.2 million in borrowings outstanding ($1.55 million as of December 5, 2008) for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at prime plus 8% (prime plus 11% from December 2, 2008), (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million at September 30, 2008 and incurring interest expense at 12% per annum and (iii) notes payable to former shareholders of Infinite Conferencing, with a balance of $458,399 at September 30, 2008 and incurring interest expense at 12% per annum. In addition to these interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts. As compared to the approximately $2.9 million as of September 30, 2008, our interest bearing debt totaled approximately $400,000 as of September 30, 2007 and we therefore anticipate our interest expense during fiscal 2009 to be greater than the corresponding prior year amounts.

In accordance with the accounting rules for debt extinguishments, the renegotiated note payable to J&C Resources was recorded at its fair value at the date the modifications, primarily conversion rights, were approved by our Board of Directors, which value was significantly higher than the value at the time the modifications were renegotiated with the lender two weeks earlier. That accounting resulted in our recognition of a non-cash debt extinguishment loss during the fiscal year ended September 30, 2007 of $135,000, which was the difference between the $435,000 fair value of the ONSM shares that the note was convertible into as of the Board approval date and the $300,000 face value of the note. At the time it was renegotiated, the note was convertible into ONSM shares with a value equal to or less than the face value of the note.

Liquidity and Capital Resources

Our financial statements for the fiscal year ended September 30, 2008 reflect a net loss of approximately $6.6 million, although cash provided by operations for that period was approximately $69,000. Although we had cash of approximately $674,000 at September 30, 2008, working capital was a deficit of approximately $1.4 million at that date.

During fiscal 2008, we obtained financing from two primary sources – a) a line of credit arrangement (the “Line”) collateralized by our accounts receivable, under which we have borrowed $1.2 million as of September 30, 2008 (and $1.55 million as of December 5, 2008) and b) convertible debentures (“Notes”) collateralized by certain software and equipment, which we issued for total gross proceeds of $1.0 million and still outstanding as of September 30, 2008.

The maximum allowable borrowing amount under the Line is now $1.6 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance bears interest at prime plus 8% per annum (prime plus 11% from December 2, 2008), payable monthly in arrears.

The Notes, which we issued during June and July 2008, may be converted to restricted ONSM common shares at any time six (6) months after issuance and prior to their three (3) year maturity date, at the Lender’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity, interest on the Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula. Notwithstanding the above, we have the right in our sole discretion to allow the Lender to convert the Note into restricted ONSM common shares during the first six months after issuance for any reason.

The Notes bear interest at 12% per annum,  payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The first interest payment date was October 31, 2008 and we satisfied the interest obligation of approximately $48,740 through that date by the issuance of 158,000 unregistered shares of our common stock.

There is minimal additional borrowing capacity available under the current terms and limits of the Line. However, we believe that we could obtain additional financing based on approximately $700,000 collateralized by software and equipment purchased and paid for by us during the past year, which is not included in the $1.5 million of software and equipment identified as collateral for the currently outstanding convertible debentures. Although we have made no arrangements for this financing and cannot assure that we would be able to ultimately obtain it and if we did obtain it, on what terms, we believe that this is a potentially viable alternative to obtain sufficient capital resources to fund our continued operations.

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

On March 12, 2008, we executed promissory notes (the “Infinite Notes”) for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid monthly from April through November 2008. Additional payments of (iii) $50,000 (fifty thousand dollars) will be due on the 10th of the following seven months and (iv) the final payment of $8,399 plus accrued interest will be due on July 10, 2009. The Infinite Notes are collateralized by all of our assets other than accounts receivable and are subordinated to the first $4.0 million of our debt outstanding from time to time. The Infinite Notes may be prepaid without penalty and all principal and interest thereunder, as well as the legal expenses, is payable in cash.  The Infinite Notes provide that if any of certain identified events of default occur, which includes a scheduled payment not made and remaining unpaid after five days notice from the Infinite Shareholders, then or at any time during the continuance of the event of default, the Infinite Shareholders, at their option, may accelerate the maturity of the Infinite Notes and require all accrued interest and other amounts to become immediately due and payable.

We expect increases in our operating expenses during fiscal year 2009 related to the continuation of our marketing program expansion that began in previous fiscal years, although we cannot guarantee that this expansion will be continued or that our marketing efforts will be successful.

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), a Delaware corporation with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. The merger is not expected to be consummated until February 2009. The terms of the Merger Agreement call for a minimum issuance of 10.1 million ONSM common shares, as well as the assumption of certain Narrowstep warrants. In addition, we could be required to issue up to an additional 9.9 million ONSM common shares, subject to the achievement of certain revenues from the Narrowstep business during the eighteen-month period beginning six months after the consummation of the merger.

Prior to the consummation of the merger, we expect to incur incremental acquisition-related costs of approximately $490,000 payable in cash, of which approximately $418,000 had been included in other non-current assets on our balance sheet as of September 30, 2008, including approximately $141,000 paid as of that date. Additional cash closing costs of approximately $210,000 will be incurred once the merger is consummated.  If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Narrowstep may be required to pay us a termination fee of $377,000.

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

Although Narrowstep reported cash used in operating activities of approximately $2.7 million for the six months ended August 31, 2008, this included a number of one-time expenses associated with the termination of leases and other commitments as well as expenses related to the merger. In addition, Narrowstep reported cash and short term investments totaling approximately $1.4 million as of August 31, 2008 and has committed to selling preferred shares for additional cash proceeds of $1.0 million prior to the merger.

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

Projected capital expenditures for the next twelve months total approximately $1.2 million which includes software and hardware upgrades to the DMSP, the webcasting system and the audio and web conferencing infrastructure. This total includes the payment of approximately $334,000 reflected by us as accounts payable at September 30, 2008 (which will not be reflected as capital expenditures in our cash flow statement until paid).  This total does not include capital expenditures that may be necessary as a result of the Narrowstep acquisition, as discussed above. In addition, certain of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely.

As of December 5, 2008, there were approximately 681,000 registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices from $1.00 to $1.10 per share. The closing ONSM share price was $0.30 per share on December 5, 2008.

Our accumulated deficit was approximately $102.2 million at September 30, 2008. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

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

We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease. Although we believe there is a market for the DMSP, which had approximately 300 monthly recurring subscribers as of December 5, 2008, the current level of DMSP and hosting revenues ($1.4 million for the year ended September 30, 2008) is less than our related operating expenses plus continuing development and other capital costs and we do not know when, if ever, that we will generate sufficient revenues from this product to cover those costs and expenses. As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash provided by operating activities was approximately $69,000 for the fiscal year ended September 30, 2008, as compared to approximately $2.3 million used by operations for the prior fiscal year. The $69,000 reflects our net loss of approximately $6.6 million, reduced by approximately $6.2 million of non-cash expenses included in that loss as well as by approximately $414,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the fiscal year months ended September 30, 2008 is primarily due to an approximately $477,000 increase in accounts payable and an approximately $87,000 decrease in deferred revenue. This compares to a net increase in non-cash working capital items of approximately $363,000 for the prior fiscal year. The primary non-cash expenses included in our loss for the fiscal year ended September 30, 2008 were approximately $4.2 million of depreciation and amortization, approximately $1.1 million of amortization of deferred professional fee expenses paid for by issuing stock and options and approximately $882,000 of employee compensation expense arising from the issuance of stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $1.4 million for the fiscal year ended September 30, 2008 as compared to approximately $16.1 million for the prior fiscal year. Current period investing activities related to acquisition of property and equipment and while prior fiscal year investing activities included the acquisition of property and equipment, they were primarily related to the Infinite Conferencing acquisition.

Cash provided by financing activities was approximately $1.5 million for the fiscal year ended September 30, 2008 as compared to approximately $18.7 million for the prior fiscal year. Current fiscal year financing activities primarily related to net proceeds from convertible debentures loans as well as proceeds from notes payable, net of repayments, while the prior fiscal year financing activities were primarily related to approximately $17.1 million net proceeds from the sale of common shares, including shares issued in a private financing arranged to partially fund the Infinite Conferencing acquisition and shares issued upon exercise of previously issued common stock warrants and options.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $25.4 million at September 30, 2008, representing approximately 75% of our total assets and 91% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2008 includes approximately $1.4 million (net of depreciation) related to the DMSP.

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

Our financial statements are contained in pages F-1 through F-58, which appear at the end of this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s report on internal control over financial reporting:

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of external financial statements in accordance with generally accepted accounting principles. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer and was based on the criteria set forth in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the operating effectiveness of controls. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's internal control over financial reporting is effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name	Age	Position

Randy S. Selman	52	Chairman of the Board, President and Chief Executive Officer
Clifford Friedland	57	Vice Chairman of the Board, Senior Vice President Business Development
Alan M. Saperstein	49	Director, Chief Operating Officer and Treasurer
David Glassman	57	Senior Vice President and Chief Marketing Officer
Robert E. Tomlinson	51	Senior Vice President and Chief Financial Officer
Robert J. Wussler (1)(2)(3)(4)	72	Director
Charles C. Johnston (1)(2)(3)	73	Director
Carl L. Silva (1)(2)(3)(4)	45	Director
Leon Nowalsky (2)(3)	47	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Governance and Nominating Committee.
(4)	Member of the Finance Committee.

Randy S. Selman.  Since our inception in May 1993, Mr. Selman has served as our Chief Executive Officer, President, and a director and, from September 1996 through June 1999 and from August 1, 2004 through December 15, 2004, as our Chief Financial Officer.  From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (NASDAQ:SKTC), a software development company. SKTC developed and marketed software for point-of-sale with complete back office functions such as inventory, sales analysis and communications.  Mr. Selman founded SKTC in 1985 and was involved in their initial public offering in 1989.  Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

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

Carl Silva.  Mr. Silva, who has been a member of our Board of Directors since July 2006, serves on our Audit, Compensation (as Chairman), Governance and Nominating and Finance Committees. Mr. Silva has over 20 years of experience in the telecommunications and high tech industry, and he has held a variety of positions in business development, sales, marketing, software engineering, and systems engineering during this time. In May 2003, Mr. Silva started Anza Borrego Partners (ABP) as a management consulting firm designed to support entrepreneurs in the growth of their businesses.  Mr. Silva is currently president and CEO or Cognigen Business Systems, Inc., a joint venture of ABP and Cognigen Networks, Inc. (NASDAQ: CNGW) formed for the purpose of providing broadband services to the quick service retail industry. Mr. Silva is also Chief Scientist of Nexaira, a company involved in the distribution and support of 3G mobile broadband and Router solutions.  Mr. Silva was Senior Vice-President for SAIC’s Converged Network Professional services organization from July 1998 to May 2003.  From September 1994 to June 1998, he was with Telcordia Technologies (formerly Bell Communications Research, or Bellcore), where he implemented the first VoIP softswitch in the cable industry.

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

Expansion of our Board of Directors

 Our bylaws provide that the number of directors shall be no less than one and no more than nine. Under the terms of the purchase and sale agreement for our Series A-10 Convertible Preferred Stock the purchasers have the right to designate one individual to join our Board of Directors.  As of the date hereof, no individual has been designated and all remaining outstanding shares of Series A-10 Convertible Preferred Stock will automatically convert to common shares as of December 31, 2008.  There are seven directors currently on the board.  As contemplated by the terms of the Narrowstep merger agreement, David C. McCourt is expected to become a new member of our board of directors following the merger. Immediately following completion of the merger, we expect that our board will consist of eight directors.

Director Compensation Table

The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2008:

						CHANGE IN
						PENSION VALUE
	FEES EARNED				NON-EQUITY	AND NONQUALIFIED
	OR PAID IN		STOCK	OPTION	INCENTIVE PLAN	DEFERRED	ALL OTHER	TOTAL
	CASH		AWARDS	AWARDS	COMPENSATION	COMPENSATION	COMPENSATION	COMPENSATION
NAME	($) (1)		($) (3)	($) (4)	($)	EARNINGS ($)	($)	($)

Robert J. Wussler	$15,000		-0-	-0-	-0-	-0-	-0-	$15,000
Charles C. Johnston	$15,000		$43,250	-0-	-0-	-0-	-0-	$58,250
Carl L. Silva	$15,000		-0-	-0-	-0-	-0-	-0-	$15,000
Benjamin Swirsky	$2,750	(2)	-0-	-0-	-0-	-0-	-0-	$2,750
Leon Nowalsky	$12,250	(2)	-0-	$27,325	-0-	-0-	-0-	$39,575

1)
Directors who are not our employees received $3,750 per quarter as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings.

2)
On December 6, 2007 Mr. Benjamin Swirsky resigned from his post on the Board of Directors, for health-related reasons. On the same day, the remaining members of the Board appointed Mr. Leon Nowalsky as Mr. Swirsky’s replacement. Therefore, the director’s compensation for the quarter ended December 31, 2007 was paid on a pro-rated basis to Mr. Swirsky and Mr. Nowalsky.

3)
From time to time we issue the members of our Board of Directors shares of our common stock as compensation for their services as directors. In December 2007, pursuant to approval by Onstream's Compensation Committee and Onstream's Board of Directors, Onstream issued 25,000 restricted Plan shares of Onstream common stock to Mr. Charles Johnston as compensation for services to be rendered by him for the fiscal year ended September 30, 2008, in connection with his then recent appointment as Chairman of Onstream's Audit Committee. These shares were valued at $1.73 per share, the fair market value at the date of the approval. No other shares were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2008.

4)
From time to time we issue the members of our Board of Directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2008 members of our Board of Directors (excluding those who are Named Executive Officers) held outstanding options and warrants to purchase an aggregate of 629,620 shares of our common stock at prices ranging from $0.71 to $3.376 per share.

In December 2004, and in connection with the Onstream Merger, Messrs. Wussler and Johnston each received immediately exercisable five-year options to purchase 100,000 shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance). These options were issued outside of our 1996 Stock Option Plan and are still outstanding. In July 2005 Messrs. Wussler and Johnston each received immediately exercisable five-year Plan options to purchase 100,000 shares of our common stock with an exercise price of $1.12 per share (fair market value on the date of issuance), which are still outstanding. In July 2006 we issued immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $0.88 per share (fair market value on the date of issuance) granted to Mr. Carl L. Silva upon his initial appointment to our board of directors, which are still outstanding. In September 2006 Messrs. Wussler and Johnston each received immediately exercisable five-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $0.71 per share (above fair market value on the date of issuance), which are still outstanding.

Messrs. Wussler and Silva also each hold warrants to purchase 14,810 ONSM common shares at $3.376 per share, issued at the time of the Onstream Merger in exchange for warrants issued to them by Acquired Onstream.

 In December 2007 we issued immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $1.00 per share (above fair market value on the date of issuance) granted to Mr. Leon Nowalsky upon his initial appointment to our board of directors. The compensation value indicated for this option in the above table is the related expense recognized on our financial statements for the period, based on the Black Scholes method. No other options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2008.

Board of Directors Meetings and Committees

The Board of Directors meets regularly (in-person and/or by telephone conference) during the year to review matters affecting us and to act on matters requiring Board approval. It also holds special meetings whenever circumstances require and may act by majority written consent. During the fiscal year ended September 30, 2008, there were six meetings of the Board, and the Board took action eight times by written consent. The Board of Directors has four standing committees as discussed below and may, from time to time, establish additional committees.

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

The Audit Committee is presently composed of Messrs. Johnston (chairman), Wussler and Silva. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market and they are “audit committee financial experts” within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met (in-person and/or by telephone conference) five times in fiscal 2008.

Compensation Committee

The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the board of directors.  In addition, the Compensation Committee administers our 1996 Stock Option Plan and our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions of which they are granted, amends compensation plans within the scope of the Compensation Committee's authority and recommends plans and plan amendments to the board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Compensation Committee is presently composed of Messrs. Silva (chairman), Wussler, Johnston and Nowalsky. The Compensation Committee met (in-person and/or by telephone conference) two times in fiscal 2008.

Finance Committee

The Finance Committee reviews and makes recommendations concerning:

•	proposed dividend actions, stock splits and repurchases,

•	current and projected capital requirements,

•	issuance of debt or equity securities,

•	strategic plans and transactions, including mergers, acquisitions, divestitures, joint ventures and other equity investments,

•	customer financing activities, business and related customer finance business and funding plans,

•	overall company risk management program and major insurance programs, and

•	investment policies, administration and performance of the trust investments of our employee benefit plans.

Messrs. Wussler and Silva are the members of the Finance Committee. The Finance Committee met in fiscal 2008 in conjunction with meetings of the full Board of Directors.

Governance and Nominating Committee

While we have not adopted a formal charter for the Governance and Nominating Committee, in June 2003 our Board of Directors adopted Corporate Governance and Nominating Committee Principles.  A copy of our Corporate Governance and Nominating Committee Principles was included as Exhibit C to the proxy statement for our 2005 Annual Meeting filed with the SEC on August 1, 2005, which was updated by the version included as Appendix L to the preliminary combined proxy statement/Form S-4/A filed with the SEC on November 6, 2008, but not yet declared effective.

The Governance and Nominating Committee reviews and makes recommendations to the board of directors with respect to:

•	the responsibilities and functions of the Board and Board committees and with respect to Board compensation,

•	the composition and governance of the Board, including recommending candidates to fill vacancies on, or to be elected or re-elected to, the Board,

•	candidates for election as Chief Executive Officer and other corporate officers, and

•	monitoring the performance of the Chief Executive Officer and our plans for senior management succession.

The procedures for identifying candidates include a review of Onstream's current directors; soliciting input from existing directors and executive officers, and a review of submissions from stockholders, if any. Onstream’s management believes that the Board should be composed of:

•	directors chosen with a view to bringing to the Board a variety of experiences and backgrounds,

•	directors who have high level managerial experience or are accustomed to dealing with complex problems,

•
directors who will represent the balanced, best interests of the stockholders as a whole rather than special interest groups or constituencies, while also taking into consideration the overall composition and needs of the Board, and

•	a majority of the Board's directors must be independent directors under the criteria for independence required by the Securities and Exchange Commission and the NASDAQ Stock Market.

In considering possible candidates for election as an outside director, the Governance and Nominating Committee and other directors should be guided by the foregoing general guidelines and by the following criteria:

•
Each director should be an individual of the highest character and integrity, have experience at or demonstrated understanding of strategy/policy-setting and a reputation for working constructively with others.

•	Each director should have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director.

•	Each director should be free of any conflict of interest, which would interfere with the proper performance of the responsibilities of a director.

•	The Chief Executive Officer is expected to be a director. Other members of senior management may be considered, but Board membership is not necessary or a prerequisite to a higher management position.

The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman), Johnston, Wussler and Silva, who are each "independent" as independence for nominating committee members is defined within the NASDAQ Marketplace Rules. The Governance and Nominating Committee met (in-person and/or by telephone conference) one time in fiscal 2008, as well as in conjunction with meetings of the full Board of Directors.

Code of Business Conduct and Ethics

Effective December 18, 2003, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,

•
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us,

•	compliance with applicable governmental laws, rules and regulations,

•	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics, and

•	accountability for adherence to the Code of Business Conduct and Ethics.

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

Our Code of Business Conduct and Ethics is included as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Onstream Media Corporation, 1291 SW 29 Avenue, Pompano Beach, Florida  33069.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2008, other than indicated below.

Randy Selman, our CEO and Chairman of the Board, Alan Saperstein, our COO and one of our directors and Clifford Friedland, our Senior VP-Business Development and one of our directors, have not filed a Form 4 on a timely basis related to 620,000 options granted each of them on September 27, 2007. Mr. Selman, Mr. Saperstein and Mr. Friedland have represented to us that they will file these forms as soon as practicable.

Robert Tomlinson, our CFO, and David Glassman, our Senior VP-Marketing have not filed a Form 4 on a timely basis related to 620,000 options granted each of them on September 27, 2007. Mr. Tomlinson and Mr. Glassman Friedland have represented to us that they will file these forms as soon as practicable.

Charles Johnston, one of our directors, has not filed a Form 3 or Form 4 on a timely basis related to 25,000 shares issued to him on December 5, 2007. Mr. Johnston has represented to us that he will file this form as soon as practicable.

Leon Nowalsky, one of our directors, has not filed a Form 3 or Form 4 on a timely basis related to 50,000 options granted to him on December 6, 2007. Mr. Nowalsky has represented to us that he will file this form as soon as practicable.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”):

				STOCK	OPTION		SECURITIES		ALL OTHER		TOTAL
NAME AND	FISCAL		BONUS	AWARDS	AWARDS		UNDERLYING		COMPENSATION		COMPENSATION
PRINCIPAL POSITION	YEAR	SALARY ($)	($)	($)	($)		OPTIONS (#)		($) (12)		($)(13)

Randy S. Selman	2008	$263,695	-0-	-0-	$141,417	(11)	-0-		$51,502	(1)	$456,614
President, Chief	2007	$224,272	-0-	-0-	-0-	(11)	620,000	(11)	$48,679	(2)	$272,951
Executive Officer
and Director

Alan Saperstein	2008	$238,695	-0-	-0-	$141,417	(11)	-0-		$56,942	(3)	$437,054
Chief Operating	2007	$206,689	-0-	-0-	-0-	(11)	620,000	(11)	$54,901	(4)	$261,590
Officer, Treasurer
and Director

Clifford Friedland	2008	$212,358	-0-	-0-	$141,417	(11)	-0-		$59,050	(5)	$412,825
Senior VP - Busi-	2007	$192,940	-0-	-0-	-0-	(11)	620,000	(11)	$58,263	(6)	$251,203
ness Development
and Director

David Glassman	2008	$212,358	-0-	-0-	$141,417	(11)	-0-		$52,155	(7)	$405,930
Senior VP -	2007	$192,940	-0-	-0-	-0-	(11)	620,000	(11)	$51,629	(8)	$244,569
Marketing

Robert Tomlinson	2008	$223,125	-0-	-0-	$141,417	(11)	-0-		$63,742	(9)	$428,284
Chief Financial	2007	$191,134	-0-	-0-	-0-	(11)	620,000	(11)	$51,950	(10)	$243,084
Officer

(1)	Includes $15,046 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $19,456 deferred compensation and 401(k) match.
(2)	Includes $13,679 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.
(3)	Includes $21,942 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.
(4)	Includes $19,901 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $18,000 deferred compensation.
(5)	Includes $21,939 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $20,111 deferred compensation and 401(k) match.

(6)
Includes $19,897 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $21,366 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Friedland during fiscal 2007 related to compensation accrued prior to the Onstream Merger.

(7)	Includes $15,044 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $20,111 deferred compensation and 401(k) match.
(8)
Includes $13,263 for medical and other insurance; $12,000 automobile allowance; $5,000 dues allowance and $21,366 deferred compensation and 401(k) match. Table excludes amounts paid to Mr. Glassman during fiscal 2007 related to compensation accrued prior to the Onstream Merger.

(9)	Includes $21,941 for medical and other insurance; $12,000 automobile allowance; $8,125 dues allowance and $21,676 deferred compensation and 401(k) match.
(10)	Includes $19,871 for medical and other insurance; $10,875 automobile allowance and $21,204 deferred compensation and 401(k) match.
(11)
During the year ended September 30, 2007, each of the Named Executive Officers was issued options to purchase 620,000 common shares at $1.73 per share, which was the fair value at date of grant. The fair value was $0.30 per share as of September 30, 2008. 220,000 of those options vest based on performance over the two year period from October 1, 2007 through September 30, 2009 and since that service period starts after September 30, 2007, there was no related compensation expense for the year then ended. The remaining 400,000 of those options vest based on service over a four year period that starts on September 27, 2007.  The four days from the vesting period start date through September 30, 2007 represent approximately one quarter of one percent of an approximately 1,460 day total service period, which is considered immaterial for inclusion of compensation expense for the year ended September 30, 2007. The entire non-cash compensation expense for these options will be recognized over the two years starting October 1, 2007, using the Black-Scholes model.

We have determined that the performance objectives (as set forth in Employment Agreements below) were met for the quarter ended December 31, 2007, but that they were not met for the remaining three quarters of fiscal 2008 nor were they met for the year ended September 30, 2008. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during fiscal 2008. An additional 100,000 service options vested during fiscal 2008, for total vested options of 113,750 for each of the Named Executive Officers during fiscal 2008.

(12)
The Named Executive Officers did not receive non-equity incentive plan compensation or compensation from changes in pension value and nonqualified deferred compensation earnings during the periods covered by the above table.

(13)
Total compensation includes cash and non-cash elements. The most significant non-cash element is the options, which as discussed in footnote 11 above had a strike price that exceeded the fair value by $1.43 per share of September 30, 2008 and thus at that date were what is commonly described as “under water”. Below is a table that presents the cash and non-cash elements of compensation for the year ended September 30, 2008:

	Cash Compensation	Non-Cash Compensation	Total Compensation
Randy S. Selman	$315,197	$141,417	$456,614
Alan Saperstein	$295,637	$141,417	$437,054
Clifford Friedland	$271,408	$141,417	$412,825
David Glassman	$264,513	$141,417	$405,930
Robert Tomlinson	$286,867	$141,417	$428,284

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

We have determined that the above performance objectives were met for the quarter ended December 31, 2007, but that they were not met for the remaining three quarters of fiscal 2008 nor were they met for the year ended September 30, 2008. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during fiscal 2008.

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

 As part of the above employment agreements, and in consideration for the provision in the new employment agreements that change of control benefits would not be paid related to any merger and any related financing occurring within eighteen months of entering into the new agreements, we agreed to grant each of the Executives fully vested four-year options for shares equivalent to one percent (1%) of the total number of shares issued in connection with any such merger and/or any related financing including any contingent shares, once earned. If we enter into a definitive merger agreement during that eighteen month period, the number of options will be determined and granted at the time of closing that merger and will have an exercise price equal to the fair value at the date of grant (but no less than $1.00). We agreed to register these and all other shares or options held by the Executives with or simultaneously to any shares registered in connection with such a merger and/or any related financing. See Note 9 to the Consolidated Financial Statements for a discussion of the proposed Narrowstep Merger, which would result in the issuance of options to the Executives in accordance with the above provision.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding stock options held as of September 30, 2008 by the Named Executive Officers. There were no outstanding stock awards held by them as of that date:

	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)				EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED		OPTION EXERCISE	OPTION EXPIRATION
NAME	EXERCISABLE		UNEXERCISABLE		OPTIONS (#)		PRICE ($)	DATE
Randy Selman (3)	100,000						$0.71	9/29/2011
	450,000						$1.12	7/6/2010
	450,000						$1.57	12/27/09
	400,000						$2.50	9/30/09
	100,000	(1)	300,000	(1)			$1.73	9/28/2012– 9/28/2015
	13,750	(2)			206,250	(2)	$1.73	12/31/2011–9/28/2013
Alan Saperstein (3)	100,000						$0.71	9/29/2011
	450,000						$1.12	7/6/2010
	450,000						$1.57	12/27/09
	400,000						$2.50	9/30/09
	100,000	(1)	300,000	(1)			$1.73	9/28/2012– 9/28/2015
	13,750	(2)			206,250	(2)	$1.73	12/31/2011–9/28/2013
Cliff Friedland (3)	100,000						$0.71	9/29/2011
	88,860						$3.376	7/1/2012
	100,000	(1)	300,000	(1)			$1.73	9/28/2012– 9/28/2015
	13,750	(2)			206,250	(2)	$1.73	12/31/2011–9/28/2013
David Glassman (3)	100,000						$0.71	9/29/2011
	88,860						$3.376	7/1/2012
	100,000	(1)	300,000	(1)			$1.73	9/28/2012– 9/28/2015
	13,750	(2)			206,250	(2)	$1.73	12/31/2011–9/28/2013
Robert Tomlinson (3)	100,000						$0.71	9/29/2011
	100,000						$1.12	7/6/2010
	150,000						$1.21	7/6/2009
	100,000	(1)	300,000	(1)			$1.73	9/28/2012– 9/28/2015
	13,750	(2)			206,250	(2)	$1.73	12/31/2011–9/28/2013

(1)	Vesting of the options to purchase 400,000 shares is based on years of service. These vesting conditions are discussed in detail under “Employment Agreements” above.
(2)
Vesting of the options to purchase 220,000 shares is based on achieving certain financial objectives, respectively. These vesting conditions are discussed in detail under “Employment Agreements” above. 96,250 of the 206,250 shares unvested as of September 30, 2008 will never vest based on meeting those certain objectives, since the applicable financial periods have already passed, but they may vest under the conditions noted in footnote 3 to this table, below.

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

1996 Stock Option Plan and 2007 Equity Incentive Plan

On February 9, 1997, the board of directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "Plan").  Pursuant to an amendment to the Plan ratified by shareholders on September 13, 2005, we have reserved an aggregate of 4,500,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options") and 2,000,000 shares for restricted stock grants (“Stock Grants”) made under the Plan.  At September 30, 2008, there were unexercised options to purchase 4,043,000 shares of our common stock outstanding under the Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $0.71 to $2.98 per share. As discussed in the following paragraph, the Company may no longer issue additional options or stock grants under the Plan

On September 18, 2007, the Company’s Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the Plan, although we may no longer issue additional options or stock grants under the Plan. At September 30, 2008, there were unexercised options to purchase 4,060,000 shares of our common stock outstanding under the 2007 Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $1.00 to $1.73 per share.

The stated purpose of the Plan and the 2007 Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan and the 2007 Plan is administered by the Compensation Committee of our Board of Directors (“the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. All other questions relating to the administration of the Plan and the 2007 Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board of Directors or the Committee.

Plan Options granted under the Plan or the 2007 Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options").  In addition, the Plan also allowed for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and to receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares.  Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each Plan Option and the manner in which it may be exercised is determined by the Board of Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.  In any case, the exercise price of any stock option granted under the Plan or the 2007 Plan will not be less than 85% of the fair market value of the common stock on the date of grant.  The exercise price of Non-Qualified Options is determined by the Committee.

The per share purchase price of shares subject to Plan Options granted under the Plan or the 2007 Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.  Officers, directors and employees of and consultants to us and our subsidiaries are eligible to receive Non-Qualified Options under the Plan or the 2007 Plan.  Only such individuals who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

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

The Board of Directors may amend, suspend or terminate the Plan or the 2007 Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or the 2007 Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization) without the consent of our shareholders, (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan or the 2007 Plan.

Unless the Plan or 2007 Plan has been earlier suspended or terminated by the Board of Directors, the Plan or the 2007 Plan shall terminate 10 years from the date of the Plan's or the 2007 Plan’s adoption.  Any such termination of the Plan or the 2007 Plan shall not affect the validity of any Plan Options previously granted thereunder.

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plan or the 2007 Plan are therefore not ascertainable. On December 5, 2008, the closing price of our common stock as reported on the NASDAQ Capital Market was $0.30 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information regarding beneficial ownership of our common stock as of December 5, 2008 held by:

•	persons who own beneficially more than 5% of our outstanding common stock,
•	our directors,
•	named executive officers, and
•	all of our directors and officers as a group.

Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 5, 2008 upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders as of December 5, 2008. At that date, approximately 71% of the Company's outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.  Shares held by Cede & Co. are not reflected in the following table, except with regard to shares held by Messrs. Lewis, Berman and Tuccio, since that information was provided to us in connection with their execution of Voting Agreements in connection with the proposed Narrowstep merger.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	1,537,452	3.5%
Alan M. Saperstein (2)	1,539,320	3.5%
Robert Wussler (3)	265,426	0.6%
Charles C. Johnston (4)	744,828	1.7%
Clifford Friedland (5)	1,059,776	2.5%
David Glassman (6)	1,059,609	2.5%
Carl L. Silva (7)	64,810	0.2%
Leon Nowalsky (8)	50,000	0.1%
Robert E. Tomlinson (9)	477,500	1.1%
All directors and officers as a group (nine persons) (10)	6,798,721	14.3%
Fred DeLuca (11)	4,043,849	9.4%
Austin Lewis (12)	3,414,893	8.0%
Neil Berman (13)	2,690,100	6.3%
Edward Tuccio (14)	2,212,000	5.2%

(1)           Includes 9,952 shares of our common stock presently outstanding, options to acquire 100,000 common shares at $0.71 per share, options to acquire 450,000 common shares at $1.12 per share, options to acquire 450,000 common shares at $1.57 per share, options to acquire 113,750 common shares at $1.73 per share and options to acquire 400,000 common shares at $2.50 per share. Also includes unvested options to acquire 13,750 common shares at $1.73 per share, which could potentially vest within 60 days after December 5, 2008, subject to the achievement of certain performance objectives. Options to acquire another 492,500 common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause.  See Item 10 – Executive Compensation.

(2)           Includes 11,820 shares of our common stock presently outstanding, options to acquire 100,000 common shares at $0.71 per share, options to acquire 450,000 common shares at $1.12 per share, options to acquire 450,000 common shares at $1.57 per share, options to acquire 113,750 common shares at $1.73 per share and options to acquire 400,000 common shares at $2.50 per share. Also includes unvested options to acquire 13,750 common shares at $1.73 per share, which could potentially vest within 60 days after December 5, 2008, subject to the achievement of certain performance objectives.  Options to acquire another 492,500 common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Item 10 – Executive Compensation.

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

(5)           Includes 447,216 shares of our common stock presently outstanding, 148,100 shares of our common stock held by Titan Trust, 148,100 shares of our common stock held by Dorado Trust, options to acquire 100,000 common shares at $0.71 per share, options to acquire 113,750 common shares at $1.73 per share and options to acquire 88,860 common shares at $3.376 per share. Also includes unvested options to acquire 13,750 common shares at $1.73 per share, which could potentially vest within 60 days after December 5, 2008, subject to the achievement of certain performance objectives. Options to acquire another 492,500 common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Item 10 – Executive Compensation. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares. Mr. Friedland executed a Voting Agreement with respect to the 743,416 outstanding shares of common stock included above.

(6)           Includes 447,049 shares of our common stock presently outstanding, 148,100 shares of our common stock held by JMI Trust, 148,100 shares of our common stock held by Europa Trust, options to acquire 100,000 common shares at $0.71 per share, options to acquire 113,750 common shares at $1.73 per share and options to acquire 88,860 common shares at $3.376 per share. Also includes unvested options to acquire 13,750 common shares at $1.73 per share, which could potentially vest within 60 days after December 5, 2008, subject to the achievement of certain performance objectives. Options to acquire another 492,500 common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Item 10 – Executive Compensation. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares. Mr. Glassman executed a Voting Agreement with respect to the 743,249 outstanding shares of common stock included above.

(7)           Includes options to acquire 50,000 ONSM common shares at $0.88 per share and warrants to purchase 14,810 ONSM common shares at $3.376 per share.

(8)           Includes options to acquire 50,000 ONSM common shares at $1.00 per share.

(9)           Includes options to acquire 100,000 common shares at $0.71 per share, options to acquire 100,000 common shares at $1.12 per share, options to acquire 150,000  common shares at $1.21 per share and options to acquire 113,750 common shares at $1.73 per share. Also includes unvested options to acquire 13,750 common shares at $1.73 per share, which could potentially vest within 60 days after December 5, 2008, subject to the achievement of certain performance objectives.  Options to acquire another 492,500 common shares at $1.73 per share are excluded from the ownership table, as they are not expected to vest within that time frame, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause.  See Item 10 – Executive Compensation.

(10)           See footnotes (1) through (9) above.

(11)           Includes 3,839,304 shares of our common stock presently outstanding, warrants to acquire 21,212 ONSM common shares at $1.65 per share, warrants to acquire 83,333 ONSM common shares at $1.50 per share and options to acquire 100,000 ONSM common shares at $2.46 per share. Mr. DeLuca executed a Voting Agreement with respect to the 3,839,304 outstanding shares of common stock included above.

(12)           Includes 3,388,643 shares of our common stock presently outstanding and warrants to acquire 26,250 common shares at $1.50 per share. These items are held in the name of Lewis Asset Management, LAM Opportunity Fund, Ltd and/or Lewis Opportunity Fund, LP. Mr. Lewis is the control person and beneficial owner of these entities and exercises sole voting and dispositive powers over these shares. Mr. Lewis executed a Voting Agreement with respect to the 3,388,643 outstanding shares of common stock included above. See Item 1 – Risk Factors.

(13)           Includes 2,312,600 shares of our common stock presently outstanding, 240,000 common shares issuable under an April 1, 2008 consulting agreement for financial public relations services to be received over a two year term from Mr. Berman, warrants to acquire 87,500 common shares at $1.50 per share and options to acquire 50,000 common shares at $1.00 per share. Mr. Berman executed a Voting Agreement with respect to the 2,312,600 outstanding shares of common stock included above. Mr. Berman disclaims ownership with regards to shares owned or controlled by David Berman, Corey Berman or Robyn Berman. See Item 12 – Certain Relationships and Related Transactions.

(14)           Includes 2,087,000 shares of our common stock presently outstanding and options to acquire 125,000 common shares at $1.00 per share. Mr. Tuccio executed a Voting Agreement with respect to the 2,087,000 outstanding shares of common stock included above.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Common Equity And Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

In April 2008, we entered into a two-year consulting agreement (for services starting January 1, 2008) with Mr. Neil Berman, a major shareholder, calling for the issuance of 240,000 restricted common shares.

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

In December 2007, we entered into a line of credit arrangement with a financial institution under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable. This arrangement was amended in August 2008 to allow maximum borrowings on $1.6 million. As of December 5, 2008, we have received $1.55 million funding under this arrangement. The outstanding balance bears interest at prime plus 11% per annum, payable monthly in arrears, and may be repaid at any time, but no later than two (2) years after the date of the agreement, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice. The loan is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with debt service coverage and minimum tangible net worth covenants. We received waivers from the lender with respect to lack of compliance with the tangible net worth covenant as of March 31, 2008, waivers with respect to the tangible net worth and debt service to cash flow covenants as of June 30, 2008 and for the quarter then ended and waivers with respect to the tangible net worth and debt service to cash flow covenants as of September 30, 2008 and for the quarter then ended.  Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the lender.

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

2.3	Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (6)
2.4	Agreement and Plan of Reorganization between Visual Data Corporation, Media on Demand, Inc. and Charles Saracino (7)
2.5	Voting Agreement (7)
2.6.1	Infinite Conferencing Merger Agreement dated March 26, 2007 (22)
2.6.2	Infinite Conferencing Merger - Form of Registration Rights Agreement (22)
2.6.3	Infinite Conferencing Merger - Form of Lock-Up Agreement (22)
2.7.1	Narrowstep Merger Agreement dated May 29, 2008 (26)
2.7.2	First Amendment to Narrowstep Merger Agreement dated May 29, 2008 (28)
2.7.2	Second Amendment to Narrowstep Merger Agreement dated May 29, 2008 (29)
3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Amendment dated July 26, 1993 (1)
3.1.3	Articles of Amendment dated January 17, 1994 (1)
3.1.4	Articles of Amendment dated October 11, 1994 (1)
3.1.5	Articles of Amendment dated March 25, 1995 (1)
3.1.6	Articles of Amendment dated October 31, 1995 (1)
3.1.7	Articles of Amendment dated May 23, 1996 (1)
3.1.8	Articles of Amendment dated May 5, 1998 (5)
3.1.9	Articles of Amendment dated August 11, 1998 (2)
3.1.10	Articles of Amendment dated June 13, 2000 (4)
3.1.11	Articles of Amendment dated April 11, 2002 (8)
3.1.12	Articles of Amendment dated June 24, 2003, with regard to Series A-9 Convertible Preferred Stock (9)
3.1.13	Articles of Amendment dated June 20, 2003, with regard to reverse stock split (10)
3.1.14	Articles of Amendment dated December 23, 2004, with regard to the designations for Series A-10 Convertible Preferred Stock (16)
3.1.15	Articles of Amendment dated December 30, 2004, with regard to corporate name change (15)
3.1.16	Articles of Amendment dated February 7, 2005 with regard to the designations for Series A-10 Convertible Preferred Stock (17)
3.2	By-laws (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Form of 8% Senior Secured Convertible Notes (16)
4.3	Form of $1.65 Warrant (16)
4.4	Form of $1.50 Warrant (16)
4.5	Form of $1.00 Warrant (20)
4.6	Form of $1.65 Warrant issuable upon exercise of $1.00 Warrant (20)

4.7	Form of Subordinated Secured Convertible Note (21)
4.8	Form of $1.50 Warrant for Subordinated Secured Convertible Notes (21)
4.9	Form of 12% Convertible Secured Note (27)
10.1	Form of 1996 Stock Option Plan and Amendment thereto (1)(3)
10.2	Form of 2007 Equity Incentive Plan (24)
10.3	Employment Agreement (Amended) dated May 15, 2008 between Onstream Media Corporation and Randy S. Selman (25)
10.4	Employment Agreement (Amended) dated May 15, 2008 between Onstream Media Corporation and Alan Saperstein (25)
10.5	Employment Agreement (Amended) dated May 15, 2008 between Onstream Media Corporation and Clifford Friedland (25)
10.6	Employment Agreement (Amended) dated May 15, 2008 between Onstream Media Corporation and David Glassman (25)
10.7	Employment Agreement (Amended) dated May 15, 2008 between Onstream Media Corporation and Robert Tomlinson (25)
10.8	Form of Subscription Agreement used for sale of $11.0 million common shares - March 2007 (22)
10.9	Form of Securities Purchase Agreement for 8% Senior Secured Convertible Notes (16)
10.10	Form of Additional Investment Right (16)
10.11	Form of Pledge Agreement (16)
10.12	Form of Security Agreement (16)
10.13	Form of Letter Agreement with Additional Investment Right holders (18)
10.14	Deposit Control Agreement dated October 2004 (14)
10.15	Form of Subscription Agreement for Subordinated Secured Convertible Notes (21)
10.16	Form of Subordination Agreement for Subordinated Secured Convertible Notes (21)
10.17	Form of Security Agreement for Subordinated Secured Convertible Notes (21)
10.18	Amendment and Waiver Agreement, dated as of May 29, 2008, among Narrowstep Inc. and the investors party thereto (26)
10.19	Form of Narrowstep Voting Agreement, dated as of May 29, 2008 (26)
10.20	Form of Onstream Voting Agreement, dated as of May 29, 2008 (26)
10.21	Form of Subscription Agreement, dated as of May 29, 2008, by and between Narrowstep Inc. and the investors party thereto (26)
10.22	Form of Subscription Agreement, dated as of August 13, 2008, by and between Narrowstep Inc. and the investors party thereto (28)
10.23	Form of Subscription Agreement for 12% Convertible Secured Notes (27)
10.24	Form of Security Agreement for 12% Convertible Secured Notes (27)
14.1	Code of Business Conduct and Ethics (12)
14.2	Corporate Governance and Nominating Committee Principles (30)
14.3	Audit Committee Charter (24)
21.1	Subsidiaries of the registrant
21.2	Financial statements of Acquired Onstream for the years ended December 31, 2003 and 2002 and for the three and six months ended June 30, 2004 and 2003 (19)
21.3.1	Infinite Conferencing, LLC - Audited December 31, 2006 and 2005 Financial Statements (23)
21.3.2	Infinite Conferencing, LLC - Reviewed March 31, 2007 and 2006 Financial Statements (23)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)
Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.

(2)	Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.
(3)	Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998.
(4)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.
(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2000.
(6)	Incorporated by reference to the registrant’s current report on Form 8-K filed on June 12, 2001.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 5, 2002.
(8)	Incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.
(9)	Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.
(11)	Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.
(12)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2003.
(13)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2004.
(14)	Incorporated by reference to the registrant's current report on Form 8-K filed November 4, 2004.
(15)	Incorporated by reference to the registrant’s current report on Form 8-K filed on January 4, 2005.
(16)	Incorporated by reference to the registrant’s current report on Form 8-K/A filed on January 4, 2005.
(17)	Incorporated by reference to the registrant's current report on Form 8-K filed February 11, 2005.
(18)	Incorporated by reference to the registrant's current report on Form 8-K filed February 17, 2005.
(19)	Incorporated by reference to the registrant's current report on Form 8-K/A filed March 8, 2005.
(20)	Incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Shareholder’s Meeting filed on August 1, 2005.
(21)	Incorporated by reference to the registrant's current report on Form 8-K/A filed April 3, 2006.
(22)	Incorporated by reference to the registrant's current report on Form 8-K filed March 28, 2007.
(23)	Incorporated by reference to the registrant's current report on Form 8-K/A filed July 11, 2007.
(24)	Incorporated by reference to the registrant’s proxy statement for the 2007 Annual Meeting filed with the SEC on July 31, 2007.
(25)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB filed May 15, 2008.
(26)	Incorporated by reference to the registrant's current report on Form 8-K filed June 2, 2008.
(27)	Incorporated by reference to the registrant's current report on Form 8-K filed June 6, 2008.
(28)	Incorporated by reference to the registrant's current report on Form 8-K filed August 15, 2008.
(29)	Incorporated by reference to the registrant's current report on Form 8-K/A filed September 19, 2008.
(30)
Incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Shareholder’s Meeting filed on August 1, 2005, which was updated by the version included as Appendix L to the preliminary combined proxy statement/Form S-4/A filed with the SEC on November 6, 2008, but not yet declared effective.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed to us by Goldstein Lewin & Co. for professional services rendered during the fiscal year ended September 30, 2008 were $240,632, for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2007, and March 31 and June 30, 2008.

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

Audit Related Fees

The aggregate fees billed to us by Goldstein, Lewin & Co. for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were $85,757 and $46,214 for the fiscal years ended September 30, 2008 and 2007, respectively. The $85,757 for fiscal 2008 includes $71,104 for their services rendered in connection with our joint Proxy/Form S-4 first filed with the SEC on September 23, 2008, and subsequently amended by us, but not yet declared effective.

Tax Fees

The aggregate tax fees billed to us by Goldstein Lewin & Co. were $15,737 and $14,582 for the fiscal years ended September 30, 2008 and 2007, respectively. Tax fees include the preparation of federal and state corporate income tax returns as well as tax compliance, tax advice and tax planning.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by Goldstein Lewin & Co. for services rendered for the fiscal years ended September 30, 2008 or 2007.

Audit Committee Policies

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
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

Signature	Title	Date

/s/ Randy S. Selman	Director, President,	December 29, 2008
Randy S. Selman	Chief Executive Officer

/s/ Robert E. Tomlinson	Chief Financial Officer and
Robert E. Tomlinson	Principal Accounting Officer	December 29, 2008

/s/ Clifford Friedland	Director and Senior VP	December 29, 2008
Clifford Friedland	Business Development

/s/ Alan Saperstein	Director and Chief	December 29, 2008
Alan Saperstein	Operating Officer

/s/ Robert J. Wussler	Director	December 29, 2008
Robert J. Wussler

/s/ Charles C. Johnston	Director	December 29, 2008
Charles C. Johnston

/s/ Carl Silva	Director	December 29, 2008
Carl Silva

/s/ Leon Nowalsky	Director	December 29, 2008
Leon Nowalsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Onstream Media Corporation
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Goldstein Lewin & Co.

GOLDSTEIN LEWIN & CO.
Certified Public Accountants

Boca Raton, Florida
December 29, 2008

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$674,492	$560,230
Accounts receivable, net of allowance for doubtful accounts of $30,492 and $65,254, respectively	2,545,450	2,620,177
Prepaid expenses	328,090	565,649
Inventories	94,689	85,459
Other current assets	77,422	137,632
Total current assets	3,720,143	3,969,147

PROPERTY AND EQUIPMENT, net	4,056,770	5,551,026
INTANGIBLE ASSETS, net	3,731,586	5,108,604
GOODWILL, net	21,696,948	21,696,948
OTHER NON-CURRENT ASSETS	639,101	157,931

Total assets	$33,844,548	$36,483,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,059,376	$2,266,134
Amounts due to shareholders and officers	109,419	109,419
Deferred revenue	128,715	215,400
Notes and leases payable – current portion, net of discount	1,774,264	138,629
Total current liabilities	5,071,774	2,729,582

Notes and leases payable, net of current portion	109,151	255,329
Convertible debentures, net of discount	795,931	-

Total liabilities	5,976,856	2,984,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, 74,841 and 69,196 issued and outstanding, respectively	8	7
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 42,625,627 and 41,880,707 issued and outstanding, respectively	4,262	4,188
Additional paid-in capital	130,078,354	129,090,403
Unamortized discount	(20,292)	(98,491)
Accumulated deficit	(102,194,640)	(95,497,362)
Total stockholders’ equity	27,867,692	33,498,745

Total liabilities and stockholders’ equity	$33,844,548	$36,483,656

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2008	2007
REVENUE:
DMSP and hosting	$1,440,584	$778,385
Network usage	2,235,078	2,105,477
Webcasting	5,924,507	4,769,053
Audio and web conferencing	7,262,685	3,198,818
Other	724,369	1,263,312
Total revenue	17,587,223	12,115,045

COSTS OF REVENUE:
DMSP and hosting	606,947	348,228
Network usage	938,487	895,573
Webcasting	2,134,765	1,722,901
Audio and web conferencing	1,476,575	545,615
Other	654,251	806,768
Total costs of revenue	5,811,025	4,319,085

GROSS MARGIN	11,776,198	7,795,960

OPERATING EXPENSES:
General and administrative:
Compensation	9,257,629	6,679,964
Professional fees	1,970,007	3,344,615
Other	2,735,816	2,183,298
Depreciation and amortization	4,215,669	3,099,940
Total operating expenses	18,179,121	15,307,817

Loss from operations	(6,402,923)	(7,511,857)

OTHER EXPENSE, NET:
Interest income	1,781	69,487
Interest expense	(244,678)	(7,464,897)
Debt extinguishment loss	-	(135,000)
Other income, net	84,362	284,214

Total other expense, net	(158,535)	(7,246,196)

Net loss	$(6,561,458)	$(14,758,053)

Loss per share – basic and diluted:

Net loss per share	$(0.16)	$(0.48)

Weighted average shares of common stock outstanding – basic and diluted	42,329,391	30,636,669

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2007 AND 2008

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

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2007 AND 2008

(Continued)

	Series A- 10 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2007	69,196	$7	41,880,707	$4,188	$129,090,403	$(98,491)	$(95,497,362)	$33,498,745
Issuance of shares, warrants and options for consultant services	-	-	543,670	54	821,151	-	-	821,205
Issuance of shares and options for employee services	-	-	-	-	882,242	-	-	882,242
Common shares issued for interest and fees on convertible debentures	-	-	201,250	20	186,492	-	-	186,512
Obligation for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing	-	-	-	-	(958,399)	-	-	(958,399)
Dividends accrued or paid on Series A-10 preferred	5,645	1	-	-	56,465	78,199	(135,820)	(1,155)
Net loss	-	-	-	-	-	-	(6,561,458)	(6,561,458)

Balance, September 30, 2008	74,841	$8	42,625,627	$4,262	$130,078,354	$(20,292)	$(102,194,640)	$27,867,692

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,561,458)	$(14,758,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,215,669	3,099,940
Amortization of deferred professional fee expenses paid with equity	1,079,073	2,323,215
Compensation expenses paid with equity	882,242	-
Amortization of discount on convertible debentures	23,104	2,290,995
Amortization of discount on notes payable	15,227	5,015,103
Interest expense paid in common shares and options	-	108,754
Debt extinguishment loss	-	135,000
Bad debt expense	16,843	37,022
Gain from settlements of obligations and sales of equipment	(16,199)	(193,403)
Net cash (used in) operating activities, before changes in current assets and liabilities	(345,499)	(1,941,427)
Changes in current assets and liabilities, net of effect of acquisitions:
Decrease (Increase) in accounts receivable	57,884	(169,479)
(Increase) Decrease in prepaid expenses	(22,208)	79,319
(Increase) in other current assets	(2,290)	(67,517)
(Increase) in inventories	(9,230)	(18,652)
Increase (Decrease) in accounts payable and accrued liabilities	476,777	(133,980)
(Decrease) in deferred revenue	(86,686)	(52,837)
Net cash provided by (used in) operating activities	68,748	(2,304,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,429,656)	(1,260,191)
Payments in connection with the acquisition of Infinite Conferencing, net of cash acquired	-	(14,201,668)
Payments in connection with the acquisition of Auction Video	-	(523,066)
Payment of accounts payable and accrued liabilities assumed at time of Onstream Merger	-	(100,718)
Net cash (used in) investing activities	(1,429,656)	(16,085,643)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)
	Years Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and notes payable, net of expenses	$1,160,980	$2,050,000
Proceeds from convertible debentures, net of expenses	959,339	-
Proceeds from sale of common shares, net of expenses	-	17,087,363
Repayment of loans, notes and leases payable	(645,149)	(409,880)
Net cash provided by financing activities	1,475,170	18,727,483

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,262	337,267

CASH AND CASH EQUIVALENTS, beginning of period	560,230	222,963

CASH AND CASH EQUIVALENTS, end of period	$674,492	$560,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$225,481	$94,568

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligation arising for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$958,399	$-
Issuance of shares for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$-	$4,000,000
Issuance of shares, warrants and options for consultant services	$821,205	$2, 382,481
Issuance of shares and options for employee services	$882,242	$-
Issuance of A-10 preferred shares for dividends	$56,466	$315,814
Issuance of warrants to placement agent for sale of common shares	$-	$518,445
Issuance of common shares and options for interest	$186,512	$5,029,031
Issuance of shares for payment of accounts payable	$-	$127,400
Issuance of shares for acquisition of Auction Video – see note 2 for assets acquired and liabilities assumed	$-	$1,500,000
Conversion of Series A-10 convertible preferred to common shares	$-	$3,933,680
Conversion of 8% Convertible Debentures to common shares	$-	$5,299,153
Conversion of notes payable to common shares	$-	$3,100,000
Purchase of equipment under capital lease	$-	$339,483
Purchase of software and equipment with payment to vendor deferred past established trade terms	$315,000	$187,500
Cumulative effect of change in accounting principle – adoption of FSP EITF 00-19-2, resulting in reversal of previous reclassifications from equity to liability	$-	$2,416,891

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Company’s Digital Media Services Group consists of its Webcasting division, its DMSP (“Digital Media Services Platform”) division, its UGC (“User Generated Content”) division, its Smart Encoding division and its travel division.

The Webcasting division, which operates primarily from facilities in Pompano Beach, Florida, provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting division generates revenue through production and distribution fees.

The DMSP division, which operates primarily from facilities in San Francisco, California, provides an online, subscription based service that includes access to enabling technologies and features for the Company’s clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. The UGC division, which operates primarily from facilities in San Francisco, California and also operates as Auction Video – see note 2, provides a video ingestion and flash encoder that can be used by the Company’s clients on a stand-alone basis or in conjunction with the DMSP.

The Smart Encoding division, which operates primarily from facilities in San Francisco, California, provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient online search, retrieval, and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP.

The Travel division, which operates primarily from facilities in Pompano Beach, Florida, produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. The Company warehouses this travel content on its own online travel portal – www.travelago.com ("Travelago"). The Travel division generates revenue through production and distribution fees.

On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc., a publicly held Delaware corporation (“Narrowstep”) with most of its employees and facilities located in the United Kingdom. As of December 5, 2008, this merger was not consummated. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide and will be part of the Company’s Digital Media Services Group. See Note 9.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s Audio and Web Conferencing Services Group consists of its Infinite Conferencing (“Infinite”) division and its EDNet division.

The Company’s Infinite division, which operates primarily from facilities in the New York City metropolitan area, generates revenues from usage charges and fees for other services provided in connection with “reservationless” and operator-assisted audio and web conferencing services – see note 2.

The EDNet division, which operates primarily from facilities in San Francisco, California, provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The global network, with approximately 500 active clients in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim, enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. EDNet also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate the Company's broadcast and production applications. EDNet generates revenues from network usage, the sale, rental and installation of equipment, and other related fees.

Liquidity

The consolidated financial statements have been presented on the basis that the Company is an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $102.2 million as of September 30, 2008. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2008, ONSM had a net loss of approximately $6.6 million, although cash provided by operations for that period was approximately $69,000. Although the Company had cash of approximately $674,000 at September 30, 2008, working capital was a deficit of approximately $1.4 million at that date.

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

As of December 5, 2008, the Company has estimated that, absent any reduction in its current and planned expenditure levels, it would require an approximately 13.8% increase in its consolidated revenues, as well as approximately $832,000 incremental receivable and equipment financing proceeds (or other financing), in order to adequately fund those expenditures (including debt service and anticipated capital expenditures) through September 30, 2009. The Company has implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. However, in the event the Company is unable to achieve these revenue increases within the required time frames, or is unable to obtain the financing as described above, it has identified decreases in its current level of expenditures that it would implement and that it believes would be sufficient to allow the Company to operate through September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $30,000 and $65,000, at September 30, 2008 and 2007, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances.  The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. Based on that analysis, the Company’s management estimates the amount of provisions made for obsolete or slow moving inventory.

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

Software

Included in property and equipment is computer software developed for internal use, including the Digital Media Services Platform (“DMSP”) – see notes 2 and 3.  Such amounts have been accounted for in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force pronouncement (“EITF”) 00–2 “Accounting for Web Site Development Costs”.  Such costs are amortized on a straight-line basis over three to five years, commencing when the related asset has been substantially placed in service.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

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

The Webcasting division of the Digital Media Services Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet.  Webcasting services are provided to customers using the Company’s proprietary streaming media software, tools and processes. Customer billings are typically based on (i) the volume of data streamed at rates agreed upon in the customer contract or (ii) a set monthly fee. Since the primary deliverable for the webcasting group is a webcast, returns are inapplicable.  If the Company has difficulty in producing the webcast, it may reduce the fee charged to the customer.  Historically these reductions have been immaterial, and are recorded in the month the event occurs.

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

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2007 and 2008 is immaterial in relation to the Company’s recorded liabilities.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Travel division of the Digital Media Services Group recognizes a portion of its contract revenue at the time of completion of video production services with the remaining revenue recognized over the term of the contract. Per hit charges are recognized when users watch a video on the Internet.  Fixed monthly fees are recognized on a monthly basis consistent with the terms of the contract.  Commissions on bookings are recognized when the stays are completed.

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

The DMSP, UGC and Smart Encoding divisions of the Digital Media Services Group recognizes revenues from the acquisition, editing, transcoding, indexing, storage and distribution of its customers’ digital media. Charges to customers by the Smart Encoding and UGC divisions are generally based on the activity or volumes of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed.

The Infinite Conferencing division of the Audio and Web Conferencing Services Group generates revenues from audio conferencing and web conferencing services, plus recording and other ancillary services.  Infinite owns telephone switches used for audio conference calls by its customers, which are generally charged for those calls based on a per-minute usage rate. Infinite provides online webconferencing services to its customers, charging either a per-minute rate or a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services.

The EDNet division of the Audio and Web Conferencing Services Group generates revenues from customer usage of digital telephone connections controlled by EDNet, as well as bridging services and the sale of equipment.  EDNet purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s use of those services.

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
SEPTEMBER 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Deferred revenue represents amounts billed to customers for webcasting, EDNet, smart encoding or DMSP services to be provided in future accounting periods.  As projects or events are completed and/or the services provided, the revenue is recognized. The Company received $135,000 in non-refundable smart encoding fees during the year ended September 30, 2006 that were not included in the revenue reported for that period. Based on applicable accounting literature, including SAB 104, “Revenue Recognition”, the Company recognized this amount as revenue during the year ended September 30, 2007. Deferred revenue included $50,000 at September 30, 2007, which in addition to another $50,000 the Company received in November 2007 were payments received from ASPA-Japan Co., Ltd. (“ASPA”) in connection with an exclusive sales agency agreement which was terminated in January 2008. The Company recognized these payments, net of $18,750 commissions paid to the former Auction Video shareholders, as other income for the year ended September 30, 2008 – see note 5.

Comprehensive Income or Loss

The Company has no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Other General and Administrative Operating Expenses, were approximately $554,000 and $340,000 for the years ended September 30, 2008 and 2007, respectively.

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

The Company has approximately $82.0 million in Federal net operating loss carryforwards as of September 30, 2008, which expire in 2010 through 2028.  The utilization of approximately $16.0 million of the net operating loss carryforward, acquired from the 2001 acquisition of EDNET and the 2002 acquisition of MOD and included in this total, against future taxable income may be limited as a result of ownership changes and other limitations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. The Company had a deferred tax asset of approximately $30.9 million as of September 30, 2008, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses for the years ended September 30, 2008 and 2007, respectively.  The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of loan discount, amortization of customer lists, inventory and receivable reserves, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of its fiscal year beginning October 1, 2007. However, as of the date of such adoption and as of September 30, 2008, the Company has not taken, nor recognized the financial statement impact of, any material tax positions, as defined by FIN 48. The Company’s policy is to recognize as non-operating expense interest or penalties related to income tax matters at the time such payments become probable, although it had not recognized any such material items in its statement of operations for the years ended September 30, 2008 or 2007. The tax years ending September 30, 2005 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

The Company has been assessed state income taxes, plus penalties and interest, for the years ending September 30, 2004 and 2005, in an aggregate amount of approximately $89,000. It has contested these assessments with the state taxing authorities and believes the ultimate resolution will not have a material impact on the Company’s financial position or results of operations - see note 5.

Net Loss Per Share

For the years ended September 30, 2008 and 2007, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 15,155,731 and 14,636,231 at September 30, 2008 and 2007, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share (Continued)

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2008 have been excluded from the calculation of weighted average shares outstanding: (i) 74,841 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could potentially convert into 748,410 shares of ONSM common stock and (ii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 1,250,000 shares of ONSM common stock (excluding interest). The potential dilutive effects of the following convertible securities previously outstanding at September 30, 2007 were excluded from the calculation of weighted average shares outstanding: 69,196 shares of Series A-10 which could have potentially converted into 691,960 shares of ONSM common stock.

Equity Compensation to Employees and Consultants

The Company has a stock based compensation plan for its employees (the “Plan”). In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2008 and 2007 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. The fair value of each Plan option first expensed during the year ended September 30, 2008 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility rates from 77% to 81%, risk-free interest rates of 2.92% to 6.25%, expected dividends of $0 and expected terms of 4 to 6.5 years, the full term of the related options. For Plan options first expensed during the year ended September 30, 2007, the expected volatility rate was 81%, the risk-free interest rate was 6.25%, expected dividends were $0 and the expected term was 5 years.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed as professional fees at the time the services contemplated by the options are provided to the Company. The fair value of each Non-Plan option first expensed during the year ended September 30, 2008 was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility rate of 79%, risk-free interest rate of 6.25%, expected dividends of $0 and expected term of 4 years, the full term of the related options. For Non-Plan options first expensed during the year ended September 30, 2007, the expected volatility rates were from 56% to 112%%, the risk-free interest rate was 6.25%, expected dividends were $0 and the expected terms were 2 to 4 years.

See Note 8 for additional information related to all stock option issuances.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accounts payable and accrued liabilities includes approximately $555,000 and $578,000 as of September 30, 2008 and 2007 respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Employee 401(k) plan

The Company’s 401(k) plan, the Onstream Media Corporation 401(k) Retirement Plan and Trust (the “Plan”), is available to all full-time employees and provides them with tax deferred salary reductions and alternative investment options (directly solely by the employees).  Employees may contribute a portion of their salary, subject to certain limitations, including an annual maximum established by the Internal Revenue Code.  The Company matches employees’ contributions to the Plan, up to the first 8% of eligible compensation, at a 25% rate.  The Company’s matching contribution was approximately $46,000 and $40,000 for the years ended September 30, 2008 and 2007, respectively. The Company expensed approximately $41,000 and $40,000 in those fiscal years, respectively, with the remaining amount of $5,000 in fiscal 2008 satisfied by amounts previously funded by the Company and expensed but forfeited by terminated employees. The Company’s contributions to the Plan vest over five years, based on the employee’s initial date of service and without regard to the date of the contribution. Therefore, the unvested portion of the Company’s previous contributions was not material as of September 30, 2008.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including revenue and cost of revenues classifications, property and equipment classifications and segment revenue and operating income (loss) classifications.

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
SEPTEMBER 30, 2008

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 “Business Combinations” and other U.S. GAAP. FSP No. 142-3 shall be effective for the Company’s fiscal year beginning October 1, 2009 and early adoption is prohibited. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and should be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact FSP No. 142-3 may have on its financial statements.

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

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". Under SFAS 162, the Generally Accepted Accounting Principles (GAAP) hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company believes that the adoption of this standard on its effective date will not have a material effect on its consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization		Net Book Value
Goodwill:
Infinite Conferencing	$12,000,887	$-	$12,000,887	$12,000,887		$-	$12,000,887
Acquired Onstream	8,421,401	-	8,421,401	8,421,401		-	8,421,401
EDNet	1,271,444	-	1,271,444	1,271,444		-	1,271,444
Auction Video	3,216	-	3,216	3,216		-	3,216
Total goodwill	21,696,948	-	21,696,948	21,696,948		-	21,696,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,583,604	(1,275,000)	3,308,604	4,583,604		(375,000)	4,208,604
Auction Video - customer lists, patent pending and consulting/non- competes	1,174,827	(751,845)	422,982	1,150,000		(250,000)	900,000
Total intangible assets	5,758,431	(2,026,845)	3,731,586	5,733,604		(625,000)	5,108,604

Total goodwill and other acquisition-related intangible assets	$27,455,379	$(2,026,845)	$25,428,534	$27,430,552	$	(625,000)	$26,805,552

Infinite Conferencing – April 27, 2007

On April 27, 2007 the Company completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The transaction, by which the Company acquired 100% of the membership interests of Infinite, was structured as a merger by and between Infinite and the Company’s wholly-owned subsidiary, Infinite Conferencing, Inc. (the “Infinite Merger”). The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing business operations, were accounts receivable, equipment, internally developed software, customer lists, trademarks, URLs (internet domain names), favorable supplier terms and employment and non-compete agreements. The operations of Infinite are part of the Audio and Web Conferencing Services Group.

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

The following table sets forth the unaudited pro-forma consolidated results of operations for the year ended September 30, 2007, giving effect to the Infinite Merger as if the acquisition had occurred as of the beginning of the period:

Revenues	$16,121,548
Net loss	$(13,910,074)
Net loss per share	$(0.40)

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
SEPTEMBER 30, 2008

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

On December 5, 2008 the Company entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of the Company’s outstanding assets and liabilities connected with that operation -  see Note 10.

The Company allocated $2,046,996 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes,  with depreciation over a three-year life commencing April 2007 – see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and are reflected in other current and non-current assets as of September 30, 2007 and in other current assets as of September 30, 2008, being amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $46,996.

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

SFAS 142 allows the carryforward of a previous detail valuation, provided certain criteria are met, including no significant changes in assets and liabilities of the reporting unit since the previous valuation, a substantial margin between the previous valuation and the carrying value at the time and a determination that a current year impairment would be remote based on an analysis of past events and changes in circumstances since the previous valuation. The Company determined that these criteria were met as of September 30, 2008 and 2007 and based on this, as well as its internal valuation calculations and review for impairment performed on a basis consistent with the September 30, 2006 detail valuation, determined that an independent valuation of EDNet’s unamortized goodwill was not necessary, and that no impairment existed, as of September 30, 2008 and 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30,	September 30,	Useful Lives
	2008	2007	(Years)
Equipment and software	$10,096,433	$9,466,448	1-5
DMSP	5,256,575	4,784,875	3-5
Travel video library	1,368,112	1,368,112	2
Capitalized internal use software	771,485	558,485	3-5
Furniture, fixtures and leasehold improvements	475,857	475,857	2-7
	17,968,462	16,653,777
Less: Accumulated depreciation and amortization	(13,911,692)	(11,102,751)

Net book value	$4,056,770	$5,551,026

Depreciation and amortization expense for property and equipment was approximately $2,816,000 and $2,285,000 for the years ended September 30, 2008 and 2007, respectively. The travel video library was fully depreciated as of September 30, 2008 and furniture, fixtures and leasehold improvements represented an aggregate of $51,000 remaining net book value as of that date.

The DMSP is comprised of four separate “products”, only two of which were available on an individual basis at the time of the December 2004 Onstream Merger – see Note 2. The four separate products are transcoding, storage, search and retrieval and distribution. A limited version of the DMSP, which included three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) of the DMSP’s carrying cost began and continued until the fourth product was placed in service during October 2006, at which time the Company began to depreciate 100% of the DMSP’s carrying cost.  This initial version of the DMSP offered by the Company for sale to the general public since October 2006 is known as the “Store and Stream” version. In connection with the development of a second version of the DMSP with additional functionality and known as “Streaming Publisher”, the Company has capitalized as part of the DMSP’s carrying cost approximately $146,000 of employee compensation and related costs during the year ended September 30, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

On March 31, 2008 the Company agreed to pay $300,000 for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging services, in addition to and in accordance with a limited term license that it purchased in 2007 for $281,250 - see Note 5 for additional terms of this license. Although the Company continues to use this software to provide its automatic meta-tagging services, the Company recently expanded its use of this software in providing its core DMSP services. Therefore,  the Company recorded a portion of this 2008 purchase, as well as a portion of the remaining unamortized amount of the 2007 purchase, as an aggregate $243,750 increase in the DMSP’s carrying cost as reflected above, which additional cost is being depreciated over a five-year life commencing April 2008.

The net book value of the DMSP was approximately $1.4 million as of September 30, 2008.

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

Capitalized internal use software includes approximately $213,000 of employee compensation and related costs capitalized during the year ended September 30, 2008 and related to the development of iEncode webcasting software.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

During the period from June 3, 2008 through July 8, 2008 the Company received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Lenders”), under a software and equipment financing arrangement. The Company issued Notes to those Lenders, which are collateralized by specifically designated software and equipment owned by the Company with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other Company assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Lenders received 10,000 restricted ONSM common shares for each $100,000 lent to the Company, and will also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at the Company’s option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The first interest payment date was October 31, 2008 – see Note 10 – Subsequent Events.

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
SEPTEMBER 30, 2008

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Convertible Debentures (Continued)

Fees were paid to placement agents and finders for their services in connection with the Notes in aggregate of 101,250 restricted ONSM common shares and $31,500 paid in cash. The 101,250 shares plus the 100,000 shares issued to the investors discussed above had a fair market value of approximately $186,513. The value of these 201,250 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Notes, were reflected as a $227,173 discount against the Notes and are being amortized as interest expense over the three year term of the Notes. The effective interest rate of the Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment is made in common shares instead of cash.

Although the minimum conversion price was established in the Notes at $0.80 per ONSM share, the quoted market price was approximately $0.93 per ONSM share at the time the material portion of the proceeds ($950,000 out of $1 million total) were received by the Company (including releases of funds previously placed in escrow) and the related Notes were issued (June 3-5, 2008). However, the quoted market price per ONSM share was $0.81 on April 30, 2008, $0.84 on May 20, 2008 and back to $0.80 by June 27, 2008, less than one month after the issuance of the related Notes. Therefore, the Company has determined that the $0.80 per share conversion price in the Notes was materially equivalent to fair value at the date of issuance, which was the intent of all parties when the deal was originally discussed between them in late April and early May 2008. Accordingly, the Company determined that there was not a beneficial conversion feature included in the Notes and did not record additional discount in that respect.

Notes Payable

Notes payable consist of the following as of September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Note payable to a financial institution, collateralized by accounts receivable, interest at prime plus 8% (prime plus 11% from December 2008), payable monthly. Revolving line of credit expiring December 2009.	$1,200,000	$-
Notes payable to former Infinite shareholders, collateralized by subordinated liens on all assets other than accounts receivable, principal payable in monthly installments through July 2009, interest at 12% per annum payable at maturity	458,399	-
Capitalized software and equipment leases	248,809	393,958
Total notes payable	1,907,208	393,958
Less: discount on notes payable	(23,793)	-
Notes payable, net of discount	1,883,415	393,958
Less: current portion, net of discount	(1,774,264)	(138,629)
Long term notes payable, net of current portion	$109,151	$255,329

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

In December 2007, the Company entered into a line of credit arrangement with a financial institution under which it could borrow up to an aggregate of $1.0 million for working capital, collateralized by its accounts receivable. In August 2008 the maximum allowable borrowing amount was increased to $1.6 million and the Company has received $1.2 million funding under this arrangement as of September 30, 2008 and $1.55 million funding under this arrangement as of December 5, 2008. The outstanding balance bears interest at prime plus 8% per annum (prime plus 11% from December 2, 2008), payable monthly in arrears. The Company paid initial origination and commitment fees aggregating $20,015 and a commitment fee of $10,000 will be due for the second and any subsequent year. In August 2008, the Company paid an additional commitment fee of $6,000 related to the increase in the lending limit and a commitment fee of $6,000 will be due one year thereafter. The outstanding principal may be repaid at any time, but no later than two (2) years after the date of the agreement, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice. The loan is also subject to the Company maintaining an adequate level of receivables, based on certain formulas, as well as its compliance with debt service coverage and minimum tangible net worth covenants. The Company received waivers from the lender with respect to lack of compliance with the tangible net worth covenant as of March 31, 2008, with respect to the tangible net worth and debt service to cash flow covenants as of June 30, 2008 and for the quarter then ended, and with respect to the tangible net worth and debt service to cash flow covenants as of September 30, 2008 and for the quarter then ended. Mr. Leon Nowalsky, a member of the Company’s Board of Directors, is also a founder and board member of the lender.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

On March 12, 2008, the Company executed promissory notes (the “Infinite Notes”) payable to the Infinite Shareholders for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid monthly from April through November 2008. Additional payments of (iii) $50,000 (fifty thousand dollars) will be due on the 10th of the following seven months and (iv) the final payment of $8,399 plus accrued interest will be due on July 10, 2009. The Infinite Notes are collateralized by all of the Company’s assets other than accounts receivable and are subordinated to the first $4.0 million of Company debt outstanding from time to time. The Company also agreed to pay in aggregate up to $7,500 of the Infinite Shareholders' legal expenses incurred in connection with negotiating this matter, which the Company, along with its own legal expenses in the matter, recorded as a note discount to be amortized as interest expense over the remaining term of the Infinite Notes.  The Infinite Notes may be prepaid without penalty and all principal and interest thereunder, as well as the legal expenses, is payable in cash.  The Infinite Notes provide that if any of certain identified events of default occur, which includes a scheduled payment not made and remaining unpaid after five days notice from the Infinite Shareholders, then or at any time during the continuance of the event of default, the Infinite Shareholders, at their option, may accelerate the maturity of the Infinite Notes and require all accrued interest and other amounts to become immediately due and payable.

The terms of the Series A-10 shares provide that the Company may not incur additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares – see Note 6. In December 2007, the Company obtained consent from the single majority holder of the Series A-10 for a working capital line of up to $1.5 million and equipment financing of up to $1.5 million. Although the working capital line currently has a $1.6 million limit, the equipment financing (which took the form of convertible debentures) is only $1.0 million. In March 2008, the consent was updated to cover the Infinite Notes, as discussed above.

As part of the Onstream Merger, the Company assumed a capital lease for software, which had an outstanding principal balance of $26,121 as of September 30, 2008. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. Accounts payable at September 30, 2008 includes $79,692 of past due payments related to this lease. See Note 2.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $222,688 as of September 30, 2008. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

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

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Narrowstep acquisition – On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, which merger has not been consummated as of December 5, 2008. The Company may recognize certain expenses or incur certain liabilities in the event this merger is not consummated, including (i) the write-off of $418,058 of acquisition-related costs included in other non-current assets on its balance sheet as of September 30, 2008 and (ii) satisfaction of certain compensation agreements entered into by the Company in contemplation of this merger. See Note 9.

NASDAQ letters regarding share price and annual meeting listing requirements – The Company received a letter from NASDAQ dated January 4, 2008 indicating that it had 180 calendar days, or until July 2, 2008, to regain compliance with Marketplace Rule 4310(c)(4) (the “Rule”), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The NASDAQ letter indicated that the Company’s non-compliance with the Rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days.  On July 3, 2008, the Company received a letter from NASDAQ stating that the Company was not considered compliant with the Rule as of that date, but because the Company met all other initial listing criteria for the NASDAQ Capital Market, it was granted an additional 180 calendar days, or until December 30, 2008, to regain compliance with the Rule. On October 22, 2008, the Company received a letter from NASDAQ stating that NASDAQ had recently suspended enforcement of the bid price listing requirement through January 19, 2009, which on December 19, 2008 was extended to April 20, 2009.  As a result, all companies presently in a bid price compliance period will remain at the same stage of the process they were when the NASDAQ announced the suspension and will not be subject to delisting for that concern, and accordingly the Company will have until at least July 6, 2009 to regain compliance with this requirement. The Company might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the July 6, 2009 deadline.  The closing ONSM share price was $0.30 per share on December 5, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

On October 1, 2008 the Company received a letter from NASDAQ stating that its common stock is subject to delisting since it failed to hold the required annual shareholder meeting by September 30, 2008, the end of the Company’s fiscal year. Company representatives attended a hearing with the NASDAQ Listing Qualifications Panel on November 20, 2008, at which time they appealed the deficiency and sought an extension of the annual meeting date requirement. On December 22, 2008 the Company received a letter from NASDAQ stating that the NASDAQ Listing Qualifications Panel had granted the Company’s request that its securities continue to be listed on NASDAQ, provided that it hold its annual shareholder meeting on or before February 28, 2009.  Notwithstanding the Panel’s decision to continue the Company’s common stock’s listing on the NASDAQ Capital Market, the Panel issued the Company a public reprimand for its failure to hold an annual meeting for the prior fiscal year in a timely manner. The Company’s management believes that this listing requirement would be met by the shareholder meeting contemplated in the joint proxy statement/S-4 prospectus now filed with the SEC but not yet declared effective.

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

Registration payment arrangements – The Company included the 8% Subordinated Convertible Debentures and related $1.50 warrants on a registration statement which was declared effective by the Securities and Exchange Commission (“SEC”) on July 26, 2006. The Company is only required to expend commercially reasonable efforts to keep the registration statement continuously effective. However, in the event the registration statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company’s common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). Due to the fact that that there is no established mechanism for reporting to the Company changes in the ownership of these shares after  they are originally issued, the Company is unable to quantify how many of these shares are still held by the original recipient and thus subject to the above provisions. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007.

The Company included the common shares underlying the 8% Senior Convertible Debentures, including the Additional 8% Convertible Debentures (AIR), and the related $1.65 warrants, on a registration statement declared effective by the SEC on June 29, 2005. These debentures provide cash penalties of 1% of the original purchase price for each month that (a) the Company’s common shares are not listed on the NASDAQ Capital Market for a period of 3 trading days (which need not be consecutive) or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under Rule 144(k).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

The $1.65 warrants provide that if the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under these transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007, although 1,128,530 of the warrants are still outstanding as of September 30, 2008 – see Note 8.

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

Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard  (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company has concluded that (i) the terms discussed in the three preceding paragraphs above are registration payment arrangements as defined in the applicable accounting pronouncements, (ii) based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of September 30, 2008, that material payments under these registration payment arrangements are not probable, and (iii) therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of December 5, 2008, and the Company had also failed to hold the required annual shareholder meeting as of that date, which conditions could eventually affect its NASDAQ listing status, as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights - The Company has granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 were included in a registration statement declared effective by the SEC on June 15, 2007 and as of December 5, 2008 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

The Company has granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of December 5, 2008 the Company has not received any demand for the registration of the balance.  As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, the unregistered shares were originally issued in November and December 2006 and may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14. See Note 6 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

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

Consultant contract - The Company has entered into an agreement requiring the future issuance of approximately 150,000 unregistered shares for financial consulting and advisory services. The services are being provided over a 15 month period, and will result in a professional fees expense of approximately $45,000 over that service period, based on the current market value of an ONSM common share. None of these shares will be issued to Company directors or officers.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company has determined that the performance objectives were met for the quarter ended December 31, 2007 but that they were not met for the remaining three quarters of fiscal 2008 nor were they met for the year ended September 30, 2008. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during fiscal 2008 and as a result the Company recognized compensation expense of approximately $80,000 for the year ended September 30, 2008, related to the vested quarterly portion of these options.

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

As part of the above employment agreements, and in consideration for the provision in the new employment agreements that change of control benefits would not be paid related to any merger and any related financing occurring within eighteen months of entering into the new agreements, the Company’s Compensation Committee and Board of Directors agreed that the Company would grant each of the Executives fully vested four-year options for shares equivalent to one percent (1%) of the total number of shares issued in connection with any such merger and/or any related financing including any contingent shares, once earned. If the Company enters into a definitive merger agreement during that eighteen month period, the number of options will be determined and granted at the time of closing that merger and will have an exercise price equal to the fair value at the date of grant, but no less than $1.00. The Company agreed to register these and all other shares or options held by the Executives with or simultaneously to any shares registered in connection with such a merger and/or any related financing. See Note 9 for a discussion of the proposed Narrowstep Merger, which would result in the issuance of options to the Executives in accordance with the above provision.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

Lease Commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $52,800. The leases, with expiration dates ranging from 2009 to 2010, provide for renewal options and annual increases.  Future minimum lease payments required under these non-cancelable leases as of September 30, 2008, excluding the capital lease obligations discussed in Note 4, total approximately $823,000.

The Company’s three-year operating lease for its principal executive offices in Pompano Beach, Florida expires September 15, 2010. The monthly base rental is currently approximately $21,400 (including the Company's share of property taxes and common area expenses) with annual five percent (5%) increases. The lease provides for one two-year renewal option with 5% annual increases.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s five-year operating lease for office space in San Francisco expires April 30, 2009.  The lease provides for one five-year renewal option at 95% of fair market value.   The monthly base rental (including month-to-month parking) is approximately $18,000 with annual increases up to five percent (5%).

The Company’s annual operating lease for office space in New York City expires December 31, 2009.   The monthly base rental is approximately $6,600.

The lease for the Company’s Infinite Conferencing location in New Jersey expires July 31, 2009. The monthly base rental is approximately $6,800.

Future minimum lease payments required under the non-cancelable leases, plus the capital leases included in Notes Payable and more fully discussed in Note 4, are as follows:

	Operating	Capital	All
Year Ending September 30:	Leases	Leases	Leases
2009	$533,300	$148,989	$682,289
2010	289,998	111,888	401,886
Total minimum lease payments	$823,298	$260,877	$1,084,175
Less: amount representing interest		12,068
Present value of net minimum lease payments		$248,809
Less: current portion		144,134
Long-term portion		$104,675

Total rental expense for all operating leases was approximately $776,000 and $636,000 for the years ended September 30, 2008 and 2007, respectively.

Software purchase and royalty commitment – On March 31, 2008 the Company agreed to pay $300,000 (plus a $37,500 annual support fee) for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging and other DMSP services. The initial $56,250 payment due under this perpetual license agreement was paid in July 2008 and the remaining obligation of $281,250, included in accounts payable at September 30, 2008, is due on or before December 31, 2008. In connection with this license, the Company also agreed to pay a 1% royalty on revenues arising from the use, licensing or offering of the functionality of this software to its customers, to the extent such revenue exceeds certain levels, subject to a minimum amount per transaction and only to the extent the calculated royalty exceeds the perpetual license payment.

Exclusive sales territories – During 2007, the Company received $100,000 from ASPA-Japan Co., Ltd. (“ASPA”), as partial payment of the amount due in connection with an exclusive sales agency agreement. As part of the January 2008 termination of this agreement, which allowed the Company to retain the $100,000 which it recognized as other income (net of commissions) upon such termination, the Company agreed to reinstate the exclusive five year agreement, provided ASPA pays the remaining $900,000 due within one year of termination and the territories (certain Middle Eastern countries) are still available at the time of such payment. The Company is continuing to pursue several direct sales opportunities in certain Middle Eastern countries.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

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

Legal Proceedings – The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of these outstanding claims will not have a material adverse effect on the Company’s financial position or results of operations.

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

During March and April 2007, the Company sold an aggregate of 4,888,889 restricted common shares at $2.25 per share for total gross proceeds of approximately $11.0 million. This private equity financing was arranged by the Company to partially fund the Infinite Merger – see Note 2. The Company paid $770,000 as the cash portion of the finders and/or placement fees, equal to 7% of the gross proceeds related to the above sale, which was reflected as a reduction of paid-in capital. After deducting these fees, as well as legal fees and other issuance costs, the net proceeds to the Company were $10,207,026. As additional placement fees related to this sale, the Company issued 342,222 five-year warrants exercisable at $2.70 per share, which it valued at $518,445 using Black-Scholes methodology – see Note 8. These shares and warrants were included in a registration statement declared effective by the SEC on June 15, 2007. The Company is subject to penalties if the effectiveness of this registration statement is not maintained for a certain time period – See Note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (Continued)

During April 2007, the Company issued 1,376,622 restricted common shares to certain of the Infinite sellers - see Note 2.

During March 2007, the Company issued 467,290 restricted common shares as in exchange for 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. – see Note 2. There were no registration rights associated with this transaction and as of December 5, 2008 the related shares have not been included in a registration statement.

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

59,615 unregistered shares of common stock to SAIC as payment for services previously capitalized by the Company at $62,000 during the year ended September 30, 2006.

60,000 unregistered shares of common stock as payment for equipment purchased and capitalized for approximately $65,000 by the Company during the year ended September 30, 2007.

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

During the year ended September 30, 2008, the Company issued 543,670 unregistered shares valued at approximately $611,000 (including the 240,000 shares issued in connection with a three-year consulting contract entered into in November 2006 and discussed below) and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 36 months. Except for 25,000 shares issued to Mr. Charles Johnston, director, as compensation for services to be rendered by him for fiscal year 2008 in connection with his appointment as audit committee chairman, none of the other shares were issued to Company directors or officers.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (Continued)

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

During the year ended September 30, 2008, the Company issued options to purchase its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $210,000. Except for options to purchase 50,000 shares issued to Mr. Leon Nowalsky, director, as compensation for services to be rendered by him in connection with his appointment to the board, none of the other options were issued to Company directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $1,079,000 and $2,323,000 for the years ended September 30, 2008 and 2007, respectively. As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $251,000 in deferred equity compensation expense at September 30, 2008, to be amortized over the remaining periods of service of up to 25 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the year ended September 30, 2008, the Company recognized compensation expense (and a corresponding increase in additional paid in capital) of approximately $882,000 in connection with options issued to its employees to purchase its common shares. See Note 5 (employment contracts and severance) and Note 8.

During the year ended September 30, 2008, the Company issued 201,250 shares in connection with the Notes – 101,250 shares issued as fees to placement agents and finders and 100,000 shares issued to the investors. See Note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock

Series A-10 Convertible Preferred Stock

As of September 30, 2008 and 2007, the only preferred stock outstanding is Series A-10 Convertible Preferred Stock (“Series A-10”).  The Series A-10 has a coupon of 8% per annum, payable annually in cash (or semi-annually at the Company’s option in cash or in additional shares of Series A-10), has a stated value of $10.00 per preferred share and has a conversion rate of $1.00 per common share. Series A-10 dividends are cumulative and must be fully paid by the Company prior to the payment of any dividend on its common shares. The Series A-10 is not redeemable by the Company and any shares of Series A-10 that are still outstanding as of December 31, 2008 will automatically convert into common shares. Series A-10 is senior to all other preferred share classes that may be issued by the Company and the Company may not incur any additional indebtedness greater than $1.5 million in aggregate, and excluding trade and purchase money payables, without the consent of the holders of at least 50% of the outstanding Series A-10 shares – see Note 4. The Series A-10 holders have the right to designate one member of the Company’s board of directors. Except as explicitly required by applicable law, the holders of Series A-10 shall not be entitled to vote on any matters as to which holders of the Company’s common shares are entitled to vote. In February 2005, the board of directors and the holders of a majority of the issued and outstanding shares of Series A-10 voted to approve an increase in the authorized number of Series A-10 from 500,000 shares to 700,000 shares to provide for the possible issuance of shares of Series A-10 as dividends on Series A-10 presently outstanding.

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

The Company’s Board declared a dividend payable on November 15, 2007 to Series A-10 shareholders of record as of November 10, 2007 of 2,767 Series A-10 preferred shares, in lieu of a $27,679 cash payment. The Company’s Board declared a dividend payable on May 15, 2008 to Series A-10 shareholders of record as of May 10, 2008 of 2,878 Series A-10 preferred shares, in lieu of a $28,786 cash payment. Including these two dividends, the Company has issued 88,549 Series A-10 preferred shares, in lieu of $885,515 in cash payments due for regular interest and dividends, from the Company’s initial issuance of Series A-10 shares through September 30, 2008. See Note 10 with respect to dividends paid after September 30, 2008.

As of September 30, 2008, the Company had issued 4,742,110 ONSM common shares as a result of several investors converting a total of 474,211 shares of Series A-10 preferred shares, which included 5,853 Series A-10 shares issued for accrued dividends through the respective conversion dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (Continued)

The above transactions are summarized as follows through September 30, 2008:

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

909,083 of these warrants remain outstanding as of September 30, 2008 – see Note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7:  SEGMENT INFORMATION

The Company's operations are currently comprised of two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the DMSP, UGC and Smart Encoding divisions of the Digital Media Services Group as well as the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City, New York area. The primary operating activities of the Webcasting and Travel divisions of the Digital Media Services Group, as well as the Company’s headquarters, are in Pompano Beach, Florida. All material Company sales, as well as the location of the Company’s property and equipment, are within the United States.

The above structure reflects changes made by the Company during the fiscal year ending September 30, 2008, as follows: the Webcasting and Travel divisions were included in the already existing Digital Media Services Group, the Infinite division and the EDNet division were combined in a newly created Audio and Web Conferencing Group and the previously existing Web Communications Services Group, which contained the Webcasting, Infinite and Travel divisions, was discontinued. Detailed below are the results of operations by segment for the years ended September 30, 2008 and 2007, and total assets by segment as of September 30, 2008 and 2007. All numbers reflect the current corporate structure outlined above.

	For the years ended September 30,
	2008	2007
Revenue:
Digital Media Services Group	$7,851,243	$6,621,338
Audio and Web Conferencing Services Group	9,735,980	5,493,707
Total consolidated revenue	$17,587,223	$12,115,045

Segment operating income (loss):
Digital Media Services Group	(82,455)	(372,090)
Audio and Web Conferencing Services Group	3,675,654	2,052,506
Total segment operating income	3,593,199	1,680,416

Depreciation and amortization	(4,215,669)	(3,099,940)
Corporate and unallocated shared expenses	(5,780,453)	(6,092,333)
Other (expense), net	(158,535)	(7,246,196)
Net loss	$(6,561,458)	$(14,758,053)

	September 30, 2008	September 30, 2007
Assets:
Digital Media Services Group	$13,215,981	$14,835,414
Audio and Web Conferencing Services Group	18,986,117	20,314,254
Corporate and unallocated	1,642,450	1,333,988
Total assets	$33,844,548	$36,483,656

Depreciation and amortization are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2008, the Company had issued and outstanding options and warrants to purchase up to 15,155,731 ONSM common shares, including 8,103,000 Plan Options; 2,420,284 Non-Plan Options to employees and directors; 1,848,962 Non-Plan Options to financial consultants; and 2,783,485 warrants issued in connection with various financings and other transactions.

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

As of September 30, 2008 there are 8,103,000 outstanding options granted to management, employees and directors under the 1996 Plan and the 2007 Plan, which all have exercise prices equal to or greater than the fair market value at the date of grant. The initial terms of these options were generally four to five years and they were fully vested as of September 30, 2008, except 2,648,750 of these options issued in fiscal 2007 and 910,000 of these options issued in fiscal 2008 and detailed later in this note.

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
SEPTEMBER 30, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

During the year ended September 30, 2007, the Company issued 3,360,000 Plan options- (i) 35,000 two-year options exercisable at $2.98 per share in connection with the Auction Video acquisition – see note 2, (ii) 200,000 five-year Plan options exercisable at $2.50 per share in connection with the Infinite Merger, of which 50,000 have been forfeited due to termination of employment - see note 2, (iii) 25,000 four-year Plan Options exercisable at $2.28 per share to a non-executive employee and (iv) 3,100,000 four-year (from vesting) 2007 Plan options exercisable at $1.73 per share in connection with executive employment contracts - see note 4. None of these options, except 17,500 of those exercisable at $2.98, 50,000 of those exercisable at $2.50, the 25,000 exercisable at $2.28 and 568,750 of the service and performance options issued in connection with executive employment contracts, were vested as of September 30, 2008.

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

The Company recorded total compensation expense of approximately $962,000 and $106,000 for the years ended September 30, 2008 and 2007, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of September 30, 2008 (and granted on or after the Company’s October 1, 2006 adoption of SFAS 123R) represents approximately $3,672,000 of potential future compensation expense. This $3,672,000 includes approximately $559,000 related to unvested performance options granted to certain Company executives for which the performance objectives were not met within the required time periods, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

Detail of Plan Option activity for the year ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	7,471,332	$1.43
Granted during the period	960,000	$1.00
Expired or forfeited during the period	(328,332)	$3.37
Balance, end of the period	8,103,000	$1.31

Exercisable at end of the period	4,544,250	$1.11

The Company’s outstanding exercisable Plan Options at September 30, 2008 have a remaining life of approximately 2.0 years and exercise prices ranging from $0.71 to $2.98 per share.

As of September 30, 2008, the Company had 2,420,284 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 immediately exercisable options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger and of which 11,106 have expired as of September 30, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2008, the Company had 1,848,962 outstanding and fully vested Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Year ended September 30, 2008	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January – December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

October 2005 – August 2006	295,000	$1.00	Oct 2009 – Aug 2010
March – September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July – September 2005	225,000	$1.10	July – Sept 2009
January – March 2005	215,000	$1.65	Jan – Feb 2009
January 2005	30,000	$2.50	January 2009
January 2005	50,000	$3.50	January 2009
December 2004	37,028	$3.376	Mar 2008 – Dec 2009
Year ended September 30, 2005	557,028

May 2004	35,000	$2.25	May 2009
Year ended September 30, 2004	35,000

Total Non Plan consultant options as of September 30, 2008	1,848,962

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2008, the Company had outstanding vested warrants, primarily issued in connection with various financings, to purchase an aggregate of 2,783,485 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees – common share offering – March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures – December 2004	737,114	$1.65	December 2009
Series A-10 Preferred – December 2004	909,083	$1.50	December 2009

Total warrants as of September 30, 2008	2,783,485

In March and April 2006, in connection with the sale of the 8% Subordinated Convertible Debentures, the Company issued five year common stock purchase warrants to purchase an aggregate of 987,500 shares of ONSM common stock, which included selling agent fees, exercisable starting six months after issuance. These warrants have an exercise price of $1.50 per share, subject to adjustment in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. These warrants, of which 403,650 remain outstanding as of September 30, 2008, include a cashless exercise feature, which provides that, starting one year after issuance, in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of the warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock.

In December 2004, in connection with the sale of the 8% Convertible Debentures, the Company issued five-year warrants to purchase 1,957,500 common shares of ONSM, which included selling agent fees,  exercisable for $1.65 per share. 737,114 of these warrants remain outstanding as of September 30, 2008. In February and April 2005, in connection with the sale of the Additional 8% Convertible Debentures the Company issued five-year warrants to purchase 978,750 common shares of ONSM, which included selling agent fees, exercisable for $1.65 per share. 391,416 of these warrants remain outstanding as of September 30, 2008. The number of shares of ONSM common stock that can be issued upon the exercise of the $1.65 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 9.999% of the Company’s issued and outstanding common stock.

See Note 6 related to the warrants issued with the Series A-10 Preferred. See Note 5 related to certain registration payment arrangements and related provisions contained in the above $1.50 and $1.65 warrants.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9: NARROWSTEP ACQUISITION

On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), a Delaware corporation with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. The initial Narrowstep Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008)  and on September 23, 2008, the Company filed a combination Proxy/Form S-4 for the transaction with the SEC. As a result of the SEC’s comments, the Company filed an amended Proxy/Form S-4 on November 6, 2008. The SEC has provided the Company with comments on this amended Proxy/Form S-4, which Company management believes will not require a long period of time to address. However, the Company is unable to file further amendments to the Proxy/Form S-4 until after the fiscal 2008 audit is completed and the related Form 10-KSB is filed with the SEC.

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

The aggregate number of shares of Onstream Common Stock issuable in the Acquisition in exchange for the Shares to be Converted. will be the greater of (i) the sum of (A) two (2) times Annualized Narrowstep Revenue (as defined in the Merger Agreement) and (B) one (1) times the amount of Narrowstep’s cash and cash equivalents immediately prior to the Effective Time, including any proceeds in escrow from Series A Preferred Stock as discussed below, and the sum of these items not exceeding $600,000 and (ii) 8,100,000.  The exchange ratio will be the amount determined as described in the prior sentence divided by the Shares to be Converted plus the number of Narrowstep shares held by stockholders who have perfected their appraisal rights ( the “Exchange Ratio”).

The final Exchange Ratio will be determined based on Narrowstep’s consolidated revenues for the quarter ended May 31, 2008 (after adjustments as defined in the Merger Agreement) and may not be known prior to the Effective Time.  Accordingly, the Merger Agreement provides that the Shares to be Converted will receive an aggregate of 8,100,000 shares of Onstream Common Stock (the “Minimum Exchange Ratio”) upon consummation of the Merger.  In the event that the final Exchange Ratio exceeds the Minimum Exchange Ratio, former holders of Shares to be Converted will receive additional shares of Onstream Common Stock within 30 days after the final determination of the Exchange Ratio.  No assurance can be given that the Exchange Ratio will exceed the Minimum Exchange Ratio.

In the Acquisition, outstanding shares of Narrowstep’s Series A Preferred Stock, par value $0.000001 per share (the “Series A Preferred Stock”), will be converted into an aggregate of 2,000,000 shares of Onstream Common Stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

In connection with the Acquisition, the Surviving Corporation will assume Narrowstep’s obligations under its outstanding Warrants for the purchase of up to 39,449,939 shares of Narrowstep Common Stock, which includes the 2007 Warrants discussed below.  From and after the Acquisition, except as summarized below, holders of warrants will have the right to exercise their warrants for a number of shares of Onstream Common Stock and at exercise prices appropriately adjusted to give effect to the greater of the Exchange Ratio or the Minimum Exchange Ratio.  Holders of warrants issued by Narrowstep in August 2007 to acquire an aggregate of 22,726,400 shares of Narrowstep Common Stock (the “2007 Warrants”) will have the right to exercise their 2007 Warrants for cash only for an aggregate of 1,000,000 shares of Onstream Common Stock at an exercise price of $3.50 per share.  In the event that any of the warrants are exercised prior to the Final Exercise Date (as defined in the CVR Agreement referenced below), an exercising holder will also be entitled to receive Contingent Value Rights in an amount equal to the number of Contingent Value Rights such holder would have received had its warrants been exercised immediately prior to the Effective Time.  In connection with the Merger Agreement, holders of a majority of the 2007 Warrants have entered into an Amendment and Waiver Agreement with Narrowstep (the “Amendment and Waiver Agreement”) pursuant to which such holders, on behalf of themselves and all other holders of the 2007 Warrants, agreed to amend the terms of the 2007 Warrants as provided above and to waive certain antidilution and other rights.

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

The Contingent Value Rights will be issued pursuant to the terms of a Contingent Value Rights Agreement to be entered into among Onstream, the CVR Representative and the Rights Agent, in the form attached to the Merger Agreement (the “CVR Agreement”).  Pursuant to the terms and subject to the conditions set forth in the CVR Agreement, the Contingent Value Rights will be converted into shares of Onstream Common Stock in the event that the Narrowstep business reaches certain revenue targets for the 18 month period starting 6 months after the Acquisition; provided, however, that the maximum number of shares of Onstream Common Stock issuable in the Acquisition, including those pursuant to the Contingent Value Rights and the conversion of the Series A Preferred Stock, will not exceed 20,000,000.  The number of shares of Onstream Common Stock issuable upon the conversion of each Contingent Value Right will depend on a number of factors, including the Narrowstep business meeting the revenue targets set forth in the CVR Agreement and the number of warrants, if any, exercised prior to the final determination of the consideration, if any, to be paid pursuant to the CVR Agreement.  The conversion of Contingent Value Rights into Onstream Common Stock will occur in two stages, shortly following the final determination of whether the initial 12-month and subsequent 6-month revenue targets within the 18-month revenue measurement period have been met. The Contingent Value Rights will not be transferable by the holders thereof except by operation of law in limited circumstances.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

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

The Acquisition is subject to customary closing conditions, including obtaining the approval of Narrowstep’s and Onstream’s stockholders.  Each of Narrowstep and Onstream has agreed, unless the Merger Agreement is terminated earlier, to cause a stockholders meeting to be held, for the purpose of considering approval of the Merger and the Merger Agreement, with respect to Narrowstep’s stockholders and, among other things, for the purpose of considering approval of the issuance of Onstream’s common stock as provided in the Merger Agreement, with respect to Onstream’s stockholders. The Merger Agreement may be terminated under certain specified events, including by either Onstream or Narrowstep if the Effective Time has not occurred on or prior to November 30, 2008. Onstream and Narrowstep are currently negotiating to extend this termination date, which negotiations may result in changes to other terms of the transaction. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Narrowstep may be required to pay a termination fee of $377,000 to Onstream.  Both Narrowstep and Onstream have entered into voting agreements (“Voting Agreements”) pursuant to which several significant stockholders have agreed to vote their shares in favor of the adoption of the Merger Agreement.  Pursuant to the Voting Agreements, the holders of approximately 35% of the Narrowstep Common Stock presently outstanding and approximately 42% of the Onstream Common Stock presently outstanding have agreed to vote their shares in favor of the adoption of the Merger Agreement.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

The following table sets forth the components of the estimated purchase price of $5.1 million:

Number of ONSM common shares issued to sellers	10,100,000
Number of ONSM common shares issued as finders fee	200,000
Number of ONSM common shares issued	10,300,000
ONSM per common share closing price on September 15, 2008	$0.42
Value of ONSM common shares issued	$4,326,000
Warrants assumed – Black Scholes valuation	100,000
Estimated cash transaction costs	700,000
Total purchase price	$5,126,000

The 10.1 million ONSM common shares indicated above as issued to the sellers represents the minimum number issuable on the Effective Date. Although the Merger Agreement provides that the number of ONSM common shares issued to the sellers on or shortly after the Effective Date might be greater than 10.1 million depending on, among other things, Narrowstep’s consolidated revenues for the quarter ended May 31, 2008 (after adjustments as defined in the Merger Agreement), the Company’s preliminary calculations indicate that these provisions will not result in an issuance on or shortly after the Effective Date in excess of the minimum number indicated above. In the event the Company is required to issue shares above the minimum, it will be recorded as additional purchase price included in goodwill and subject to periodic evaluation for impairment.

EITF No. 99-12 indicates that securities given in a business combination should be measured during a period only up to "a few days before and after” the measurement date, which in this case September 15, 2008, the day before the September 15, 2008 signing of the second amendment to the definitive merger agreement was publicly announced on September 16, 2008. The ONSM market price was $0.49 per share on September 10, 2008, $0.42 per share on September 15, 2008 and $0.37 per share on September 18, 2008. The Company believes that the prices three business days before and three business days after were not materially different from the price as of the date the second amendment to the definitive merger agreement was publicly announced and so the value at that date is acceptable for valuing the ONSM common shares issued in connection with the Acquisition.

EITF No. 99-12 indicates that if the purchase price (i.e., number of shares or other consideration) is substantively changed after the initial acquisition agreement is announced, that the measurement date would be changed to be the date that the new terms were announced. On September 16, 2008, the Company publicly announced the September 15, 2008 amendment of the Merger Agreement and related documents, which amendment resulted in a 1.0 million share decrease in the minimum number of ONSM shares to be issued to the holders of Narrowstep common shares and no change in the number of ONSM shares to be issued to the holders of Narrowstep preferred shares. The terms of this second amendment resulted in an approximately 9% decrease in the total minimum number of ONSM shares to be issued in the transaction, from 11.1 million to 10.1 million, which the Company determined to be a substantive change. Therefore, based on the guidance provided in EITF 99-12, a change in the measurement date, to the date the second amendment was announced, was indicated.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

The above purchase price will be allocated by the Company to assets acquired and liabilities assumed, based upon its determination of the fair value of those assets and liabilities on the Effective Date. Based on information currently available to it, the Company expects the fair value of the assets acquired, net of assumed liabilities, will be approximately $2.9 million (including intangible assets such as customer lists, tradenames, URLs (internet domain names) and employment agreements) and goodwill will be approximately $2.2 million. These estimates of fair value may change based upon completion of the Company’s final valuation. In accordance with applicable accounting pronouncements, goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, are amortized to expense over their estimated useful lives, although the unamortized balances are still subject to review and adjustment for impairment. In the event the Company is required to issue shares or pay cash under the CVR Agreement, it will be recorded as additional purchase price included in goodwill and subject to periodic evaluation for impairment as well.

The shares of Narrowstep Common Stock being exchanged for a portion of the 10.1 million ONSM common shares to be issued in the Merger include restricted shares subject to vesting conditions established at the time those restricted shares were issued.  Most of those restricted shares will vest as a result of termination of the holder’s employment arising from a change in control, the definition of which is satisfied by the Merger. The remaining restricted shares will convert on the Effective Date to restricted ONSM common shares, which will vest under the original conditions, primarily the holder’s continued service as an employee for a certain period after the Effective Date. Since these restricted ONSM common shares are considered immaterial to the transaction as a whole, they are included as part of the Narrowstep purchase price.

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
SEPTEMBER 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

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

The Board of Directors of Narrowstep selected W. Austin Lewis IV to act as the Stockholder Representative under the merger agreement and as the Contingent Value Rights Representative under the contingent value rights agreement.  Pursuant to the terms of the merger agreement and the contingent value rights agreement, Mr. Lewis is required to perform certain duties on behalf of the former stockholders of Narrowstep, including confirming or disputing the Company’s calculation of the exchange ratio under the merger agreement and the amount of consideration, if any, payable under the contingent value rights agreement.  Mr. Lewis is the principal owner of Lewis Asset Management Corp., Lewis Opportunity Fund and LAM Opportunity Fund, and as such the beneficial owner of approximately 3,414,893 shares of the Company’s common stock.  In addition, pursuant to the merger agreement, Lewis Asset Management Corp., Lewis Opportunity Fund and/or LAM Opportunity Fund will receive in aggregate approximately 1,767,387 additional shares of the Company’s common stock and 11,506,667 contingent value rights in exchange for the shares of Narrowstep common and preferred stock beneficially owned by them or expected to be owned by them on the effective date of the merger.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

In addition, Lewis Opportunity Fund and LAM Opportunity Fund hold in aggregate warrants to purchase 26,250 shares of the Company’s common stock at $1.50 per share and warrants to purchase 2,770,000 shares of Narrowstep common stock, the latter which will be assumed by the Company upon the merger and converted into warrants to purchase 132,383 shares of our common stock at prices from $3.50 to $10.34 per share, with a weighted average price of $5.75 per share and which will also result in the issuance of up to 2,770,000 contingent value rights in the event the warrants are exercised within 25 months after the effective date of the merger. Further, Mr. Lewis executed voting agreements with respect to his beneficially owned common shares in both Onstream and Narrowstep. Because of his ownership interest in Onstream, Mr. Lewis may be presented with circumstances where his duties under the merger agreement and the contingent value rights agreement conflict with his financial interest in Onstream.  Pursuant to the terms of the merger agreement and the contingent value rights agreement, the former Narrowstep stockholders do not have the right to remove Mr. Lewis as the Stockholder Representative and may only remove Mr. Lewis as the Contingent Value Rights Representative by action of the holders of a majority of the contingent value rights.  Mr. Lewis is not required to recuse himself from any situation where a conflict of interest may exist and will not be liable to the former Narrowstep stockholders for any act or omission as Stockholder Representative or Contingent Value Rights Representative except to the extent such act or omission has been held by a court of competent jurisdiction to constitute willful misconduct or gross negligence.

NOTE 10: SUBSEQUENT EVENTS

During the period from October 1, 2008 through December 5, 2008, the Company issued 5,348 unregistered shares of common stock for financial consulting and advisory services. The services were provided over a period of one month, and will result in a professional fees expense of approximately $2,000 over the service period. None of these shares were or will be issued to Company directors or officers.

On November 11, 2008, the Company issued 158,000 unregistered shares of common stock for interest on $1,000,000 face value convertible debentures (see Note 4) for the period from June 2008 through October 2008. The shares were in satisfaction of interest expense of approximately $48,740 recognized over that period. None of these shares were issued to Company directors or officers.

The Company’s Board declared a dividend payable on November 15, 2008 to Series A-10 shareholders of record as of November 10, 2008 of 2,994 Series A-10 preferred shares, in lieu of a $29,938 cash payment.

On December 5, 2008 the Company entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of the Company’s outstanding assets and liabilities connected with that operation, in exchange for non-exclusive rights to sell Onstream Media products in Japan and be compensated on a commission-only basis. As a result, the Company will recognize other income of approximately $45,000 for the three months ended December 31, 2008, which is the difference between the assumed liabilities of approximately $84,000 and the assumed assets of approximately $39,000. See Note 2.