Form 10-Q
period 2008-12-31
Onstream Media CORP
filed 2009-02-17
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 000-22849

Onstream Media Corporation
(Exact name of registrant as specified in its charter)

65-0420146
(IRS Employer Identification No.)

Florida
(State or other jurisdiction of incorporation or organization)

1291 SW 29 Avenue, Pompano Beach, Florida 33069
(Address of principal executive offices)

954-917-6655
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of February 6, 2009 the registrant had issued and outstanding 43,425,610 shares of common stock.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at December 31, 2008 and Consolidated Balance Sheet at September 30, 2008	4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2008 and 2007	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2008	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 57

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	58 – 71

Item 4 - Controls and Procedures	72

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	73

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3 – Defaults upon Senior Securities	73

Item 4 – Submission of Matters to a Vote of Security Holders	73

Item 5 – Other Information	73

Item 6 - Exhibits	74

Signatures	74

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2008. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$615,464	$674,492
Accounts receivable, net of allowance for doubtful accounts of $44,537 and $30,492, respectively	2,514,663	2,545,450
Prepaid expenses	291,868	328,090
Inventories and other current assets	254,437	172,111
Total current assets	3,676,432	3,720,143

PROPERTY AND EQUIPMENT, net	3,565,827	4,056,770
INTANGIBLE ASSETS, net	3,086,345	3,731,586
GOODWILL, net	16,496,948	21,696,948
OTHER NON-CURRENT ASSETS	650,385	639,101

Total assets	$27,475,937	$33,844,548
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,103,269	$3,059,376
Amounts due to shareholders and officers	109,419	109,419
Deferred revenue	131,163	128,715
Notes and leases payable – current portion, net of discount	2,004,273	1,774,264
Series A-12 Convertible Preferred stock – redeemable portion, net of discount	184,000	—
Total current liabilities	5,532,124	5,071,774

Notes and leases payable, net of current portion	79,874	109,151
Convertible debentures, net of discount	814,297	795,931

Total liabilities	6,426,295	5,976,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, -0- and 74,841 issued and outstanding, respectively	—	8
Series A-12 Convertible Preferred stock, par value $.0001 per share, authorized 100,000 shares, 80,000 and -0- issued and outstanding, respectively	8	—
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 43,304,337 and 42,625,627 issued and outstanding, respectively	4,330	4,262
Additional paid-in capital	130,468,105	130,078,354
Unamortized discount	(48,000)	(20,292)
Accumulated deficit	(109,374,801)	(102,194,640)
Total stockholders’ equity	21,049,642	27,867,692

Total liabilities and stockholders’ equity	$27,475,937	$33,844,548

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
	2008	2007
REVENUE:
DMSP and hosting	$397,375	$271,976
Webcasting	1,564,188	1,597,449
Audio and web conferencing	1,756,969	1,779,674
Network usage	541,740	627,961
Other	118,925	175,247
Total revenue	4,379,197	4,452,307

COSTS OF REVENUE:
DMSP and hosting	155,251	106,130
Webcasting	461,294	476,548
Audio and web conferencing	430,039	342,266
Network usage	234,290	244,509
Other	132,003	164,084
Total costs of revenue	1,412,877	1,333,537

GROSS MARGIN	2,966,320	3,118,770

OPERATING EXPENSES:
General and administrative:
Compensation	2,403,839	2,416,619
Professional fees	398,598	710,973
Impairment loss on goodwill and other intangible assets	5,500,000	—
Other	607,802	670,776
Depreciation and amortization	1,093,376	1,041,308
Total operating expenses	10,003,615	4,839,676

Loss from operations	(7,037,295)	(1,720,906)

OTHER EXPENSE, NET:
Interest income	—	978
Interest expense	(139,180)	(6,371)
Other income, net	31,078	17,749

Total other expense, net	(108,102)	12,356

Net loss	$(7,145,397)	$(1,708,550)

Loss per share – basic and diluted:

Net loss per share	$(0.17)	$(0.04)

Weighted average shares of common stock outstanding – basic and diluted	42,753,030	42,132,382

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2008
(unaudited)

	Series A- 10 Preferred Stock		Series A- 12 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2008	74,841	$8	—	$—	42,625,627	$4,262	$130,078,354	$(20,292)	$(102,194,640)	$27,867,692
Issuance of shares, warrants and options for consultant services	—	—	—	—	99,098	10	39,669	—	—	39,679
Issuance of shares and options for employee services	—	—	—	—	—	—	178,726	—	—	178,726
Issuance of Series A-12 preferred	—	—	80,000	8	—	—	199,998	—	—	200,006
Surrender of Series A-10 preferred for Series A-12 preferred	(60,000)	(6)	—	—	—	—	—	—	—	(6)
Reclassification of redeemable portion of Series A-12 preferred as a liability	—	—	—	—	—	—	(200,000)	16,000	—	(184,000)
Common shares issued for interest and fees on convertible debentures	—	—	—	—	158,000	16	69,504	—	—	69,520
Dividends accrued or paid on Series A-10 preferred	2,994	—	—	—	7,957	—	37,894	20,292	(34,764)	23,422
Conversion of Series A-10 preferred to common shares	(17,835)	(2)	—	—	178,361	18	(16)	—	—	—
Dividends accrued or paid on Series A-12 preferred					235,294	24	63,976	(64,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(7,145,397)	(7,145,397)

Balance, December 31, 2008	—	$—	80,000	$8	43,304,337	$4,330	$130,468,105	$(48,000)	$(109,374,801)	$21,049,642

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,145,397)	$(1,708,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,093,376	1,041,308
Amortization of deferred professional fee expenses paid with equity	109,557	369,607
Compensation expenses paid with equity	178,725	359,868
Amortization of discount on convertible debentures	18,366	—
Amortization of discount on notes payable	5,618	—
Interest expense paid in common shares and options	31,103	—
Impairment loss on goodwill and other intangible assets	5,500,000	—
Bad debt expense	14,046	10,961
Gain from settlements of obligations and sales of equipment	(30,424)	(16,199)
Net cash (used in) provided by operating activities, before changes in current assets and liabilities	(225,030)	56,995
Changes in current assets and liabilities, net of effect of acquisitions:
(Increase) Decrease in accounts receivable	(12,426)	6,167
Decrease in prepaid expenses	10,796	13,840
(Increase) in other current assets	(17,282)	(867)
Decrease (Increase) in inventories	3,705	(11,243)
Increase in accounts payable and accrued liabilities	246,473	78,489
Increase (Decrease) in deferred revenue	2,448	(29,243)
Net cash provided by operating activities	8,684	114,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(362,826)	(114,155)
Net cash (used in) investing activities	(362,826)	(114,155)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued)

	Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and notes payable, net of expenses	$382,664	$495,000
Proceeds from sale of A-12 preferred shares, net of expenses	100,000	—
Repayment of loans, notes and leases payable	(187,550)	(35,544)
Net cash provided by financing activities	295,114	459,456

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(59,028)	459,439

CASH AND CASH EQUIVALENTS, beginning of period	674,492	560,230

CASH AND CASH EQUIVALENTS, end of period	$615,464	$1,019,669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$69,711	$6,372

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligation arising for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$—	$958,399
Issuance of shares, warrants and options for consultant services	$39,679	$629,212
Issuance of shares and options for employee services	$178,726	$359,868
Issuance of A-10 preferred shares for A-10 dividends	$29,938	$27,679
Issuance of common shares for A-12 dividends	$64,000	$—
Issuance of common shares for interest	$69,520	$—
Issuance of common shares for A-10 preferred shares and dividends	$186,318	$—
Issuance of A-12 preferred shares for A-10 preferred shares	$600,000	$—
Issuance of A-12 preferred shares for short-term receivable	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc., a publicly held Delaware corporation (“Narrowstep”) with most of its employees and facilities located in the United Kingdom. As of the February 2009 filing date of the Company’s December 31, 2008 Form 10-Q, this merger was not consummated. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide and will be part of the Company’s Digital Media Services Group. See Note 9.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Liquidity

The consolidated financial statements have been presented on the basis that the Company is an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $109.4 million as of December 31, 2008. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2008, ONSM had a net loss of approximately $6.6 million, although cash provided by operations for that period was approximately $69,000. For the three months ended December 31, 2008, ONSM had a net loss of approximately $7.1 million, although cash provided by operations for that period was approximately $9,000. Although the Company had cash of approximately $615,000 at December 31, 2008, working capital was a deficit of approximately $1.9 million at that date.

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
DECEMBER 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

As of February 6, 2009, the Company has estimated that, absent any reduction in its current and planned expenditure levels, it would require an approximately 14% increase in its consolidated revenues for the remaining three quarters of fiscal 2009, versus the comparable prior year periods, as well as approximately $850,000 incremental receivable and equipment financing proceeds (or other financing), in order to adequately fund those expenditures (including debt service and anticipated capital expenditures) through September 30, 2009. The Company has implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event the Company is unable to achieve these revenue increases within the required time frames, or is unable to obtain the financing as described above, it has identified decreases in its current level of expenditures that it would implement and that it believes would be sufficient to allow the Company to operate through September 30, 2009. Although the Company’s revenues for the first of the three quarters referred to above have yet to be determined, during February 2009, the Company took actions that it expects will reduce its previously anticipated personnel and certain other operating costs by approximately $65,000 per month, which savings are expected to be realized starting immediately and increasing to the target amount on or before April 30, 2009. The Company will closely monitor its revenue and other business activity through the remainder of the second quarter of fiscal 2009 to determine if further cost reductions or other activity is considered necessary.

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

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $45,000 and $30,000, at December 31, 2008 and September 30, 2008, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of the instruments. The carrying amounts of notes and leases payable approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements", which is discussed in “Effects of Recent Accounting Pronouncements” below. Effective October 1, 2008, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities, identified based on the definition of a financial instrument contained in SFAS 107, “Disclosures about Fair Value of Financial Instruments”. This definition includes a contract that imposes a contractual obligation on the Company to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. The Company has determined that the convertible debentures (the “Notes”) discussed in Note 4 and the Series A-12 Convertible Preferred Stock (“Series A-12”) discussed in Note 6 are financial liabilities subject to the accounting and disclosure requirements of SFAS 157.

Under SFAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 should maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has determined that there are no Level 1 inputs for determining the fair value of the Notes and the Series A-12. However, the Company has determined that the fair value of the Notes and the Series A-12 may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by the Company under its line of credit arrangement (the “Line”) as discussed in Note 4 and the value of conversion rights contained in those arrangements, based on the same Black Scholes valuation model used by the Company to value its options and warrants. The Company has also determined that the fair value of the Notes and the Series A-12 may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, the Company has determined that there was no material difference between the carrying value and the fair value of the Notes and the Series A-12 as of October 1, 2008 as well as of December 31, 2008 and therefore no adjustment for the effect of SFAS 157 was made to the Company’s financial statements as of December 31, 2008 or for the three months then ended.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company follows a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all Company reporting units to the Company's market capitalization, after appropriate adjustments for control premium and other considerations. See Note 2 – Goodwill and other Acquisition-Related Intangible Assets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

The EDNet division of the Audio and Web Conferencing Services Group generates revenues from customer usage of digital telephone connections controlled by EDNet, as well as bridging services and the sale and rental of equipment.  EDNet purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s use of those services.

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
DECEMBER 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $104,000 and $143,000 for the three months ended December 31, 2008 and 2007, respectively.

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

Accordingly, no income tax benefit has been recorded in the accompanying consolidated statement of operations as a result of the net tax losses for the years ended September 30, 2008 and 2007, respectively.  The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of its fiscal year beginning October 1, 2007. However, as of the date of such adoption and as of December 31, 2008, the Company has not taken, nor recognized the financial statement impact of, any material tax positions, as defined by FIN 48. The Company’s policy is to recognize as non-operating expense interest or penalties related to income tax matters at the time such payments become probable, although it had not recognized any such material items in its statement of operations for the three months ended December 31, 2008 or 2007. The tax years ending September 30, 2005 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

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
DECEMBER 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

For the three months ended December 31, 2008 and 2007, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 15,594,625 and 14,870,765 at December 31, 2008 and 2007, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2008 have been excluded from the calculation of weighted average shares outstanding: (i) 80,000 shares of Series A-12 Convertible Preferred Stock (“Series A-12”) which could potentially convert into 80,000 shares of ONSM common stock and (ii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 1,250,000 shares of ONSM common stock (excluding interest). The potential dilutive effects of the following convertible securities previously outstanding at December 31, 2007 were excluded from the calculation of weighted average shares outstanding: 71,963 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could have potentially converted into 719,630 shares of ONSM common stock.

Equity Compensation to Employees and Consultants

The Company has a stock based compensation plan for its employees (the “Plan”). In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended December 31, 2008 and 2007 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. There were no Plan options granted during the three months ended December 31, 2008 requiring the Company’s valuation using the Black-Scholes model. For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2007, the expected volatility rate was 78% to 79%, the risk-free interest rate was 4.1% to 4.3%, expected dividends were $0 and the expected term was 4 to 6.5 years, the full term of the related options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants (continued)

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed as professional fees at the time the services contemplated by the options are provided to the Company. There were no Non-Plan options granted during the three months ended December 31, 2008 requiring the Company’s valuation using the Black-Scholes model. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2007, the expected volatility rate was 79%, the risk-free interest rate was 6.25%, expected dividends were $0 and the expected term was 4 years, the full term of the related options.

See Note 8 for additional information related to all stock option issuances.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accounts payable and accrued liabilities includes approximately $685,000 and $555,000 as of December 31, 2008 and September 30, 2008, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including inventories and other current asset balance sheet groupings, property and equipment footnote category classifications and segment revenue and operating income (loss) classifications.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2008. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of December 31, 2008 and the results of their operations and cash flows for the three months ended December 31, 2008 and 2007. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2009.

Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance by defining fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS 157 was effective for the Company’s fiscal year beginning October 1, 2008, excluding the effect of the deferral granted in FSP FAS 157-2. See “Fair Value Measurements” above. The Company is currently evaluating the impact of adopting SFAS 157 with respect to non-financial assets and non-financial liabilities on the Company’s consolidated financial statements, which will be effective beginning October 1, 2009.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. SFAS 159 was effective for the Company’s fiscal year beginning October 1, 2008 – however, the Company has elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS 159 did not have a significant impact on the Company’s consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The requirements of SFAS 141R will be effective for the Company’s fiscal year beginning October 1, 2009 and early adoption is prohibited. Under the provisions of SFAS 141R, the Company would have recorded as expense the $462,090 of acquisition-related costs included in other non-current assets on its balance sheet as of December 31, 2008 – $418,058 of this expense would have been recorded prior to September 30, 2008 and the remaining $44,032 would have been recorded during the three months ended December 31, 2008. The Company is currently evaluating any additional impact SFAS 141R may have on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 “Business Combinations” and other U.S. GAAP. FSP FAS 142-3 shall be effective for the Company’s fiscal year beginning October 1, 2009 and early adoption is prohibited. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and should be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact FSP FAS 142-3 may have on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The requirements of FSP APB 14-1 will be effective for the Company’s fiscal year beginning October 1, 2009, including interim periods within that fiscal year. The Company is currently evaluating the impact FSP APB 14-1 may have on its financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". Under SFAS 162, the Generally Accepted Accounting Principles (GAAP) hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 was effective November 15, 2008 (60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.") The Company believes that its adoption of this standard on its effective date did not have a material effect on its consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	December 31, 2008			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$11,100,887	$—	$11,100,887	$12,000,887	$—	$12,000,887
Acquired Onstream	4,121,401	—	4,121,401	8,421,401	—	8,421,401
EDNet	1,271,444	—	1,271,444	1,271,444	—	1,271,444
Auction Video	3,216	—	3,216	3,216	—	3,216
Total goodwill	16,496,948	—	16,496,948	21,696,948	—	21,696,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,383,604	(1,500,000)	2,883,604	4,583,604	(1,275,000)	3,308,604
Auction Video - customer lists, patent pending and consulting/non- competes	1,080,999	(878,258)	202,741	1,174,827	(751,845)	422,982
Total intangible assets	5,464,603	(2,378,258)	3,086,345	5,758,431	(2,026,845)	3,731,586

Total goodwill and other acquisition-related intangible assets	$21,961,551	$(2,378,258)	$19,583,293	$27,455,379	$(2,026,845)	$25,428,534

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
DECEMBER 31, 2008

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

At the closing of the Infinite Merger, the Company entered into a lock-up agreement with the former Infinite shareholders that limits the number of shares that they may sell, to 25% per quarter and/or weekly sales of 30,000 shares, commencing with the June 15, 2007 registration of such shares with the SEC and which percentage and weekly limitation may be increased at our option. The lock-up agreement also provided that in the event that the accumulated gross proceeds of the sale of first 50% of the 1,376,622 shares issued to them was less than $2.0 million, the Company, at its sole option but provided that all securities to be issued in connection with the merger agreement and any related financing or other transactions do not exceed 19.99% of ONSM outstanding common stock at the measurement date, would pay the difference in registrable ONSM common shares, or cash to the extent required by the 19.99% restriction. On December 27, 2007, the former Infinite shareholders notified the Company that the first 688,311 shares had been sold by them for $1,041,601, which would have required an additional payment by the Company in cash or shares of approximately $958,399. In accordance with SFAS 141, contingent consideration should only be recorded once the contingency is resolved and the additional consideration is issued or becomes issuable. The Company concluded that these conditions were substantively met as of December 31, 2007, and accordingly recorded the liability on its financial statements as of that date, which was offset by a reduction in additional paid in capital. Furthermore, on March 12, 2008, the Company executed collateralized promissory notes payable to the former Infinite shareholders in final settlement of this obligation – see note 4.

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

As discussed in “Testing for Impairment” below, the initially recorded goodwill for Infinite Conferencing of approximately $12.0 million was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce the carrying value of that goodwill to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made to reduce the carrying value of certain intangible assets acquired as part of the Infinite merger. These adjustments, totaling $1.1 million, were included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the three months ended December 31, 2008.

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
DECEMBER 31, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

On December 5, 2008 the Company entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of the Company’s outstanding assets and liabilities connected with that operation - see Note 5.

The Company allocated $2,046,996 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes,  with depreciation over a three-year life commencing April 2007 – see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and are reflected in non-current assets as of September 30, 2008 and December 31, 2008, being amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $46,996.

Subsequent to the Auction Video acquisition, the Company began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to its UGV (User Generated Video) technology. In April 2008, the Company revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office. In August 2008 and February 2009, the U.S. Patent Office issued non-final rejections of the claims pending in the first of the two applications. The Company believes that its claims have merit and accordingly has filed a formal appeal to the latest non-final rejection. Regardless of this, the Company’s management has determined that an unsuccessful appeal or a final rejection of these claims would not have a material adverse effect on the Company’s financial position or results of operations. The U.S. Patent Office has taken no formal action with regard to the second of the two applications.

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
DECEMBER 31, 2008

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

As discussed in “Testing for Impairment” below, the carrying value of the initially recorded identifiable intangible assets acquired as part of the Auction Video Acquisition were determined to be impaired as of December 31, 2008 and a $100,000 adjustment was made to reduce the carrying value of those intangible assets to approximately $200,000 as of that date.  This $100,000 adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the three months ended December 31, 2008.

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
DECEMBER 31, 2008

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

As discussed in “Testing for Impairment” below, the initially recorded goodwill for Acquired Onstream of approximately $8.4 million was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date. This $4.1 million adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the three months ended December 31, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. The Company performed impairment tests on Infinite Conferencing as of April 27, 2008 and Acquired Onstream as of December 31, 2008.  The Company assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, the Company concluded that there was no impairment of Infinite Conferencing’s net assets as of April 27, 2008. Although the first step of the two step testing process of Acquired Onstream’s net assets (which include the DMSP) indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of  recent substantial volatility in the capital markets, the Company's stock price and market value had decreased significantly and as of December 31, 2008, the Company's market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than its net book value (i.e., stockholders’ equity as reflected in the Company’s financial statements). Based on this condition, and in accordance with the provisions of SFAS 142, the Company recorded a non-cash expense, for the impairment of its goodwill and other intangible assets of $5.5 million for the three months ended December 31, 2008. As discussed above, this $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite Conferencing, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream. Furthermore, since the most recent impairment review was completed, the Company’s stock price and market value have continued to decline, which may result in future non-cash impairment charges to the Company’s  results of operations related to its goodwill and other intangible assets.

SFAS 142 allows the carryforward of a previous detail valuation, provided certain criteria are met, including no significant changes in assets and liabilities of the reporting unit since the previous valuation, a substantial margin between the previous valuation and the carrying value at the time and a determination that a current year impairment would be remote based on an analysis of past events and changes in circumstances since the previous valuation. The Company determined that these criteria were met as of September 30, 2008 and based on this, as well as its internal valuation calculations and review for impairment performed on a basis consistent with the September 30, 2006 detail valuation, determined that an independent valuation of EDNet’s unamortized goodwill was not necessary, and that no impairment existed, as of September 30, 2008.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31,	September 30,	Useful Lives
	2008	2008	(Years)
Equipment and software	$10,127,682	$10,096,433	1-5
DMSP	5,402,335	5,256,575	3-5
Travel video library	1,368,112	1,368,112	2
Capitalized internal use software	845,495	771,485	3-5
Furniture, fixtures and leasehold improvements	475,857	475,857	2-7
	18,219,481	17,968,462
Less: Accumulated depreciation and amortization	(14,653,654)	(13,911,692)
Net book value	$3,565,827	$4,056,770

Depreciation and amortization expense for property and equipment was approximately $742,000 and $691,000 for the three months ended December 31, 2008 and 2007, respectively. The travel video library was fully depreciated as of December 31, 2008 and furniture, fixtures and leasehold improvements represented an aggregate of $43,000 remaining net book value as of that date. The net book value of the DMSP was approximately $1.1 million as of December 31, 2008.

The DMSP is comprised of four separate “products”, which are transcoding, storage, search/retrieval and distribution. A limited version of the DMSP, with three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) of the DMSP’s carrying cost began and continued until the fourth product was placed in service during October 2006, at which time the Company began to depreciate 100% of the DMSP’s carrying cost.  This initial version of the DMSP offered for sale to the general public since October 2006 is known as the “Store and Stream” version. In connection with the development of a second version of the DMSP with additional functionality and known as “Streaming Publisher”, the Company has capitalized as part of the DMSP’s carrying cost approximately $272,000 of employee compensation and related costs as of December 31, 2008, including $126,000 capitalized during the three months ended December 31, 2008.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

Capitalized internal use software as of December 31, 2008 includes approximately $213,000 of employee compensation and related costs related to the development of iEncode webcasting software, including $126,000 capitalized during the three months ended December 31, 2008.

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures

During the period from June 3, 2008 through July 8, 2008 the Company received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Lenders”), under a software and equipment financing arrangement. The Company issued Notes to those Lenders, which are collateralized by specifically designated software and equipment owned by the Company with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other Company assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Lenders received 10,000 restricted ONSM common shares for each $100,000 lent to the Company, and will also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at the Company’s option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2008, the Company elected to issue 158,000 unregistered shares of common stock in lieu of $48,740 cash interest on these debentures for the period from June 2008 through October 2008. These shares were recorded as interest expense of $69,504 on the Company’s books, based on the fair value of those shares on the issuance date.

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

The Notes may be converted to restricted ONSM common shares at any time prior to their three (3) year maturity date, at the Lender’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity, interest on the Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Notes Payable

Notes payable consist of the following as of December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
Note payable to a financial institution, collateralized by accounts receivable, interest at prime plus 8% (prime plus 11% from December 2008), payable monthly. Revolving line of credit expiring December 2009.	$1,600,000	$1,200,000
Notes payable to former Infinite shareholders, collateralized by subordinated liens on all assets other than accounts receivable, principal payable in monthly installments through July 2009, interest at 12% per annum payable at maturity	308,399	458,399
Capitalized software and equipment leases	211,259	248,809
Total notes payable	2,119,658	1,907,208
Less: discount on notes payable	(35,511)	(23,793)
Notes payable, net of discount	2,084,147	1,883,415
Less: current portion, net of discount	(2,004,273)	(1,774,264)
Long term notes payable, net of current portion	$79,874	$109,151

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

In December 2007, the Company entered into a line of credit arrangement (the “Line”) with a financial institution under which it could borrow up to an aggregate of $1.0 million for working capital, collateralized by its accounts receivable. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and the Company has received $1.2 million and $1.6 million funding under the Line as of September 30, 2008 and December 31, 2008, respectively. The outstanding balance bears interest at prime plus 8% per annum (prime plus 11% from December 2, 2008), payable monthly in arrears. The Company paid initial origination and commitment fees aggregating $20,015 and in August 2008 paid an additional commitment fee of $6,000 related to the increase in the lending limit. A commitment fee of $16,000 was paid on the one year anniversary of the initial commitment and will be due for any subsequent year. The outstanding principal may be repaid at any time, but no later than two (2) years after the date of the agreement, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice. Mr. Leon Nowalsky, a member of the Company’s Board of Directors, is also a founder and board member of the lender.

The Line is also subject to the Company maintaining an adequate level of receivables, based on certain formulas, as well as its compliance with debt service coverage and minimum tangible net worth covenants. Although the balance outstanding during January 2009 and part of February 2009 was in excess of the allowable borrowing amount based on the formulas discussed above, principal payments made in February 2009 reduced the outstanding balance to $1,519,000 and it no longer exceeded the allowable borrowing amount. The lender has waived any breach related to these past overages. In addition, the Company received waivers from the lender with respect to lack of compliance with the tangible net worth covenant as of March 31, 2008, with respect to the tangible net worth and debt service to cash flow covenants as of June 30, 2008 and for the quarter then ended, with respect to the tangible net worth and debt service to cash flow covenants as of September 30, 2008 and for the quarter then ended and with respect to the tangible net worth and debt service to cash flow covenants as of December 31, 2008 and for the quarter then ended.

The lender must approve any additional debt incurred by the Company, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the lender has approved the Infinite Notes issued by the Company in March 2008 with an initial amount of $858,399 as discussed below, the $1.0 million aggregate debt for Notes the Company issued in June and July 2008, as discussed above, and the Company’s December 2008 issuance of the Series A-12 Redeemable Convertible Preferred Stock with a stated value of $800,000, as discussed in Note 6.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

On March 12, 2008, the Company executed promissory notes (the “Infinite Notes”) payable to the Infinite Shareholders for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid monthly from April 2008 through February 2009. Additional payments of (iii) $50,000 (fifty thousand dollars) will be due on the 10th of the following four months and (iv) the final payment of $8,399 plus approximately $68,000 interest (including approximately $59,000 accrued as of December 31, 2008) will be due on July 10, 2009.

The Company also agreed to pay in aggregate up to $7,500 of the Infinite Shareholders' legal expenses incurred in connection with negotiating this matter, which the Company recorded, along with its own legal expenses in the matter, as a note discount to be amortized as interest expense over the remaining term of the Infinite Notes.

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

As part of the Onstream Merger, the Company assumed a capital lease for software, which had an outstanding principal balance of $16,429 as of December 31, 2008. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. Accounts payable at September 30, 2008 includes $91,855 of past due payments related to this lease. See Note 2.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $194,830 as of December 31, 2008. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Narrowstep acquisition – On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, which merger has not been consummated as of the February 2009 filing date of the Company’s December 31, 2008 Form 10-Q. Since the Effective Time did not occur on or prior to November 30, 2008, the terms of the Merger Agreement allow that it may be terminated by either Onstream or Narrowstep at any time after that date provided that the terminating party is not responsible for the delay. Onstream and Narrowstep are currently negotiating to extend this termination date, which negotiations may result in changes to other terms of the transaction. In the event this merger is not consummated, the Company may recognize certain expenses or incur certain liabilities, including (i) the write-off of $462,090 of acquisition-related costs included in other non-current assets on its balance sheet as of December 31, 2008 and (ii) satisfaction of certain compensation agreements entered into by the Company in contemplation of this merger. In addition, in November 2008 Narrowstep invoiced the Company approximately $372,000 for Narrowstep’s equipment alleged to be in the Company’s custody as of that date. Although the Company acknowledged possession of at least some of this equipment, it has not agreed to a payment for that equipment and believes that if a payment were made it would be substantially less than the Narrowstep invoice. Accordingly, this matter is not reflected on the Company’s financial statements.

Furthermore, Narrowstep’s recent 10-Q reported a net loss of approximately $848,000 and a comprehensive loss after currency adjustments of approximately $1.1 million for the three months ended November 30, 2008. Although Narrowstep has agreed to significantly reduce its costs related to leases, public company costs, professional fees and other selling and administrative expenses, it appears that the operations of Narrowstep could still be generating cash deficits as of the merger date. It is also possible that the Company will need to expend additional cash for capital expenditures to continue or expand the operations after the merger date. However, the Company believes that the anticipated Narrowstep cash balance as of the merger date, including additional proceeds from their planned sale of preferred shares, will be sufficient to fund such operating cash deficits and capital expenditures until such time as the Narrowstep operations are at least cash flow neutral, although this cannot be assured.  See Note 9.

NASDAQ letters regarding share price and annual meeting listing requirements – The Company received a letter from NASDAQ dated January 4, 2008 indicating that it had 180 calendar days, or until July 2, 2008, to regain compliance with Marketplace Rule 4310(c)(4) (the “Rule”), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The NASDAQ letter indicated that the Company’s non-compliance with the Rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days.  On July 3, 2008, the Company received a letter from NASDAQ stating that the Company was not considered compliant with the Rule as of that date, but because the Company met all other initial listing criteria for the NASDAQ Capital Market, it was granted an additional 180 calendar days, or until December 30, 2008, to regain compliance with the Rule. On October 22, 2008, the Company received a letter from NASDAQ stating that NASDAQ had recently suspended enforcement of the bid price listing requirement through January 19, 2009, which on December 19, 2008 was extended to April 20, 2009.  As a result, all companies presently in a bid price compliance period will remain at the same stage of the process they were when the NASDAQ announced the suspension and will not be subject to delisting for that concern, and accordingly the Company will have until at least July 6, 2009 to regain compliance with this requirement. The Company might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the July 6, 2009 deadline.  The closing ONSM share price was $0.19 per share on February 6, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

NASDAQ letters regarding share price and annual meeting listing requirements (continued) –On October 1, 2008 the Company received a letter from NASDAQ stating that its common stock is subject to delisting since it failed to hold the required annual shareholder meeting by September 30, 2008, the end of the Company’s fiscal year. Company representatives attended a hearing with the NASDAQ Listing Qualifications Panel on November 20, 2008, at which time they appealed the deficiency and sought an extension of the annual meeting date requirement. On December 22, 2008 the Company received a letter from NASDAQ stating that the NASDAQ Listing Qualifications Panel had granted the Company’s request that its securities continue to be listed on NASDAQ, provided that it hold its annual shareholder meeting on or before February 28, 2009.  Notwithstanding the Panel’s decision to continue the Company’s common stock’s listing on the NASDAQ Capital Market, the Panel issued the Company a public reprimand for its failure to hold an annual meeting for the prior fiscal year in a timely manner. The Company has scheduled a combined 2008 and 2009 annual shareholder meeting to be held on February 27, 2009, for which proxies have been solicited in connection with the Company’s filing of a definitive proxy statement with the SEC on January 28, 2009.  The Company’s management believes that Onstream will be in compliance with this listing requirement following the combined 2008 and 2009 annual shareholder meeting on February 27, 2009.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements (continued) – The Company included the common shares underlying the 8% Senior Convertible Debentures, including the Additional 8% Convertible Debentures (AIR), and the related $1.65 warrants, on a registration statement declared effective by the SEC on June 29, 2005. These debentures provide cash penalties of 1% of the original purchase price for each month that (a) the Company’s common shares are not listed on the NASDAQ Capital Market for a period of 3 trading days (which need not be consecutive) or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under Rule 144(k).

The $1.65 warrants provide that if the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under these transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007, although 1,128,530 of the warrants are still outstanding as of December 31, 2008 – see Note 8.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements (continued) – Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard  (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company has concluded that (i) the terms discussed in the three preceding paragraphs above are registration payment arrangements as defined in the applicable accounting pronouncements, (ii) based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of December 31, 2008, that material payments under these registration payment arrangements are not probable, and (iii) therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of February 6, 2009, and the Company had also failed to hold the required annual shareholder meeting as of that date, which conditions could eventually affect its NASDAQ listing status, as discussed above.

Registration rights - The Company has granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 were included in a registration statement declared effective by the SEC on June 15, 2007 and as of February 6, 2009 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, since the unregistered shares were originally issued in March 2007, they may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

The Company has granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of February 6, 2009 the Company has not received any demand for the registration of the balance.  As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, the unregistered shares were originally issued in November and December 2006 and may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14. See Note 6 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights (continued) - 255,000 options and 100,000 shares issued to consultants prior to June 15, 2007 were granted with piggyback registration rights but were not included on the registration statement declared effective by the SEC on June 15, 2007. As these options and shares do not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

Consultant contracts – Effective January 1, 2008, the Company entered into an agreement with a major shareholder (in excess of 5% beneficial Company ownership) requiring the issuance of approximately 240,000 unregistered shares for financial consulting and advisory services, of which the company has recorded the issuance of 120,000 shares, and related professional fee expense, for the twelve months ended December 31, 2008.  Although all previous and future compensation under that contract was cancelled as the result of an agreement made between that shareholder and the Company and considered effective December 31, 2008, the final signatures were not obtained on the necessary documentation until early 2009. Accordingly, this cancellation will be reflected as the January 2009 reversal of approximately $80,000 previously recorded professional fee expense as well as a corresponding reduction of additional paid-in capital. Effective October 1, 2008, the Company entered into an agreement with another major shareholder requiring the issuance of approximately 120,000 unregistered shares for financial consulting and advisory services, of which the company has recorded the issuance of 30,000 shares, and related professional fee expense, for the three months ended December 31, 2008. The services related to the remaining 90,000 shares will be provided over a 9 month period, and will result in a professional fees expense of approximately $18,000 over that service period, based on the current market value of an ONSM common share. In addition to 20,000 shares related to the second of the two consultant contracts discussed above, the Company recorded the issuance of another 201,173 shares for financial consulting and advisory services during the period from January 1, 2009 through February 6, 2009 under agreements entered into on or before December 31, 2008 – see Note 10. None of these shares were or will be issued to Company directors or officers.

Employment Contracts and Severance – On September 27, 2007, the Company’s Compensation Committee and Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO and Treasurer), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. On May 15, 2008 the Company’s Compensation Committee and Board approved certain corrections and modifications to those agreements, which are reflected in the discussion of the terms of these agreements below.

The agreements provide annual base salaries of $253,000 for Mr. Selman, $230,000 for Mr. Saperstein, $207,230 for Mr. Tomlinson and $197,230 for Messrs. Friedland and Glassman, and allow for 10% annual increases through December 27, 2008 and 5% per year thereafter. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month, and an annual $5,000 allowance for the reimbursement of dues or charitable donations.  The Company also pays insurance premiums for the Executives, including medical, life and disability coverage.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance (continued) – As part of the above employment agreements, and in accordance with the terms of the “2007 Equity Incentive Plan” approved by the Company’s  shareholders in their September 18, 2007 annual meeting, the Company’s Compensation Committee and Board of Directors granted each of the Executives options (“Plan Options”) to purchase an aggregate of 400,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. The options vest in installments of 100,000 per year, starting on September 27, 2008, and they automatically vest upon the happening of the following events on a date more than six (6) months after the date of the agreement: (i) change of control (ii) constructive termination, and (iii) termination other than for cause, each as defined in the employment agreements. Unvested options automatically terminate upon (i) termination for cause or (ii) voluntary termination.  In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require the Company to register the options.

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

The Company has determined that the performance objectives were met for the quarter ended December 31, 2007 but that they were not met for the remaining three quarters of fiscal 2008 nor were they met for the year ended September 30, 2008. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during fiscal 2008 and as a result the Company recognized compensation expense of approximately $80,000 for the three months ended December 31, 2007, related to the vested quarterly portion of these options. Another $80,000 recorded as compensation expense for the three months ended December 31, 2007, related to the pro-rata quarterly share of the annual portion of these options expected to be earned by the executives based on the quarterly results was reversed by the Company during the three months ended September 30, 2008, based on the annual results.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance (continued) – The Company has determined that the performance objectives were not met for the quarter ended December 31, 2008 and as a result the Company recognized no compensation expense for the three months ended December 31, 2008, related to these performance options.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance (continued) – As part of the above employment agreements, the Company’s Compensation Committee and Board of Directors agreed that in the event the Company is sold for a Company Sale Price in excess of the Current Capitalization during the term of the agreements, both terms as defined below, and the Company Sale Price represents at least $2.50 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives and certain other employees, will receive, as a group, cash compensation of twelve and one-half percent (12.5%) of the excess of the Company Sale Price over the Current Capitalization, payable in immediately available funds at the time of closing such transaction. The Current Capitalization is defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of the above employment agreements but the market price per share used for this purpose to be no less than $2.00. The Company Sale Price is defined as the number of common shares outstanding at the time the Company is sold multiplied by the price per share paid in such Company Sale transaction. The 12.5% was allocated in the new employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and one and one-half percent (1.5%) to Mr. Tomlinson. The remaining one percent (1.0%) will be allocated by the Board and the Company’s management at a later date, which will be primarily to compensate other Company executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives.

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

Lease Commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $52,800. The leases, with expiration dates ranging from 2009 to 2010, provide for renewal options and annual increases. Total rental expense for all operating leases was approximately $208,000 and $172,000 for the three months ended December 31, 2008 and 2007, respectively.  Future minimum lease payments required under these non-cancelable leases as of December 31, 2008, excluding the capital lease obligations discussed in Note 4, total approximately $1,746,000, which includes approximately $1,081,000 related to the expected renewal of the San Francisco lease as discussed below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (continued) -The Company’s three-year operating lease for its principal executive offices in Pompano Beach, Florida expires September 15, 2010. The monthly base rental is currently approximately $21,400 (including the Company's share of property taxes and common area expenses) with annual five percent (5%) increases. The lease provides for one two-year renewal option with 5% annual increases.

The Company’s five-year operating lease for office space in San Francisco expires April 30, 2009.  The monthly base rental (including month-to-month parking) is approximately $18,000 with annual increases up to five percent (5%). Based on its most recent discussions with the landlord, the Company expects, but has not yet committed, to renew this lease for a five year term starting at approximately $16,600 per month (including parking), in addition to a one five-year renewal option at 95% of fair market value.

The Company’s annual operating lease for office space in New York City expires December 31, 2009.   The monthly base rental is approximately $6,600.  The Company’s annual operating lease for its Infinite Conferencing location in New Jersey expires July 31, 2009. The monthly base rental is approximately $6,800.

Software purchase and royalty commitment – On March 31, 2008 the Company agreed to pay $300,000 (plus a $37,500 annual support fee) for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging and other DMSP services. The initial $56,250 payment due under this perpetual license agreement was paid in July 2008 and the remaining obligation of $281,250 is included in accounts payable at September 30, 2008 and December 31, 2008. In connection with this license, the Company also agreed to pay a 1% royalty on revenues arising from the use, licensing or offering of the functionality of this software to its customers, to the extent such revenue exceeds certain levels, subject to a minimum amount per transaction and only to the extent the calculated royalty exceeds the perpetual license payment. The Company is not yet liable for any royalty payments under this agreement.

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

SAIC Contract - As part of the Onstream Merger, the Company became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, after further design and re-engineering by the Company, became the DMSP. The contract terminated by mutual agreement of the parties on June 30, 2008. Although cancellation of the contract among other things releases SAIC to offer what is identified as the “Onstream Media Solution” directly or indirectly to third parties, Onstream’s management does not expect this right to result in a material adverse impact on future DMSP sales.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Auction Video Japan office - On December 5, 2008 the Company entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of the Company’s outstanding assets and liabilities connected with that operation, in exchange for non-exclusive rights to sell Onstream Media products in Japan and be compensated on a commission-only basis. As a result, the Company recognized other income of approximately $45,000 for the three months ended December 31, 2008, which is the difference between the assumed liabilities of approximately $84,000 and the assumed assets of approximately $39,000. While the ultimate outcome of this matter is not presently determinable, it is the opinion of management that the ultimate resolution will not have a material adverse effect on the Company’s financial position or results of operations. See Note 2.

NOTE 6:  CAPITAL STOCK

Common Stock

During the three months ended December 31, 2008, the Company issued 99,098 unregistered shares valued at approximately $35,000 and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 3 months. None of the shares were issued to Company directors or officers.

During the three months ended December 31, 2008, the Company recorded the issuance of certain options to purchase 8,333 of its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $5,000. This was the pro-rata share of total options to purchase 50,000 shares issued to Mr. Leon Nowalsky, director, in December 2007 as compensation for services to be rendered by him in connection with his appointment to the board. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $110,000 and $370,000 for the three months ended December 31, 2008 and 2007, respectively. As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $216,000 in deferred equity compensation expense at December 31, 2008, to be amortized over the remaining periods of service of up to 22 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

The Company recognized compensation expense (and a corresponding increase in additional paid in capital) of approximately $179,000 and $360,000 for the three months ended December 31, 2008 and 2007, respectively, in connection with options issued to its employees to purchase its common shares. See Note 5 (employment contracts and severance) and Note 8.

During the three months ended December 31, 2008, the Company issued 158,000 shares valued at $69, 520 in connection with interest on the Notes – see Note 4.

During the three months ended December 31, 2008, the Company issued 178,361 shares in connection with the conversion of Series A-10 preferred as well as 243,251 shares in payment of dividends on Series A-10 and Series A-12 preferred, both issuances discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock

As of September 30, 2008, the only preferred stock outstanding was Series A-10 Convertible Preferred Stock (“Series A-10”). As of December 31, 2008, the only preferred stock outstanding was Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”).

Series A-10 Convertible Preferred Stock

The Series A-10 had a coupon of 8% per annum, payable annually in cash (or semi-annually at the Company’s option in cash or in additional shares of Series A-10). The Company’s Board declared a dividend payable on November 15, 2008 to Series A-10 shareholders of record as of November 10, 2008 of 2,994 Series A-10 preferred shares, in lieu of a $29,938 cash payment.

The Series A-10 had a stated value of $10.00 per preferred share and had a conversion rate of $1.00 per common share. The Series A-10 was not redeemable by the Company and 17,835 shares of Series A-10 that were still outstanding as of December 31, 2008 were automatically converted into 178,361 common shares.  The remaining 60,000 shares of Series A-10 that were still outstanding as of December 31, 2008 were exchanged for Series A-12 preferred as discussed below.

The estimated fair value of warrants given in connection with the initial sale of the Series A-10 (see Note 8), plus the Series A-10’s beneficial conversion feature, was allocated to additional paid in capital and discount. The discount was amortized as a dividend over the four-year term of the Series A-10, with the final $20,292 amortized during the three months ended December 31, 2008.

Series A-12 Redeemable Convertible Preferred Stock

Effective December 31, 2008, the Company’s Board of Directors authorized the sale and issuance of up to 100,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”). On January 7, 2009, the Company filed with the Florida Secretary of State a Certificate of Designation, Preferences and Rights for the Series A-12. The Series A-12 has a coupon of 8% per annum, a stated value of $10.00 per preferred share and a conversion rate of $1.00 per common share. Series A-12 dividends are cumulative and must be fully paid by the Company prior to the payment of any dividend on its common shares. Dividends are payable in advance, in the form of ONSM common shares. The holders of Series A-12 may require redemption by the Company under certain circumstances, as outlined below, but any shares of Series A-12 that are still outstanding as of December 31, 2009 will automatically convert into ONSM common shares. Series A-12 is senior to all other preferred share classes that may be issued by the Company except as explicitly required by applicable law, the holders of Series A-12 shall not be entitled to vote on any matters as to which holders of ONSM common shares are entitled to vote. Holders of Series A-12 are not entitled to registration rights.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-12 Convertible Preferred Stock (continued)

Effective December 31, 2008, the Company sold two (2) investors an aggregate of 80,000 shares of Series A-12, with the purchase price paid via (i) the surrender of an aggregate of 60,000 shares of Series A-10 held by those two investors and having a stated value of $10.00 per A-10 share in exchange for an aggregate of 60,000 shares of Series A-12 plus (ii) the payment of additional cash aggregating $200,000 for an aggregate of 20,000 shares of Series A-12 (“Additional Shares”). $100,000 of this cash was received during December 31, 2008 and the remaining $100,000 was received on January 2, 2009, which is included in inventories and other current assets on the Company’s December 31, 2008 balance sheet.

In accordance with the terms of the Series A-12, dividends are payable in advance in the form of ONSM common shares, using the average closing bid price of those shares for the five trading days immediately preceding the Series A-12 purchase closing date. Accordingly, the Company issued 235,294 common shares as payment of $64,000 dividends for the one year period ending December 31, 2009, which was allocated to additional paid in capital and discount on the Company’s December 31, 2008 balance sheet. The discount will be amortized as a dividend over the one-year term of the Series A-12.

In accordance with the terms of the Series A-12, after six months the holders may require the Company, to the extent legally permitted, to redeem any or all Series A-12 shares purchased as Additional Shares at the additional purchase price of $10.00 per share.  Shares of Series A-12 acquired in exchange for shares of Series A-10 have no redemption rights.  Accordingly, the Company has reflected $184,000 of the Series A-12 as a current liability on its December 31, 2008 balance sheet, which is the $200,000 redeemable portion of the Series A-12, net of a pro-rata share of the total discount.

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

The above structure reflects changes made by the Company during the fiscal year ending September 30, 2008, as follows: the Webcasting and Travel divisions were included in the already existing Digital Media Services Group, the Infinite division and the EDNet division were combined in a newly created Audio and Web Conferencing Group and the previously existing Web Communications Services Group, which contained the Webcasting, Infinite and Travel divisions, was discontinued. Detailed below are the results of operations by segment for the three months ended December 31, 2008 and 2007, and total assets by segment as of December 31, 2008 and September 30, 2008. All numbers reflect the current corporate structure outlined above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 7:  SEGMENT INFORMATION (Continued)

	For the three months ended December 31,
	2008		2007
Revenue:
Digital Media Services Group		$2,040,471		$1,991,548
Audio and Web Conferencing Services Group		2,338,726		2,460,759
Total consolidated revenue		$4,379,197		$4,452,307

Segment operating income:
Digital Media Services Group		192,815		52,786
Audio and Web Conferencing Services Group		733,407		992,842
Total segment operating income		926,222		1,045,628

Depreciation and amortization		(1,093,376)		(1,041,308)
Corporate and unallocated shared expenses		(1,370,141)		(1,725,226)
Impairment loss on goodwill and other intangible assets		(5,500,000)		—
Other (expense) income, net		(108,102)		12,356
Net loss	$	(7,145,397)	$	(1,708,550)

	December 31, 2008	September 30, 2008
Assets:
Digital Media Services Group	$8,231,816	$13,215,981
Audio and Web Conferencing Services Group	17,574,308	18,986,117
Corporate and unallocated	1,669,813	1,642,450
Total assets	$27,475,937	$33,844,548

Depreciation and amortization, as well as impairment losses on goodwill and other intangible assets, are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2008, the Company had issued and outstanding options and warrants to purchase up to 15,594,625 ONSM common shares, including 8,553,000 Plan Options; 2,416,582 Non-Plan Options to employees and directors; 1,841,558 Non-Plan Options to financial consultants; and 2,783,485 warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the three months ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	8,103,000	$1.31
Granted during the period	500,000	$1.00
Expired or forfeited during the period	(50,000)	$1.57
Balance, end of the period	8,553,000	$1.29

Exercisable at end of the period	4,547,583	$1.12

The Company recorded total compensation expense of approximately $179,000 and $360,000 for the three months ended December 31, 2008 and 2007, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of December 31, 2008 (and granted on or after the Company’s October 1, 2006 adoption of SFAS 123R) represents approximately $3,745,000 of potential future compensation expense. This $3,745,000 includes approximately $639,000 related to unvested performance options granted to certain Company executives for which the performance objectives were not met within the required time periods, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Note 5.

The Company’s 8,553,000 outstanding Plan Options all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a remaining life of approximately 2.2 years  and are further described below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

Grant date	Description	Total number of options outstanding	Vested portion of options outstanding	Exercise Price Per share	Expiration date

December 2004	Senior management	150,000	150,000	$1.21	July 2009
July 2005	Directors and senior management	1,400,000	1,400,000	$1.12	July 2010
July 2005	Employees excluding senior management	884,000	884,000	$1.12	July 2010
July 2006	Carl Silva – new director	50,000	50,000	$0.88	July 2010
Sept 2006	Directors and senior management	650,000	650,000	$0.71	Sept 2011
Sept 2006	Employees excluding senior management	649,000	649,000	$0.71	Sept 2011
February 2007	Auction Video acquisition – see note 2	35,000	17,500	$2.98	February 2009
March 2007	Employees excluding senior management	25,000	25,000	$2.28	March 2011
April 2007	Infinite Merger – see note 2	150,000	100,000	$2.50	April 2012
Sept 2007	Senior management employment contracts – see note 5	3,100,000	568,750	$1.73	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	50,000	50,000	$1.00	Dec 2011
Dec 2007	Employees excluding senior management	10,000	3,333	$1.00	Dec 2011
April 2008	Employees excluding senior management	25,000	None	$1.00	April 2012
May 2008	Employees excluding senior management	40,000	None	$1.00	May 2012
May 2008	Narrowstep – see note 9	400,000	None	$1.00	May 2013-May 2017
August 2008	Employees excluding senior management	435,000	None	$1.00	August 2012
Dec 2008	Employees excluding senior management	500,000	None	$1.00	Dec 2012
	Totals as of December 31, 2008	8,553,000	4,547,583

As of December 31, 2008, the Company had 2,416,582 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 immediately exercisable options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger and of which 14,808 have expired as of December 31, 2008.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2008, the Company had 1,841,558 outstanding and fully vested Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Year ended September 30, 2008	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January – December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

October 2005 – August 2006	295,000	$1.00	Oct 2009 – Aug 2010
March – September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July – September 2005	225,000	$1.10	July – Sept 2009
January – March 2005	215,000	$1.65	Jan – Feb 2009
January 2005	30,000	$2.50	January 2009
January 2005	50,000	$3.50	January 2009
December 2004	29,624	$3.376	Mar 2009 – Dec 2009
Year ended September 30, 2005	549,624

May 2004	35,000	$2.25	May 2009
Year ended September 30, 2004	35,000

Total Non Plan consultant options as of December 31, 2008	1,841,558

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2008, the Company had outstanding vested warrants, primarily issued in connection with various financings, to purchase an aggregate of 2,783,485 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees – common share offering – March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures -February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures – December 2004	737,114	$1.65	December 2009
Series A-10 Preferred – December 2004	909,083	$1.50	December 2009

Total warrants as of December 31, 2008	2,783,485

The warrants issued in connection with the sale of 8% Subordinated Convertible Debentures include a cashless exercise feature, which provides that, starting one year after issuance, in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. The number of shares of ONSM common stock that can be issued upon the exercise of these warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of the Company’s issued and outstanding common stock.

With respect to the warrants issued in connection with the sale of 8% Convertible Debentures and Additional 8% Convertible Debentures, the number of shares of ONSM common stock that can be issued upon the exercise of these $1.65 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 9.999% of the Company’s issued and outstanding common stock.

In December 2004, in connection with the sale of Series A-10 Preferred, the Company issued five-year warrants to purchase ONSM common stock at an exercise price of $1.50 per share. 909,083 of these warrants remain outstanding as of December 31, 2008.

The exercise prices of all of the above warrants are subject to adjustment for various factors, including in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. Such adjustment of the exercise price would in most cases result in a corresponding adjustment in the number of shares underlying the warrant. See Note 5 related to certain registration payment arrangements and related provisions contained in certain of the above warrants.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9: NARROWSTEP ACQUISITION

On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), a Delaware corporation with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. The initial Narrowstep Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008) and on September 23, 2008, the Company filed a combination Proxy/Form S-4 for the transaction with the SEC. As a result of the SEC’s comments, the Company filed an amended Proxy/Form S-4 on November 6, 2008. The SEC has provided the Company with comments on this amended Proxy/Form S-4, which Company management believes will not require a long period of time to address. However, the Merger Agreement may be terminated under certain specified events, including by either Onstream or Narrowstep if the Effective Time has not occurred on or prior to November 30, 2008. Onstream and Narrowstep are currently negotiating to extend this termination date, which negotiations may result in changes to other terms of the transaction.

Pursuant to the Merger Agreement, at the effectiveness of the Merger (the “Effective Time”), each outstanding share of Narrowstep common stock, par value $0.000001 per share (“Narrowstep Common Stock”), including shares issued under restricted stock awards, and other than shares held by stockholders who have perfected their appraisal rights under Delaware law, cancelled shares and shares held by any subsidiary of Narrowstep (collectively, the “Shares to be Converted”), will be converted into (i) shares of Onstream common stock, par value $0.0001 per share (“Onstream Common Stock”) based on an exchange ratio determined as described below and (ii) one contingent value right (a “Contingent Value Right”) having terms and conditions described below. Onstream Common Stock and Contingent Value Rights issued for Narrowstep Common Stock issued pursuant to certain restricted stock awards will be subject to any vesting conditions in those awards.

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
DECEMBER 31, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

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
DECEMBER 31, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

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

The Acquisition is subject to customary closing conditions, including obtaining the approval of Narrowstep’s and Onstream’s stockholders.  Each of Narrowstep and Onstream has agreed, unless the Merger Agreement is terminated earlier, to cause a stockholders meeting to be held, for the purpose of considering approval of the Merger and the Merger Agreement, with respect to Narrowstep’s stockholders and, among other things, for the purpose of considering approval of the issuance of Onstream’s common stock as provided in the Merger Agreement, with respect to Onstream’s stockholders. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Narrowstep may be required to pay a termination fee of $377,000 to Onstream.  Both Narrowstep and Onstream have entered into voting agreements (“Voting Agreements”) pursuant to which several significant stockholders have agreed to vote their shares in favor of the adoption of the Merger Agreement.  Pursuant to the Voting Agreements, the holders of approximately 35% of the Narrowstep Common Stock presently outstanding and approximately 41% of the Onstream Common Stock presently outstanding have agreed to vote their shares in favor of the adoption of the Merger Agreement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

NOTE 9: NARROWSTEP ACQUISITION (Continued)

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

All options are exercisable at the fair market value at the date of grant, but no less than $1.00 per share. The employment contract contains non-compete provisions and is for a minimum term of one year from the June 1, 2008 signing of the employment agreement and provides for 6 months severance in the event of termination without cause after that one year period. The Company has estimated the total compensation expense under the above arrangement to be approximately $302,000 for the initial year, which includes expected salary, expense reimbursement and minimum commission payments, as well as the fair value of the 400,000 guaranteed options, the latter calculated in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”, using the Black-Scholes model with the following assumptions: expected volatility of 79-90%, risk-free interest rate of 4.5%, expected dividends of $0 and expected term of 6.5 years, the average term of the related options. This total compensation expense excludes commissions and options that are contingent on increased sales.

The Board of Directors of Narrowstep selected W. Austin Lewis IV to act as the Stockholder Representative under the merger agreement and as the Contingent Value Rights Representative under the contingent value rights agreement.  Pursuant to the terms of the merger agreement and the contingent value rights agreement, Mr. Lewis is required to perform certain duties on behalf of the former stockholders of Narrowstep, including confirming or disputing the Company’s calculation of the exchange ratio under the merger agreement and the amount of consideration, if any, payable under the contingent value rights agreement.  Mr. Lewis is the principal owner of Lewis Asset Management Corp., Lewis Opportunity Fund and LAM Opportunity Fund, and as such the beneficial owner of approximately 5,694,799 shares of the Company’s common stock.  In addition, pursuant to the merger agreement, Lewis Asset Management Corp., Lewis Opportunity Fund and/or LAM Opportunity Fund will receive in aggregate approximately 1,767,387 additional shares of the Company’s common stock and 11,506,667 contingent value rights in exchange for the shares of Narrowstep common and preferred stock beneficially owned by them or expected to be owned by them on the effective date of the merger.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

NOTE 10: SUBSEQUENT EVENTS

During the period from January 1, 2009 through February 6, 2009, the Company recorded the issuance of 241,273 unregistered shares of common stock for financial consulting and advisory services. The services were provided over a period of three to six months, and will result in a professional fees expense of approximately $55,000 over the service period. None of these shares were issued to Company directors or officers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in this quarterly report on Form 10-Q.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 110 full time employees as of February 6, 2009, with operations organized in two main operating groups:

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

Fiscal 2009 Year to Date Highlights

We are currently party to a line of credit arrangement with a financial institution under which we can borrow up to an aggregate of $1.6 million for working capital, collateralized by our accounts receivable. We had received $1.2 million funding under this arrangement as of September 30, 2008 and we borrowed the remaining $400,000 available under this line during the three months ended December 31, 2008. The outstanding balance, reduced to $1,519,000 after principal repayments in February 2009, bears interest at prime plus 11% per annum, payable monthly in arrears.

Effective December 31, 2008, our Board of Directors authorized the sale and issuance of up to 100,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) and we sold two (2) investors an aggregate of 80,000 shares of Series A-12, with the purchase price paid via (i) the surrender of an aggregate of 60,000 shares of Series A-10 held by those two investors in exchange for an aggregate of 60,000 shares of Series A-12 plus (ii) the payment of additional cash aggregating $200,000 for an aggregate of 20,000 shares of Series A-12 (“Additional Shares”). In accordance with the terms of the Series A-12, we issued 235,294 common shares as payment of $64,000 dividends for the one year period ending December 31, 2009. In accordance with the terms of the Series A-12, after six months the holders may require us, to the extent legally permitted, to redeem any or all Series A-12 shares purchased as Additional Shares at the additional purchase price of $10.00 per share.  Shares of Series A-12 acquired in exchange for shares of Series A-10 have no redemption rights. Any shares of Series A-12 that are still outstanding as of December 31, 2009 will automatically convert into ONSM common shares.

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), a Delaware corporation with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. The initial Narrowstep Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008) and on September 23, 2008, we filed a combination Proxy/Form S-4 for the transaction with the SEC. As a result of the SEC’s comments, we filed an amended Proxy/Form S-4 on November 6, 2008. The SEC has provided us with comments on this amended Proxy/Form S-4, which we believe will not require a long period of time for us to address.  However, the Merger Agreement may be terminated under certain specified events, including by either Onstream or Narrowstep if the Effective Time has not occurred on or prior to November 30, 2008. Onstream and Narrowstep are currently negotiating to extend this termination date, which negotiations may result in changes to other terms of the transaction.

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

Results of Operations

Our consolidated net loss for the three months ended December 31, 2008 was approximately $7.1 million ($0.17 loss per share) as compared to a loss of approximately $1.7 million ($0.04 loss per share) for the corresponding period of the prior fiscal year, an increase in our loss of approximately $5.4 million (318%). The increased net loss was primarily due to a $5.5 million charge for impairment of goodwill and other intangible assets in the current fiscal year quarter (arising from the difference between our market capitalization, as adjusted, and our net book value — i.e., stockholders’ equity as reflected in our financial statements) versus no comparable amount in the corresponding prior fiscal year quarter.

In addition to the above, our consolidated results of operations for the three months ended December 31, 2008 as well as for the three months ended December 31, 2007 include a full three months of operating results for Auction Video and Infinite Conferencing. The acquisitions of those entities were completed by us on March 27, 2007 and April 27, 2007, respectively.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended December 31,
	2008	2007
Revenue:

DMSP and hosting	9.1%	6.1%
Webcasting	35.7	35.9
Audio and web conferencing	40.1	40.0
Network usage	12.4	14.1
Other	2.7	3.9
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	3.5%	2.4%
Webcasting	10.5	10.7
Audio and web conferencing	9.8	7.7
Network usage	5.4	5.5
Other	3.1	3.7
Total costs of revenue	32.3%	30.0%

Gross margin	67.7%	70.0%

Operating expenses:
Compensation	54.9%	54.3%
Professional fees	9.1	16.0
Other general and administrative	13.8	15.0
Impairment loss on goodwill and other intangible assets	125.6	-
Depreciation and amortization	25.0	23.4
Total operating expenses	228.4%	108.7%

Loss from operations	(160.7)%	(38.7)%

Other income (expense), net:
Interest income	-%	-%
Interest expense	(3.2)	(0.1)
Other income, net	0.7	0.4
Total other income (expense), net	(2.5)%	(0.3)%

Net loss	(163.2)%	(38.4)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	Three months ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent

Total revenue	$4,379,197	$4,452,307	$(73,110)	(1.6)%
Total costs of revenue	1,412,877	1,333,537	79,340	5.9%
Gross margin	2,966,320	3,118,770	(152,450)	(4.9)%

General and administrative expenses	3,410,239	3,798,368	(388,129)	(10.2)%
Impairment loss on goodwill and other intangible assets	5,500,000	—	5,500,000	—
Depreciation and amortization	1,093,376	1,041,308	52,068	5.0%
Total operating expenses	10,003,615	4,839,676	5,163,939	106.7%

Loss from operations	(7,037,295)	(1,720,906)	5,316,389	308.9%

Other (expense) income	(108,102)	12,356	(120,458)	(974.9)%

Net loss	$(7,145,397)	$(1,708,550)	$5,436,847	318.2%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.4 million for the three months ended December 31, 2008, a decrease of approximately $0.1 million (2%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, partially offset by increased revenues of the Digital Media Services Group.

Audio and Web Conferencing Services Group revenues were approximately $2.3 million for the three months ended December 31, 2008, a decrease of approximately $0.1 million (5%) from the corresponding period of the prior fiscal year. This decrease primarily was a result of decreased network usage service fees from the EDNet division, which we believe resulted from higher than normal production activity by our customers in the comparable prior year quarter in an attempt to mitigate the impact of the threatened Hollywood actor’s strike, which strike did ultimately occur in the last part of that December 2007 quarter and extended into the March 2008 quarter.

In August 2008, we announced that our Infinite division signed a reseller agreement with Copper Conferencing, one of the nation’s leading, carrier-class conferencing services providers for small and medium-sized businesses. Under the new agreement, Infinite will provide Copper Conferencing with its audio and web conferencing services, as well as customized applications. In October 2008, we announced the hiring of Mr. Scott Lee, an experienced executive in sales and other strategic areas, as Vice President, Business Development for Infinite. Based on the Copper Conferencing relationship and our expectations that under Mr. Lee’s direction, the Infinite sales force will focus on entering into agreements with similar organizations to provide Infinite’s audio and web conferencing services, we expect the fiscal 2009 revenues of the Audio and Web Conferencing Services Group (for the year as a whole) to exceed the corresponding fiscal 2008 amounts, although such increase cannot be assured.

Digital Media Services Group revenues were approximately $2.0 million for the three months ended December 31, 2008, which represented an increase of 2.5% over the corresponding period of the prior fiscal year. This increase was due to an approximately $125,000 (46%) increase in DMSP and hosting division revenues over the corresponding period of the prior fiscal year, partially offset by decreased Webcasting division revenues. This increased DMSP and hosting division revenues were comprised of (i) an approximately $63,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division and (ii) an approximately $107,000 increase in DMSP “Store and Stream” revenues.

Although we continued to see increasing revenues generated via a single reseller of our financial webcasts, as noted in prior quarters, the increase in revenues from this customer for the first quarter of fiscal 2009 over the first quarter of fiscal 2008 was only approximately $34,000, as compared to an approximately $510,000 increase from this customer for fiscal 2008 as compared to fiscal 2007.

The number of webcasts produced increased to approximately 1,900 webcasts for the three months ended December 31, 2008, versus approximately 1,550 webcasts for the corresponding period of the prior fiscal year. However, since most of the 350 event increase was attributable to audio events with a lower per-event cost than video events, the average revenue per webcast event decreased to approximately $817 for the current fiscal year period as compared to approximately $998 for the prior fiscal year period.

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

We have made the following announcements with respect to our government related sales activity:

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

•
In November 2007 we announced that we had been awarded a stake in a three-year Master Services Agreement (MSA) by the State of California to provide video and audio streaming services to the state and participating local governments. We recognized related revenues of approximately $140,000 for the year ended September 30, 2008 and $25,000 for the three months ended December 31, 2008.

•
In August 2008 we announced that we had been awarded three new multi-year public sector webcasting services contracts with the United States Nuclear Regulatory Commission (NRC), California State Department of Technology Services (DTS), and California State Board of Equalization (BOE), for an allocated total of $1.5 million in contract awards.  We are servicing these contracts in cooperation with Akamai, as one of their resellers. We recognized related revenues of approximately $103,000 for the year ended September 30, 2008 and $60,000 for the three months ended December 31, 2008.

We have recently completed several feature enhancements to our proprietary webcasting platform, including embedded Flash video and animations as well as a webinar service providing the means to hold a virtual seminar online in real time and both audio and video editing capabilities. Additional upgrades expected include storage and search of webcasts in the DMSP by March 2009.

We recently announced an upgrade to our webcasting service, featuring broadcast quality video using the industry standard 16:9 aspect ratio, which we named Visual Webcaster HD™. The new upgrade includes the ability to use high definition cameras and other HD sources input via SDI (Serial Digital Interface) into our encoders, providing a broadcast-quality experience. In addition, we have recently launched iEncode™, a full-featured, turnkey, standalone webcasting solution, designed to operate inside a corporate LAN environment with multicast capabilities.  Initial releases of both Visual Webcaster HD and iEncode are available and they will be fully compatible with the DMSP for archiving, intelligent indexing and retrieval, after an upgrade scheduled for March 2009 or before.

As of December 31, 2008, we had approximately 278 monthly recurring subscribers to the “Store and Stream” application of the DMSP, which was developed as a focused interface for small to medium business (SMB) clients, as compared to 135 subscribers as of December 31, 2007. We expect this DMSP customer base to continue to grow, especially as a result of our February 2009 launch of “Streaming Publisher”, an additional version of the DMSP platform. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The new Streaming Publisher upgrade to the DMSP directly addresses the developing online video advertising market and includes features such as automated transcoding (the ability to convert media files into multiple file formats), player gallery (the ability to create various video players and detailed usage reports), as well as advanced permissions, security and syndication features. Users of the basic Store and Stream version of the DMSP may easily upgrade to the Streaming Publisher version for a higher monthly fee.

In addition to the development of these additional features and products, we have made progress on our development of an enhanced video search function, which is now referred to as Video Search Engine Optimization (VSEO). VSEO is based on the software and hardware infrastructure purchased primarily from Autonomy/Virage plus the allocation of internal resources from our programming and development professionals.  VSEO is expected to be released during calendar 2009.

In addition to the “Store and Stream” and “Streaming Publisher” applications of the DMSP, we are working with several entities assisting us in the deployment via the DMSP of enabling technologies necessary to create social networks with integrated professional and user generated multimedia content, such as found on YouTube, MySpace and other similar platforms.

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

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office. In August 2008 and February 2009, the U.S. Patent Office issued non-final rejections of the claims pending in the first of the two applications. We believe that our claims have merit and accordingly have filed a formal appeal to the latest non-final rejection. Regardless of this, our management has determined that an unsuccessful appeal or a final rejection of these claims would not have a material adverse effect on our financial position or results of operations. The U.S. Patent Office has taken no formal action with regard to the second of the two applications. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, as well as a result of sales of the recently launched Streaming Publisher version of the DMSP we expect the fiscal 2009 DMSP and hosting revenues (for the year as a whole) to exceed the corresponding fiscal 2008 amounts, although such increase cannot be assured.

In October 2008, we announced the hiring of Mr. Daniel Debaun, an experienced executive in sales and other strategic areas, as Vice President, Business Development for the iEncode product. In February 2009, as ongoing iEncode sales began, Mr. DeBaun’s role was redefined for him to be a focused commissioned agent for the iEncode product, and we expect sales from that product to increase in fiscal 2009.  We also expect increased webcasting and other revenues as a result of increased government contract activity, including the items noted above. Therefore, due to these anticipated increases in both DMSP and hosting revenues, as well as webcasting revenues, we expect the fiscal 2009 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2008 amounts, although such increase cannot be assured.

The proposed acquisition of Narrowstep, if consummated as anticipated by April 2009, will also increase the fiscal 2009 revenues of the Digital Media Services Group, as compared to corresponding fiscal 2008 amounts. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide.

Consolidated gross margin was approximately $3.0 million for the three months ended December 31, 2008, a decrease of approximately $152,000 (5%) from the corresponding period of the prior fiscal year. This decrease was primarily due to approximately $186,000 less gross margin from the Audio and Web Conferencing Services Group corresponding to the $122,000 decrease in Audio and Web Conferencing Services Group revenues as discussed above, as well as decreased gross margin percentage on those revenues from 75.3% to 70.8%. A primary reason for this decrease was the October 2008 implementation at our Infinite division of an order by the Federal Communications Commission that required conference calling companies to charge and remit Universal Service Fund (USF) contribution payments on customer usage associated with conference calls, which had an adverse impact on our previous pricing structure.

The consolidated gross margin percentage was 67.7% for the three months ended December 31, 2008, versus 70.0% for the corresponding period of the prior fiscal year.

Based on our expectations of increased sales as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2009 (for the year as a whole) to exceed the prior fiscal year amounts, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $10.0 million for the three months ended December 31, 2008, an increase of approximately $5.2 million (107%) over the prior fiscal year, primarily due to a charge for goodwill impairment in the current fiscal year quarter versus no comparable amount in the corresponding prior fiscal year quarter, partially offset by a decline in professional fees expense in the current fiscal year quarter as compared to that amount in the corresponding prior fiscal year quarter.

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Acquired Onstream as of December 31, 2008, including an assessment of the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Although, based on these factors, the first step of the two step testing process of Acquired Onstream’s net assets (which include the DMSP) indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of  recent substantial volatility in the capital markets, our stock price and market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than Onstream’s net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of SFAS 142, we recorded a non-cash expense, for the impairment of its goodwill and other intangible assets, of $5.5 million for the three months ended December 31, 2008. Furthermore, since the most recent impairment review was completed, our stock price and market value have continued to decline, which may result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets.

Professional fee expense for the three months ended December 31, 2008 was approximately $312,000 (44%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to lower non-cash expenses related to equity-based compensation (shares and options) paid for financial and other consulting services.

Although, as a result of increased revenues and gross margin, we expect our consolidated operating expenses for fiscal year 2009 to exceed the corresponding prior year amounts, we expect that percentage increase (for the year as a whole and excluding the impact of current and potential future goodwill impairment charges) to be less than the percentage increase in the gross margin dollars for fiscal year 2009, although this cannot be assured.

Other (Expense) Income

Other expense of approximately $108,000 for the three months ended December 31, 2008 represented additional expense of $120,000 as compared to other income of approximately $12,000 for the three months ended December 31, 2007. This additional expense was primarily related to an increase in interest expense of approximately $133,000, arising from a much higher level of interest bearing debt as of December 31, 2008 as compared to December 31, 2007. As of December 31, 2008, we had outstanding interest bearing debt with a total face amount of approximately $3.1 million, which was primarily comprised of (i) $1.6 million in borrowings outstanding for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at prime plus 8% (prime plus 11% from December 2, 2008), (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million at December 31, 2008 and incurring interest expense at 12% per annum and (iii) notes payable to former shareholders of Infinite Conferencing, with a balance of $308,399 at December 31, 2008 and incurring interest expense at 12% per annum. In addition to these interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts. As compared to the approximately $3.1 million as of December 31, 2008, our interest bearing debt totaled approximately $900,000 as of December 31, 2007.  We also anticipate our interest expense during fiscal 2009 to be greater than the corresponding prior year amounts.

Liquidity and Capital Resources

Our financial statements for the three months ended December 31, 2008 reflect a net loss of approximately $7.1 million, although cash provided by operations for that period was approximately $9,000. Although we had cash of approximately $615,000 at December 31, 2008, working capital was a deficit of approximately $1.9 million at that date.

During the three months ended December 31, 2008, we obtained financing from two primary sources – a) a line of credit arrangement (the “Line”) collateralized by our accounts receivable, under which we have borrowed a total of $1.6 million as of December 31, 2008 ($400,000 during the three months then ended) and b) $200,000 in gross cash proceeds from our sale of Series A-12 preferred in December 2008.

The maximum allowable borrowing amount under the Line is now $1.6 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance bears interest at prime plus 11%, payable monthly in arrears. The outstanding principal under the Line may be repaid at any time, but no later than December 2009, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The Company has not been in compliance with certain loan covenants through December 31, 2008, and certain other loan terms during January and February 2009 (which have since been cured) although the lender has granted waivers through those dates.

In accordance with the terms of the Series A-12, at any time after June 30, 2009 until it automatically converts to ONSM common shares on December 31, 2009, the holders may require us, to the extent legally permitted, to redeem up to $200,000 of the Series A-12 shares currently outstanding. We prepaid the dividends on all shares of Series A-12 currently outstanding ($800,000 stated value)  through the December 31, 2009 conversion date via the December 2008 issuance of 235,294 shares of our common stock.

In accordance with the terms of our acquisition of Infinite Conferencing, we agreed that in the event the accumulated gross proceeds of the sale of certain shares issued in connection with that acquisition were less than a contractually defined amount, we would pay the difference. On March 12, 2008, we executed promissory notes (the “Infinite Notes”) in satisfaction of that obligation, which had a remaining principal balance due of $308,399 plus accrued interest at 12% per annum as of December 31, 2008. Additional payments of $50,000 (fifty thousand dollars) are due on the 10th of the following six months plus a final payment of $8,399 plus accrued interest of approximately $77,000 is due on July 10, 2009. The Infinite Notes are collateralized by all of our assets other than accounts receivable and are subordinated to the first $4.0 million of our debt outstanding from time to time.

We are currently obligated under convertible Notes with a face value of $1.0 million which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due The next interest payment date is April 30, 2009 and the principal is not due before June 2011. The Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the Lender’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity, interest on the Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

We are also obligated under 2 capital leases: (i) a capital lease for software payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum, plus $91,855 of past due payments related to this lease and (ii) a capital lease for audio conferencing equipment payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

We believe that we could obtain additional financing based on approximately $650,000 collateralized by software and equipment purchased and paid for by us during the past year, which is not included in the $1.5 million of software and equipment identified as collateral for the currently outstanding convertible debentures. Although we have made no arrangements for this financing and cannot assure that we would be able to ultimately obtain it and if we did obtain it, on what terms, we believe that this is a potentially viable alternative to obtain sufficient capital resources to fund our continued operations.

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), a Delaware corporation with most of its employees and facilities located in the United Kingdom. Narrowstep is a provider of Internet TV services supporting content providers, broadcasters, telecommunications companies and corporations worldwide. The merger is not expected to be consummated until at least April 2009. Furthermore, the Merger Agreement may be terminated under certain specified events, including by either Onstream or Narrowstep if the Effective Time has not occurred on or prior to November 30, 2008. Onstream and Narrowstep are currently negotiating to extend this termination date, which negotiations may result in changes to other terms of the transaction.

The current terms of the Merger Agreement call for a minimum issuance of 10.1 million ONSM common shares, as well as the assumption of certain Narrowstep warrants. In addition, we could be required to issue up to an additional 9.9 million ONSM common shares, subject to the achievement of certain revenues from the Narrowstep business during the eighteen-month period beginning six months after the consummation of the merger.

Prior to the consummation of the merger, we expect to incur incremental acquisition-related costs of approximately $506,000 payable in cash, of which approximately $462,000 had been included in other non-current assets on our balance sheet as of December 31, 2008, including approximately $268,000 paid as of that date. Additional cash closing costs of approximately $194,000 will be incurred once the merger is consummated.  If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Narrowstep may be required to pay us a termination fee of $377,000.

In connection with, and in anticipation of, the acquisition, we entered into an employment contract with an individual who was employed by Narrowstep as a consultant upon the signing of the Definitive Agreement and will become an employee (and the Managing Director) of Narrowstep on the Effective Date, although our obligations under the contract are not contingent on the closing of the merger. The employment contract contains non-compete provisions and is for a minimum term of one year from the June 1, 2008 signing of the employment contract and provides for 6 months severance in the event of termination without cause after that one year period.  The terms of this contract include base fees/salary of $20,000 per month (pro-rated for initial part-time service), a recoverable draw of $2,000 per month for the first six months, to be deducted from future paid commissions if applicable, commissions of 1% on Narrowstep’s sales that are 25% above annualized existing revenue and 2% on sales that are 50% above annualized existing revenue, reimbursement of travel and moving expenses up to $16,000, as well as certain option grants.

In addition, in November 2008 Narrowstep invoiced us approximately $372,000 for Narrowstep’s equipment alleged to be in our custody as of that date. Although we have acknowledged possession of at least some of this equipment, we have not agreed to a payment for that equipment and believe that if a payment were made it would be substantially less than the Narrowstep invoice. This matter is not reflected on our financial statements.

Although Narrowstep reported cash used in operating activities of approximately $3.6 million for the nine months ended November 30, 2008, this included a number of one-time expenses associated with the termination of leases and other commitments as well as expenses related to the merger. In addition, Narrowstep reported cash and cash equivalents totaling approximately $668,000 as of November 30, 2008 and has committed to selling preferred shares for additional cash proceeds of $1.0 million prior to the merger.

Although Narrowstep has agreed to significantly reduce its costs related to leases, public company costs, professional fees and  other selling and administrative expenses, Narrowstep’s recent 10-Q reported a net loss of approximately $848,000 and a comprehensive loss after currency adjustments of approximately $1.1 million for the three months ended November 30, 2008. Therefore, we anticipate that the operations of Narrowstep could still be generating operating cash deficits at the time the merger is consummated. In addition, it is possible that we will need to incur additional cash expenses in connection with capital expenditures needed to continue or expand those operations. However, we believe that the anticipated Narrowstep cash balance as of the consummation of the merger, including the additional proceeds from Narrowstep’s sale of preferred shares as discussed above, will be sufficient to fund such operating cash deficits and capital expenditures until such time as the Narrowstep operations are at least cash flow neutral, although this cannot be assured.

Projected capital expenditures for the next twelve months total approximately $2.0 million which includes software development and hardware upgrades to the DMSP, software development and hardware upgrades to the webcasting system (including iEncode) and software and hardware upgrades to the audio and web conferencing infrastructure. This total includes the payment of approximately $354,000 reflected by us as accounts payable at December 31, 2008 (which will not be reflected as capital expenditures in our cash flow statement until paid).  This total does not include capital expenditures that may be necessary as a result of the Narrowstep acquisition, as discussed above. In addition, certain of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely.

As of February 6, 2009, there were approximately 681,000 registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices from $1.00 to $1.10 per share. The closing ONSM share price was $0.19 per share on February 6, 2009.

Our accumulated deficit was approximately $109.4 million at December 31, 2008. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

Other than working capital which may become available to us through the exercise of outstanding options and warrants, from further borrowing against our equipment or from the Narrowstep Merger, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that we will be able to further borrow against our equipment, that the Narrowstep Merger will be consummated (or that it will generate the anticipated cash) or that we will increase our revenues and/or control our expenses to a level sufficient to continue and/or provide positive cash flow.

We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease. Although we believe there is a market for the DMSP, which had approximately 315 monthly recurring subscribers as of February 6, 2009, the current level of DMSP and hosting revenues ($1.4 million for the year ended September 30, 2008 and $397,000 for the three months ended December 31, 2008) is less than our related operating expenses plus continuing development and other capital costs and we do not know when, if ever, that we will generate sufficient revenues from this product to cover those costs and expenses. As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

As of February 6, 2009, we have estimated that, absent any reduction in our current and planned expenditure levels, we would require an approximately 14% increase in our consolidated revenues, as well as approximately $850,000 incremental financing or equity proceeds, in order to adequately fund those expenditures (including debt service and anticipated capital expenditures) through September 30, 2009. We have implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. The costs associated with these actions were contemplated in the above calculations. However, in the event we are unable to achieve these revenue increases within the required time frames, or are unable to obtain the financing as described above, we have identified decreases in our current level of expenditures that we would implement and that we believe would be sufficient to allow us to operate through September 30, 2009. Although our revenues for the first of the three quarters referred to above have yet to be determined, during February 2009, we took actions that we expect will reduce our previously anticipated personnel and certain other operating costs by approximately $65,000 per month, which savings are expected to be realized starting immediately and increasing to the target amount on or before April 30, 2009. We will closely monitor our revenue and other business activity through the remainder of the second quarter of fiscal 2009 to determine if further cost reductions or other activity is considered necessary.

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

Cash provided by operating activities was approximately $9,000 for the three months ended December 31, 2008, as compared to approximately $114,000 provided by operations for the corresponding period of the prior fiscal year. The $9,000 reflects our net loss of approximately $7.1 million, reduced by approximately $6.9 million of non-cash expenses included in that loss as well as by approximately $234,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the three months ended December 31, 2008 is primarily due to an approximately $246,000 increase in accounts payable. This compares to a net decrease in non-cash working capital items of approximately $57,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the three months ended December 31, 2008 were $5.5 million arising from a charge for impairment of goodwill and other intangible assets, $1.1 million of depreciation and amortization, approximately $179,000 of employee compensation expense arising from the issuance of stock and options and approximately $110,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $363,000 for the three months ended December 31, 2008 as compared to approximately $114,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities related to the acquisition of property and equipment.

Cash provided by financing activities was approximately $295,000 for the three months ended December 31, 2008 as compared to approximately $459,000 for the corresponding period of the prior fiscal year. Current and prior period financing activities primarily related to net proceeds from notes payable, net of repayments. The current period also included proceeds from the sale of A-12 preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $19.6 million at December 31, 2008, representing approximately 71% of our total assets and 93% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2008 includes approximately $1.1 million (net of depreciation) related to the DMSP.

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

We follow a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than Onstream’s net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations. Since our stock price and market value have continued to decline after December 31, 2008, we will closely monitor and evaluate all such factors as of March 31, 2009 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

ITEM 4.         CONTROLS AND PROCEDURES

Limitations on the effectiveness of controls

We are responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of external financial statements in accordance with generally accepted accounting principles. However, all control systems, no matter how well designed, have inherent limitations. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, omissions, errors or even fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting:

As required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, we have carried out an evaluation of changes in our company's internal control over financial reporting during the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Effective December 31, 2008, our Board of Directors authorized the sale and issuance of up to 100,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) and we sold to two (2) investors an aggregate of 80,000 shares of Series A-12 have a stated value of $10.00 per share, with the purchase price paid via (i) the surrender of an aggregate of 60,000 shares of Series A-10 held by those two investors plus (ii) the payment of additional cash aggregating $200,000. In accordance with the terms of the Series A-12, in December 2008 we issued 235,294 common shares as payment of $64,000 dividends for the one year period ending December 31, 2009. In accordance with the terms of the Series A-12, after six months the holders may require us, to the extent legally permitted, to redeem any or all Series A-12 shares purchased as additional shares at the additional purchase price of $10.00 per share.  Shares of Series A-12 acquired in exchange for shares of Series A-10 have no redemption rights. Any shares of Series A-12 that are still outstanding as of December 31, 2009 will automatically convert into ONSM common shares at a conversion price of $1.00 per common share. None of these shares were issued to Company directors or officers.

In February 2009, we issued 305,023 unregistered shares of common stock for consulting, financial advisory and legal services. The services are being provided over a three to six month period and will result in a professional fees expense of approximately $77,000 over the service period. None of these shares were issued to Company directors or officers.

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

Date: February 17, 2009

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer