Form 10-Q
period 2009-03-31
Onstream Media CORP
filed 2009-05-15
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
       (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of May 8, 2009 the registrant had issued and outstanding 43,755,610 shares of common stock.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at March 31, 2009 and Consolidated Balance Sheet at September 30, 2008	4

Unaudited Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2009 and 2008	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 31, 2009	6

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2009 and 2008	7 – 8

Notes to Unaudited Consolidated Financial Statements	9 – 53

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	54 – 71

Item 4 - Controls and Procedures	72

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	73

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3 – Defaults upon Senior Securities	73

Item 4 – Submission of Matters to a Vote of Security Holders	73

Item 5 – Other Information	74

Item 6 - Exhibits	74

Signatures	74

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2009. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements

  ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$505,839	$674,492
Accounts receivable, net of allowance for doubtful accounts of $108,754 and $30,492, respectively	2,552,664	2,545,450
Prepaid expenses	293,961	328,090
Inventories and other current assets	127,812	172,111
Total current assets	3,480,276	3,720,143

PROPERTY AND EQUIPMENT, net	3,242,834	4,056,770
INTANGIBLE ASSETS, net	2,878,306	3,731,586
GOODWILL, net	16,496,948	21,696,948
OTHER NON-CURRENT ASSETS	159,985	639,101
Total assets	$26,258,349	$33,844,548

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,704,125	$3,059,376
Amounts due to shareholders and officers	109,419	109,419
Deferred revenue	123,045	128,715
Notes and leases payable – current portion, net of discount	1,838,613	1,774,264
Series A-12 Convertible Preferred stock – redeemable portion, net of discount	188,000	-
Total current liabilities	5,963,202	5,071,774

Notes and leases payable, net of current portion	80,412	109,151
Convertible debentures, net of discount	832,662	795,931
Total liabilities	6,876,276	5,976,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, -0- and 74,841 issued and outstanding, respectively	-	8
Series A-12 Convertible Preferred stock, par value $.0001 per share, authorized 100,000 shares, 80,000 and -0- issued and outstanding, respectively	8	-
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 43,478,110 and 42,625,627 issued and outstanding, respectively	4,348	4,262
Additional paid-in capital	130,751,686	130,078,354
Unamortized discount	(36,000)	(20,292)
Accumulated deficit	(111,337,969)	(102,194,640)
Total stockholders’ equity	19,382,073	27,867,692
Total liabilities and stockholders’ equity	$26,258,349	$33,844,548

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
REVENUE:
DMSP and hosting	$868,489	$728,897	$471,114	$456,920
Webcasting	2,913,536	2,889,398	1,349,348	1,291,949
Audio and web conferencing	3,653,021	3,598,456	1,896,052	1,818,782
Network usage	1,031,935	1,144,606	490,195	516,645
Other	294,877	377,253	175,952	202,007
Total revenue	8,761,858	8,738,610	4,382,661	4,286,303

COSTS OF REVENUE:
DMSP and hosting	307,298	243,658	152,047	137,528
Webcasting	905,646	965,312	444,352	488,764
Audio and web conferencing	863,486	700,169	433,447	357,903
Network usage	454,976	472,197	220,686	227,688
Other	262,106	357,555	130,103	193,471
Total costs of revenue	2,793,512	2,738,891	1,380,635	1,405,354

GROSS MARGIN	5,968, 346	5,999,719	3,002,026	2,880,949

OPERATING EXPENSES:
General and administrative:
Compensation	4,909,122	5,014,043	2,505,283	2,597,424
Professional fees	661,754	1,183,115	263,156	472,142
Write off deferred acquisition costs	540,007	-	540,007	-
Impairment loss on goodwill and other intangible assets	5,500,000	-	-	-
Other	1,209,704	1,341,596	601,902	670,819
Depreciation and amortization	2,011,451	2,099,781	918,075	1,058,474
Total operating expenses	14,832,038	9,638,535	4,828,423	4,798,859

Loss from operations	(8,863,692)	(3,638,816)	(1,826,397)	(1,917,910)

OTHER (EXPENSE) INCOME, NET:
Interest income	-	1,781	-	803
Interest expense	(262,472)	(29,789)	(123,292)	(23,418)
Other income, net	33,599	57,671	2,521	39,922

Total other (expense) income, net	(228,873)	29,663	(120,771)	17,307

Net loss	$(9,092,565)	$(3,609,153)	$(1,947,168)	$(1,900,603)

Loss per share – basic and diluted:
Net loss per share	$(0.21)	$(0.09)	$(0.04)	$(0.05)
Weighted average shares of common stock outstanding – basic and diluted	43,058,202	42,168,872	43,366,728	42,205,763

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2009
(unaudited)

	Series A- 10 Preferred Stock		Series A- 12 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2008	74,841	$8	-	$-	42,625,627	$4,262	$130,078,354	$(20,292)	$(102,194,640)	$27,867,692
Issuance of shares, warrants and options for consultant services	-	-	-	-	272,871	28	71,839	-	-	71,867
Issuance of shares and options for employee services	-	-	-	-	-	-	430,137	-	-	430,137
Issuance of Series A-12 preferred	-	-	80,000	8	-	-	199,998	-	-	200,006
Surrender of Series A-10 preferred for Series A-12 preferred	(60,000)	(6)	-	-	-	-	-	-	-	(6)
Reclassification of redeemable portion of Series A-12 preferred as a liability	-	-	-	-	-	-	(200,000)	16,000	(4,000)	(188,000)
Common shares issued for interest and fees on convertible debentures	-	-	-	-	158,000	16	69,504	-	-	69,520
Dividends accrued or paid on Series A-10 preferred	2,994	-	-	-	7,957	-	37,894	20,292	(34,764)	23,422
Conversion of Series A-10 preferred to common shares	(17,835)	(2)	-	-	178,361	18	(16)	-	-	-
Dividends accrued or paid on Series A-12 preferred					235,294	24	63,976	(52,000)	(12,000)	-
Net loss	-	-	-	-	-	-	-	-	(9,092,565)	(9,092,565)

Balance, March 31, 2009	-	$-	80,000	$8	43,478,110	$4,348	$130,751,686	$(36,000)	$(111,337,969)	$19,382,073

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,092,565)	$(3,609,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,011,451	2,099,781
Impairment loss on goodwill and other intangible assets	5,500,000	-
Write off deferred acquisition costs	540,007	-
Compensation expenses paid with equity	430,136	719,736
Amortization of deferred professional fee expenses paid with equity	114,822	625,050
Amortization of discount on convertible debentures	36,731	-
Amortization of discount on notes payable	12,110	3,736
Interest expense paid in common shares and options	31,103	-
Bad debt expense	81,902	6,407
Gain from settlements of obligations and sales of equipment	(32,246)	(16,199)
Net cash (used in) operating activities, before changes in current assets and liabilities	(366,549)	(170,642)
Changes in current assets and liabilities, net of effect of acquisitions:
(Increase) Decrease in accounts receivable	(130,089)	15,228
Decrease (Increase) in prepaid expenses	17,140	(14,300)
(Increase) in other current assets	(1,998)	(1,979)
Decrease (Increase) in inventories	(16,205)	6,993
Increase (Decrease) in accounts payable and accrued liabilities	852,430	(119,315)
(Decrease) in deferred revenue	(5,670)	(115,788)
Net cash provided by (used in) operating activities	349,059	(399,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(555,899)	(330,293)
Narrowstep acquisition costs (written off to expense in March 2009)	(147,649)	-
Net cash (used in) investing activities	(703,548)	(330,293)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued)

	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and notes payable, net of expenses	$443,378	$882,055
Proceeds from sale of A-12 preferred shares, net of expenses	200,000	-
Repayment of loans, notes and leases payable	(457,542)	(271,578)
Net cash provided by financing activities	185,836	610,477

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,653)	(119,619)

CASH AND CASH EQUIVALENTS, beginning of period	674,492	560,230

CASH AND CASH EQUIVALENTS, end of period	$505,839	$440,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$144,637	$49,331

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligation arising for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$-	$958,399
Issuance of shares, warrants and options for consultant services	$71,867	$744,443
Issuance of shares and options for employee services	$430,137	$719,737
Issuance of A-10 preferred shares for A-10 dividends	$29,938	$27,679
Issuance of common shares for A-12 dividends	$64,000	$-
Issuance of common shares for interest	$69,520	$-
Issuance of common shares for A-10 preferred shares and dividends	$186,318	$-
Issuance of A-12 preferred shares for A-10 preferred shares	$600,000	$-
Purchase of software and equipment with payment to vendor deferred past established trade terms, pending Company obtaining financing	$-	$178,336

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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
MARCH 31, 2009

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

Liquidity

The consolidated financial statements have been presented on the basis that the Company is an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $111.3 million as of March 31, 2009. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2008, ONSM had a net loss of approximately $6.6 million, although cash provided by operations for that period was approximately $69,000. For the six months ended March 31, 2009, ONSM had a net loss of approximately $9.1 million, although cash provided by operations for that period was approximately $349,000. Although the Company had cash of approximately $506,000 at March 31, 2009, working capital was a deficit of approximately $2.5 million at that date.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During February 2009, the Company took actions to reduce its personnel and certain other operating costs by approximately $65,000 per month, which savings are partially reflected in the operating results for the three and six months ended March 31, 2009 and are expected to be fully realized during the three months ended June 30, 2009. During April 2009, the Company obtained $750,000 incremental financing proceeds plus a commitment to fund an additional $250,000 – see Note 9. The Company has estimated that, absent any further reductions in its current and planned expenditure levels, and after considering the effects of the above noted cost reductions and incremental financing, it would require an approximately 15-18% increase in its consolidated revenues for the remaining two quarters of fiscal 2009, versus the comparable prior year periods, in order to adequately fund those expenditures (including debt service and anticipated capital expenditures) through September 30, 2009.

The Company has implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event the Company is unable to achieve these revenue increases within the required time frames, it believes that a combination of identified decreases in its current level of expenditures that it would implement and the raising of additional capital in the form of debt and/or equity that it believes it could obtain from identified sources would be sufficient to allow the Company to operate through September 30, 2009. Effective April 1, 2009, the Company began to identify and implement certain infrastructure and other cost savings. The Company will closely monitor its revenue and other business activity through the remainder of the third quarter of fiscal 2009 to determine if further cost reductions, the raising of additional capital or other activity is considered necessary.

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

Bad Debt Reserves

Where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due from it, and thereby reduces the receivable to an amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $109,000 and $30,000, at March 31, 2009 and September 30, 2008, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, "Fair Value Measurements", which is discussed in “Effects of Recent Accounting Pronouncements” below. Effective October 1, 2008, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities, identified based on the definition of a financial instrument contained in SFAS 107, “Disclosures about Fair Value of Financial Instruments”. This definition includes a contract that imposes a contractual obligation on the Company to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. The Company has determined that the Equipment Notes discussed in Note 4 and the Series A-12 (preferred stock) discussed in Note 6 are financial liabilities subject to the accounting and disclosure requirements of SFAS 157.

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

The Company has determined that there are no Level 1 inputs for determining the fair value of the Equipment Notes and the Series A-12. However, the Company has determined that the fair value of the Equipment Notes and the Series A-12 may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by the Company under its line of credit arrangement (the “Line”) as discussed in Note 4 and the value of conversion rights contained in those arrangements, based on the same Black Scholes valuation model used by the Company to value its options and warrants. The Company has also determined that the fair value of the Equipment Notes and the Series A-12 may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, the Company has determined that there was no material difference between the carrying value and the fair value of the Equipment Notes and the Series A-12 as of October 1, 2008 or as of March 31, 2009 and therefore no adjustment for the effect of SFAS 157 was made to the Company’s financial statements as of March 31, 2009 or for the six months then ended.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Software

Included in property and equipment is computer software developed for internal use, including the Digital Media Services Platform (“DMSP”) – see notes 2 and 3.  Such amounts have been accounted for in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force pronouncement (“EITF”) 00–2 “Accounting for Web Site Development Costs”.  Such costs are amortized on a straight-line basis over three to five years, commencing when the related asset has been substantially placed in service.

Goodwill and other intangible assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, are amortized to expense over their estimated useful lives, although they are still subject to review and adjustment for impairment.

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
MARCH 31, 2009

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
MARCH 31, 2009

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
MARCH 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $169,000 and $272,000 for the six months ended March 31, 2009 and 2008, respectively.

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

Accordingly, no income tax benefit was recorded in the Company’s consolidated statement of operations as a result of the net tax losses for the year ended September 30, 2008 or for the six months ended March 31, 2009.  The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of its fiscal year beginning October 1, 2007. However, as of the date of such adoption and as of March 31, 2009, the Company has not taken, nor recognized the financial statement impact of, any material tax positions, as defined by FIN 48. The Company’s policy is to recognize as non-operating expense interest or penalties related to income tax matters at the time such payments become probable, although it had not recognized any such material items in its statement of operations for the six months ended March 31, 2009 or 2008. The tax years ending September 30, 2005 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

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
MARCH 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

For the six and three months ended March 31, 2009 and 2008, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 15,208,519 and 14,664,063 at March 31, 2009 and 2008, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2009 have been excluded from the calculation of weighted average shares outstanding: (i) 80,000 shares of Series A-12 Convertible Preferred Stock (“Series A-12”) which could potentially convert into 80,000 shares of ONSM common stock and (ii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 1,250,000 shares of ONSM common stock (excluding interest). The potential dilutive effects of the following convertible securities previously outstanding at March 31, 2008 were excluded from the calculation of weighted average shares outstanding: 71,963 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could have potentially converted into 719,630 shares of ONSM common stock.

Equity Compensation to Employees and Consultants

The Company has a stock based compensation plan for its employees (the “Plan”). In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the six and three months ended March 31, 2009 and 2008 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. There were no Plan options granted during the six or three months ended March 31, 2009 requiring the Company’s valuation using the Black-Scholes model. For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2007, the expected volatility rate was 78% to 79%, the risk-free interest rate was 4.1% to 4.3%, expected dividends were $0 and the expected term was 4 to 6.5 years, the full term of the related options. There were no Plan options granted during the three months ended March 31, 2008 requiring the Company’s valuation using the Black-Scholes model.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants (continued)

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed as professional fees at the time the services contemplated by the options are provided to the Company. There were no Non-Plan options granted during the six or three months ended March 31, 2009 requiring the Company’s valuation using the Black-Scholes model. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2007, the expected volatility rate was 79%, the risk-free interest rate was 6.25%, expected dividends were $0 and the expected term was 4 years, the full term of the related options. There were no Non-Plan options granted during the three months ended March 31, 2008 requiring the Company’s valuation using the Black-Scholes model.

See Note 8 for additional information related to all stock option issuances.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accounts payable and accrued liabilities includes approximately $699,000 and $555,000 as of March 31, 2009 and September 30, 2008, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

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
MARCH 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2008. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of March 31, 2009 and the results of their operations and cash flows for the six and three months ended March 31, 2009 and 2008. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2009.

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
MARCH 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The requirements of SFAS 141R will be effective for the Company’s fiscal year beginning October 1, 2009 and early adoption is prohibited. Under the provisions of SFAS 141R, the Company would have recorded as expense the $462,090 of acquisition-related costs included in other non-current assets on its balance sheet as of December 31, 2008 – $418,058 of this expense would have been recorded prior to September 30, 2008 and the remaining $44,032 would have been recorded during the three months ended December 31, 2008. These costs were included in the $540,007 write off of deferred acquisition costs reflected in the Company’s results of operations for the three and six months ended March 31, 2009. The Company is currently evaluating any additional impact SFAS 141R may have on its financial statements.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	March 31, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$11,100,887	$-	$11,100,887	$12,000,887	$-	$12,000,887
Acquired Onstream	4,121,401	-	4,121,401	8,421,401	-	8,421,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	16,496,948	-	16,496,948	21,696,948	-	21,696,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,383,604	(1,687,035)	2,696,569	4,583,604	(1,275,000)	3,308,604
Auction Video - customer lists, patent pending and consulting/non- competes	1,086,754	(905,017)	181,737	1,174,827	(751,845)	422,982
Total intangible assets	5,470,358	(2,592,052)	2,878,306	5,758,431	(2,026,845)	3,731,586

Total goodwill and other acquisition-related intangible assets	$21,967,306	$(2,592,052)	$19,375,254	$27,455,379	$(2,026,845)	$25,428,534

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
MARCH 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

At the closing of the Infinite Merger, the Company entered into a lock-up agreement with the former Infinite shareholders that limited the extent and timing of their sale of the 1,376,622 ONSM shares issued to them and also provided that in the event that the accumulated gross proceeds of the sale of first 50% of those shares was less than $2.0 million, the Company would pay the difference in registrable ONSM common shares, or cash to the extent required by certain restrictions. On December 27, 2007, the former Infinite shareholders notified the Company that the first 688,311 shares had been sold by them for $1,041,601, which would have required an additional payment by the Company in cash or shares of approximately $958,399. The Company recorded the liability on its financial statements as of that date, which was offset by a reduction in additional paid in capital, and on March 12, 2008 executed collateralized promissory notes payable to the former Infinite shareholders in final settlement of this obligation – see note 4.

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
MARCH 31, 2009

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
MARCH 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

As discussed in “Testing for Impairment” below, the initially recorded goodwill for Infinite Conferencing of approximately $12.0 million was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce the carrying value of that goodwill to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $1.1 million, were included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the six months ended March 31, 2009.

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

The Company allocated $2,046,996 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into the Company’s DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes,  with depreciation over a three-year life commencing April 2007 – see Note 3. Future cost savings for Auction Video services to be provided to Onstream Media customers existing prior to the acquisition were valued at $250,000 and were amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $46,996.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

Subsequent to the Auction Video acquisition, the Company began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to its UGV (User Generated Video) technology. In April 2008, the Company revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office. In August 2008 and February 2009, the U.S. Patent Office issued non-final rejections of the claims pending in the first of the two applications. As a result of the Company’s formal appeal of the non-final rejection, the U.S Patent Office has granted the Company a re-hearing of its patent claims by a different examiner group within the U.S. Patent Office, which re-hearing the Company expects to be scheduled and/or to occur in May 2009. Regardless of this, the Company’s management has determined that a final rejection of these claims would not have a material adverse effect on the Company’s financial position or results of operations. The U.S. Patent Office has taken no formal action with regard to the second of the two applications.

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

In connection with the acquisition, the Company entered into three consulting contracts with three key Auction Video employees, two of which expired as of February 28, 2008 and third which expired as of February 28, 2009. The third such contract included a two-year option grant to one of the consultants for the purchase of up to 35,000 common shares with an exercise price of $2.98 per share (fair market value at the date of closing) and vesting over two years, which expired as of February 28, 2009. The consulting contracts contain non-compete provisions with a minimum term of two years from the acquisition closing.

As discussed in “Testing for Impairment” below, the carrying value of the initially recorded identifiable intangible assets acquired as part of the Auction Video Acquisition were determined to be impaired as of December 31, 2008 and a $100,000 adjustment was made to reduce the carrying value of those intangible assets to approximately $200,000 as of that date.  This $100,000 adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the six months ended March 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Acquired Onstream – December 23, 2004

On October 22, 2003 the Company executed an agreement and plan of merger agreement with privately held Onstream Media Corporation (“Acquired Onstream”) to acquire the remaining 74% of Acquired Onstream not already owned by the Company. On December 23, 2004, after approval by a majority of the Company’s shareholders in a duly constituted meeting, Acquired Onstream was merged with and into OSM Acquisition Inc., a Delaware corporation and the Company’s wholly owned subsidiary (the “Onstream Merger”). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by the Company were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. The Company also issued common stock options to directors and management as additional compensation at the time of and for the Onstream Merger, accounted for in accordance with APB 25.

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
MARCH 31, 2009

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

As discussed in “Testing for Impairment” below, the initially recorded goodwill for Acquired Onstream of approximately $8.4 million was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date.  This adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the six months ended March 31, 2009.

Testing for Impairment

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. The Company performed impairment tests on Infinite Conferencing as of April 27, 2008 and Acquired Onstream as of December 31, 2008.  The Company assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, the Company concluded that there was no impairment of Infinite Conferencing’s net assets as of April 27, 2008. Although the first step of the two step testing process of Acquired Onstream’s net assets (which include the DMSP) preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of  recent substantial volatility in the capital markets, the Company's stock price and market value had decreased significantly and as of December 31, 2008, the Company's market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than its net book value (i.e., stockholders’ equity as reflected in the Company’s financial statements). Based on this condition, and in accordance with the provisions of SFAS 142, the Company recorded a non-cash expense, for the impairment of its goodwill and other intangible assets of $5.5 million for the three months ended December 31, 2008. As discussed above, this $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite Conferencing, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

None of the Company’s reporting units with significant goodwill or intangible assets were scheduled for a recurring annual impairment review during the March 31, 2009 quarter and as of March 31, 2009, the Company had noted no business or other conditions that would indicate the necessity for interim “step one” testing of individual reporting units for impairment. Therefore, the comparison of the Company's market capitalization to its net book value as of March 31, 2009 was not considered to be relevant at that date. However, if the Company’s stock price and market value continue at the March 31, 2009 levels or decline further, this may result in future non-cash impairment charges to the Company’s results of operations related to its goodwill and other intangible assets.

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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31,	September 30,	Useful Lives
	2009	2008	(Years)
Equipment and software	$10,282,588	$10,096,433	1-5
DMSP	5,561,376	5,256,575	3-5
Travel video library	1,368,112	1,368,112	2
Capitalized internal use software	912,835	771,485	3-5
Furniture, fixtures and leasehold improvements	475,857	475,857	2-7
	18,600,768	17,968,462
Less: Accumulated depreciation and amortization	(15,357,934)	(13,911,692)
Net book value	$3,242,834	$4,056,770

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization expense for property and equipment was approximately $1,446,000 and $1,400,000 for the six months ended March 31, 2009 and 2008, respectively. Depreciation and amortization expense for property and equipment was approximately $704,000 and $709,000 for the three months ended March 31, 2009 and 2008, respectively. The travel video library was fully depreciated as of September 30, 2008 and as of March 31, 2009. Furniture, fixtures and leasehold improvements reflected aggregate remaining net book value of approximately $51,000 and $35,000 as of September 30, 2008 and as of March 31, 2009, respectively. The net book value of the DMSP was approximately $1.4 million and $906,000 as of September 30, 2008 and as of March 31, 2009, respectively.

The DMSP is comprised of four separate “products”, which are transcoding, storage, search/retrieval and distribution. A limited version of the DMSP, with three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) of the DMSP’s carrying cost began and continued until the fourth product was placed in service during October 2006, at which time the Company began to depreciate 100% of the DMSP’s carrying cost.  This initial version of the DMSP offered for sale to the general public since October 2006 is known as the “Store and Stream” version. In connection with the development of a second version of the DMSP with additional functionality and known as “Streaming Publisher”, the Company has capitalized as part of the DMSP’s carrying cost approximately $458,000 of employee compensation, payments to contract programmers and related costs as of March 31, 2009, including $273,000 and $146,000 capitalized during the six and three months ended March 31, 2009, respectively.

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

Capitalized internal use software as of March 31, 2009 includes approximately $354,000 of employee compensation and related costs related to the development of iEncode webcasting software, including $141,000 and $67,000 capitalized during the six and three months ended March 31, 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures

During the period from June 3, 2008 through July 8, 2008 the Company received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Lenders”), under a software and equipment financing arrangement. The Company issued notes to those Lenders (the “Equipment Notes”), which are collateralized by specifically designated software and equipment owned by the Company with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other Company assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Lenders received 10,000 restricted ONSM common shares for each $100,000 lent to the Company, and will also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at the Company’s option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2008, the Company elected to issue 158,000 unregistered shares of common stock in lieu of $48,740 cash interest on these Equipment Notes for the period from June 2008 through October 2008. These shares were recorded as interest expense of $69,520 on the Company’s books, based on the fair value of those shares on the issuance date. The next interest due date after that was April 30, 2009, although this payment has been delayed by mutual agreement with individuals representing a majority of the Lenders, pending the Company’s negotiations with those individuals as to a possible modification of the terms of these Equipment Notes.

The Company may prepay the Equipment Notes, which have a three (3) year maturity date, at any time upon ten (10) days' prior written notice to the Lenders during which time the Lender may choose to convert the Equipment Note.  In the event of such repayment, all interest accrued and due for the remaining unexpired loan period is due and payable and may be paid in cash or restricted ONSM common shares in accordance with the above formula.

The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. Lenders holding in excess of 50% of the outstanding principal amount of the Equipment Notes may declare a default and may take steps to amend or otherwise modify the terms of the Equipment Notes and related security agreement.

The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their three (3) year maturity date, at the Lender’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Equipment Notes are converted prior to maturity, interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Convertible Debentures (continued)

Fees were paid to placement agents and finders for their services in connection with the Notes in aggregate of 101,250 restricted ONSM common shares and $31,500 paid in cash. The 101,250 shares plus the 100,000 shares issued to the investors discussed above had a fair market value of approximately $186,513. The value of these 201,250 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and are being amortized as interest expense over the three year term of the Equipment Notes. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment is made in common shares instead of cash.

Although the minimum conversion price was established in the Equipment Notes at $0.80 per ONSM share, the quoted market price was approximately $0.93 per ONSM share at the time the material portion of the proceeds ($950,000 out of $1 million total) were received by the Company (including releases of funds previously placed in escrow) and the related Equipment Notes were issued (June 3-5, 2008). However, the quoted market price per ONSM share was $0.81 on April 30, 2008, $0.84 on May 20, 2008 and back to $0.80 by June 27, 2008, less than one month after the issuance of the related Equipment Notes. Therefore, the Company has determined that the $0.80 per share conversion price in the Equipment Notes was materially equivalent to fair value at the date of issuance, which was the intent of all parties when the deal was originally discussed between them in late April and early May 2008. Accordingly, the Company determined that there was not a beneficial conversion feature included in the Equipment Notes and did not record additional discount in that respect.

Notes Payable

Notes payable consist of the following as of March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Note payable to a financial institution, collateralized by accounts receivable, interest at prime plus 8% (prime plus 11% from December 2008), payable monthly. Revolving line of credit expiring December 2009.	$1,589,015	$1,200,000
Notes payable to former Infinite shareholders, collateralized by subordinated liens on all assets other than accounts receivable, principal payable in monthly installments through July 2009, interest at 12% per annum payable at maturity	158,399	458,399
Capitalized software and equipment leases	209,932	248,809
Total notes payable	1,957,346	1,907,208
Less: discount on notes payable	(38,321)	(23,793)
Notes payable, net of discount	1,919,025	1,883,415
Less: current portion, net of discount	(1,838,613)	(1,774,264)
Long term notes payable, net of current portion	$80,412	$109,151

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

In December 2007, the Company entered into a line of credit arrangement (the “Line”) with a financial institution under which it could borrow up to an aggregate of $1.0 million for working capital, collateralized by its accounts receivable. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and the Company has received $1.2 million and $1.589 million funding under the Line as of September 30, 2008 and March 31, 2009, respectively. The outstanding balance bears interest at prime plus 8% per annum (prime plus 11% from December 2, 2008), payable monthly in arrears. The Company paid initial origination and commitment fees aggregating $20,015 and in August 2008 paid an additional commitment fee of $6,000 related to the increase in the lending limit. A commitment fee of $16,000 was paid on the one year anniversary of the initial commitment and will be due for any subsequent year. The outstanding principal may be repaid at any time, but no later than two (2) years after the date of the agreement, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice. Mr. Leon Nowalsky, a member of the Company’s Board of Directors, is also a founder and board member of the lender.

The Line is also subject to the Company maintaining an adequate level of receivables, based on certain formulas, as well as its compliance with debt service coverage and minimum tangible net worth covenants. Although the balance outstanding during January 2009 and part of February 2009 was in excess of the allowable borrowing amount based on the formulas discussed above, principal payments made in February 2009 reduced the outstanding balance so that it no longer exceeded the allowable borrowing amount. The lender has waived any breach related to these past overages. In addition, the Company received waivers from the lender with respect to lack of compliance with the tangible net worth covenant as of March 31, 2008, with respect to the tangible net worth and debt service to cash flow covenants as of June 30, 2008 and for the quarter then ended, with respect to the tangible net worth and debt service to cash flow covenants as of September 30, 2008 and for the quarter then ended, with respect to the tangible net worth and debt service to cash flow covenants as of December 31, 2008 and for the quarter then ended and with respect to the tangible net worth and debt service to cash flow covenants as of March 31, 2009 and for the quarter then ended.

The lender must approve any additional debt incurred by the Company, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the lender has approved the Infinite Notes issued by the Company in March 2008 with an initial amount of $858,399 as discussed below, the $1.0 million aggregate debt for Equipment Notes the Company issued in June and July 2008, as discussed above, the Company’s December 2008 issuance of the Series A-12 Redeemable Convertible Preferred Stock with a stated value of $800,000, as discussed in Note 6 and the Company’s April 2009 issuance of the Rockridge Note for a face value of up to $1.0 million, as discussed in Note 9.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

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

On February 14, 2008, the Company paid $100,000 against the above obligation. On March 12, 2008, the Company executed promissory notes (the “Infinite Notes”) payable to the Infinite Shareholders for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid monthly from April 2008 through May 2009. Additional payments of (iii) $50,000 (fifty thousand dollars) will be due on June 10, 2009 and (iv) the final payment of $8,399 plus approximately $68,000 interest (including approximately $66,000 accrued as of March 31, 2009) will be due on July 10, 2009.

The Infinite Notes are collateralized by all of the Company’s assets other than accounts receivable and are subordinated to the first $4.0 million of Company debt outstanding from time to time. The Infinite Notes may be prepaid without penalty and all principal and interest thereunder is payable in cash.  The Infinite Notes provide that if any of certain identified events of default occur, which includes a scheduled payment not made and remaining unpaid after five days notice from the Infinite Shareholders, then or at any time during the continuance of the event of default, the Infinite Shareholders, at their option, may accelerate the maturity of the Infinite Notes and require all accrued interest and other amounts to become immediately due and payable.  The Company also paid $7,500 of the Infinite Shareholders' legal expenses related to this matter, which the Company recorded, along with its own legal expenses in the matter, as a note discount which is being amortized as interest expense over the term of the Infinite Notes.

As part of the Onstream Merger, the Company assumed a capital lease for software, which had an outstanding principal balance of $6,563 and $26,121 as of March 31, 2009 and September 30, 2008, respectively. The balance is payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum. Accounts payable includes $102,941 and $79,692 of past due payments related to this lease at March 31, 2009 and September 30, 2008, respectively. See Note 2.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $166,625 and $222,688 as of March 31, 2009 and September 30, 2008, respectively. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

During January 2009, the Company entered into a capital lease for telephone equipment, which had an outstanding principal balance of $36,744 as of March 31, 2009. The balance is payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Narrowstep acquisition termination – On May 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), which Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008). The terms of the Merger Agreement, as amended, allowed that if the Effective Time did not occur on or prior to November 30, 2008, the Merger Agreement could be terminated by either the Company or Narrowstep at any time after that date provided that the terminating party was not responsible for the delay. On March 18, 2009, the Company terminated the Merger Agreement and the acquisition of Narrowstep.

As a result of this termination, the Company recorded the write-off of certain acquisition-related costs in its operating results for the six and three months ended March 31, 2009 (see Note 1). In addition, the Company may incur additional future costs and expenses not included in this write-off, as follows: (i) satisfaction of a compensation agreement entered into by the Company in contemplation of this merger, (ii) satisfaction of an invoice from Narrowstep for certain equipment alleged to be in the Company’s custody and (iii) satisfaction of certain other damages asserted by Narrowstep. These items are discussed below.

In connection with, and in anticipation of, the Narrowstep acquisition, the Company entered into an employment contract effective June 1, 2008 with an individual who was employed by Narrowstep as a consultant upon the signing of the Merger Agreement and was intended to become an employee (and the Managing Director) of Narrowstep on the Effective Date, although the Company’s obligations under the contract were not contingent on the closing of the merger. The employment contract contained non-compete provisions and is for a minimum term of one year from the June 1, 2008 signing of the employment agreement and provides for 6 months severance in the event of termination without cause after that one year period. Since Narrowstep compensated this individual for all amounts that would be due under the contract through March 18, 2009, the Company will only be obligated to compensate this individual for the $20,000 per month base salary/fee due under this contract from March 18, 2009, which the Company will recognize as professional fees expense as paid. Furthermore, the Company has entered into a new contract with this individual for services in another Company division, which will be effective June 1, 2009, and those new terms are discussed below, under Consultant Contracts.

The initial June 1, 2008 contract included four-year term (from vesting) option grants for the purchase of 400,000 common ONSM shares, vesting over four years at 100,000 per year. The options are exercisable at the fair market value at the date of grant, but no less than $1.00 per share. The Company recognized the fair value of the 400,000 guaranteed options in its results of operations since June 2008, on a ratable basis over the option vesting period and calculated in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”, using the Black-Scholes model with the following assumptions: expected volatility of 79-90%, risk-free interest rate of 4.5%, expected dividends of $0 and expected term of 6.5 years, the average term of the related options. As part of the new June 1, 2009 contract, the 300,000 unvested options granted under the June 1, 2008 contract were cancelled and a new four-year term (from vesting) option grant was made for the purchase of 400,000 common ONSM shares, vesting over four years at 100,000 per year, exercisable at the fair market value at the date of grant, but no less than $0.50 per share.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Narrowstep acquisition termination (continued) – In November 2008 Narrowstep invoiced the Company approximately $372,000 for Narrowstep’s equipment alleged to be in the Company’s custody as of that date. Although the Company acknowledged possession of at least some of this equipment, it has not agreed to a payment for that equipment and believes that if a payment were made it would be substantially less than the Narrowstep invoice. Accordingly, this matter is not reflected as a liability on the Company’s financial statements. Furthermore, the Company received approximately $32,000 in merchandise credit for certain of this equipment, which credit was recorded as a reduction of the Company’s write-off of acquisition costs for the six and three months ended March 31, 2009 and is considered to be a valid offset to certain amounts included in that write-off but the Company believes should have been paid by Narrowstep. Also, in addition to these costs, the Company believes that it could seek reimbursement from Narrowstep of certain compensation and other general and administrative costs reflected in the Company’s operating expenses through March 31, 2009 (i.e., not segregated as part of the specific write-off of acquisition costs), since they were incurred in direct support of Narrowstep operations.

On April 16, 2009 Narrowstep issued a press release announcing that it is seeking $14 million and other damages from the Company, as a result of the Company’s alleged actions in connection with the termination of the agreement to acquire Narrowstep. This demand was made in the form of a letter issued by Narrowstep’s counsel, although to the best of the Company’s knowledge, no formal lawsuit has been filed by Narrowstep. After reviewing the demand letter issued by Narrowstep’s counsel, the Company believes that Narrowstep has no basis in fact or in law for any claim. Accordingly, this matter is not reflected as a liability on the Company’s financial statements.

NASDAQ letters regarding share price listing requirement – The Company received a letter from NASDAQ dated January 4, 2008 indicating that it had 180 calendar days, or until July 2, 2008, to regain compliance with Marketplace Rule 4310(c)(4) (the “Rule”), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The NASDAQ letter indicated that the Company’s non-compliance with the Rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days.  On July 3, 2008, the Company received a letter from NASDAQ stating that the Company was not considered compliant with the Rule as of that date, but because the Company met all other initial listing criteria for the NASDAQ Capital Market, it was granted an additional 180 calendar days, or until December 30, 2008, to regain compliance with the Rule. On October 22, 2008, the Company received a letter from NASDAQ stating that NASDAQ had recently suspended enforcement of the bid price listing requirement through January 19, 2009, which on December 19, 2008 was extended to April 20, 2009 and on March 24, 2009 was again extended to July 20, 2009.  As a result, all companies presently in a bid price compliance period will remain at the same stage of the process they were when the NASDAQ announced the suspension and will not be subject to delisting for that concern, and accordingly the Company will have until at least October 6, 2009 to regain compliance with this requirement. The Company might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the October 6, 2009 deadline.  The closing ONSM share price was $0.27 per share on May 8, 2009.

The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants) issued by the Company from December 2004 through April 2006, plus the common shares issued in connection with the April 2007 Infinite Merger, contain penalty clauses if the Company’s common stock is not traded on NASDAQ or a similar national exchange – See further discussion below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

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

The $1.65 warrants provide that if the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under these transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007, although 1,128,530 of the warrants are still outstanding as of March 31, 2009 – see Note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements (continued) – During March and April 2007, the Company sold an aggregate of 4,888,889 restricted common shares at $2.25 per share for total gross proceeds of approximately $11.0 million. This private equity financing was arranged by the Company to partially fund the Infinite Merger – see Note 2. These shares were included in a registration statement declared effective by the SEC on June 15, 2007.  The Company is required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision. In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then the Company is liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard  (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company has concluded that (i) the terms discussed in the three preceding paragraphs above are registration payment arrangements as defined in the applicable accounting pronouncements, (ii) based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of March 31, 2009, that material payments under these registration payment arrangements are not probable, and (iii) therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of May 8, 2009, which condition could eventually affect its NASDAQ listing status, as discussed above.

Registration rights - The Company has granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 were included in a registration statement declared effective by the SEC on June 15, 2007 and as of May 8, 2009 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, since the unregistered shares were originally issued in March 2007, they may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights (continued) – The Company has granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of May 8, 2009 the Company has not received any demand for the registration of the balance.  As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, the unregistered shares were originally issued in November and December 2006 and may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14. See Note 6 regarding a consulting contract entered into by the Company with the principal and beneficial owner of the lending entity.

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

Consultant contracts – The Company has entered into a new consulting contract with an individual it previously contracted with in connection with the terminated Narrowstep acquisition, for services to be performed for another Company division. This new consulting contract, which will be effective June 1, 2009, and supersedes the previous contract, calls for base compensation of $175,000 per year plus $25,000 per year provided certain current revenue levels are maintained. In addition the Company has agreed to pay a travel allowance of $3,000 to $5,000 per month for up to the first thirteen months of the contract, plus a one-time $15,000 moving expenses reimbursement. Termination of the contract without cause before the end of the two-year contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice. The contract is renewable by mutual agreement of the parties with six months notice to the other. As part of the new contract, the 300,000 unvested options granted under the previous contract were cancelled and a new four-year term (from vesting) option grant was made for the purchase of 400,000 common ONSM shares, vesting over four years at 100,000 per year, exercisable at the fair market value at the date of grant, but no less than $0.50 per share.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Consultant contracts (continued) – Effective October 1, 2008, the Company entered into an agreement with a major shareholder, requiring the issuance of approximately 120,000 unregistered shares for financial consulting and advisory services, of which the company has recorded the issuance of 60,000 and 30,000 shares, and related professional fee expense, for the six and three months ended March 31, 2009, respectively. The services related to the remaining 60,000 shares will be provided over a 6 month period, and will result in a professional fees expense of approximately $15,000 over that service period, based on the current market value of an ONSM common share. During the period from April 1, 2009 through May 8, 2009, and in addition to 20,000 shares related to the consultant contract discussed above, the Company recorded the issuance of another 257,500 shares and 100,000 4-year options exercisable at $0.50 per share for financial consulting and advisory services to be rendered primarily after March 31, 2009, but in some cases under agreements entered into or authorized on or before March 31, 2009 – see Note 9. None of these shares were or will be issued to Company directors or officers.

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
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance (continued) – As part of the above employment agreements, the Executives are eligible for a performance bonus, based on meeting revenue and cash flow objectives. In connection with this bonus program, the Company’s Compensation Committee and Board of Directors granted each of the Executives Plan Options to purchase an aggregate of 220,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. Up to one-half of these shares will be eligible for vesting on a quarterly basis and the rest annually, with the total grant allocated over a two-year period starting October 1, 2007. Vesting of the quarterly portion is subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per the Company’s statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. Vesting of the annual portion is subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 30% for the fiscal year over the prior year.

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

The Company has determined that the performance objectives were met for the quarter ended December 31, 2007 but that they were not met for the remaining three quarters of fiscal 2008 nor were they met for the year ended September 30, 2008. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during fiscal 2008 and as a result the Company recognized compensation expense of approximately $80,000 for the three months ended December 31, 2007, related to the vested quarterly portion of these options. Another $160,000 and $80,000 recorded as compensation expense for the six and three months ended March 31, 2008, respectively, related to the pro-rata quarterly share of the annual portion of these options expected to be earned by the executives based on the quarterly results was reversed by the Company during the three months ended September 30, 2008, based on the annual results.

The Company has determined that the performance objectives were not met for the quarter ended December 31, 2008 or the quarter ended March 31, 2009 and as a result the Company recognized no compensation expense for the six or three months ended March 31, 2009, related to these performance options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts and Severance (continued) – Under the terms of the above employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, the Company would be obligated to pay each of the Executives an amount equal to three times the Executive’s base salary plus full benefits for a period of the lesser of (i) three years from the date of termination or (ii) the date of termination until a date one year after the end of the initial employment contract term. The Company may defer the payment of all or part of this obligation for up to six months, to the extent required by Internal Revenue Code Section 409A. In addition, if the five day average closing price of the common stock is greater than or equal to $2.50 per share on the date of any termination or change in control, all options previously granted the Executive(s) will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and the Company will pay all taxes for the Executive(s).  If the five-day average closing price of the common stock is less than $2.50 per share on the date of any termination or change in control, the options will remain exercisable under the original terms.

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
MARCH 31, 2009

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

Bandwidth and Co-Location Facilities Purchase Commitments - Effective July 1, 2008, the Company entered into a two-year long distance bandwidth rate agreement with a national CDN (content delivery network) company, which includes a minimum purchase commitment of approximately $200,000 per year. The Company is in compliance with this agreement, based on comparing the Company’s purchases through March 31, 2009 to the corresponding pro-rata share of that commitment. The Company has also entered into various agreements with a national co-location facilities company, for an aggregate minimum purchase commitment of approximately $27,000 per month, expiring at various times through September 2009.

Long Distance Purchase Commitment - Effective January 15, 2006, EDNet entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a telephone services purchase commitment of approximately $120,000 per year. On September 13, 2007, this agreement was extended to add another two years, for a total term of four years. The Company is in compliance with this agreement, based on comparing the Company’s purchases through March 31, 2009 to the corresponding pro-rata share of that commitment.

Lease Commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $51,400. The leases, with expiration dates ranging from 2009 to 2010, provide for renewal options and annual increases. Total rental expense for all operating leases was approximately $394,000 and $364,000 for the six months ended March 31, 2009 and 2008, respectively. Total rental expense for all operating leases was approximately $186,000 and $192,000 for the three months ended March 31, 2009 and 2008, respectively.  Future minimum lease payments required under these non-cancelable leases as of March 31, 2009, excluding the capital lease obligations discussed in Note 4, total approximately $854,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (continued) – The Company’s three-year operating lease for its principal executive offices in Pompano Beach, Florida expires September 15, 2010. The monthly base rental is currently approximately $21,400 (including the Company's share of property taxes and common area expenses) with annual five percent (5%) increases. The lease provides for one two-year renewal option with 5% annual increases.

The Company’s five-year operating lease for office space in San Francisco expires April 30, 2014.  The monthly base rental (including month-to-month parking) is approximately $16,600 with annual increases up to 4.4%. The lease provides a one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after the first year, at the Company’s option, with six (6) months notice and a payment of no more than approximately $44,000.

The Company’s annual operating lease for office space in New York City expires December 31, 2009.   The monthly base rental is approximately $6,600.  The Company’s annual operating lease for its Infinite Conferencing location in New Jersey expires July 31, 2009. The monthly base rental is approximately $6,800.

Software purchase and royalty commitment – On March 31, 2008 the Company agreed to pay $300,000 (plus a $37,500 annual support fee) for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging and other DMSP services. The initial $56,250 payment due under this perpetual license agreement was paid in July 2008 and the remaining obligation of $281,250 is included in accounts payable at September 30, 2008 and March 31, 2009. In connection with this license, the Company also agreed to pay a 1% royalty on revenues arising from the use, licensing or offering of the functionality of this software to its customers, to the extent such revenue exceeds certain levels, subject to a minimum amount per transaction and only to the extent the calculated royalty exceeds the perpetual license payment. The Company is not yet liable for any royalty payments under this agreement.

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
MARCH 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Auction Video Japan office - On December 5, 2008 the Company entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of the Company’s outstanding assets and liabilities connected with that operation, in exchange for non-exclusive rights to sell Onstream Media products in Japan and be compensated on a commission-only basis. As a result, the Company recognized other income of approximately $45,000 for the six months ended March 31, 2009, which is the difference between the assumed liabilities of approximately $84,000 and the assumed assets of approximately $39,000. It is the opinion of management that any further developments with respect to this shut down or the above agreement will not have a material adverse effect on the Company’s financial position or results of operations. See Note 2.

NOTE 6:  CAPITAL STOCK

Common Stock

Effective January 1, 2008, the Company entered into an agreement with a major shareholder (in excess of 5% beneficial Company ownership) requiring the issuance of approximately 240,000 unregistered shares for financial consulting and advisory services, of which the company has recorded the issuance of 90,000 shares, and related professional fee expense, for the year ended September 30, 2008 and 30,000 shares for the three months ended December 31, 2008.  Although all previous and future compensation under that contract was cancelled as the result of an agreement made between that shareholder and the Company and considered effective December 31, 2008, the final signatures were not obtained on the necessary documentation until early 2009. Accordingly, this cancellation was reflected as the January 2009 reversal of approximately $80,000 previously recorded professional fee expense as well as a corresponding reduction of additional paid-in capital.

During the six months ended March 31, 2009, the Company issued 272,871 unregistered shares valued at approximately $67,000 and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 3 months. None of the shares were issued to Company directors or officers and these amounts are after the reduction for the cancellation previously recorded consulting shares as discussed above.

During the six months ended March 31, 2009, the Company recorded the issuance of certain options to purchase 8,333 of its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $5,000. This was the pro-rata share of total options to purchase 50,000 shares issued to Mr. Leon Nowalsky, director, in December 2007 as compensation for services to be rendered by him in connection with his appointment to the board. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $115,000 and $625,000 for the six months ended March 31, 2009 and 2008, respectively, and approximately $5,000 and $255,000 for the three months ended March 31, 2009 and 2008, respectively.

As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $183,000 in deferred equity compensation expense at March 31, 2009, to be amortized over the remaining periods of service of up to 19 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

The Company recognized compensation expense (and a corresponding increase in additional paid in capital) of approximately $430,000 and $720,000 for the six months ended March 31, 2009 and 2008, respectively, and approximately $251,000 and $360,000 for the three months ended March 31, 2009 and 2008, respectively, in connection with options issued to its employees to purchase its common shares. See Note 5 (employment contracts and severance) and Note 8.

During the six months ended March 31, 2009, the Company issued 158,000 shares valued at $69,520 in connection with interest on the Equipment Notes – see Note 4.

During the six months ended March 31, 2009, the Company issued 178,361 shares in connection with the conversion of Series A-10 preferred as well as 243,251 shares in payment of dividends on Series A-10 and Series A-12 preferred, both issuances discussed in more detail below.

Preferred Stock

As of September 30, 2008, the only preferred stock outstanding was Series A-10 Convertible Preferred Stock (“Series A-10”). As of March 31, 2009, the only preferred stock outstanding was Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”).

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

The estimated fair value of warrants given in connection with the initial sale of the Series A-10 (see Note 8), plus the Series A-10’s beneficial conversion feature, was allocated to additional paid in capital and discount. The discount was amortized as a dividend over the four-year term of the Series A-10, with the final $20,292 amortized during the three months ended December 31, 2008 and the six months ended March 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

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

Effective December 31, 2008, the Company sold two (2) investors an aggregate of 80,000 shares of Series A-12, with the purchase price paid via (i) the surrender of an aggregate of 60,000 shares of Series A-10 held by those two investors and having a stated value of $10.00 per A-10 share in exchange for an aggregate of 60,000 shares of Series A-12 plus (ii) the payment of additional cash aggregating $200,000 for an aggregate of 20,000 shares of Series A-12 (“Additional Shares”). $100,000 of this cash was received on December 31, 2008 and the remaining $100,000 was received on January 2, 2009.

In accordance with the terms of the Series A-12, dividends are payable in advance in the form of ONSM common shares, using the average closing bid price of those shares for the five trading days immediately preceding the Series A-12 purchase closing date. Accordingly, the Company issued 235,294 common shares as payment of $64,000 dividends for the one year period ending December 31, 2009, which was allocated to additional paid in capital and discount on the Company’s December 31, 2008 balance sheet. The discount is being amortized as a dividend over the one-year term of the Series A-12.

In accordance with the terms of the Series A-12, after six months the holders may require the Company, to the extent legally permitted, to redeem any or all Series A-12 shares purchased as Additional Shares at the additional purchase price of $10.00 per share.  Shares of Series A-12 acquired in exchange for shares of Series A-10 have no redemption rights.  Accordingly, the Company has reflected $188,000 of the Series A-12 as a current liability on its March 31, 2009 balance sheet, which is the $200,000 redeemable portion of the Series A-12, net of a pro-rata share of the total unamortized discount. See Note 9 with respect to redemption of 10,000 Series A-12 Additional Shares after March 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

The above structure reflects changes made by the Company during the fiscal year ending September 30, 2008, as follows: (i) the previously existing Web Communications Services Group, which contained the Webcasting, Travel and Infinite divisions, was discontinued (ii) the Webcasting and Travel divisions were added to the already existing Digital Media Services Group and (iii) the EDNet division was removed from the Digital Media Services Group and combined with the Infinite division in a newly created Audio and Web Conferencing Group. The DMSP, UGC and Smart Encoding divisions remained in the Digital Media Services Group. Detailed below are the results of operations by segment for the six and three months ended March 31, 2009 and 2008, and total assets by segment as of March 31, 2009 and September 30, 2008. All numbers reflect the current corporate structure outlined above.

	For the six months ended March 31			For the three months ended March 31
	2009	2008		2009		2008
Revenue:
Digital Media Services Group	$4,024,131		$3,871,334		$1,983,660		$1,879,786
Audio and Web Conferencing Services Group	4,737,727		4,867,276		2,399,001		2,406,517
Total consolidated revenue	$8,761,858		$8,738,610		$4,382,661		$4,286,303

Segment operating income:
Digital Media Services Group	420,700		(99,525)		227,885		(152,311)
Audio and Web Conferencing Services Group	1,551,169		1,885,989		817,762		893,147
Total segment operating income	1,971,869		1,786,464		1,045,647		740,836

Depreciation and amortization	(2,011,451)		(2,099,781)		(918,075)		(1,058,474)
Corporate and unallocated shared expenses	(2,784,103)		(3,325,499)		(1,413,962)		(1,600,272)
Write off deferred acquisition costs	(540,007)		-		(540,007)		-
Impairment loss on goodwill and other intangible assets	(5,500,000)		-		-		-
Other (expense) income, net	(228,873)		29,663		(120,771)		17,307

Net loss	$(9,092,565)	$	(3,609,153)	$	(1,947,168)	$	(1,900,603)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7:  SEGMENT INFORMATION (Continued)

	March 31, 2009	September 30, 2008
Assets:
Digital Media Services Group	$7,960,887	$13,215,981
Audio and Web Conferencing Services Group	17,326,110	18,986,117
Corporate and unallocated	971,352	1,642,450
Total assets	$26,258,349	$33,844,548

Depreciation and amortization, as well as impairment losses on goodwill and other intangible assets and write off of deferred acquisition costs, are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2009, the Company had issued and outstanding options and warrants to purchase up to 15,208,519 ONSM common shares, including 8,468,000 Plan Options; 2,412,880 Non-Plan Options to employees and directors; 1,544,154 Non-Plan Options to financial consultants; and 2,783,485 warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the six months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	8,103,000	$1.31
Granted during the period	500,000	$1.00
Expired or forfeited during the period	(135,000)	$1.72
Balance, end of the period	8,468,000	$1.29

Exercisable at end of the period	4,530,083	$1.11

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The Company recorded total compensation expense of approximately $430,000 and $720,000 for the six months ended March 31, 2009 and 2008, respectively, and $251,000 and $360,000 for the three months ended March 31, 2009 and 2008, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of March 31, 2009 (and granted on or after the Company’s October 1, 2006 adoption of SFAS 123R) represents approximately $3,250,000 of potential future compensation expense, which excludes approximately $470,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of March 31, 2009. This $3,250,000 includes approximately $719,000 related to unvested performance options granted to certain Company executives for which the performance objectives were not met within the required time periods, although they could vest under certain circumstances such as (i) change of control, (ii) constructive termination or (iii) termination other than for cause. See Note 5.

The Company’s 8,468,000 outstanding Plan Options all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a remaining life of approximately 2.0 years and are further described below.

Grant date	Description	Total number of options outstanding	Vested portion of options outstanding	Exercise price per share	Expiration date

Dec 2004	Senior management	150,000	150,000	$1.21	July 2009
July 2005	Directors and senior management	1,400,000	1,400,000	$1.12	July 2010
July 2005	Employees excluding senior management	884,000	884,000	$1.12	July 2010
July 2006	Carl Silva – new director	50,000	50,000	$0.88	July 2010
Sept 2006	Directors and senior management	650,000	650,000	$0.71	Sept 2011
Sept 2006	Employees excluding senior management	649,000	649,000	$0.71	Sept 2011
March 2007	Employees excluding senior management	25,000	25,000	$2.28	March 2011
April 2007	Infinite Merger – see note 2	150,000	100,000	$2.50	April 2012
Sept 2007	Senior management employment contracts – see note 5	3,100,000	568,750	$1.73	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	50,000	50,000	$1.00	Dec 2011
Dec 2007	Employees excluding senior management	10,000	3,333	$1.00	Dec 2011
April 2008	Employees excluding senior management	15,000	None	$1.00	April 2012
May 2008	Former Narrowstep consultant – see note 5	400,000	None	$1.00	May 2013- May 2017
August 2008	Employees excluding senior management	435,000	None	$1.00	August 2012
Dec 2008	Employees excluding senior management	500,000	None	$1.00	Dec 2012
	Totals as of March 31, 2009	8,468,000	4,530,083

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2009, the Company had 2,412,880 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 immediately exercisable options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger and of which 18,510 have expired as of March 31, 2009.

As of March 31, 2009, the Company had 1,544,154 outstanding and fully vested Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Year ended September 30, 2008	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January – December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

October 2005 – August 2006	295,000	$1.00	Oct 2009 – Aug 2010
March – September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July – September 2005	225,000	$1.10	July – Sept 2009
March 2005	5,000	$1.65	March 2010
December 2004	22,220	$3.376	Jun 2009 – Dec 2009
Year ended September 30, 2005	252,220

May 2004	35,000	$2.25	May 2009
Year ended September 30, 2004	35,000

Total Non Plan consultant options as of March 31, 2009	1,544,154

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2009, the Company had outstanding vested warrants, primarily issued in connection with various financings, to purchase an aggregate of 2,783,485 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees – common share offering – March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures – December 2004	737,114	$1.65	December 2009
Series A-10 Preferred – December 2004	909,083	$1.50	December 2009

Total warrants as of March 31, 2009	2,783,485

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

In December 2004, in connection with the sale of Series A-10 Preferred, the Company issued five-year warrants to purchase ONSM common stock at an exercise price of $1.50 per share. 909,083 of these warrants remain outstanding as of March 31, 2009.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9: SUBSEQUENT EVENTS

On April 16, 2009 the Company received $750,000 from Rockridge Capital Holdings, LLC (the “Lender”), an entity controlled by one of its largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that the Company entered into with the Lender dated April 14, 2009 and which allows for total borrowings of up to $1.0 million. In connection with this transaction, the Company issued a Note (the “Rockridge Note”) to the Lender, which is secured by a first priority lien on all Company assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of other lenders to the Company. The Company also entered into a Security Agreement with the Lender that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly installments commencing May 14, 2009 and extending over two years, which installments include principal (except for a $250,000 balloon payable at the end of the two year period) plus interest (at 12% per annum) on the remaining unpaid balance. The Note and Stock Purchase Agreement also provides that the Lender may receive an origination fee upon not less than sixty-one (61) days written notice to the Company, which fee would be satisfied by the Company’s issuance of 1,500,000 restricted ONSM common shares (the “Shares”) to the Lender.

Upon notice from Lender at any time and from time to time prior to the end of the two year loan term (the “Maturity Date”), up to $250,000 of the outstanding principal of the Rockridge Note may be converted into a number of restricted shares of ONSM common stock, subject to a minimum of one month between conversion notices unless such conversion amount exceeds $25,000. This conversion will use a conversion price which shall be a twenty percent (20%) discount of the fair market value of the average closing bid price for ONSM common stock for the prior twenty (20) days of trading on the NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Lender notice, but such conversion price not less than $0.40 per share.  The Company will not effect any conversion of the Rockridge Note, to the extent Lender and Frederick DeLuca, after giving effect to such conversion would beneficially own in excess of 9.9% of the Company’s outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by the Lender upon not less than sixty-one (61) days prior written notice to the Company.

Furthermore, in the event of any conversions of principal to ONSM shares by Lender (i) the $250,000 balloon payment will be reduced by the amount of any such conversion and (ii) the interest portion of the monthly payments under the Rockridge Note for the remaining months after any such conversion will be adjusted to reflect the outstanding principal being immediately reduced for amount of the conversion.

The Company may prepay the Rockridge Note at any time, provided that if the Rockridge Note or any portion thereof is repaid prior to September 30, 2009 (the “Early Payment Date”), the Company shall pay the Lender all interest which would have been accrued up to and including the Early Payment Date less any interest actually paid through the date of repayment.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9: SUBSEQUENT EVENTS (Continued)

The Company may borrow $250,000, in addition to the $750,000 already borrowed by it under this arrangement, from the Lender at any time. In the event the Company borrows in excess of $750,000 hereunder, the Company will guaranty to Lender that: (i) on the date or dates, as applicable, in which Lender sells all or a portion of the Shares which have become saleable by the Lender and (ii) on the Maturity Date, the Shares shall have a minimum per share value of $0.20 (the “Minimum Per Share Value”).  On the Maturity Date, provided that the Company has borrowed in excess of $750,000 from Lender hereunder, the Company shall pay the Lender the sum of (i) the cash difference between the Minimum Per Share Value and the average sale price for each previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Lender, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum amount of $75,000 in the aggregate for items (i) and (ii).

During the period from April 1, 2009 through May 14, 2009, the Company recorded the issuance of Plan Options to various employees and consultants for the purchase of 500,000 unregistered shares of common stock (500,000 is after reduction for 300,000 cancelled options – see note 5) as well as the issuance of Non-Plan options to consultants for the purchase of 100,000 unregistered shares of common stock, the latter issued for financial consulting and advisory services. The options vest over periods ranging from three to four years and are exercisable at $0.50 per share, which was greater than the fair value of an ONSM common share on the dates of the grants. The employee and consultant services will be provided over a period of two to four years, and will result in combined compensation and professional fees expense of approximately $123,000 over the service period. None of these options were issued to Company directors or officers.

During the period from April 1, 2009 through May 8, 2009, the Company recorded the issuance of 277,500 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of three to twelve months, and will result in a professional fees expense of approximately $75,000 over the service period. None of these shares were issued to Company directors or officers.

On April 14, 2009, the Company entered into a Redemption Agreement with one of the holders of the Series A-12, under which the holder redeemed 10,000 shares of Series A-12 in exchange for the Company’s payment of $100,000 on April 16, 2009 – see note 6.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in this quarterly report on Form 10-Q.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 103 full time employees as of May 8, 2009, with operations organized in two main operating groups:

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

Recent Developments

On March 18, 2009, we terminated the Merger Agreement for the acquisition of Narrowstep, which Merger Agreement we had first entered into on May 29, 2008 and then was amended twice (on August 13, 2008 and on September 15, 2008). The Merger Agreement could be terminated by either Onstream or Narrowstep at any time after November 30, 2008, provided that the terminating party was not responsible for the delay. As a result of this termination, we recorded the write-off of certain acquisition-related costs in our operating results for the six and three months ended March 31, 2009. In addition, we may incur additional future costs and expenses not included in this write-off, as follows: (i) satisfaction of a compensation agreement entered into by us in contemplation of this merger, (ii) satisfaction of an invoice from Narrowstep for certain equipment alleged to be in our custody and (iii) satisfaction of certain other damages asserted by Narrowstep.

On April 16, 2009 we received $750,000 from Rockridge Capital Holdings, LLC (the “Lender”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that we entered into with the Lender dated April 14, 2009 and which allows for total borrowings of up to $1.0 million. In connection with this transaction, we issued a Note (the “Rockridge Note”) to the Lender, which is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. The Rockridge Note is repayable in equal monthly installments commencing May 14, 2009 and extending over two years, which installments include principal (except for a $250,000 balloon payable at the end of the two year period and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. The Note and Stock Purchase Agreement also provides that the Lender may receive an origination fee of 1,500,000 restricted ONSM common shares.

See Liquidity and Capital Resources for further details related to the above transactions.

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

Results of Operations

Our consolidated net loss for the six months ended March 31, 2009 was approximately $9.1 million ($0.21 loss per share) as compared to a loss of approximately $3.6 million ($0.09 loss per share) for the corresponding period of the prior fiscal year, an increase in our loss of approximately $5.5 million (152%). The increased net loss was primarily due to a $5.5 million charge for impairment of goodwill and other intangible assets in the current fiscal year period (arising from the difference between our market capitalization, as adjusted, and our net book value - i.e., stockholders’ equity as reflected in our financial statements) versus no comparable amount in the corresponding prior fiscal year period.

Our consolidated net loss for the three months ended March 31, 2009 was approximately $1.9 million ($0.04 loss per share) as compared to a loss of approximately $1.9 million ($0.05 loss per share) for the corresponding period of the prior fiscal year, an increase in our loss of approximately $47,000 (2.5%). The increased net loss was primarily due to an approximately $540,000 charge in the current fiscal year period for a write off of deferred acquisition costs, versus no comparable amount in the corresponding prior fiscal year period. The effect of this charge was partially offset by declines in professional fees expense and depreciation and amortization expense in the current fiscal year period as compared to those amounts in the corresponding prior fiscal year period.

Six months ended March 31, 2009 compared to the six months ended March 31, 2008 - The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Six Months Ended March 31,
	2009	2008
Revenue:

DMSP and hosting	9.9%	8.3%
Webcasting	33.3	33.1
Audio and web conferencing	41.7	41.2
Network usage	11.8	13.1
Other	3.3	4.3
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	3.5%	2.8%
Webcasting	10.3	11.0
Audio and web conferencing	9.9	8.0
Network usage	5.2	5.4
Other	3.0	4.1
Total costs of revenue	31.9%	31.3%

Gross margin	68.1%	68.7%

Operating expenses:
Compensation	56.0%	57.4%
Professional fees	7.6	13.5
Write off deferred acquisition costs	6.2	-
Impairment loss on goodwill and other intangible assets	62.8	-
Other general and administrative	13.8	15.4
Depreciation and amortization	22.9	24.0
Total operating expenses	169.3%	110.3%

Loss from operations	(101.2)%	(41.6)%

Other (expense) income, net:
Interest income	-%	-%
Interest expense	(3.0)	(0.6)
Other income, net	0.4	0.9
Total other (expense) income, net	(2.6)%	0.3%

Net loss	(103.8)%	(41.3)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	Six months ended March 31,		Increase (Decrease)
	2009	2008	Amount	Percent

Total revenue	$8,761,858	$8,738,610	$23,248	0.3%
Total costs of revenue	2,793,512	2,738,891	54,621	2.0%
Gross margin	5,968,346	5,999,719	(31,373)	(0.5)%

General and administrative expenses	6,780,580	7,538,754	(758,174)	(10.1)%
Write off deferred acquisition costs	540,007	-	540,007	-
Impairment loss on goodwill and other intangible assets	5,500,000	-	5,500,000	-
Depreciation and amortization	2,011,451	2,099,781	(88,330)	(4.2)%
Total operating expenses	14,832,038	9,638,535	5,193,503	53.9%

Loss from operations	(8,863,692)	(3,638,816)	5,224,876	143.6%

Other (expense) income	(228,873)	29,663	(258,536)	(871.6)%

Net loss	$(9,092,565)	$(3,609,153)	$5,483,412	151.9%

Revenues and Gross Margin

Consolidated operating revenue was approximately $8.8 million for the six months ended March 31, 2009, an increase of approximately $23,000 (0.3%) from the corresponding period of the prior fiscal year, primarily due to increased revenues of the Digital Media Services Group, partially offset by decreased revenues of the Audio and Web Conferencing Services Group.

Digital Media Services Group revenues were approximately $4.0 million for the six months ended March 31, 2009, which represented an increase of approximately $153,000 (4.0%) over the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $140,000 (19.2%) increase in DMSP and hosting division revenues over the corresponding period of the prior fiscal year. This increase in DMSP and hosting division revenues was comprised of (i) an approximately $192,000 increase in DMSP “Store and Stream” revenues and (ii) an approximately $32,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division.

As of March 31, 2009, we had approximately 293 monthly recurring subscribers to the “Store and Stream” application of the DMSP, which was developed as a focused interface for small to medium business (SMB) clients, as compared to 172 subscribers as of March 31, 2008. Including large DMSP hosting customers supported by our Smart Encoding Division, these customer counts were 314 and 186, respectively. We expect this DMSP customer base to continue to grow, especially as a result of our February 2009 launch of “Streaming Publisher”, an additional version of the DMSP platform. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The new Streaming Publisher upgrade to the DMSP is a significant step in our objective to address the developing online video advertising market and includes features such as automated transcoding (the ability to convert media files into multiple file formats), player gallery (the ability to create various video players and detailed usage reports), as well as advanced permissions, security and syndication features. Users of the basic Store and Stream version of the DMSP may easily upgrade to the Streaming Publisher version for a higher monthly fee.

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

In addition to the “Store and Stream” and “Streaming Publisher” applications of the DMSP, we are continuing to work with several entities assisting us in the deployment via the DMSP of enabling technologies necessary to create social networks with integrated professional and user generated multimedia content.

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

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office. In August 2008 and February 2009, the U.S. Patent Office issued non-final rejections of the claims pending in the first of the two applications. As a result of our formal appeal of the non-final rejection, the U.S Patent Office has granted us a re-hearing of our patent claims by a different examiner group within the U.S. Patent Office, which re-hearing we expect to be scheduled and/or to occur in May 2009. Regardless of this, our management has determined that a final rejection of these claims would not have a material adverse effect on our financial position or results of operations. The U.S. Patent Office has taken no formal action with regard to the second of the two applications. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, as well as a result of sales of the recently launched Streaming Publisher version of the DMSP we expect the fiscal 2009 DMSP and hosting revenues (for the year as a whole) to exceed the corresponding fiscal 2008 amounts, although such increase cannot be assured.

Although webcasting revenues increased only approximately $24,000 (0.8%) for the six months ended March 31, 2009, as compared to the corresponding period of the prior fiscal year, the number of webcasts produced increased to approximately 3,600 webcasts for the six months ended March 31, 2009, versus approximately 3,200 webcasts for the corresponding period of the prior fiscal year. However, since most of the 400 event increase was attributable to audio events with a lower per-event cost than video events, the average revenue per webcast event decreased to approximately $796 for the current fiscal year period as compared to approximately $889 for the prior fiscal year period.

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

•
In November 2007 we announced that we had been awarded a stake in a three-year Master Services Agreement (MSA) by the State of California to provide video and audio streaming services to the state and participating local governments. We recognized related revenues of approximately $140,000 for the year ended September 30, 2008 and $28,000 for the six months ended March 31, 2009.

•
In August 2008 we announced that we had been awarded three new multi-year public sector webcasting services contracts with the United States Nuclear Regulatory Commission (NRC), California State Department of Technology Services (DTS), and California State Board of Equalization (BOE), for an allocated total of $1.5 million in contract awards.  We are servicing these contracts in cooperation with Akamai, as one of their resellers. We recognized related revenues of approximately $103,000 for the year ended September 30, 2008 and $113,000 for the six months ended March 31, 2009.

•
In April 2009 we announced that, in addition to the extension of the NRC contract for the first full year after a successful initial test period, we were engaged to perform webcasting services for use by the U.S. Department of Interior, Minerals Management Service.

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

In October 2008, we announced the hiring of Mr. Daniel Debaun, an experienced executive in sales and other strategic areas, as Vice President, Business Development for the iEncode product. In February 2009, as ongoing iEncode sales began, Mr. DeBaun’s role was redefined for him to be a focused commissioned agent for the iEncode product, and we expect sales from that product to increase in fiscal 2009.  We also expect increased webcasting and other revenues as a result of increased government contract activity, including the items noted above. Therefore, due to the anticipated increases webcasting revenues, as well as anticipated increases in DMSP and hosting revenues as well, we expect the fiscal 2009 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2008 amounts, although such increase cannot be assured.

Audio and Web Conferencing Services Group revenues were approximately $4.7 million for the six months ended March 31, 2009, a decrease of approximately $130,000 (2.7%) from the corresponding period of the prior fiscal year. This decrease primarily was a result of decreased network usage service fees from the EDNet division, which we believe resulted from higher than normal production activity by our customers in the comparable prior year period in an attempt to mitigate the impact of the threatened Hollywood actor’s strike, which strike did ultimately occur in the last part of the December 2007 quarter and extended into the March 2008 quarter.

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

Consolidated gross margin was approximately $6.0 million for the six months ended March 31, 2009, a decrease of approximately $31,000 (0.5%) from the corresponding period of the prior fiscal year. This decrease was primarily due to approximately $243,000 less gross margin from the Audio and Web Conferencing Services Group corresponding to the $129,000 decrease in Audio and Web Conferencing Services Group revenues as discussed above, as well as decreased gross margin percentage on those revenues from 74.8% to 71.7%. A primary reason for this decreased gross margin percentage was the October 2008 implementation at our Infinite division of an order by the Federal Communications Commission that required conference calling companies to charge and remit Universal Service Fund (USF) contribution payments on customer usage associated with conference calls, which had an adverse impact on our previous pricing structure.

The consolidated gross margin percentage was 68.1% for the six months ended March 31, 2009, versus 68.7% for the corresponding period of the prior fiscal year.

Based on our expectations of increased sales as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2009 (for the year as a whole) to exceed the prior fiscal year amounts, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $14.8 million for the six months ended March 31, 2009, an increase of approximately $5.2 million (53.9%) over the corresponding period of the prior fiscal year, primarily due to charges in the current fiscal year period for (i) goodwill impairment and (ii) a write off of deferred acquisition costs, versus no comparable amounts in the corresponding prior fiscal year period. The effect of such charges, which totaled approximately $6.0 million, was partially offset by declines in professional fees expense and depreciation and amortization expense in the current fiscal year period as compared to those amounts in the corresponding prior fiscal year period.

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Acquired Onstream as of December 31, 2008, including an assessment of the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Although, based on these factors, the first step of the two step testing process of Acquired Onstream’s net assets (which include the DMSP) preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of  recent substantial volatility in the capital markets, our stock price and market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of SFAS 142, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the three months ended December 31, 2008. None of our reporting units with significant goodwill or intangible assets were scheduled for a recurring annual impairment review during the March 31, 2009 quarter and as of March 31, 2009, we noted no business or other conditions that would indicate the necessity for interim “step one” testing of individual reporting units for impairment. Therefore, the comparison of our market capitalization to our net book value as of March 31, 2009 was not considered to be relevant at that date, and the non-cash expense for the impairment of our goodwill and other intangible assets was also $5.5 million for the six months ended March 31, 2009. However, if our stock price and market value continue at the March 31, 2009 levels or decline further, such condition may result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets.

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), which Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008). The terms of the Merger Agreement, as amended, allowed that if the Effective Time did not occur on or prior to November 30, 2008, the Merger Agreement could be terminated by either Onstream or Narrowstep at any time after that date provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep. As a result of this termination, we recorded the write-off of $540,007 of certain previously deferred acquisition-related costs, which is reflected in our operating results for the six months ended March 31, 2009. In addition, we may incur additional future costs and expenses not included in this write-off, as follows: (i) satisfaction of a compensation agreement entered into by us in contemplation of this merger, (ii) satisfaction of an invoice from Narrowstep for certain equipment alleged to be in our custody and (iii) satisfaction of certain other damages asserted by Narrowstep.

Professional fee expense for the six months ended March 31, 2009 was approximately $521,000 (44.1%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to lower non-cash expenses related to equity-based compensation (shares and options) paid for financial and other consulting services.

Depreciation and amortization expense for the six months ended March 31, 2009 was approximately $88,000 (4.2%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment loss we recorded during the three months ended December 31, 2008, which was recorded as a reduction of the historical depreciable cost basis of those assets as of that date.

Although, as a result of increased revenues and gross margin, we expect our consolidated operating expenses for fiscal year 2009 to exceed the corresponding prior year amounts, we expect that percentage increase (for the year as a whole and excluding the impact of current and potential future goodwill impairment charges as well as the write off of deferred acquisition costs) to be less than the percentage increase in the gross margin dollars for fiscal year 2009, although this cannot be assured.

Other (Expense) Income

Other expense of approximately $229,000 for the six months ended March 31, 2009 represented additional expense of $259,000 as compared to other income of approximately $30,000 for the six months ended March 31, 2008. This additional expense was primarily related to an increase in interest expense of approximately $209,000, arising from a much higher level of interest bearing debt as of March 31, 2009 as compared to March 31, 2008. As of March 31, 2009, we had outstanding interest bearing debt with a total face amount of approximately $3.0 million, which was primarily comprised of (i) $1.6 million in borrowings outstanding for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at prime plus 8% (prime plus 11% from December 2, 2008), (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million at December 31, 2008 and incurring interest expense at 12% per annum and (iii) notes payable to former shareholders of Infinite Conferencing, with a balance of $158,399 at March 31, 2009 and incurring interest expense at 12% per annum. In addition to these interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts. As compared to the approximately $3.0 million as of March 31, 2009, our interest bearing debt totaled approximately $2.0 million as of March 31, 2008.  Furthermore, our interest bearing debt was approximately $3.1 million as of December 31, 2008, as compared to only approximately $900,000 at December 31, 2007. We also anticipate our interest expense during the remainder of fiscal 2009 to continue to be greater than the corresponding prior year amounts.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008 - The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended March 31,
	2009	2008
Revenue:

DMSP and hosting	10.7%	10.7%
Webcasting	30.8	30.1
Audio and web conferencing	43.3	42.4
Network usage	11.2	12.1
Other	4.0	4.7
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	3.5%	3.2%
Webcasting	10.1	11.4
Audio and web conferencing	9.9	8.3
Network usage	5.0	5.3
Other	3.0	4.6
Total costs of revenue	31.5%	32.8%

Gross margin	68.5%	67.2%

Operating expenses:
Compensation	57.2%	60.6%
Professional fees	6.0	11.0
Write off deferred acquisition costs	12.3	-
Other general and administrative	13.7	15.6
Depreciation and amortization	21.0	24.7
Total operating expenses	110.2%	111.9%

Loss from operations	(41.7)%	(44.7)%

Other (expense) income, net:
Interest income	-%	-%
Interest expense	(2.8)	(0.5)
Other income, net	0.1	0.9
Total other (expense) income, net	(2.7)%	0.4%

Net loss	(44.4)%	(44.3)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	Three months ended March 31,		Increase (Decrease)
	2009	2008	Amount	Percent

Total revenue	$4,382,661	$4,286,303	$96,358	2.2%
Total costs of revenue	1,380,635	1,405,354	(24,719)	(1.8)%
Gross margin	3,002,026	2,880,949	121,077	4.2%

General and administrative expenses	3,370,341	3,740,385	(370,044)	(9.9)%
Write off deferred acquisition costs	540,007	-	540,007	-
Depreciation and amortization	918,075	1,058,474	(140,399)	(13.3)%
Total operating expenses	4,828,423	4,798,859	29,564	0.6%

Loss from operations	(1,826,397)	(1,917,910)	(91,513)	(4.8)%

Other (expense) income	(120,771)	17,307	(138,078)	(797.8)%

Net loss	$(1,947,168)	$(1,900,603)	$46,565	2.5%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.4 million for the three months ended March 31, 2009, an increase of approximately $96,000 (2.2%) from the corresponding period of the prior fiscal year, primarily due to increased revenues of the Digital Media Services Group, partially offset by decreased revenues of the Audio and Web Conferencing Services Group.

Digital Media Services Group revenues were approximately $2.0 million for the three months ended March 31, 2009, which represented an increase of approximately $104,000 (5.5%) over the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $57,000 (4.4%) increase in webcasting revenues for the three months ended March 31, 2009, as compared to the corresponding period of the prior fiscal year. The number of webcasts produced increased to approximately 1,700 webcasts for the three months ended March 31, 2009, versus approximately 1,650 webcasts for the corresponding period of the prior fiscal year. However, since most of the 50 event increase was attributable to audio events with a lower per-event cost than video events, the average revenue per webcast event decreased to approximately $772 for the current fiscal year period as compared to approximately $786 for the prior fiscal year period.

This increase in Digital Media Services Group revenues also includes an approximately $14,000 (3.1%) increase in DMSP and hosting division revenues over the corresponding period of the prior fiscal year. This increase in DMSP and hosting division revenues was comprised of an approximately $85,000 increase in DMSP “Store and Stream” revenues, partially offset by an approximately $31,000 decrease in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division.

Audio and Web Conferencing Services Group revenues were approximately $2.4 million for the three months ended March 31, 2009, a small decrease of approximately $8,000 (0.3%) from the corresponding period of the prior fiscal year.

Consolidated gross margin was approximately $3.0 million for the three months ended March 31, 2009, an increase of approximately $121,000 (4.2%) from the corresponding period of the prior fiscal year. This increase was primarily due to approximately $166,000 more gross margin from the Digital Media Services Group corresponding to the $104,000 increase in Digital Media Services Group revenues as discussed above, as well as increased gross margin percentage on those revenues from 58.2% to 63.6%. A primary reason for this increased gross margin percentage was a reduction in the second quarter of fiscal 2009 of our direct costs related to webcasting, including our costs for streaming, production and direct personnel, as compared to those direct webcasting costs for fiscal 2008.

The consolidated gross margin percentage was 68.5% for the three months ended March 31, 2009, versus 67.2% for the corresponding period of the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $4.8 million for the three months ended March 31, 2009, an increase of approximately $30,000 (0.6%) over the corresponding period of the prior fiscal year, primarily due to an approximately $540,000 charge in the current fiscal year period for  a write off of deferred acquisition costs, versus no comparable amount in the corresponding prior fiscal year period and which is discussed in more detail in the “Operating Expenses” section of the 6 months comparison above. The effect of this increase was partially offset by declines in professional fees expense and depreciation and amortization expense in the current fiscal year period as compared to those amounts in the corresponding prior fiscal year period.

Professional fee expense for the three months ended March 31, 2009 was approximately $209,000 (44.3%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to lower non-cash expenses related to equity-based compensation (shares and options) paid for financial and other consulting services.

Depreciation and amortization expense for the three months ended March 31, 2009 was approximately $140,000 (13.3%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment loss we recorded during the three months ended December 31, 2008, which was recorded as a reduction of the historical depreciable cost basis of those assets as of that date.

Other (Expense) Income

Other expense of approximately $121,000 for the three months ended March 31, 2009 represented additional expense of $138,000 as compared to other income of approximately $17,000 for the three months ended March 31, 2008. This additional expense was primarily related to an increase in interest expense of approximately $76,000, arising from a much higher level of interest bearing debt as of March 31, 2009 as compared to March 31, 2008.

Liquidity and Capital Resources

Our financial statements for the six months ended March 31, 2009 reflect a net loss of approximately $9.1 million, although cash provided by operations for that period was approximately $349,000. Although we had cash of approximately $506,000 at March 31, 2009, working capital was a deficit of approximately $2.5 million at that date.

During the six months ended March 31, 2009, we obtained financing from two primary sources – a) a line of credit arrangement (the “Line”) collateralized by our accounts receivable, under which we have borrowed a total of $1.59 million as of March 31, 2009 (approximately $389,000 during the six months then ended) and b) $200,000 in gross cash proceeds from our sale of Series A-12 preferred in December 2008.

The maximum allowable borrowing amount under the Line is now $1.6 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance bears interest at prime plus 11%, payable monthly in arrears. The outstanding principal under the Line may be repaid at any time, but no later than December 2009, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The Company has not been in compliance with certain loan covenants through March 31, 2009, although the lender has granted waivers through those dates.

We prepaid the dividends on all initially issued shares of Series A-12 ($800,000 stated value) through the automatic conversion to ONSM common shares on December 31, 2009. In accordance with the terms of the Series A-12, at any time after June 30, 2009 until it automatically converts to ONSM common shares on December 31, 2009, the holders may require us, to the extent legally permitted, to redeem up to 20,000 shares ($200,000 stated value) of the Series A-12 shares. On April 14, 2009, we entered into a Redemption Agreement with one of the holders of the Series A-12, under which the holder redeemed 10,000 shares of Series A-12 in exchange for our payment of $100,000 on April 16, 2009. Accordingly, during the period from July 1, 2009 through December 31, 2009, we may be required to redeem up to another 10,000 Series A-12 shares by another holder.

On April 16, 2009 we received $750,000 from Rockridge Capital Holdings, LLC (the “Lender”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that we entered into with the Lender dated April 14, 2009 and which allows for total borrowings of up to $1.0 million. In connection with this transaction, we issued a Note (the “Rockridge Note”) to the Lender, which is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with the Lender that contains certain covenants and other restrictions with respect to the collateral.

Proceeds from the Rockridge Note were used to pay certain debts and meet other working capital requirements and will also be used to advance initiatives, such as (i) consolidating some of our equipment in fewer facilities, with the goal of reducing our expenses, (ii) building out our infrastructure to support expected growth of our iEncode product and (iii) developing new products and services.

The Rockridge Note is repayable in equal monthly installments commencing May 14, 2009 and extending over two years, which installments include principal (except for a $250,000 balloon payable at the end of the two year period and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. The Note and Stock Purchase Agreement also provides that the Lender may receive an origination fee upon not less than sixty-one (61) days written notice to us, which fee would be satisfied by our issuance of 1,500,000 restricted ONSM common shares to the Lender. The value of those shares is subject to a limited guaranty, but only in the event we borrow amounts in excess of the original $750,000, of no more than an additional payment of $75,000.

We are currently obligated under convertible Equipment Notes with a face value of $1.0 million which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. Payment of the interest due through April 30, 2009 has been delayed by mutual agreement with individuals representing holders of a majority of the Equipment Notes, pending our negotiations with those individuals as to a possible modification of the terms of these Equipment Notes. The next interest payment date is October 31, 2009 and the principal is not due before June 2011. The Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the Lender’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity, interest on the Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

In accordance with the terms of our acquisition of Infinite Conferencing, we agreed that in the event the accumulated gross proceeds of the sale of certain shares issued in connection with that acquisition were less than a contractually defined amount, we would pay the difference. On March 12, 2008, we executed promissory notes (the “Infinite Notes”) in satisfaction of that obligation, which had a remaining principal balance due of $158,399 plus accrued interest at 12% per annum as of March 31, 2009. We have paid an additional $100,000 against this obligation since March 31, 2009 and two additional payments are due in order to satisfy this obligation (i) $50,000 principal due on June 10, 2009 and (ii) a final principal payment of $8,399 plus accrued interest of approximately $77,000 due on July 10, 2009. The Infinite Notes are collateralized by all of our assets other than accounts receivable and are subordinated to the first $4.0 million of our debt outstanding from time to time.

We are also obligated under 3 capital leases: (i) a capital lease for audio conferencing equipment payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974, (ii) a capital lease for telephone equipment payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum and (iii) a capital lease for software payable in equal monthly payments of $3,366 through May 2009, which includes interest at approximately 7% per annum, plus $102,941 of past due payments related to this lease.

Projected capital expenditures for the next twelve months total approximately $2.0 million which includes software development and hardware upgrades to the DMSP, software development and hardware upgrades to the webcasting system (including iEncode) and software and hardware upgrades to the audio and web conferencing infrastructure. This total includes the payment of approximately $384,000 reflected by us as accounts payable at March 31, 2009 (which will not be reflected as capital expenditures in our cash flow statement until paid).  Certain of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely. In addition, approximately $194,000 of the Narrowstep acquisition costs first deferred and then written off by us through March 31, 2009 are included in accounts payable at that date and will not be reflected as capital expenditures in our cash flow statement until paid.

On March 18, 2009, we terminated the Merger Agreement for the acquisition of Narrowstep, which Merger Agreement we had first entered into on May 29, 2008 and then was amended twice (on August 13, 2008 and on September 15, 2008). The Merger Agreement could be terminated by either Onstream or Narrowstep at any time after November 30, 2008 provided that the terminating party was not responsible for the delay. As a result of this termination, we recorded the write-off of certain acquisition-related costs in our operating results for the six and three months ended March 31, 2009. In addition, we may incur additional future costs and expenses not included in this write-off, as follows: (i) satisfaction of a compensation agreement entered into by us in contemplation of this merger, (ii) satisfaction of an invoice from Narrowstep for certain equipment alleged to be in our custody and (iii) satisfaction of certain other damages asserted by Narrowstep.

In connection with, and in anticipation of, the Narrowstep acquisition, we entered into an employment contract effective June 1, 2008 with an individual who was employed by Narrowstep as a consultant upon the signing of the Merger Agreement and was intended to become an employee (and the Managing Director) of Narrowstep on the Effective Date, although our obligations under the contract were not contingent on the closing of the merger. The employment contract contained non-compete provisions and is for a minimum term of one year from the June 1, 2008 signing of the employment agreement and provides for 6 months severance in the event of termination without cause after that one year period. Since Narrowstep compensated this individual for all amounts that would be due under the contract through March 18, 2009, we will only be obligated to compensate this individual for the $20,000 per month base salary/fee due under this contract from March 18, 2009, which we will recognize as professional fees expense as paid. Furthermore, we have entered into a new contract with this individual for services in another ONSM division, which will be effective June 1, 2009.

In November 2008 Narrowstep invoiced us approximately $372,000 for Narrowstep’s equipment alleged to be in our custody as of that date. Although we acknowledged possession of at least some of this equipment, we have not agreed to a payment for that equipment and believe that if a payment were made it would be substantially less than the Narrowstep invoice. Accordingly, this matter is not reflected as a liability on our financial statements. Furthermore, we received approximately $32,000 in merchandise credit for certain of this equipment, which credit was recorded as a reduction of our write-off of acquisition costs for the six and three months ended March 31, 2009 and is considered to be a valid offset to certain amounts included in that write-off but which we believe should have been paid by Narrowstep. Also, in addition to these costs, we believe that we could seek reimbursement from Narrowstep of certain compensation and other general and administrative costs reflected in our operating expenses through March 31, 2009 (i.e., not segregated as part of the specific write-off of acquisition costs), since they were incurred in direct support of Narrowstep operations.

On April 16, 2009 Narrowstep issued a press release announcing that it is seeking $14 million and other damages from us, as a result of our alleged actions in connection with the termination of the agreement to acquire Narrowstep. This demand was made in the form of a letter issued by Narrowstep’s counsel, although to the best of our knowledge, no formal lawsuit has been filed by Narrowstep. After reviewing the demand letter issued by Narrowstep’s counsel, we believe that Narrowstep has no basis in fact or in law for any claim. Accordingly, this matter is not reflected as a liability on our financial statements.

During February 2009, we took actions to reduce our personnel and certain other operating costs by approximately $65,000 per month, which savings are partially reflected in the operating results for the three and six months ended March 31, 2009 and are expected to be fully realized during the three months ended June 30, 2009. During April 2009, and as described above, we obtained $750,000 incremental financing proceeds plus a commitment to fund an additional $250,000. We have estimated that, absent any further reductions in our current and planned expenditure levels, and after considering the effects of the above noted cost reductions and incremental financing, we would require an approximately 15-18% increase in our consolidated revenues for the remaining two quarters of fiscal 2009, versus the comparable prior year periods, in order to adequately fund those expenditures (including debt service and anticipated capital expenditures) through September 30, 2009.

We have implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve these revenue increases within the required time frames, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2009. Effective April 1, 2009, we began to identify and implement certain infrastructure and other cost savings. We will closely monitor our revenue and other business activity through the remainder of the third quarter of fiscal 2009 to determine if further cost reductions, the raising of additional capital or other activity is considered necessary.

Our accumulated deficit was approximately $111.3 million at March 31, 2009. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As of May 8, 2009, there were approximately 681,000 registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices from $1.00 to $1.10 per share. The closing ONSM share price was $0.27 per share on May 8, 2009.

Other than working capital which may become available to us through the exercise of outstanding options and warrants or from further borrowing, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that we will be able to borrow further funds (other than the $1.0 million available from the Rockridge Note financing as discussed above) , or that we will increase our revenues and/or control our expenses to a level sufficient to continue and/or provide positive cash flow. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash provided by operating activities was approximately $349,000 for the six months ended March 31, 2009, as compared to approximately $400,000 used in operations for the corresponding period of the prior fiscal year. The $349,000 reflects our net loss of approximately $9.1 million, reduced by approximately $8.7 million of non-cash expenses included in that loss as well as by approximately $716,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the six months ended March 31, 2009 is primarily due to an approximately $852,000 increase in accounts payable and accrued liabilities. This compares to a net increase in non-cash working capital items of approximately $229,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the six months ended March 31, 2009 were $5.5 million arising from a charge for impairment of goodwill and other intangible assets, $2.0 million of depreciation and amortization, an approximately $540,000 write off of deferred acquisition costs, approximately $430,000 of employee compensation expense arising from the issuance of stock and options and approximately $115,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $704,000 for the six months ended March 31, 2009 as compared to approximately $330,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities primarily related to the acquisition of property and equipment, although the current period also included approximately $148,000 of Narrowstep acquisition costs that were included in the $540,000 write off of such costs recorded in March 2009.

Cash provided by financing activities was approximately $186,000 for the six months ended March 31, 2009 as compared to approximately $610,000 for the corresponding period of the prior fiscal year. Current and prior period financing activities primarily related to net proceeds from notes payable, net of repayments. The current period also included proceeds from the sale of A-12 preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $19.4 million at March 31, 2009, representing approximately 74% of our total assets and 100% of the book value of shareholder equity. In addition, property and equipment as of March 31, 2009 includes approximately $906,000 (net of depreciation) related to the DMSP.

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

We follow a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than Onstream’s net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations. We will closely monitor and evaluate all such factors as of June 30, 2009 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

Item 4 - Controls and Procedures

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective.

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

Item 1 - Legal Proceedings

We are involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period from April 1, 2009 through May 8, 2009, we recorded the issuance of 277,500 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of three to twelve months, and will result in a professional fees expense of approximately $75,000 over the service period. None of these shares were issued to Company directors or officers.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On February 27, 2009 we held our combined 2008 and 2009 annual meeting of shareholders, at which time all matters submitted to a vote of the Company's shareholders as described in the proxy statement filed with the SEC on January 28, 2009 were approved. At the combined 2008 and 20009 Annual Meeting, 26,652,997 shares were present, all by valid proxy, and our shareholders took the following actions:

Election of Directors - Our shareholders elected Randy S. Selman, Clifford Friedland, Alan M. Saperstein, Leon Nowalsky, Robert J. Wussler, Charles C. Johnston and Carl Silva to serve as directors until the next annual meeting of shareholders or until their successors are elected and qualified. The number of votes cast for each of these individuals is as set forth below:

	Shares For	Shares Against	Share Abstentions
Randy S. Selman	25,038,237	13,679	1,601,081
Alan M. Saperstein	25,038,942	12,974	1,601,081
Leon Nowalsky	25,020,542	31,374	1,601,081
Robert J. Wussler	25,034,285	17,631	1,601,081
Charles C. Johnston	25,036,064	15,852	1,601,081
Clifford Friedland	25,040,616	11,300	1,601,081
Carl Silva	25,005,885	46,031	1,601,081

Ratification of Accountants - Our shareholders ratified the appointment of Goldstein Lewin & Co., Certified Public Accountants, as our independent auditors. The vote totals were 25,901,360 shares for, 635,948 shares against and 115,687 share abstentions.

Item 5 - Other Information

None.

Item 6 - Exhibits

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
Date: May 15, 2009
/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer