Form 10-Q
period 2009-06-30
Onstream Media CORP
filed 2009-08-14
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
       (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of August 7, 2009 the registrant had issued and outstanding 44,110,199 shares of common stock.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2009 and Consolidated Balance Sheet at September 30, 2008	4

Unaudited Consolidated Statements of Operations for the Nine and Three Months Ended June 30, 2009 and 2008	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 30, 2009	6

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2009 and 2008	7 – 8

Notes to Unaudited Consolidated Financial Statements	9 – 56

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 4 - Controls and Procedures	75

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	76

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3 – Defaults upon Senior Securities	77

Item 4 – Submission of Matters to a Vote of Security Holders	77

Item 5 – Other Information	77

Item 6 - Exhibits	77

Signatures	77

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2009. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-KSB, including the risks described in "Item 1 - Business - Risk Factors" of that 10-KSB. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements

  ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$585,527	$674,492
Accounts receivable, net of allowance for doubtful accounts of $197,286 and $30,492, respectively	2,401,026	2,545,450
Prepaid expenses	305,283	328,090
Inventories and other current assets	123,378	172,111
Total current assets	3,415,214	3,720,143

PROPERTY AND EQUIPMENT, net	3,255,281	4,056,770
INTANGIBLE ASSETS, net	2,680,629	3,731,586
GOODWILL, net	16,496,948	21,696,948
OTHER NON-CURRENT ASSETS	128,640	639,101
Total assets	$25,976,712	$33,844,548

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,319,601	$3,059,376
Amounts due to shareholders and officers	109,419	109,419
Deferred revenue	137,731	128,715
Notes and leases payable – current portion, net of discount	1,937,164	1,774,264
Series A-12 Convertible Preferred stock – redeemable portion, net of discount	96,000	-
Total current liabilities	5,599,915	5,071,774

Notes and leases payable, net of current portion and discount	252,794	109,151
Convertible debentures, net of discount	1,002,571	795,931
Total liabilities	6,855,280	5,976,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, -0- and 74,841 issued and outstanding, respectively	-	8
Series A-12 Convertible Preferred stock, par value $.0001 per share, authorized 100,000 shares, 70,000 and -0- issued and outstanding, respectively	7	-
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 44,060,199 and 42,625,627 issued and outstanding, respectively	4,405	4,262
Additional paid-in capital	131,536,987	130,078,354
Unamortized discount	(24,000)	(20,292)
Accumulated deficit	(112,395,967)	(102,194,640)
Total stockholders’ equity	19,121,432	27,867,692
Total liabilities and stockholders’ equity	$25,976,712	$33,844,548

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
DMSP and hosting	$1,302,169	$1,085,279	$433,680	$356,383
Webcasting	4,485,527	4,459,077	1,571,991	1,569,679
Audio and web conferencing	5,492,400	5,427,288	1,839,379	1,828,831
Network usage	1,532,504	1,714,638	500,569	570,032
Other	386,088	534,776	91,211	157,522
Total revenue	13,198,688	13,221,058	4,436,830	4,482,447

COSTS OF REVENUE:
DMSP and hosting	413,661	463,448	106,363	219,790
Webcasting	1,329,406	1,505,132	423,760	539,820
Audio and web conferencing	1,333,921	1,088,091	470,435	387,922
Network usage	658,879	708,665	203,903	236,468
Other	366,653	517,586	104,547	160,031
Total costs of revenue	4,102,520	4,282,922	1,309,008	1,544,031

GROSS MARGIN	9,096,168	8,938,136	3,127,822	2,938,416

OPERATING EXPENSES:
General and administrative:
Compensation	7,423,074	7,448,821	2,513,952	2,434,777
Professional fees	904,675	1,609,985	242,921	426,869
Write off deferred acquisition costs	540,007	-	-	-
Impairment loss on goodwill and other intangible assets	5,500,000	-	-	-
Other general and administrative	1,884,437	2,013,811	674,733	672,216
Depreciation and amortization	2,555,836	3,112,054	544,385	1,012,273
Total operating expenses	18,808,029	14,184,671	3,975,991	4,546,135

Loss from operations	(9,711,861)	(5,246,535)	(848,169)	(1,607,719)

OTHER EXPENSE, NET:
Interest income	-	1,781	-	-
Interest expense	(452,767)	(131,339)	(190,295)	(78,047)
Other income, net	34,065	81,343	466	168

Total other expense, net	(418,702)	(48,215)	(189,829)	(77,879)

Net loss	$(10,130,563)	$(5,294,750)	$(1,037,998)	$(1,685,598)

Loss per share – basic and diluted:
Net loss per share	$(0.23)	$(0. 13)	$(0.02)	$(0.04)
Weighted average shares of common stock outstanding – basic and diluted	43,296,069	42,240,429	43,708,868	42,384,329

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2009
(unaudited)

	Series A- 10 Preferred Stock		Series A- 12 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2008	74,841	$8	-	$-	42,625,627	$4,262	$130,078,354	$(20,292)	$(102,194,640)	$27,867,692
Issuance of shares, warrants and options for consultant services	-	-	-	-	560,371	56	136,160	-	-	136,216
Issuance of options for employee services	-	-	-	-	-	-	723,390	-	-	723,390
Issuance of Series A-12 preferred	-	-	80,000	8	-	-	199,998	-	-	200,006
Redemption of Series A-12 preferred	-	-	(10,000)	(1)	-	-	(99,999)	-	-	(100,000)
Surrender of Series A-10 preferred for Series A-12 preferred	(60,000)	(6)	-	-	-	-	-	-	-	(6)
Reclassification of redeemable portion of Series A-12 preferred as a liability	-	-	-	-	-	-	(100,000)	16,000	(12,000)	(96,000)
Common shares issued for interest and fees on convertible debentures	-	-	-	-	452,589	45	137,230	-	-	137,275
Issuance of right to obtain common shares for financing fees	-	-	-	-	-	-	360,000	-	-	360,000
Dividends accrued or paid on Series A-10 preferred	2,994	-	-	-	7,957	-	37,894	20,292	(34,764)	23,422
Conversion of Series A-10 preferred to common shares	(17,835)	(2)	-	-	178,361	18	(16)	-	-	-
Dividends accrued or paid on Series A-12 preferred					235,294	24	63,976	(40,000)	(24,000)	-
Net loss	-	-	-	-	-	-	-	-	(10,130,563)	(10,130,563)

Balance, June 30, 2009	-	$-	70,000	$7	44,060,199	$4,405	$131,536,987	$(24,000)	$(112,395,967)	$19,121,432

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,130,563)	$(5,294,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,555,836	3,112,054
Impairment loss on goodwill and other intangible assets	5,500,000	-
Write off deferred acquisition costs	540,007	-
Compensation expenses paid with equity	723,390	1,072,013
Amortization of deferred professional fee expenses paid with equity	175,872	856,158
Amortization of discount on convertible debentures	55,097	4,927
Amortization of discount on notes payable	59,002	9,883
Interest expense paid in common shares and options	98,858	-
Bad debt expense	181,418	3,624
Gain from settlements of obligations and sales of equipment	(34,273)	(16,199)
Net cash (used in) operating activities, before changes in current assets and liabilities	(275,356)	(252,290)
Changes in current assets and liabilities, net of effect of acquisitions:
(Increase) Decrease in accounts receivable	(77,967)	18,054
Decrease (Increase) in prepaid expenses	37,318	(38,640)
(Increase) in other current assets	(2,009)	(2,212)
(Increase) Decrease in inventories	(11,760)	4,879
Increase in accounts payable and accrued liabilities	474,156	245,852
Increase (Decrease) in deferred revenue	9,016	(99,684)
Net cash provided by (used in) operating activities	153,398	(124,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(927,601)	(980,443)
Narrowstep acquisition costs (written off to expense in March 2009)	(162,503)	-
Net cash (used in) investing activities	(1,090,104)	(980,443)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued)

	Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and notes payable, net of expenses	$1,225,558	$966,995
Proceeds from convertible debentures, net of expenses	250,000	910,204
Proceeds from sale of A-12 preferred shares, net of redemptions	100,000	-
Repayment of loans, notes and leases payable	(727,817)	(458,111)
Net cash provided by financing activities	847,741	1,419,088

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,965)	314,604

CASH AND CASH EQUIVALENTS, beginning of period	674,492	560,230

CASH AND CASH EQUIVALENTS, end of period	$585,527	$874,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$241,311	$127,067

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligation arising for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$-	$958,399
Issuance of shares, warrants and options for consultant services	$136,216	$784,974
Issuance of shares and options for employee services	$723,390	$1,072,013
Issuance of A-10 preferred shares for A-10 dividends	$29,938	$56,465
Issuance of common shares for A-12 dividends	$64,000	$-
Issuance of common shares for interest	$137,275	$182,513
Issuance of right to obtain common shares for financing fees	$360,000	$-
Issuance of common shares for A-10 preferred shares and dividends	$186,318	$-
Issuance of A-12 preferred shares for A-10 preferred shares	$600,000	$-
Equipment obtained under capital lease	$37,664	-
Purchase of software and equipment with payment to vendor deferred past established trade terms, pending Company obtaining financing	$-	$337,500

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The DMSP division, which operates primarily from facilities in San Francisco, California, provides an online, subscription based service that includes access to enabling technologies and features for the Company’s clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. The UGC division, which operates primarily from facilities in Colorado Springs, Colorado and also operates as Auction Video – see note 2, provides a video ingestion and flash encoder that can be used by the Company’s clients on a stand-alone basis or in conjunction with the DMSP.

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
JUNE 30, 2009

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

Liquidity

The consolidated financial statements have been presented on the basis that the Company is an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $112.4 million as of June 30, 2009. The Company's operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2008, ONSM had a net loss of approximately $6.6 million, although cash provided by operations for that period was approximately $69,000. For the nine months ended June 30, 2009, ONSM had a net loss of approximately $10.1 million, although cash provided by operations for that period was approximately $154,000. Although the Company had cash of approximately $586,000 at June 30, 2009, working capital was a deficit of approximately $2.2 million at that date.

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
JUNE 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During February 2009, the Company took actions to reduce its personnel and certain other operating costs by approximately $65,000 per month, which savings are fully reflected in the operating results for the three months ended June 30, 2009. During the three months ended June 30, 2009, the Company obtained $1.0 million incremental financing proceeds – see Note 4. The Company has estimated that, absent any further reductions in its current and planned expenditure levels, and after considering the effects of the above noted cost reductions and incremental financing, it would require an approximately 10-11% increase in its consolidated revenues starting in the fourth quarter of fiscal 2009, as compared to  the third quarter of fiscal 2009, in order to adequately fund those expenditures (including debt service and anticipated capital expenditures) through September 30, 2009.  The Company has estimated that, in addition to this ongoing revenue increase, it will also require a one-time cash infusion of approximately $1.0 to $1.5 million to adequately address its current working capital deficit, although it expects that this full amount will not be required on or before September 30, 2009.

The Company has implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event the Company is unable to achieve these revenue increases, it believes that a combination of identified decreases in its current level of expenditures that it would implement and the raising of additional capital in the form of debt and/or equity that it believes it could obtain from identified sources would be sufficient to allow the Company to operate through September 30, 2009. Effective April 1, 2009, the Company began to identify and implement certain infrastructure and other cost savings. The Company will closely monitor its revenue and other business activity through the remainder of fiscal 2009 to determine if further cost reductions, the raising of additional capital or other activity is considered necessary.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bad Debt Reserves

Where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due from it, and thereby reduces the receivable to an amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $197,000 and $30,000, at June 30, 2009 and September 30, 2008, respectively.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of the instruments. The carrying amounts of the current portion of notes and leases payable approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, "Fair Value Measurements", which is discussed in “Effects of Recent Accounting Pronouncements” below. Effective October 1, 2008, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities, identified based on the definition of a financial instrument contained in SFAS 107, “Disclosures about Fair Value of Financial Instruments”. This definition includes a contract that imposes a contractual obligation on the Company to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. The Company has determined that the Rockridge Note and the Equipment Notes discussed in Note 4 and the redeemable portion of the Series A-12 (preferred stock) discussed in Note 6 are financial liabilities subject to the accounting and disclosure requirements of SFAS 157.

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
JUNE 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

The Company has determined that there are no Level 1 inputs for determining the fair value of the Rockridge Note, the Equipment Notes or the redeemable portion of the Series A-12. However, the Company has determined that the fair value of the Rockridge Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by the Company under its line of credit arrangement (the “Line”) as discussed in Note 4 and the value of conversion rights contained in those arrangements, based on the same Black Scholes valuation model used by the Company to value its options and warrants. The Company has also determined that the fair value of the Rockridge Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, the Company has determined that there was no material difference between the carrying value and the fair value of the Rockridge Note, the Equipment Notes and the redeemable portion of the Series A-12 as of October 1, 2008 or as of June 30, 2009 and therefore no adjustment for the effect of SFAS 157 was made to the Company’s financial statements as of June 30, 2009 or for the three and nine months then ended.

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

Software

Included in property and equipment is computer software developed for internal use, including the Digital Media Services Platform (“DMSP”) and the iEncode webcasting software – see notes 2 and 3.  Such amounts have been accounted for in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force pronouncement (“EITF”) 00–2 “Accounting for Web Site Development Costs”.  Such costs are amortized on a straight-line basis over three to five years, commencing when the related asset (or major upgrade release thereof) has been substantially placed in service.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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
JUNE 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on its review of the above data, the Company has determined that the material portion of its revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of Staff Accounting Bulletin (“SAB”) 101 and SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Elements”. Furthermore, the Company has determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2008 and June 30, 2009 is immaterial in relation to the Company’s recorded liabilities.

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
JUNE 30, 2009

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

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $244,000 and $396,000 for the nine months ended June 30, 2009 and 2008, respectively.

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

Accordingly, no income tax benefit was recorded in the Company’s consolidated statement of operations as a result of the net tax losses for the year ended September 30, 2008 or for the nine months ended June 30, 2009.  The primary differences between the net loss for book and tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, which clarifies SFAS 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of its fiscal year beginning October 1, 2007. However, as of the date of such adoption and as of June 30, 2009, the Company has not taken, nor recognized the financial statement impact of, any material tax positions, as defined by FIN 48. The Company’s policy is to recognize as non-operating expense interest or penalties related to income tax matters at the time such payments become probable, although it had not recognized any such material items in its statement of operations for the nine months ended June 30, 2009 or 2008. The tax years ending September 30, 2005 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

The Company has been assessed state income taxes, plus penalties and interest, for the years ending September 30, 2004 and 2005, in an aggregate amount of approximately $89,000. It has contested these assessments with the state taxing authorities and believes the ultimate resolution will not have a material impact on the Company’s financial position or results of operations - see note 5.

Net Loss Per Share

For the nine and three months ended June 30, 2009 and 2008, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 15,163,163 and 14,778,311 at June 30, 2009 and 2008, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2009 have been excluded from the calculation of weighted average shares outstanding: (i) 70,000 shares of Series A-12 Convertible Preferred Stock (“Series A-12”) which could potentially convert into 700,000 shares of ONSM common stock, (ii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 1,250,000 shares of ONSM common stock (excluding interest) and (iii) the $250,000 convertible portion of the Rockridge Note which could potentially convert into a minimum of 625,000 shares of ONSM common stock . The potential dilutive effects of the following convertible securities previously outstanding at June 30, 2008 were excluded from the calculation of weighted average shares outstanding: (i) 74,841 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could have potentially converted into 748,410 shares of ONSM common stock and (ii) $950,000 of convertible notes which in aggregate could have potentially converted into up to 1,187,500 shares of ONSM common stock (excluding interest).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

The Company has a stock based compensation plan for its employees (the “Plan”). In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which the Company adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine and three months ended June 30, 2009 and 2008 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended June 30, 2009, the expected volatility rate was 96%, the risk-free interest rate was 1.1%, expected dividends were $0 and the expected term was 4 years, the full term of the related options. There were no Plan options granted during the six months ended March 31, 2009 requiring the Company’s valuation using the Black-Scholes model. For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended June 30, 2008, the expected volatility rate was 77% to 81%, the risk-free interest rate was 3.0% to 3.4%, expected dividends were $0 and the expected term was 4 to 6.5 years, the full term of the related options. There were no Plan options granted during the three months ended March 31, 2008 requiring the Company’s valuation using the Black-Scholes model. For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2007, the expected volatility rate was 78% to 79%, the risk-free interest rate was 4.1% to 4.3%, expected dividends were $0 and the expected term was 4 to 6.5 years, the full term of the related options.

The Company has granted Non-Plan Options to consultants and other third parties. These options have been accounted for under SFAS 123, under which the fair value of the options at the time of their issuance is reflected in the Company’s consolidated financial statements and expensed as professional fees at the time the services contemplated by the options are provided to the Company. There were no Non-Plan options granted during the nine months ended June 30, 2009 requiring the Company’s valuation using the Black-Scholes model. There were no Non-Plan options granted during the six months ended June 30, 2008 requiring the Company’s valuation using the Black-Scholes model. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2007, the expected volatility rate was 79%, the risk-free interest rate was 6.25%, expected dividends were $0 and the expected term was 4 years, the full term of the related options.

See Note 8 for additional information related to all stock option issuances.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accounts payable and accrued liabilities includes approximately $751,000 and $555,000 as of June 30, 2009 and September 30, 2008, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Interim Financial Data

In the opinion of management, the accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s annual financial statements as of September 30, 2008. These interim financial statements have not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of ONSM and subsidiaries as of June 30, 2009 and the results of their operations and cash flows for the nine and three months ended June 30, 2009 and 2008. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2009.

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
JUNE 30, 2009

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The requirements of SFAS 141R will be effective for the Company’s fiscal year beginning October 1, 2009 and early adoption is prohibited. Under the provisions of SFAS 141R, the Company would have recorded as expense the $462,090 of acquisition-related costs included in other non-current assets on its balance sheet as of December 31, 2008 – $418,058 of this expense would have been recorded prior to September 30, 2008 and the remaining $44,032 would have been recorded during the three months ended December 31, 2008. These costs were included in the $540,007 write off of deferred acquisition costs reflected in the Company’s results of operations for the three and nine months ended June 30, 2009. The Company is currently evaluating any additional impact SFAS 141R may have on its financial statements.

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
JUNE 30, 2009

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

In May 2009, the FASB issued SFAS 165, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 introduces the concept of financial statements being “available to be issued” and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. Other than providing this disclosure, the Company’s adoption of SFAS 165 as of and for the period ended June 30, 2009 did not have a significant impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which identified the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. All existing accounting standards documents are superseded by the Codification, which is effective for interim and annual periods ending after September 15, 2009. All other accounting literature not included in the Codification is nonauthoritative. The Company believes that its adoption of this standard on its effective date (July 1, 2009) will not have a material effect on its consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$11,100,887	$-	$11,100,887	$12,000,887	$-	$12,000,887
Acquired Onstream	4,121,401	-	4,121,401	8,421,401	-	8,421,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	16,496,948	-	16,496,948	21,696,948	-	21,696,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,383,604	(1,873,959)	2,509,645	4,583,604	(1,275,000)	3,308,604
Auction Video - customer lists, patent pending and consulting/non- competes	1,090,395	(919,411)	170,984	1,174,827	(751,845)	422,982
Total intangible assets	5,473,999	(2,793,370)	2,680,629	5,758,431	(2,026,845)	3,731,586

Total goodwill and other acquisition-related intangible assets	$21,970,947	$(2,793,370)	$19,177,577	$27,455,379	$(2,026,845)	$25,428,534

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
JUNE 30, 2009

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

In connection with the merger agreement, the Company entered into two employment contracts and one consulting contract with three key Infinite executives. The employment contracts included five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years – see Note 8. As a result of the April 2008 expiration and non-renewal of one of the employment contracts, 50,000 of these options were forfeited. The employment and consulting contracts, all of which had either expired or been terminated at various dates through June 19, 2009, contain non-compete provisions with a minimum term of three years from the merger closing.

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
JUNE 30, 2009

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
JUNE 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

As discussed in “Testing for Impairment” below, the initially recorded goodwill for Infinite Conferencing of approximately $12.0 million was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce the carrying value of that goodwill to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $1.1 million, were included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the nine months ended June 30, 2009.

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
JUNE 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

Subsequent to the Auction Video acquisition, the Company began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to its UGV (User Generated Video) technology. In April 2008, the Company revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office. In August 2008 and February 2009, the U.S. Patent Office issued non-final rejections of the claims pending in the first of the two applications. As a result of the Company’s formal appeal of the February 2009 non-final rejection, the U.S Patent Office granted the Company a re-hearing of its patent claims by a different examiner group within the U.S. Patent Office, which re-hearing occurred in May 2009 and resulted in another non-final rejection. The Company has until November 21, 2009 (including the available extension of up to 90 days) to appeal the latest action. Regardless of this, the Company’s management has determined that a final rejection of these claims would not have a material adverse effect on the Company’s financial position or results of operations. The U.S. Patent Office has taken no formal action with regard to the second of the two applications.

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

As discussed in “Testing for Impairment” below, the carrying value of the initially recorded identifiable intangible assets acquired as part of the Auction Video Acquisition were determined to be impaired as of December 31, 2008 and a $100,000 adjustment was made to reduce the carrying value of those intangible assets to approximately $200,000 as of that date.  This $100,000 adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the nine months ended June 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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
JUNE 30, 2009

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

As discussed in “Testing for Impairment” below, the initially recorded goodwill for Acquired Onstream of approximately $8.4 million was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date.  This adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in the Company’s results of operations for the nine months ended June 30, 2009.

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
JUNE 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

As part of the second step of the two step process for testing impairment as of December 31, 2008, the April 27, 2008 testing of Infinite Conferencing was updated through December 31, 2008. Accordingly, none of the Company’s reporting units with significant goodwill or intangible assets were scheduled for a recurring annual impairment review during the June 30, 2009 quarter and as of June 30, 2009, the Company had noted no business or other conditions that would indicate the necessity for interim “step one” testing of individual reporting units for impairment. Therefore, the comparison of the Company's market capitalization to its net book value as of June 30, 2009 was not considered to be relevant at that date. However, if the Company’s stock price and market value continue at the June 30, 2009 levels or decline further, this may result in future non-cash impairment charges to the Company’s results of operations related to its goodwill and other intangible assets.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	June 30, 2009			September 30, 2008
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,401,175	$(8,847,009)	$1,554,166	$10,096,433	$(8,022,265)	$2,074,168	1-5
DMSP	5,724,693	(4,678,464)	1,046,229	5,256,575	(3,918,607)	1,337,968	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Other capitalized internal use software	986,335	(360,619)	625,716	771,485	(177,544)	593,941	3-5
Furniture, fixtures and leasehold improvements	475,857	(446,687)	29,170	475,857	(425,164)	50,693	2-7
Totals	$18,956,172	$(15,700,891)	$3,255,281	$17,968,462	$(13,911,692)	$4,056,770

Depreciation and amortization expense for property and equipment was approximately $1,789,000 and $2,062,000 for the nine months ended June 30, 2009 and 2008, respectively. Depreciation and amortization expense for property and equipment was approximately $343,000 and $662,000 for the three months ended June 30, 2009 and 2008, respectively.

The DMSP is comprised of four separate “products”, which are transcoding, storage, search/retrieval and distribution. A limited version of the DMSP, with three of the four products, was first placed in service with third-party customers in November 2005, at which time depreciation of 75% (for three of the four products in service, based on guidance in SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) of the DMSP’s carrying cost began and continued until the fourth product was placed in service during October 2006, at which time the Company began to depreciate 100% of the DMSP’s carrying cost.  This initial version of the DMSP offered for sale to the general public since October 2006 is known as the “Store and Stream” version. In connection with the development of a second version of the DMSP with additional functionality and known as “Streaming Publisher”, the Company has capitalized as part of the DMSP’s carrying cost approximately $613,000 of employee compensation, payments to contract programmers and related costs as of June 30, 2009, including $428,000 and $155,000 capitalized during the nine and three months ended June 30, 2009, respectively.

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
JUNE 30, 2009

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

On March 31, 2008 the Company agreed to pay $300,000 for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging services, in addition to and in accordance with a limited term license that it purchased in 2007 for $281,250 - see Note 5 for additional terms of this perpetual license and possible limits on its future use. Although the Company continues to use this software to provide its automatic meta-tagging services, the Company recently expanded its use of this software in providing its core DMSP services. Therefore,  the Company recorded a portion of this 2008 purchase, as well as a portion of the remaining unamortized amount of the 2007 purchase, as an aggregate $243,750 increase in the DMSP’s carrying cost as reflected above, which additional cost is being depreciated over a five-year life commencing April 2008.

Other capitalized internal use software as of June 30, 2009 includes approximately $428,000 of employee compensation and related costs related to the development of iEncode webcasting software, including $215,000 and $73,000 capitalized during the nine and three months ended June 30, 2009, respectively.

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures

During the period from June 3, 2008 through July 8, 2008 the Company received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Lenders”), under a software and equipment financing arrangement. The Company issued notes to those Lenders (the “Equipment Notes”), which are collateralized by specifically designated software and equipment owned by the Company with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other Company assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Lenders received 10,000 restricted ONSM common shares for each $100,000 lent to the Company, and also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at the Company’s option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2008, the Company elected to issue 158,000 unregistered shares of common stock in lieu of $48,740 cash interest on these Equipment Notes for the period from June 2008 through October 2008. These shares were recorded as interest expense of $69,520 on the Company’s books, based on the fair value of those shares on the issuance date. The next interest due date after that was April 30, 2009, although this payment was delayed by mutual agreement with individuals representing a majority of the Lenders, pending the Company’s negotiations with those individuals as to a possible modification of the terms of these Equipment Notes. The terms were not modified and on May 21, 2009, the Company elected to issue 294,589 unregistered shares of common stock in lieu of $60,000 cash interest on these Equipment Notes for the period from November 2008 through April 2009. These shares were recorded as interest expense of $67,756 on the Company’s books, based on the fair value of those shares on the issuance date. The next interest due date after that will be October 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Convertible Debentures (continued)

The Company may prepay the Equipment Notes, which mature June 3, 2011, at any time upon ten (10) days' prior written notice to the Lenders during which time the Lender may choose to convert the Equipment Note.  In the event of such repayment, all interest accrued and due for the remaining unexpired loan period is due and payable and may be paid in cash or restricted ONSM common shares in accordance with the above formula.

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

A portion of the Rockridge Note ($250,000 face value - $151,543 net of applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under Convertible Debentures, net of discount, on the Company’s June 30, 2009 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable

Notes payable consist of the following as of June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Note payable to a financial institution, collateralized by accounts receivable, interest payable monthly at prime plus 8% per annum (prime plus 11% from December 2008). Revolving line of credit expiring December 2009.	$1,599,015	$1,200,000
Note payable to an entity controlled by a major shareholder, collateralized by first priority lien on all Company assets, subordinated only to extent of higher priority liens on certain receivables and equipment, principal and interest (at 12% per annum) payable in equal monthly installments through April 2011. Balance shown excludes $250,000 balloon payment, which is due on maturity but also convertible into ONSM common shares at lender’s option.	701,317	-
Notes payable to former Infinite shareholders, collateralized by subordinated liens on all assets other than accounts receivable, principal payable in monthly installments through July 2009, interest at 12% per annum payable at maturity	8,399	458,399
Capitalized software and equipment leases	173,338	248,809
Total notes payable	2,482,069	1,907,208
Less: discount on notes payable	(292,111)	(23,793)
Notes payable, net of discount	2,189,958	1,883,415
Less: current portion, net of discount	(1,937,164)	(1,774,264)
Long term notes payable, net of current portion	$252,794	$109,151

In December 2007, the Company entered into a line of credit arrangement (the “Line”) with a financial institution under which it could borrow up to an aggregate of $1.0 million for working capital, collateralized by its accounts receivable. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and the Company has received $1.2 million and $1.6 million funding under the Line as of September 30, 2008 and June 30, 2009, respectively. The outstanding balance bears interest at prime plus 8% per annum (prime plus 11% from December 2, 2008), payable monthly in arrears. The Company paid initial origination and commitment fees aggregating $20,015 and in August 2008 paid an additional commitment fee of $6,000 related to the increase in the lending limit. A commitment fee of $16,000 was paid on the one year anniversary of the initial commitment and will be due for any subsequent year. The outstanding principal may be repaid at any time, but no later than two (2) years after the date of the agreement, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice. Mr. Leon Nowalsky, a member of the Company’s Board of Directors, is also a founder and board member of the lender.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

The Line is also subject to the Company maintaining an adequate level of receivables, based on certain formulas, as well as its compliance with debt service coverage and minimum tangible net worth covenants. Although the balance outstanding during January 2009, part of February 2009, part of July 2009 and part of August 2009 was in excess of the allowable borrowing amount based on the formulas discussed above, subsequent principal payments reduced the outstanding balance so that it no longer exceeded the allowable borrowing amount. The terms of the Line do not specify the allowable time period to repay borrowings in excess of the allowable borrowing amount, but the lender has waived any breach related to these past overages. In addition, the Company received waivers from the lender with respect to lack of compliance with the tangible net worth covenant as of June 30, 2008, with respect to the tangible net worth and debt service to cash flow covenants as of June 30, 2008 and for the quarter then ended, with respect to the tangible net worth and debt service to cash flow covenants as of September 30, 2008 and for the quarter then ended, with respect to the tangible net worth and debt service to cash flow covenants as of December 31, 2008 and for the quarter then ended, with respect to the tangible net worth and covenants as of March 31, 2009 and for the quarter then ended and with respect to the tangible net worth and debt service to cash flow covenants as of June 30, 2009 and for the quarter then ended.

The lender must approve any additional debt incurred by the Company, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the lender has approved the Infinite Notes issued by the Company in March 2008 with an initial amount of $858,399 as discussed below, the $1.0 million aggregate debt for Equipment Notes the Company issued in June and July 2008, as discussed above, the Company’s December 2008 issuance of the Series A-12 Redeemable Convertible Preferred Stock with a stated value of $800,000, as discussed in Note 6 and the Company’s April 2009 issuance of the Rockridge Note for a face value of up to $1.0 million, as discussed below.

In April 2009 the Company received $750,000 from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of the Company’s largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) that the Company entered into with Rockridge dated April 14, 2009. In June 2009, the Company received an additional $250,000 from Rockridge in accordance with the Rockridge Agreement, for total borrowings thereunder of $1.0 million. In connection with this transaction, the Company issued a Note (the “Rockridge Note”), which is collateralized by a first priority lien on all Company assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of other lenders to the Company. The Company also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly installments of $38,268 which commenced May 14, 2009 and extend over two years, which installments include principal (except for a $250,000 balloon payable at the end of the two year period) plus interest (at 12% per annum) on the remaining unpaid balance. The Rockridge Agreement also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to the Company, which fee would be satisfied by the Company’s issuance of 1,500,000 restricted ONSM common shares (the “Shares”).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

The Rockridge Agreement provides that on April 14, 2011 (the “Maturity Date”) the Company shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $0.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum amount of $75,000 in the aggregate for items (i) and (ii). The closing ONSM share price was $0.32 per share on August 7, 2009 and $0.59 per share on August 13, 2009.

Legal fees totaling $43,599 were paid or accrued by the Company as of June 30, 2009 in connection with the Rockridge Agreement. The 1,500,000 Shares discussed above had a fair market value of approximately $360,000 at the date of the Rockridge Agreement. The value of these Shares plus the legal fees paid or accrued were reflected as a $403,599 discount against the Rockridge Note and are being amortized as interest expense over the two year term of the Rockridge Note. The effective interest rate of the Rockridge Note is approximately 44.3% per annum, excluding the potential effect of a premium to market prices if the balloon payment is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date up to $250,000 of the outstanding principal of the Rockridge Note may be converted into a number of restricted shares of ONSM common stock, subject to a minimum of one month between conversion notices unless such conversion amount exceeds $25,000. The conversion price shall be eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on the NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price not less than $0.40 per share.  The Company will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick DeLuca, after giving effect to such conversion, would beneficially own in excess of 9.9% of the Company’s outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to the Company. Since the market value of an ONSM common share was $0.23 as of the date of the Rockridge Agreement, the Company determined that the above provisions did not constitute a beneficial conversion feature for purposes of calculating the related discount recorded by the Company.

Furthermore, in the event of any conversions of principal to ONSM shares by Rockridge (i) the $250,000 balloon payment will be reduced by the amount of any such conversion and (ii) the interest portion of the monthly payments under the Rockridge Note for the remaining months after any such conversion will be adjusted to reflect the outstanding principal being immediately reduced for amount of the conversion.

The Company may prepay the Rockridge Note at any time, provided that if the Rockridge Note or any portion thereof is repaid prior to September 30, 2009 (the “Early Payment Date”), the Company shall pay Rockridge all interest which would have been accrued up to and including the Early Payment Date less any interest actually paid through the date of repayment.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

On February 14, 2008, the Company paid $100,000 against the above obligation. On March 12, 2008, the Company executed promissory notes (the “Infinite Notes”) payable to the Infinite Shareholders for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Note payments of (i) $100,000 (one hundred thousand dollars) were paid on March 15, 2008 and (ii) $50,000 (fifty thousand dollars) were paid monthly from April 2008 through June 2009. The final principal payment of $8,399 was paid during July 2009. Approximately $68,000 interest (accrued as of June 30, 2009) was due on July 10.

The Infinite Notes are collateralized by all of the Company’s assets other than accounts receivable and are subordinated to the first $4.0 million of Company debt outstanding from time to time. The Infinite Notes may be prepaid without penalty and all principal and interest thereunder is payable in cash.  The Infinite Notes provide that if any of certain identified events of default occur, which includes a scheduled payment not made and remaining unpaid after five days notice from the Infinite Shareholders, then or at any time during the continuance of the event of default, the Infinite Shareholders, at their option, may accelerate the maturity of the Infinite Notes and require all accrued interest and other amounts to become immediately due and payable.  The Company also paid $7,500 of the Infinite Shareholders' legal expenses related to this matter, which the Company recorded, along with its own legal expenses in the matter, as a note discount which was amortized as interest expense over the term of the Infinite Notes.

During July 2007, the Company entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $138,066 and $222,688 as of June 30, 2009 and September 30, 2008, respectively. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

During January 2009, the Company entered into a capital lease for telephone equipment, which had an outstanding principal balance of $35,272 as of June 30, 2009. The balance is payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

As part of the Onstream Merger, the Company assumed a capital lease for software, which had no outstanding principal balance as of June 30, 2009 and a balance of $26,121 at September 30, 2008. The lease was payable in equal monthly payments of $3,366 through May 2009, which included interest at approximately 7% per annum. Accounts payable includes $109,674 and $79,692 of past due payments related to this lease at June 30, 2009 and September 30, 2008, respectively. See Note 2.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

As a result of this termination, the Company recorded the write-off of certain acquisition-related costs in its operating results for the nine and three months ended June 30, 2009 (see Note 1 – Effects of Recent Accounting Pronouncements). In addition, the Company may incur additional future costs and expenses not included in this write-off, as follows: (i) satisfaction of a claim by Narrowstep for certain equipment alleged to be in the Company’s custody and (ii) satisfaction of certain other damages asserted by Narrowstep. These items are discussed below.

In November 2008 Narrowstep invoiced the Company approximately $372,000 for Narrowstep’s equipment alleged to be in the Company’s custody as of that date and in June 2009 a letter issued by Narrowstep’s counsel demanded that the Company pay $400,000 related to this matter. Although the Company acknowledged possession of at least some of this equipment, it has not agreed to a payment for that equipment and believes that if a payment were made it would be substantially less than the Narrowstep demand. Accordingly, this matter is not reflected as a liability on the Company’s financial statements, nor has the Company included any related assets on its financial statements. However, the Company received approximately $32,000 in merchandise credit for certain of this equipment, which credit was recorded as a reduction of the Company’s write-off of acquisition costs for the nine and three months ended June 30, 2009 and is considered to be a valid offset to certain amounts included in that write-off but that the Company believes should have been paid by Narrowstep. Also, in addition to these costs, the Company believes that it could seek reimbursement from Narrowstep of certain compensation and other general and administrative costs reflected in the Company’s operating expenses through June 30, 2009 (i.e., not segregated as part of the specific write-off of acquisition costs), since they were incurred in direct support of Narrowstep operations.

On April 16, 2009 Narrowstep issued a press release announcing that it is seeking $14 million and other damages (including the above matter) from the Company, as a result of the Company’s alleged actions in connection with the termination of the agreement to acquire Narrowstep. This demand was made in the form of a letter issued at about the same time by Narrowstep’s counsel, although to the best of the Company’s knowledge, no formal lawsuit has been filed by Narrowstep. After reviewing the demand letter issued by Narrowstep’s counsel, the Company believes that Narrowstep has no basis in fact or in law for any claim. Accordingly, this matter is not reflected as a liability on the Company’s financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

NASDAQ letters regarding minimum share price listing requirement – The Company received a letter from NASDAQ dated January 4, 2008 indicating that it had 180 calendar days, or until July 2, 2008, to regain compliance with Marketplace Rule 4310(c)(4) (the “Rule”), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The NASDAQ letter indicated that the Company’s non-compliance with the Rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days.  On July 3, 2008, the Company received a letter from NASDAQ stating that the Company was not considered compliant with the Rule as of that date, but because the Company met all other initial listing criteria for the NASDAQ Capital Market, it was granted an additional 180 calendar days, or until December 30, 2008, to regain compliance with the Rule. On October 22, 2008, the Company received a letter from NASDAQ stating that NASDAQ had suspended enforcement of the bid price listing requirement through January 19, 2009, which on December 19, 2008 was extended to April 20, 2009, on March 24, 2009 was again extended to July 20, 2009 and finally on July 14, 2009 was extended for the last time to July 31, 2009.  Since the Company was in a bid price compliance period at the time of the initial suspension, it remained at the same stage of the process they were in when the NASDAQ first announced the suspension until that suspension was terminated on July 31, 2009. Accordingly the Company now has until October 16, 2009 to regain compliance with this requirement. The Company might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the October 16, 2009 deadline.  The closing ONSM share price was $0.32 per share on August 7, 2009 and $0.59 per share on August 13, 2009. Although the Company has not decided on such action, it has been advised that as a Florida corporation it may implement a reverse split of its common shares without shareholder approval, provided a proportionate reduction is made in the number of its authorized common shares and it provides appropriate advance notice to NASDAQ and other applicable authorities.

The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants) issued by the Company from December 2004 through April 2006, plus the common shares issued by the Company in connection with the April 2007 Infinite Merger, contain penalty clauses if the Company’s common stock is not traded on NASDAQ or a similar national exchange – See further discussion below.

Registration payment arrangements – The Company included the 8% Subordinated Convertible Debentures on a registration statement which was declared effective by the SEC on July 26, 2006. The Company is only required to expend commercially reasonable efforts to keep the registration statement continuously effective. However, in the event the registration statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require the Company to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if the Company’s common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). Due to the fact that that there is no established mechanism for reporting to the Company changes in the ownership of these shares after  they are originally issued, the Company is unable to quantify how many of these shares are still held by the original recipient and thus subject to the above provisions. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The $1.65 warrants provide that if the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under these transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby the Company would issue shares based on the excess of the market price at the time of the exercise over the warrant exercise price. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007, although 1,128,530 of the warrants are still outstanding as of June 30, 2009 – see Note 8.

During March and April 2007, the Company sold an aggregate of 4,888,889 restricted common shares at $2.25 per share for total gross proceeds of approximately $11.0 million. This private equity financing was arranged by the Company to partially fund the Infinite Merger – see Note 2. These shares were included in a registration statement declared effective by the SEC on June 15, 2007.  The Company is required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction (including the Company’s delivery of a new certificate or other evidence of ownership for such securities not bearing a restrictive legend) or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision (in the opinion of counsel to the Company). In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then the Company is liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Regardless of the above, the Company believes that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements (continued) – Effective within the year ended September 30, 2007, the Company elected early adoption of FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which was issued on December 21, 2006 and establishes that contingent obligations under registration payment arrangements, as defined in FSP EITF 00-19-2, shall be recognized and measured separately in accordance with Statement of Financial Accounting Standard  (“SFAS”) No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”, and not under EITF 00-19. The Company has concluded that (i) the terms discussed in the four preceding paragraphs above are registration payment arrangements as defined in the applicable accounting pronouncements, (ii) based on its satisfactory recent history of maintaining the effectiveness of its registration statements and its NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of June 30, 2009, that material payments under these registration payment arrangements are not probable, and (iii) therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14 as of that date. However, the Company’s share price was below $1.00 as of August 13, 2009, which condition could eventually affect its NASDAQ listing status, as discussed above.

Registration rights - The Company has granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 were included in a registration statement declared effective by the SEC on June 15, 2007 and as of August 7, 2009 the Company has not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, since the unregistered shares were originally issued in March 2007, they may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

The Company has granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, the Company will have 60 days to file a registration statement and shall use its best efforts to obtain promptly the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares were included in a registration statement declared effective by the SEC on June 15, 2007 and as of August 7, 2009 the Company has not received any demand for the registration of the balance.  As the note does not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. Furthermore, since the unregistered shares were originally issued in November and December 2006, they may be saleable, in whole or in part, under Rule 144. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights (continued) – 255,000 options and 100,000 shares issued to consultants prior to June 15, 2007 were granted with piggyback registration rights but were not included on the registration statement declared effective by the SEC on June 15, 2007. As these options and shares do not provide for damages or penalties in the event the Company does not comply with these registration rights, the Company has concluded that these rights do not constitute registration payment arrangements under FSP EITF 00-19-2. In any event, the Company has determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary with respect to SFAS 5 and FIN 14.

Consultant contracts – The Company has entered into a consulting contract, effective June 1, 2009, with an individual for executive management services to be performed for the Company’s Infinite division. This contract calls for base compensation of $175,000 per year, plus $25,000 commission per year provided certain current revenue levels are maintained. In addition the Company has agreed to pay a travel allowance of $3,000 to $5,000 per month for up to the first thirteen months of the contract, plus a one-time $15,000 moving expenses reimbursement. Termination of the contract without cause before the end of the two-year contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice. The contract is renewable by mutual agreement of the parties with six months notice to the other. As part of the contract, a new four-year term (from vesting) option grant was made for the purchase of 400,000 common ONSM shares, vesting over four years at 100,000 per year, exercisable at the fair market value at the date of grant, but no less than $0.50 per share.

Effective October 1, 2008, the Company entered into an agreement with a major shareholder, requiring the issuance of approximately 120,000 unregistered shares for financial consulting and advisory services, of which the company has recorded the issuance of 90,000 and 30,000 shares, and related professional fee expense, for the nine and three months ended June 30, 2009, respectively. The services related to the remaining 30,000 shares will be provided over a 3 month period, and will result in a professional fees expense of approximately $10,000 over that service period, based on the current market value of an ONSM common share – see Notes 6 and 8.

Employment contracts and severance – On September 27, 2007, the Company’s Compensation Committee and Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO and Treasurer), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. On May 15, 2008 and August 11, 2009 the Company’s Compensation Committee and Board approved certain corrections and modifications to those agreements, which are reflected in the discussion of the terms of these agreements below.

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
JUNE 30, 2009

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

In the event of quarter to quarter decreases in revenues and or cash flow, the options shall not vest for that quarter but the unvested quarterly options shall be added to the available options for the year, vested subject to achievement of the applicable annual goal. In the event options do not vest based on the quarterly or annual goals, they shall immediately expire. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require the Company to register the vested options. The Company has also agreed that this bonus program will continue after the initial two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place. Accordingly, on August 11, 2009, the Company’s Compensation Committee agreed to extend the initial bonus program for an additional two years under substantially the same structure and terms, except that the annual revenue growth rate will be 20%, the executives and the Company will negotiate in good faith as to how revenue increases from specific acquisitions are measured, and one-half of the applicable quarterly or annual bonus options will be earned/vested if the cash flow target is met but not the revenue target. Implementation of this program is subject only to the approval by the Company’s shareholders of a sufficient increase in the number of authorized 2007 Plan options, at which time the performance bonus options will be granted and priced – it is anticipated that the request for shareholder authorization will be submitted at time of the next annual Shareholder Meeting, expected to be held in February 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – The Company has determined that the performance objectives were met for the quarter ended December 31, 2007 but that they were not met for the remaining three quarters of fiscal 2008 nor were they met for the year ended September 30, 2008. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during fiscal 2008 and as a result the Company recognized compensation expense of approximately $80,000 for the three months ended December 31, 2007, related to the vested quarterly portion of these options. Another $400,000 and $160,000 recorded as compensation expense for the nine and three months ended June 30, 2008, respectively, related to the quarterly portion of these options as well as the pro-rata quarterly share of the annual portion of these options expected to be earned by the executives based on the anticipated annual results was reversed by the Company during the three months ended September 30, 2008, based on the actual annual results.

The Company has determined that the performance objectives were met for the quarter ended June 30, 2009. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during the third quarter of fiscal 2009 and as a result the Company recognized compensation expense of approximately $80,000 for the three months ended June 30, 2009, related to the vested quarterly portion of these options. The Company has determined that the performance objectives were not met for the quarter ended December 31, 2008 or the quarter ended March 31, 2009 and as a result the Company recognized no compensation expense for the six or three months ended March 31, 2009, related to these performance options.

Under the terms of the above employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, the Company would be obligated to pay each of the Executives an amount equal to three times the Executive’s base salary plus full benefits for a period of the lesser of (i) three years from the date of termination or (ii) the date of termination until a date one year after the end of the initial employment contract term. The Company may defer the payment of all or part of this obligation for up to six months, to the extent required by Internal Revenue Code Section 409A. In addition, if the five day average closing price of the common stock is greater than or equal to $1.00 per share on the date of any termination or change in control, all options previously granted the Executive(s) will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and the Company will pay all taxes for the Executive(s).  If the five-day average closing price of the common stock is less than $1.00 per share on the date of any termination or change in control, the options will remain exercisable under the original terms.

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
JUNE 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – These employment agreements contain certain non-disclosure and non-competition provisions and the Company has agreed to indemnify the Executives in certain circumstances.

As part of the above employment agreements, the Company’s Compensation Committee and Board of Directors agreed that in the event the Company is sold for a Company Sale Price that represents at least $1.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives will receive, as a group, cash compensation of twelve percent (12.0%) of the Company Sale Price, payable in immediately available funds at the time of closing such transaction. The Company Sale Price is defined as the number of Equivalent Common Shares outstanding at the time the Company is sold multiplied by the price per share paid in such Company Sale transaction. The Equivalent Common Shares are defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares or other convertible securities and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of the above employment agreements but the market price per share used for this purpose to be no less than $1.00. The 12.0% was allocated in the new employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and two percent (2.0%) to Mr. Tomlinson.

Other compensation - In addition to the 12% allocation to the Executives, as discussed above, on August 11, 2009 the Company’s Compensation Committee determined that an additional three percent (3.0%) of the Company Sale Price would be allocated, on the same terms, with two percent (2.0%) allocated to the four outside Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee, one-half percent (0.5%) allocated to one additional Company executive-level employee and the remaining one-half percent (0.5%) to be allocated by the Board and the Company’s management at a later date, which will be primarily to compensate other Company executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives.

Bandwidth and co-location facilities purchase commitments - Effective July 1, 2008, the Company entered into a two-year long distance bandwidth rate agreement with a national CDN (content delivery network) company, which includes a minimum purchase commitment of approximately $200,000 per year. The Company is in compliance with this agreement, based on comparing the Company’s purchases through June 30, 2009 to the corresponding pro-rata share of that commitment. The Company has also entered into various agreements with a national co-location facilities company, for an aggregate minimum purchase commitment of approximately $27,000 per month, expiring at various times through September 2009.

Long distance purchase commitment - Effective January 15, 2006, EDNet entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a telephone services purchase commitment of approximately $120,000 per year. On September 13, 2007, this agreement was extended to add another two years, for a total term of four years. The Company is in compliance with this agreement, based on comparing the Company’s purchases through June 30, 2009 to the corresponding pro-rata share of that commitment.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments - The Company is obligated under operating leases for its four offices (one each in Pompano Beach, Florida and San Francisco, California and two in the New York City area), which call for monthly payments totaling approximately $51,400. The leases, with expiration dates ranging from 2009 to 2010, provide for renewal options and annual increases. Total rental expense (including executory costs) for all operating leases was approximately $634,000 and $618,000 for the nine months ended June 30, 2009 and 2008, respectively. Total rental expense (including executory costs) for all operating leases was approximately $195,000 and $222,000 for the three months ended June 30, 2009 and 2008, respectively.  Future minimum lease payments required under these non-cancelable leases as of June 30, 2009, excluding the capital lease obligations discussed in Note 4, total approximately $696,000.

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

The Company’s annual operating lease for office space in New York City expires December 31, 2009.   The monthly base rental is approximately $6,600.  The Company’s annual operating lease for its Infinite Conferencing location in New Jersey expired July 31, 2009, and is being continued thereafter on a month-to-month basis, with a monthly base rental of approximately $6,800.

Software purchase and royalty commitment – On March 31, 2008 the Company agreed to pay $300,000 (plus a $37,500 annual support fee) for a perpetual license for certain digital asset management software, which it currently utilizes to provide its automatic meta-tagging and other DMSP services. The initial $56,250 payment due under this perpetual license agreement was paid in July 2008 and the remaining obligation of $281,250 is included in accounts payable at September 30, 2008 and June 30, 2009. In connection with this license, the Company also agreed to pay a 1% royalty on revenues arising from the use, licensing or offering of the functionality of this software to its customers, to the extent such revenue exceeds certain levels, subject to a minimum amount per transaction and only to the extent the calculated royalty exceeds the perpetual license payment. The Company is not yet liable for any royalty payments under this agreement.

On August 5, 2009, the Company received a letter from the vendor of the above software, stating that the above license would be terminated if payment of $305,718.75 (the balance due plus interest) was not paid on or before September 4, 2009 and that the Company’s obligation to pay this amount would not be affected by such license termination. The Company believes that the termination of this license would not have a material effect on its ongoing operations, since the licenses involved are either the basis for new products being developed for which there are not yet significant revenues, are being used to provide excess capacity over our current operational needs or are being used to provide non-core services with an insignificant net contribution to the Company’s operating results. Furthermore, the Company believes that it has meritorious defenses supporting its lack of payment to date, including product performance and integration issues.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

On May 26, 2009, the Company was served with a Summons and Complaint filed in Broward County, Florida, containing a breach of contract claim against the Company by a firm seeking compensation for legal services allegedly rendered to the Company, plus court costs, in the amount of approximately $383,000. The Company filed a motion to dismiss this complaint, which was granted on August 5, 2009, but allows the plaintiff ten (10) days to refile its complaint. The Company has accrued approximately $115,000 related to this matter on its financial statements as of June 30, 2009, which was included in the write-off of certain acquisition-related costs included in the Company’s operating results for the nine and three months ended June 30, 2009 (see Note 1 – Effects of Recent Accounting Pronouncements). Regardless of this, the Company believes that its ultimate liability in this matter could be less than this accrual and in any event that the ultimate resolution of the matter will not have a material adverse effect on the Company’s financial position or results of operations.

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

Auction Video Japan office - On December 5, 2008 the Company entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of the Company’s outstanding assets and liabilities connected with that operation, in exchange for non-exclusive rights to sell Onstream Media products in Japan and be compensated on a commission-only basis. As a result, the Company recognized other income of approximately $45,000 for the nine months ended June 30, 2009, which is the difference between the assumed liabilities of approximately $84,000 and the assumed assets of approximately $39,000. It is the opinion of management that any further developments with respect to this shut down or the above agreement will not have a material adverse effect on the Company’s financial position or results of operations. See Note 2.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

During the nine months ended June 30, 2009, the Company issued 490,371 unregistered shares valued at approximately $127,000 and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. None of the shares were issued to Company directors or officers, although 90,000 of the shares were issued to a major shareholder – see Note 5. These amounts exclude the reduction for the cancellation previously recorded consulting shares as discussed above.

During the nine months ended June 30, 2009, the Company recorded the issuance of certain options to purchase 8,333 of its common shares, in exchange for financial consulting and advisory services, such options valued at approximately $5,000. This was the pro-rata share of total options to purchase 50,000 shares issued to Mr. Leon Nowalsky, director, in December 2007 as compensation for services to be rendered by him in connection with his appointment to the board. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $176,000 and $856,000 for the nine months ended June 30, 2009 and 2008, respectively, and approximately $61,000 and $231,000 for the three months ended June 30, 2009 and 2008, respectively.

As a result of previously issued shares and options for financial consulting and advisory services, the Company has approximately $192,000 in deferred equity compensation expense at June 30, 2009, to be amortized over the remaining periods of service of up to 16 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

The Company recognized compensation expense (and a corresponding increase in additional paid in capital) of approximately $723,000 and $1,072,000 for the nine months ended June 30, 2009 and 2008, respectively, and approximately $293,000 and $352,000 for the three months ended June 30, 2009 and 2008, respectively, in connection with options issued to its employees to purchase its common shares. See Note 5 (employment contracts and severance) and Note 8.

During the nine months ended June 30, 2009, the Company issued 452,589 shares valued at $137,276 in connection with interest on the Equipment Notes – see Note 4.

During the nine months ended June 30, 2009, the Company issued 178,361 shares in connection with the conversion of Series A-10 preferred as well as 243,251 shares in payment of dividends on Series A-10 and Series A-12 preferred, both issuances discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock

As of September 30, 2008, the only preferred stock outstanding was Series A-10 Convertible Preferred Stock (“Series A-10”). As of June 30, 2009, the only preferred stock outstanding was Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”).

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

The estimated fair value of warrants given in connection with the initial sale of the Series A-10 (see Note 8), plus the Series A-10’s beneficial conversion feature, was allocated to additional paid in capital and discount. The discount was amortized as a dividend over the four-year term of the Series A-10, with the final $20,292 amortized during the three months ended December 31, 2008 and the nine months ended June 30, 2009.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-12 Redeemable Convertible Preferred Stock (continued)

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

In accordance with the terms of the Series A-12, after six months the holders may require the Company, to the extent legally permitted, to redeem any or all Series A-12 shares purchased as Additional Shares at the additional purchase price of $10.00 per share.  Shares of Series A-12 acquired in exchange for shares of Series A-10 have no redemption rights. On April 14, 2009, the Company entered into a Redemption Agreement with one of the holders of the Series A-12, under which the holder redeemed 10,000 shares of Series A-12 in exchange for the Company’s payment of $100,000 on April 16, 2009. Furthermore, the Company has reflected $96,000 of the Series A-12 as a current liability on its June 30, 2009 balance sheet, which is the remaining $100,000 redeemable portion of the Series A-12, net of a pro-rata share of the total unamortized discount.

NOTE 7:  SEGMENT INFORMATION

The Company's operations are currently comprised of two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the DMSP and Smart Encoding divisions of the Digital Media Services Group as well as the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City metropolitan area. The primary operating activities of the Webcasting and Travel divisions of the Digital Media Services Group, as well as the Company’s headquarters, are in Pompano Beach, Florida. The primary operating activities of the UGC division of the Digital Media Services Group are in Colorado Springs, Colorado. All material Company sales, as well as the location of the Company’s property and equipment, are within the United States.

The above structure reflects changes made by the Company during the fiscal year ending September 30, 2008, as follows: (i) the previously existing Web Communications Services Group, which contained the Webcasting, Travel and Infinite divisions, was discontinued (ii) the Webcasting and Travel divisions were added to the already existing Digital Media Services Group and (iii) the EDNet division was removed from the Digital Media Services Group and combined with the Infinite division in a newly created Audio and Web Conferencing Group. The DMSP, UGC and Smart Encoding divisions remained in the Digital Media Services Group. Detailed below are the results of operations by segment for the nine and three months ended June 30, 2009 and 2008, and total assets by segment as of June 30, 2009 and September 30, 2008. All numbers reflect the current corporate structure outlined above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7:  SEGMENT INFORMATION (Continued)

	For the nine months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008
Revenue:
Digital Media Services Group	$6,100,290	$5,897,577	$2,076,159	$2,026,243
Audio and Web Conferencing Services Group	7,098,398	7,323,481	2,360,671	2,456,204
Total consolidated revenue	$13,198,688	$13,221,058	$4,436,830	$4,482,447

Segment operating income:
Digital Media Services Group	854,420	(108,590)	433,720	(9,065)
Audio and Web Conferencing Services Group	2,254,353	2,793,870	703,184	907,880
Total segment operating income	3,108,773	2,685,280	1,136,904	898,815

Depreciation and amortization	(2,555,836)	(3,112,054)	(544,385)	(1,012,273)
Corporate and unallocated shared expenses	(4,224,791)	(4,819,761)	(1,440,688)	(1,494,261)
Write off deferred acquisition costs	(540,007)	-	-	-
Impairment loss on goodwill and other intangible assets	(5,500,000)	-	-	-
Other (expense) income, net	(418,702)	(48,215)	(189,829)	(77,879)

Net loss	$(10,130,563)	$(5,294,750)	$(1,037,998)	$(1,685,598)

	June 30, 2009	September 30, 2008
Assets:
Digital Media Services Group	$7,985,773	$13,215,981
Audio and Web Conferencing Services Group	17,000,104	18,986,117
Corporate and unallocated	990,835	1,642,450
Total assets	$25,976,712	$33,844,548

Depreciation and amortization, as well as impairment losses on goodwill and other intangible assets and write off of deferred acquisition costs, are not utilized by the Company’s primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of June 30, 2009, the Company had issued and outstanding options and warrants to purchase up to 15,163,163 ONSM common shares, including 8,468,750 Plan Options; 2,409,178 Non-Plan Options to employees and directors; 1,501,750 Non-Plan Options to financial consultants; and 2,783,485 warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the nine months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	8,103,000	$1.31
Granted during the period	1,300,000	$0.69
Expired or forfeited during the period	(934,250)	$1.48
Balance, end of the period	8,468,750	$1.20

Exercisable at end of the period	4,835,833	$1.11

The Company recorded total compensation expense of approximately $723,000 and $1,072,000 for the nine months ended June 30, 2009 and 2008, respectively, and $293,000 and $352,000 for the three months ended June 30, 2009 and 2008, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of June 30, 2009 (and granted on or after the Company’s October 1, 2006 adoption of SFAS 123R) represents approximately $1,805,000 of potential future compensation expense, which excludes approximately $513,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of June 30, 2009 and also excludes $479,000 related to the value of executive performance options (see Note 5) not anticipated to be earned once the Company’s results for fiscal 2009 are finalized and accordingly expected to expire at that point.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The Company’s 8,468,750 outstanding Plan Options all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a remaining life of approximately 3.9 years and are further described below.

Grant date	Description	Total number of options outstanding	Vested portion of options outstanding	Exercise price per share	Expiration date

Dec 2004	Senior management	150,000	150,000	$1.21	Aug 2014
July 2005	Directors and senior management	1,300,000	1,300,000	$1.12	Aug 2014
July 2005	Directors and senior management	100,000	100,000	$1.12	July 2010
July 2005	Employees excluding senior management	884,000	884,000	$1.12	Aug 2014
July 2006	Carl Silva – new director	50,000	50,000	$0.88	Aug 2014
Sept 2006	Directors and senior management	650,000	650,000	$0.71	Sept 2011
Sept 2006	Employees excluding senior management	631,000	631,000	$0.71	Sept 2011
March 2007	Employees excluding senior management	25,000	25,000	$2.28	March 2011
April 2007	Infinite Merger – see note 2	150,000	150,000	$2.50	April 2012
Sept 2007	Senior management employment contracts – see note 5	2,618,750	637,500	$1.73	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	50,000	50,000	$1.00	Dec 2011
Dec 2007	Employees excluding senior management	10,000	3,333	$1.00	Dec 2011
April 2008	Employees excluding senior management	15,000	5,000	$1.00	April 2012
May 2008	Infinite management consultant – see note 5	100,000	100,000	$1.00	May 2013
Aug 2008	Employees excluding senior management	435,000	None	$1.00	Aug 2012
Dec 2008	Employees excluding senior management	500,000	None	$1.00	Dec 2012
May 2009	Infinite management consultant – see note 5	400,000	None	$0.50	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	400,000	100,000	$0.50	May 2013 – Jul 2015
	Total Plan Options as of June 30, 2009	8,468,750	4,835,833

On August 11, 2009, the Company’s Compensation Committee authorized the extension of the expiration date of 2,384,000 Plan Options, that would have expired on or before July 31, 2010 based on their initial terms, to a revised expiration date of August 11, 2014, which extension is reflected in the above table. No other terms of those options were modified. As a result of this extension, the Company will recognize non-cash compensation expense of approximately $398,000 for the three and twelve months ended September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2009, the Company had 2,409,178 outstanding Non Plan options issued to employees and directors, which were issued during the year ended September 30, 2005. During that period, the Company issued immediately exercisable five-year options to certain executives, directors and other management for the purchase of 1,350,000 shares of ONSM common stock at $1.57 per share (fair market value at date of grant); five-year options to certain executives, fully-vested as of September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share (greater than the $1.57 fair market value at date of grant); and 281,390 immediately exercisable options at an exercise price of $3.376 per share, issued in conjunction with the Onstream Merger and of which 22,212 have expired as of June 30, 2009.

On August 11, 2009, the Compensation Committee agreed to grant 1,306,250 five-year Plan Options to certain executives, directors and other management in exchange for the cancellation of an equivalent number of Non Plan Options held by those individuals and expiring at various dates through December 2008, with no change in the exercise prices, which are all in excess of the market value of an ONSM share as of August 11, 2009. As a result of this cancellation and re-issuance, the Company will recognize non-cash compensation expense of approximately $191,000 for the three and twelve months ended September 30, 2009. On August 11, 2009, the Compensation Committee also agreed to grant another 749,305 five-year Plan Options to those same individuals in exchange for the cancellation of an equivalent number of Non Plan Options held by them and expiring in December 2008, with no change in the exercise price, provided such price is in excess of the market value of an ONSM share as of the grant date. This grant is subject to an adequate number of Plan shares becoming available, which the Company expects to be the case as a result of recent employment terminations and the expected expiration of unearned executive performance options once the Company’s results for fiscal 2009 are finalized (see Note 5). As a result of this cancellation and re-issuance, the Company expects to recognize non-cash compensation expense of approximately $127,000 for the three months ended December 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2009, the Company had 1,501,750 outstanding and fully vested Non Plan options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Year ended September 30, 2008	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January – December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

October 2005 – August 2006	295,000	$1.00	Oct 2009 – Aug 2010
March – September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

July – September 2005	225,000	$1.10	July – Sept 2009
March 2005	5,000	$1.65	March 2010
December 2004	14,816	$3.376	Sept 2009 – Dec 2009
Year ended September 30, 2005	244,816

Total Non Plan consultant options as of June 30, 2009	1,501,750

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2009, the Company had outstanding vested warrants, primarily issued in connection with various financings, to purchase an aggregate of 2,783,485 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees – common share offering – March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures – December 2004	737,114	$1.65	December 2009
Series A-10 Preferred – December 2004	909,083	$1.50	December 2009

Total warrants as of June 30, 2009	2,783,485

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 9: SUBSEQUENT EVENTS

The Company’s June 30, 2009 financial statements were available to be issued on or about August 14, 2009 and the Company has evaluated all events occurring through that date for disclosure therein. Notes 1 (Effects of Recent Accounting Pronouncements), 4 (Infinite Notes), 5 (NASDAQ letters regarding minimum share price listing requirement, Employment contracts and severance, Other compensation, Lease commitments, Software purchase and royalty commitment and Legal proceedings) and 6 (Plan Option modifications and grants) contain disclosure with respect to transactions occurring after June 30, 2009.

During the period from July 1, 2009 through August 7, 2009, the Company recorded the issuance of 50,000 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of two to five months, and will result in a professional fees expense of approximately $16,000 over the service period. None of these shares were issued to Company directors or officers, although 20,000 of these shares were issued to a major shareholder (in excess of 5% beneficial Company ownership interest).

On August 12, 2009, CCJ Trust advanced $100,000 to the Company as a short term advance bearing interest at .022% per day (equivalent to approximately 8% per annum) until it is repaid. The Company agreed to repay that advance (including interest) on or before August 27, 2009, unless the parties mutually agree to another financing transaction(s) before that date.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in this quarterly report on Form 10-Q.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 99 full time employees as of August 7, 2009, with operations organized in two main operating groups:

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

Our Web and Audio Conferencing Services Group includes a) our Infinite Conferencing (“Infinite”) division, which operates primarily from facilities in the New York City metropolitan area and provides “reservationless” and operator-assisted audio and web conferencing services and b) our EDNet division, which operates primarily from facilities in San Francisco, California and provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

For segment information related to the revenue and operating income of these groups, see Note 7 to the Consolidated Financial Statements.

Recent Developments

During the third quarter of fiscal 2009 we received $1.0 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that we entered into with Rockridge dated April 14, 2009. In connection with this transaction, we issued a Note (the “Rockridge Note”), which is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. The Rockridge Note is repayable in equal monthly installments commencing May 14, 2009 and extending over two years, which installments include principal (except for a $250,000 balloon payable at the end of the two year period and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 1,500,000 restricted ONSM common shares.

On August 12, 2009, CCJ Trust advanced $100,000 to us as a short term advance bearing interest at approximately 8% per annum until it is repaid. We agreed to repay that advance (including interest) on or before August 27, 2009, unless the parties mutually agree to another financing transaction(s) before that date.

See Liquidity and Capital Resources for further details related to the above transactions.

We received a letter from NASDAQ dated January 4, 2008 indicating that we had 180 calendar days, or until July 2, 2008, to regain compliance with Marketplace Rule 4310(c)(4) (the “Rule”), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The NASDAQ letter indicated that our non-compliance with the Rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days.  After a series of extensions arising from NASDAQ’s suspension of their enforcement of this listing requirement, the final extension ended on July 31, 2009.  Since we were in a bid price compliance period at the time of the initial suspension, wet remained at the same stage of the process they were in when the NASDAQ first announced the suspension until that suspension was terminated on July 31, 2009. Accordingly we now have until October 16, 2009 to regain compliance with this requirement. We might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if ONSM common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the October 16, 2009 deadline.  The closing ONSM share price was $0.32 per share on August 7, 2009 and $0.59 per share on August 13, 2009. Although we have not decided on such action, we have been advised that as a Florida corporation we may implement a reverse split of our common shares without shareholder approval, provided a proportionate reduction is made in the number of our authorized common shares and we provide appropriate advance notice to NASDAQ and other applicable authorities.

The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants) issued by us from December 2004 through April 2006, plus the common shares issued by us in connection with the April 2007 Infinite Merger, contain penalty clauses if our common stock is not traded on NASDAQ or a similar national exchange.

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

Results of Operations

Our consolidated net loss for the nine months ended June 30, 2009 was approximately $10.1 million ($0.23 loss per share) as compared to a loss of approximately $5.3 million ($0.13 loss per share) for the corresponding period of the prior fiscal year, an increase in our loss of approximately $4.8 million (91%). The increased net loss was primarily due to a $5.5 million charge for impairment of goodwill and other intangible assets in the current fiscal year period (arising from the difference between our market capitalization, as adjusted, and our net book value - i.e., stockholders’ equity as reflected in our financial statements) versus no comparable amount in the corresponding prior fiscal year period.

Our consolidated net loss for the three months ended June 30, 2009 was approximately $1.0 million ($0.02 loss per share) as compared to a loss of approximately $1.7 million ($0.04 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $648,000 (38%). The decreased net loss was primarily due to declines in professional fees expense and depreciation and amortization expense in the current fiscal year period as compared to those amounts in the corresponding prior fiscal year period.

Nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 - The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Nine Months Ended June 30,
	2009	2008
Revenue:

DMSP and hosting	9.9%	8.2%
Webcasting	34.0	33.7
Audio and web conferencing	41.6	41.1
Network usage	11.6	13.0
Other	2.9	4.0
Total revenue	100.0%	100.0%

Costs of revenue:

DMSP and hosting	3.1%	3.5%
Webcasting	10.1	11.4
Audio and web conferencing	10.1	8.2
Network usage	5.0	5.4
Other	2.8	3.9
Total costs of revenue	31.1%	32.4%

Gross margin	68.9%	67.6%

Operating expenses:
Compensation	56.2%	56.3%
Professional fees	6.9	12.2
Write off deferred acquisition costs	4.1	-
Impairment loss on goodwill and other intangible assets	41.7	-
Other general and administrative	14.2	15.3
Depreciation and amortization	19.4	23.5
Total operating expenses	142.5%	107.3%

Loss from operations	(73.6)%	(39.7)%

Other expense, net:
Interest expense	(3.4)	(1.0)
Other income, net	0.2	0.7
Total other expense, net	(3.2)%	(0.3)%

Net loss	(76.8)%	(40.0)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	Nine months ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent

Total revenue	$13,198,688	$13,221,058	$(22,370)	(0.2)%
Total costs of revenue	4,102,520	4,282,922	(180,402)	(4.2)%
Gross margin	9,096,168	8,938,136	158,032	1.8%

General and administrative expenses	10,212,186	11,072,617	(860,431)	(7.8)%
Write off deferred acquisition costs	540,007	-	540,007	-
Impairment loss on goodwill and other intangible assets	5,500,000	-	5,500,000	-
Depreciation and amortization	2,555,836	3,112,054	(556,218)	(17.9)%
Total operating expenses	18,808,029	14,184,671	4,623,358	32.6%

Loss from operations	(9,711,861)	(5,246,535)	4,465,326	85.1%

Other expense	(418,702)	(48,215)	370,487	768.4%

Net loss	$(10,130,563)	$(5,294,750)	$4,835,813	91.3%

Revenues and Gross Margin

Consolidated operating revenue was approximately $13.2 million for the nine months ended June 30, 2009, a decrease of approximately $22,000 (0.2%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, partially offset by increased revenues of the Digital Media Services Group.

Digital Media Services Group revenues were approximately $6.1 million for the nine months ended June 30, 2009, which represented an increase of approximately $203,000 (3.4%) over the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $217,000 (20.0%) increase in DMSP and hosting division revenues over the corresponding period of the prior fiscal year. This increase in DMSP and hosting division revenues was comprised of (i) an approximately $285,000 increase in DMSP “Store and Stream” revenues and (ii) an approximately $31,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division.

As of June 30, 2009, we had 331 monthly recurring subscribers to the “Store and Stream” application of the DMSP, which was developed as a focused interface for small to medium business (SMB) clients, as compared to 218 subscribers as of June 30, 2008. Including large DMSP hosting customers supported by our Smart Encoding Division, these customer counts were 350 and 233, respectively. We expect this DMSP customer base to continue to grow, especially as a result of our February 2009 launch of “Streaming Publisher”, an additional version of the DMSP platform. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The new Streaming Publisher upgrade to the DMSP is a key step in our objective to address the developing online video advertising market and includes features such as automated transcoding (the ability to convert media files into multiple file formats), player gallery (the ability to create various video players and detailed usage reports), as well as advanced permissions, security and syndication features. Users of the basic Store and Stream version of the DMSP may easily upgrade to the Streaming Publisher version for a higher monthly fee.

In addition to the development of these additional features and products, we have made progress on our development of an enhanced video search function, which is now referred to as Video Search Engine Optimization (VSEO). VSEO is based on the software and hardware infrastructure purchased primarily from Autonomy/Virage plus the allocation of internal resources from our programming and development professionals.  Although the timing of further VSEO development is subject to our overall development priorities, it is currently expected to be released no later than the end of fiscal 2010.

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

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office. In August 2008 and February 2009, the U.S. Patent Office issued non-final rejections of the claims pending in the first of the two applications. As a result of our formal appeal of the non-final rejection, the U.S Patent Office has granted us a re-hearing of our patent claims by a different examiner group within the U.S. Patent Office, which re-hearing occurred in May 2009 and resulted in another non-final rejection. We have until November 21, 2009 (including the available extension of up to 90 days) to appeal the latest action. Regardless of this, our management has determined that a final rejection of these claims would not have a material adverse effect on our financial position or results of operations. The U.S. Patent Office has taken no formal action with regard to the second of the two applications. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, as well as a result of sales of the recently launched Streaming Publisher version of the DMSP we expect the fiscal 2009 DMSP and hosting revenues (for the year as a whole) to exceed the corresponding fiscal 2008 amounts, although such increase cannot be assured.

Although webcasting revenues increased only approximately $26,000 (0.6%) for the nine months ended June 30, 2009, as compared to the corresponding period of the prior fiscal year, the number of webcasts produced increased to approximately 5,600 webcasts for the nine months ended June 30, 2009, versus approximately 5,100 webcasts for the corresponding period of the prior fiscal year. However, since most of the 500 event increase was attributable to audio events with a lower per-event cost than video events, the average revenue per webcast event decreased to approximately $797 for the current fiscal year period as compared to approximately $868 for the prior fiscal year period.

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

We have made the following announcements with respect to our government related webcasting and other sales activity:

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

•
In November 2007 we announced that we had been awarded a stake in a three-year Master Services Agreement (MSA) by the State of California to provide video and audio streaming services to the state and participating local governments. In August 2008 we announced that we had been awarded three new multi-year public sector webcasting services contracts with the United States Nuclear Regulatory Commission (NRC), California State Department of Technology Services (DTS), and California State Board of Equalization (BOE). In April 2009 we announced that, in addition to the extension of the NRC contract for the first full year after a successful initial test period, we were engaged to perform webcasting services for use by the U.S. Department of Interior, Minerals Management Service. We recognized related revenues for all of the above government-related contracts of approximately $243,000 for the year ended September 30, 2008 and $219,000 for the nine months ended June 30, 2009.

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

In October 2008, we announced the hiring of Mr. Daniel Debaun, an experienced executive in sales and other strategic areas, as Vice President, Business Development for the iEncode product, a subscription based, on site webcasting service. In February 2009, as ongoing iEncode sales began, Mr. DeBaun’s role was redefined for him to be a focused commissioned agent for the iEncode product. Although we have recorded some iEncode revenue during fiscal 2009 through June, we introduced version 2 of iEncode in June 2009 and as a result expect iEncode sales to increase to more meaningful levels starting from the fourth quarter of fiscal 2009 and extending through fiscal 2010.  We also expect increased webcasting and other revenues as a result of increased government contract activity, including the items noted above. Therefore, due to the anticipated increases in webcasting revenues, as well as anticipated increases in DMSP and hosting revenues, we expect the fiscal 2009 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2008 amounts, although such increase cannot be assured.

Audio and Web Conferencing Services Group revenues were approximately $7.1 million for the nine months ended June 30, 2009, a decrease of approximately $225,000 (3.1%) from the corresponding period of the prior fiscal year. This decrease primarily was a result of decreased network usage service fees from the EDNet division, which we believe resulted from (i) a reduction in television and movie production activity in the current year in response to a general economic slow-down as well as (ii) higher than normal production activity by our customers in the comparable prior year period in an attempt to mitigate the impact of the threatened Hollywood actor’s strike, which strike did ultimately occur in the last part of the December 2007 quarter and extended into the March 2008 quarter.

For some time the Infinite division sales force has been focusing on entering into agreements with organizations with resources to provide Infinite’s audio and web conferencing services to certain targeted groups. In April 2008, we announced Infinite’s strategic partnership with Proforma, a leading provider of graphic communications solutions. In August 2008, we announced that Infinite signed a reseller agreement with Copper Conferencing, one of the nation’s leading, carrier-class conferencing services providers for small and medium-sized businesses. In March 2009 we announced Infinite’s master agency agreement with Presidio Networked Solutions, a systems integrator. In April 2009, we announced Infinite’s collaboration with PeerPort to launch WebMeet Community, an integrated suite of virtual collaboration services. Although these relationships and initiatives are important as a basis for building future sales, in some cases there will be a lead time of a year or longer before they are reflected in actual recorded sales. Furthermore, we recently began a reorganization of the Infinite management and sales staff, which included the hiring of a new divisional president in June 2009. Therefore, due to the expected effects of the recent Infinite reorganization still in process, as well as the EDNet trends discussed above which we expect will continue for the foreseeable future, we do not expect the fiscal 2009 revenues of the Audio and Web Conferencing Services Group (for the year as a whole) to exceed the corresponding fiscal 2008 amounts.

Consolidated gross margin was approximately $9.1 million for the nine months ended June 30, 2009, an increase of approximately $158,000 (1.8%) from the corresponding period of the prior fiscal year. This increase was primarily due to approximately $529,000 more gross margin from the Digital Media Services Group corresponding to the $203,000 increase in Digital Media Services Group revenues as discussed above, as well as increased gross margin percentage on those revenues from 59.2% to 65.9%. A primary reason for this increased gross margin percentage was a reduction in the third quarter of fiscal 2009 of our direct costs related to webcasting, including primarily our costs for production, as compared to those direct webcasting costs for the third quarter of fiscal 2008.

The consolidated gross margin percentage was 68.9% for the nine months ended June 30, 2009, versus 67.6% for the corresponding period of the prior fiscal year.

Based on our expectations of increased sales as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2009 (for the year as a whole) to exceed the prior fiscal year amounts, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $18.8 million for the nine months ended June 30, 2009, an increase of approximately $4.6 million (32.6%) over the corresponding period of the prior fiscal year, primarily due to charges in the current fiscal year period for (i) goodwill impairment and (ii) a write off of deferred acquisition costs, versus no comparable amounts in the corresponding prior fiscal year period. The effect of such charges, which totaled approximately $6.0 million, was partially offset by declines in professional fees expense and depreciation and amortization expense in the current fiscal year period as compared to those amounts in the corresponding prior fiscal year period.

SFAS 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Acquired Onstream as of December 31, 2008, including an assessment of the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Although, based on these factors, the first step of the two step testing process of Acquired Onstream’s net assets (which include the DMSP) preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of  recent substantial volatility in the capital markets, our stock price and market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of SFAS 142, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the three months ended December 31, 2008. None of our reporting units with significant goodwill or intangible assets were scheduled for a recurring annual impairment review during the June 30, 2009 quarter and as of June 30, 2009, we noted no business or other conditions that would indicate the necessity for interim “step one” testing of individual reporting units for impairment. Therefore, the comparison of our market capitalization to our net book value as of June 30, 2009 was not considered to be relevant at that date, and the non-cash expense for the impairment of our goodwill and other intangible assets was also $5.5 million for the nine months ended June 30, 2009. However, if our stock price and market value continue at the June 30, 2009 levels or decline further, such condition may result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets.

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), which Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008). The terms of the Merger Agreement, as amended, allowed that if the Effective Time did not occur on or prior to November 30, 2008, the Merger Agreement could be terminated by either Onstream or Narrowstep at any time after that date provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep. As a result of this termination, we recorded the write-off of $540,007 of certain previously deferred acquisition-related costs, which is reflected in our operating results for the nine months ended June 30, 2009. In addition, we may incur additional future costs and expenses not included in this write-off, as follows: (i) satisfaction of a claim by Narrowstep for certain equipment alleged to be in our custody and (ii) satisfaction of certain other damages asserted by Narrowstep, in the event Narrowstep’s assertions are pursued by them and upheld in a legal decision, which we do not expect, although this cannot be assured.

Professional fee expense for the nine months ended June 30, 2009 was approximately $705,000 (43.8%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to lower non-cash expenses related to equity-based compensation (shares and options) paid for financial and other consulting services.

Depreciation and amortization expense for the nine months ended June 30, 2009 was approximately $556,000 (17.9%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment loss we recorded during the three months ended December 31, 2008, which was recorded as a reduction of the historical depreciable cost basis of those assets as of that date.

On August 11, 2009, our Compensation Committee authorized the extension of the expiration date of 2,384,000 Plan Options, that would have expired on or before July 31, 2010 based on their initial terms, to a revised expiration date of August 11, 2014, which extension is reflected in the above table. No other terms of those options were modified. As a result of this extension, we will recognize non-cash compensation expense of approximately $398,000 for the three and twelve months ended September 30, 2009. On August 11, 2009, our Compensation Committee also agreed to grant 1,306,250 five-year Plan Options to senior management in exchange for the cancellation of an equivalent number of non-Plan Options held by those individuals and expiring at various dates through December 2008, with no change in the exercise prices, which are all in excess of the market value of an ONSM share as of August 11, 2009. As a result of this cancellation and re-issuance, we will recognize non-cash compensation expense of approximately $191,000 for the three and twelve months ended September 30, 2009. On August 11, 2009, our Compensation Committee also agreed to grant another 749,305 five-year Plan Options to senior management in exchange for the cancellation of an equivalent number of non-Plan Options held by those individuals and expiring in December 2008, with no change in the exercise price, provided such price is in excess of the market value of an ONSM share as of the grant date. This grant is subject to an adequate number of Plan shares becoming available as a result of employment terminations and cancellation of unearned executive performance bonus options. As a result of this cancellation and re-issuance, we expect to recognize non-cash compensation expense of approximately $127,000 for the three months ended December 31, 2009.

As a result of the expected continuation of the above trends in professional fees and depreciation and amortization expense, we expect our consolidated operating expenses for fiscal year 2009 to continue to be less than the corresponding prior year amounts (excluding the impact of current and potential future goodwill impairment charges as well as the write off of deferred acquisition costs), although this cannot be assured.

Other Expense

Other expense of approximately $419,000 for the nine months ended June 30, 2009 was approximately $370,000 (768.4%) more expense as compared to the corresponding period of the prior fiscal year. This additional expense was primarily related to an increase in interest expense of approximately $321,000, arising from a much higher level of interest bearing debt for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. As of June 30, 2009, we had outstanding interest bearing debt with a total face amount of approximately $3.7 million, which was primarily comprised of (i) $1.5 million in borrowings outstanding for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at prime plus 8% (prime plus 11% from December 2, 2008), (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million and incurring interest expense at 12% per annum and (iii) a note payable for $1.0 million and incurring interest expense at 12% per annum. In addition to these interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts. As compared to the approximately $3.7 million as of June 30, 2009, our interest bearing debt totaled approximately $2.9 million as of June 30, 2008.  Furthermore, our interest bearing debt was approximately $3.1 million as of December 31, 2008, as compared to only approximately $900,000 at December 31, 2007. We also anticipate our interest expense during the remainder of fiscal 2009 to continue to be greater than the corresponding prior year amounts.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008 - The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended June 30,
	2009	2008
Revenue:

DMSP and hosting	9.8%	8.0%
Webcasting	35.4	35.0
Audio and web conferencing	41.5	40.8
Network usage	11.3	12.7
Other	2.0	3.5
Total revenue	100.0%	100.0%

Costs of revenue:

DMSP and hosting	2.4%	4.9%
Webcasting	9.6	12.0
Audio and web conferencing	10.6	8.7
Network usage	4.6	5.3
Other	2.3	3.5
Total costs of revenue	29.5%	34.4%

Gross margin	70.5%	65.6%

Operating expenses:
Compensation	56.7%	54.3%
Professional fees	5.5	9.5
Other general and administrative	15.2	15.1
Depreciation and amortization	12.2	22.6
Total operating expenses	89.6%	101.5%

Loss from operations	(19.1)%	(35.9)%

Other expense, net:
Interest expense	(4.3)	(1.7)
Total other expense, net	(4.3)%	(1.7)%

Net loss	(23.4)%	(37.6)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	Three months ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent

Total revenue	$4,436,830	$4,482,447	$(45,617)	(1.0)%
Total costs of revenue	1,309,008	1,544,031	(235,023)	(15.2)%
Gross margin	3,127,822	2,938,416	189,406	6.4%

General and administrative expenses	3,431,606	3,533,862	(102,256)	(2.9)%
Depreciation and amortization	544,385	1,012,273	(467,888)	(46.2)%
Total operating expenses	3,975,991	4,546,135	(570,144)	(12.5)%

Loss from operations	(848,169)	(1,607,719)	(759,550)	(47.2)%

Other expense	(189,829)	(77,879)	111,950	143.7%

Net loss	$(1,037,998)	$(1,685,598)	$(647,600)	(38.4)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.4 million for the three months ended June 30, 2009, a decrease of approximately $46,000 (1.0%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, partially offset by increased revenues of the Digital Media Services Group.

Digital Media Services Group revenues were approximately $2.1 million for the three months ended June 30, 2009, which represented an increase of approximately $50,000 (2.5%) over the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $77,000 (21.7%) increase in DMSP and hosting division revenues over the corresponding period of the prior fiscal year. This increase in DMSP and hosting division revenues was comprised of an approximately $93,000 increase in DMSP “Store and Stream” revenues.

The increased Digital Media Services Group revenues also included an approximately $2,300 (0.1%) increase in webcasting revenues for the three months ended June 30, 2009, as compared to the corresponding period of the prior fiscal year. The number of webcasts produced increased to approximately 2,000 webcasts for the three months ended June 30, 2009, versus approximately 1,900 webcasts for the corresponding period of the prior fiscal year. However, since most of the 100 event increase was attributable to audio events with a lower per-event cost than video events, the average revenue per webcast event decreased to approximately $800 for the current fiscal year period as compared to approximately $832 for the prior fiscal year period.

Audio and Web Conferencing Services Group revenues were approximately $2.4 million for the three months ended June 30, 2009, a decrease of approximately $96,000 (3.9%) from the corresponding period of the prior fiscal year.

Consolidated gross margin was approximately $3.1 million for the three months ended June 30, 2009, an increase of approximately $189,000 (6.4%) from the corresponding period of the prior fiscal year. This increase was primarily due to approximately $317,000 more gross margin from the Digital Media Services Group corresponding to the $50,000 increase in Digital Media Services Group revenues as discussed above, as well as increased gross margin percentage on those revenues from 55.9% to 69.8%. A primary reason for this increased gross margin percentage was a reduction in the third quarter of fiscal 2009 of our direct costs related to webcasting, including primarily our costs for production, as compared to those direct webcasting costs for the third quarter of fiscal 2008.

The consolidated gross margin percentage was 70.5% for the three months ended June 30, 2009, versus 65.6% for the corresponding period of the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $4.0 million for the three months ended June 30, 2009, a decrease of approximately $570,000 (12.5%) over the corresponding period of the prior fiscal year, primarily due to declines in professional fees expense and depreciation and amortization expense in the current fiscal year period as compared to those amounts in the corresponding prior fiscal year period.

Professional fee expense for the three months ended June 30, 2009 was approximately $184,000 (43.1%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to lower non-cash expenses related to equity-based compensation (shares and options) paid for financial and other consulting services.

Depreciation and amortization expense for the three months ended June 30, 2009 was approximately $468,000 (46.2%) less than the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment loss we recorded during the three months ended December 31, 2008, which was recorded as a reduction of the historical depreciable cost basis of those assets as of that date.

Other Expense

Other expense of approximately $190,000 for the three months ended June 30, 2009 was approximately $112,000 (143.7%) more expense as compared to the corresponding period of the prior fiscal year.  This additional expense was primarily related to an increase in interest expense of approximately $112,000, arising from a much higher level of interest bearing debt as of June 30, 2009 as compared to June 30, 2008.

Liquidity and Capital Resources

Our financial statements for the nine months ended June 30, 2009 reflect a net loss of approximately $10.1 million, although cash provided by operations for that period was approximately $153,000. Although we had cash of approximately $586,000 at June 30, 2009, working capital was a deficit of approximately $2.2 million at that date.

During the nine months ended June 30, 2009, we obtained financing from three primary sources – a) a line of credit arrangement (the “Line”) collateralized by our accounts receivable, under which we have borrowed approximately $399,000 (net of repayments) during the nine month period, b)  a note collateralized by all our assets not pledged under the Line for which we received $1.0 million in cash during the third quarter of fiscal 2009 and c) $100,000 in cash proceeds from our sale of Series A-12 preferred in December 2008, net of subsequent redemptions.

The maximum allowable borrowing amount under the Line is now $1.6 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance ($1.599 million as of June 30, 2009) bears interest at prime plus 11% per annum, payable monthly in arrears. The outstanding principal under the Line may be repaid at any time, but no later than December 2009, which term may be extended by the Company for an extra year, subject to compliance with all loan terms, including no material adverse change. The Company has not been in compliance with certain loan covenants through June 30, 2009, although the lender has granted waivers through those dates.

During the third quarter of fiscal 2009 we received $1.0 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that we entered into with Rockridge dated April 14, 2009. In connection with this transaction, we issued a Note (the “Rockridge Note”), which is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly installments of approximately $38,000 commencing May 14, 2009 and extending over two years, which installments include principal (except for a $250,000 balloon payable at the end of the two year period and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, which fee would be satisfied by our issuance of 1,500,000 restricted ONSM common shares. The value of those shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the shares are sold for an average share price less than the minimum of $0.20 per share.

We prepaid the dividends on all initially issued shares of Series A-12 ($800,000 stated value) through the date of the automatic conversion to ONSM common shares (December 31, 2009). In accordance with the terms of the Series A-12, at any time after June 30, 2009 until it automatically converts to ONSM common shares on December 31, 2009, the holders may require us, to the extent legally permitted, to redeem up to 20,000 shares ($200,000 stated value) of the Series A-12 shares. On April 14, 2009, we entered into a Redemption Agreement with one of the holders of the Series A-12, under which the holder redeemed 10,000 shares of Series A-12 in exchange for our payment of $100,000 on April 16, 2009. Accordingly, until December 31, 2009, we may be required to redeem up to another 10,000 Series A-12 shares by the other holder.

We are currently obligated under convertible Equipment Notes with a face value of $1.0 million which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The next interest payment date is October 31, 2009 and the principal is not due before June 2011. The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the holder’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity, interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

In accordance with the terms of our acquisition of Infinite Conferencing, we agreed that in the event the accumulated gross proceeds of the sale of certain shares issued in connection with that acquisition were less than a contractually defined amount, we would pay the difference. On March 12, 2008, we executed promissory notes (the “Infinite Notes”) in satisfaction of that obligation, which had a remaining principal balance due of $8,399 plus accrued interest at 12% per annum as of June 30, 2009. We have paid the final $8,399 principal due on this obligation in July 2009 and a final payment of accrued interest of approximately $68,000 was due on July 10, 2009. The Infinite Notes are collateralized by all of our assets other than accounts receivable and are subordinated to the first $4.0 million of our debt outstanding from time to time.

We are also obligated under 2 capital leases: (i) a capital lease for audio conferencing equipment payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974 and (ii) a capital lease for telephone equipment payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

Projected capital expenditures for the next twelve months total approximately $1.8 million which includes software development and hardware upgrades to the DMSP, software development and hardware upgrades to the webcasting system (including iEncode) and software and hardware upgrades to the audio and web conferencing infrastructure. This total includes the payment of approximately $372,000 reflected by us as accounts payable at June 30, 2009 (which will not be reflected as capital expenditures in our cash flow statement until paid).  Certain of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely. In addition, approximately $179,000 of the Narrowstep acquisition costs first deferred and then written off by us through June 30, 2009 are included in accounts payable at that date and will not be reflected as capital expenditures in our cash flow statement until paid.

On March 18, 2009, we terminated the Merger Agreement for the acquisition of Narrowstep, which Merger Agreement we had first entered into on May 29, 2008 and then was amended twice (on August 13, 2008 and on September 15, 2008). The Merger Agreement could be terminated by either Onstream or Narrowstep at any time after November 30, 2008 provided that the terminating party was not responsible for the delay. As a result of this termination, we recorded the write-off of certain acquisition-related costs in our operating results for the nine and three months ended June 30, 2009. In addition, we may incur additional future costs and expenses not included in this write-off, as follows: (i) satisfaction of a claim by Narrowstep for certain equipment alleged to be in our custody and (ii) satisfaction of certain other damages asserted by Narrowstep.

In November 2008 Narrowstep invoiced us approximately $372,000 for Narrowstep’s equipment alleged to be in our custody as of that date and in June 2009 a letter issued by Narrowstep’s counsel demanded that we pay $400,000 related to this matter. Although we acknowledged possession of at least some of this equipment, we have not agreed to a payment for that equipment and believe that if a payment were made it would be substantially less than the Narrowstep invoice. Accordingly, this matter is not reflected as a liability on our financial statements, nor have we included any related assets on our financial statements. However, we received approximately $32,000 in merchandise credit for certain of this equipment, which credit was recorded as a reduction of our write-off of acquisition costs for the nine and three months ended June 30, 2009 and is considered to be a valid offset to certain amounts included in that write-off but which we believe should have been paid by Narrowstep. Also, in addition to these costs, we believe that we could seek reimbursement from Narrowstep of certain compensation and other general and administrative costs reflected in our operating expenses through June 30, 2009 (i.e., not segregated as part of the specific write-off of acquisition costs), since they were incurred in direct support of Narrowstep operations.

On April 16, 2009 Narrowstep issued a press release announcing that it is seeking $14 million and other damages (including the above matter) from us, as a result of our alleged actions in connection with the termination of the agreement to acquire Narrowstep. This demand was made in the form of a letter issued by Narrowstep’s counsel, although to the best of our knowledge, no formal lawsuit has been filed by Narrowstep. After reviewing the demand letter issued by Narrowstep’s counsel, we believe that Narrowstep has no basis in fact or in law for any claim. Accordingly, this matter is not reflected as a liability on our financial statements.

In May 2009, we were sued for breach of contract for legal services allegedly rendered to us in the amount of approximately $383,000. We have accrued approximately $115,000 related to this matter on our financial statements as of June 30, 2009 and believe that our ultimate liability in this matter could be less than this accrual and in any event that its ultimate resolution will not have a material adverse effect on our financial position or results of operations.

In August 2009, we received a letter from the vendor of certain software used in our Smart Encoding division, stating that the related licenses would be terminated if payment of approximately $306,000 ($282,000 of which is accrued as a liability on our June 30, 2009 balance sheet) was not made by September 4, 2009 and that our obligation to pay this amount would not be affected by such license termination. We believe that the termination of these licenses would not have a material effect on our ongoing operations and furthermore believe that we have meritorious defenses supporting our lack of payment to date, including product performance and integration issues.

During February 2009, we took actions to reduce our personnel and certain other operating costs by approximately $65,000 per month, which savings are fully reflected in the operating results for the three months ended June 30, 2009. During the three months ended June 30, 2009, and as described above, we obtained $1.0 million incremental financing proceeds. We have estimated that, absent any further reductions in our current and planned expenditure levels, and after considering the effects of the above noted cost reductions and incremental financing, we would require an approximately 10-11% increase in our consolidated revenues starting in the fourth quarter of fiscal 2009, as compared to the third quarter of fiscal 2009, in order to adequately fund those expenditures (including debt service and anticipated capital expenditures) through September 30, 2009. We have estimated that, in addition to this ongoing revenue increase, we will also require a one-time cash infusion of approximately $1.0 to $1.5 million to adequately address our current working capital deficit, although we expect that this full amount will not be required on or before September 30, 2009.

We have implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve these revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2009. Effective April 1, 2009, we began to identify and implement certain infrastructure and other cost savings. We will closely monitor our revenue and other business activity through the remainder of fiscal 2009 to determine if further cost reductions, the raising of additional capital or other activity is considered necessary.

Our accumulated deficit was approximately $112.4 million at June 30, 2009. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

As of August 7, 2009, there were approximately 681,000 registered options and warrants outstanding, excluding options held by directors and employees, to purchase ONSM shares with exercise prices from $1.00 to $1.10 per share. The closing ONSM share price was $0.32 per share on August 7, 2009 and $0.59 per share on August 13, 2009.

Other than working capital which may become available to us through the exercise of outstanding options and warrants or from further borrowing, we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that any options or warrants will be exercised, that we will be able to borrow further funds (including the renewal or extension of the Line after its December 2009 expiration), or that we will increase our revenues and/or control our expenses to a level sufficient to continue and/or provide positive cash flow. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. As a result of the uncertainty as to our available working capital over the upcoming months (including the renewal or extension of the Line after its December 2009 expiration), we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash provided by operating activities was approximately $153,000 for the nine months ended June 30, 2009, as compared to approximately $124,000 used in operations for the corresponding period of the prior fiscal year. The $153,000 reflects our net loss of approximately $10.1 million, reduced by approximately $9.9 million of non-cash expenses included in that loss as well as by approximately $429,000 arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the nine months ended June 30, 2009 is primarily due to an approximately $474,000 increase in accounts payable and accrued liabilities. This compares to a net decrease in non-cash working capital items of approximately $128,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the nine months ended June 30, 2009 were $5.5 million arising from a charge for impairment of goodwill and other intangible assets, $2.6 million of depreciation and amortization, approximately $723,000 of employee compensation expense arising from the issuance of stock and options, an approximately $540,000 write off of deferred acquisition costs and approximately $176,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $1.1 million for the nine months ended June 30, 2009 as compared to approximately $1.0 million for the corresponding period of the prior fiscal year. Current and prior period investing activities primarily related to the acquisition of property and equipment, although the current period also included approximately $163,000 of Narrowstep acquisition costs that were included in the $540,000 write off of such costs recorded in March 2009.

Cash provided by financing activities was approximately $848,000 for the nine months ended June 30, 2009 as compared to approximately $1.4 million for the corresponding period of the prior fiscal year. Current and prior period financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments. The current period also included proceeds from the sale of A-12 preferred shares, net of redemptions.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $19.2 million at June 30, 2009, representing approximately 74% of our total assets and 100% of the book value of shareholder equity. In addition, property and equipment as of June 30, 2009 includes approximately $1.0 million (net of depreciation) related to the DMSP.

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

We follow a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than Onstream’s net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations. We will closely monitor and evaluate all such factors as of September 30, 2009 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective.

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

On May 26, 2009, we were served with a Summons and Complaint filed in Broward County, Florida, containing a breach of contract claim against us by a firm seeking compensation for legal services allegedly rendered to us, plus court costs, in the amount of approximately $383,000. We filed a motion to dismiss this complaint, which was granted on August 5, 2009, but allows the plaintiff ten (10) days to refile its complaint. We have accrued approximately $115,000 related to this matter on our financial statements as of June 30, 2009. Regardless of this, we believe that our ultimate liability in this matter could be less than this accrual and in any event that the ultimate resolution of the matter will not have a material adverse effect on our financial position or results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period from May 9, 2009 through June 30, 2009, we recorded the issuance of 10,000 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of one month, and will result in a professional fees expense of approximately $2,700 over the service period. None of these shares were issued to Company directors or officers, although they were issued to a major shareholder (more than 5% beneficial ownership interest).

On May 21, 2009, we issued 294,589 unregistered shares of common stock for interest on $1,000,000 face value convertible debentures for the period from November 2008 through April 2009. The shares were in satisfaction of interest expense of approximately $67,756 recognized over that period. None of these shares were issued to Company directors or officers.

During the period from July 1, 2009 through August 7, 2009, we recorded the issuance of 50,000 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of two to five months, and will result in a professional fees expense of approximately $16,000 over the service period. None of these shares were issued to Company directors or officers, although 20,000 of these shares were issued to a major shareholder (in excess of 5% beneficial Company ownership interest).

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

None.

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
Date: August 14, 2009
/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer