Form 10-K
period 2009-09-30
Onstream Media CORP
filed 2009-12-29
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to   ________

Commission file number 000-22849

Onstream Media Corporation
(Exact name of registrant as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1291 SW 29 Avenue
Pompano Beach, Florida	33069
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code   954-917-6655

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	not applicable

Securities registered under Section 12(g) of the Act:	common stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    ☒  Yes    ☐  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the averaged bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on March 31, 2009 was approximately $11.6 million.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of December 24, 2009, 44,689,699 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2009, unless otherwise stated. Readers should carefully review this Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.	BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications.  We had approximately 99 full time employees as of September 30, 2009, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Audio and Web Conferencing Services Group

Products and services provided by each of the groups are:

 Digital Media Services Group

Our Digital Media Services Group consists of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division, our Smart Encoding division and our Travel division.  This group represented approximately 45.7% and 44.6% of our revenues for the years ended September 30, 2009 and 2008, respectively. These revenues are comprised primarily of fees for hosting/storage, search/retrieval and distribution/streaming of digital assets as well as encoding and production fees.

Our Webcasting division, which operates primarily from Pompano Beach, Florida, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. This includes online webcasting services, a cost effective means for corporations to broadcast conference calls live, making them available to the investing public, the media and to anyone worldwide with Internet access. The Webcasting division also has a sales and production support office in New York City as well as additional production and back-up webcasting facilities in our San Francisco office. We market the webcasting services through a direct sales force and through channel partners, also known as resellers.  Each webcast can be heard and/or viewed live, and then archived for replay, with an option for accessing the archived material through a company's own web site. These webcasts primarily communicate corporate earnings and other financial information; product launches and other marketing information; training, emergency or other information directed to employees; and corporate or other special events.

Our DMSP division, which operates primarily from Colorado Springs, Colorado provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. In December 2004 we completed our acquisition of an entity formerly named Onstream Media Corporation that we now identify as Acquired Onstream. Acquired Onstream was a development stage company founded in 2001 with the business objective of developing a feature rich digital asset management service and offering the service on a subscription basis over the Internet. This service was the initial version of what became the DMSP, which is comprised of four separate products - encoding, storage, search/retrieval and distribution. Although a limited version of the DMSP was released in November 2005, the first complete version was made available to our customers in October 2006. . This initial version of the DMSP offered for sale to the general public since October 2006 is known as the “Store and Stream” version.  In February 2009, we launched “Streaming Publisher”, an additional version of the DMSP platform. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The new Streaming Publisher upgrade to the DMSP is a key step in our objective to address the developing online video advertising market and includes features such as automated transcoding (the ability to convert media files into multiple file formats), player gallery (the ability to create various video players and detailed usage reports), as well as advanced permissions, security and syndication features. Users of the basic Store and Stream version of the DMSP may easily upgrade to the Streaming Publisher version for a higher monthly fee.

Our UGC division, which also operates as Auction Video, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. In March 2007 we completed the acquisition of Auction Video. The primary assets acquired included the video ingestion and flash transcoder as well as related technology and patents pending.

Our Smart Encoding division, which operates primarily from San Francisco, California, provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient online search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral.

Our Travel division, which operates primarily from Pompano Beach, Florida, produces and distributes Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

Audio and Web Conferencing Services Group

Our Audio and Web Conferencing Services Group includes our Infinite Conferencing (“Infinite”) division, which operates primarily from the New York City area and provides “reservationless” and operator-assisted audio and web conferencing services and our EDNet division, which operates primarily from San Francisco, California and provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

This group represented approximately 54.3% and 55.4% of our revenues for the years ended September 30, 2009 and 2008, respectively. These revenues are comprised primarily of network access and usage fees as well as the sale and rental of communication equipment.

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

We have expanded our marketing efforts during the past year to include: targeted e-mail campaigns, trade show participation, advanced search engine optimization, pay-per-click, a public relations byline program and selected trade magazine advertising. We intend to continue these actions during the coming year.

No single customer has represented more than 10% of our consolidated revenues during the years ended September 30, 2009 or 2008.

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

As part of our March 2007 acquisition of Auction Video, a pending United States patent was assigned to us covering certain aspects of uploading live webcam images. A parallel filing was done to protect these patent rights on an international basis, via the filing of a “Patent Cooperation Treaty Request”. We are currently pursuing the final approval of this patent application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office (“USPO”). In August 2008, February 2009 and May 2009, the USPO issued non-final rejections of the claims pending in the first of the two applications. In October 2009 we submitted an amendment to the first of the two applications, which amendment we expect the USPO to respond to within ninety days after the date of our submission. Our management has determined that a final rejection of these claims would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

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

Employees

At December 24, 2009 we had approximately 95 full time employees, of whom 53 were design, production and technical personnel, 23 were sales and marketing personnel and 19 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

General

We were formed under the laws of the State of Florida in May 1993. Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

ITEM 2.	PROPERTIES

We lease:

•
an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting production, marketing and distribution activities.  Our lease expires on September 15, 2010 and provides for a two-year renewal option. The monthly base rental is approximately $22,500 (including our share of property taxes and common area expenses) with annual five percent (5%) increases.

•
an approximately 8,500 square foot facility at 200 Vallejo Street in San Francisco, which serves as administrative headquarters for the Smart Encoding division of the Digital Media Services Group, as well as the EDNet division of the Audio and Web Conferencing Services Group, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. Our lease expires on April 30, 2014 and provides for one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after April 30, 2010, at our option, with six months notice and a payment of no more than approximately $44,000.   The monthly base rental is approximately $16,800 (including month-to-month parking) with annual increases up to 4.4%.

•
an approximately 6,800 square foot facility at 100 Morris Avenue in Springfield, New Jersey, which houses the Infinite Conferencing audio and web conferencing operations. Our lease expires on October 31, 2012 and provides one two-year renewal option, with no rent increase. The monthly base rental is approximately $10,800 with annual five percent (5%) increases.

•
business offices located at 440 Ninth Avenue, New York City, New York.  These offices total approximately 1,000 square feet and serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our monthly rental is approximately $6,600 and the lease expires on January 31, 2010.

•
small limited purpose office space in Colorado Springs, Colorado, as well as equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey; San Francisco, California and Colorado Springs, Colorado.

ITEM 3.	LEGAL PROCEEDINGS

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), which Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008). The terms of the Merger Agreement, as amended, allowed that if the Effective Time did not occur on or prior to November 30, 2008, the Merger Agreement could be terminated by either us or Narrowstep at any time after that date provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep.

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and we intend to file the required response on or before the required deadline and to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations.

On May 26, 2009, we were served with a summons and complaint filed in Broward County, Florida, containing a breach of contract claim against us by a firm seeking compensation for legal services allegedly rendered to us, plus court costs, in the amount of approximately $383,000. We have accrued approximately $115,000 related to this matter on our financial statements as of September 30, 2009. Certain discovery activities by the parties are in process, mediation has been set for January 26, 2010 and trial has been set for March 8, 2010. We believe that the ultimate resolution of the matter will not have a material adverse effect on our financial position or results of operations.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Capital Market, under the trading symbol "ONSM." The following table sets forth the high and low closing sale prices for our common stock as reported on the NASDAQ Capital Market for the period from October 1, 2007 through December 24, 2009. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR 2008
First Quarter	$1.66	$0.80
Second Quarter	$1.03	$0.62
Third Quarter	$0.99	$0.66
Fourth Quarter	$0.83	$0.29

FISCAL YEAR 2009
First Quarter	$0.47	$0.22
Second Quarter	$0.32	$0.14
Third Quarter	$0.33	$0.23
Fourth Quarter	$0.59	$0.27

FISCAL YEAR 2010
First Quarter (to Dec 24)	$0.44	$0.27

On December 24, 2009, the last reported sale price of the common stock on the NASDAQ Capital Market was $0.28 per share.   As of December 24, 2009 there were approximately 554 shareholders of record of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. Dividends related to the Series A-13 Convertible Preferred are cumulative and must be fully paid by us prior to the payment of any dividend on our common stock. Dividends related to the Series A-12 Redeemable Convertible Preferred were paid in advance.

Recent Sales of Unregistered Securities

During the period from August 8, 2009 through September 30, 2009, we recorded the issuance of 262,500 unregistered shares of common stock for financial consulting and advisory and legal services. The services are being provided over a period of one to five months, and will result in a professional fees expense of approximately $89,500 over the service period. None of these shares were issued to our directors or officers.

During the period from October 1, 2009 through December 24, 2009, we recorded the issuance of 147,500 unregistered shares of common stock for financial consulting and advisory services. The services are being provided over a period of three to twelve months and will result in a professional fees expense of approximately $41,000 over the service period. None of these shares were issued to our directors or officers.

On November 11, 2009, we issued 209,500 unregistered shares of common stock for interest on $1,000,000 face value convertible debentures for the period from May 2009 through October 2009. The shares were in satisfaction of interest expense of approximately $77,515 recognized over that period. None of these shares were issued to our directors or officers.

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $0.50 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of ONSM common shares, using the greater of (i) $0.50 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

Any shares of Series A-13 that are still outstanding as of December 31, 2011 will automatically convert into ONSM common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $1.50 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of ONSM common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

During August 2009, CCJ Trust remitted $200,000 to us as a short term advance bearing interest at .022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable and accrued liabilities on our September 30, 2009 balance sheet. On December 29, 2009, we entered into an agreement with CCJ Trust whereby accrued interest through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity. The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $0.50 per share. In conjunction with and in consideration of this note transaction, the 35,000 shares of Series A-12 held by CCJ Trust at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 175,000 ONSM common shares at $0.50 per share.

During December 2009, we received funding commitment letters executed by three (3) entities agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. The funding under the commitment letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that, among other things, the debt would be unsecured and subordinated and the rate of return on such debt, including cash and equity consideration given, would not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum. As consideration for these commitment letters, the issuing entities will receive an aggregate of seventy-five thousand (75,000) unregistered shares.  One of these funding commitment letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors.

All of the above securities were offered and sold without such offers and sales being registered under the Securities Act of 1933, as amended (together with the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder, the "Securities Act"), in reliance on exemptions therefrom as provided by Section 4(2) of the Securities Act of 1933, for securities issued in private transactions. The recipients were accredited investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including our 1996 Stock Option Plan, our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1996 Stock Option Plan (1)	3,740,000	$1.10	None
2007 Equity Incentive Plan (2)	5,298,750	$1.47	526,250
Equity compensation plans approved by shareholders (3)	1,102,928	$1.99	None
Equity compensation plans not approved by shareholders (4)	1,619,346	$1.54	910,000

1)
On February 9, 1997, our Board of Directors and a majority of our shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"). On April 11, 2002, an amendment to the 1996 Plan, ratified by a majority of our shareholders, reserved an aggregate of 733,334 plan options and added an equity compensation component. On December 15, 2004, a majority of our shareholders voted to increase the number of shares available for issuance under the 1996 Plan to 3,500,000. On September 13, 2005, a majority of our shareholders voted to increase the number of shares available for issuance under the 1996 Plan to 6,500,000 (up to 4,500,000 shares for issuance as options and up to another 2,000,000 shares for stock grants). Since the provisions of the 1996 Plan call for its termination 10 years from the date of its adoption, we may no longer issue additional options or stock grants under the 1996 Plan. However, the termination of the 1996 Plan did not affect the validity of any Plan Options previously granted thereunder.

2)
On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the 1996 Plan, although we may no longer issue additional options or stock grants under the 1996 Plan, as discussed in footnote 1 above.

3)
On December 15, 2004, a majority of our shareholders voted to issue 1,620,284 Non-Plan options to certain executives, directors and other management in connection with the Onstream Merger, of which (i) 506,250 were cancelled on August 11, 2009 in exchange for the issuance of an equivalent number of 2007 Plan Options and (ii) 11,106 had expired as of September 30, 2009.

4)
During the fiscal years ended September 30, 2005 through 2009, we issued Non-Plan options to consultants in exchange for financial consulting and advisory services, 1,619,346 of which were still outstanding and fully vested as of September 30, 2009. These outstanding options are summarized below:

Issuance period	Number of options	Exercise price per share	Expiration Date

Year ended September 30, 2009	350,000	$0.50 - $1.00	Aug - Sept 2013
Year ended September 30, 2008	250,000	$1.73 - $1.83	Oct 2011
Year ended September 30, 2007	626,184	$1.00 - $2.48	Oct 2010 – Mar 2012
Year ended September 30, 2006	380,750	$1.00 - $1.05	Oct 2009 – Mar 2011
Year ended September 30, 2005	12,412	$1.65 - $3.376	Dec 2009 – Mar 2010

Total Non-Plan consultant options as of September 30, 2009	1,619,346

We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after September 30, 2009 of approximately 110,000 unregistered shares and 800,000 options to purchase common shares, at exercise prices from $0.50 to $1.00 per share. The options would include piggyback registration rights as well as cashless exercise rights starting one year after issuance until the options are registered.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 95 full time employees as of December 24, 2009, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Web and Audio Conferencing Services Group

Our Digital Media Services Group consists of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division, our Smart Encoding division and our Travel division.

Our Webcasting division, which operates primarily from Pompano Beach, Florida, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity,  Our DMSP division, which operates primarily from Colorado Springs, Colorado provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video and operates primarily from Colorado Springs, Colorado, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. Our Smart Encoding division, which operates primarily from San Francisco, California provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient online search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral.  Our Travel division, which operates primarily from Pompano Beach, Florida, produces and distributes Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations.

Our Web and Audio Conferencing Services Group includes our Infinite Conferencing (“Infinite”) division, which operates primarily from the New York City area and provides “reservationless” and operator-assisted audio and web conferencing services and our EDNet division, which operates primarily from San Francisco, California and provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

For segment information related to the revenue and operating income of these groups, see Note 7 to the Consolidated Financial Statements.

Fiscal 2009 Highlights and Recent Developments

During fiscal 2009 we received $1.5 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that we entered into with Rockridge dated April 14, 2009 and which was amended on September 14, 2009. We also received another $500,000 under the Note and Stock Purchase Agreement on October 20, 2009, resulting in cumulative allowable borrowings of $2.0 million. This transaction is secured by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders and is repayable in equal monthly installments through August 14, 2013, which installments include principal plus interest at 12% per annum. The outstanding principal amount, or portions thereof, are convertible into our common stock under certain conditions and the Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 2,200,000 restricted ONSM common shares. See Liquidity and Capital Resources.

On December 7, 2009 we entered into an agreement with a certain financial institution (the “Lender”) whereby our collateralized line of credit arrangement (the “Line”) was amended to extend it for two years through December 28, 2011 and to increase the borrowing limit to $2.0 million (subject to our accounts receivable balances and aging).  In addition, effective December 28, 2009, the outstanding balance will bear interest at 13.5% per annum, adjusted for future changes in the prime rate and we will incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The interest rate at the time of the amendment was 14.25% per annum (prime rate plus 11%), with no monitoring fee. As a result of this amendment, certain financial covenants were also relaxed. See Liquidity and Capital Resources.

During December 2009, we received funding commitment letters executed by three (3) entities agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. The funding under the commitment letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that, among other things, the debt would be unsecured and the rate of return on such debt, including cash and equity consideration given, would not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum.

We received a letter from NASDAQ dated January 4, 2008 indicating that we had 180 calendar days, or until July 2, 2008, to regain compliance with what is now Listing Rule 5550 (a) (2) – formerly Marketplace Rule 4310(c)(4) (the “Rule”), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The NASDAQ letter indicated that our non-compliance with the Rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days.  After a series of extensions arising from NASDAQ’s suspension of their enforcement of this listing requirement, the final extension ended on July 31, 2009.  Since we were in a bid price compliance period at the time of the initial suspension, we remained at the same stage of the process we were in when the NASDAQ first announced the suspension until that suspension was terminated on July 31, 2009. Accordingly we were subsequently notified by NASDAQ that we had until October 16, 2009 to regain compliance with the Rule. On October 19, 2009, we received a letter from NASDAQ stating that since we had not regained compliance with the Rule as of October 16, 2009, our common stock was subject to delisting. However, such delisting would not occur if we requested a hearing with the NASDAQ Listing Qualifications Panel (“the “Panel”) and pending the Panel’s decision subsequent to that hearing.

We requested such a hearing with the Panel, which we attended on December 3, 2009, and at which time we presented our plan for regaining compliance with the Rule and requested that our securities be allowed to remain listed pending the completion of that plan. Based on the Panel’s consideration of that plan, as well as any other relevant factors, the Panel has the ability to grant us a period of up to 180 days (counting from the date of the October 19, 2009 letter) to regain compliance with the Rule. As of December 29, 2009, the Panel had not informed us of their decision and there can be no assurance that the Panel will grant our request for continued listing.

We might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.  The closing ONSM share price was $0.28 per share on December 24, 2009. Although we have not decided on such action, we have been advised that as a Florida corporation we may implement a reverse split of our common shares without shareholder approval, provided a proportionate reduction is made in the number of our authorized common shares and we provide appropriate advance notice to NASDAQ and other applicable authorities.

The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants) issued by us from December 2004 through April 2006, plus the common shares issued by us in connection with the April 2007 Infinite Merger, contain penalty clauses if our common stock is not traded on NASDAQ or a similar national exchange.

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, seeking $14 million in damages plus other fees, costs, interest and other remedies in connection with our termination of the Narrowstep Merger Agreement. After reviewing the complaint, we determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. Furthermore, we do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations. See details in Item 3 – Legal Proceedings above.

On May 26, 2009, we were served with a summons and complaint filed in Broward County, Florida, containing a breach of contract claim against us by a firm seeking compensation for legal services allegedly rendered to us, plus court costs, in the amount of approximately $383,000. We have accrued approximately $115,000 related to this matter on our financial statements as of September 30, 2009. We believe that the ultimate resolution of the matter will not have a material adverse effect on our financial position or results of operations. See details in Item 3 – Legal Proceedings above.

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

Results of Operations

Our consolidated net loss for the year ended September 30, 2009 was approximately $11.8 million ($0.27 loss per share) as compared to a loss of approximately $6.6 million ($0.16 loss per share) for the prior fiscal year, an increase in our loss of approximately $5.3 million (80%). The increased net loss was primarily due to a $5.5 million charge for impairment of goodwill and other intangible assets in the current fiscal year (arising from the difference between our market capitalization, as adjusted, and our net book value - i.e., stockholders’ equity as reflected in our financial statements) versus no comparable amount in the prior fiscal year.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Years Ended September 30,
	2009	2008
Revenue:

DMSP and hosting	10.1%	8.2%
Webcasting	33.5	33.7
Audio and web conferencing	41.9	41.3
Network usage	11.8	12.7
Other	2.7	4.1
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	3.3%	3.5%
Webcasting	9.9	12.1
Audio and web conferencing	11.4	8.4
Network usage	5.1	5.3
Other	2.8	3.7
Total costs of revenue	32.5%	33.0%

Gross margin	67.5%	67.0%

Operating expenses:
Compensation	57.9%	52.6%
Professional fees	7.5	11.2
Write off deferred acquisition costs	3.0	-
Impairment loss on goodwill and other intangible assets	32.5	-
Other general and administrative	14.4	15.6
Depreciation and amortization	18.9	24.0
Total operating expenses	134.2%	103.4%

Loss from operations	(66.7)%	(36.4)%

Other expense, net:
Interest expense	(3.9)%	(1.3)%
Other income, net	0.6	0.4
Total other expense, net	(3.3)%	(0.9)%

Net loss	(70.0)%	(37.3)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the years ended September 30,		Increase (Decrease)
	2009	2008	Amount	Percent

Total revenue	$16,926,953	$17,587,223	$(660,270)	(3.8)%
Total costs of revenue	5,493,533	5,811,025	(317,492)	(5.5)%
Gross margin	11,433,420	11,776,198	(342,778)	(2.9)%

General and administrative expenses	13,507,867	13,963,452	(455,585)	(3.3)%
Write off deferred acquisition costs	504,738	-	504,738	-
Impairment loss on goodwill and other intangible assets	5,500,000	-	5,500,000	-
Depreciation and amortization	3,195,291	4,215,669	(1,020,378)	(24.2)%
Total operating expenses	22,707,896	18,179,121	4,528,775	24.9%

Loss from operations	(11,274,476)	(6,402,923)	4,871,553	76.1%

Other expense, net	(556,309)	(158,535)	397,774	250.9%

Net loss	$(11,830,785)	$(6,561,458)	$5,269,327	80.3%

Revenues and Gross Margin

Consolidated operating revenue was approximately $16.9 million for the year ended September 30, 2009, a decrease of approximately $660,000 (3.8%) from the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, although revenues of the Digital Media Services Group also decreased during this period.

Audio and Web Conferencing Services Group revenues were approximately $9.2 million for the year ended September 30, 2009, a decrease of approximately $549,000 (5.6%) from the prior fiscal year. This decrease was primarily a result of (i) decreased network usage service fees from the EDNet division and (ii) decreased network equipment sales and rental revenues from the EDNet division, which decreases we believe resulted from a reduction in television and movie production activity in the current year in response to a general economic slow-down.

For some time the Infinite division sales force has been focusing on entering into agreements with organizations with resources to provide Infinite’s audio and web conferencing services to certain targeted groups. In April 2008, we announced Infinite’s strategic partnership with Proforma, a leading provider of graphic communications solutions. In August 2008, we announced that Infinite signed a reseller agreement with Copper Conferencing, one of the nation’s leading, carrier-class conferencing services providers for small and medium-sized businesses. In March 2009 we announced Infinite’s master agency agreement with Presidio Networked Solutions, a systems integrator. In April 2009, we announced Infinite’s collaboration with PeerPort to launch WebMeet Community, an integrated suite of virtual collaboration services. Although these relationships and initiatives are important as a basis for building future sales, in some cases there will be a lead time of a year or longer before they are reflected in actual recorded sales. Furthermore, we recently began a reorganization of the Infinite management and sales staff, which included the hiring of a new divisional president in June 2009. Therefore, due to the expected effects of the recent Infinite reorganization still in process, as well as the EDNet trends discussed above which we expect will continue for the foreseeable future, we do not expect the fiscal 2010 revenues of the Audio and Web Conferencing Services Group (for the year as a whole) to exceed the fiscal 2009 amounts.

Digital Media Services Group revenues were approximately $7.7 million for the year ended September 30, 2009, a decrease of approximately $111,000 (1.4%) from the prior fiscal year. This decrease was primarily due to an approximately $254,000 (4.3%) decrease in Webcasting division revenues plus smaller decreases in certain other divisions. However we recorded an approximately $265,000 (18.4%) net increase in DMSP and hosting division revenues over the prior fiscal year. This increase in DMSP and hosting division revenues included (i) an approximately $320,000 increase in DMSP “Store and Stream” and “Streaming Publisher” revenues and (ii) an approximately $44,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division.

As of September 30, 2009, we had 329 monthly recurring subscribers to the “Store and Stream” and/or “Streaming Publisher” applications of the DMSP, which applications were developed as a focused interface for small to medium business (SMB) clients, as compared to 252 subscribers as of September 30, 2008. Including large DMSP hosting customers supported by our Smart Encoding Division, these customer counts were 345 and 268, respectively. We expect this DMSP customer base to continue to grow, especially as a result of our recent launch of version 2 of “Streaming Publisher”. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The Streaming Publisher upgrade to the DMSP is a key step in our objective to address the developing online video advertising market and includes features such as automated transcoding (the ability to convert media files into multiple file formats), player gallery (the ability to create various video players and detailed usage reports), as well as advanced permissions, security and syndication features. Users of the basic Store and Stream version of the DMSP may easily upgrade to the Streaming Publisher version for a higher monthly fee.

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

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office (“USPO”). In August 2008, February 2009 and May 2009, the USPO issued non-final rejections of the claims pending in the first of the two applications. In October 2009 we submitted an amendment to the first of the two applications, which amendment we expect the USPO to respond to within ninety days after the date of our submission. Regardless of this, our management has determined that a final rejection of these claims would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, as well as a result of sales of the recently launched version of Streaming Publisher, we expect the fiscal 2010 DMSP and hosting revenues (for the year as a whole) to exceed the corresponding fiscal 2009 amounts, although such increase cannot be assured.

As mentioned above, webcasting revenues decreased by 4.3% for the year ended September 30, 2009 as compared to the prior fiscal year. However, the number of webcasts produced increased to approximately 7,400 webcasts for the year ended September 30, 2009, versus approximately 6,800 webcasts for the prior fiscal year. Since most of the 600 event increase was attributable to audio events with a lower per-event cost than video events, the average revenue per webcast event decreased to approximately $773 for the current fiscal year period as compared to approximately $872 for the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic.

Although webcasting revenues declined during the fourth quarter of fiscal 2009 from the revenue levels for the first three quarters of that fiscal year, we are already seeing the start of a return to those previous revenue levels, based on order flow and other sales activity thus far for the first quarter of fiscal 2010. We remain optimistic with respect to an increased level of revenues during fiscal 2010 as a result of this initial revenue improvement as well as the following factors which we believe will favorably impact our webcasting revenues in fiscal 2010:

•
BT reseller agreement - In October 2009, we announced an expansion of our business relationship with BT Conferencing, a division of BT Group plc, one of the world's leading providers of communications solutions and services, via the signing of a new webcasting, iEncode, and digital media services reseller agreement. Under the strategic global reseller agreement, BT Conferencing will now be offering our webcasting, iEncode and digital media services to its new and existing clients worldwide. In addition, we will be using BT Conferencing infrastructure and services to support our operations.

•
Expanding government business - In November 2007 we announced that we had been awarded a stake in a three-year Master Services Agreement (MSA) by the State of California to provide video and audio streaming services to the state and participating local governments. In August 2008 we announced that we had been awarded three new multi-year public sector webcasting services contracts with the United States Nuclear Regulatory Commission (NRC), California State Department of Technology Services (DTS), and California State Board of Equalization (BOE). In April 2009 we announced that, in addition to the extension of the NRC contract for the first full year after a successful initial test period, we were engaged to perform webcasting services for use by the U.S. Department of Interior, Minerals Management Service, via a strategic partner relationship. We recognized related revenues for all of the above government-related contracts of approximately $265,000 and $243,000 for the years ended September 30, 2009 and 2008, respectively.

In November 2009, we announced that we were engaged to perform webcasting services for the Department of the Treasury’s Internal Revenue Service (IRS) and to provide webinar services for use by the U.S. Department of Housing and Urban Development’s Federal Housing Administration (FHA) Philadelphia Homeownership Center (HOC), via a strategic partner relationship. We also announced the extension of the NRC contract, discussed above, for the second full year.

•
New products and technology - We recently launched iEncode™, a full-featured, turnkey, standalone webcasting solution, designed to operate inside a corporate LAN environment with multicast capabilities. Although we recorded some iEncode revenue during fiscal 2009 and we introduced version 2 (V2) of iEncode™ in June 2009, V2 was not available for delivery to our customers until December 2009. We expect to ship 20 V2 units and supply V2 upgrades to the more than 20 existing installations of the prior version of these appliances (40 total) by the end of the second fiscal 2010 quarter. As a result, we expect iEncode™ sales to increase to more meaningful levels in fiscal 2010, as compared to fiscal 2009.

We have recently completed several feature enhancements to our proprietary webcasting platform, including embedded Flash video and animations as well as a webinar service providing the means to hold a virtual seminar online in real time and both audio and video editing capabilities. In addition, we recently announced an upgrade to our webcasting service, featuring broadcast quality video using the industry standard 16:9 aspect ratio, which we named Visual Webcaster HD™. The new upgrade includes the ability to use high definition cameras and other HD sources input via SDI (Serial Digital Interface) into our encoders, providing a broadcast-quality experience.

During fiscal 2009, we began the development of the MarketPlace365™ (MP365) platform, which will enable the creation of on-line virtual marketplaces, trade shows and social communities. We will charge each promoter a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace, but we also expect to recognize additional revenue beyond these exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing. MP365 will be available for sale by January 2010 and we already have several expressions of interest and/or preliminary commitments for MP365 marketplaces from the existing publishers and trade show companies that we have already introduced the product to. We have had very positive feedback from our existing distributors and clients for the initial trial version of this product, and we expect to be able to sign a meaningful number of promoter contracts within the next several months. In December 2009, we announced an agreement with the Tarsus Group plc (“Tarsus”) to implement and market MP365 to Tarsus' more than 19,000 trade shows and 2,000 suppliers that are part of their Trade Show News Network (www.TSNN.com), a leading online resource for the trade show, exhibition and event industry. Due to the significant revenue potential from a single MP365 sale, which we estimate to be as much as $250,000 per year, we expect this product will have a significant impact on our future revenues. However, every MP365 sale will not be expected to generate this level of revenue and the attainment of any revenue from a MP365 sale will be subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured.

Due to the anticipated increases in webcasting revenues, the anticipated increases in DMSP and hosting revenues and revenues upon the introduction of MarketPlace365™, all as discussed above, we expect the fiscal 2010 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2009 amounts, although such increase cannot be assured.

Consolidated gross margin was approximately $11.4 million for the year ended September 30, 2009, a decrease of approximately $343,000 (2.9%) from the prior fiscal year. This decrease was due to approximately $863,000 less gross margin from the Audio and Web Conferencing Services Group, corresponding to the $549,000 decrease in Audio and Web Conferencing Services Group revenues as discussed above, as well as decreased gross margin percentage on those revenues from 74.2% to 69.2%. Primary reasons for this decreased gross margin percentage were (i) certain costs related to providing webconferencing services that are generally fixed to us and do not vary with utilization (ii) increased costs from purchasing additional “overflow” operating capacity from third parties and (iii) decreases in our per minute charges to certain customers deemed necessary in order to respond to competition. The consolidated gross margin percentage was 67.5% for the year ended September 30, 2009, versus 67.0% for the prior fiscal year.

The consolidations of two of our co-location facilities into two other existing locations are in process and expected to be completed during the second fiscal 2010 quarter. During the third fiscal 2010 quarter, we are planning to discontinue the use of a third-party software application incorporated as part of our DMSP and hosting services in favor of a less costly application. During the fourth fiscal 2010 quarter, we are also planning to reduce the number of telephone switches and/or switch locations used by our Infinite division. These consolidations, as well as recently negotiated reductions in our bandwidth and telephone line and usage rates, are expected to reduce our cost of sales by approximately $400,000 during fiscal 2010, as compared to those costs for fiscal 2009, although such results cannot be assured.

Based primarily on our expectations of increased Digital Media Services Group sales, as well as the cost savings in process and expected to have some impact in fiscal 2010, both as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2010 (for the year as a whole) to exceed the prior fiscal year, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $22.7 million for the year ended September 30, 2009, an increase of approximately $4.5 million (24.9%) over the prior fiscal year, primarily due to charges in the current fiscal year for (i) goodwill impairment and (ii) a write off of deferred acquisition costs, versus no comparable amounts in the prior fiscal year. The effect of such charges, which totaled approximately $6.0 million, plus the effect of an increase of approximately $546,000 in compensation expense for the year ended September 30, 2009, was partially offset by declines in professional fees expense and depreciation and amortization expense in the current fiscal year as compared to those amounts in the prior fiscal year.

The Intangibles - Goodwill and Other topic of the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Acquired Onstream as of December 31, 2008, including an assessment of the fair value of the net assets of this reporting unit by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Although, based on these factors, the first step of the two step testing process of Acquired Onstream’s net assets (which include the DMSP) preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, our stock price and market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles - Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the three months ended December 31, 2008. None of our reporting units with significant goodwill or intangible assets were scheduled for a recurring annual impairment review during the September 30, 2009 quarter and as of September 30, 2009, we noted no business or other conditions that would indicate the necessity for interim “step one” testing of individual reporting units for impairment. Therefore, the comparison of our market capitalization to our net book value as of September 30, 2009 was not considered to be relevant at that date, and the non-cash expense for the impairment of our goodwill and other intangible assets was also $5.5 million for the year ended September 30, 2009. However, if our stock price and market value continue at the December 24, 2009 levels ($0.28 per share) or decline further, such condition may result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising from our next scheduled recurring annual impairment review, which will be as of December 31, 2009.

On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), which Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008). The terms of the Merger Agreement, as amended, allowed that if the acquisition did not close on or prior to November 30, 2008, the Merger Agreement could be terminated by either us or Narrowstep at any time after that date provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep. As a result of this termination, we recorded the write-off of $504,738 of certain previously deferred acquisition-related costs, which is reflected in our operating results for the year ended September 30, 2009. We may incur additional future costs and expenses related to Narrowstep but not included in this write-off, arising from a lawsuit filed against us by Narrowstep on December 1, 2009 – see further discussion in Item 3 - Legal Proceedings above. We do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations, although this cannot be assured.

Compensation expense for the year ended September 30, 2009 was approximately $546,000 (5.9%) greater than the prior fiscal year. This increase was primarily due an approximately $448,000 increase in our Infinite division’s selling and operating payroll expenses and an approximately $245,000 increase in non-cash expenses related to equity-based compensation (shares and options) for all divisions, partially offset by an approximately $399,000 increase in the amount of internal software development salaries and benefits capitalized by us, all items for fiscal 2009 as compared to fiscal 2008. On August 11, 2009, our Compensation Committee granted 1,306,250 five-year Plan Options to senior management in exchange for the cancellation of an equivalent number of non-Plan Options held by those individuals and expiring at various dates through December 2009, with no change in the exercise prices, which are all in excess of the market value of an ONSM share as of August 11, 2009. As a result of this cancellation and corresponding issuance, we recognized non-cash compensation expense of approximately $191,000 for the year ended September 30, 2009, of which $177,000 was included in compensation expense and the remainder recognized as professional fee expense.

During fiscal year 2009, we have taken aggressive steps to reduce operating costs, including compensation related expenses.  In addition, effective October 1, 2009, a significant portion of our workforce, including all of management, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow. This action, as well as payroll cost reduction actions we took during fiscal 2009, represent anticipated compensation expense reductions of approximately $1.3 million for fiscal 2010, as compared to fiscal 2009.  Regardless of the above, it is possible that some or all of this savings will be offset by compensation cost increases as a result of other actions we may deem necessary in fiscal 2010 as compared to fiscal 2009.

On December 17, 2009, our Compensation Committee granted 749,305 five-year Plan Options to senior management in exchange for the cancellation of an equivalent number of Non-Plan Options held by those individuals and expiring in December 2009, with no change in the exercise price, which was in excess of the market value of an ONSM share as of the grant date. As a result of this cancellation and corresponding issuance, we expect to recognize non-cash compensation and professional fee expense of approximately $127,000 for the three months ended December 31, 2009.

Professional fee expense for the year ended September 30, 2009 was approximately $701,000 (35.6%) less than the prior fiscal year. This decrease is primarily due to lower non-cash expenses related to equity-based compensation (shares and options) paid for financial and other consulting services.

Depreciation and amortization expense for the year ended September 30, 2009 was approximately $1.0 million (24.2%) less than the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment loss we recorded during the three months ended December 31, 2008, which was recorded as a reduction of the historical depreciable cost basis of those assets as of that date.

Based primarily on expected reductions in compensation costs for fiscal 2010 compared to fiscal 2009 as discussed above, we expect our consolidated operating expenses for fiscal year 2010 to be less than the corresponding prior year amounts (excluding any reduction arising from the lack of goodwill impairment charges or write-offs of acquisition costs in fiscal 2010 as compared to those costs in fiscal 2009), although this cannot be assured.

Other Expense

Other expense of approximately $556,000 for the year ended September 30, 2009 represented an approximately $398,000 (250.9%) increase as compared to the prior fiscal year. This additional expense was primarily related to an increase in interest expense of approximately $407,000, arising from a much higher level of interest bearing debt, as well as increased effective interest rates, for the year ended September 30, 2009 as compared to the year ended September 30, 2008. As of September 30, 2009, we had outstanding interest bearing debt with a total face amount of approximately $3.8 million, which was primarily comprised of (i) approximately $1.4 million in borrowings outstanding for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at prime plus 11% (14.25%) as of September 30, 2009, (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million and bearing interest expense at 12% per annum and (iii) the Rockridge Note balance of approximately $1.4 million and incurring interest expense at 12% per annum. In addition to these stated interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts. As compared to the approximately $3.8 million of interest bearing debt as of September 30, 2009, the total was approximately $2.9 million as of September 30, 2008. In addition to this debt increase of approximately $900,000 during fiscal 2009, the interest rate on our working capital line of credit increased from prime plus 8% (13.0%) as of September 30, 2008 to 14.25% as of September 30, 2009 and the Rockridge Note borrowings in April 2009 carried an effective interest rate of 44.3% per annum until the September 2009 amendment, at which time the effective interest rate was reduced to approximately 28.0% per annum.

As discussed above our collateralized line of credit arrangement (the “Line”) was amended in December 2009 and as a result the borrowing limit was increased to $2.0 million and the interest rate modified to be 13.5% per annum, adjusted for future changes in the prime rate, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The interest rate at the time of the amendment was 14.25% per annum (prime rate plus 11%) but there was no monitoring fee. Based on the outstanding balance of approximately $1.6 million under the Line as of December 24, 2009, the amended terms would represent increased interest expense, including the monitoring fee, of approximately $40,000 per year.

Based on the increased outstanding balance as well as the increased interest rate on the Line effective in December 2009, the Rockridge note being outstanding for a full year in fiscal 2010 as compared to a portion of fiscal 2009, an additional borrowing of $500,000 under the Rockridge Note on October 29, 2009, and potential further borrowings in fiscal 2010 in order to address our working capital deficit, we anticipate our interest expense during fiscal 2010 to be greater than it was in fiscal 2009.

Liquidity and Capital Resources

Our financial statements for the year ended September 30, 2009 reflect a net loss of approximately $11.8 million, although cash provided by operations for that period was approximately $322,000. Although we had cash of approximately $541,000 at September 30, 2009, our working capital was a deficit of approximately $2.4 million at that date.

During the year ended September 30, 2009, we obtained financing from three primary sources – i) the Line, collateralized by our accounts receivable, under which we borrowed approximately $182,000 (net of repayments) during the year, ii) the Rockridge Note, collateralized by all our assets not pledged under the Line, under which we borrowed approximately $1,364,000 (net of repayments) during the year and iii) $100,000 in cash proceeds from our sale of Series A-12 preferred in December 2008, net of subsequent redemptions.

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.6 million as of December 24, 2009) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, but no later than December 2011, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. We have not been in compliance with certain loan covenants through June 30, 2009, although the Lender has granted waivers through that date. In December 2009 the Lender agreed that (i) we are not required to comply with the debt service coverage covenant for the quarter ended September 30, 2009 and the next compliance date for this covenant will be September 30, 2010 and (ii) effective for the quarter ended September 30, 2009, we are no longer required to comply with the minimum tangible net worth covenant.

During fiscal 2009 we borrowed $1.5 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that we entered into with Rockridge dated April 14, 2009 and amended on September 14, 2009. We received another $500,000 under the Note and Stock Purchase Agreement on October 20, 2009, resulting in cumulative allowable borrowings of $2.0 million. In connection with this transaction, we issued a Note (the “Rockridge Note”), which is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly installments of $45,202 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable at the Maturity Date and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. Upon notice from Rockridge at any time after September 4, 2010 and prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of ONSM common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of ONSM common stock. The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 2,200,000 restricted ONSM common shares. The value of those shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the shares are sold for an average share price less than the minimum of $0.20 per share.

The above conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on the NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $0.40 per share.

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

During December 2009, we received funding commitment letters executed by three (3) entities agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000.  The funding under the commitment letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that the debt (i) would be unsecured and subordinated to the Company’s other debts, (ii) would be subject to approval by our other creditors having the right of such pre-approval, (iii) would provide for no principal or interest payments in cash prior to December 31, 2010, although, at our option, consideration may be given in the form of equity issued before that date and (iv) would provide that any cash repayment of principal after that date would be in equal monthly installments over at least one year but no greater than four years. The rate of return on such debt, including cash and equity consideration given, would be negotiable based on market values at the time of funding but in any event would be not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum (such rate including the cash coupon rate plus the fair value of our shares given and/or the Black-Scholes valuation of debt conversion features and/or issuance of options and/or warrants).  As consideration for these commitment letters, the issuing entities will receive an aggregate of seventy-five thousand (75,000) unregistered shares.

We are currently obligated under convertible Equipment Notes with a face value of $1.0 million which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2009, we elected to issue 209,500 unregistered shares of our common stock to the Investors in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2009 through October 2009, which was recorded as interest expense of $77,515 on our books, based on the fair value of those shares on the issuance date. The next interest due date is April 30, 2009 and the principal is not due before June 2011. The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the holder’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity (June 3, 2011), interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

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

Projected capital expenditures for the twelve months ended September 30, 2010 total approximately $1.4 million which includes software development and hardware upgrades to the DMSP, the webcasting system (including iEncode), the audio and web conferencing infrastructure and software development and hardware costs in connection with the MarketPlace365 platform. This total includes the payment of approximately $360,000 reflected by us as accounts payable at September 30, 2009 (which will not be reflected as capital expenditures in our cash flow statement until paid).  This total also includes at least $700,000 of projected capital expenditures which we have determined may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations. In addition, approximately $119,000 of the Narrowstep acquisition costs first deferred and then written off by us through September 30, 2009 are included in accounts payable at that date and will not be reflected as capital expenditures in our cash flow statement until paid.

On March 18, 2009, we terminated the Merger Agreement for the acquisition of Narrowstep, which Merger Agreement we had first entered into on May 29, 2008 and then was amended twice (on August 13, 2008 and on September 15, 2008). The Merger Agreement could be terminated by either Onstream or Narrowstep at any time after November 30, 2008 provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep. On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and we intend to file the required response on or before the required deadline and to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations.

In May 2009, we were sued for breach of contract for legal services allegedly rendered to us in the amount of approximately $383,000. We have accrued approximately $115,000 related to this matter on our financial statements as of June 30, 2009 and believe that the ultimate resolution of this matter will not have a material adverse effect on our financial position or results of operations.

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

During February 2009, we took actions to reduce our operating costs, primarily personnel related, by approximately $65,000 per month. During October 2009, we took additional actions to reduce our operating costs, primarily personnel related, by another approximately $62,000 per month. We recently began to identify and implement certain infrastructure related cost savings, which actions we expect will reduce our operating costs (cost of sales) by another approximately $45,000 per month, once they are fully implemented by the end of fiscal 2010.

We have estimated that, based on the above reductions in our expenditure levels, we will require an approximately 2% increase in our consolidated revenues in fiscal 2010, as compared to fiscal 2009, in order to adequately fund our minimum anticipated expenditures (including debt service and a basic level of capital expenditures) through September 30, 2010.  We have estimated that, in addition to this ongoing revenue increase, we will also require aggregate financing of approximately $500,000, (funded over several months starting in January 2010 and in addition to the $500,000 loan proceeds received from Rockridge in October 2009) to adequately address our current working capital deficit, to the extent past due vendor and other payments are believed by us to be necessary for us to continue our operations.

We have implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve these revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources (including but not limited to the issuers of the funding commitment letters discussed above) would be sufficient to allow us to operate through September 30, 2010. We will closely monitor our revenue and other business activity through the remainder of fiscal 2010 to determine if further cost reductions, the raising of additional capital or other activity is considered necessary.

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $0.50 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of ONSM common shares, using the greater of (i) $0.50 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

Any shares of Series A-13 that are still outstanding as of December 31, 2011 will automatically convert into ONSM common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $1.50 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of ONSM common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

During August 2009, CCJ Trust remitted $200,000 to us as a short term advance bearing interest at .022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable and accrued liabilities on our September 30, 2009 balance sheet. On December 29, 2009, we entered into an agreement with CCJ Trust whereby accrued interest through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity. The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $0.50 per share. In conjunction with and in consideration of this note transaction, the 35,000 shares of Series A-12 held by CCJ Trust at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 175,000 ONSM common shares at $0.50 per share.

Our accumulated deficit was approximately $114.1 million at September 30, 2009. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

Other than working capital which may become available to us from further borrowing or sales of equity (including but not limited to proceeds from the funding commitment letters as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that the issuers of the funding commitment letters will be willing and/or able to provide cash upon our request and/or that we will be able to borrow further funds and/or sell the unissued portion of the authorized Series A-13 or other forms of equity or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash provided by operating activities was approximately $322,000 for the year ended September 30, 2009, as compared to approximately $69,000 provided by operations for the prior fiscal year. The $322,000 reflects our net loss of approximately $11.8 million, reduced by approximately $11.1 million of non-cash expenses included in that loss as well as by approximately $1.0 million arising from a net decrease in non-cash working capital items during the period. The decrease in non-cash working capital items for the year ended September 30, 2009 is primarily due to an approximately $940,000 increase in accounts payable and accrued liabilities. This compares to a net decrease in non-cash working capital items of approximately $414,000 for the prior fiscal year. The primary non-cash expenses included in our loss for the year ended September 30, 2009 were $5.5 million arising from a charge for impairment of goodwill and other intangible assets, $3.2 million of depreciation and amortization, approximately $1.1 million of employee compensation expense arising from the issuance of stock and options, an approximately $505,000 write off of deferred acquisition costs and approximately $383,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $1.4 million for the year ended September 30, 2009 as compared to approximately $1.4 million for the prior fiscal year. Current and prior period investing activities primarily related to the acquisition of property and equipment, although the current period also included approximately $188,000 of Narrowstep acquisition costs that were included in the $505,000 write off of such costs recorded during fiscal 2009.

Cash provided by financing activities was approximately $957,000 for the year ended September 30, 2009 as compared to approximately $1.5 million for the prior fiscal year. Current and prior period financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments. The current period also included proceeds from the sale of A-12 preferred shares, net of redemptions.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $19.0 million at September 30, 2009, representing approximately 75% of our total assets and 104% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2009 includes approximately $928,000 (net of depreciation) related to the DMSP.

In accordance with GAAP, we periodically test these assets for potential impairment.  As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance of the entities that have generated these intangibles.  Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base.  We will continue to monitor our intangible assets and our overall business environment. If there is a material adverse and ongoing change in our business operations (or if an adverse change initially considered temporary is determined to be ongoing), the value of our intangible assets, including those of our DMSP or Infinite divisions, could decrease significantly. In the event that it is determined that we will be unable to successfully market or sell our DMSP or audio and web conferencing services, an impairment charge to our statement of operations could result. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

We follow a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations. We will closely monitor and evaluate all such factors as of December 31, 2009 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-57, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer and was based on the criteria set forth in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the operating effectiveness of controls. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's internal control over financial reporting is effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name	Age	Position

Randy S. Selman	53	Chairman of the Board, President and Chief Executive Officer
Clifford Friedland	58	Vice Chairman of the Board, Senior Vice President Business Development
Alan M. Saperstein	50	Director, Chief Operating Officer and Treasurer
David Glassman	58	Senior Vice President and Chief Marketing Officer
Robert E. Tomlinson	52	Senior Vice President and Chief Financial Officer
Robert J. Wussler (1)(2)(3)(4)	73	Director
Charles C. Johnston (1)(2)(3)	74	Director
Carl L. Silva (1)(2)(3)(4)	46	Director
Leon Nowalsky (2)(3)	48	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Governance and Nominating Committee.
(4)	Member of the Finance Committee.

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

Rule 5605(b)(1) of the NASDAQ Listing Rules to which we are subject requires that a majority of the members of our board of directors are independent as defined in Rule 5605((a)(2) of the NASDAQ Listing Rules. Our independent directors are Messrs. Wussler, Johnston, Silva and Nowalsky.

Expansion of our Board of Directors

 Our bylaws provide that the number of directors shall be no less than two and no more than nine. Our Board of Directors currently consists of seven directors.

Director Compensation Table

The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2009:

						CHANGE IN
						PENSION VALUE
	FEES EARNED				NON-EQUITY	AND NONQUALIFIED
	OR PAID IN	STOCK	OPTION		INCENTIVE PLAN	DEFERRED	ALL OTHER	TOTAL
	CASH	AWARDS	AWARDS		COMPENSATION	COMPENSATION	COMPENSATION	COMPENSATION
NAME	($) (1)	($)	($) (3)		($)	EARNINGS ($)	($)	($)

Robert J. Wussler (4)	$15,000	-0-	$7,037	(2)	-0-	-0-	-0-	$22,037
Charles C. Johnston (4)	$15,000	-0-	$6,380	(2)	-0-	-0-	-0-	$21,380
Carl L. Silva (4)	$15,000	-0-	-0-		-0-	-0-	-0-	$15,000
Leon Nowalsky (4)	$15,000	-0-	-0-		-0-	-0-	-0-	$15,000

1)
Directors who are not our employees received $3,750 per quarter as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings.

2)
In December 2004, and in connection with the Onstream Merger, Messrs. Wussler and Johnston each received immediately exercisable five-year Non-Plan options to purchase 100,000 shares of our common stock with an exercise price of $1.57 per share (fair market value on the date of issuance). On August 11, 2009, our Compensation Committee granted 80,110 fully vested five-year Plan Options (40,055 each) to Messrs. Wussler and Johnston in exchange for the cancellation of an equivalent number of these Non-Plan Options held by them and expiring in December 2009, with no change in the exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash professional fee (director compensation) expense of approximately $12,760 ($6,380 each) for the year ended September 30, 2009, using the Black-Scholes model. On December 17, 2009, our Compensation Committee granted 119,890 fully vested five-year Plan Options (59,945 each) to Messrs. Wussler and Johnston in exchange for the cancellation of an equivalent number of these Non-Plan Options held by them and expiring in December 2009, with no change in the exercise price, which was in excess of the market value of an ONSM share as of the grant date. As a result of this cancellation and the corresponding issuance, we expect to recognize non-cash professional fee (director compensation) expense of approximately $59,944 ($29,972 each) for the three months ended December 31, 2009, using the Black-Scholes model.

In December 2004, Mr. Wussler was issued immediately exercisable five-year Non-Plan options to purchase 5,555 ONSM common shares at $3.376 per share, which we granted him in exchange for warrants issued to him by Acquired Onstream. On August 11, 2009, our Compensation Committee granted 5,555 fully vested five-year Plan Options to Mr. Wussler in exchange for the cancellation of these Non-Plan Options held by him and expiring in December 2009, with no change in the exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash professional fee (director compensation) expense of approximately $657 for the year ended September 30, 2009, using the Black-Scholes model.

No other options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2009.

3)
From time to time we issue the members of our Board of Directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2009 members of our Board of Directors (excluding those who are Named Executive Officers) held outstanding options to purchase an aggregate of 607,408 shares of our common stock at prices ranging from $0.71 to $3.376 per share. 1,853 of these options held by Mr. Silva expired in December 2009. In addition to the 205,555 options discussed above, 400,000 options are still held as follows:

Messrs. Wussler and Johnston each hold immediately exercisable five-year Plan options to purchase 100,000 shares of our common stock with an exercise price of $1.12 per share (fair market value on the date of issuance), issued to them in July 2005.

Mr. Carl L. Silva holds immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $0.88 per share (fair market value on the date of issuance) granted to him in July 2006 upon his initial appointment to our Board of Directors.

Messrs. Wussler and Johnston each hold immediately exercisable five-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $0.71 per share (above fair market value on the date of issuance), issued to them in September 2006.

Mr. Leon Nowalsky holds immediately exercisable four-year Plan options to purchase 50,000 shares of our common stock with an exercise price of $1.00 per share (above fair market value on the date of issuance), granted to him in December 2007 to upon his initial appointment to our Board of Directors.

4)
In addition to the allocation of a percentage of the Company Sale Price to the Executives, as discussed in Item 11- Executive Compensation below, on August 11, 2009 our Compensation Committee determined that an additional two percent (2.0%) of the Company Sale Price would be allocated, on the same terms, to the four outside members of our Board of Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee.

Board of Directors Meetings and Committees

The Board of Directors meets regularly (in-person and/or by telephone conference) during the year to review matters affecting us and to act on matters requiring Board approval. It also holds special meetings whenever circumstances require and may act by majority written consent. During the fiscal year ended September 30, 2009, there were four meetings of the Board, and the Board took action ten times by written consent. The Board of Directors has four standing committees as discussed below and may, from time to time, establish additional committees.

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

The Audit Committee is presently composed of Messrs. Johnston (chairman), Wussler and Silva. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market and they are “audit committee financial experts” within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met (in-person and/or by telephone conference) four times in fiscal 2009.

Compensation Committee

The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the board of directors.  In addition, the Compensation Committee administers our 1996 Stock Option Plan and our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions of which they are granted, amends compensation plans within the scope of the Compensation Committee's authority and recommends plans and plan amendments to the board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Compensation Committee is presently composed of Messrs. Silva (chairman), Wussler, Johnston and Nowalsky. The Compensation Committee met (in-person and/or by telephone conference) four times and took action by written resolution once in fiscal 2009.

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

Messrs. Wussler and Silva are the members of the Finance Committee. The Finance Committee met in fiscal 2009 in conjunction with meetings of the full Board of Directors.

Governance and Nominating Committee

While we have not adopted a formal charter for the Governance and Nominating Committee, in June 2003 our Board of Directors adopted Corporate Governance and Nominating Committee Principles.  An updated copy of our Corporate Governance and Nominating Committee Principles was included as Appendix A to the proxy statement for our 2008 and 2009 Annual Meeting of Stockholders filed with the SEC on January 28, 2009.

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

The procedures for identifying candidates include a review of Onstream's current directors, soliciting input from existing directors and executive officers, and a review of submissions from stockholders, if any. Onstream’s management believes that the Board should be composed of:

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

In considering possible candidates for election as an outside director, the Governance and Nominating Committee and other directors should be guided by the foregoing general guidelines and by the following criteria:

•
Each director should be an individual of the highest character and integrity, have experience at (or demonstrated understanding of) strategy/policy-setting and a reputation for working constructively with others.

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

The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman), Johnston, Wussler and Silva, who are each "independent" as independence for nominating committee members is defined within the NASDAQ Listing Rules. The Governance and Nominating Committee met (in-person and/or by telephone conference) one time in fiscal 2009, as well as in conjunction with meetings of the full Board of Directors.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel shall be accorded full access to our President and to our Chief Financial Officer, with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President or by our Chief Financial Officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws.  Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our President or our Chief Financial Officer.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by our President or by our Chief Financial Officer, the incident must be reported to any member of our Board of Directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is included as Exhibit 14.1 to this annual report. We will provide a copy of our Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Onstream Media Corporation, 1291 SW 29 Avenue, Pompano Beach, Florida  33069.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2009 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2009, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2009, other than indicated below.

Randy Selman, our CEO and Chairman of the Board and Alan Saperstein, our COO and one of our directors, have not filed a Form 4 on a timely basis related to 580,250 options granted each of them on August 11, 2009 (as replacement for expiring options – See Item 11 – Executive Compensation). Mr. Selman and Mr. Saperstein have represented to us that they will file these forms as soon as practicable.

Robert Tomlinson, our CFO, has not filed a Form 4 on a timely basis related to 150,000 options granted to him on August 11, 2009 (as replacement for expiring options – See Item 11 – Executive Compensation). Mr. Tomlinson has represented to us that he will file this form as soon as practicable.

Charles Johnston and Robert Wussler, two of our directors, have not filed a Form 4 on a timely basis related to 40,055 options granted to each of them on August 11, 2009 (as replacement for expiring options – See Item 10 – Director Compensation table). Mr. Johnston and Mr. Wussler have represented to us that they will file these forms as soon as practicable.

Robert Wussler, one of our directors, has not filed a Form 4 on a timely basis related to 5,555 options granted to him on August 11, 2009 (as replacement for expiring options – See Item 10 – Director Compensation table). Mr. Wussler has represented to us that he will file this form as soon as practicable.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”):

				STOCK	OPTION		SECURITIES	ALL OTHER		TOTAL
NAME AND	FISCAL		BONUS	AWARDS	AWARDS		UNDERLYING	COMPENSATION		COMPENSATION
PRINCIPAL POSITION	YEAR	SALARY ($)	($)	($)	($)		OPTIONS (#)	($) (14)		($)(15)

Randy S. Selman	2009	$287,687	-0-	-0-	$225,226	(11)(12)	-0-	$55,421	(1)	$568,334
President, Chief	2008	$263,695	-0-	-0-	$141,417	(11)	-0-	$51,502	(2)	$456,614
Executive Officer
and Director

Alan Saperstein	2009	$261,534	-0-	-0-	$225,226	(11)(12)	-0-	$59,591	(3)	$546,351
Chief Operating	2008	$238,695	-0-	-0-	$141,417	(11)	-0-	$56,942	(4)	$437,054
Officer, Treasurer
and Director

Clifford Friedland	2009	$232,410	-0-	-0-	$141,417	(11)	-0-	$62,934	(5)	$436,761
Senior VP - Busi-	2008	$212,358	-0-	-0-	$141,417	(11)	-0-	$59,050	(6)	$412,825
ness Development
and Director

David Glassman	2009	$232,410	-0-	-0-	$141,417	(11)	-0-	$55,722	(7)	$429,549
Senior VP -	2008	$212,358	-0-	-0-	$141,417	(11)	-0-	$52,155	(8)	$405,930
Marketing

Robert Tomlinson	2009	$244,194	-0-	-0-	$169,579	(11)(13)	-0-	$62,642	(9)	$476,415
Chief Financial	2008	$223,125	-0-	-0-	$141,417	(11)	-0-	$63,742	(10)	$428,284
Officer

(1)	Includes $16,826 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,595 for retirement savings and 401(k) match.

(2)	Includes $15,046 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $19,456 for retirement savings and 401(k) match.

(3)	Includes $24,591 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(4)	Includes $21,942 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(5)	Includes $24,591 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,343 for retirement savings and 401(k) match.

(6)	Includes $21,939 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,111 for retirement savings and 401(k) match.

(7)	Includes $16,826 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,896 for retirement savings and 401(k) match.

(8)	Includes $15,044 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,111 for retirement savings and 401(k) match.

(9)	Includes $24,591 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,051 for retirement savings and 401(k) match.

(10)	Includes $21,941 for medical and other insurance; $12,000 for automobile allowance; $8,125 for dues allowance and $21,676 for retirement savings and 401(k) match.

(11)
During the year ended September 30, 2007, each of the Named Executive Officers was issued options to purchase 620,000 common shares at $1.73 per share, which was the fair value at date of grant. However, the quoted market value of an ONSM share was $0.41 and $0.30 per share as of September 30, 2009 and 2008, respectively.

220,000 of the above options vest based on performance over the two year period from October 1, 2007 through September 30, 2009 and since that service period started after September 30, 2007, there was no related compensation expense for the year then ended. Therefore, the entire non-cash compensation expense for the vested portion of these options was recognized over the two years ending September 30, 2009, using the Black-Scholes model.

The remaining 400,000 of those options vest based on service over a four year period that starts on September 27, 2007.  The four days from the vesting period start date through September 30, 2007 represent approximately one quarter of one percent of an approximately 1,460 day total service period, which was considered immaterial for inclusion of compensation expense for the year ended September 30, 2007. Therefore, the entire non-cash compensation expense for these options is being recognized over the four years ending September 30, 2011, using the Black-Scholes model.

We have determined that the performance objectives (as set forth in Employment Agreements below) were met for the quarter ended June 30, 2009, but that they were not met for the remaining three quarters of fiscal 2009 nor were they met for the year ended September 30, 2009. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during fiscal 2009. An additional 100,000 service options vested during fiscal 2009, for total vested options of 113,750 for each of the Named Executive Officers during fiscal 2009.

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

(12)
On August 11, 2009, our Compensation Committee granted 800,000 fully vested five-year Plan Options (400,000 each) to Messrs. Selman and Saperstein in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by them and expiring in September 2009, with no change in the $2.50 exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. Furthermore, the quoted market value of an ONSM share was $0.41 per share as of September 30, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation expense of approximately $110,198 ($55,099 each) for the year ended September 30, 2009, using the Black-Scholes model.

On August 11, 2009, our Compensation Committee granted 360,500 fully vested five-year Plan Options (180,250 each) to Messrs. Selman and Saperstein in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by them and expiring in December 2009, with no change in the $1.57 exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. Furthermore, the quoted market value of an ONSM share was $0.41 per share as of September 30, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation expense of approximately $57,420 ($28,710 each) for the year ended September 30, 2009, using the Black-Scholes model.

On December 17, 2009, our Compensation Committee granted 539,500 fully vested five-year Plan Options (269,750 each) to Messrs. Selman and Saperstein in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by them and expiring in December 2009, with no change in the $1.57 exercise price, which was in excess of the market value of an ONSM share as of the grant date. As a result of this cancellation and the corresponding issuance, we expect to recognize non-cash compensation expense of approximately $91,472 ($45,736 each) for the three months ended December 31, 2009, using the Black-Scholes model.

(13)
On August 11, 2009, our Compensation Committee granted 150,000 fully vested five-year Plan Options to Mr. Tomlinson as a replacement of an equivalent number of fully vested Plan Options held by him and expiring in July 2009, with no change in the $1.21 exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. Furthermore, the quoted market value of an ONSM share was $0.41 per share as of September 30, 2009. As a result of this issuance, we recognized non-cash compensation expense of approximately $28,162 for the year ended September 30, 2009, using the Black-Scholes model.

(14)
The Named Executive Officers did not receive non-equity incentive plan compensation or compensation from changes in pension value and nonqualified deferred compensation earnings during the periods covered by the above table.

(15)
Total compensation includes cash and non-cash elements. The most significant non-cash element is the value assigned to the options based on the Black-Scholes model, which options as discussed in footnotes 11, 12 and 13 above had strike prices that significantly exceeded the fair value of our shares as of September 30, 2009 and 2008, respectively and thus at those dates were what is commonly described as “under water”. Below is a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2009 and 2008:

For the Year ended September 30, 2009:

	Total Compensation	Non-Cash Compensation	Cash Compensation
	(including non-cash)
Randy S. Selman	$568,334	$225,226	$343,108
Alan Saperstein	$546,351	$225,226	$321,125
Clifford Friedland	$436,761	$141,417	$295,344
David Glassman	$429,549	$141,417	$288,132
Robert Tomlinson	$476,415	$169,579	$306,836

For the Year ended September 30, 2008:

	Total Compensation	Non-Cash Compensation	Cash Compensation
	(including non-cash)
Randy S. Selman	$456,614	$141,417	$315,197
Alan Saperstein	$437,054	$141,417	$295,637
Clifford Friedland	$412,825	$141,417	$271,408
David Glassman	$405,930	$141,417	$264,513
Robert Tomlinson	$428,284	$141,417	$286,867

Employment Agreements

On September 27, 2007, our Compensation Committee and Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO and Treasurer), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. On May 15, 2008 and August 11, 2009 our Compensation Committee and Board approved certain corrections and modifications to those agreements, which are reflected in the discussion of the terms of those agreements below.

The agreements provide initial annual base salaries of $253,000 for Mr. Selman, $230,000 for Mr. Saperstein, $207,230 for Mr. Tomlinson and $197,230 for Messrs. Friedland and Glassman, and allow for 10% annual increases through December 27, 2008 and 5% per year thereafter. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month, and an annual $5,000 allowance for the reimbursement of dues or charitable donations.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These employment agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

As part of the above employment agreements, and in accordance with the terms of the “2007 Equity Incentive Plan” approved by our  shareholders in their September 18, 2007 annual meeting, our Compensation Committee and Board of Directors granted Plan Options to each of the Executives to purchase an aggregate of 400,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. The options vest in installments of 100,000 per year, starting on September 27, 2008, and they automatically vest upon the happening of the following events on a date more than six (6) months after the date of the agreement: (i) change of control (ii) constructive termination, and (iii) termination other than for cause, each as defined in the employment agreements. Unvested options automatically terminate upon (i) termination for cause or (ii) voluntary termination.  In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the vested options.

As part of the above employment agreements, the Executives were eligible for a performance bonus, based on meeting revenue and cash flow objectives. In connection with this bonus program, our Compensation Committee and Board of Directors granted Plan Options to each of the Executives to purchase an aggregate of 220,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. Up to one-half of these shares were eligible for vesting on a quarterly basis and the rest annually, with the total grant allocable over a two-year period ending September 30, 2009. Vesting of the quarterly portion was subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per our statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. Vesting of the annual portion was subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 30% for the fiscal year over the prior year. In the event of quarter to quarter decreases in revenues and or cash flow, the options did not vest for that quarter but the unvested quarterly options were added to the available options for the year, vested subject to achievement of the applicable annual goal. In the event options did not vest based on the quarterly or annual goals, they immediately expired. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the vested options.

We have determined that the above performance objectives were met for the quarter ended December 31, 2007 but that they were not met for the remaining three quarters of fiscal 2008 nor were they met for the fiscal year ended September 30, 2008. We have also determined that the performance objectives were met for the quarter ended June 30, 2009 but that they were not met for the remaining three quarters of fiscal 2009 nor were they met for the fiscal year ended September 30, 2009. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during each fiscal year 2008 and 2009 and as a result we recognized total aggregate compensation expense of approximately $80,000 for each fiscal year, related to the vested portion of these options.

On August 11, 2009, our Compensation Committee agreed to extend the above bonus program for two years under substantially the same terms, except that the annual revenue growth rate will be 20%, we will negotiate with the Executives in good faith as to how revenue increases from specific acquisitions are measured, and one-half of the applicable quarterly or annual bonus options will be earned/vested if the cash flow target is met but the revenue target is not met. Implementation of this program is subject only to the approval by our shareholders of a sufficient increase in the number of authorized 2007 Plan options, at which time the performance bonus options will be granted and priced – it is anticipated that the request for shareholder authorization will be submitted at time of the next annual Shareholder Meeting, expected to be held in February or March 2010. We have also agreed that this bonus program will continue after this additional two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place.

Under the terms of the above employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three times the Executive’s base salary plus full benefits for a period of the lesser of (i) three years from the date of termination or (ii) the date of termination until a date one year after the end of the initial employment contract term. We may defer the payment of all or part of this obligation for up to six months, to the extent required by Internal Revenue Code Section 409A. In addition, if the five day average closing price of the common stock is greater than or equal to $1.00 per share on the date of any termination or change in control, all options previously granted the Executive(s) will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all related taxes for the Executive(s).  If the five-day average closing price of the common stock is less than $1.00 per share on the date of any termination or change in control, the options will remain exercisable under the original terms.

Under the terms of the above employment agreements, we may terminate an Executive’s employment upon his death or disability or with or without cause. To the extent that an Executive is terminated for cause, no severance benefits are due him. If an employment agreement is terminated as a result of the Executive’s death, his estate will receive one year base salary plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his death. If an employment agreement is terminated as a result of the Executive’s disability, as defined in the agreement, he is entitled to compensation in accordance with our disability compensation for senior executives to include compensation for at least 180 days, plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his disability.

As part of the above employment agreements, our Compensation Committee and Board of Directors agreed that in the event we are sold for a Company Sale Price that represents at least $1.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives will receive, as a group, cash compensation of twelve percent (12.0%) of the Company Sale Price, payable in immediately available funds at the time of closing such transaction. The Company Sale Price is defined as the number of Equivalent Common Shares outstanding at the time we are sold multiplied by the price per share paid in such Company Sale transaction. The Equivalent Common Shares are defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares or other convertible securities and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of the above employment agreements but the market price per share used for this purpose to be no less than $1.00. The 12.0% is allocated in the employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and two percent (2.0%) to Mr. Tomlinson.

The above description is qualified in its entirety by the terms and conditions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding stock options held as of September 30, 2009 by the Named Executive Officers. There were no outstanding stock awards held by them as of that date:

	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)				EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED	OPTION EXERCISE	OPTION EXPIRATION
NAME	EXERCISABLE		UNEXERCISABLE		OPTIONS (#)	PRICE ($)	DATE
Randy Selman (6)	100,000					$0.71	9/29/2011
	450,000					$1.12	7/6/2010
	269,750	(5)				$1.57	12/27/2009
	180,250	(3)				$1.57	8/11/2014
	400,000	(3)				$2.50	8/11/2014
	200,000	(1)	200,000	(1)		$1.73	9/28/2012– 9/28/2015
	27,500	(2)				$1.73	12/31/2011–6/30/2013
Alan Saperstein (6)	100,000					$0.71	9/29/2011
	450,000					$1.12	7/6/2010
	269,750	(5)				$1.57	12/27/2009
	180,250	(3)				$1.57	8/11/2014
	400,000	(3)				$2.50	8/11/2014
	200,000	(1)	200,000	(1)		$1.73	9/28/2012– 9/28/2015
	27,500	(2)				$1.73	12/31/2011–6/30/2013
Cliff Friedland (6)	100,000					$0.71	9/29/2011
	88,860					$3.376	7/1/2012
	200,000	(1)	200,000	(1)		$1.73	9/28/2012– 9/28/2015
	27,500	(2)				$1.73	12/31/2011–6/30/2013
David Glassman (6)	100,000					$0.71	9/29/2011
	88,860					$3.376	7/1/2012
	200,000	(1)	200,000	(1)		$1.73	9/28/2012– 9/28/2015
	27,500	(2)				$1.73	12/31/2011–6/30/2013
Robert Tomlinson (6)	100,000					$0.71	9/29/2011
	100,000					$1.12	7/6/2010
	150,000	(4)				$1.21	8/11/2014
	200,000	(1)	200,000	(1)		$1.73	9/28/2012– 9/28/2015
	27,500	(2)				$1.73	12/31/2011–6/30/2013

(1)	Vesting of these Plan options is based on years of service. These vesting conditions are discussed in detail under “Employment Agreements” above.
(2)	Vesting of these Plan options was based on achieving certain financial objectives. These vesting conditions are discussed in detail under “Employment Agreements” above.
(3)	These Plan options were issued in exchange for cancellation of an equivalent number of expiring Non-Plan options – see discussion in footnotes to Summary Compensation table above.
(4)	These Plan options were issued in exchange for an equivalent number of expiring Plan options – see discussion in footnotes to Summary Compensation table above.
(5)	In December 2009, fully vested five-year Plan options were issued in exchange for cancellation of these expiring Non-Plan options – see discussion in footnotes to Summary Compensation table above.
(6)
The executive’s employment agreement provides that under certain circumstances, all options previously granted the executive will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all taxes for the executive. These conditions are discussed in detail under “Employment Agreements” above.

1996 Stock Option Plan and 2007 Equity Incentive Plan

On February 9, 1997, our Board of Directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "1996 Plan").  Pursuant to an amendment to the 1996 Plan ratified by our shareholders on September 13, 2005, we reserved an aggregate of 4,500,000 shares of common stock for issuance pursuant to options granted under the 1996 Plan ("Plan Options") and 2,000,000 shares for restricted stock grants (“Stock Grants”) made under the 1996 Plan.  At September 30, 2009, there were unexercised options to purchase 3,740,000 shares of our common stock outstanding under the 1996 Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $0.71 to $2.50 per share. Since the provisions of the 1996 Plan call for its termination 10 years from the date of its adoption, we may no longer issue additional options or stock grants under the 1996 Plan. However, the termination of the 1996 Plan did not affect the validity of any Plan Options previously granted thereunder.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the 1996 Plan, although as discussed above we may no longer issue additional options or stock grants under the 1996 Plan. At September 30, 2009, there were unexercised options to purchase 5,298,750 shares of our common stock outstanding under the 2007 Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $0.50 to $3.376 per share.

The stated purpose of the 1996 Plan and the 2007 Plan (“the Plans”) is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in our company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plans are administered by the Compensation Committee of our Board of Directors (“the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. All other questions relating to the administration of the Plans, and the interpretation of the provisions thereof, are to be resolved at the sole discretion of our Board of Directors or the Committee.

Plan Options granted under the Plans may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options").  In addition, the 1996 Plan also allowed for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and to receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares.  Any Incentive Option granted under the 1996 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each Plan Option and the manner in which it may be exercised is determined by our Board of Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.  In any case, the exercise price of any stock option granted under the Plans will not be less than 85% of the fair market value of the common stock on the date of grant.  The exercise price of Non-Qualified Options is determined by the Committee.

The per share purchase price of shares subject to Plan Options granted under the Plans may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plans.  Officers, directors and employees of and consultants to us and our subsidiaries are eligible to receive Non-Qualified Options under the Plans.  Only such individuals who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

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

The Board of Directors may amend, suspend or terminate the Plans at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plans or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization) without the consent of our shareholders, (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination dates of the Plans.

Unless the 2007 Plan has been earlier suspended or terminated by the Board of Directors, the 2007 Plan shall terminate 10 years from the date of the 2007 Plan’s adoption.  Any such termination of the 2007 Plan shall not affect the validity of any Plan Options previously granted thereunder.

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plans are therefore not ascertainable. On December 24, 2009, the closing price of our common stock as reported on the NASDAQ Capital Market was $0.28 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information regarding beneficial ownership of our common stock as of December 11, 2009 held by:

•	persons who own beneficially more than 5% of our outstanding common stock,
•	our directors,
•	named executive officers, and
•	all of our directors and officers as a group.

Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 11, 2009 upon exercise of options, warrants, convertible securities or other rights to receive our common shares. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, convertible securities or other rights to receive our common shares that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders as of December 11, 2009. At that date, approximately 81% of our outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.  Shares held by Cede & Co. are not reflected in the following table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	1,637,452	3.5%
Alan M. Saperstein (2)	1,639,320	3.5%
Clifford Friedland (3)	1,159,776	2.6%
David Glassman (4)	1,159,609	2.6%
Robert E. Tomlinson (5)	577,500	1.3%
Robert Wussler (6)	256,171	0.6%
Charles C. Johnston (7)	698,828	1.6%
Carl L. Silva (8)	50,000	0.1%
Leon Nowalsky (9)	50,000	0.1%
All directors and officers as a group (nine persons) (10)	7,228,656	14.5%
Austin Lewis (11)	5,694,799	12.7%

(1)           Includes 9,952 shares of our common stock presently outstanding, options to acquire 100,000 common shares at $0.71 per share, options to acquire 450,000 common shares at $1.12 per share, options to acquire 450,000 common shares at $1.57 per share, options to acquire 227,500 common shares at $1.73 per share and options to acquire 400,000 common shares at $2.50 per share.

(2)           Includes 11,820 shares of our common stock presently outstanding, options to acquire 100,000 common shares at $0.71 per share, options to acquire 450,000 common shares at $1.12 per share, options to acquire 450,000 common shares at $1.57 per share, options to acquire 227,500 common shares at $1.73 per share and options to acquire 400,000 common shares at $2.50 per share.

(3)           Includes 447,216 shares of our common stock presently outstanding, 148,100 shares of our common stock held by Titan Trust, 148,100 shares of our common stock held by Dorado Trust, options to acquire 100,000 common shares at $0.71 per share, options to acquire 227,500 common shares at $1.73 per share and options to acquire 88,860 common shares at $3.376 per share. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

(4)           Includes 447,049 shares of our common stock presently outstanding, 148,100 shares of our common stock held by JMI Trust, 148,100 shares of our common stock held by Europa Trust, options to acquire 100,000 common shares at $0.71 per share, options to acquire 227,500 common shares at $1.73 per share and options to acquire 88,860 common shares at $3.376 per share. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

(5)           Includes options to acquire 100,000 common shares at $0.71 per share, options to acquire 100,000 common shares at $1.12 per share, options to acquire 150,000 common shares at $1.21 per share and options to acquire 227,500 common shares at $1.73 per share.

(6)           Includes 616 shares of our common stock presently outstanding, options to acquire 50,000 ONSM common shares at $0.71 per share, options to acquire 100,000 ONSM common shares at $1.12 per share, options to acquire 100,000 ONSM common shares at $1.57 per share and options to purchase 5,555 ONSM common shares at $3.376 per share.

(7)           Includes 439,214 shares of our common stock held by J&C Resources, LLC, 9,614 shares of our common stock held by Asset Factoring, Ltd., options to acquire 50,000 ONSM common shares at $0.71 per share, options to acquire 100,000 ONSM common shares at $1.12 per share and options to acquire 100,000 ONSM common shares at $1.57 per share.  Mr. Johnston is the control person of J&C Resources, LLC and Asset Factoring, Ltd. and exercises sole voting and dispositive powers over these shares.  Mr. Johnston's holdings exclude our securities owned by CCJ Trust. CCJ Trust is a trust for Mr. Johnston's adult children and he disclaims any beneficial ownership interest in CCJ Trust.

(8)           Includes options to acquire 50,000 ONSM common shares at $0.88 per share.

(9)           Includes options to acquire 50,000 ONSM common shares at $1.00 per share.

(10)         See footnotes (1) through (9) above.

(11)         Includes 5,668,549 shares of our common stock presently outstanding and warrants to acquire 26,250 common shares at $1.50 per share. These shares of common stock are as reported on a Form 13G/A filed by Lewis Asset Management on January 5, 2009 and attributing beneficial ownership of 4,665,046 shares to Lewis Opportunity Fund and beneficial ownership of 1,003,503 shares to LAM Opportunity Fund, Ltd. Mr. Lewis is the control person and beneficial owner of these entities and exercises sole voting and dispositive powers over these shares.

Mr. Fred Deluca has beneficial ownership of 1,454,545 shares as of December 7, 2009, which includes the 1,250,000 shares of our common stock issuable upon conversion of a portion of a note (the “Rockridge Note”) held by Rockridge Capital Holdings, LLC (“Rockridge”), warrants to acquire 21,212 ONSM common shares at $1.65 per share, warrants to acquire 83,333 ONSM common shares at $1.50 per share and options to acquire 100,000 ONSM common shares at $2.46 per share. Mr. Deluca is the control person and beneficial owner of Rockridge and exercises sole voting and dispositive powers over these shares These 1,454,545 shares represent approximately 3.2% beneficial ownership, which is less than the 5% threshold for inclusion of Mr. Deluca in the beneficial ownership table above. However, in connection with the transaction giving rise to the Rockridge Note, Rockridge may also receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 2,200,000 restricted ONSM common shares. Based on the 60 day threshold discussed above, these shares are not considered to be beneficially owned by Rockridge or Mr. Deluca as of December 11, 2009. However, if these 2,200,000 shares were added to the 1,454,545 which are considered beneficially owned by Mr. Deluca as of that date, the combined total of 3,654,545 shares would represent 7.6% beneficial ownership.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date up to $500,000, (representing the balloon payment of the outstanding principal of the Rockridge Note) may be converted into a number of restricted shares of ONSM common stock. The conversion will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on the NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $0.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick DeLuca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us unless such waiver would result in a violation of the NASDAQ shareholder approval rules. The minimum conversion price of $0.40 per share would result in the issuance of 1,250,000 common shares upon the conversion of the $500,000 balloon payment.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and certain other related assets. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and in December 2009 this amount was again increased to $2.0 million. The outstanding balance bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009 (was prime plus 8% per annum through December 2, 2008 and prime plus 11% from that date through December 28, 2009), payable monthly in arrears. Effective December 28, 2009, we also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year and a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2010. These origination and commitment fees are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

During fiscal 2009 we received $1.5 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by Mr. Fred Deluca, one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that we entered into with Rockridge dated April 14, 2009 and which was amended on September 14, 2009. We also received another $500,000 under the Note and Stock Purchase Agreement on October 20, 2009, resulting in cumulative allowable borrowings of $2.0 million. This transaction is secured by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders and is repayable in equal monthly installments through August 14, 2013, which installments include principal plus interest at 12% per annum. The outstanding principal amount, or portions thereof, are convertible into our common stock under certain conditions (using a minimum conversion price of $0.40 per share) and the Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 2,200,000 restricted ONSM common shares.

During December 2009, we received funding commitment letters executed by three (3) entities agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. The funding under the commitment letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that, among other things, the debt would be unsecured and subordinated and the rate of return on such debt, including cash and equity consideration given, would not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum. As consideration for these commitment letters, the issuing entities will receive an aggregate of seventy-five thousand (75,000) unregistered shares. One of these funding commitment letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors.

Review, approval or ratification of transactions with related persons

Prior to us entering into any related person transaction, our Board of Directors reviews the terms of the proposed transaction to ensure that they are fair and reasonable, on market terms and on an arms-length basis. Legal or other counsel is consulted as appropriate.

If a related party transaction involves compensation or is otherwise related to an employment relationship with us, the related party transaction will be reviewed by the Compensation Committee. Related party transactions are reported to the Audit Committee for their review and approval of the related disclosure.

With respect to transactions in which a director or executive officer or immediate family member may have a direct or indirect material interest, only disinterested members of the Board of Directors, the Compensation Committee and/or the Audit Committee may vote on whether to approve the transaction.

Director independence

Rule 5605(b)(1) of the NASDAQ Listing Rules to which we are subject requires that a majority of the members of our board of directors are independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. Our independent directors are Messrs. Wussler, Johnston, Silva and Nowalsky.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed to us by Goldstein Lewin & Co. for professional services rendered during the fiscal year ended September 30, 2009 were $259,977, for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2008, and March 31 and June 30, 2009.

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

Audit Related Fees

The aggregate fees billed to us by Goldstein, Lewin & Co. for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were $6,903 and $85,757 for the fiscal years ended September 30, 2009 and 2008, respectively. These amounts include $6,599 and $71,104, respectively, for their services rendered in connection with our joint Proxy/Form S-4 first filed with the SEC on September 23, 2008, and subsequently withdrawn by us.

Tax Fees

The aggregate tax fees billed to us by Goldstein Lewin & Co. were $13,590 and $15,737 for the fiscal years ended September 30, 2009 and 2008, respectively. Tax fees include the preparation of federal and state corporate income tax returns as well as tax compliance, tax advice and tax planning.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by Goldstein Lewin & Co. for services rendered for the fiscal years ended September 30, 2009 or 2008.

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

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

2.3	Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (6)
2.4	Agreement and Plan of Reorganization between Visual Data Corporation, Media on Demand, Inc. and Charles Saracino (7)
2.5	Infinite Conferencing Merger Agreement dated March 26, 2007 (22)
2.6.1	Narrowstep Merger Agreement dated May 29, 2008 (25)
2.6.2	First Amendment to Narrowstep Merger Agreement dated May 29, 2008 (27)
2.6.2	Second Amendment to Narrowstep Merger Agreement dated May 29, 2008 (28)
3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Amendment dated July 26, 1993 (1)
3.1.3	Articles of Amendment dated January 17, 1994 (1)
3.1.4	Articles of Amendment dated October 11, 1994 (1)
3.1.5	Articles of Amendment dated March 25, 1995 (1)
3.1.6	Articles of Amendment dated October 31, 1995 (1)
3.1.7	Articles of Amendment dated May 23, 1996 (1)
3.1.8	Articles of Amendment dated May 5, 1998 (5)
3.1.9	Articles of Amendment dated August 11, 1998 (2)
3.1.10	Articles of Amendment dated June 13, 2000 (4)
3.1.11	Articles of Amendment dated April 11, 2002 (8)
3.1.12	Articles of Amendment dated June 24, 2003, with regard to Series A-9 Convertible Preferred Stock (9)
3.1.13	Articles of Amendment dated June 20, 2003, with regard to reverse stock split (10)
3.1.14	Articles of Amendment dated December 23, 2004, with regard to the designations for Series A-10 Convertible Preferred Stock (16)
3.1.15	Articles of Amendment dated December 30, 2004, with regard to corporate name change (15)
3.1.16	Articles of Amendment dated February 7, 2005 with regard to the designations for Series A-10 Convertible Preferred Stock (17)
3.1.17	Articles of Amendment dated January 7, 2009 with regard to the designations for Series A-12 Redeemable Convertible Preferred Stock (24)
3.1.18	Articles of Amendment dated December 23, 2009 with regard to the designations for Series A-13 Convertible Preferred Stock
3.2	By-laws (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Form of 8% Senior Secured Convertible Notes (16)
4.3	Form of $1.65 Warrant (16)
4.4	Form of $1.50 Warrant (16)
4.5	Form of $1.00 Warrant (20)

4.6	Form of $1.65 Warrant issuable upon exercise of $1.00 Warrant (20)
4.7	Form of Subordinated Secured Convertible Note (21)
4.8	Form of $1.50 Warrant for Subordinated Secured Convertible Notes (21)
4.9	Form of 12% Convertible Secured Note (26)
4.10	12% Convertible Secured Note - Rockridge (19)
4.11	Allonge to 12% Convertible Secured Note – Rockridge (30)
4.12	Form of Promissory Note – Thermo Credit
10.1	Form of 1996 Stock Option Plan and Amendment thereto (1)(3)
10.2	Form of 2007 Equity Incentive Plan (24)
10.3	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Randy S. Selman
10.4	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Alan Saperstein
10.5	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Clifford Friedland
10.6	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and David Glassman
10.7	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Robert Tomlinson
10.8	Form of Subscription Agreement used for sale of $11.0 million common shares - March 2007 (22)
10.9	Form of Securities Purchase Agreement for 8% Senior Secured Convertible Notes (16)
10.10	Form of Additional Investment Right (16)
10.11	Form of Pledge Agreement (16)
10.12	Form of Security Agreement (16)
10.13	Form of Letter Agreement with Additional Investment Right holders (18)
10.14	Deposit Control Agreement dated October 2004 (14)
10.15	Form of Subscription Agreement for Subordinated Secured Convertible Notes (21)
10.16	Form of Subordination Agreement for Subordinated Secured Convertible Notes (21)
10.17	Form of Security Agreement for Subordinated Secured Convertible Notes (21)
10.18	Amendment and Waiver Agreement, dated as of May 29, 2008, among Narrowstep Inc. and the investors party thereto (25)
10.19	Form of Narrowstep Voting Agreement, dated as of May 29, 2008 (25)
10.20	Form of Onstream Voting Agreement, dated as of May 29, 2008 (25)
10.21	Form of Subscription Agreement, dated as of May 29, 2008, by and between Narrowstep Inc. and the investors party thereto (25)
10.22	Form of Subscription Agreement, dated as of August 13, 2008, by and between Narrowstep Inc. and the investors party thereto (27)
10.23	Form of Subscription Agreement for 12% Convertible Secured Notes (26)
10.24	Form of Security Agreement for 12% Convertible Secured Notes (26)
10.25	Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (19)
10.26	Security Agreement for 12% Convertible Secured Note - Rockridge (19)
10.27	First Amendment to Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (30)
10.28	Commercial Business Loan Agreement – Thermo Credit
10.29	Amendment to Agreements – Thermo Credit
10.30	Second Amendment to Commercial Business Loan Agreement – Thermo Credit
10.31	Security Agreement – Thermo Credit
14.1	Code of Business Conduct and Ethics (12)
14.2	Corporate Governance and Nominating Committee Principles (30)
14.3	Audit Committee Charter (23)
21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)
Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.

(2)	Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.
(3)	Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998.
(4)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.
(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2000.
(6)	Incorporated by reference to the registrant’s current report on Form 8-K filed on June 12, 2001.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 5, 2002.
(8)	Incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.
(9)	Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.
(11)	Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.
(12)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2003.
(13)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2004.
(14)	Incorporated by reference to the registrant's current report on Form 8-K filed November 4, 2004.
(15)	Incorporated by reference to the registrant’s current report on Form 8-K filed on January 4, 2005.
(16)	Incorporated by reference to the registrant’s current report on Form 8-K/A filed on January 4, 2005.
(17)	Incorporated by reference to the registrant's current report on Form 8-K filed February 11, 2005.
(18)	Incorporated by reference to the registrant's current report on Form 8-K filed February 17, 2005.
(19)	Incorporated by reference to the registrant's current report on Form 8-K filed April 20, 2009.
(20)	Incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Shareholder’s Meeting filed on August 1, 2005.
(21)	Incorporated by reference to the registrant's current report on Form 8-K/A filed April 3, 2006.
(22)	Incorporated by reference to the registrant's current report on Form 8-K filed March 28, 2007.
(23)	Incorporated by reference to the registrant’s proxy statement for the 2007 Annual Meeting filed with the SEC on July 31, 2007.
(24)	Incorporated by reference to the registrant's current report on Form 8-K filed January 7, 2009.
(25)	Incorporated by reference to the registrant's current report on Form 8-K filed June 2, 2008.
(26)	Incorporated by reference to the registrant's current report on Form 8-K filed June 6, 2008.
(27)	Incorporated by reference to the registrant's current report on Form 8-K filed August 15, 2008.
(28)	Incorporated by reference to the registrant's current report on Form 8-K/A filed September 19, 2008.
(29)	Incorporated by reference to the registrant's Proxy Statement for the 2008 and 2009 Annual Shareholders Meeting filed on January 28, 2009.
(30)	Incorporated by reference to the registrant's current report on Form 8-K filed September 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation (Registrant)

By:	/s/ Randy S. Selman
Randy S. Selman
President, Chief Executive Officer

Date: December 29, 2009

By:	/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer

Date: December 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy S. Selman	Director, President,	December 29, 2009
Randy S. Selman	Chief Executive Officer

By: /s/ Robert E. Tomlinson	Chief Financial Officer and
Robert E. Tomlinson	Principal Accounting Officer	December 29, 2009

By: /s/ Alan Saperstein	Director and Chief	December 29, 2009
Alan Saperstein	Operating Officer

By: /s/ Clifford Friedland	Director and Senior VP	December 29, 2009
Clifford Friedland	Business Development

By: /s/ Charles C. Johnston	Director	December 29, 2009
Charles C. Johnston

By: /s/ Robert J. Wussler	Director	December 29, 2009
Robert J. Wussler

By: /s/ Carl Silva	Director	December 29, 2009
Carl Silva

By: /s/ Leon Nowalsky	Director	December 29, 2009
Leon Nowalsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Onstream Media Corporation
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Goldstein Lewin & Co.

GOLDSTEIN LEWIN & CO.
Certified Public Accountants

Boca Raton, Florida
December 29, 2009

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$541,206	$674,492
Accounts receivable, net of allowance for doubtful accounts of $241,298 and $30,492, respectively	2,189,252	2,545,450
Prepaid expenses	356,963	328,090
Inventories and other current assets	198,960	172,111
Total current assets	3,286,381	3,720,143

PROPERTY AND EQUIPMENT, net	3,083,096	4,056,770
INTANGIBLE ASSETS, net	2,499,150	3,731,586
GOODWILL, net	16,496,948	21,696,948
OTHER NON-CURRENT ASSETS	118,398	639,101

Total assets	$25,483,973	$33,844,548

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,704,676	$3,059,376
Amounts due to shareholders and officers	109,419	109,419
Deferred revenue	163,198	128,715
Notes and leases payable – current portion, net of discount	1,615,891	1,774,264
Series A-12 Redeemable Convertible Preferred stock – redeemable portion, net of discount	98,000	-
Total current liabilities	5,691,184	5,071,774

Notes and leases payable, net of current portion and discount	505,061	109,151
Convertible debentures, net of discount	1,109,583	795,931

Total liabilities	7,305,828	5,976,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-10 Convertible Preferred stock, par value $.0001 per share, authorized 700,000 shares, -0- and 74,841 issued and outstanding, respectively	-	8
Series A-12 Redeemable Convertible Preferred stock, par value $.0001 per share, authorized 100,000 shares, 70,000 and -0- issued and outstanding, respectively	7	-
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 44,332,699 and 42,625,627 issued and outstanding, respectively	4,433	4,262
Additional paid-in capital	132,295,895	130,078,354
Unamortized discount	(12,000)	(20,292)
Accumulated deficit	(114,110,190)	(102,194,640)
Total stockholders’ equity	18,178,145	27,867,692

Total liabilities and stockholders’ equity	$25,483,973	$33,844,548

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2009	2008
REVENUE:
DMSP and hosting	$1,705,697	$1,440,584
Webcasting	5,670,364	5,924,507
Audio and web conferencing	7,098,993	7,262,685
Network usage	1,992,935	2,235,078
Other	458,964	724,369
Total revenue	16,926,953	17,587,223

COSTS OF REVENUE:
DMSP and hosting	557,652	606,947
Webcasting	1,676,937	2,134,765
Audio and web conferencing	1,928,103	1,476,575
Network usage	863,621	938,487
Other	467,220	654,251
Total costs of revenue	5,493,533	5,811,025

GROSS MARGIN	11,433,420	11,776,198

OPERATING EXPENSES:
General and administrative:
Compensation	9,803,158	9,257,629
Professional fees	1,268,608	1,970,007
Write off deferred acquisition costs	504,738	-
Impairment loss on goodwill and other intangible assets	5,500,000	-
Other general and administrative	2,436,101	2,735,816
Depreciation and amortization	3,195,291	4,215,669
Total operating expenses	22,707,896	18,179,121

Loss from operations	(11,274,476)	(6,402,923)

OTHER EXPENSE, NET:
Interest income	-	1,781
Interest expense	(651,464)	(244,678)
Other income, net	95,155	84,362

Total other expense, net	(556,309)	(158,535)

Net loss	$(11,830,785)	$(6,561,458)

Loss per share – basic and diluted:

Net loss per share	$(0.27)	$(0.16)

Weighted average shares of common stock outstanding – basic and diluted	43,476,478	42,329,391

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2008 AND 2009

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

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2008 AND 2009

(Continued)

	Series A- 10 Preferred Stock		Series A- 12 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2008	74,841	$8	-	$-	42,625,627	$4,262	$130,078,354	$(20,292)	$(102,194,640)	$27,867,692
Issuance of shares, warrants and options for consultant services	-	-	-	-	832,871	83	319,639	-	-	319,722
Issuance of options for employee services	-	-	-	-	-	-	1,127,819	-	-	1,127,819
Issuance of Series A-12 preferred	-	-	80,000	8	-	-	199,998	-	-	200,006
Redemption of Series A-12 preferred	-	-	(10,000)	(1)	-	-	(99,999)	-	-	(100,000)
Surrender of Series A-10 preferred for Series A-12 preferred	(60,000)	(6)	-	-	-	-	-	-	-	(6)
Reclassification of redeemable portion of Series A-12 preferred as a liability	-	-	-	-	-	-	(100,000)	16,000	(14,000)	(98,000)
Common shares issued for interest and fees on convertible debentures	-	-	-	-	452,589	45	137,230	-	-	137,275
Issuance of right to obtain common shares for financing fees	-	-	-	-	-	-	531,000	-	-	531,000
Dividends accrued or paid on Series A-10 preferred	2,994	-	-	-	7,957	1	37,894	20,292	(34,765)	23,422
Conversion of Series A-10 preferred to common shares	(17,835)	(2)	-	-	178,361	18	(16)	-	-	-
Dividends accrued or paid on Series A-12 preferred					235,294	24	63,976	(28,000)	(36,000)	-
Net loss	-	-	-	-	-	-	-	-	(11,830,785)	(11,830,785)

Balance, September 30, 2009	-	$-	70,000	$7	44,332,699	$4,433	$132,295,895	$(12,000)	$(114,110,190)	$18,178,145

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,830,785)	$(6,561,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,195,291	4,215,669
Impairment loss on goodwill and other intangible assets	5,500,000	-
Write off deferred acquisition costs	504,738	-
Compensation expenses paid with equity	1,127,606	882,242
Amortization of deferred professional fee expenses paid with equity	383,375	1,079,073
Amortization of discount on convertible debentures	73,462	23,104
Amortization of discount on notes payable	113,631	15,227
Interest expense paid in common shares and options	98,858	-
Bad debt expense	228,943	16,843
Gain from settlements of obligations and sales of equipment	(85,009)	(16,199)
Net cash (used in) operating activities, before changes in current assets and liabilities	(689,890)	(345,499)
Changes in current assets and liabilities, net of effect of acquisitions:
Decrease in accounts receivable	139,932	57,884
(Increase) in prepaid expenses	(9,947)	(22,208)
(Increase) in other current assets	(76,742)	(2,290)
(Increase) in inventories	(15,520)	(9,230)
Increase in accounts payable and accrued liabilities	940,027	476,777
Increase (Decrease) in deferred revenue	34,483	(86,686)
Net cash provided by operating activities	322,343	68,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,225,447)	(1,429,656)
Narrowstep acquisition costs (written off to expense in March 2009)	(187,614)	-
Net cash (used in) investing activities	(1,413,061)	(1,429,656)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans and notes payable, net of expenses	$1,553,194	$1,160,980
Proceeds from convertible debentures, net of expenses	375,000	959,339
Proceeds from sale of A-12 preferred shares, net of redemptions	100,000	-
Repayment of loans, notes and leases payable	(1,070,762)	(645,149)
Net cash provided by financing activities	957,432	1,475,170

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(133,286)	114,262

CASH AND CASH EQUIVALENTS, beginning of period	674,492	560,230

CASH AND CASH EQUIVALENTS, end of period	$541,206	$674,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$351,776	$225,481

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligation arising for shortfall in proceeds from sales of common shares issued for acquisition of Infinite Conferencing – see note 2 for assets acquired and liabilities assumed	$-	$958,399
Issuance of shares, warrants and options for consultant services	$306,305	$821,205
Issuance of shares and options for employee services	$1,141,236	$882,242
Issuance of A-10 preferred shares for A-10 dividends	$29,938	$56,466
Issuance of common shares for A-12 dividends	$64,000	$-
Issuance of common shares for interest	$137,275	$186,512
Issuance of right to obtain common shares for financing fees	$531,000	$-
Issuance of common shares for A-10 preferred shares and dividends	$186,318	$-
Issuance of A-12 preferred shares for A-10 preferred shares	$600,000	$-
Equipment obtained under capital lease	$37,664	$-
Payment of Narrowstep acquisition costs to vendor deferred past established trade terms, pending us obtaining financing	$119,000	$-
Purchase of software and equipment with payment to vendor deferred past established trade terms, pending us obtaining financing	$-	$315,000

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Onstream Media Corporation (“we” or "Onstream" or "ONSM"), organized in 1993, is a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications, including digital media services and webcasting services. Digital media services are provided primarily to entertainment, advertising and financial industry customers. Webcasting services are provided primarily to corporate, education, government and travel industry customers.

The Digital Media Services Group consists of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division, our Smart Encoding division and our Travel division.

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

The DMSP division, which operates primarily from facilities in Colorado Springs, Colorado, provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. The UGC division, which operates primarily from facilities in Colorado Springs, Colorado and also operates as Auction Video (see note 2), provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP.

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

The Travel division, which operates primarily from facilities in Pompano Beach, Florida, produces Internet-based multi-media streaming videos related to hotels, resorts, time-shares, golf facilities, and other travel destinations. We warehouse this travel content on our own online travel portal – www.travelago.com ("Travelago"). The Travel division generates revenue through production and distribution fees.

The Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division and our EDNet division. Our Infinite division, which operates primarily from facilities in the New York City metropolitan area, generates revenues from usage charges and fees for other services provided in connection with “reservationless” and operator-assisted audio and web conferencing services – see note 2.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (continued)

Our EDNet division, which operates primarily from facilities in San Francisco, California, provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. The global network, with clients in cities throughout the United States, Canada, Mexico, Europe, and the Pacific Rim, enables high-speed exchange of high quality audio, compressed video and multimedia data communications, utilizing long distance carriers, regional phone companies, satellite operators, and major internet service providers. EDNet also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate its broadcast and production applications. EDNet generates revenues from network usage, sale, rental and installation of equipment, and other related fees.

Liquidity

The consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $114.1 million as of September 30, 2009. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2009, we had a net loss of approximately $11.8 million, although cash provided by operations for that period was approximately $322,000. Although we had cash of approximately $541,000 at September 30, 2009, working capital was a deficit of approximately $2.4 million at that date.

We are constantly evaluating our cash needs, in order to make appropriate adjustments to operating expenses. Depending on our actual future cash needs, we may need to raise additional debt or equity capital to provide funding for ongoing future operations, or to refinance existing indebtedness. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

During February 2009, we took actions to reduce our operating costs, primarily personnel related, by approximately $65,000 per month. During October 2009, we took additional actions to reduce our operating costs, primarily personnel related, by another approximately $62,000 per month. We recently began to identify and implement certain infrastructure related cost savings, which actions we expect will reduce our costs of revenue by approximately $45,000 per month, once fully implemented by the end of fiscal 2010.

We have estimated that, based on the above reductions in our expenditure levels, we will require an approximately 2% increase in our consolidated revenues in fiscal 2010, as compared to fiscal 2009, in order to adequately fund our minimum anticipated expenditures (including debt service and a basic level of capital expenditures) through September 30, 2010.  We have estimated that, in addition to this ongoing revenue increase, we will also require aggregate financing of approximately $500,000, (funded over several months starting in January 2010 and in addition to the $500,000 loan proceeds received from Rockridge in October 2009 – see note 4) to adequately address our current working capital deficit, to the extent past due vendor and other payments are believed by us to be necessary for us to continue our operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

We have implemented specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving the above revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve these revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2010. We will closely monitor our revenue and other business activity through the remainder of fiscal 2010 to determine if further cost reductions, the raising of additional capital or other activity is considered necessary. See note 9 with respect to funding commitment letters we received in December 2009 that would provide us with $750,000 cash under certain conditions.

Accounting Standards Codification

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Number 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which identified the FASB’s Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The ASC reorganized the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the ASC. All previously existing accounting standards documents were superseded by the ASC, which was effective for interim and annual periods ending after September 15, 2009. All other accounting literature not included in the ASC is nonauthoritative. We believe that our adoption of this standard on its effective date (September 15, 2009) did not have a material effect on our consolidated financial statements.

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

Concentration of Credit Risk

We at times have cash in banks in excess of FDIC insurance limits and place our temporary cash investments with high credit quality financial institutions. We perform ongoing credit evaluations of our customers' financial condition and do not require collateral from them. Reserves for credit losses are maintained at levels considered adequate by our management.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bad Debt Reserves

Where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance against amounts due from it, and thereby reduces the receivable to an amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $241,000 and $30,000, at September 30, 2009 and 2008, respectively.

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

Effective October 1, 2008, we adopted the provisions of the Fair Values Measurements and Disclosures topic of the ASC, with respect to our financial assets and liabilities, identified based on the definition of a financial instrument contained in the Financial Instruments topic of the ASC. This definition includes a contract that imposes a contractual obligation on us to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. We have determined that the Rockridge Note and the Equipment Notes discussed in note 4 and the redeemable portion of the Series A-12 (preferred stock) discussed in note 6 are financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC. This is further discussed in “Effects of Recent Accounting Pronouncements” below.

Under the above accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting standards describe a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

We have determined that there are no Level 1 inputs for determining the fair value of the Rockridge Note, the Equipment Notes or the redeemable portion of the Series A-12. However, we have determined that the fair value of the Rockridge Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under our line of credit arrangement (the “Line”) as discussed in note 4 and the value of conversion rights contained in those arrangements, based on the relevant aspects of the same Black Scholes valuation model used by us to value our options and warrants. We have also determined that the fair value of the Rockridge Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Rockridge Note, the Equipment Notes and the redeemable portion of the Series A-12 as of October 1, 2008 or as of September 30, 2009 and therefore no adjustment with respect to fair value was made to our financial statements as of September 30, 2009 or for the year then ended.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances.  We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. Based on that analysis, our management estimates the amount of provisions made for obsolete or slow moving inventory.

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

Software

Included in property and equipment is computer software developed for internal use, including the Digital Media Services Platform (“DMSP”), the iEncode webcasting software and the MarketPlace365 (“MP365”) platform – see notes 2 and 3.  Such amounts have been accounted for in accordance with the Intangibles – Goodwill and Other topic of the ASC and are amortized on a straight-line basis over three to five years, commencing when the related asset (or major upgrade release thereof) has been substantially placed in service.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets

In accordance with the Intangibles – Goodwill and Other topic of the ASC, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets, such as customer lists, are amortized to expense over their estimated useful lives, although they are still subject to review and adjustment for impairment.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of such assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

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

Revenue Recognition

Revenues from sales of goods and services are recognized when (i) persuasive evidence of an arrangement between us and the customer exists, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured.

The Webcasting division of the Digital Media Services Group recognizes revenue from live and on-demand webcasts at the time an event is accessible for streaming over the Internet.  Webcasting services are provided to customers using our proprietary streaming media software, tools and processes. Customer billings are typically based on (i) the volume of data streamed at rates agreed upon in the customer contract or (ii) a set monthly fee. Since the primary deliverable for the webcasting group is a webcast, returns are inapplicable.  If we have difficulty in producing the webcast, we may reduce the fee charged to the customer.  Historically these reductions have been immaterial, and are recorded in the month the event occurs.

Services for live webcast events are usually sold for a single price that includes on-demand webcasting services in which we host an archive of the webcast event for future access on an on-demand basis for periods ranging from one month to one year. However, on-demand webcasting services are sometimes sold separately without the live event component and we have referred to these separately billed transactions as verifiable and objective evidence of the amount of our revenues related to on-demand services.  In addition, we have determined that the material portion of all views of archived webcasts take place within the first ten days after the live webcast.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2008 and as of September 30, 2009 was immaterial in relation to our recorded liabilities at those dates.

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

The DMSP, UGC and Smart Encoding divisions of the Digital Media Services Group recognize revenues from the acquisition, editing, transcoding, indexing, storage and distribution of their customers’ digital media. Charges to customers by the Smart Encoding and UGC divisions are generally based on the activity or volumes of such media, expressed in megabytes or similar terms, and are recognized at the time the service is performed. Charges to customers by the DMSP division are generally based on a monthly subscription fee, as well as charges for hosting, storage and professional services. Fees charged to customers for customized applications or set-up are recognized as revenue at the time the application or set-up is completed.

The Infinite division of the Audio and Web Conferencing Services Group generates revenues from audio conferencing and web conferencing services, plus recording and other ancillary services.  Infinite owns telephone switches used for audio conference calls by its customers, which are generally charged for those calls based on a per-minute usage rate. Infinite provides online webconferencing services to its customers, charging either a per-minute rate or a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services.

The EDNet division of the Audio and Web Conferencing Services Group generates revenues from customer usage of digital telephone connections controlled by EDNet, as well as bridging services and the sale and rental of equipment.  EDNet purchases digital phone lines from telephone companies (and resellers) and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s use of those services.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $299,000 and $554,000 for the years ended September 30, 2009 and 2008, respectively.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we include an expense or a benefit within the tax provision in our statement of operations.

We have approximately $90 million in Federal net operating loss carryforwards as of September 30, 2009, approximately $8 million which expire in fiscal years 2010 through 2012 and approximately $82 million which expire in fiscal years 2018 through 2029.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $90 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $34 million as of September 30, 2009, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the years ended September 30, 2008 and September 30, 2009.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted this requirement as of the beginning of our fiscal year beginning October 1, 2007. However, as of the date of such adoption and as of September 30, 2009, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the years ended September 30, 2009 or 2008. The tax years ending September 30, 2006 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

Net Loss Per Share

For the years ended September 30, 2009 and 2008, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 14,544,509 and 15,155,731 at September 30, 2009 and 2008, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2009 have been excluded from the calculation of weighted average shares outstanding: (i) 70,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) which could potentially convert into 700,000 shares of ONSM common stock, (ii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 1,250,000 shares of ONSM common stock (excluding interest), (iii) 1,950,000 restricted ONSM common shares for the origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us and (iv) the $375,000 convertible portion of the Rockridge Note which could potentially convert into a minimum of 937,500 shares of ONSM common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share (continued)

Furthermore, if we sell all or substantially all of our assets prior to the repayment of the Rockridge Note, the remaining outstanding principal amount of the Rockridge Note may be converted into restricted shares of our common stock, which would have been 2,472,965 shares as of September 30, 2009 (in addition to the 937,500 shares noted above).

The potential dilutive effects of the following convertible securities previously outstanding at September 30, 2008 were excluded from the calculation of weighted average shares outstanding: (i) 74,841 shares of Series A-10 Convertible Preferred Stock (“Series A-10”) which could have potentially converted into 748,410 shares of ONSM common stock and (ii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 1,250,000 shares of ONSM common stock (excluding interest).

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accounts payable and accrued liabilities includes approximately $661,000 and $555,000 as of September 30, 2009 and 2008, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2009 and 2008 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the estimated grant-date fair value. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the three months ended September 30, 2009, the expected volatility rate was 88%, the risk-free interest rate was 2.5%, expected dividends were $0 and the expected term was 4 to 5 years, the full term of the related options (or in the case of extended options, the incremental increase in the option term as compared to the remaining term at the time of the extension – see note 8). For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended June 30, 2009, the expected volatility rate was 96%, the risk-free interest rate was 1.1%, expected dividends were $0 and the expected term was 4 years, the full term of the related options. There were no Plan options granted during the six months ended March 31, 2009 requiring our valuation using the Black-Scholes model.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants (continued)

For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended September 30, 2008, the expected volatility rate was 81%, the risk-free interest rate was 2.9%, expected dividends were $0 and the expected term was 4 years, the full term of the related options. For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended June 30, 2008, the expected volatility rate was 77% to 81%, the risk-free interest rate was 3.0% to 3.4%, expected dividends were $0 and the expected term was 4 to 6.5 years, the full term of the related options. There were no Plan options granted during the three months ended March 31, 2008 requiring our valuation using the Black-Scholes model. For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2007, the expected volatility rate was 78% to 79%, the risk-free interest rate was 4.1% to 4.3%, expected dividends were $0 and the expected term was 4 to 6.5 years, the full term of the related options.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended September 30, 2009, the expected volatility rate was 99%, the risk-free interest rate was 2.11%, expected dividends were $0 and the expected term was 4 years, the full term of the related options. There were no Non-Plan options granted during the nine months ended September 30, 2009 requiring our valuation using the Black-Scholes model. There were no Non-Plan options granted during the nine months ended September 30, 2008 requiring our valuation using the Black-Scholes model. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2007, the expected volatility rate was 79%, the risk-free interest rate was 6.25%, expected dividends were $0 and the expected term was 4 years, the full term of the related options.

See Note 8 for additional information related to all stock option issuances.

Employee 401(k) plan

Our 401(k) plan, the Onstream Media Corporation 401(k) Retirement Plan and Trust (the “Plan”), is available to all full-time employees and provides them with tax deferred salary reductions and alternative investment options (directly solely by the employees).  Employees may contribute a portion of their salary, subject to certain limitations, including an annual maximum established by the Internal Revenue Code.  We match employees’ contributions to the Plan, up to the first 8% of eligible compensation, at a 25% rate.  Our matching contribution was approximately $52,000 and $46,000 for the years ended September 30, 2009 and 2008, respectively. We expensed approximately $52,000 and $41,000 in those fiscal years, respectively, with the remaining amount of $5,000 in fiscal 2008 satisfied by amounts previously funded by us and expensed but forfeited by terminated employees. Our contributions to the Plan vest over five years, based on the employee’s initial date of service and without regard to the date of the contribution. Therefore, the unvested portion of our previous contributions was not material as of September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization lives and methods, income taxes and related reserves, contingencies and goodwill and other impairment allowances. Such estimates are reviewed on an on-going basis and actual results could be materially affected by those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including inventories and other current asset balance sheet groupings and property and equipment footnote category classifications.

Effects of Recent Accounting Pronouncements

The Fair Value Measurements and Disclosures topic of the ASC includes certain concepts first set forth in September 2006, which define the use of fair value measures in financial statements, establish a framework for measuring fair value and expand disclosure related to the use of fair value measures. In February 2008, the FASB provided a one-year deferral of the effective date of those concepts for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The application of these concepts was effective for our fiscal year beginning October 1, 2008, excluding the effect of the one-year deferral noted above. See “Fair Value Measurements” above. We are currently evaluating the impact of adopting these concepts with respect to non-financial assets and non-financial liabilities on our consolidated financial statements, which will be effective beginning October 1, 2009.

The Financial Instruments topic of the ASC includes certain concepts first set forth in February 2007, under which we may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The application of these concepts was effective for our fiscal year beginning October 1, 2008 – however, we have elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of these concepts did not have a significant impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  Certain provisions of this guidance will be first effective for our fiscal year beginning October 1, 2009 and early adoption is prohibited. Under these provisions, we would have recorded the $418,058 of acquisition-related costs included in other non-current assets on our September 30, 2008 balance sheet as expense during the year then ended. Accordingly, the $504,738 write off of deferred acquisition costs reflected in our results of operations for the year ended September 30, 2009 would have been replaced by an expense of $86,680. We are currently evaluating any additional impact these provisions may have on our financial statements.

The Intangibles – Goodwill and Other topic of the ASC states the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, which requirements shall be effective for our fiscal year beginning October 1, 2009 and early adoption is prohibited. The objective of these requirements is to improve the consistency between the useful life of a recognized intangible asset under the Intangibles – Goodwill and Other topic of the ASC and the period of expected cash flows used to measure the fair value of the asset under the Business Combinations topic of the ASC. These requirements apply to all intangible assets, whether acquired in a business combination or otherwise, and should be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact these requirements may have on our financial statements.

The Debt topic of the ASC specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These requirements will be effective for our fiscal year beginning October 1, 2009, including interim periods within that fiscal year. We are currently evaluating the impact these requirements may have on our financial statements.

The Subsequent Events topic of the ASC establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Certain of these requirements, which were first effective for interim or annual financial periods ending after June 15, 2009, relate to the concept of financial statements being “available to be issued” and require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., whether that date represents the date the financial statements were issued or were available to be issued). Other than providing this disclosure, our adoption of these requirements as of and for the period ended September 30, 2009 did not have a significant impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$11,100,887	$-	$11,100,887	$12,000,887	$-	$12,000,887
Acquired Onstream	4,121,401	-	4,121,401	8,421,401	-	8,421,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	16,496,948	-	16,496,948	21,696,948	-	21,696,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	4,383,604	(2,061,105)	2,322,499	4,583,604	(1,275,000)	3,308,604
Auction Video - customer lists, patent pending and consulting/non- competes	1,110,671	(934,020)	176,651	1,174,827	(751,845)	422,982
Total intangible assets	5,494,275	(2,995,125)	2,499,150	5,758,431	(2,026,845)	3,731,586

Total goodwill and other acquisition-related intangible assets	$21,991,223	$(2,995,125)	$18,996,098	$27,455,379	$(2,026,845)	$25,428,534

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

The consideration for the Infinite Merger was a combination of $14 million in cash and 1,376,622 shares of our restricted common stock (valued at approximately $4.0 million, or $2.906 per share), for an aggregate purchase price of approximately $18 million, before transaction costs. We arranged a private equity financing for net proceeds totaling approximately $10.2 million, to partially fund the cash portion of the transaction.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

At the closing of the Infinite Merger, we entered into a lock-up agreement with the former Infinite shareholders that limited the extent and timing of their sale of the 1,376,622 ONSM shares issued to them and also provided that in the event that the accumulated gross proceeds of the sale of first 50% of those shares was less than $2.0 million, we would pay the difference in registrable ONSM common shares, or cash to the extent required by certain restrictions. On December 27, 2007, the former Infinite shareholders notified us that the first 688,311 shares had been sold by them for $1,041,601, which would have required an additional payment by us in cash or shares of approximately $958,399. We recorded the liability on our financial statements as of that date, which was offset by a reduction in additional paid-in capital, and on March 12, 2008 executed collateralized promissory notes payable to the former Infinite shareholders in final settlement of this obligation – see note 4.

In connection with the Infinite Merger, we entered into two employment contracts and one consulting contract with three key Infinite executives. The employment contracts included five-year option grants for the purchase of up to 200,000 common shares with an exercise price of $2.50 per share (fair market value at the date of closing) and vesting over two years – see Note 8. As a result of the April 2008 expiration and non-renewal of one of the employment contracts, 50,000 of these options were forfeited. The employment and consulting contracts, all of which had either expired or been terminated at various dates through June 19, 2009, contain non-compete provisions with a minimum term of three years from the merger closing.

The summarized balance sheet of Infinite as of the April 27, 2007 closing of the Infinite Merger is as follows, showing the fair values we assigned to Infinite’s assets and liabilities in accordance with the Business Combinations topic of the ASC and recorded by us at that time.

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

Infinite’s management estimated the fair value of their property and equipment, primarily phone switch equipment and related internally developed billing and management reporting software, based on information regarding third-party sales of similar equipment and the estimated cost to recreate the customized software.  We are amortizing these assets over useful lives ranging from 3 to 5 years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

The fair value of certain intangible assets (internally developed software, customer lists, trademarks, URLs (internet domain names), favorable contractual terms and employment and non-compete agreements) acquired as part of the Infinite Merger was determined by our management at the time of the merger. This fair value was primarily based on the discounted projected cash flows related to these assets for the next three to six years immediately following the merger on a stand-alone basis without regard to the Infinite Merger, as projected by our management and Infinite’s management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. We are amortizing these assets over useful lives ranging from 3 to 6 years.

Infinite’s accounts payable and accrued liabilities were generally due within thirty days of the closing of the Infinite Merger and therefore their book carrying value as of the date of acquisition was considered to be a reasonable estimate of their fair value.

We purchased Infinite for $18,216,529 in cash and stock. In conjunction with the acquisition, liabilities were assumed as follows:

Identifiable tangible and intangible assets	$6,420,037
Goodwill	12,000,887
Acquired assets (at fair value)	18,420,924
Less: Cash paid for non-cash assets	(14,201,668)
Less: Cash acquired for cash	(14,861)
Less: Shares issued for non-cash assets	(4,000,000)
Assumed liabilities	$204,395

The $12,000,887 excess included in the $18,216,529 we paid for 100% of Infinite over $6,215,642 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by us as goodwill, subject to regular future valuations and adjustments as required by the Intangibles – Goodwill and Other topic of the ASC. The other intangible assets are being amortized to expense over their estimated useful lives, although the unamortized balances are still subject to review and adjustment for impairment. Annual reviews for impairment in future periods may result in future periodic write-downs.  Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

As discussed in “Testing for Impairment” below, the initially recorded goodwill for Infinite Conferencing of approximately $12.0 million was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce the carrying value of that goodwill to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $1.1 million, were included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the year ended September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007

On March 27, 2007 we completed the acquisition of the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). The Auction Video, Inc. transaction was structured as a purchase of assets and the assumption of certain identified liabilities by our wholly-owned U.S. subsidiary, AV Acquisition, Inc. The Auction Video Japan, Inc. transaction was structured as a purchase of 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. The acquisitions were made with a combination of 467,290 shares of restricted ONSM common stock (valued at approximately $1.5 million, or $3.21 per share) issued to the stockholders of Auction Video Japan, Inc. and $500,000 cash paid to certain stockholders and creditors of Auction Video, Inc., for an aggregate purchase price of approximately $2.0 million, before transaction costs. The operations of Auction Video are part of the Digital Media Services Group.

On December 5, 2008 we entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of our outstanding assets and liabilities connected with that operation - see note 5.

We allocated $2,046,996 of the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into our DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes, with depreciation over a three-year life commencing April 2007 – see note 3. Future cost savings for Auction Video services to be provided to our customers existing prior to the acquisition were valued at $250,000 and were amortized to cost of sales over a two-year period commencing April 2007. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. Other tangible assets acquired were valued at $46,996.

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office (“USPO”). In August 2008, February 2009 and May 2009, the USPO issued non-final rejections of the claims pending in the first of the two applications. In October 2009 we submitted an amendment to the first of the two applications, which amendment we expect the USPO to respond to within ninety days after the date of our submission. Regardless of this, our management has determined that a final rejection of these claims would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

We purchased Auction Video for $2,023,963 in cash and stock. In conjunction with the acquisition, liabilities were assumed as follows:

Identifiable tangible and intangible assets	$2,046,996
Goodwill	3,216
Acquired assets (at fair value)	2,050,212
Less: Cash paid for non-cash assets	(523,066)
Less: Cash acquired for cash	(897)
Less: Shares issued for non-cash assets	(1,500,000)
Assumed liabilities	$26,249

In connection with the acquisition, we entered into three consulting contracts with three key Auction Video employees, two of which expired as of February 28, 2008 and the third which expired as of February 28, 2009. The third contract included a two-year option grant to one of the consultants for the purchase of up to 35,000 common shares with an exercise price of $2.98 per share (fair market value at the date of closing) and vesting over two years, which options expired as of February 28, 2009. The consulting contracts contain non-compete provisions with a minimum term of two years from the acquisition closing.

As discussed in “Testing for Impairment” below, the carrying value of the initially recorded identifiable intangible assets acquired as part of the Auction Video Acquisition were determined to be impaired as of December 31, 2008 and a $100,000 adjustment was made to reduce the carrying value of those intangible assets to approximately $200,000 as of that date.  This $100,000 adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the year ended September 30, 2009.

Acquired Onstream – December 23, 2004

On December 23, 2004, after approval by a majority of our shareholders in a duly constituted meeting, privately held Onstream Media Corporation (“Acquired Onstream”) was merged with and into our wholly owned subsidiary OSM Acquisition Inc. (the “Onstream Merger”). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by us (representing 74% ownership interest) were converted into 2,207,966 shares of the ONSM restricted common stock and 463,554 options and warrants to purchase ONSM common stock at an exercise price of $3.376 per share. We also issued common stock options to directors and management as additional compensation at the time of and for the Onstream Merger, accounted for in accordance with Accounting Principles Board Opinion Number 25 (which accounting pronouncement has since been superseded by the ASC).

Acquired Onstream was a development stage company founded in 2001 that began working on a feature rich digital asset management service offered on an application service provider (“ASP”) basis, to allow corporations to better manage their digital rich media without the major capital expense for the hardware, software and additional staff necessary to build their own digital asset management solution. This service was intended to be offered via the Digital Media Services Platform (“DMSP”), which was initially designed and managed by Science Applications International Corporation (“SAIC”), one of the country's foremost IT security firms, providing services to all branches of the federal government as well as leading corporations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Acquired Onstream – December 23, 2004 (continued)

The summarized balance sheet of Acquired Onstream as of the December 23, 2004 closing of the Onstream Merger is as follows, showing the fair values we assigned to Acquired Onstream’s assets and liabilities in accordance with the Business Combinations topic of the ASC and recorded by us at that time.

Cash and other current assets	$36,059
Property and equipment	2,667,417
Total assets	$2,703,476

Accounts payable and accrued liabilities	$814,739
Notes payable and capitalized lease	335,179
Total liabilities	1,149,918
Shareholder’s equity	1,553,558
Total liabilities and shareholder’s equity	$2,703,476

Property and equipment in the above table represents the partially (at the time) completed DMSP, primarily Acquired Onstream’s payments to its vendors SAIC, Virage, North Plains and Nine Systems. This was the primary asset included in the purchase of Acquired Onstream, and was recorded at fair value as of the December 23, 2004 closing, in accordance with the Business Combinations topic of the ASC – see note 3. The fair value was primarily based on the discounted projected cash flows related to this asset for the five years immediately following the acquisition on a stand-alone basis without regard to the Onstream Merger, as projected at the time of the acquisition by our management and Acquired Onstream’s management. The discount rate utilized considered equity risk factors (including small stock risk and bridge/IPO stage risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

The $8,421,401 excess included in the $9,974,959 we paid for 100% of Acquired Onstream over $1,553,558 (the fair values assigned to the tangible and intangible assets, net of liabilities at fair value) was recorded by us as goodwill, subject to regular future valuations and adjustments as required by the Intangibles – Goodwill and Other topic of the ASC.

As discussed in “Testing for Impairment” below, the initially recorded goodwill for Acquired Onstream of approximately $8.4 million was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date.  This adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the year ended September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment

The Intangibles – Goodwill and Other topic of the ASC, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite Conferencing as of April 27, 2008, on EDNet as of September 30, 2008 and on Acquired Onstream as of December 31, 2008.  We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of Infinite Conferencing’s net assets as of April 27, 2008 nor of EDNet’s net assets as of September 30. 2008. Although the first step of the two step testing process of Acquired Onstream’s net assets (which include the DMSP) preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the three months ended December 31, 2008. As discussed above, this $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite Conferencing, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

As part of the second step of the two step process for testing impairment as of December 31, 2008, the April 27, 2008 testing of Infinite Conferencing and the September 30, 2008 testing of EDNet were updated through December 31, 2008. Accordingly, none of our reporting units with significant goodwill or intangible assets were scheduled for a recurring annual impairment review during the September 30, 2009 quarter and as of September 30, 2009, we had noted no business or other conditions that would indicate the necessity for interim “step one” testing of individual reporting units for impairment. Therefore, the comparison of our market capitalization to its net book value as of September 30, 2009 was not considered to be relevant at that date. However, if the price of our common stock and our market value continue at the December 24, 2009 levels ($0.28 per share) or decline further, such condition may result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising from our next scheduled recurring annual impairment review, which will be as of December 31, 2009.

The valuations of Infinite Conferencing, EDNet and Acquired Onstream incorporate our management’s estimates of future sales and operating income, which estimates in the cases of Infinite Conferencing and Acquired Onstream are dependent on products (audio and web conferencing and the DMSP, respectively) from which significant sales increases may be required to support that valuation. We are required to perform reviews for impairment in future periods, at least annually, that may result in future periodic write-downs.  Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30, 2009			September 30, 2008
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,442,539	$(9,079,681)	$1,362,858	$10,096,433	$(8,022,265)	$2,074,168	1-5
DMSP	5,719,979	(4,791,517)	928,462	5,256,575	(3,918,607)	1,337,968	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Other capitalized internal use software	1,215,401	(448,218)	767,183	771,485	(177,544)	593,941	3-5
Furniture, fixtures and leasehold improvements	475,857	(451,264)	24,593	475,857	(425,164)	50,693	2-7

Totals	$19,221,888	$(16,138,792)	$3,083,096	$17,968,462	$(13,911,692)	$4,056,770

Depreciation and amortization expense for property and equipment was approximately $2,227,000 and $2,816,000 for the years ended September 30, 2009 and 2008, respectively.

The DMSP is comprised of four separate “products”, which are transcoding, storage, search/retrieval and distribution. A limited version of the DMSP, with three of the four products, was first placed in service with third-party customers in November 2005.  This initial version of the DMSP offered for sale to the general public since October 2006 is known as the “Store and Stream” version. In connection with the development of a second version of the DMSP with additional functionality known as “Streaming Publisher”, we have capitalized as part of the DMSP’s carrying cost approximately $608,000 of employee compensation, payments to contract programmers and related costs as of September 30, 2009, including $422,000 capitalized during the year then ended and the remainder capitalized in the previous year.

On March 27, 2007 we completed the acquisition of Auction Video – see note 2. The assets acquired included a video ingestion and flash transcoder, which was already integrated into the DMSP as of the date of the acquisition. Based on our determination of the fair value of that transcoder at the date of the acquisition, $600,000 was added to the DMSP’s carrying cost as reflected above, which additional cost is being depreciated over a three-year life commencing April 2007.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

On March 31, 2008 we agreed to pay $300,000 for a perpetual license for certain digital asset management software, which we currently utilize to provide our automatic meta-tagging services, in addition to and in accordance with a limited term license that we purchased in 2007 for $281,250 - see note 5 for additional terms of this perpetual license and possible limits on its future use. Although we continue to use this software to provide our automatic meta-tagging services, we recently expanded our use of this software in providing our core DMSP services. Therefore,  we recorded a portion of this 2008 purchase, as well as a portion of the remaining unamortized amount of the 2007 purchase, as an aggregate $243,750 increase in the DMSP’s carrying cost as reflected above, which additional cost is being depreciated over a five-year life commencing April 2008.

Other capitalized internal use software as of September 30, 2009 includes (i) approximately $501,000 of employee compensation and other costs related to the development of iEncode webcasting software, including $288,000 capitalized during the year then ended and the remainder capitalized in the previous year and (ii) approximately $156,000 of employee compensation, payments to contract programmers and other costs related to the development of the MarketPlace365 (MP365) platform, all capitalized during the year then ended. iEncode is a self-administered, webcasting appliance that can be used anywhere to produce a live video webcast. The MP365 platform will enable the creation of on-line virtual marketplaces, trade shows and social communities utilizing almost all of our other technologies including DMSP, webcasting, UGC and conferencing.

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures

During the period from June 3, 2008 through July 8, 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. We issued notes to those Investors (the “Equipment Notes”), which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Investors received 10,000 restricted ONSM common shares for each $100,000 lent to us, and also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2008, we elected to issue 158,000 unregistered shares of our common stock to the Investors in lieu of $48,740 cash interest on these Equipment Notes for the period from June 2008 through October 2008, which was recorded as interest expense of $69,520 on our books, based on the fair value of those shares on the issuance date. On May 21, 2009, we elected to issue 294,589 unregistered shares of our common stock to the Investors in lieu of $60,000 cash interest on these Equipment Notes for the period from November 2008 through April 2009, which was recorded as interest expense of $67,756 on our books, based on the fair value of those shares on the issuance date. On November 11, 2009, we elected to issue 209,500 unregistered shares of our common stock to the Investors in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2009 through October 2009, which was recorded as interest expense of $77,515 on our books, based on the fair value of those shares on the issuance date. The next interest due date is April 30, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Convertible Debentures (continued)

We may prepay the Equipment Notes, which mature June 3, 2011, at any time upon ten (10) days' prior written notice to the Investors during which time any or all of the Investors may choose to convert the Equipment Notes held by them.  In the event of such repayment, all interest accrued and due for the remaining unexpired loan period is due and payable and may be paid in cash or restricted ONSM common shares in accordance with the above formula.

The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. Investors holding in excess of 50% of the outstanding principal amount of the Equipment Notes may declare a default and may take steps to amend or otherwise modify the terms of the Equipment Notes and related security agreement.

The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the Investors’ option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Equipment Notes are converted prior to maturity, interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest payments as described above.

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 101,250 restricted ONSM common shares and $31,500 paid in cash. These 101,250 shares, plus the 100,000 shares issued to the investors (as discussed above) had a fair market value of approximately $186,513. The value of these 201,250 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and are being amortized as interest expense over the three year term of the Equipment Notes. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment is made in common shares instead of cash. The unamortized portion of this discount was $130,607 and $204,069 at September 30, 2009 and 2008, respectively.

Although the minimum conversion price was established in the Equipment Notes at $0.80 per ONSM share, the quoted market price was approximately $0.93 per ONSM share at the time the material portion of the proceeds ($950,000 out of $1 million total) were received by us (including releases of funds previously placed in escrow) and the related Equipment Notes were issued (June 3-5, 2008). However, the quoted market price per ONSM share was $0.81 on April 30, 2008, $0.84 on May 20, 2008 and back to $0.80 by June 27, 2008, less than one month after the issuance of the related Equipment Notes. Therefore, we have determined that the $0.80 per share conversion price in the Equipment Notes was materially equivalent to fair value at the date of issuance, which was the intent of all parties when the deal was originally discussed between them in late April and early May 2008. Accordingly, we determined that there was not a beneficial conversion feature included in the Equipment Notes and did not record additional discount in that respect.

A portion of the Rockridge Note ($375,000 face value, which is $240,190 net, after deducting the applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under Convertible Debentures, net of discount, on our September 30, 2009 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable

Notes payable consist of the following as of September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Note payable to a financial institution, collateralized by accounts receivable and certain other related assets, interest payable monthly at 13.5% per annum. Revolving line of credit expiring December 2011.	$1,382,015	$1,200,000
Note payable to an entity controlled by a major shareholder, collateralized by first priority lien on all our assets, subordinated only to extent of higher priority liens on certain receivables and equipment, principal and interest (at 12% per annum) payable in equal monthly installments through August 2013. Balance shown excludes $375,000 balloon payment, which is due on maturity but also convertible into ONSM common shares at holder’s option.	989,187	-
Notes payable to former Infinite shareholders	-	458,399
Capitalized software and equipment leases	142,924	248,809
Total notes payable	2,514,126	1,907,208
Less: discount on notes payable	(393,174)	(23,793)
Notes payable, net of discount	2,120,952	1,883,415
Less: current portion, net of discount	(1,615,891)	(1,774,264)
Long term notes payable, net of current portion	$505,061	$109,151

Line of Credit Arrangement

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and certain other related assets. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and in December 2009 this amount was again increased to $2.0 million. The outstanding balance bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009 (was prime plus 8% per annum through December 2, 2008 and prime plus 11% from that date through December 28, 2009), payable monthly in arrears. Effective December 28, 2009, we also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year and a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2010. These origination and commitment fees (plus other fees paid to Lender) are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. The unamortized portion of this discount was $37,082 and $19,954 as of September 30, 2009 and 2008, respectively.

Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

Line of Credit Arrangement (continued)

The outstanding principal balance due under the Line may be repaid by us at any time, but no later than December 28, 2011, which may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. We will incur a charge equal to two percent (2%) of the borrowing limit if we terminate the Line before June 28, 2011 and a charge equal to one percent (1%) of the borrowing limit if we terminate the Line after that date but before December 28, 2011. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance, starting with the quarter ending September 30, 2010, with a quarterly debt service coverage covenant. We were also subject to compliance with the debt service coverage covenant up to and including the June 30, 2009 quarter as well as compliance with a minimum tangible net worth covenant through June 30, 2009. We received waivers from the Lender with respect to lack of compliance with the tangible net worth covenant from March 31, 2008 through June 30, 2009, as well as with respect to lack of compliance with the debt service to cash flow covenant from the quarter ended June 30, 2008 through the quarter ended June 30, 2009. Although the balance outstanding under the Line was in excess of the allowable borrowing amount from time to time during 2009 based on the formulas discussed above, subsequent principal payments reduced the outstanding balance so that it no longer exceeded the allowable borrowing amount. Prior to December 7, 2009, the terms of the Line did not specify the allowable time period to repay borrowings in excess of the allowable borrowing amount, but the Lender has waived any breach related to these past overages.

The Lender must approve any additional debt incurred by us, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the Lender has approved the Infinite Notes issued by us in March 2008 with an initial amount of $858,399 as discussed below, the $1.0 million aggregate debt for Equipment Notes we issued in June and July 2008, as discussed above, our December 2008 issuance of the Series A-12 Redeemable Convertible Preferred Stock with a stated value of $800,000, as discussed in note 6, our April 2009 issuance of the Rockridge Note, as well as its September 2009 amendment, for a face value of up to $2.0 million, as discussed below and our December 2009 issuance of the CCJ Note for a face value of $200,000, as discussed in note 9.

Rockridge Note

In April 2009 we received $750,000 from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) that we entered into with Rockridge dated April 14, 2009. In June 2009, we received an additional $250,000 from Rockridge in accordance with the Rockridge Agreement, for total borrowings thereunder of $1.0 million. On September 14, 2009, we entered into Amendment Number 1 to the Agreement (the “Amendment”), as well as an Allonge to the Note (the “Allonge”), which allowed us to borrow up to an additional $1.0 million from Rockridge, resulting in cumulative allowable borrowings of up to $2.0 million. We borrowed $500,000 of the additional $1.0 million on September 18, 2009 and the remaining $500,000 on October 20, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

Rockridge Note (continued)

In connection with this transaction, we issued a Note (the “Rockridge Note”), which is collateralized by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note, after giving effect to all borrowings under the Amendment and the Allonge, is repayable in equal monthly installments of $45,202 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable on the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. The Rockridge Agreement, as amended, also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 2,200,000 restricted ONSM common shares (the “Shares”).

The Rockridge Agreement provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $0.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). The closing ONSM share price was $0.28 per share on December 24, 2009.

Legal fees totaling $46,929 were paid or accrued by us as of September 30, 2009 in connection with the Rockridge Agreement. 1,950,000 of the 2,200,000 Shares discussed above were earned by Rockridge as of September 30, 2009 and had a fair market value of approximately $531,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares plus the legal fees paid or accrued were reflected as a $577,929 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares) and are being amortized as interest expense over the term of the Rockridge Note. The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, at which time it was reduced to approximately 28.0% per annum. These rates exclude the potential effect of a premium to market prices if the balloon payment is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement or the Amendment, as applicable. The unamortized portion of this discount was $490,902 as of September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

Rockridge Note (continued)

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date up to $500,000, (representing the current balloon payment of the outstanding principal of the Rockridge Note and which balloon payment was $375,000 as of September 30, 2009) may be converted into a number of restricted shares of ONSM common stock. Upon notice from Rockridge at any time after September 4, 2010 and prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of ONSM common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of ONSM common stock.

The above conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on the NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $0.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick DeLuca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us unless such waiver would result in a violation of the NASDAQ shareholder approval rules. Since the market value of an ONSM common share was $0.23 as of the date of the Rockridge Agreement and $0.39 as of the date of the Amendment, we determined that the above provisions did not constitute a beneficial conversion feature for purposes of calculating the related discount recorded by us.

Furthermore, in the event of any conversions of principal to ONSM shares by Rockridge (i) the $500,000 balloon payment will be reduced by the amount of any such conversions and (ii) the interest portion of the monthly payments under the Rockridge Note for the remaining months after any such conversion will be adjusted to reflect the outstanding principal being immediately reduced for amount of the conversion. We may prepay the Rockridge Note at any time. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after Rockridge’s written notice to us.

Infinite Notes

At the time of the April 27, 2007 Infinite Merger (see note 2), we entered into a lock-up agreement with the former Infinite shareholders (the "Infinite Shareholders") that provided that in the event the accumulated gross proceeds of the sale of certain shares issued to them in connection with that merger were less than a contractually defined amount, we would pay the difference.  On December 27, 2007, the Infinite Shareholders notified us that those shares had been sold by them for proceeds which under the lock-up agreement would require us to pay an additional $958,399.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Notes Payable (continued)

Infinite Notes (continued)

On February 14, 2008, we paid $100,000 against the above obligation. On March 12, 2008, we executed promissory notes (the “Infinite Notes”) payable to the Infinite Shareholders for the remaining aggregate balance due of $858,399 plus interest accruing at 12% per annum on the outstanding balance from February 15, 2008 until the July 10, 2009 maturity. Note payments were made of (i) $100,000 (one hundred thousand dollars) on March 15, 2008, (ii) $50,000 (fifty thousand dollars) per month from April 2008 through June 2009 and (iii) $8,399 during July 2009.

Capitalized Software and Equipment Leases

During July 2007, we entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $109,151 and $222,688 as of September 30, 2009 and 2008, respectively. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974.

During January 2009, we entered into a capital lease for telephone equipment, which had an outstanding principal balance of $33,773 as of September 30, 2009. The balance is payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

As part of the Onstream Merger, we assumed a capital lease for software, which had no outstanding balance included in notes payable as of September 30, 2009 and a $26,121 notes payable balance as of September 30, 2008. However, accounts payable includes $109,674 and $79,692 of past due payments related to this lease at September 30, 2009 and 2008, respectively. See note 2.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Narrowstep acquisition termination and litigation – On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”), which Merger Agreement was amended twice (on August 13, 2008 and on September 15, 2008). The terms of the Merger Agreement, as amended, allowed that if the acquisition did not close on or prior to November 30, 2008, the Merger Agreement could be terminated by either us or Narrowstep at any time after that date provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep.

As a result of this termination, we recorded the write-off of certain acquisition-related costs in our operating results for the year ended September 30, 2009 (see note 1 – Effects of Recent Accounting Pronouncements). In addition, we may incur additional future costs and expenses not included in this write-off, as follows: (i) satisfaction of a claim by Narrowstep for certain equipment alleged to be in our custody and (ii) satisfaction of certain other damages asserted by Narrowstep. These items are discussed below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (continued)

Narrowstep acquisition termination and litigation (continued) - In November 2008 Narrowstep invoiced us approximately $372,000 for their equipment alleged to be in our custody as of that date and in June 2009 a letter issued by their counsel demanded that we pay $400,000 related to this matter. Although we acknowledged possession of at least some of this equipment, we have not agreed to a payment for that equipment and believe that if a payment were made it would be substantially less than the Narrowstep demand. Accordingly, this matter is not reflected as a liability on our financial statements, nor have we included any related assets on our financial statements. However, we received approximately $32,000 in merchandise credit for certain of this equipment, which was recorded as a reduction of our acquisition cost write-off for the year ended September 30, 2009 and is considered to be a valid offset to amounts included in that write-off but that we believe should have been paid by Narrowstep. In addition to these costs, we believe that we could seek reimbursement from Narrowstep of certain general and administrative costs reflected in our operating expenses for the years ended September 30, 2009 and 2008 (i.e., not segregated as part of the specific write-off of acquisition costs), since they were incurred in direct support of Narrowstep operations.

On April 16, 2009 Narrowstep issued a press release announcing that it was seeking $14 million and other damages (including the above matter) from us, as a result of our alleged actions in connection with the termination of the agreement to acquire Narrowstep. This demand was made in the form of a letter issued at about the same time by Narrowstep’s counsel. After reviewing the demand letter issued by Narrowstep’s counsel, we determined that Narrowstep had no basis in fact or in law for any claim and accordingly, this matter was not reflected as a liability on our financial statements.

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and is seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we have again determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and we intend to file the required response on or before the required deadline and to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations.

Other legal proceedings – On May 26, 2009, we were served with a summons and complaint filed in Broward County, Florida, containing a breach of contract claim against us by a firm seeking compensation for legal services allegedly rendered to us, plus court costs, in the amount of approximately $383,000. We have accrued approximately $115,000 related to this matter on our financial statements as of September 30, 2009, which was included in the write-off of certain acquisition-related costs included in our operating results for the year then ended (see note 1 – Effects of Recent Accounting Pronouncements). Certain discovery activities by the parties are in process, mediation has been set for January 26, 2010 and trial has been set for March 8, 2010. We believe that the ultimate resolution of the matter will not have a material adverse effect on our financial position or results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Other legal proceedings (continued) – We are involved in other litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

NASDAQ letter regarding minimum share price listing requirement – We received a letter from NASDAQ dated January 4, 2008 indicating that we had 180 calendar days, or until July 2, 2008, to regain compliance with what is now Listing Rule 5550(a)(2) – formerly Marketplace Rule 4310(c)(4) (the “Rule”), which is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. The NASDAQ letter indicated that our non-compliance with the Rule was as a result of the bid price of ONSM common stock closing below $1.00 per share for the preceding thirty consecutive business days.  On July 3, 2008, we received a letter from NASDAQ stating that we were not considered compliant with the Rule as of that date, but because we met all other initial NASDAQ listing criteria, we were granted an additional 180 calendar days, or until December 30, 2008, to regain compliance with the Rule. On October 22, 2008, we received a letter from NASDAQ stating that NASDAQ had suspended enforcement of the bid price listing requirement through January 19, 2009, which suspension NASDAQ extended several more times. Since we were in a bid price compliance period at the time of the initial suspension, we remained at the same stage of the process we were in when the NASDAQ first announced the suspension until that suspension was terminated on July 31, 2009. Accordingly, we were subsequently notified by NASDAQ that as a result of the termination of the suspension, we had until October 16, 2009 to regain compliance with the Rule. On October 19, 2009, we received a letter from NASDAQ stating that since we had not regained compliance with the Rule as of October 16, 2009, our common stock was subject to delisting. However, such delisting would not occur if we requested a hearing with the NASDAQ Listing Qualifications Panel (“the “Panel”) and pending the Panel’s decision subsequent to that hearing.

We requested such a hearing with the Panel, which we attended on December 3, 2009, and at which time we presented our plan for regaining compliance with the Rule and requested that our securities be allowed to remain listed pending the completion of that plan. Based on the Panel’s consideration of that plan, as well as any other relevant factors, the Panel has the ability to grant us a period of up to 180 days (counting from the date of the October 19, 2009 letter) to regain compliance with the Rule. As of December 29, 2009, the Panel had not informed us of their decision and there can be no assurance that the Panel will grant our request for continued listing.

We might be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.  The closing ONSM share price was $0.28 per share on December 24, 2009. Although we have not decided on such action, we have been advised that as a Florida corporation we may implement a reverse split of our common shares without shareholder approval, provided a proportionate reduction is made in the number of our authorized common shares and we provide appropriate advance notice to NASDAQ and other applicable authorities.

The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants), which we issued from December 2004 through April 2006, as well as the common shares we issued in connection with the April 2007 Infinite Merger, contain penalty clauses if our common stock is not traded on NASDAQ or a similar national exchange – see further discussion below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements – We included the 8% Subordinated Convertible Debentures and the related $1.50 warrants on a registration statement which was declared effective by the SEC on July 26, 2006. We are only required to expend commercially reasonable efforts to keep the registration statement continuously effective. However, in the event the registration statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require us to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if our common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). Due to the fact that that there is no established mechanism for reporting to us changes in the ownership of these shares after  they are originally issued, we are unable to quantify how many of these shares are still held by the original recipient and thus subject to the above provisions. Regardless of the above, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007.

The $1.50 warrants provide that, starting one year after issuance, in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby we would issue shares equal in value to the excess of the market price at the time of the exercise over the warrant exercise price. 403,650 of these warrants were still outstanding as of September 30, 2009, and will expire in March and April of 2011 – see note 8.

We included the common shares underlying the 8% Senior Convertible Debentures, including the Additional 8% Convertible Debentures (AIR), and the related $1.65 warrants, on a registration statement declared effective by the SEC on June 29, 2005. These debentures provide cash penalties of 1% of the original purchase price for each month that (a) our common shares are not listed on the NASDAQ Capital Market for a period of 3 trading days (which need not be consecutive) or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under Rule 144(k). Regardless of the above, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase - all of these debentures were converted to common shares on or before March 31, 2007.

The $1.65 warrants provide that if the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under the related transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby we would issue shares equal in value to the excess of the market price at the time of the exercise over the warrant exercise price. Although 1,128,530 of these warrants were still outstanding as of September 30, 2009, 737,114 of that total expired on December 23, 2009 and the remainder will expire on February 15, 2010 – see note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements (continued) – During March and April 2007, we sold an aggregate of 4,888,889 restricted common shares at $2.25 per share for total gross proceeds of approximately $11.0 million. This private equity financing was arranged by us to partially fund the Infinite Merger – see note 2. These shares were included in a registration statement declared effective by the SEC on June 15, 2007.  We are required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction (including our delivery of a new certificate or other evidence of ownership for such securities not bearing a restrictive legend) or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision (in the opinion of our counsel). In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then we are liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Regardless of the above, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

We have concluded that the arrangements discussed in the preceding five paragraphs are registration payment arrangements, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Entity subtopic) of the ASC. Based on our satisfactory recent history of maintaining the effectiveness of our registration statements and our NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of September 30, 2009, we have concluded that material payments under these registration payment arrangements are not probable and that no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC. However, the $0.28 quoted market price price of our common shares was below the $1.00 NASDAQ requirement as of December 24, 2009, which condition could eventually affect our NASDAQ listing status, as discussed above.

Registration rights - We granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and as of December 24, 2009 we have not received any demand for the registration of the balance. As the note does not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. Furthermore, since the unregistered shares were originally issued in March 2007, they may be saleable, in whole or in part, under Rule 144. In any event, we have determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights (continued) – We granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and as of December 24, 2009 we have not received any demand for the registration of the balance.  As the note does not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. Furthermore, since the unregistered shares were originally issued in November and December 2006, they may be saleable, in whole or in part, under Rule 144. In any event, we have determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC.

We granted piggyback registration rights in connection with 100,000 shares and 220,000 options issued to consultants prior to June 15, 2007, which shares and options were not included on the registration statement declared effective by the SEC on that date. As these options and shares do not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. In any event, we have determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC.

We granted piggyback registration rights in connection with 285,000 shares and 350,000 options issued to consultants subsequent to June 15, 2007. We have not filed a registration statement with the SEC since that date. As the 285,000 shares do not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. Although 150,000 of the 350,000 options include cashless exercise rights until they are registered, and therefore do constitute registration payment arrangements, since the exercise price of $1.73 per share is significantly in excess of the market price of $0.41 per share as of September 30, 2009, we have concluded that no accrual related to these rights is necessary as of that date under the requirements of the Contingencies topic of the ASC. Although 200,000 of the 350,000 options include cashless exercise rights starting one year after issuance until they are registered, and therefore do constitute registration payment arrangements, since the exercise prices of $0.50, $0.75 and $1.00 per share are significantly in excess of the market price of $0.41 per share as of September 30, 2009, we have concluded that no accrual related to these rights is necessary as of that date under the requirements of the Contingencies topic of the ASC.

Employment contracts and severance – On September 27, 2007, our Compensation Committee and Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO and Treasurer), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. On May 15, 2008 and August 11, 2009 our Compensation Committee and Board approved certain corrections and modifications to those agreements, which are reflected in the discussion of the terms of those agreements below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – The agreements provide initial annual base salaries of $253,000 for Mr. Selman, $230,000 for Mr. Saperstein, $207,230 for Mr. Tomlinson and $197,230 for Messrs. Friedland and Glassman, and allow for 10% annual increases through December 27, 2008 and 5% per year thereafter. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month, and an annual $5,000 allowance for the reimbursement of dues or charitable donations.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These employment agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

As part of the above employment agreements, and in accordance with the terms of the “2007 Equity Incentive Plan” approved by our shareholders in their September 18, 2007 annual meeting, our Compensation Committee and Board of Directors granted Plan Options to each of the Executives to purchase an aggregate of 400,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. The options vest in installments of 100,000 per year, starting on September 27, 2008, and they automatically vest upon the happening of the following events on a date more than six (6) months after the date of the agreement: (i) change of control (ii) constructive termination, and (iii) termination other than for cause, each as defined in the employment agreements. Unvested options automatically terminate upon (i) termination for cause or (ii) voluntary termination.  In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the vested options.

As part of the above employment agreements, the Executives were eligible for a performance bonus, based on meeting revenue and cash flow objectives. In connection with this bonus program, our Compensation Committee and Board of Directors granted Plan Options to each of the Executives to purchase an aggregate of 220,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. Up to one-half of these shares were eligible for vesting on a quarterly basis and the rest annually, with the total grant allocable over a two-year period ending September 30, 2009. Vesting of the quarterly portion was subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per our statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. Vesting of the annual portion was subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 30% for the fiscal year over the prior year. In the event of quarter to quarter decreases in revenues and or cash flow, the options did not vest for that quarter but the unvested quarterly options were added to the available options for the year, vested subject to achievement of the applicable annual goal. In the event options did not vest based on the quarterly or annual goals, they immediately expired. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the vested options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – We have determined that the above performance objectives were met for the quarter ended December 31, 2007 but that they were not met for the remaining three quarters of fiscal 2008 nor were they met for the fiscal year ended September 30, 2008. We have also determined that the performance objectives were met for the quarter ended June 30, 2009 but that they were not met for the remaining three quarters of fiscal 2009 nor were they met for the fiscal year ended September 30, 2009. Therefore, 13,750 options out of a potential 110,000 performance options vested for each executive during each fiscal year 2008 and 2009 and as a result we recognized total aggregate compensation expense of approximately $80,000 for each fiscal year, related to the vested portion of these options.

On August 11, 2009, our Compensation Committee agreed to extend the above bonus program for two years under substantially the same terms, except that the annual revenue growth rate will be 20%, we will negotiate with the Executives in good faith as to how revenue increases from specific acquisitions are measured, and one-half of the applicable quarterly or annual bonus options will be earned/vested if the cash flow target is met but the revenue target is not met. Implementation of this program is subject only to the approval by our shareholders of a sufficient increase in the number of authorized 2007 Plan options, at which time the performance bonus options will be granted and priced – it is anticipated that the request for shareholder authorization will be submitted at time of the next annual Shareholder Meeting, expected to be held in February or March 2010. We have also agreed that this bonus program will continue after this additional two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place.

Under the terms of the above employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three times the Executive’s base salary plus full benefits for a period of the lesser of (i) three years from the date of termination or (ii) the date of termination until a date one year after the end of the initial employment contract term. We may defer the payment of all or part of this obligation for up to six months, to the extent required by Internal Revenue Code Section 409A. In addition, if the five day average closing price of the common stock is greater than or equal to $1.00 per share on the date of any termination or change in control, all options previously granted the Executive(s) will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all related taxes for the Executive(s).  If the five-day average closing price of the common stock is less than $1.00 per share on the date of any termination or change in control, the options will remain exercisable under the original terms.

Under the terms of the above employment agreements, we may terminate an Executive’s employment upon his death or disability or with or without cause. To the extent that an Executive is terminated for cause, no severance benefits are due him. If an employment agreement is terminated as a result of the Executive’s death, his estate will receive one year base salary plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his death. If an employment agreement is terminated as a result of the Executive’s disability, as defined in the agreement, he is entitled to compensation in accordance with our disability compensation for senior executives to include compensation for at least 180 days, plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his disability.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – As part of the above employment agreements, our Compensation Committee and Board of Directors agreed that in the event we are sold for a Company Sale Price that represents at least $1.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives will receive, as a group, cash compensation of twelve percent (12.0%) of the Company Sale Price, payable in immediately available funds at the time of closing such transaction. The Company Sale Price is defined as the number of Equivalent Common Shares outstanding at the time we are sold multiplied by the price per share paid in such Company Sale transaction. The Equivalent Common Shares are defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares or other convertible securities and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of the above employment agreements but the market price per share used for this purpose to be no less than $1.00. The 12.0% is allocated in the employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and two percent (2.0%) to Mr. Tomlinson.

Our general policy is to not include severance or minimum employment periods in employment contracts, with the exception of the above employment contracts with the Executives. However, as of September 30, 2009, we have entered into arrangements with three (3) employees that would require minimum payments of approximately $320,000 for wages, taxes and benefits over the approximately fourteen month period after that date.

Other compensation – In addition to the 12% allocation of the Company Sale Price to the Executives, as discussed above, on August 11, 2009 our Compensation Committee determined that an additional three percent (3.0%) of the Company Sale Price would be allocated, on the same terms, with two percent (2.0%) allocated to the four outside Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee, one-half percent (0.5%) allocated to one additional executive-level employee and the remaining one-half percent (0.5%) to be allocated by the Board and our management at a later date, which will be primarily to compensate other executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives.

Consultant contracts – We have entered into a consulting contract, effective June 1, 2009, with an individual for executive management services to be performed for our Infinite division. This contract calls for base compensation of $175,000 per year, plus $25,000 commission per year provided certain current revenue levels are maintained. In addition we have agreed to pay a travel allowance of $3,000 to $5,000 per month for up to the first thirteen months of the contract, plus a one-time $15,000 moving expenses reimbursement. Termination of the contract without cause before the end of the two-year contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice. The contract is renewable by mutual agreement of the parties with six months notice to the other. As part of the contract, a new four-year term (from vesting) option grant was made for the purchase of 400,000 common ONSM shares, vesting over four years at 100,000 per year, exercisable at the fair market value at the date of grant, but no less than $0.50 per share. See notes 6 and 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Consultant contracts (continued) – We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after September 30, 2009 of approximately 110,000 unregistered shares and 800,000 options to purchase common shares at exercise prices from $0.50 to $1.00 per share. The options would include piggyback registration rights as well as cashless exercise rights starting one year after issuance until the options are registered. The services related to these shares and options will be provided over a 12 month period, and will result in a professional fees expense of approximately $145,000 over that service period, based on the current $0.28 market value of an ONSM common share as of December 24, 2009 – see notes 6 and 8.

Bandwidth and co-location facilities purchase commitments - Effective July 1, 2008, we entered into a two-year long distance bandwidth rate agreement with a national CDN (content delivery network) company, which includes a minimum purchase commitment of approximately $200,000 per year. We are in compliance with this agreement, based on comparing our purchases through September 30, 2009 to the corresponding pro-rata share of that commitment. We have also entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $570,000, such agreements expiring at various times through December 2011.

Long distance purchase commitment - Effective January 15, 2006, our EDNet division entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a telephone services purchase commitment of approximately $120,000 per year. On September 13, 2007, this agreement was extended to add another two years, for a total term of four years. We are in compliance with this agreement, based on comparing our purchases through September 30, 2009 to the corresponding pro-rata share of that commitment.

Lease commitments – We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $57,500. The leases have expiration dates ranging from 2010 to 2012 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. Future minimum lease payments required under these non-cancelable leases as of September 30, 2009, excluding the capital lease obligations discussed in note 4, total approximately $968,000.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expires September 15, 2010. The monthly base rental is currently approximately $22,500 (including our share of property taxes and common area expenses) with annual five percent (5%) increases. The lease provides for one two-year renewal option with 5% annual increases.

The five-year operating lease for our office space in San Francisco expires April 30, 2014.  The monthly base rental (including month-to-month parking) is approximately $16,800 with annual increases up to 4.4%. The lease provides one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after April 30, 2010, at our option, with six (6) months notice and a payment of no more than approximately $44,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued) – The three-year operating lease for our Infinite Conferencing location in New Jersey expires October 31, 2012. The monthly base rental is approximately $10,800 with five percent (5%) annual increases. The lease provides one two-year renewal option, with no rent increase.

Our operating lease for office space in New York City expires January 31, 2010.   The monthly base rental is approximately $6,600.  During the second quarter of fiscal 2010, we expect to replace this month-to-month lease with a multi-year lease commitment at another location for no more than the monthly rental amount being incurred at the current location.

The future minimum lease payments required under the non-cancelable leases, plus the capital leases included in Notes Payable and more fully discussed in note 4, are as follows:

	Operating	Capital	All
Year Ending September 30:	Leases	Leases	Leases
2010	$616,093	$121,825	$737,918
2011	197,715	9,938	207,653
2012	142,615	9,938	152,553
2013	11,932	9,938	21,870
2014	-	3,313	3,313
Total minimum lease payments	$968,355	$154,952	$1,123,307
Less: amount representing interest		(12,028)
Present value of net minimum lease payments		$142,924
Less: current portion		(115,635)
Long-term portion		$27,289

Total rental expense (including executory costs) for all operating leases was approximately $849,000 and $776,000 for the years ended September 30, 2009 and 2008, respectively.

Software purchase and royalty commitment – On March 31, 2008 we agreed to pay $300,000 (plus a $37,500 annual support fee) for a perpetual license for software we utilize to provide automatic meta-tagging and other DMSP services. An initial $56,250 payment was paid in July 2008 with the $281,250 balance included in payables at September 30, 2009 and 2008. In connection with this license, we agreed to pay a 1% royalty on revenues from the use, licensing or offering of the functionality of this software to our customers, if such revenue exceeds certain levels, subject to a minimum amount per transaction and to the extent the calculated royalty exceeds the license payment. We are not yet liable for payments under this agreement.

On August 5, 2009, the vendor of the above software stated that the license would be terminated if $305,718.75 (balance plus interest) was not paid by September 4, 2009 and that our obligation to pay would not be affected by such termination. We believe that this termination would not have a material effect on our ongoing operations, since the licenses are the basis for new products being developed for which there are not yet significant revenues, are being used to provide excess capacity over our current operational needs or are being used to provide non-core services with an insignificant net contribution to our operating results. Furthermore, we believe that we have meritorious defenses supporting our lack of payment to date, including product performance and integration issues.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

SAIC contract - As part of the Onstream Merger, we became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, after further design and re-engineering by the Company, became the DMSP. The contract terminated by mutual agreement of the parties on June 30, 2008. Although cancellation of the contract among other things releases SAIC to offer what is identified as the “Onstream Media Solution” directly or indirectly to third parties, our management does not expect this right to result in a material adverse impact on future DMSP sales.

Auction Video Japan office - On December 5, 2008 we entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of our outstanding assets and liabilities connected with that operation, in exchange for non-exclusive rights to sell our products in Japan and be compensated on a commission-only basis. As a result, we recognized other income of approximately $45,000 for the year ended September 30, 2009, which is the difference between the assumed liabilities of approximately $84,000 and the assumed assets of approximately $39,000. It is the opinion of our management that any further developments with respect to this shut down or the above agreement will not have a material adverse effect on our financial position or results of operations. See note 2.

NOTE 6:  CAPITAL STOCK

Common Stock

During the year ended September 30, 2008, we issued 453,670 unregistered shares valued at approximately $541,000 (including the 240,000 shares issued in connection with the October 2007 amendment and one-year extension of a three-year consulting contract first entered into in November 2006, but excluding the 90,000 shares recorded in fiscal 2008 but reversed upon cancellation of the contract in fiscal 2009, both as discussed below) and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 36 months. Except for 25,000 shares issued to Mr. Charles Johnston, director, as compensation for services to be rendered by him for fiscal year 2008 in connection with his appointment as Audit Committee chairman, none of the other shares were issued to our directors or officers.

In November 2006, we entered into a three-year consulting contract with the principal and beneficial owner of an entity which loaned us funds under a convertible note in October 2006. The contract, for the provision of international business development and financial advice, is cancellable upon thirty days notice and originally called for the issuance of 60,000 restricted common shares in advance every six months. The first two tranches under this contract (60,000 shares each) were issued in January and May 2007, valued based on fair market value as of the date of issuance and expensed as professional fees expense. This contract was amended in July 2007 for some additional short-term services, resulting in issuance of an additional 15,000 shares plus $22,425 for cash reimbursement of related travel expenses. This contract was amended again in October 2007, which resulted in the issuance of the remaining 240,000 restricted common shares, in exchange for the extension of the remaining term of the contract from two years to three years. These shares were valued based on fair market value as of the date of issuance and are being expensed ratably over the remaining contract term as professional fees expense.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

Effective January 1, 2008, we entered into an agreement with a major shareholder (in excess of 5% beneficial ONSM ownership) requiring the issuance of approximately 240,000 unregistered shares for financial consulting and advisory services, of which we recorded the issuance of 90,000 shares, and the related professional fee expense of approximately $70,000, for the year ended September 30, 2008.  As a result of an agreement signed in January 2009 between us and that shareholder canceling all previous and future compensation under that contract, we reflected the reversal of approximately $70,000 previously recorded professional fee expense, as well as a corresponding reduction of additional paid-in capital, for the year ended September 30, 2009.

During the year ended September 30, 2008, we issued options to purchase our common shares, in exchange for financial consulting and advisory services, such options valued at approximately $210,000. Except for options to purchase 41,667 shares valued at approximately $23,000 and issued to Mr. Leon Nowalsky, director, as compensation for services to be rendered by him in connection with his appointment to the Board, none of the other options were issued to our directors or officers.

During the year ended September 30, 2008, we issued 201,250 shares in connection with the Equipment Notes – 101,250 shares issued as fees to placement agents and finders and 100,000 shares issued to the Investors. See note 4.

During the year ended September 30, 2009, we issued 922,871 unregistered shares valued at approximately $294,000 and recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. These amounts exclude the reduction for the cancellation of 90,000 previously recorded consulting shares as discussed above. None of the shares were issued to our directors or officers, although 120,000 of the shares were issued to a major shareholder (in excess of 5% beneficial ONSM ownership) for investor relation and other consulting services.

During the year ended September 30, 2009, we issued options to purchase our common shares, in exchange for financial consulting and advisory services, such options valued at approximately $82,000. Except for options to purchase 8,333 shares valued at approximately $5,000 and issued to Mr. Leon Nowalsky, director, as compensation for services to be rendered by him in connection with his appointment to the Board, none of the other options were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $383,000 and $1,079,000 for the years ended September 30, 2009 and 2008, respectively.

As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $165,000 in deferred equity compensation expense at September 30, 2009, to be amortized over the remaining periods of service of up to 13 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

We recognized compensation expense (and a corresponding increase in additional paid in capital) of approximately $1,127,000 and $882,000 for the years ended September 30, 2009 and 2008, respectively, in connection with options issued to our employees to purchase our common shares. See note 5 (employment contracts and severance) and note 8.

During the year ended September 30, 2009, we issued 452,589 shares valued at $137,275 in connection with interest on the Equipment Notes – see note 4.

During the year ended September 30, 2009, we issued 178,361 shares in connection with the conversion of Series A-10 preferred as well as 243,251 shares in payment of dividends on Series A-10 and Series A-12 preferred, both issuances discussed in more detail below.

Preferred Stock

As of September 30, 2008, the only preferred stock outstanding was Series A-10 Convertible Preferred Stock (“Series A-10”). As of September 30, 2009, the only preferred stock outstanding was Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”).

Series A-10 Convertible Preferred Stock

The Series A-10 had a coupon of 8% per annum, payable annually in cash (or semi-annually at our option in cash or in additional shares of Series A-10). Our Board of Directors declared a dividend payable on November 15, 2008 to Series A-10 shareholders of record as of November 10, 2008 of 2,994 Series A-10 preferred shares, in lieu of a $29,938 cash payment.

The Series A-10 had a stated value of $10.00 per preferred share and had a conversion rate of $1.00 per common share. The Series A-10 was not redeemable by us and 17,835 shares of Series A-10 that were still outstanding as of December 31, 2008 were automatically converted into 178,361 common shares.  The remaining 60,000 shares of Series A-10 that were still outstanding as of December 31, 2008 were exchanged for Series A-12 preferred as discussed below.

The estimated fair value of warrants given in connection with the initial sale of the Series A-10 (see note 8), plus the Series A-10’s beneficial conversion feature, was allocated to additional paid-in capital and discount. The discount was amortized as a dividend over the four-year term of the Series A-10, with the final $20,292 amortized during the year ended September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-12 Redeemable Convertible Preferred Stock

Effective December 31, 2008, our Board of Directors authorized the sale and issuance of up to 100,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”). On January 7, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-12 with the Florida Secretary of State. The Series A-12 has a coupon of 8% per annum, a stated value of $10.00 per preferred share and a conversion rate of $1.00 per common share. Series A-12 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Dividends are payable in advance, in the form of ONSM common shares. The holders of Series A-12 may require redemption by us under certain circumstances, as outlined below, but any shares of Series A-12 that are still outstanding as of December 31, 2009 will automatically convert into ONSM common shares. Series A-12 is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-12 shall not be entitled to vote on any matters as to which holders of ONSM common shares are entitled to vote. Holders of Series A-12 are not entitled to registration rights.

Effective December 31, 2008, we sold two (2) investors an aggregate of 80,000 shares of Series A-12, with the purchase price paid via (i) the surrender of an aggregate of 60,000 shares of Series A-10 held by those two investors and having a stated value of $10.00 per A-10 share in exchange for an aggregate of 60,000 shares of Series A-12 plus (ii) the payment of additional cash aggregating $200,000 for an aggregate of 20,000 shares of Series A-12 (“Additional Shares”). $100,000 of this cash was received on December 31, 2008 and the remaining $100,000 was received on January 2, 2009.

In accordance with the terms of the Series A-12, dividends are payable in advance in the form of ONSM common shares, using the average closing bid price of those shares for the five trading days immediately preceding the Series A-12 purchase closing date. Accordingly, we issued 235,294 common shares as payment of $64,000 dividends for the one year period ending December 31, 2009, which was recorded on our balance sheet as additional paid-in capital and discount, which is being amortized as a dividend over the one-year term of the Series A-12.

In accordance with the terms of the Series A-12, after six months the holders may require us, to the extent legally permitted, to redeem any or all Series A-12 shares purchased as Additional Shares at the additional purchase price of $10.00 per share.  Shares of Series A-12 acquired in exchange for shares of Series A-10 have no redemption rights. On April 14, 2009, we entered into a Redemption Agreement with one of the holders of the Series A-12, under which the holder redeemed 10,000 shares of Series A-12 in exchange for our payment of $100,000 on April 16, 2009. Furthermore, we have reflected $98,000 of the Series A-12 as a current liability on our September 30, 2009 balance sheet, which is the remaining $100,000 redeemable portion of the Series A-12, net of a pro-rata share of the total unamortized discount.

See note 9 - Subsequent Events with respect to our authorization and issuance of Series A-13 Convertible Preferred Stock (“Series A-13”) during December 2009, which included the conversion of certain Series A-12 shares to Series A-13.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 7:  SEGMENT INFORMATION

Our operations are currently comprised of two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City metropolitan area. The primary operating activities of the Webcasting and Travel divisions of the Digital Media Services Group, as well as our headquarters, are in Pompano Beach, Florida. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. All material sales, as well as the location of our property and equipment, are within the United States. Detailed below are the results of operations by segment for the years ended September 30, 2009 and 2008, and total assets by segment as of the years then ended.

	For the years ended September 30,
	2009	2008
Revenue:
Digital Media Services Group	$7,740,355	$7,851,243
Audio and Web Conferencing Services Group	9,186,598	9,735,980
Total consolidated revenue	$16,926,953	$17,587,223

Segment operating income (loss):
Digital Media Services Group	1,155,918	(82,455)
Audio and Web Conferencing Services Group	2,535,433	3,675,654
Total segment operating income	3,691,351	3,593,199

Depreciation and amortization	(3,195,291)	(4,215,669)
Corporate and unallocated shared expenses	(5,765,798)	(5,780,453)
Write off deferred acquisition costs	(504,738)	-
Impairment loss on goodwill and other intangible assets	(5,500,000)	-
Other expense, net	(556,309)	(158,535)
Net loss	$(11,830,785)	$(6,561,458)

	September 30,
	2009	2008
Assets:
Digital Media Services Group	$7,747,921	$13,215,981
Audio and Web Conferencing Services Group	16,796,925	18,986,117
Corporate and unallocated	939,127	1,642,450
Total assets	$25,483,973	$33,844,548

Depreciation and amortization, as well as impairment losses on goodwill and other intangible assets and write off of deferred acquisition costs, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2009, we had issued options and warrants still outstanding to purchase up to 14,544,509 ONSM common shares, including 9,038,750 Plan Options; 1,102,928 Non-Plan Options to employees and directors; 1,619,346 Non-Plan Options to financial consultants; and 2,783,485 warrants issued in connection with various financings and other transactions.

On February 9, 1997, our Board of Directors and a majority of our shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"), which, including the effect of subsequent amendments to the 1996 Plan, authorized up to 4,500,000 shares available for issuance as options and up to another 2,000,000 shares available for stock grants. On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the 1996 Plan, although we may no longer issue additional options or stock grants under the 1996 Plan, which expired on February 9, 2007.

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the years ended September 30, 2009 and 2008 is as follows:

	September 30, 2009		September 30, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	8,103,000	$1.31	7,471,332	$1.43
Granted during the period	2,781,250	$1.42	960,000	$1.00
Expired or forfeited during the period	(1,845,500)	$1.46	(328,332)	$3.37
Balance, end of the period	9,038,750	$1.32	8,103,000	$1.31

Exercisable at end of the period	6,852,083	$1.36	4,544,250	$1.11

We recorded total compensation expense of approximately $1,127,000 and $882,000 for the years ended September 30, 2009 and 2008, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of September 30, 2009 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $1,407,000 of potential future compensation expense, which excludes approximately $27,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The 9,038,750 outstanding Plan Options all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 2.4 years and are further described below.

Grant date	Description	Total number of options outstanding	Vested portion of options outstanding	Exercise price per share	Expiration date

Dec 2004	Senior management	150,000	150,000	$1.21	Aug 2014
July 2005	Directors and senior management	1,400,000	1,400,000	$1.12	July 2010
July 2005	Employees excluding senior management	884,000	884,000	$1.12	July 2010
July 2006	Carl Silva – new director	50,000	50,000	$0.88	July 2010
Sept 2006	Directors and senior management	650,000	650,000	$0.71	Sept 2011
Sept 2006	Employees excluding senior management	606,000	606,000	$0.71	Sept 2011
March 2007	Employees excluding senior management	25,000	25,000	$2.28	March 2011
April 2007	Infinite Merger – see note 2	150,000	150,000	$2.50	April 2012
Sept 2007	Senior management employment contracts – see note 5	2,137,500	1,137,500	$1.73	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	50,000	50,000	$1.00	Dec 2011
Dec 2007	Employees excluding senior management	10,000	3,333	$1.00	Dec 2011
April 2008	Employees excluding senior management	15,000	5,000	$1.00	April 2012
May 2008	Infinite management consultant – see note 5	100,000	100,000	$1.00	May 2013
Aug 2008	Employees excluding senior management	405,000	235,000	$1.00	Aug 2012
Dec 2008	Employees excluding senior management	300,000	None	$1.00	Dec 2012
May 2009	Infinite management consultant – see note 5	400,000	None	$0.50	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	400,000	100,000	$0.50	May 2013 – Jul 2015
Aug 2009	Directors and senior management	800,000	800,000	$2.50	Aug 2014
Aug 2009	Directors and senior management	500,695	500,695	$1.57	Aug 2014
Aug 2009	Director	5,555	5,555	$3.376	Aug 2014
	Total Plan Options as of September 30, 2009	9,038,750	6,852,083

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

On August 11, 2009, our Compensation Committee granted 1,306,250 fully vested five-year Plan Options to certain executives, directors and other management in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by those individuals and expiring at various dates through December 2009, with no change in the exercise prices, which are all in excess of the market value of an ONSM share as of August 11, 2009. The cancelled Non-Plan Options were the two items discussed below, as well as five-year fully vested Non-Plan Options we granted to certain executives during the year ended September 30, 2005, for the purchase of 800,000 shares of ONSM common stock at $2.50 per share. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation expense of approximately $191,000 for the year ended September 30, 2009, of which $177,000 was included as part of the total non-cash compensation expense of $1,127,000 discussed above and the remainder recognized as professional fees expense.

As of September 30, 2009, there were 1,102,928 outstanding Non-Plan Options issued to employees and directors, which were all issued during the year ended September 30, 2005, as follows:

i) Immediately exercisable five-year options issued to certain executives, directors and other management issued in conjunction with the Onstream Merger for the purchase of 849,305 shares of ONSM common stock at $1.57 per share (fair market value at date of grant) and expiring in December 2009, which is the 1,350,000 options originally issued less 500,695 of those options cancelled on August 11, 2009 in exchange for the issuance of an equivalent number of Plan Options, as discussed above, and

ii) Immediately exercisable options issued in conjunction with the Onstream Merger for the purchase of 253,623 shares of ONSM common stock at $3.376 per share, which is the 270,284 options originally issued less 11,106 of those options which have expired as of September 30, 2009 and less 5,555 of those options cancelled on August 11, 2009 in exchange for the issuance of an equivalent number of Plan Options, as discussed above. 1,853 of the 253,623 options outstanding as of September 30, 2009 expired in December 2009. The remaining options expire in July 2012 and May 2013.

On December 17, 2009, our Compensation Committee granted 749,305 five-year Plan Options in exchange for the cancellation of an equivalent number of Non-Plan Options expiring in December 2009, with no change in the $1.57 exercise price, which was in excess of the market value of an ONSM share as of the grant date. As a result of this cancellation and corresponding issuance, we expect to recognize non-cash compensation and professional fee expense of approximately $127,000 for the three months ended December 31, 2009. The remaining 100,000 Non-Plan Options not replaced expired in December 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2009, there were 1,619,346 outstanding and fully vested Non-Plan Options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

August 2009	100,000	$0.50	Aug 2013
September 2009	100,000	$0.50	Sept 2013
September 2009	50,000	$0.75	Sept 2013
September 2009	100,000	$1.00	Sept 2013
Year ended September 30, 2009	350,000

October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Year ended September 30, 2008	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January – December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

October 2005 – August 2006	295,000	$1.00	Oct 2009 – Aug 2010
March – September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	380,750

March 2005	5,000	$1.65	March 2010
December 2004	7,412	$3.376	Dec 2009
Year ended September 30, 2005	12,412

Total Non-Plan consultant options as of September 30, 2009	1,619,346

See the discussion of consultant contracts in note 5 for details with respect to commitments to issue up to 800,000 options after September 30, 2009, not reflected in the above table.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2009, there were outstanding vested warrants, primarily issued in connection with various financings, to purchase an aggregate of 2,783,485 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

Placement fees – common share offering – March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - February and April 2005	391,416	$1.65	February and April 2010
8% Convertible Debentures – December 2004	737,114	$1.65	December 2009
Series A-10 Preferred – December 2004	909,083	$1.50	December 2009

Total warrants as of September 30, 2009	2,783,485

With respect to the warrants issued in connection with the sale of 8% Subordinated Convertible Debentures, the number of shares of ONSM common stock that can be issued upon the exercise of these $1.50 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of our issued and outstanding common stock.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 9: SUBSEQUENT EVENTS

Our September 30, 2009 financial statements were available to be issued on or about December 29, 2009 and we have evaluated all events occurring through that date for disclosure therein. Notes 1 (Liquidity, Effects of Recent Accounting Pronouncements), 3 (Auction Video patent application), 4 (Convertible Debenture interest payment, Line of Credit Arrangement renewal and modifications, Rockridge Note borrowing), 5 (Narrowstep acquisition termination and litigation, NASDAQ letter regarding minimum share price listing requirement, Lease commitments) and 6 (Non Plan Option cancellations, Plan Option grants) contain disclosure with respect to transactions occurring after September 30, 2009.

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $0.50 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of ONSM common shares, using the greater of (i) $0.50 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

Any shares of Series A-13 that are still outstanding as of December 31, 2011 will automatically convert into ONSM common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $1.50 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of ONSM common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

During August 2009, CCJ Trust remitted $200,000 to us as a short term advance bearing interest at .022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable and accrued liabilities on our September 30, 2009 balance sheet. On December 29, 2009, we entered into an agreement with CCJ Trust whereby accrued interest through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $0.50 per share. In conjunction with and in consideration of this note transaction, the 35,000 shares of Series A-12 held by CCJ Trust at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 175,000 ONSM common shares at $0.50 per share.

During the period from October 1, 2009 through December 24, 2009, we recorded the issuance of 147,500 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of three to twelve months, and will result in a professional fees expense of approximately $41,000 over the service period. None of these shares were issued to our directors or officers.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 9: SUBSEQUENT EVENTS (Continued)

During December 2009, we received funding commitment letters executed by three (3) entities agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000.  The funding under the commitment letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that the debt (i) would be unsecured and subordinated to the Company’s other debts, (ii) would be subject to approval by our other creditors having the right of such pre-approval, (iii) would provide for no principal or interest payments in cash prior to December 31, 2010, although, at our option, consideration may be given in the form of equity issued before that date and (iv) would provide that any cash repayment of principal after that date would be in equal monthly installments over at least one year but no greater than four years. The rate of return on such debt, including cash and equity consideration given, would be negotiable based on market values at the time of funding but in any event would be not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum (such rate including the cash coupon rate plus the fair value of our shares given and/or the Black-Scholes valuation of debt conversion features and/or issuance of options and/or warrants).  As consideration for these commitment letters, the issuing entities will receive an aggregate of seventy-five thousand (75,000) unregistered shares. One of these funding commitment letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors.