Form 10-Q
period 2009-12-31
Onstream Media CORP
filed 2010-02-17
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of February 5, 2010 the registrant had issued and outstanding 45,276,961 shares of common stock.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at December 31, 2009 and Consolidated Balance Sheet at September 30, 2009	4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2009 and 2008	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2009	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 53

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	54 – 71

Item 4 - Controls and Procedures	72

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	73

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3 – Defaults upon Senior Securities	75

Item 4 – Submission of Matters to a Vote of Security Holders	75

Item 5 – Other Information	75

Item 6 - Exhibits	75

Signatures	75

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2009. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$331,110	$541,206
Accounts receivable, net of allowance for doubtful accounts of $262,379 and $241,298, respectively	2,565,830	2,189,252
Prepaid expenses	443,213	356,963
Inventories and other current assets	122,985	198,960
Total current assets	3,463,138	3,286,381

PROPERTY AND EQUIPMENT, net	3,022,555	3,083,096
INTANGIBLE ASSETS, net	1,698,363	2,499,150
GOODWILL, net	13,996,948	16,496,948
OTHER NON-CURRENT ASSETS	113,699	118,398

Total assets	$22,294,703	$25,483,973
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,424,384	$3,704,676
Amounts due to shareholders and officers	109,419	109,419
Deferred revenue	160,912	163,198
Notes and leases payable – current portion, net of discount	1,881,966	1,615,891
Convertible debentures, net of discount	6,070	—
Series A-12 Convertible Preferred stock – redeemable portion, net of discount	—	98,000
Total current liabilities	5,582,751	5,691,184

Notes and leases payable, net of current portion	676,336	505,061
Convertible debentures, net of discount	1,285,645	1,109,583
Total liabilities	7,544,732	7,305,828

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-12 Convertible Preferred stock, par value $.0001 per share, authorized 100,000 shares, -0- and 70,000 issued and outstanding, respectively	—	7
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 35,000 and -0- issued and outstanding, respectively	3	—
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 45,027,198 and 44,332,699 issued and outstanding, respectively	4,503	4,433
Additional paid-in capital	133,217,443	132,295,895
Unamortized discount	(6,747)	(12,000)
Accumulated deficit	(118,465,231)	(114,110,190)
Total stockholders’ equity	14,749,971	18,178,145

Total liabilities and stockholders’ equity	$22,294,703	$25,483,973

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
	2009	2008
REVENUE:
DMSP and hosting	$552,225	$397,375
Webcasting	1,410,007	1,564,188
Audio and web conferencing	1,589,961	1,756,969
Network usage	456,213	541,740
Other	60,707	118,925
Total revenue	4,069,113	4,379,197

COSTS OF REVENUE:
DMSP and hosting	253,008	155,251
Webcasting	326,911	461,294
Audio and web conferencing	535,697	430,039
Network usage	187,642	234,290
Other	103,218	132,003
Total costs of revenue	1,406,476	1,412,877

GROSS MARGIN	2,662,637	2,966,320

OPERATING EXPENSES:
General and administrative:
Compensation	2,076,377	2,403,839
Professional fees	478,059	398,598
Other	545,293	607,802
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000
Depreciation and amortization	567,361	1,093,376
Total operating expenses	6,767,090	10,003,615

Loss from operations	(4,104,453)	(7,037,295)

OTHER EXPENSE, NET:
Interest expense	(235,400)	(139,180)
Other (expense) income, net	(1,188)	31,078

Total other expense, net	(236,588)	(108,102)

Net loss	$(4,341,041)	$(7,145,397)

Loss per share – basic and diluted:

Net loss per share	$(0.10)	$(0.17)

Weighted average shares of common stock outstanding – basic and diluted	44,584,885	42,753,030

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2009
(unaudited)

	Series A- 12 Preferred Stock		Series A- 13 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2009	70,000	$7	—	$—	44,332,699	$4,433	$132,295,895	$(12,000)	$(114,110,190)	$18,178,145
Issuance of shares, warrants and options for consultant services	—	—	—	—	134,999	14	256,930	—	—	256,944
Issuance of options for employee services	—	—	—	—	—	—	261,613	—	—	261,613
Surrender of Series A-12 preferred for Series A-13 preferred	(35,000)	(4)	35,000	3	—	—	108,500	(6,747)	—	101,752
Reclassification of redeemable portion of Series A-12 preferred as equity	—	—	—	—	—	—	100,000	(2,000)	—	98,000
Issuance of right to obtain common shares for financing fees	—	—	—	—	—	—	95,000	—	—	95,000
Common shares and warrants issued for interest and fees on convertible debentures	—	—	—	—	209,500	21	99,537	—	—	99,558
Conversion of Series A-12 preferred to common shares	(35,000)	(3)	—	—	350,000	35	(32)	—	—	—
Dividends accrued or paid on Series A-12 preferred	—	—	—	—	—	—	—	14,000	(14,000)	—
Net loss	—	—	—	—	—	—	—	—	(4,341,041)	(4,341,041)
Balance, December 31, 2009	—	$—	35,000	$3	45,027,198	$4,503	$133,217,443	$(6,747)	$(118,465,231)	$14,749,971

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,341,041)	$(7,145,397)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000
Depreciation and amortization	567,361	1,093,376
Amortization of deferred professional fee expenses paid with equity	168,880	109,557
Compensation expenses paid with equity	261,613	178,725
Amortization of discount on convertible debentures	20,366	18,366
Amortization of discount on notes payable	54,178	5,618
Interest expense paid in common shares and options	37,040	31,103
Bad debt expense	21,082	14,046
Gain from settlements of obligations and sales of equipment	—	(30,424)
Net cash (used in) provided by operating activities, before changes in current assets and liabilities	(110,521)	(225,030)
Changes in current assets and liabilities:
(Increase) in accounts receivable	(397,660)	(12,426)
Decrease in prepaid expenses	6,511	10,796
Decrease (Increase) in inventories and other current assets	75,975	(13,577)
(Decrease) Increase in accounts payable and accrued liabilities	(95,730)	246,473
(Decrease) Increase in deferred revenue	(2,286)	2,448
Net cash (used in) provided by operating activities	(523,711)	8,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(262,594)	(362,826)
Net cash (used in) investing activities	(262,594)	(362,826)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued)

	Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$581,633	$382,664
Proceeds from convertible debentures	125,000	—
Proceeds from sale of A-12 preferred shares, net of expenses	—	100,000
Repayment of notes and leases payable	(130,424)	(187,550)
Net cash provided by financing activities	576,209	295,114

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(210,096)	(59,028)

CASH AND CASH EQUIVALENTS, beginning of period	541,206	674,492

CASH AND CASH EQUIVALENTS, end of period	$331,110	$615,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$144,925	$69,711

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares, warrants and options for consultant services	$256,944	$39,679
Issuance of shares and options for employee services	$261,613	$178,726
Issuance of A-10 preferred shares for A-10 dividends	$—	$29,938
Issuance of common shares for A-12 dividends	$—	$64,000
Issuance of common shares and warrants for interest	$99,558	$69,520
Issuance of common shares for A-10 preferred shares and dividends	$—	$186,318
Issuance of right to obtain common shares for financing fees	$95,000	$—
Issuance of A-12 preferred shares for A-10 preferred shares	$—	$600,000
Issuance of A-12 preferred shares for short-term receivable	$—	$100,000
Issuance of A-13 preferred shares for A-12 preferred shares	$350,000	$—
Issuance of common shares for A-12 preferred shares	$350,000	$—
Conversion of short-term advance to convertible debenture	$200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Digital Media Services Group consists primarily of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our Smart Encoding division.

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

Our EDNet division, which operates primarily from facilities in San Francisco, California, provides connectivity (in the form of high quality audio, compressed video and multimedia data communications) within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. EDNet also provides systems integration and engineering services, application-specific technical advice, audio equipment, proprietary and off-the-shelf codecs, teleconferencing equipment, and other innovative products to facilitate its broadcast and production applications. EDNet generates revenues from network usage, sale, rental and installation of equipment, and other related fees.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $118.5 million as of December 31, 2009. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2009, we had a net loss of approximately $11.8 million, although cash provided by operations for that period was approximately $322,000. For the three months ended December 31, 2009, we had a net loss of approximately $4.3 million and cash used in operations for that period was approximately $524,000. Although we had cash of approximately $331,000 at December 31, 2009, our working capital was a deficit of approximately $2.1 million at that date.

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

We have estimated that, based on the above reductions in our expenditure levels, we will require an approximately 2% increase in our consolidated revenues in fiscal 2010, as compared to fiscal 2009, in order to adequately fund our minimum anticipated expenditures (including debt service and a basic level of capital expenditures) through September 30, 2010.  We have estimated that, in addition to this ongoing revenue increase, we will also require aggregate financing of approximately $500,000 (funded over several months starting in January 2010 and in addition to the $500,000 loan proceeds received from Rockridge in October 2009 and the $250,000 loan proceeds received from Greenberg Capital in January 2010 – see notes 4 and 9) to adequately address our current working capital deficit, to the extent past due vendor and other payments are believed by us to be necessary for us to continue our operations.

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
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During December 2009, we received funding commitment letters (“Letters”) executed by three (3) entities agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. The funding under the Letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that the debt (i) would be unsecured and subordinated to our other debts, (ii) would be subject to approval by our other creditors having the right of such pre-approval, (iii) would provide for no principal or interest payments in cash prior to December 31, 2010, although, at our option, consideration may be given in the form of equity issued before that date and (iv) would provide that any cash repayment of principal after that date would be in equal monthly installments over at least one year but no greater than four years. The rate of return on such debt, including cash and equity consideration given, would be negotiable based on market values at the time of funding but in any event would be not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum (such rate including the cash coupon rate plus the fair value of our shares given and/or the Black-Scholes valuation of debt conversion features and/or issuance of options and/or warrants).  As consideration for these Letters, the issuing entities received an aggregate of seventy-five thousand (75,000) unregistered shares. One of the Letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors. Furthermore, certain principals of Triumph Small Cap Fund, which provided one of the Letters, for $250,000, are also principals in Greenberg Capital and may require us to release Triumph Small Cap Fund from their commitment under that Letter as a condition of the financing we received from Greenberg Capital in January 2010 under the Greenberg Note, as well as a February 2010 modification to the Greenberg Note – see note 9.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries - Infinite Conferencing, Inc., Entertainment Digital Network, Inc., OSM Acquisition, Inc., AV Acquisition, Inc., Auction Video Japan, Inc., HotelView Corporation and Media On Demand, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bad Debt Reserves

Where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance against amounts due from it, and thereby reduces the receivable to an amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Bad debt reserves were approximately $262,000 and $241,000, at December 31 and September 30, 2009, respectively.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of the instruments. The carrying amounts of the current portion of notes, debentures and leases payable approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry.

Effective October 1, 2008, we adopted the provisions of the Fair Values Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”), with respect to our financial assets and liabilities, identified based on the definition of a financial instrument contained in the Financial Instruments topic of the ASC. This definition includes a contract that imposes a contractual obligation on us to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. We have determined that the Rockridge Note, the CCJ Note and the Equipment Notes discussed in note 4 and the redeemable portion of the Series A-12 (preferred stock) discussed in note 6 are financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC. This is further discussed in “Effects of Recent Accounting Pronouncements” below.

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
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

We have determined that there are no Level 1 inputs for determining the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes or the redeemable portion of the Series A-12. However, we have determined that the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under our line of credit arrangement (the “Line”) as discussed in note 4 and the value of conversion rights contained in those arrangements, based on the relevant aspects of the same Black Scholes valuation model used by us to value our options and warrants. We have also determined that the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 as of October 1, 2008, December 31, 2008, September 30, 2009 or December 31, 2009 and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the three months ended December 31, 2009 and 2008, respectively.

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
DECEMBER 31, 2009

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

Revenue Recognition

Revenues from sales of goods and services are recognized when (i) persuasive evidence of an arrangement between us and the customer exists, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

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
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31 and September 30, 2009 was immaterial in relation to our recorded liabilities at those dates.

We include the DMSP and UGC divisions’ revenues, along with the Smart Encoding division’s revenues from hosting, storage and streaming, in the DMSP and hosting revenue caption. We include the EDNet division’s revenues from equipment sales and rentals and the Smart Encoding division’s revenues from encoding and editorial services in the Other Revenue caption.

The DMSP, UGC and Smart Encoding divisions of the Digital Media Services Group recognize revenues from the acquisition, editing, transcoding, indexing, storage and distribution of their customers’ digital media. Charges to customers by these divisions generally include a monthly subscription or hosting fee. Additional charges based on the activity or volumes of media processed, streamed or stored by us, expressed in megabytes or similar terms, are recognized at the time the service is performed. Fees charged for customized applications or set-up are recognized as revenue at the time the application or set-up is completed.

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
DECEMBER 31, 2009

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

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $64,000 and $104,000 for the three months ended December 31, 2009 and 2008, respectively.

Income Taxes

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $34.3 million as of December 31, 2009, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the three months ended December 31, 2009 and 2008.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of December 31 or September 30, 2009, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the three months ended December 31, 2009 and 2008. The tax years ending September 30, 2006 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

For the three months ended December 31, 2009 and 2008, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 13,014,047 and 15,594,625 at December 31, 2009 and 2008, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2009 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could potentially convert into 700,000 shares of ONSM common stock, (ii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 1,250,000 shares of our common stock (excluding interest), (iii) 2,200,000 restricted shares of our common stock for the origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (iv) the $500,000 convertible portion of the Rockridge Note which could potentially convert into up to 1,250,000 shares of our common stock and (v) the $200,000 CCJ Note, which could potentially convert into up to 400,000 shares of our common stock.

Furthermore, if we sell all or substantially all of our assets prior to the repayment of the Rockridge Note, the remaining outstanding principal amount of the Rockridge Note may be converted into restricted shares of our common stock, which would have been 3,223,950 shares as of December 31, 2009 (in addition to the 1,250,000 shares noted above).

The potential dilutive effects of the following convertible securities previously outstanding at December 31, 2008 were excluded from the calculation of weighted average shares outstanding: (i) 80,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) which could have potentially converted into 800,000 shares of our common stock and (ii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 1,250,000 shares of our common stock (excluding interest).

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accounts payable and accrued liabilities includes approximately $594,000 and $661,000 as of December 31 and September 30, 2009, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “2007 Plan”) for our employees. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended December 31, 2009 and 2008 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, based on the estimated grant-date fair value and allocated over the applicable vesting and/or  service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For 2007 Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was 88%, the risk-free interest rate was 2.5%, expected dividends were $0 and the expected term was 5 years, the full term of the related options. There were no 2007 Plan options granted during the three months ended December 31, 2008 requiring our valuation using the Black-Scholes model.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was 91 to 99%, the risk-free interest rate was 1.9 to 2.6%, expected dividends were $0 and the expected term was 4 to 5 years, the full term of the related options. There were no Non-Plan options granted during the three months ended December 31, 2008 requiring our valuation using the Black-Scholes model.

See Note 8 for additional information related to all stock option issuances.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization lives and methods, income taxes and related reserves, contingencies and goodwill and other impairment allowances. Such estimates are reviewed on an on-going basis and actual results could be materially affected by those estimates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including inventories and other current asset balance sheet groupings and property and equipment footnote category classifications.

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2009. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of December 31, 2009 and the results of our operations and cash flows for the three months ended December 31, 2009 and 2008. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2010.

Effects of Recent Accounting Pronouncements

The Fair Value Measurements and Disclosures topic of the ASC includes certain concepts first set forth in September 2006, which define the use of fair value measures in financial statements, establish a framework for measuring fair value and expand disclosure related to the use of fair value measures. In February 2008, the FASB provided a one-year deferral of the effective date of those concepts for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The application of these concepts was effective for our fiscal year beginning October 1, 2008, excluding the effect of the one-year deferral noted above. See “Fair Value Measurements” above. We adopted these concepts with respect to our non-financial assets and non-financial liabilities that are not measured at fair value at least annually, effective October 1, 2009. The adoption of these concepts did not have a material impact on our financial position, results of operations or cash flows.

The Financial Instruments topic of the ASC includes certain concepts first set forth in February 2007, under which we may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The application of these concepts was effective for our fiscal year beginning October 1, 2008 – however, we have elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of these concepts did not have a material impact on our financial position, results of operations or cash flows.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  Certain provisions of this guidance were first effective for our fiscal year beginning October 1, 2009. Had these provisions been in effect prior to that date, we would have recorded the $44,032 increase in the acquisition-related costs included in other non-current assets on our December 31, 2008 balance sheet (as compared to that amount on our September 30, 2008 balance sheet) as expense for the three months ended December 31, 2008.

The Intangibles – Goodwill and Other topic of the ASC states the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, which requirements were effective for our fiscal year beginning October 1, 2009. The objective of these requirements is to improve the consistency between the useful life of a recognized intangible asset under the Intangibles – Goodwill and Other topic of the ASC and the period of expected cash flows used to measure the fair value of the asset under the Business Combinations topic of the ASC. These requirements apply to all intangible assets, whether acquired in a business combination or otherwise, and will be applied prospectively to intangible assets acquired after the effective date.

The Debt topic of the ASC specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These requirements were effective for our fiscal year beginning October 1, 2009, although they did not have a material impact on our financial position, results of operations or cash flows.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASC update number 2009-14 -Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“Update 2009-14”) and ASC update number 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). As summarized in Update 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in Update 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. These requirements will be effective for our fiscal year ended September 30, 2011 with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently assessing the impact of these requirements and at this time we are unable to quantify their impact on our financial statements or to determine the timing and/or method of their adoption.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued ASC update number 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010-06 requires new and revised disclosures for recurring or non-recurring fair value measurements, specifically related to significant transfers into and out of Levels 1 and 2, and for purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements. Update 2010-06 also clarifies existing disclosures related to the level of disaggregation and the inputs and valuation techniques used for fair value measurements. The new disclosures and clarifications of existing disclosures about fair value measurements are effective January 1, 2010. However, the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements are not effective until our fiscal year ended September 30, 2012. Our adoption of Update 2010-06 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	December 31, 2009			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$8,600,887	$—	$8,600,887	$11,100,887	$—	$11,100,887
Acquired Onstream	4,121,401	—	4,121,401	4,121,401	—	4,121,401
EDNet	1,271,444	—	1,271,444	1,271,444	—	1,271,444
Auction Video	3,216	—	3,216	3,216	—	3,216
Total goodwill	13,996,948	—	13,996,948	16,496,948	—	16,496,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and consulting/non- competes	3,783,604	(2,248,030)	1,535,574	4,383,604	(2,061,105)	2,322,499
Auction Video - customer lists, patent pending and consulting/non- competes	1,112,304	(949,515)	162,789	1,110,671	(934,020)	176,651
Total intangible assets	4,895,908	(3,197,545)	1,698,363	5,494,275	(2,995,125)	2,499,150

Total goodwill and other acquisition-related intangible assets	$18,892,856	$(3,197,545)	$15,695,311	$21,991,223	$(2,995,125)	$18,996,098

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007

On April 27, 2007 we completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The transaction, by which we acquired 100% of the membership interests of Infinite, was structured as a merger by and between Infinite and our wholly-owned subsidiary, Infinite Conferencing, Inc. (the “Infinite Merger”). The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing operations, were accounts receivable, equipment, internally developed software, customer lists, trademarks, URLs (internet domain names), favorable supplier terms and employment and non-compete agreements. The consideration for the Infinite Merger was a combination of $14 million in cash and 1,376,622 shares of our restricted common stock (valued at approximately $4.0 million, or $2.906 per share), for an aggregate purchase price of approximately $18.2 million, including transaction costs.

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As discussed in “Testing for Impairment” below, this initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $1.1 million, were included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the three months ended December 31, 2008. Furthermore, the Infinite goodwill was determined to be further impaired as of December 31, 2009 and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million as of that date. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $3.1 million, were reflected in our results of operations for the three months ended December 31, 2009, as a charge for impairment of goodwill and other intangible assets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007

On March 27, 2007 we completed the acquisition of the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). The Auction Video, Inc. transaction was structured as a purchase of assets and the assumption of certain identified liabilities by our wholly-owned U.S. subsidiary, AV Acquisition, Inc. The Auction Video Japan, Inc. transaction was structured as a purchase of 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. The acquisitions were made with a combination of 467,290 restricted shares of our common stock (valued at approximately $1.5 million, or $3.21 per share) issued to the stockholders of Auction Video Japan, Inc. and $500,000 cash paid to certain stockholders and creditors of Auction Video, Inc., for an aggregate purchase price of approximately $2.0 million, including transaction costs.

We allocated the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and are being amortized over various lives between two to five years commencing April 2007. $600,000 was assigned as the value of the video ingestion and flash transcoder, which was already integrated into our DMSP as of the date of the acquisition and was added to that asset’s carrying cost for financial statement purposes, with depreciation over a three-year life commencing April 2007 – see note 3. Future cost savings for Auction Video services to be provided to our customers existing prior to the acquisition were valued at $250,000 and were amortized to cost of sales over a two-year period commencing April 2007.

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as a final rejection in January 2010. With respect to the final rejection, we have identified two potential avenues for recourse:  (1) file a written response along with a "Request for Continued Examination” with the USPO or (2) file an appeal with the Board of Patent Appeals and Interferences (with or without a "pre-appeal" request for review). We plan to exercise one of these avenues before the April 26, 2010 deadline. Regardless of this, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

On December 5, 2008 we entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of our outstanding assets and liabilities connected with that operation, in exchange for non-exclusive rights to sell our products in Japan and be compensated on a commission-only basis. As a result, we recognized other income of approximately $45,000 for the three months ended December 31, 2008, which is the difference between the assumed liabilities of approximately $84,000 and the assumed assets of approximately $39,000. It is the opinion of our management that any further developments with respect to this shut down or the above agreement will not have a material adverse effect on our financial position or results of operations.

As discussed in “Testing for Impairment” below, the carrying value of the initially recorded identifiable intangible assets acquired as part of the Auction Video Acquisition were determined to be impaired as of December 31, 2008 and an adjustment was made to reduce the net carrying value of those intangible assets by $100,000.  This $100,000 adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the three months ended December 31, 2008.

Acquired Onstream – December 23, 2004

On December 23, 2004, privately held Onstream Media Corporation (“Acquired Onstream”) was merged with and into our wholly owned subsidiary OSM Acquisition, Inc. (the “Onstream Merger”). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by us (representing 74% ownership interest) were converted into 2,207,966 restricted shares of our common stock and 463,554 options and warrants to purchase our common stock at an exercise price of $3.376 per share. We also issued common stock options to directors and management as additional compensation at the time of and for the Onstream Merger, accounted for at the time in accordance with Accounting Principles Board Opinion 25 (which accounting pronouncement has since been superseded by the ASC).

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

The primary asset acquired in the Onstream Merger was the partially completed DMSP, recorded at fair value as of the December 23, 2004 closing, in accordance with the Business Combinations topic of the ASC. The fair value was primarily based on the discounted projected cash flows related to this asset for the five years immediately following the acquisition on a stand-alone basis without regard to the Onstream Merger, as projected at the time of the acquisition by our management and Acquired Onstream’s management. The discount rate utilized considered equity risk factors (including small stock risk and bridge/IPO stage risk) plus risks associated with profitability/working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Acquired Onstream – December 23, 2004 (continued)

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As discussed in “Testing for Impairment” below, this initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date.  This adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the three months ended December 31, 2008.

Testing for Impairment

The Intangibles – Goodwill and Other topic of the ASC, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. Although other intangible assets are being amortized to expense over their estimated useful lives, the unamortized balances are still subject to review and adjustment for impairment.

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2008. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of the assets of EDNet as of that date. Although the first step of the two step testing process of the assets of Acquired Onstream and Infinite preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the three months ended December 31, 2008. As discussed above, this $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

We also performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and as discussed above, in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $3.1 million for the three months ended December 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

Although we determined that our market value (after certain adjustments as discussed above) exceeded our net book value as of December 31, 2009, if the price of our common stock and our market value were to decline, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising from our next scheduled recurring annual impairment review, which will be as of December 31, 2010.

The valuations of Infinite, EDNet and Acquired Onstream incorporate our management’s estimates of future sales and operating income, which estimates in the cases of Infinite and Acquired Onstream are dependent on products (audio and web conferencing and the DMSP, respectively) from which significant sales increases may be required to support that valuation. Furthermore, even if our market value continues to exceed our net book value, annual reviews for impairment in future periods may result in future periodic write-downs.  Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31, 2009			September 30, 2009
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,546,313	$(9,313,172)	$1,233,141	$10,442,539	$(9,079,681)	$1,362,858	1-5
DMSP	5,808,385	(4,905,022)	903,363	5,719,979	(4,791,517)	928,462	3-5
Travel video library	1,368,112	(1,368,112)	—	1,368,112	(1,368,112)	—	N/A
Other capitalized internal use software	1,318,688	(461,235)	857,453	1,215,401	(448,218)	767,183	3-5
Furniture, fixtures and leasehold improvements	484,589	(455,991)	28,598	475,857	(451,264)	24,593	2-7
Totals	$19,526,087	$(16,503,532)	$3,022,555	$19,221,888	$(16,138,792)	$3,083,096

Depreciation and amortization expense for property and equipment was approximately $365,000 and $742,000 for the three months ended December 31, 2009 and 2008, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

The DMSP is comprised of four separate “products”- transcoding, storage, search/retrieval and distribution. A limited version of the DMSP, with three of the four products, was first placed in service in November 2005.  “Store and Stream” was the first version of the DMSP sold to the general public, starting in October 2006. In connection with the development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $697,000 of employee compensation, payments to contract programmers and related costs as of December 31, 2009, including $89,000 capitalized during the three months ended December 31, 2009, $422,000 during the year ended September 30, 2009 and $186,000 during the year ended September 30, 2008. As of December 31, 2009, approximately $449,000 of these costs had been placed in service and are being depreciated over five years.

As part of the Onstream Merger (see note 2), we became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, albeit after further extensive design and re-engineering by us, led to the DMSP. This platform was the primary asset included in our purchase of Acquired Onstream. The SAIC contract terminated by mutual agreement of the parties on June 30, 2008. Although cancellation of the contract releases SAIC to offer what is identified as the “Onstream Media Solution” directly or indirectly to third parties, we do not expect this right to result in a material adverse impact on future DMSP sales.

On March 27, 2007 we completed the acquisition of Auction Video – see note 2. The assets acquired included a video ingestion and flash transcoder, which was already integrated into the DMSP as of the date of the acquisition. Based on our determination of the fair value of that transcoder at the date of the acquisition, $600,000 was added to the DMSP’s carrying cost, which additional cost is being depreciated over a three-year life commencing April 2007.

On March 31, 2008 we agreed to pay $300,000 for a perpetual license for certain digital asset management software, which we currently utilize to provide our automatic meta-tagging services, in addition to and in accordance with a limited term license that we purchased in 2007 for $281,250 - see note 5 for additional terms of this perpetual license and possible limits on its future use. At the time of this purchase, in addition to continuing to use this software to provide our automatic meta-tagging services, we expanded our use of this software in providing our core DMSP services. Therefore,  we recorded a portion of this purchase, plus a portion of the remaining unamortized 2007 purchase amount, as an aggregate $243,750 increase in the DMSP’s carrying cost, such additional cost being depreciated over five years commencing April 2008.

Other capitalized internal use software as of December 31, 2009 includes approximately $562,000 of employee compensation and other costs related to the development of iEncode software, which runs on a self-administered, webcasting appliance that can be used anywhere to produce a live video webcast. $61,000 was capitalized during the three months ended December 31, 2009, $288,000 during the year ended September 30, 2009 and $213,000 during the year ended September 30, 2008. As of December 31, 2009, all of these costs had been placed in service and are being depreciated over a five-year life, with depreciation commencing on $507,000 of these costs during the three months ended December 31, 2009.

Other capitalized internal use software as of December 31, 2009 includes approximately $198,000 of employee compensation and payments to contract programmers related to the development of the MP365 platform, which will enable the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. $42,000 was capitalized during the three months ended December 31, 2009 and $156,000 during the year ended September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES AND LEASES PAYABLE

Convertible Debentures

During the period from June 3, 2008 through July 8, 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. We issued notes to those Investors (the “Equipment Notes”), which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Investors received 10,000 restricted ONSM common shares for each $100,000 lent to us, and also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2008, we elected to issue 158,000 unregistered common shares to the Investors in lieu of $48,740 cash interest on these Equipment Notes for June 2008 through October 2008, which was recorded as interest expense of $69,520 on our books, based on the fair value of those shares on the issuance date. On May 21, 2009, we elected to issue 294,589 unregistered common shares to the Investors in lieu of $60,000 cash interest on these Equipment Notes for November 2008 through April 2009, which was recorded as interest expense of $67,756 on our books, based on the fair value of those shares on the issuance date. On November 11, 2009, we elected to issue 209,500 unregistered common shares to the Investors in lieu of $60,493 cash interest on these Equipment Notes for May 2009 through October 2009, which was recorded as interest expense of $77,515 on our books, based on the fair value of those shares on the issuance date. The next interest due date is April 30, 2010.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES AND LEASES PAYABLE (Continued)

Convertible Debentures (continued)

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 101,250 restricted ONSM common shares and $31,500 paid in cash. These 101,250 shares, plus the 100,000 shares issued to the investors (as discussed above) had a fair market value of approximately $186,513. The value of these 201,250 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and are being amortized as interest expense over the three year term of the Equipment Notes. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment is made in common shares instead of cash. The unamortized portion of this discount was $112,241 and $130,607 at December 31 and September 30, 2009, respectively.

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

During August 2009, CCJ Trust remitted $200,000 to us as a short term advance bearing interest at .022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable and accrued liabilities on our September 30, 2009 balance sheet. CCJ Trust is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ Trust.

 On December 29, 2009, we entered into an agreement with CCJ Trust whereby accrued interest on the above advance through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $0.50 per share. In conjunction with and in consideration of this note transaction, the 35,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) held by CCJ Trust at that date were exchanged for 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) plus four-year warrants for the purchase of 175,000 ONSM common shares at $0.50 per share.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES AND LEASES PAYABLE (Continued)

Convertible Debentures (continued)

The effective interest rate of the CCJ Note is approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares (see note 6), which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also includes 11.2% per annum related to dividends that will accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares (see note 6). The unamortized portion of the debt discount, which will be amortized as interest expense over the four year term of the CCJ Note, was $141,018 at December 31, 2009.

A portion of the Rockridge Note ($500,000 face value, which is $344,974 net, after deducting the applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under the non-current portion of Convertible Debentures, net of discount, on our December 31, 2009 balance sheet.

Notes and Leases Payable

Notes and leases payable consist of the following as of December 31 and September 30, 2009, respectively:
	December 31, 2009	September 30, 2009
Note payable to a financial institution, collateralized by accounts receivable and certain other related assets, interest payable monthly at 13.5% per annum. Revolving line of credit expiring December 2011.	$1,599,030	$1,382,015
Note payable to an entity controlled by a major shareholder, collateralized by first priority lien on all our assets, subordinated only to extent of higher priority liens on certain receivables and equipment, principal and interest (at 12% per annum) payable in equal monthly installments through August 2013. Balance shown excludes balloon payment ($500,000 at 12/31/09 and $375,000 at 9/30/09), which is due on maturity but also convertible into our common shares at holder’s option.	1,289,580	989,187
Capitalized equipment leases	112,104	142,924
Total notes and leases payable	3,000,714	2,514,126
Less: discount on notes payable	(442,412)	(393,174)
Notes and leases payable, net of discount	2,558,302	2,120,952
Less: current portion, net of discount	(1,881,966)	(1,615,891)
Long term notes and leases payable, net of current portion	$676,336	$505,061

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES AND LEASES PAYABLE (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

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

We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year and a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2010. These origination and commitment fees (plus other fees paid to Lender) are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. The unamortized portion of this discount was $44,928 and $37,082 as of December 31 and September 30, 2009, respectively.

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance, starting with the quarter ending September 30, 2010, with a quarterly debt service coverage covenant. The Lender must approve any additional debt incurred by us, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the Lender has approved the $1.0 million Equipment Notes we issued in June and July 2008, the $200,000 CCJ Note we issued in December 2009, both as discussed above, and the $2.0 million Rockridge Note we issued in April 2009 and amended in September 2009, as discussed below. The Lender also approved the $250,000 Greenberg Note we issued in January 2010, as discussed in note 9.

Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES AND LEASES PAYABLE (Continued)

Notes and Leases Payable (continued)

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

The Rockridge Note, after giving effect to all borrowings under the Amendment and the Allonge, is repayable in equal monthly installments of $45,202 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable on the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. The Rockridge Agreement, as amended, also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 2,200,000 restricted shares of our common stock (the “Shares”).

The Rockridge Agreement provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $0.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). The closing ONSM share price was $0.42 per share on February 5, 2010.

Legal fees totaling $55,337 were paid or accrued by us as of September 30, 2009 in connection with the Rockridge Agreement. The 2,200,000 origination fee Shares discussed above were earned by Rockridge as of September 30, 2009 and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares plus the legal fees paid or accrued were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares) and are being amortized as interest expense over the term of the Rockridge Note.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES AND LEASES PAYABLE (Continued)

Notes and Leases Payable (continued)

Rockridge Note (continued)

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, at which time it was reduced to approximately 28.0% per annum. These rates exclude the potential effect of a premium to market prices if the balloon payment is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement or the Amendment, as applicable. The unamortized portion of this discount was $552,510 and $490,902 as of December 31 and September 30, 2009, respectively.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date up to $500,000, (representing the current balloon payment of the outstanding principal of the Rockridge Note and which balloon payment was $375,000 as of September 30, 2009) may be converted into a number of restricted shares of our common stock. Upon notice from Rockridge at any time after September 4, 2010 and prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of our common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of our common stock.

The above conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for our common stock for the twenty (20) days of trading on the NASDAQ Capital Market (or such other exchange or market on which our common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $0.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick DeLuca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us unless such waiver would result in a violation of the NASDAQ shareholder approval rules. Since the market value of an ONSM common share was $0.23 as of the date of the Rockridge Agreement and $0.39 as of the date of the Amendment, we determined that the above provisions did not constitute a beneficial conversion feature for purposes of calculating the related discount recorded by us.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4: CONVERTIBLE DEBENTURES AND NOTES AND LEASES PAYABLE (Continued)

Notes and Leases Payable (continued)

Capitalized Equipment Leases

During July 2007, we entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $79,874 and $109,151 as of December 31 and September 30, 2009, respectively. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974. During January 2009, we entered into a capital lease for telephone equipment, which had an outstanding principal balance of $32,230 and $33,773 as of December 31 and September 30, 2009, respectively. The balance is payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

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

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and is seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we have determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts. Our brief in support of the motion is due on February 18, 2010, Narrowstep’s response is due March 22, 2010 and our reply is due April 6, 2010. A hearing would be held sometime thereafter. Regardless of the ultimate decision with regard to this motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Other legal proceedings – On May 26, 2009, we were served with a complaint filed in Broward County, Florida, for a breach of contract claim against us by a firm seeking compensation for legal services allegedly rendered to us, plus court costs, in the amount of approximately $383,000. In January 2010, we settled this complaint for the $115,000 we had accrued for this matter on our financial statements as of December 31 and September 30, 2009. In addition to a $50,000 payment we made in January 2010, the settlement requires our payment of $32,500 on or before March 1, 2010 and $32,500 on or before March 31, 2010. The settlement provides that we would become liable for the entire suit amount if we do not make these payments within 3 business days after receiving a notice of non-payment. We believe that the ultimate resolution of the matter will not have a material adverse effect on our financial position or results of operations.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

NASDAQ letter regarding minimum share price listing requirement – Our securities are listed on the NASDAQ Capital Market. We are currently not compliant with NASDAQ’s minimum bid price listing requirement of $1.00 per share, as set forth in Listing Rule 5550 (a) (2) (the “Rule”), for which compliance is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. On January 19, 2010, we received a letter from NASDAQ stating that unless we regain compliance with the Rule as of April 19, 2010, our common stock will be subject to immediate delisting.

We may be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at a bid price of $1.00 per share or greater for a minimum of 10 consecutive trading days prior to April 19, 2010.  The closing bid price of our common shares was $0.42 per share on February 5, 2010. On February 4, 2010, we filed a preliminary proxy statement with the SEC which seeks shareholder approval for a proposal granting our Board of Directors authority to implement up to a one-for-ten reverse split of our common shares, if necessary to obtain compliance with the Rule, although the Board has not definitively decided on such action. Subject to SEC approval of this proxy statement, the shareholder meeting to consider this proposal is scheduled for March 25, 2010. In addition, we have been advised that as a Florida corporation we may implement a reverse split of our common shares without shareholder approval, provided a proportionate reduction is made in the number of our authorized common shares and we provide appropriate advance notice to NASDAQ and other applicable authorities.

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
DECEMBER 31, 2009

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

Registration payment arrangements (continued) – The $1.50 warrants provide that, starting one year after issuance, in the event the shares are not subject to an effective registration statement at the time of exercise, the holder could elect a “cashless exercise” whereby we would issue shares equal in value to the excess of the market price at the time of the exercise over the warrant exercise price. 403,650 of these warrants were still outstanding as of December 31, 2009, and will expire in March and April of 2011 – see note 8.

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

The $1.65 warrants provide that if the shares are not subject to an effective registration statement on the date required in relation to the initial and/or subsequent issuance of shares under the related transactions and at the time of warrant exercise, the holder could elect a “cashless exercise” whereby we would issue shares equal in value to the excess of the market price at the time of the exercise over the warrant exercise price. 391,416 of these warrants were still outstanding as of December 31, 2009 - 348,666 will expire on February 15, 2010 and 42,750 will expire on April 5, 2010– see note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

We have concluded that the arrangements discussed in the preceding five paragraphs are registration payment arrangements, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Equity subtopic) of the ASC. Based on our satisfactory recent history of maintaining the effectiveness of our registration statements and our NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of December 31, 2009, we have concluded that material payments under these registration payment arrangements are not probable and that no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC. However, the $0.42 quoted market price of our common shares as of February 5, 2010 was below the $1.00 NASDAQ requirement, which condition could eventually affect our NASDAQ listing status, as discussed above.

Registration rights - We granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 1,000,000 of the 1,694,495 total principal and interest shares issued in November and December 2006 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and as of February 5, 2010 we have not received any demand for the registration of the balance.

We granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 784,592 of the 2,789,592 shares issued in March 2007 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and as of February 5, 2010 we have not received any demand for the registration of the balance.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights (continued) - As the two notes discussed above do not provide for damages or penalties if we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. Furthermore, since the unregistered shares were originally issued in March 2007 or before, they may be saleable, in whole or in part, under Rule 144. In any event, we have determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC.

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

We granted piggyback registration rights in connection with 285,000 shares and 150,000 options issued to consultants, as well as 175,000 warrants issued in connection with a financing, subsequent to June 15, 2007. We have not filed a registration statement with the SEC since that date. As the 285,000 shares and the 175,000 warrants do not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. Although the 150,000 options include cashless exercise rights until they are registered, and therefore do constitute registration payment arrangements, since the exercise price of $1.73 per share is significantly in excess of the market price of $0.29 per share as of December 31, 2009, we have concluded that no accrual related to these rights is necessary as of that date under the requirements of the Contingencies topic of the ASC.

Employment contracts and severance – On September 27, 2007, our Compensation Committee and Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO and Treasurer), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. On May 15, 2008 and August 11, 2009 our Compensation Committee and Board approved certain corrections and modifications to those agreements, which are reflected in the discussion of the terms of those agreements below. The agreements provide that the initial term shall automatically be extended for successive one (1) year terms thereafter unless (a) the parties mutually agree in writing to alter the terms of the agreement; or (b) one or both of the parties exercises their right, pursuant to various provisions of the agreement, to terminate the employment relationship.

The agreements provide initial annual base salaries of $253,000 for Mr. Selman, $230,000 for Mr. Saperstein, $207,230 for Mr. Tomlinson and $197,230 for Messrs. Friedland and Glassman, plus 10% annual increases through December 27, 2008 and 5% per year thereafter. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual $5,000 reimbursement of dues or charitable donations.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – As part of the above employment agreements, and in accordance with the terms of the “2007 Equity Incentive Plan” approved by our shareholders in their September 18, 2007 annual meeting, we granted Plan Options to each of the Executives to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. The options vest in installments of 100,000 per year, starting on September 27, 2008, and they automatically vest upon the happening of the following events: (i) change of control (ii) constructive termination, and (iii) termination other than for cause, each as defined in the employment agreements. Unvested options automatically terminate upon (i) termination for cause or (ii) voluntary termination.  In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the vested options.

As part of the above employment agreements, the Executives were eligible for a performance bonus, based on meeting revenue and cash flow objectives over a two year period ended September 30, 2009. Accordingly, we granted Plan Options to each of the Executives to purchase an aggregate of 220,000 shares of ONSM common stock at an exercise price of $1.73 per share, the fair market value at the date of the grant, exercisable for a period of four (4) years from the date of vesting. The performance objectives were met for the quarter ended December 31, 2007 but they were not met for the remaining three quarters of fiscal 2008 nor were they met for the fiscal year ended September 30, 2008. The performance objectives were met for the quarter ended June 30, 2009 but they were not met for the remaining three quarters of fiscal 2009 nor were they met for the fiscal year ended September 30, 2009. Therefore, an aggregate of 27,500 options out of a potential 220,000 performance options vested for each Executive during fiscal year 2008 and 2009, with the remainder expiring.  In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executive shall be entitled to require us to register the vested options.

On August 11, 2009, our Compensation Committee agreed to a new performance bonus program for the Executives under the following terms: Up to one-half of the shares will be eligible for vesting on a quarterly basis and the rest annually, with the total grant allocable over a two-year period ending September 30, 2011. Vesting of the quarterly portion will be subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per our statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. We will negotiate with the Executives in good faith as to how revenue increases from specific acquisitions are measured. Vesting of the annual portion will be subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 20% for the fiscal year over the prior year. In the event of quarter to quarter decreases in revenues and cash flow, the options will not vest for that quarter but the unvested quarterly options will be added to the available options for the year, vested subject to achievement of the applicable annual goal. One-half of the applicable quarterly or annual bonus options will be earned/vested if the cash flow target is met but the revenue target is not met In the event options did not vest based on the quarterly or annual goals, they will immediately expire. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executive shall be entitled to require us to register the vested options. The Compensation Committee has also agreed that a performance bonus program will continue after this two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – This program is subject only to the approval by our shareholders of a sufficient increase in the number of authorized 2007 Plan options, at which time the performance bonus options will be granted and priced. On February 4, 2010, we filed a preliminary proxy statement with the SEC which seeks shareholder approval for such an increase. Subject to SEC approval of this proxy statement, the shareholder meeting to consider this proposal is scheduled for March 25, 2010.

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

The above employment agreements also provide that in the event we are sold for a Company Sale Price that represents at least $1.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives will receive, as a group, cash compensation of twelve percent (12.0%) of the Company Sale Price, payable in immediately available funds at the time of closing such transaction. The Company Sale Price is defined as the number of Equivalent Common Shares outstanding at the time we are sold multiplied by the price per share paid in such Company Sale transaction. The Equivalent Common Shares are defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares or other convertible securities and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of the above employment agreements but the market price per share used for this purpose to be no less than $1.00. The 12.0% is allocated in the employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and two percent (2.0%) to Mr. Tomlinson.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – Our general policy is to not include severance or minimum employment periods in employment contracts, with the exception of the above employment contracts with the Executives. However, as of December 31, 2009, we have arrangements with three (3) employees requiring minimum payments of approximately $240,000 for wages, taxes and benefits over the approximately eleven month period after that date.

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

Consultant contracts – We have entered into a consulting contract, effective June 1, 2009, with an individual for executive management services to be performed for our Infinite division. This contract calls for base compensation of $175,000 per year, plus $25,000 commission per year provided certain current revenue levels are maintained. In addition we have agreed to pay a travel allowance of $5,000 per month for up to the first thirteen months of the contract, plus a one-time $15,000 moving expenses reimbursement. As part of the contract, a new four-year term (from vesting) option grant was made for the purchase of 400,000 common ONSM shares, vesting over four years at 100,000 per year, exercisable at the fair market value at the date of grant, but no less than $0.50 per share - see note 8. The contract is renewable by mutual agreement of the parties with six months notice to the other. Termination of the contract without cause after the end of the two-year contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice.

We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after December 31, 2009 of approximately 1,638,000 unregistered shares. The services related to these shares will be provided over periods up to 24 months, and will result in a professional fees expense of approximately $631,000 over that service period, based on the current $0.42 market value of an ONSM common share as of February 5, 2010. The above is after the effect of our agreement to issue common shares instead of options in accordance with the January 2010 modification of two September 2009 consulting contracts – see note 9.

Bandwidth and co-location facilities purchase commitments - Effective July 1, 2008, we entered into a two-year long distance bandwidth rate agreement with a national CDN (content delivery network) company, which includes a minimum purchase commitment of approximately $200,000 per year. We are in compliance with this agreement, based on comparing our purchases through December 31, 2009 to the corresponding pro-rata share of that commitment. We have also entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $456,000, such agreements expiring at various times through December 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Long distance purchase commitment - Effective January 15, 2006, our EDNet division entered into a two-year long distance telephone rate agreement with a national telecommunications company, which included a telephone services purchase commitment of approximately $120,000 per year. On September 13, 2007, this agreement was extended to add another two years, for a total term of four years. We are in compliance with this agreement, based on comparing our purchases through December 31, 2009 to the corresponding pro-rata share of that commitment.

Lease commitments – We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $58,700. The leases have expiration dates ranging from 2010 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. Future minimum lease payments required under these non-cancelable leases (including the tentatively agreed on Pompano lease terms) as of December 31, 2009, excluding the capital lease obligations discussed in note 4, total approximately $1.7 million. Total rental expense (including executory costs) for all operating leases was approximately $203,000 and $233,000 for the three months ended December 31, 2009 and 2008, respectively.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expires September 15, 2010. The monthly base rental is currently approximately $22,500 (including our share of property taxes and common area expenses). We are currently in negotiations to extend this lease for an additional three years, and have tentatively agreed to a starting monthly base rental of approximately $20,200 (including our share of property taxes and common area expenses), which would also be retroactive to the lease year ending September 15, 2010, plus two percent (2%) annual increases. The proposed extension would provide one two-year renewal option, with a three percent (3%) rent increase in year one.

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

The three-year operating lease for office space in New York City expires January 31, 2013, although both we and the landlord have the right to terminate the lease without penalty, upon nine (9) months notice given any time after February 1, 2011.   The monthly base rental is approximately $10,000, with no increases.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Software purchase and royalty commitment – On March 31, 2008 we agreed to pay $300,000 (plus a $37,500 annual support fee) for a perpetual license for software we utilize to provide automatic meta-tagging and other DMSP services. An initial $56,250 payment was paid in July 2008 with the $281,250 balance included in payables at December 31 and September 30, 2009. In connection with this license, we agreed to pay a 1% royalty on revenues from the use, licensing or offering of the functionality of this software to our customers, if such revenue exceeds certain levels, subject to a minimum amount per transaction and to the extent the calculated royalty exceeds the license payment. We are not yet liable for payments under this agreement.

On August 5, 2009, the vendor of the above software stated that the license would be terminated if $305,718.75 (balance plus interest) was not paid by September 4, 2009 and that our obligation to pay would not be affected by such termination. We believe that this termination would not have a material effect on our ongoing operations. Furthermore, we believe that we have meritorious defenses supporting our lack of payment to date, including product performance and integration issues.

NOTE 6:  CAPITAL STOCK

Common Stock

During the three months ended December 31, 2009, we issued 134,999 unregistered common shares valued at approximately $56,000 and which will be recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. None of the shares were issued to our directors or officers.

During the three months ended December 31, 2009, we issued options to purchase our common shares, in exchange for financial consulting and advisory services, such options valued at approximately $201,000. Other than options to purchase 119,889 shares at $1.57 per share issued to certain of our directors to replace expired options and valued at approximately $12,000 (see note 8), none of the other options were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $169,000 and $110,000 for the three months ended December 31, 2009 and 2008, respectively.

As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $257,000 in deferred equity compensation expense at December 31, 2009, to be amortized over the remaining periods of service of up to 13 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the three months ended December 31, 2009, we issued 209,500 unregistered common shares valued at $77,515 in connection with interest on the Equipment Notes – see note 4. We also issued warrants having a Black-Scholes value of approximately $33,000 in connection with the CCJ Note – see note 4.

During the three months ended December 31, 2009, we issued 350,000 unregistered common shares in connection with the conversion of Series A-12, as discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock

As of September 30, 2009, the only preferred stock outstanding was Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”). As of December 31, 2009, the only preferred stock outstanding was Series A-13 Convertible Preferred Stock (“Series A-13”).

Series A-12 Redeemable Convertible Preferred Stock

Effective December 31, 2008, our Board of Directors authorized the sale and issuance of up to 100,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”). On January 7, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-12 with the Florida Secretary of State. The Series A-12 had a coupon of 8% per annum, a stated value of $10.00 per preferred share and a conversion rate of $1.00 per common share. Dividends were paid in advance, in the form of our common shares. The holders of Series A-12 could require redemption by us under certain circumstances, as outlined below, but any shares of Series A-12 that were still outstanding as of December 31, 2009 automatically converted into our common shares. Holders of Series A-12 were not entitled to registration rights.

Effective December 31, 2008, we sold two (2) investors an aggregate of 80,000 shares of Series A-12, with the purchase price paid via (i) the surrender of an aggregate of 60,000 shares of Series A-10 held by those two investors and having a stated value of $10.00 per A-10 share in exchange for an aggregate of 60,000 shares of Series A-12 plus (ii) the payment of additional cash aggregating $200,000 for an aggregate of 20,000 shares of Series A-12 (“Additional Shares”). One of the investors was CCJ Trust.

In accordance with the terms of the Series A-12, dividends were payable in advance in the form of ONSM common shares, using the average closing bid price of those shares for the five trading days immediately preceding the Series A-12 purchase closing date. Accordingly, we issued 235,294 common shares as payment of $64,000 dividends for the one year period ending December 31, 2009, which was recorded on our balance sheet as additional paid-in capital and discount and amortized as a dividend over the one-year term of the Series A-12.

In accordance with the terms of the Series A-12, after six months the holders could require us, to the extent legally permitted, to redeem any or all Series A-12 shares purchased as Additional Shares at the additional purchase price of $10.00 per share.  Shares of Series A-12 acquired in exchange for shares of Series A-10 had no redemption rights. On April 14, 2009, we entered into a Redemption Agreement with one of the holders of the Series A-12, CCJ Trust, under which the holder redeemed 10,000 shares of Series A-12 in exchange for our payment of $100,000 on April 16, 2009. The remaining potentially redeemable 10,000 shares of Series A-12 was reflected as a $98,000 current liability on our September 30, 2009 balance sheet ($100,000 stated value, net of a pro-rata share of the total unamortized discount), which was reclassified to equity as of December 31, 2009 when it was converted into common shares, along with the remaining shares of Series A-12 owned by the same holder and having a stated value of $250,000.

In conjunction with and in consideration of a December 29, 2009 note transaction entered into by us with CCJ Trust, the 35,000 shares of Series A-12 held by CCJ Trust at that date were exchanged for 35,000 shares of Series A-13. See note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $0.50 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $0.50 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

Any shares of Series A-13 that are still outstanding as of December 31, 2011 will automatically convert into our common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $1.50 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting division of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City metropolitan area. All material sales, as well as property and equipment, are within the United States.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7:  SEGMENT INFORMATION (Continued)

Below are the results of our operations by segment for the three months ended December 31, 2009 and 2008, and total assets by segment as of December 31 and September 30, 2009.

	For the three months ended December 31,
	2009	2008
Revenue:
Digital Media Services Group	$1,994,563	$2,040,471
Audio and Web Conferencing Services Group	2,074,550	2,338,726
Total consolidated revenue	$4,069,113	$4,379,197

Segment operating income (loss):
Digital Media Services Group	568,494	192,815
Audio and Web Conferencing Services Group	460,760	733,407
Total segment operating income	1,029,254	926,222

Depreciation and amortization	(567,361)	(1,093,376)
Corporate and unallocated shared expenses	(1,466,346)	(1,370,141)
Impairment loss on goodwill and other intangible assets	(3,100,000)	(5,500,000)
Other expense, net	(236,588)	(108,102)
Net loss	$(4,341,041)	$(7,145,397)

	December 31, 2009	September 30, 2009
Assets:
Digital Media Services Group	$8,153,069	$7,747,921
Audio and Web Conferencing Services Group	13,412,888	16,796,925
Corporate and unallocated	728,746	939,127
Total assets	$22,294,703	$25,483,973

Depreciation and amortization, as well as impairment losses on goodwill and other intangible assets, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2009, we had issued options and warrants still outstanding to purchase up to 13,014,047 ONSM common shares, including 9,388,055 Plan Options; 251,770 Non-Plan Options to employees and directors; 2,061,934 Non-Plan Options to financial consultants; and 1,312,288 warrants issued in connection with various financings and other transactions.

On February 9, 1997, our Board of Directors and a majority of our shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"), which, including the effect of subsequent amendments to the 1996 Plan, authorized up to 4,500,000 shares available for issuance as options and up to another 2,000,000 shares available for stock grants. On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 6,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the 1996 Plan, although we may no longer issue additional options or stock grants under the 1996 Plan, which expired on February 9, 2007. On February 4, 2010, we filed a preliminary proxy statement with the SEC which seeks shareholder approval for an increase in the number of shares authorized for issuance under the 2007 Plan to 12,000,000. Subject to SEC approval of this proxy statement, the shareholder meeting to consider this proposal is scheduled for March 25, 2010.

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the three months ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	9,038,750	$1.32
Granted during the period	749,305	$1.57
Expired or forfeited during the period	(400,000)	$0.88
Balance, end of the period	9,388,055	$1.35

Exercisable at end of the period	7,604,721	$1.38

We recognized compensation expense of approximately $262,000 and $179,000 for the three months ended December 31, 2009 and 2008, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of December 31, 2009 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $1,224,000 of potential future compensation expense, which excludes approximately $208,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of December 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The 9,388,055 outstanding Plan Options all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 2.4 years and are further described below.

Grant date	Description	Total number of options outstanding	Vested portion of options outstanding	Exercise price per share	Expiration date

Dec 2004	Senior management	150,000	150,000	$1.21	Aug 2014
July 2005	Directors and senior management	1,400,000	1,400,000	$1.12	July 2010
July 2005	Employees excluding senior management	884,000	884,000	$1.12	July 2010
July 2006	Carl Silva – new director	50,000	50,000	$0.88	July 2010
Sept 2006	Directors and senior management	650,000	650,000	$0.71	Sept 2011
Sept 2006	Employees excluding senior management	606,000	606,000	$0.71	Sept 2011
March 2007	Employees excluding senior management	25,000	25,000	$2.28	March 2011
April 2007	Infinite Merger – see note 2	150,000	150,000	$2.50	April 2012
Sept 2007	Senior management employment contracts – see note 5	2,137,500	1,137,500	$1.73	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	50,000	50,000	$1.00	Dec 2011
Dec 2007	Employees excluding senior management	10,000	6,666	$1.00	Dec 2011
April 2008	Employees excluding senior management	15,000	5,000	$1.00	April 2012
May 2008	Infinite management consultant – see note 5	100,000	100,000	$1.00	May 2013
Aug 2008	Employees excluding senior management	405,000	235,000	$1.00	Aug 2012
May 2009	Infinite management consultant – see note 5	400,000	None	$0.50	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	300,000	100,000	$0.50	May 2013 – Jul 2015
Aug 2009	Directors and senior management	800,000	800,000	$2.50	Aug 2014
Aug 2009	Directors and senior management	500,695	500,695	$1.57	Aug 2014
Aug 2009	Director	5,555	5,555	$3.376	Aug 2014
Dec 2009	Directors and senior management	749,305	749,305	$1.57	Dec 2014
	Total Plan Options as of December 31, 2009	9, 388,055	7,604,721

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

On December 17, 2009, our Compensation Committee granted 749,305 fully vested five-year Plan Options to certain executives, directors and other management in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by those individuals and expiring in December 2009, with no change in the $1.57 exercise price, which was in excess of the market value of an ONSM share as of December 17, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation and professional fee expense aggregating approximately $77,000 for the three months ended December 31, 2009, of which $65,000 was included as part of the total non-cash compensation expense of $262,000 discussed above and the remaining $12,000 was recognized as professional fees expense.

As of December 31, 2009, there were 251,770 outstanding Non-Plan Options issued to employees and directors, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $3.376 per share and expire at various times from July 2012 to May 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2009, there were 2,061,934 outstanding and fully vested Non-Plan Options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2009	450,000	$0.50	Oct 2013
December 2009	50,000	$0.50	Dec 2013
December 2009	50,000	$0.75	Dec 2013
December 2009	100,000	$1.00	Dec 2013
Three months ended Dec 31, 2009	650,000

August 2009	100,000	$0.50	Aug 2013
September 2009	100,000	$0.50	Sept 2013
September 2009	50,000	$0.75	Sept 2013
September 2009	100,000	$1.00	Sept 2013
Year ended September 30, 2009	350,000

October 2007	150,000	$1.73	Oct 2011
October 2007	100,000	$1.83	Oct 2011
Year ended September 30, 2008	250,000

October - December 2006	75,000	$1.00	Oct - Dec 2010
December 2006	40,000	$1.50	December 2010
January – December 2007	490,000	$2.46	Oct 2010 - Dec 2011
March 2007	21,184	$2.48	March 2012
Year ended September 30, 2007	626,184

April – August 2006	95,000	$1.00	Apr – Aug 2010
March – September 2006	85,750	$1.05	March 2011
Year ended September 30, 2006	180,750

March 2005	5,000	$1.65	March 2010
Year ended September 30, 2005	5,000

Total Non-Plan consultant options as of December 31, 2009	2,061,934

See the discussion of consultant contracts in note 5 for details with respect to commitments to issue up to 600,000 options after December 31, 2009, not reflected in the above table.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2009, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 1,312,288 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

CCJ Note – December 2009 – see note 4	175,000	$0.50	December 2013
Placement fees – common share offering – March and April 2007	342,222	$2.70	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	403,650	$1.50	March and April 2011
Additional 8% Convertible Debentures - April 2005	42,750	$1.65	April 2010
Additional 8% Convertible Debentures - February 2005	348,666	$1.65	February 2010

Total warrants as of December 31, 2009	1,312,288

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

With respect to the warrants issued in connection with the sale of Additional 8% Convertible Debentures, the number of shares of ONSM common stock that can be issued upon the exercise of these $1.65 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9: SUBSEQUENT EVENTS

Our December 31, 2009 financial statements were available to be issued on or about February 16, 2010 and we have evaluated all events occurring through that date for disclosure therein. Notes 1 (Liquidity, Effects of Recent Accounting Pronouncements), 3 (Auction Video patent application), 5 (Narrowstep acquisition termination and litigation, Other legal proceedings, NASDAQ letter regarding minimum share price listing requirement, Employment contracts and severance – proxy proposal, Consultant contracts, Lease commitments) and 8 (proxy proposal) contain disclosure with respect to transactions occurring after December 31, 2009.

On January 13, 2010 we borrowed $250,000 from Greenberg Capital (“Greenberg”) under the terms of an  unsecured subordinated convertible note (the “Greenberg Note”), which is repayable in principal installments of $13,000 per month beginning March 1, 2010, with the final payment on December 31, 2010, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Greenberg Note is convertible into common stock at Greenberg’s option at a price equal to 85% of the weighted average share price for the five days prior to conversion, such conversion price to be no less than $0.40 per share.

The Greenberg Note provides for (i) our issuance of 125,000 unregistered common shares upon receipt of the funds and our issuance of 125,000 unregistered common shares if the loan is still outstanding after 6 months (ii) our payment of $2,500 in legal fees incurred by Greenberg and (iii) the option to prepay up to $12,500 of interest in the form of shares, based on the weighted average share price for the five days prior, which we exercised by the issuance of 41,667 unregistered common shares. The effective rate of the Greenberg Note is approximately 50.2% per annum, assuming a one year loan term.

We may prepay the Greenberg Note at any time with ten days notice, provided that Greenberg may convert the outstanding balance to common shares during such ten day period. If we successfully conclude a financing in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note. In the event the Greenberg Note is prepaid during the first six months, we shall incur a prepayment penalty of 125,000 unregistered common shares. In the event of a default, we will be obligated to pay Greenberg an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares.

Furthermore, certain principals of Greenberg Capital are also principals in Triumph Small Cap Fund, which provided us with one of the Letters for $250,000, and may require us to release Triumph Small Cap Fund from their commitment under that Letter as a condition of the above financing, including a February 2010 modification to the Greenberg Note that increased the threshold for a new financing by us triggering the repayment of the Greenberg Note.

On January 25, 2010 we entered into a consulting agreement with an entity for them to assist us in such matters as stockholder relations, introduction to market makers and solicitation of analyst coverage.  The fee for these services for the two year contract term would be 1.1 million restricted common shares. 420,000 of these shares have been earned as of February 10, 2010 and the remaining shares are issuable at various times through April 5, 2010, although the agreement allows the installment dates of the payments to be adjusted by us and also allows for the agreement to be cancelled by either party with thirty (30) days notice. The already issued shares will result in a professional fees expense of approximately $176,000 over the service period, based on the current $0.42 market value of an ONSM common share as of February 5, 2010. None of these shares were or will be issued to our directors or officers.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9: SUBSEQUENT EVENTS (Continued)

On September 15, 2009, we entered into one-year consulting agreements with two entities for services relating to financial structure and business development, including the identification, evaluation, structuring, negotiating and closing of joint ventures, strategic alliances and business acquisitions as well as the financial structure and financing of such transactions. These agreements called for the issuance of options to purchase an aggregate of 1,000,000 of our common shares at exercise prices ranging from $0.50 to $1.00 per share, such options issuable at various intervals during the contract term. As of December 31, 2009, we had recognized aggregate professional fee expense of $52,000 based on the Black-Scholes value of the options issued under these contracts. Effective January 29, 2010, we agreed to modify these agreements to replace the options (including those already issued) with the issuance of an aggregate of 475,000 restricted common shares, 325,000 shares issuable immediately and the remainder to be issued at various intervals during the remaining contract term. The contract is cancellable by us at any time and the already issued shares will result in a professional fees expense of approximately $200,000 over the remaining service period, based on the current $0.42 market value of an ONSM common share as of February 5, 2010. None of these shares were or will be issued to our directors or officers.

During the period from January 1, 2010 through February 16, 2010, we recorded the issuance of 33,096 unregistered shares of common stock for financial consulting and advisory services, excluding the shares issued under the contracts discussed above. The services will be provided over a period of three months and will result in a professional fees expense of approximately $14,000 over the service period, based on the current $0.42 market value of an ONSM common share as of February 5, 2010. None of these shares were issued to our directors or officers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 95 full time employees as of February 5, 2010, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Web and Audio Conferencing Services Group

Our Digital Media Services Group consists primarily of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our Smart Encoding division.

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

On January 13, 2010 we borrowed $250,000 from Greenberg Capital (“Greenberg”) under the terms of an  unsecured subordinated convertible note (the “Greenberg Note”), which is repayable in principal installments of $13,000 per month beginning March 1, 2010, with the final payment on December 31, 2010, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Greenberg Note is convertible into our common stock under certain conditions and provides for our issuance of 125,000 unregistered common shares upon receipt of the funds, as well as our issuance of 125,000 unregistered common shares if the loan is still outstanding after 6 months. We may prepay the Greenberg Note at any time with ten days notice, provided that Greenberg may convert the outstanding balance to common shares during such ten day period. If we successfully conclude a financing in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note. In the event the Greenberg Note is prepaid during the first six months, we shall incur a prepayment penalty of 125,000 unregistered common shares. See Liquidity and Capital Resources.

We are currently not compliant with NASDAQ’s minimum bid price listing requirement of $1.00 per share, as set forth in Listing Rule 5550 (a) (2) (the “Rule”), for which compliance is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. On January 19, 2010, we received a letter from NASDAQ stating that unless we regain compliance with the Rule as of April 19, 2010, our common stock will be subject to immediate delisting. We may be considered compliant with the Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at a bid price of $1.00 per share or greater for a minimum of 10 consecutive trading days prior to April 19, 2010.  The closing bid price of our common shares was $0.42 per share on February 5, 2010. On February 4, 2010, we filed a preliminary proxy statement with the SEC which seeks shareholder approval for a proposal granting our Board of Directors authority to implement up to a one-for-ten reverse split of our common shares, if necessary to obtain compliance with the Rule, although the Board has not definitively decided on such action. Subject to SEC approval of this proxy statement, the shareholder meeting to consider this proposal is scheduled for March 25, 2010. In addition, we have been advised that as a Florida corporation we may implement a reverse split of our common shares without shareholder approval, provided a proportionate reduction is made in the number of our authorized common shares and we provide appropriate advance notice to NASDAQ and other applicable authorities. The terms of certain securities issued by us contain penalty clauses if our common stock is not traded on NASDAQ or a similar national exchange.

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, seeking $14 million in damages plus other fees, costs, interest and other remedies in connection with our termination of the Narrowstep Merger Agreement. After reviewing the complaint, we determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On February 1, 2010 we filed a motion requesting dismissal of most of the counts in the complaint. Furthermore, we do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations. See details in Item 1 of Part II of this 10-Q.

Revenue Recognition

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

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

We include the DMSP and UGC divisions’ revenues, along with the Smart Encoding division’s revenues from hosting, storage and streaming, in the DMSP and Hosting revenue caption. We include the EDNet division’s revenues from equipment sales and rentals and the Smart Encoding division’s revenues from encoding and editorial services in the Other Revenue caption.

Results of Operations

Our consolidated net loss for the three months ended December 31, 2009 was approximately $4.3 million ($0.10 loss per share) as compared to a loss of approximately $7.1 million ($0.17 loss per share) for the comparable period of the prior fiscal year, a decrease in our loss of approximately $2.8 million (39%). The decreased net loss was primarily due to the $3.1 million charge for impairment of goodwill and other intangible assets in the current fiscal year quarter being $2.4 million lower than the $5.5 million charge for such item in the comparable period of the prior fiscal year.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended December 31,
	2009	2008
Revenue:

DMSP and hosting	13.6%	9.1%
Webcasting	34.7	35.7
Audio and web conferencing	39.1	40.1
Network usage	11.2	12.4
Other	1.4	2.7
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	6.2%	3.5%
Webcasting	8.0	10.5
Audio and web conferencing	13.2	9.8
Network usage	4.6	5.4
Other	2.6	3.1
Total costs of revenue	34.6%	32.3%

Gross margin	65.4%	67.7%

Operating expenses:
Compensation	51.0%	54.9%
Professional fees	11.8	9.1
Impairment loss on goodwill and other intangible assets	76.2	125.6
Other general and administrative	13.4	13.8
Depreciation and amortization	13.9	25.0
Total operating expenses	166.3%	228.4%

Loss from operations	(100.9)%	(160.7)%

Other expense, net:
Interest expense	(5.8)%	(3.2)%
Other (expense) income, net	—	0.7
Total other expense, net	(5.8)%	(2.5)%

Net loss	(106.7)%	(163.2)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent

Total revenue	$4,069,113	$4,379,197	$(310,084)	(7.1)%
Total costs of revenue	1,406,476	1,412,877	(6,401)	(0.5)%
Gross margin	2,662,637	2,966,320	(303,683)	(10.2)%

General and administrative expenses	3,099,729	3,410,239	(310,510)	(9.1)%
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000	(2,400,000)	(43.6)%
Depreciation and amortization	567,361	1,093,376	(526,015)	(48.1)%
Total operating expenses	6,767,090	10,003,615	(3,236,525)	(32.4)%

Loss from operations	(4,104,453)	(7,037,295)	(2,932,842)	(41.7)%

Other expense, net	(236,588)	(108,102)	128,486	118.9%

Net loss	$(4,341,041)	$(7,145,397)	$(2,804,356)	(39.2)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.1 million for the three months ended December 31, 2009, a decrease of approximately $310,000 (7.1%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, although revenues of the Digital Media Services Group also decreased during this period.

Audio and Web Conferencing Services Group revenues were approximately $2.1 million for the three months ended December 31, 2009, a decrease of approximately $264,000 (11.3%) from the corresponding period of the prior fiscal year. This decrease was primarily a result of decreased Infinite division revenues arising from the loss of a major customer during the fourth quarter of fiscal 2009, as well as decreased network usage service fees and decreased network equipment sales and rental revenues from the EDNet division, which decreases we believe resulted from a reduction in television and movie production activity in the current quarter in response to a general economic slow-down.

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

Digital Media Services Group revenues were approximately $2.0 million for the three months ended December 31, 2009, a decrease of approximately $46,000 (2.2%) from the corresponding period of the prior fiscal year. This decrease was primarily due to an approximately $154,000 (9.9%) decrease in Webcasting division revenues plus smaller decreases in certain other divisions. However we recorded an approximately $155,000 (39.0%) net increase in DMSP and hosting division revenues over the corresponding period of the prior fiscal year. This increase in DMSP and hosting division revenues included (i) an approximately $53,000 increase in DMSP “Store and Stream” and “Streaming Publisher” revenues and (ii) an approximately $102,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division.

As of December 31, 2009, we had 344 monthly recurring subscribers to the “Store and Stream” and/or “Streaming Publisher” applications of the DMSP, which applications were developed as a focused interface for small to medium business (SMB) clients, as compared to 278 subscribers as of December 31, 2008. Including large DMSP hosting customers supported by our Smart Encoding Division, these customer counts were 363 and 295, respectively. We expect this DMSP customer base to continue to grow, especially as a result of our recent launch of version 2 of “Streaming Publisher”. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The Streaming Publisher upgrade to the DMSP is a key step in our objective to address the developing online video advertising market and includes features such as automated transcoding (the ability to convert media files into multiple file formats), player gallery (the ability to create various video players and detailed usage reports), as well as advanced permissions, security and syndication features. Users of the basic Store and Stream version of the DMSP may easily upgrade to the Streaming Publisher version for a higher monthly fee.

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

We recently introduced our high quality, live mobile video streaming service enabled for iPhone and BlackBerry users. This service, developed with our DMSP technology, is device agnostic, enabling adaptive and segmented streaming to popular mobile devices using Akamai’s network to deliver video in HD or standard definition as well as many popular formats including Adobe Flash, H.264, VP6 and Windows Media/VC-1.

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

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as a final rejection in January 2010. With respect to the final rejection, we have identified two potential avenues for recourse:  (1) file a written response along with a "Request for Continued Examination” with the USPO or (2) file an appeal with the Board of Patent Appeals and Interferences (with or without a "pre-appeal" request for review). We plan to exercise one of these avenues before the April 26, 2010 deadline. Regardless of this, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, as well as a result of sales of the recently launched version of Streaming Publisher, we expect the fiscal 2010 DMSP and hosting revenues (for the year as a whole) to exceed the corresponding fiscal 2009 amounts, although such increase cannot be assured.

As mentioned above, webcasting revenues decreased by 9.9% for the three months ended December 31, 2009 as compared to the corresponding period of the prior fiscal year. However, the number of webcasts produced, approximately 1,900 for the three months ended December 31, 2009, was approximately equal to the number of webcasts for the corresponding period of the prior fiscal year. However the relative proportion of audio to video events increased and since audio events have a lower per-event revenue than video events, the average revenue per webcast event decreased to approximately $770 for the current fiscal year quarter as compared to approximately $817 for the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic.

Although webcasting revenues declined during the fourth quarter of fiscal 2009 from the revenue levels for the first three quarters of that fiscal year, we believe that the increased revenue for the first quarter of fiscal 2010 (compared to the fourth quarter of fiscal 2009) represents the start of a return to those revenue levels we experienced before the fourth quarter of fiscal 2009. Furthermore, we are optimistic with respect to seeing an even greater increase in the level of webcasting revenues during the remainder of fiscal 2010, based on order flow and other sales activity thus far for the second quarter of fiscal 2010, as well as the following factors which we believe will favorably impact our webcasting revenues for the remainder of fiscal 2010:

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

We recognized related revenues for all of the above government-related contracts of approximately $322,000 for the year ended September 30, 2009 and related revenues of approximately $65,000 for the three months ended December 31, 2009.

•
New products and technology - We recently launched iEncode™, a full-featured, turnkey, standalone webcasting solution, designed to operate inside a corporate LAN environment with multicast capabilities. Although we recorded some iEncode revenue during fiscal 2009 and we introduced version 2 (V2) of iEncode™ in June 2009, V2 was not available for delivery to our customers until December 2009. We expect to ship 10 V2 units and supply V2 upgrades to the more than 20 existing installations of the prior version of these appliances (30 total) by the end of the second fiscal 2010 quarter. As a result, we expect iEncode™ sales to increase to more meaningful levels in fiscal 2010, as compared to fiscal 2009.

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

During fiscal 2009, we began the development of the MarketPlace365™ (MP365) platform, which will enable the creation of on-line virtual marketplaces, trade shows and social communities. We will charge each promoter a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace, but we also expect to recognize additional revenue beyond these exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing. The initial version of MP365 will be available for sale by March 2010 and a second more full-featured version will be available for sale by May 2010. We already have several expressions of interest and/or preliminary commitments for MP365 marketplaces from the existing publishers and trade show companies that we have already introduced the product to. We have had very positive feedback from our existing distributors and clients for the initial trial version of this product, and we expect to be able to sign a meaningful number of promoter contracts within the next several months. In December 2009, we announced an agreement with the Tarsus Group plc (“Tarsus”) for them to implement and market MP365 to Tarsus' more than 19,000 trade shows and 2,000 suppliers that are part of their Trade Show News Network, a leading online resource for the trade show, exhibition and event industry. In February 2010, we announced an agreement with the Trade Show Exhibitors Association (“TSEA”) for them to market MP365 to TSEA’s members, vendors and sponsors.  Due to the significant revenue potential from a single MP365 sale, which we estimate to be as much as $250,000 per year, we expect this product will have a significant impact on our future revenues. However, every MP365 sale will not be expected to generate this level of revenue and the attainment of any revenue from a MP365 sale will be subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured.

Due to the anticipated increases in webcasting revenues, the anticipated increases in DMSP and hosting revenues and revenues upon the introduction of MarketPlace365™, all as discussed above, we expect the fiscal 2010 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2009 amounts, although such increase cannot be assured.

Consolidated gross margin was approximately $2.7 million for the three months ended December 31, 2009, a decrease of approximately $304,000 (10.2%) from the corresponding period of the prior fiscal year. This decrease was due to approximately $319,000 less gross margin from the Audio and Web Conferencing Services Group, corresponding to the $264,000 decrease in Audio and Web Conferencing Services Group revenues as discussed above, as well as decreased gross margin percentage on those revenues from 70.8% to 64.4%. Primary reasons for this decreased gross margin percentage were (i) certain costs related to providing webconferencing services that are generally fixed to us and do not vary with utilization (ii) increased costs from purchasing additional “overflow” operating capacity from third parties and (iii) decreases in our per minute charges to certain customers deemed necessary in order to respond to competition. The consolidated gross margin percentage was 65.4% for the three months ended December 31, 2009, versus 67.7% for the corresponding period of the prior fiscal year.

The consolidations of two of our co-location facilities into two other existing locations were completed as scheduled during the second fiscal 2010 quarter. During the third fiscal 2010 quarter, we are planning to discontinue the use of a third-party software application incorporated as part of our DMSP and hosting services in favor of a less costly application. During the fourth fiscal 2010 quarter, we are also planning to reduce the number of telephone switches and/or switch locations used by our Infinite division. These consolidations, as well as recently negotiated reductions in our bandwidth and telephone line and usage rates, are expected to reduce our cost of sales by approximately $400,000 during fiscal 2010, as compared to those costs for fiscal 2009, although such results cannot be assured.

Based primarily on our expectations of increased Digital Media Services Group sales, as well as the cost savings in process and expected to have some impact in fiscal 2010, both as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2010 (for the year as a whole) to exceed the prior fiscal year, although such increase cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $6.8 million for the three months ended December 31, 2009, a decrease of approximately $3.2 million (32.4%) from the corresponding period of the prior fiscal year, primarily due to the $3.1 million charge for impairment of goodwill and other intangible assets in the current fiscal year quarter being $2.4 million lower than the $5.5 million charge for such item in the comparable period of the prior fiscal year. In addition, depreciation and amortization expense and compensation expense each also decreased by approximately $526,000 and $327,000, respectively, in the three months ended December 31, 2009, as compared to those expenses for the corresponding period of the prior fiscal year.

The Intangibles – Goodwill and Other topic of the ASC, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. Although other intangible assets are being amortized to expense over their estimated useful lives, the unamortized balances are still subject to review and adjustment for impairment.

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2008. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of the assets of EDNet as of that date. Although the first step of the two step testing process of the assets of Acquired Onstream and Infinite preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the three months ended December 31, 2008. This $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

We also performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $3.1 million for the three months ended December 31, 2009.

Although we determined that our market value (after certain adjustments as discussed above) exceeded our net book value as of December 31, 2009, if the price of our common stock and our market value were to decline, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising from our next scheduled recurring annual impairment review, which will be as of December 31, 2010.

The valuations of Infinite, EDNet and Acquired Onstream incorporate our management’s estimates of future sales and operating income, which estimates in the cases of Infinite and Acquired Onstream are dependent on products (audio and web conferencing and the DMSP, respectively) from which significant sales increases may be required to support that valuation. Furthermore, even if our market value continues to exceed our net book value, annual reviews for impairment in future periods may result in future periodic write-downs.  Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

The decrease in depreciation and amortization expense for the three months ended December 31, 2009 of approximately $526,000 was 48.1% of that expense for the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment loss we recorded during the three months ended December 31, 2008, which was recorded as a reduction of the historical depreciable cost basis of those assets as of that date.

The decrease in compensation expense for the three months ended December 31, 2009 of approximately $327,000 was 13.6% of that expense for the corresponding period of the prior fiscal year. Effective October 1, 2009, a significant portion of our workforce, including all of management, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow. This action, as well as payroll cost reduction actions we took primarily during February and March 2009, represent anticipated compensation expense reductions of approximately $1.3 million for fiscal 2010, as compared to fiscal 2009, and are the primary reason for the decreased compensation expense for the first quarter of fiscal 2010.  Regardless of the above, it is possible that some or all of these savings (approximately $850,000 for the remaining three quarters of fiscal 2010) will be offset by compensation cost increases as a result of other actions we may deem necessary during the remainder of fiscal 2010 as compared to the corresponding fiscal 2009 period.

Based primarily on expected reductions in depreciation and amortization expense and in compensation expense for fiscal 2010 compared to fiscal 2009 as discussed above, we expect our consolidated operating expenses for fiscal year 2010 to be less than the corresponding prior year amounts (excluding any reduction arising from fiscal 2010 reductions in goodwill impairment charges or acquisition cost write-offs as compared to those costs in fiscal 2009), although this cannot be assured.

Other Expense

Other expense of approximately $237,000 for the three months ended December 31, 2009 represented an approximately $128,000 (118.9%) increase as compared to the corresponding period of the prior fiscal year. This additional expense was primarily related to an increase in interest expense of approximately $96,000, arising from a much higher level of interest bearing debt, as well as increased effective interest rates, for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. As of September 30, 2009, we had outstanding interest bearing debt with a total face amount of approximately $3.8 million, which was primarily comprised of (i) approximately $1.4 million in borrowings outstanding for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at prime plus 11% (14.25%) as of September 30, 2009, (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million and bearing interest expense at 12% per annum and (iii) the Rockridge Note balance of approximately $1.4 million and incurring interest expense at 12% per annum. In addition to these stated interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts. As compared to the approximately $3.8 million of interest bearing debt as of September 30, 2009, the total was approximately $2.9 million as of September 30, 2008. In addition to this debt increase of approximately $900,000 during fiscal 2009, the interest rate on our working capital line of credit increased from prime plus 8% (13.0%) as of September 30, 2008 to 14.25% as of September 30, 2009 and the Rockridge Note, which did not exist until April 2009, carries an effective interest rate of approximately 28.0% per annum (after the September 2009 amendment).

As discussed above our collateralized line of credit arrangement (the “Line”) was amended in December 2009 and as a result the borrowing limit was increased to $2.0 million and the interest rate modified to be 13.5% per annum, adjusted for future changes in the prime rate, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The interest rate at the time of the amendment was 14.25% per annum (prime rate plus 11%) but there was no monitoring fee. Based on the outstanding balance of approximately $1.6 million under the Line as of December 31, 2009, the amended terms would represent increased interest expense, including the monitoring fee, of approximately $40,000 per year.

Based on the increased outstanding balance as well as the increased interest rate on the Line effective in December 2009, the Rockridge note being outstanding for a full year in fiscal 2010 as compared to a portion of fiscal 2009, an additional borrowing of $500,000 under the Rockridge Note on October 29, 2009, an additional borrowing under the CCJ Note on December 29, 2009, an additional borrowing of $250,000 under the Greenberg Note on January 13, 2010, and potential further borrowings in fiscal 2010 in order to address our working capital deficit, we anticipate our interest expense during fiscal 2010 to be greater than it was in fiscal 2009.

Liquidity and Capital Resources

Our financial statements for the three months ended December 31, 2009 reflect a net loss of approximately $4.3 million and cash used in operations for that period of approximately $524,000. Although we had cash of approximately $331,000 at December 31, 2009, our working capital was a deficit of approximately $2.1 million at that date.

During the three months ended December 31, 2009, we obtained financing from two primary sources – (i) the Line, collateralized by our accounts receivable, under which we borrowed approximately $217,000 (net of repayments) during the quarter and (ii) the Rockridge Note, collateralized by all our assets not pledged under the Line, under which we borrowed approximately $425,000 (net of repayments) during the quarter. We also borrowed $250,000 on January 13, 2010 under the terms of the unsecured subordinated convertible Greenberg Note.

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.3 million as of February 5, 2010) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, but no later than December 2011, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. We have not been in compliance with certain loan covenants through June 30, 2009, although the Lender has granted waivers through that date. In December 2009 the Lender agreed that (i) we are not required to comply with the debt service coverage covenant for the quarter ended September 30, 2009 and the next compliance date for this covenant will be September 30, 2010 and (ii) effective for the quarter ended September 30, 2009, we are no longer required to comply with the minimum tangible net worth covenant. Based on the outstanding balance of approximately $1.6 million under the Line as of December 31, 2009, the amended terms would represent increased interest expense, including the monitoring fee, of approximately $40,000 per year.

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

The Rockridge Note is repayable in equal monthly installments of $45,202 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable at the Maturity Date and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. Upon notice from Rockridge at any time after September 4, 2010 and prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of ONSM common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of ONSM common stock. The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 2,200,000 restricted shares of our common stock (the “Shares”). The value of those shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the shares are sold for an average share price less than the minimum of $0.20 per share.

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

On January 13, 2010 we borrowed $250,000 from Greenberg Capital (“Greenberg”) under the terms of an  unsecured subordinated convertible note (the “Greenberg Note”), which is repayable in principal installments of $13,000 per month beginning March 1, 2010, with the final payment on December 31, 2010, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Greenberg Note is convertible into common stock at Greenberg’s option at a price equal to 85% of the weighted average share price for the five days prior to conversion, such conversion price to be no less than $0.40 per share.

The Greenberg Note provides for (i) our issuance of 125,000 unregistered common shares upon receipt of the funds and our issuance of 125,000 unregistered common shares if the loan is still outstanding after 6 months (ii) our payment of $2,500 in legal fees incurred by Greenberg and (iii) the option to prepay up to $12,500 of interest in the form of shares, based on the weighted average share price for the five days prior, which we exercised by the issuance of 41,667 unregistered common shares. The effective rate of the Greenberg Note is approximately 50.2% per annum, assuming a one year loan term.

We may prepay the Greenberg Note at any time with ten days notice, provided that Greenberg may convert the outstanding balance to common shares during such ten day period. If we successfully conclude a financing in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note. In the event the Greenberg Note is prepaid during the first six months, we shall incur a prepayment penalty of 125,000 unregistered common shares. In the event of a default, we will be obligated to pay Greenberg an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares.

During December 2009, we received funding commitment letters (“Letters”) executed by three (3) entities agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. The funding under the Letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that the debt (i) would be unsecured and subordinated to our other debts, (ii) would be subject to approval by our other creditors having the right of such pre-approval, (iii) would provide for no principal or interest payments in cash prior to December 31, 2010, although, at our option, consideration may be given in the form of equity issued before that date and (iv) would provide that any cash repayment of principal after that date would be in equal monthly installments over at least one year but no greater than four years. The rate of return on such debt, including cash and equity consideration given, would be negotiable based on market values at the time of funding but in any event would be not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum (such rate including the cash coupon rate plus the fair value of our shares given and/or the Black-Scholes valuation of debt conversion features and/or issuance of options and/or warrants).  As consideration for these Letters, the issuing entities received an aggregate of seventy-five thousand (75,000) unregistered shares. One of the Letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors. Furthermore, certain principals of Triumph Small Cap Fund, which provided one of the Letters, for $250,000, are also principals in Greenberg Capital and may require us to release Triumph Small Cap Fund from their commitment under that Letter as a condition of the financing we received from Greenberg Capital in January 2010 under the Greenberg Note, as well as a February 2010 modification to the Greenberg Note.

We are currently obligated under convertible Equipment Notes with a face value of $1.0 million which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2009, we elected to issue 209,500 unregistered shares of our common stock to the Investors in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2009 through October 2009, which was recorded as interest expense of $77,515 on our books, based on the fair value of those shares on the issuance date. The next interest due date is April 30, 2010 and the principal is not due before June 2011. The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the holder’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $0.80 per share. In the event the Notes are converted prior to maturity (June 3, 2011), interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

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

The effective interest rate of the CCJ Note is approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares, which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also includes 11.2% per annum related to dividends that will accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. The unamortized portion of the debt discount, which will be amortized as interest expense over the four year term of the CCJ Note, was $141,018 at December 31, 2009.

Projected capital expenditures for the twelve months ended December 31, 2010 total approximately $1.4 million which includes software and hardware upgrades to the DMSP, the webcasting system (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the introduction and establishment of the MarketPlace365 platform. This total includes the payment of approximately $403,000 reflected by us as accounts payable at December 31, 2009 (which will not be reflected as capital expenditures in our cash flow statement until paid).  This total also includes at least $867,000 of projected capital expenditures which we have determined may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations. In addition, approximately $115,000 of the Narrowstep acquisition costs written off by us during fiscal 2009 are included in accounts payable as of December 31, 2009 and will not be reflected as capital expenditures in our cash flow statement until paid. Pursuant to a legal settlement, we paid $50,000 of this amount in January 2010 and are obligated to pay the balance during March 2010.

On March 18, 2009, we terminated the Merger Agreement for the acquisition of Narrowstep, which Merger Agreement we had first entered into on May 29, 2008 and then was amended twice (on August 13, 2008 and on September 15, 2008). The Merger Agreement could be terminated by either Onstream or Narrowstep at any time after November 30, 2008 provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep. On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts. Our brief in support of the motion is due on February 18, 2010, Narrowstep’s response is due March 22, 2010 and our reply is due April 6, 2010. A hearing would be held sometime thereafter. Regardless of the ultimate decision with regard to this motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations.

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

We have estimated that, based on the above reductions in our expenditure levels, we will require an approximately 2% increase in our consolidated revenues in fiscal 2010, as compared to fiscal 2009, in order to adequately fund our minimum anticipated expenditures (including debt service and a basic level of capital expenditures) through September 30, 2010.  We have estimated that, in addition to this ongoing revenue increase, we will also require aggregate financing of approximately $500,000, (funded over several months starting in January 2010 and in addition to the $500,000 loan proceeds received from Rockridge in October 2009 and the $250,000 loan proceeds received from Greenberg in January 2010) to adequately address our current working capital deficit, to the extent past due vendor and other payments are believed by us to be necessary for us to continue our operations.

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

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $0.50 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $0.50 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

As of February 5, 2010, we have issued 35,000 shares of Series A-13. Any shares of Series A-13 that are still outstanding as of December 31, 2011 will automatically convert into our common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $1.50 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

Our accumulated deficit was approximately $118.5 million at December 31, 2009. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

Other than working capital which may become available to us from further borrowing or sales of equity (including but not limited to proceeds from the Letters as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that the issuers of the Letters will be willing and/or able to provide cash upon our request and/or that we will be able to borrow further funds and/or sell the unissued portion of the authorized Series A-13 or other forms of equity or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash used in operating activities was approximately $524,000 for the three months ended December 31, 2009, as compared to approximately $9,000 provided by operations for corresponding period of the prior fiscal year. The $524,000 reflects our net loss of approximately $4.3 million, reduced by approximately $4.2 million of non-cash expenses included in that loss and increased by approximately $413,000 arising from a net increase in non-cash working capital items during the period. The net increase in non-cash working capital items for the three months ended December 31, 2009 is primarily due to an approximately $398,000 increase in accounts receivable. This compares to a net decrease in non-cash working capital items of approximately $234,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the three months ended December 31, 2009 were $3.1 million arising from a charge for impairment of goodwill and other intangible assets, approximately $567,000 of depreciation and amortization, approximately $262,000 of employee compensation expense arising from the issuance of stock and options and approximately $169,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $263,000 for the three months ended December 31, 2009 as compared to approximately $363,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities primarily related to the acquisition of property and equipment.

Cash provided by financing activities was approximately $576,000 for the three months ended December 31, 2009 as compared to approximately $295,000 for the corresponding period of the prior fiscal year. Current and prior period financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments. The prior year period also included proceeds from the sale of A-12 preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $15.7 million at December 31, 2009, representing approximately 70% of our total assets and approximately 106% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2009 includes approximately $1.8 million (net of depreciation) related to the DMSP and other capitalized internal use software, representing approximately 8% of our total assets and approximately 12% of the book value of shareholder equity.

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

We follow a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations. We will closely monitor and evaluate all such factors as of March 31, 2010 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in internal control over financial reporting:

As required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, we have carried out an evaluation of changes in our internal control over financial reporting during the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and is seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we have determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts. Our brief in support of the motion is due on February 18, 2010, Narrowstep’s response is due March 22, 2010 and our reply is due April 6, 2010. A hearing would be held sometime thereafter. Regardless of the ultimate decision with regard to this motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material impact on our financial position or results of operations.

On May 26, 2009, we were served with a complaint filed in Broward County, Florida, for a breach of contract claim against us by a firm seeking compensation for legal services allegedly rendered to us, plus court costs, in the amount of approximately $383,000. In January 2010, we settled this complaint for the $115,000 we had accrued for this matter on our financial statements as of December 31 and September 30, 2009. In addition to a $50,000 payment we made in January 2010, the settlement requires our payment of $32,500 on or before March 1, 2010 and $32,500 on or before March 31, 2010. The settlement provides that we would become liable for the entire suit amount if we do not make these payments within 3 business days after receiving a notice of non-payment. We believe that the ultimate resolution of the matter will not have a material adverse effect on our financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2010 we borrowed $250,000 from Greenberg Capital (“Greenberg”) under the terms of an  unsecured subordinated convertible note (the “Greenberg Note”), which is repayable in principal installments of $13,000 per month beginning March 1, 2010, with the final payment on December 31, 2010, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Greenberg Note is convertible into common stock at Greenberg’s option at a price equal to 85% of the weighted average share price for the five days prior to conversion, such conversion price to be no less than $0.40 per share.

The Greenberg Note provides for (i) our issuance of 125,000 unregistered common shares upon receipt of the funds and our issuance of 125,000 unregistered common shares if the loan is still outstanding after 6 months (ii) our payment of $2,500 in legal fees incurred by Greenberg and (iii) the option to prepay up to $12,500 of interest in the form of shares, based on the weighted average share price for the five days prior, which we exercised by the issuance of 41,667 unregistered common shares.

We may prepay the Greenberg Note at any time with ten days notice, provided that Greenberg may convert the outstanding balance to common shares during such ten day period. If we successfully conclude a financing in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note. In the event the Greenberg Note is prepaid during the first six months, we shall incur a prepayment penalty of 125,000 unregistered common shares. In the event of a default, we will be obligated to pay Greenberg an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares.

On January 25, 2010 we entered into a consulting agreement with an entity to assist us in such matters as stockholder relations, introduction to market makers and solicitation of analyst coverage.  The fee for these services for the two year contract term would be 1.1 million restricted common shares. 420,000 of these shares have been earned as of February 10, 2010 and the remaining shares are issuable at various times through April 5, 2010, although the agreement allows the installment dates of the payments to be adjusted by us and also allows for the agreement to be cancelled by either party with thirty (30) days notice. The already issued shares will result in a professional fees expense of approximately $176,000 over the service period, based on the current $0.42 market value of an ONSM common share as of February 5, 2010. None of these shares were or will be issued to our directors or officers.

On September 15, 2009, we entered into one-year consulting agreements with two entities for services relating to financial structure and business development, including the identification, evaluation, structuring, negotiating and closing of joint ventures, strategic alliances and business acquisitions as well as the financial structure and financing of such transactions. These agreements called for the issuance of options to purchase an aggregate of 1,000,000 of our common shares at exercise prices ranging from $0.50 to $1.00 per share, such options issuable at various intervals during the contract term. As of December 31, 2009, we had recognized aggregate professional fee expense of $52,000 based on the Black-Scholes value of the options issued under these contracts. Effective January 29, 2010, we agreed to modify these agreements to replace the options (including those already issued) with the issuance of an aggregate of 475,000 restricted common shares, 325,000 shares issuable immediately and the remainder to be issued at various intervals during the remaining contract term. The contract is cancellable by us at any time and the already issued shares will result in a professional fees expense of approximately $200,000 over the remaining service period, based on the current $0.42 market value of an ONSM common share as of February 5, 2010. None of these shares were or will be issued to our directors or officers.

During the period from January 1, 2010 through February 16, 2010, we recorded the issuance of 33,096 unregistered shares of common stock for financial consulting and advisory services, excluding the shares issued under the contracts discussed above. The services will be provided over a period of three months, and will result in a professional fees expense of approximately $14,000 over the service period, based on the current $0.42 market value of an ONSM common share as of February 5, 2010. None of these shares were issued to our directors or officers.

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

Date: February 16, 2010

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer