Form 10-Q
period 2010-03-31
Onstream Media CORP
filed 2010-05-17
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 7, 2010 the registrant had issued and outstanding 7,739,626 shares of common stock (after giving effect to a 1-for-6 reverse stock split that was effective on April 5, 2010).

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements	4

Unaudited Consolidated Balance Sheet at March 31, 2010 and Consolidated Balance Sheet at September 30, 2009	4

Unaudited Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2010 and 2009	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 31, 2010	6

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 54

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	55 – 78

Item 4 - Controls and Procedures	79

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	80

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3 – Defaults upon Senior Securities	82

Item 4 – Submission of Matters to a Vote of Security Holders	82

Item 5 – Other Information	82

Item 6 - Exhibits	82

Signatures	82

A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. Except as otherwise indicated, all related amounts reported in our consolidated financial statements and in this 10-Q, including common share quantities, convertible debenture conversion prices and exercise prices of options and warrants, have been retroactively adjusted for the effect of this reverse stock split.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting the Company's operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2010. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$710,485	$541,206
Accounts receivable, net of allowance for doubtful accounts of $291,035 and $241,298, respectively	2,856,848	2,189,252
Prepaid expenses	612,805	356,963
Inventories and other current assets	118,200	198,960
Total current assets	4,298,338	3,286,381

PROPERTY AND EQUIPMENT, net	2,911,381	3,083,096
INTANGIBLE ASSETS, net	1,545,935	2,499,150
GOODWILL, net	13,996,948	16,496,948
OTHER NON-CURRENT ASSETS	122,276	118,398

Total assets	$22,874,878	$25,483,973

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,776,935	$2,384,344
Accrued liabilities	1,176,480	1,199,843
Amounts due to directors and officers	257,015	229,908
Deferred revenue	159,014	163,198
Notes and leases payable – current portion, net of discount	1,940,719	1,615,891
Convertible debentures, net of discount	541,651	-
Series A-12 Convertible Preferred stock – redeemable portion, net of discount	-	98,000
Total current liabilities	6,851,814	5,691,184

Notes and leases payable, net of current portion	618,662	505,061
Convertible debentures, net of discount	1,317,585	1,109,583
Total liabilities	8,788,061	7,305,828

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-12 Convertible Preferred stock, par value $.0001 per share, authorized 100,000 shares, -0- and 70,000 issued and outstanding, respectively	-	7
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 35,000 and -0- issued and outstanding, respectively	3	-
Common stock, par value $.0001 per share, authorized 75,000,000 shares, 7,739,626 and 7,388,783 issued and outstanding, respectively	774	739
Additional paid-in capital	133,825,182	132,299,589
Unamortized discount	(6,747)	(12,000)
Accumulated deficit	(119,732,395)	(114,110,190)
Total stockholders’ equity	14,086,817	18,178,145

Total liabilities and stockholders’ equity	$22,874,878	$25,483,973

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
REVENUE:
DMSP and hosting	$1,067,373	$868,489	$515,148	$471,114
Webcasting	2,873,542	2,913,536	1,463,535	1,349,348
Audio and web conferencing	3,242,522	3,653,021	1,652,561	1,896,052
Network usage	894,637	1,031,935	438,424	490,195
Other	124,733	294,877	64,026	175,952
Total revenue	8,202,807	8,761,858	4,133,694	4,382,661

COSTS OF REVENUE:
DMSP and hosting	487,778	307,298	234,770	152,047
Webcasting	791,914	905,646	465,003	444,352
Audio and web conferencing	994,816	863,486	459,119	433,447
Network usage	382,314	454,976	194,672	220,686
Other	206,081	262,106	102,863	130,103
Total costs of revenue	2,862,903	2,793,512	1,456,427	1,380,635

GROSS MARGIN	5,339,904	5,968, 346	2,677,267	3,002,026

OPERATING EXPENSES:
General and administrative:
Compensation	4,252,712	4,909,122	2,176,335	2,505,283
Professional fees	918,113	661,754	440,054	263,156
Other	1,111,205	1,209,704	565,912	601,902
Write off deferred acquisition costs	-	540,007	-	540,007
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000	-	-
Depreciation and amortization	1,116,161	2,011,451	548,800	918,075
Total operating expenses	10,498,191	14,832,038	3,731,101	4,828,423

Loss from operations	(5,158,287)	(8,863,692)	(1,053,834)	(1,826,397)

OTHER EXPENSE, NET:
Interest expense	(537,929)	(262,472)	(302,529)	(123,292)
Other income, net	95,011	33,599	96,199	2,521

Total other expense, net	(442,918)	(228,873)	(206,330)	(120,771)

Net loss	$(5,601,205)	$(9,092,565)	$(1,260,164)	$(1,947,168)

Loss per share – basic and diluted:
Net loss per share	$(0.75)	$(1.27)	$(0.17)	$(0.27)
Weighted average shares of common stock outstanding – basic and diluted	7,512,738	7,176,367	7,596,482	7,227,788

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2010
(unaudited)

	Series A- 12 Preferred Stock		Series A- 13 Preferred Stock		Common Stock*		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2009	70,000	$7	-	$-	7,388,783	$739	$132,299,589	$(12,000)	$(114,110,190)	$18,178,145
Issuance of shares, warrants and options for consultant services	-	-	-	-	159,267	16	443,650	-	-	443,666
Issuance of options for employee services	-	-	-	-	-	-	444,458	-	-	444,458
Surrender of Series A-12 preferred for Series A-13 preferred	(35,000)	(4)	35,000	3	-	-	108,500	(6,747)	-	101,752
Reclassification of redeemable portion of Series A-12 preferred as equity	-	-	-	-	-	-	100,000	(2,000)	-	98,000
Issuance of common shares, or right to obtain common shares, for financing fees	-	-	-	-	12,500	1	116,249	-	-	116,250
Common shares and warrants issued for interest and fees on convertible debentures	-	-	-	-	120,743	12	312,739	-	-	312,751
Conversion of Series A-12 preferred to common shares	(35,000)	(3)	-	-	58,333	6	(3)	-	-	-
Dividends accrued or paid on Series A-12 preferred	-	-	-	-	-	-	-	14,000	(14,000)	-
Dividends accrued or paid on Series A-13 preferred	-	-	-	-	-	-	-	-	(7,000)	(7,000)
Net loss	-	-	-	-	-	-	-	-	(5,601,205)	(5,601,205)

Balance, March 31, 2010	-	$-	35,000	$3	7,739,626	$774	$133,825,182	$(6,747)	$(119,732,395)	$14,086,817

The accompanying notes are an integral part of these consolidated financial statements.

* A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. Except as otherwise indicated, all related amounts reported in these consolidated financial statements, including common share quantities, convertible debenture conversion prices and exercise prices of options and warrants, have been retroactively adjusted for the effect of this reverse stock split.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,601,205)	$(9,092,565)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000
Depreciation and amortization	1,116,161	2,011,451
Write off deferred acquisition costs	-	540,007
Amortization of deferred professional fee expenses paid with equity	246,351	114,822
Compensation expenses paid with equity	444,458	430,136
Amortization of discount on convertible debentures	106,146	36,731
Amortization of discount on notes payable	114,101	12,110
Interest expense paid in common shares and options	67,040	31,103
Bad debt expense	49,737	81,902
Gain from settlements of obligations and sales of equipment	(86,352)	(32,246)
Net cash (used in) operating activities, before changes in current assets and liabilities	(443,563)	(366,549)
Changes in current assets and liabilities:
(Increase) in accounts receivable	(746,577)	(130,089)
(Increase) Decrease in prepaid expenses	(44,430)	17,140
Decrease (Increase) in inventories and other current assets	62,783	(18,203)
Increase in accounts payable, accrued liabilities and amounts due to directors and officers	820,050	852,430
(Decrease) in deferred revenue	(4,184)	(5,670)
Net cash (used in) provided by operating activities	(355,921)	349,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(593,350)	(555,899)
Narrowstep acquisition costs (written off to expense in March 2009)	(115,000)	(147,649)
Net cash (used in) investing activities	(708,350)	(703,548)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued)

	Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$955,380	$443,378
Proceeds from convertible debentures	835,000	-
Proceeds from sale of A-12 preferred shares, net of expenses	-	200,000
Proceeds from sale of A-13 preferred shares, net of expenses	(6,747)	-
Repayment of notes and leases payable	(537,083)	(457,542)
Repayment of convertible debentures	(13,000)	-
Net cash provided by financing activities	1,233,550	185,836

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169,279	(168,653)

CASH AND CASH EQUIVALENTS, beginning of period	541,206	674,492

CASH AND CASH EQUIVALENTS, end of period	$710,485	$505,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$312,885	$144,637

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares, warrants and options for consultant services	$443,666	$71,867
Issuance of shares and options for employee services	$444,458	$430,136
Issuance of A-10 preferred shares for A-10 dividends	$-	$29,938
Issuance of common shares for A-12 dividends	$-	$64,000
Issuance of common shares and warrants for interest	$312,751	$69,520
Issuance of common shares for A-10 preferred shares and dividends	$-	$186,318
Issuance of common shares, or right to obtain common shares, for financing fees	$116,250	$-
Issuance of A-12 preferred shares for A-10 preferred shares	$-	$600,000
Issuance of A-13 preferred shares for A-12 preferred shares	$350,000	$-
Issuance of common shares for A-12 preferred shares	$350,000	$-
Conversion of short-term advance to convertible debenture	$200,000	$-
Declaration of dividends payable on A-13 preferred shares	$7,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $119.7 million as of March 31, 2010. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2009, we had a net loss of approximately $11.8 million, although cash provided by operations for that period was approximately $322,000. For the six months ended March 31, 2010, we had a net loss of approximately $5.6 million and cash used in operations for that period was approximately $356,000. Although we had cash of approximately $710,000 at March 31, 2010, our working capital was a deficit of approximately $2.6 million at that date.

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

During February 2009, we took actions to reduce our operating costs, primarily personnel related, by approximately $65,000 per month. During October 2009, we took additional actions to reduce our operating costs, primarily personnel related, by another approximately $62,000 per month. We recently began to identify and implement certain infrastructure related cost savings, which actions have reduced our costs of revenue by approximately $34,000 per month as of March 31, 2010 and we expect will reduce our costs of revenue by another approximately $21,000 per month, once fully implemented by the end of fiscal 2010.

We have estimated that, including the above reductions in our expenditure levels, we would require an approximately 13-17% increase in our consolidated revenues for the remainder of fiscal 2010, as compared to the corresponding period of fiscal 2009, in order to adequately fund our minimum anticipated expenditures (including debt service and a basic level of capital expenditures) through September 30, 2010.  We have estimated that, in addition to this ongoing revenue increase, we will also require additional near-term debt or equity financing of approximately $250,000 (in addition to the $250,000 loan proceeds we received in May 2010 – see note 9) to adequately address past due liabilities we believe are necessary to pay to continue our operations. If we were to obtain financing in excess of this $250,000, the required revenue increase could be less than as stated above.

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
MARCH 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During December 2009, we received funding commitment letters (“Letters”) executed by three entities agreeing to provide us, within twenty days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. Funding under the Letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that the debt (i) would be unsecured and subordinated to our other debts, (ii) would be subject to approval by our other creditors having the right of such pre-approval, (iii) would provide for no principal or interest payments in cash prior to December 31, 2010, although, at our option, consideration may be given in the form of equity issued before that date and (iv) would provide that any cash repayment of principal after that date would be in equal monthly installments over at least one year but no greater than four years. The rate of return on such debt, including cash and equity consideration given, would be negotiable based on market values at the time of funding but in any event would be not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum (such rate including the cash coupon rate plus the fair value of our shares given and/or the Black-Scholes valuation of debt conversion features and/or issuance of options and/or warrants).  As consideration for these Letters, the issuing entities received an aggregate of 12,500 unregistered shares. One of the Letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors. Furthermore, certain principals of Triumph Small Cap Fund, which provided one of the Letters, for $250,000, are also principals in Greenberg Capital and required us to release Triumph Small Cap Fund from their commitment under that Letter, as part of a February 2010 modification to the Greenberg Note – see note 4.

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. Although there is no assurance that we will make sales under that Shelf Registration, or if we do make such sales what the timing or proceeds will be, we anticipate that the first approximately $900,000 of such proceeds will be used to repay the outstanding balances due under the Greenberg Note, the Wilmington Notes and the Lehmann Note – see notes 4 and 9. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval.

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

Reverse stock split

A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. Except as otherwise indicated, all related amounts reported in these consolidated financial statements, including common share quantities, convertible debenture conversion prices and exercise prices of options and warrants, have been retroactively adjusted for the effect of this reverse stock split.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to directors and officers approximate fair value due to the short maturity of the instruments. The carrying amounts of the current portion of notes, debentures and leases payable approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry.

Effective October 1, 2008, we adopted the provisions of the Fair Values Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”), with respect to our financial assets and liabilities, identified based on the definition of a financial instrument contained in the Financial Instruments topic of the ASC. This definition includes a contract that imposes a contractual obligation on us to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. We have determined that the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note and the Equipment Notes discussed in note 4 and the redeemable portion of the Series A-12 (preferred stock) discussed in note 6 are financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC. This is further discussed in “Effects of Recent Accounting Pronouncements” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

We have determined that there are no Level 1 inputs for determining the fair value of the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes or the redeemable portion of the Series A-12. However, we have determined that the fair value of the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under our line of credit arrangement (the “Line”) as discussed in note 4 and the value of conversion rights contained in those arrangements, based on the relevant aspects of the same Black Scholes valuation model used by us to value our options and warrants. We have also determined that the fair value of the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 as of October 1, 2008, March 31, 2009, September 30, 2009, or March 31, 2010 (to the extent each of those liabilities were outstanding on each of those dates) and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the six and three months ended March 31, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
MARCH 31, 2010

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of March 31, 2010 and September 30, 2009 was immaterial in relation to our recorded liabilities at those dates.

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
MARCH 31, 2010

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

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $148,000 and $169,000 for the six months ended March 31, 2010 and 2009, and approximately $84,000 and $65,000 for the three months ended March 31, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $34.6 million as of March 31, 2010, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the six and three months ended March 31, 2010 and 2009.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of March 31, 2010 or September 30, 2009, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the six and three months ended March 31, 2010 and 2009. The tax years ending September 30, 2006 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $687,000 and $661,000 as of March 31, 2010 and September 30, 2009, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “2007 Plan”) for our employees. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the six and three months ended March 31, 2010 and 2009 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. There were no 2007 Plan options granted during the three months ended March 31, 2010. For 2007 Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was 88%, the risk-free interest rate was 2.5%, expected dividends were $0 and the expected term was 5 years, the full term of the related options. There were no 2007 Plan options granted during the six months ended March 31, 2009.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the three months ended March 31, 2010. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was 91 to 99%, the risk-free interest rate was 1.9 to 2.6%, expected dividends were $0 and the expected term was 4 to 5 years, the full term of the related options. There were no Non-Plan options granted during the six months ended March 31, 2009.

See Note 8 for additional information related to all stock option issuances.

Net Loss Per Share

For the six and three months ended March 31, 2010 and 2009, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding – see discussion of reverse stock split above.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 2,043,398 and 2,534,753 at March 31, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share (continued)

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could potentially convert into 116,667 shares of ONSM common stock, (ii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 208,333 shares of our common stock (excluding interest), (iii) 366,667 restricted shares of our common stock for the origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (iv) the $500,000 convertible portion of the Rockridge Note which could potentially convert into up to 208,333 shares of our common stock, (v) the $200,000 CCJ Note, which could potentially convert into up to 66,667 shares of our common stock, (vi) the $237,000 remaining outstanding balance of the Greenberg Note, which could potentially convert into up to 98,750 shares of our common stock, and (vii) the $500,000 outstanding balance of the Wilmington Notes, which could potentially convert into up to 179,272 shares of our common stock.

Furthermore, if we sell all or substantially all of our assets prior to the repayment of the Rockridge Note, the remaining outstanding principal amount of the Rockridge Note may be converted into restricted shares of our common stock, which would have been 502,563 shares as of March 31, 2010 (in addition to the 208,333 shares noted above).

The potential dilutive effects of the following convertible securities previously outstanding at March 31, 2009 were excluded from the calculation of weighted average shares outstanding: (i) 80,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) which could have potentially converted into 133,333 shares of our common stock and (ii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest).

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including inventories and other current asset balance sheet groupings, property and equipment footnote category classifications and classifications between accounts payable, accrued liabilities and amounts due to directors and officers. Also see discussion of reverse stock split above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2009. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of March 31, 2010, the results of our operations for the six and three months ended March 31, 2010 and 2009 and our cash flows for the six months ended March 31, 2010 and 2009. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2010.

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

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  Certain provisions of this guidance were first effective for our fiscal year beginning October 1, 2009. Had these provisions been in effect prior to that date, the $540,007 currently reflected as a write off of those costs for the six and three months ended March 31, 2009 would have been replaced by an expense of $121,948 and $77,917, respectively, the amount of such costs incurred during each of those periods.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

In January 2010, the FASB issued ASC update number 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010-06 requires new and revised disclosures for recurring or non-recurring fair value measurements, specifically related to significant transfers into and out of Levels 1 and 2, and for purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements. Update 2010-06 also clarifies existing disclosures related to the level of disaggregation and the inputs and valuation techniques used for fair value measurements. The new disclosures and clarifications of existing disclosures about fair value measurements were effective January 1, 2010. However, the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements are not effective until our fiscal year ended September 30, 2012. Our adoption of Update 2010-06 did not, and is not expected to, have a material impact on our financial position, results of operations or cash flows.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued ASC update number 2010-09, which amended ASC Topic 855 (Subsequent Events), effective upon issuance, to remove the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. Our adoption of this guidance was limited to the form and content of disclosures and did not have a material impact on our consolidated financial statements.

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:
	March 31, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$11,100,887	$-	$11,100,887
Acquired Onstream	4,121,401	-	4,121,401	4,121,401	-	4,121,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	13,996,948	-	13,996,948	16,496,948	-	16,496,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and Consulting/non- competes	3,783,604	(2,390,082)	1,393,522	4,383,604	(2,061,105)	2,322,499
Auction Video - customer lists, patent pending and consulting/non- competes	1,117,643	(965,230)	152,413	1,110,671	(934,020)	176,651
Total intangible assets	4,901,247	(3,355,312)	1,545,935	5,494,275	(2,995,125)	2,499,150

Total goodwill and other acquisition-related intangible assets	$18,898,195	$(3,355,312)	$15,542,883	$21,991,223	$(2,995,125)	$18,996,098

Infinite Conferencing – April 27, 2007

On April 27, 2007 we completed the acquisition of Infinite Conferencing LLC (“Infinite”), a Georgia limited liability company. The transaction, by which we acquired 100% of the membership interests of Infinite, was structured as a merger by and between Infinite and our wholly-owned subsidiary, Infinite Conferencing, Inc. (the “Infinite Merger”). The primary assets acquired, in addition to Infinite’s ongoing audio and web conferencing operations, were accounts receivable, equipment, internally developed software, customer lists, trademarks, URLs (internet domain names), favorable supplier terms and employment and non-compete agreements. The consideration for the Infinite Merger was a combination of $14 million in cash and restricted shares of our common stock valued at approximately $4.0 million, for an aggregate purchase price of approximately $18.2 million, including transaction costs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As discussed in “Testing for Impairment” below, this initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $1.1 million, were included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the six months ended March 31, 2009. Furthermore, the Infinite goodwill was determined to be further impaired as of December 31, 2009 and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million as of that date. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $3.1 million, were reflected in our results of operations for the six months ended March 31, 2010, as a charge for impairment of goodwill and other intangible assets.

Auction Video – March 27, 2007

On March 27, 2007 we completed the acquisition of the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). The Auction Video, Inc. transaction was structured as a purchase of assets and the assumption of certain identified liabilities by our wholly-owned U.S. subsidiary, AV Acquisition, Inc. The Auction Video Japan, Inc. transaction was structured as a purchase of 100% of the issued and outstanding capital stock of Auction Video Japan, Inc. The acquisitions were made with a combination of restricted shares of our common stock valued at approximately $1.5 million issued to the stockholders of Auction Video Japan, Inc. and $500,000 cash paid to certain stockholders and creditors of Auction Video, Inc., for an aggregate purchase price of approximately $2.0 million, including transaction costs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as a final rejection in January 2010. On April 21, 2010 we filed a written response to this final rejection with the USPO, along with a "Request for Continued Examination”. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

On December 5, 2008 we entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of our outstanding assets and liabilities connected with that operation, in exchange for non-exclusive rights to sell our products in Japan and be compensated on a commission-only basis. As a result, we recognized other income of approximately $45,000 for the six months ended March 31, 2009, which is the difference between the assumed liabilities of approximately $84,000 and the assumed assets of approximately $39,000. It is the opinion of our management that any further developments with respect to this shut down or the above agreement will not have a material adverse effect on our financial position or results of operations.

As discussed in “Testing for Impairment” below, the carrying value of the initially recorded identifiable intangible assets acquired as part of the Auction Video Acquisition were determined to be impaired as of December 31, 2008 and an adjustment was made to reduce the net carrying value of those intangible assets by $100,000.  This $100,000 adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the six months ended March 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Acquired Onstream – December 23, 2004

On December 23, 2004, privately held Onstream Media Corporation (“Acquired Onstream”) was merged with and into our wholly owned subsidiary OSM Acquisition, Inc. (the “Onstream Merger”). At that time, all outstanding shares of Acquired Onstream capital stock and options not already owned by us (representing 74% ownership interest) were converted into restricted shares of our common stock plus options and warrants to purchase our common stock. We also issued common stock options to directors and management as additional compensation at the time of and for the Onstream Merger, accounted for at the time in accordance with Accounting Principles Board Opinion 25 (which accounting pronouncement has since been superseded by the ASC).

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As discussed in “Testing for Impairment” below, this initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date.  This adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the six months ended March 31, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2008. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of the assets of EDNet as of that date. Although the first step of the two step testing process of the assets of Acquired Onstream and Infinite preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the six months ended March 31, 2009. As discussed above, this $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

We also performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and as discussed above, in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $3.1 million for the six months ended March 31, 2010.

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
MARCH 31, 2010

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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31, 2010			September 30, 2009
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,553,293	$(9,493,389)	$1,059,904	$10,442,539	$(9,079,681)	$1,362,858	1-5
DMSP	5,854,460	(5,008,258)	846,202	5,719,979	(4,791,517)	928,462	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Other capitalized internal use software	1,474,138	(517,739)	956,399	1,215,401	(448,218)	767,183	3-5
Furniture, fixtures and leasehold improvements	510,334	(461,458)	48,876	475,857	(451,264)	24,593	2-7
Totals	$19,760,337	$(16,848,956)	$2,911,381	$19,221,888	$(16,138,792)	$3,083,096

Depreciation and amortization expense for property and equipment was approximately (i) $756,000 and $1,446,000 for the six months ended March 31, 2010 and 2009, respectively, and (ii) $391,000 and $704,000 for the three months ended March 31, 2010 and 2009, respectively.

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
MARCH 31, 2010

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

The DMSP is comprised of four separate “products”- transcoding, storage, search/retrieval and distribution. A limited version of the DMSP, with three of the four products, was first placed in service in November 2005.  “Store and Stream” was the first version of the DMSP sold to the general public, starting in October 2006. In connection with the development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $740,000 of employee compensation, payments to contract programmers and related costs as of March 31, 2010, including $132,000 capitalized during the six months ended March 31, 2010, $422,000 during the year ended September 30, 2009 and $186,000 during the year ended September 30, 2008. As of March 31, 2010, approximately $449,000 of these costs had been placed in service and are being depreciated primarily over five years. The remainder of the costs not in service relate primarily to new versions and/or releases of the DMSP under development. Although Streaming Publisher is a stand-alone product, it is based on a different architecture than “Store and Stream” and is a primary building block of the MP365 platform, discussed below.

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

Other capitalized internal use software as of March 31, 2010 includes approximately $615,000 of employee compensation and other costs related to the development of iEncode software, which runs on a self-administered, webcasting appliance that can be used anywhere to produce a live video webcast. $114,000 was capitalized during the six months ended March 31, 2010, $288,000 during the year ended September 30, 2009 and $213,000 during the year ended September 30, 2008. As of March 31, 2010, $564,000 of these costs had been placed in service and are being depreciated over a five-year life, with depreciation commencing on $509,000 of these costs during the six and three months ended December 31, 2009.

Other capitalized internal use software as of March 31, 2010 includes approximately $300,000 of employee compensation and payments to contract programmers related to the development of the MP365 platform, which will enable the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. $144,000 was capitalized during the six months ended March 31, 2010 and $156,000 during the year ended September 30, 2009. This excludes related costs for the development of Streaming Publisher, as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT

Debt includes convertible debentures, notes payable and capitalized lease obligations.

Convertible Debentures

Convertible debentures consist of the following as of March 31, 2010 and September 30, 2009, respectively:

	March 31, 2010	September 30, 2009
Equipment Notes	$1,000,000	$1,000,000
CCJ Note	200,000	-
Greenberg Note	237,000	-
Wilmington Notes	500,000	-
Rockridge Note (excluding portion classified under notes payable)	500,000	375,000
Total convertible debentures	2,437,000	1,375,000
Less: discount on convertible debentures	(577,764)	(265,417)
Convertible debentures, net of discount	1,859,236	1,109,583
Less: current portion, net of discount	(541,651)	-
Convertible debentures, net of current portion	$1,317,585	$1,109,583

Equipment Notes

During the period from June 3, 2008 through July 8, 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. This included $50,000 received from CCJ Trust (“CCJ”). CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ.

We issued notes to those Investors (the “Equipment Notes”), which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Under this arrangement, the Investors received 1,667 restricted ONSM common shares for each $100,000 lent to us, and also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2008, we elected to issue 26,333 unregistered common shares to the Investors in lieu of $48,740 cash interest on these Equipment Notes for June 2008 through October 2008, which was recorded as interest expense of $69,520 on our books, based on the fair value of those shares on the issuance date. On May 21, 2009, we elected to issue 49,098 unregistered common shares to the Investors in lieu of $60,000 cash interest on these Equipment Notes for November 2008 through April 2009, which was recorded as interest expense of $67,756 on our books, based on the fair value of those shares on the issuance date. On November 11, 2009, we elected to issue 34,917 unregistered common shares to the Investors in lieu of $60,493 cash interest on these Equipment Notes for May 2009 through October 2009, which was recorded as interest expense of $77,515 on our books, based on the fair value of those shares on the issuance date. On April 30, 2010, we elected to issue 44,369 unregistered common shares to the Investors in lieu of $59,507 cash interest on these Equipment Notes for November 2009 through April 2010, which was recorded as interest expense of $92,288 on our books, based on the fair value of those shares on the issuance date. The next interest due date is October 31, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

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

The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the Investors’ option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share. In the event the Equipment Notes are converted prior to maturity, interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest payments as described above.

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and are being amortized as interest expense over the three year term of the Equipment Notes. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment of interest is made in common shares instead of cash. The unamortized portion of this discount was $93,875 and $130,607 at March 31, 2010 and September 30, 2009, respectively.

Although the minimum conversion price was established in the Equipment Notes at $4.80 per ONSM share, the quoted market price was approximately $5.58 per ONSM share at the time the material portion of the proceeds ($950,000 out of $1 million total) were received by us (including releases of funds previously placed in escrow) and the related Equipment Notes were issued (June 3-5, 2008). However, the quoted market price per ONSM share was $4.86 on April 30, 2008, $5.04 on May 20, 2008 and back to $4.80 by June 27, 2008, less than one month after the issuance of the related Equipment Notes. Therefore, we have determined that the $4.80 per share conversion price in the Equipment Notes was materially equivalent to fair value at the date of issuance, which was the intent of all parties when the deal was originally discussed between them in late April and early May 2008. Accordingly, we determined that there was not a beneficial conversion feature included in the Equipment Notes and did not record additional discount in that respect.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note

During August 2009, CCJ Trust (“CCJ”) remitted $200,000 to us as a short term advance bearing interest at .022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable on our September 30, 2009 balance sheet.

On December 29, 2009, we entered into an agreement with CCJ whereby accrued interest on the above advance through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although, with the consent of CCJ, no payments had been made as of May 7, 2010. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $3.00 per share. In conjunction with and in consideration of this note transaction, the 35,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) held by CCJ at that date were exchanged for 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share.

The effective interest rate of the CCJ Note is approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares (see note 6), which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also includes 11.2% per annum related to dividends that will accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares (see note 6). The unamortized portion of the debt discount, which is being amortized as interest expense over the four year term of the CCJ Note, was $132,204 at March 31, 2010.

Greenberg Note

On January 13, 2010 we borrowed $250,000 from Greenberg Capital (“Greenberg”) under the terms of an  unsecured subordinated convertible note (the “Greenberg Note”), which is repayable in principal installments of $13,000 per month beginning March 1, 2010, with the final payment on December 31, 2010, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Greenberg Note is convertible into common stock at Greenberg’s option at a price equal to 85% of the weighted average share price for the five days prior to conversion, such conversion price to be no less than $2.40 per share.

The Greenberg Note provides for (i) our issuance of 20,833 unregistered common shares upon receipt of the funds and our issuance of 20,833 unregistered common shares if the loan is still outstanding after 6 months (ii) our payment of $2,500 in legal fees incurred by Greenberg and (iii) the option to prepay up to $12,500 of interest in the form of shares, based on the weighted average share price for the five days prior, which we exercised by the issuance of 6,945 unregistered common shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Greenberg Note (continued)

Furthermore, certain principals of Greenberg Capital are also principals in Triumph Small Cap Fund, which provided us with one of the Letters for $250,000, and required us to release Triumph Small Cap Fund from their commitment under that Letter as a condition of a February 2010 modification to the Greenberg Note. This modification also included Greenberg Capital’s agreement to allow up to $500,000 of subsequent subordinated financing to be issued on a pari passu basis with the Greenberg Note, which was applied to the Wilmington Notes as discussed below.

The value of the 27,778 shares initially issued to Greenberg for fees and prepaid interest and the value of the 4,167 common shares issued to Triumph Small Cap Fund in consideration for the Letter, plus the $2,500 paid for legal fees, were reflected as a $60,999 discount against the Greenberg Note and are being amortized as interest expense primarily over the initial six month term of the Greenberg Note. The effective rate of the Greenberg Note is approximately 50.7% per annum, assuming a one year loan term. The unamortized portion of the debt discount was $34,624 at March 31, 2010.

We may prepay the Greenberg Note at any time with ten days notice, provided that Greenberg may convert the outstanding balance to common shares during such ten day period. In the event the Greenberg Note is prepaid during the first six months, we shall incur a prepayment penalty of 20,833 unregistered common shares. In the event of a default, we will be obligated to pay Greenberg an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note – see note 9 with respect to the Lehmann Note.

Wilmington Notes

During February 2010 we borrowed an aggregate of $500,000 from three entities (the “Wilmington Investors”) under the terms of unsecured subordinated convertible notes (the “Wilmington Notes”), which were issued on a pari passu basis with the Greenberg Note and are repayable in aggregate principal installments of $26,000 per month beginning April 18, 2010, with the final payment on February 18, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Wilmington Notes are convertible into common stock at the option of each individual Wilmington Investor, based on our closing share price on the funding date of the Wilmington Notes, which was $2.76 with respect to $375,000 of the funding and $2.88 with respect to the balance.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Wilmington Notes (continued)

The Wilmington Notes provide for (i) our issuance of an aggregate of 50,000 unregistered common shares upon receipt of the funds and our issuance of an aggregate 50,000 unregistered common shares if the loans are still outstanding after 6 months, (ii) our payment of $2,500 in legal fees incurred by the Wilmington Investors and (iii) our prepayment of the first six months of interest in the form of shares, based on our closing share price on the funding date of the Wilmington Notes. In the event the Wilmington Notes are prepaid after the first six months, the second tranche of 50,000 unregistered common shares will be cancelled on a pro-rata basis, to the extent the second six month time period has not elapsed at the time of such payoff.

We have also incurred third party finder’s fees in connection with the Wilmington Notes, such fees payable in cash equal to 7% of the borrowed amount payable.

The value of the 58,049 shares initially issued to the Wilmington Investors for fees and prepaid interest plus the finder’s fees of $35,000 and the $2,500 obligation for legal fees, were reflected as a $199,443 discount against the Wilmington Notes and are being amortized as interest expense primarily over the initial six month term of the Wilmington Notes. The effective rate of the Wilmington Notes is approximately 83.9% per annum, assuming a six month loan term and excluding the finder’s fees. The unamortized portion of the debt discount was $167,218 at March 31, 2010.

We may prepay the Wilmington Notes at any time with ten days notice, provided that the Investor may convert the outstanding balance to common shares during such ten day period. In the event of a default, we will be obligated to pay the Wilmington Investors an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $750,000 during the term of the Wilmington Notes, the proceeds of such financing will be used to pay off the remaining balance of the Wilmington Notes. The Lehmann Note was issued in May 2010 to one of the Wilmington Investors – see note 9.

Rockridge Note

A portion of the Rockridge Note ($500,000 face value, which is $350,157 net, after deducting the applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under the non-current portion of Convertible Debentures, net of discount, on our March 31, 2010 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following as of March 31, 2010 and September 30, 2009, respectively:

	March 31, 2010	September 30, 2009
Line of Credit Arrangement	$1,674,090	$1,382,015
Rockridge Note (excluding portion classified under convertible debentures)	1,206,152	989,187
Capitalized equipment leases	80,873	142,924
Total notes and leases payable	2,961,115	2,514,126
Less: discount on notes payable	(387,734)	(393,174)
Less: consideration for funding commitment letters	(14,000)	-
Notes and leases payable, net of discount	2,559,381	2,120,952
Less: current portion, net of discount	(1,940,719)	(1,615,891)
Long term notes and leases payable, net of current portion	$618,662	$505,061

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

We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year and a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2010. These origination and commitment fees (plus other fees paid to Lender) are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. The unamortized portion of this discount was $28,134 and $37,082 as of March 31, 2010 and September 30, 2009, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance, starting with the quarter ending September 30, 2010, with a quarterly debt service coverage covenant. The Lender must approve any additional debt incurred by us, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the Lender has approved the $1.0 million Equipment Notes we issued in June and July 2008, the $200,000 CCJ Note we issued in December 2009, the $250,000 Greenberg Note we issued in January 2010, and the $500,000 Wilmington Notes we issued in February 2010, all as discussed above, and the $2.0 million Rockridge Note we issued in April 2009 and amended in September 2009, as discussed below. The Lender also approved the $250,000 Lehmann Note we issued in May 2010 - see note 9.

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

The Rockridge Note, after giving effect to all borrowings under the Amendment and the Allonge, is repayable in equal monthly installments of $45,202 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable on the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. The Rockridge Agreement, as amended, also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted shares of our common stock (the “Shares”).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Rockridge Note (continued)

The Rockridge Agreement provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). The closing ONSM share price was $1.99 per share on May 7, 2010.

Legal fees totaling $55,337 were paid or accrued by us as of September 30, 2009 in connection with the Rockridge Agreement. The 366,667 origination fee Shares discussed above were earned by Rockridge as of September 30, 2009 and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares plus the legal fees paid or accrued were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note.

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, at which time it was reduced to approximately 28.0% per annum. These rates exclude the potential effect of a premium to market prices if the balloon payment is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement or the Amendment, as applicable. The unamortized portion of this discount was $509,443 and $490,902 as of March 31, 2010 and September 30, 2009, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Rockridge Note (continued)

The above conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for our common stock for the twenty (20) days of trading on the NASDAQ Capital Market (or such other exchange or market on which our common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick DeLuca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us unless such waiver would result in a violation of the NASDAQ shareholder approval rules. Since the market value of an ONSM common share was $1.38 as of the date of the Rockridge Agreement and $2.34 as of the date of the Amendment, we determined that the above provisions did not constitute a beneficial conversion feature for purposes of calculating the related discount recorded by us.

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

Capitalized Equipment Leases

During July 2007, we entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $50,231 and $109,151 as of March 31, 2010 and September 30, 2009, respectively. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus an optional final payment based on fair value, but not to exceed $16,974. During January 2009, we entered into a capital lease for telephone equipment, which had an outstanding principal balance of $30,642 and $33,773 as of March 31, 2010 and September 30, 2009, respectively. The balance is payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

Funding Commitment Letters

The value of shares issued as consideration for Letters – see note 1 – is reflected on our balance sheet as a reduction of the carrying value of notes payable and will be included as part of the discount for any financing received in connection with the related Letter and amortized as interest expense over the term of that financing. In the event related financing is not received by the expiration date of any particular Letter, the corresponding amount will be written off as interest expense at that time. The balance of this item is $14,000 as of March 31, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and is seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we have determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts, as well as our brief in support of the motion filed on February 18, 2010. Narrowstep’s response was filed on March 29, 2010 and we filed our reply on April 13, 2010. The Court’s decision, which may be preceded by a hearing at the Court’s discretion, is pending. Regardless of the ultimate decision with regard to the motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material adverse impact on our financial position or results of operations.

Other legal proceedings – We are involved in other litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

Registration payment arrangements – We included the 8% Subordinated Convertible Debentures and the related $9.00 warrants on a registration statement which was declared effective by the SEC on July 26, 2006. We are only required to expend commercially reasonable efforts to keep the registration statement continuously effective. However, in the event the registration statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require us to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if our common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). Due to the fact that that there is no established mechanism for reporting to us changes in the ownership of these shares after  they are originally issued, we are unable to quantify how many of these shares are still held by the original recipient and thus subject to the above provisions. Regardless of the above, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007 and the related $9.00 warrants have all expired.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements (continued) – We included the common shares underlying the 8% Senior Convertible Debentures, including the Additional 8% Convertible Debentures (AIR), and the related $9.90 warrants, on a registration statement declared effective by the SEC on June 29, 2005. These debentures provide cash penalties of 1% of the original purchase price for each month that (a) our common shares are not listed on the NASDAQ Capital Market for a period of 3 trading days (which need not be consecutive) or (b) the common shares underlying those securities and the related warrants are not saleable subject to an S-3 or other registration statement then effective with the SEC. The latter penalty only applies for a five-year period beginning with the June 29, 2005 registration statement effective date and does not apply to shares saleable under Rule 144(k). Regardless of the above, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase - all of these debentures were converted to common shares on or before March 31, 2007 and the related $9.90 warrants have all expired.

During March and April 2007, we sold an aggregate of 814,815 restricted common shares for total gross proceeds of approximately $11.0 million. These shares were included in a registration statement declared effective by the SEC on June 15, 2007.  We are required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction (including our delivery of a new certificate or other evidence of ownership for such securities not bearing a restrictive legend) or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision (in the opinion of our counsel). In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then we are liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Regardless of the above, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

We have concluded that the arrangements discussed in the preceding three paragraphs are registration payment arrangements, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Equity subtopic) of the ASC. Based on our satisfactory recent history of maintaining the effectiveness of our registration statements and our NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of March 31, 2010, we have concluded that material payments under these registration payment arrangements are not probable and that no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC.

Registration rights - We granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 166,667 of the 282,416 total principal and interest shares issued in November and December 2006 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and as of May 7, 2010 we have not received any demand for the registration of the balance.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights (continued) – We granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 130,765 of the 464,932 shares issued in March 2007 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and as of May 7, 2010 we have not received any demand for the registration of the balance.

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

We granted piggyback registration rights in connection with 16,667 shares and 36,667 options issued to consultants prior to June 15, 2007, which shares and options were not included on the registration statement declared effective by the SEC on that date, nor were they include on the subsequent Shelf Registration declared effective by the SEC on April 30, 2010 – see note 1. As these options and shares do not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. In any event, we have determined that material payments in relation to these rights are not probable and therefore no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC.

We granted piggyback registration rights in connection with 47,500 shares and 25,000 options issued to consultants, as well as 29,167 warrants issued in connection with a financing prior to April 30, 2010, which shares and options were not included on the Shelf Registration declared effective by the SEC on that date – see note 1. As the 47,500 shares and the 29,167 warrants do not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. Although the 25,000 options include cashless exercise rights until they are registered, and therefore do constitute registration payment arrangements, since the exercise price of $10.38 per share was significantly in excess of the market price of $1.86 per share as of March 31, 2010, we have concluded that no accrual related to these rights is necessary as of that date under the requirements of the Contingencies topic of the ASC.

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
MARCH 31, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – The agreements provide initial annual base salaries of $253,000 for Mr. Selman, $230,000 for Mr. Saperstein, $207,230 for Mr. Tomlinson and $197,230 for Messrs. Friedland and Glassman, plus 10% annual increases through December 27, 2008 and 5% per year thereafter. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

As part of the above employment agreements, and in accordance with the terms of the “2007 Equity Incentive Plan” approved by our shareholders in their September 18, 2007 annual meeting, we granted Plan Options to each of the Executives to purchase an aggregate of 66,667 shares of our common stock at an exercise price of $10.38 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. The options vest in installments of 16,667 per year, starting on September 27, 2008, and they automatically vest upon the happening of the following events: (i) change of control (ii) constructive termination, and (iii) termination other than for cause, each as defined in the employment agreements. Unvested options automatically terminate upon (i) termination for cause or (ii) voluntary termination.  In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the vested options.

As part of the above employment agreements, the Executives were eligible for a performance bonus, based on meeting revenue and cash flow objectives over a two year period ended September 30, 2009. Accordingly, we granted Plan Options to each of the Executives to purchase an aggregate of 36,667 shares of ONSM common stock at an exercise price of $10.38 per share, the fair market value at the date of the grant, exercisable for a period of four (4) years from the date of vesting. The performance objectives were met for the quarter ended December 31, 2007 but they were not met for the remaining three quarters of fiscal 2008 nor were they met for the fiscal year ended September 30, 2008. The performance objectives were met for the quarter ended June 30, 2009 but they were not met for the remaining three quarters of fiscal 2009 nor were they met for the fiscal year ended September 30, 2009. Therefore, an aggregate of 4,583 options out of a potential 36,667 performance options vested for each Executive during fiscal year 2008 and 2009, with the remainder expiring.  In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executive shall be entitled to require us to register the vested options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – On August 11, 2009, our Compensation Committee agreed to a new performance bonus program for the Executives under the following terms: Up to one-half of the shares will be eligible for vesting on a quarterly basis and the rest annually, with the total grant allocable over a two-year period ending September 30, 2011. Vesting of the quarterly portion will be subject to achievement of increased revenues over the prior quarter as well as positive and increased net cash flow per share (defined as cash provided by operating activities per our statement of cash flow, measured before changes in working capital components and not including investing or financing activities) for that quarter. We will negotiate with the Executives in good faith as to how revenue increases from specific acquisitions are measured. Vesting of the annual portion will be subject to meeting the above cash flow requirements on a year-over-year basis, plus a revenue growth rate of at least 20% for the fiscal year over the prior year. In the event of quarter to quarter decreases in revenues and cash flow, the options will not vest for that quarter but the unvested quarterly options will be added to the available options for the year, vested subject to achievement of the applicable annual goal. One-half of the applicable quarterly or annual bonus options will be earned/vested if the cash flow target is met but the revenue target is not met In the event options did not vest based on the quarterly or annual goals, they will immediately expire. In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executive shall be entitled to require us to register the vested options. The Compensation Committee has also agreed that a performance bonus program will continue after this two-year period, with the specific bonus parameters to be negotiated in good faith between the parties at least ninety (90) days before the expiration of the program then in place.

This program was subject only to the approval by our shareholders of a sufficient increase in the number of authorized 2007 Plan options, which occurred in the March 25, 2010 shareholder meeting. However, the granting and pricing of the above performance bonus options by the Board is still pending, subject to further discussions between the Board and the Executives.  Furthermore, the performance objectives were not met for the first two quarters of fiscal 2010.

Under the terms of the above employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three times the Executive’s base salary plus full benefits for a period of the lesser of (i) three years from the date of termination or (ii) the date of termination until a date one year after the end of the initial employment contract term. We may defer the payment of all or part of this obligation for up to six months, to the extent required by Internal Revenue Code Section 409A. In addition, if the five day average closing price of the common stock is greater than or equal to $6.00 per share on the date of any termination or change in control, all options previously granted the Executive(s) will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all related taxes for the Executive(s).  If the five-day average closing price of the common stock is less than $6.00 per share on the date of any termination or change in control, the options will remain exercisable under the original terms.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – Under the terms of the above employment agreements, we may terminate an Executive’s employment upon his death or disability or with or without cause. To the extent that an Executive is terminated for cause, no severance benefits are due him. If an employment agreement is terminated as a result of the Executive’s death, his estate will receive one year base salary plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his death. If an employment agreement is terminated as a result of the Executive’s disability, as defined in the agreement, he is entitled to compensation in accordance with our disability compensation for senior executives to include compensation for at least 180 days, plus any bonus or other compensation amount or benefit then payable or that would have been otherwise considered vested or earned under the agreement during the one-year period subsequent to the time of his disability.

The above employment agreements also provide that in the event we are sold for a Company Sale Price that represents at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives will receive, as a group, cash compensation of twelve percent (12.0%) of the Company Sale Price, payable in immediately available funds at the time of closing such transaction. The Company Sale Price is defined as the number of Equivalent Common Shares outstanding at the time we are sold multiplied by the price per share paid in such Company Sale transaction. The Equivalent Common Shares are defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares or other convertible securities and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of the above employment agreements but the market price per share used for this purpose to be no less than $6.00. The 12.0% is allocated in the employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and two percent (2.0%) to Mr. Tomlinson.

Our general policy is to not include severance or minimum employment periods in employment contracts, with the exception of the above employment contracts with the Executives. However, as of March 31, 2010, we have arrangements with three (3) employees requiring minimum payments of approximately $160,000 for wages, taxes and benefits over the approximately eight month period after that date.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Consultant contracts – We entered into a consulting contract, effective June 1, 2009, with an individual for executive management services to be performed for our Infinite division. This contract calls for base compensation of $175,000 per year, plus $25,000 commission per year provided certain current revenue levels are maintained. In addition we will pay a travel allowance of $5,000 per month for up to the first thirteen months and a one-time $15,000 moving expenses reimbursement. As part of the contract, we also granted a four-year term (from vesting) option to purchase 66,667 common ONSM shares, vesting over four years at 16,667 per year and exercisable at $3.00 per share - see note 8. The contract is renewable by mutual agreement of the parties with six months notice to the other. Termination of the contract without cause after the end of the two-year contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice.

We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after March 31, 2010 of approximately 70,000 unregistered shares. The services related to these shares will be provided over periods up to 12 months, and will result in a professional fees expense of approximately $139,000 over that service period, based on the current $1.99 market value of an ONSM common share as of May 7, 2010.

Lease commitments – We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $58,700. The leases have expiration dates ranging from 2010 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. Future minimum lease payments required under these non-cancelable leases (including the tentatively agreed on Pompano lease terms) as of March 31, 2010, excluding the capital lease obligations discussed in note 4, total approximately $1.6 million. Total rental expense (including executory costs) for all operating leases was approximately $423,000 and $440,000 for the six months ended March 31, 2010 and 2009 and (ii) $220,000 and $207,000 for the three months ended March 31, 2010 and 2009, respectively.

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
MARCH 31, 2010

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

Bandwidth and co-location facilities purchase commitments - We are a party to a bandwidth services agreement with a national CDN (content delivery network) provider, which expires on December 31, 2010, includes a minimum purchase commitment of approximately $200,000 per year (based on June 30 anniversary dates) and requires us to use that provider for at least 80% of our content delivery needs. We are in compliance with this agreement, based on comparing our purchases through March 31, 2010 to the corresponding pro-rata share of that commitment. We have also entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $372,000, such agreements expiring at various times through December 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6:  CAPITAL STOCK

Common Stock

A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. Except as otherwise indicated, all related amounts reported in these consolidated financial statements, including common share quantities, convertible debenture conversion prices and exercise prices of options and warrants, have been retroactively adjusted for the effect of this reverse stock split.

During the six months ended March 31, 2010, we issued 159,267 unregistered common shares valued at approximately $341,505 and which will be recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. None of the shares were issued to our directors or officers.

During the six months ended March 31, 2010, we issued options to purchase our common shares, in exchange for financial consulting and advisory services, such options valued at approximately $102,000. Other than options to purchase 19,982 shares at $9.42 per share issued to certain of our directors to replace expired options and valued at approximately $12,000 (see note 8), none of the other options were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately (i) $246,000 and $115,000 for the six months ended March 31, 2010 and 2009 and (ii) $77,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively.

As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $367,000 in deferred equity compensation expense at March 31, 2010, to be amortized over the remaining periods of service of up to 10 months. The deferred equity compensation expense is included in the balance sheet captions prepaid expenses and other non-current assets.

During the six months ended March 31, 2010, we issued shares and options for interest and fees on convertible debentures as follows - (i) 34,917 unregistered common shares valued at $67,040 for interest on the Equipment Notes, (ii) 85,826 unregistered common shares valued at $213,194 for prepaid interest and financing fees on the Greenberg Note and the Wilmington Notes and (iii) warrants having a Black-Scholes value of approximately $33,000 in connection with the CCJ Note. See note 4.

During the six months ended March 31, 2010, we issued 12,500 unregistered common shares valued at $21,250 in connection with funding commitment letters (“Letters”) – see note 1. 41,667 of the 366,667 restricted shares payable to Rockridge as an origination fee (see note 4) related to borrowings during the six months ended March 31, 2010 and were reflected as a $95,000 increase in paid in capital for that period.

During the six months ended March 31, 2010, we issued 58,333 unregistered common shares in connection with the conversion of Series A-12, as discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6:  CAPITAL STOCK (continued)

Preferred Stock

As of September 30, 2009, the only preferred stock outstanding was Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”). As of March 31, 2010, the only preferred stock outstanding was Series A-13 Convertible Preferred Stock (“Series A-13”).

Series A-12 Redeemable Convertible Preferred Stock

Effective December 31, 2008, our Board of Directors authorized the sale and issuance of up to 100,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”). On January 7, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-12 with the Florida Secretary of State. The Series A-12 had a coupon of 8% per annum, a stated value of $10.00 per preferred share and a conversion rate of $6.00 per common share. Dividends were paid in advance, in the form of our common shares. The holders of Series A-12 could require redemption by us under certain circumstances, as outlined below, but any shares of Series A-12 that were still outstanding as of December 31, 2009 automatically converted into our common shares. Holders of Series A-12 were not entitled to registration rights.

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

In accordance with the terms of the Series A-12, dividends were payable in advance in the form of ONSM common shares, using the average closing bid price of those shares for the five trading days immediately preceding the Series A-12 purchase closing date. Accordingly, we issued 39,216 common shares as payment of $64,000 dividends for the one year period ending December 31, 2009, which was recorded on our balance sheet as additional paid-in capital and discount and amortized as a dividend over the one-year term of the Series A-12.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6:  CAPITAL STOCK (continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $3.00 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $3.00 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

Any shares of Series A-13 that are still outstanding as of December 31, 2011 will automatically convert into our common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $9.00 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

35,000 shares of Series A-13 were outstanding as of March 31, 2010. We incurred $6,747 of legal fees and other expenses in connection with the issuance of these shares, which was recorded on our balance sheet as a discount and will be amortized as a dividend over the remaining term of the Series A-13.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7:  SEGMENT INFORMATION (continued)

Below are the results of our operations by segment for the six and three months ended March 31, 2010 and 2009, and total assets by segment as of March 31, 2010 and September 30, 2009.

	For the six months ended March 31		For the three months ended March 31
	2010	2009	2010	2009
Revenue:
Digital Media Services Group	$3,997,837	$4,024,131	$2,003,274	$1,983,660
Audio and Web Conferencing Services Group	4,204,970	4,737,727	2,130,420	2,399,001
Total consolidated revenue	$8,202,807	$8,761,858	$4,133,694	$4,382,661

Segment operating income:
Digital Media Services Group	920,985	420,700	352,491	227,885
Audio and Web Conferencing Services Group	1,014,638	1,551,169	553,878	817,762
Total segment operating income	1,935,623	1,971,869	906,369	1,045,647

Depreciation and amortization	(1,116,161)	(2,011,451)	(548,800)	(918,075)
Corporate and unallocated shared expenses	(2,877,749)	(2,784,103)	(1,411,403)	(1,413,962)
Write off deferred acquisition costs	-	(540,007)	-	(540,007)
Impairment loss on goodwill and other intangible assets	(3,100,000)	(5,500,000)	-	-
Other expense, net	(442,918)	(228,873)	(206,330)	(120,771)

Net loss	$(5,601,205)	$(9,092,565)	$(1,260,164)	$(1,947,168)

	March 31, 2010	September 30, 2009
Assets:
Digital Media Services Group	$8,315,582	$7,747,921
Audio and Web Conferencing Services Group	13,342,065	16,796,925
Corporate and unallocated	1,217,231	939,127
Total assets	$22,874,878	$25,483,973

Depreciation and amortization, as well as write off of deferred acquisition costs and impairment losses on goodwill and other intangible assets, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2010, we had issued options and warrants still outstanding to purchase up to 2,043,398 ONSM common shares, including 1,564,676 Plan Options; 41,962 Non-Plan Options to employees and directors; 276,156 Non-Plan Options to financial consultants; and 160,604 warrants issued in connection with various financings and other transactions.

On February 9, 1997, our Board of Directors and a majority of our shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"), which, including the effect of subsequent amendments to the 1996 Plan, authorized up to 750,000 shares available for issuance as options and up to another 333,333 shares available for stock grants. On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the 1996 Plan, although we may no longer issue additional options or stock grants under the 1996 Plan, which expired on February 9, 2007. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the 2007 Equity Incentive Plan (the “2007 Plan”), for total authorization of 2,000,000 shares.

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the six months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,506,458	$7.92
Granted during the period	124,884	$9.42
Expired or forfeited during the period	(66,666)	$5.25
Balance, end of the period	1,564,676	$8.13

Exercisable at end of the period	1,274,120	$8.27

We recognized compensation expense of approximately (i) $444,000 and $430,000 for the six months ended March 31, 2010 and 2009 and (ii) $182,000 and $251,000 for the three months ended March 31, 2010 and 2009, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of March 31, 2010 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $1,056,000 of potential future compensation expense, which excludes approximately $364,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of March 31, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The 1,564,676 outstanding Plan Options all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 2.1 years and are further described below.

Grant date	Description	Total number of options outstanding	Vested portion of options outstanding	Exercise price per share	Expiration date

Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
July 2005	Directors and senior management	233,333	233,333	$6.72	July 2010
July 2005	Employees excluding senior management	147,333	147,333	$6.72	July 2010
July 2006	Carl Silva – new director	8,333	8,333	$5.28	July 2010
Sept 2006	Directors and senior management	108,333	108,333	$4.26	Sept 2011
Sept 2006	Employees excluding senior management	101,000	101,000	$4.26	Sept 2011
March 2007	Employees excluding senior management	4,167	4,167	$13.68	March 2011
April 2007	Infinite Merger – see note 2	25,000	25,000	$15.00	April 2012
Sept 2007	Senior management employment contracts – see note 5	356,250	189,583	$10.38	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	8,333	8,333	$6.00	Dec 2011
Dec 2007	Employees excluding senior management	1,667	1,111	$6.00	Dec 2011
April 2008	Employees excluding senior management	2,500	833	$6.00	April 2012
May 2008	Infinite management consultant – see note 5	16,667	16,667	$6.00	May 2013
Aug 2008	Employees excluding senior management	67,500	45,833	$6.00	Aug 2012
May 2009	Infinite management consultant – see note 5	66,667	None	$3.00	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	50,000	16,668	$3.00	May 2013 – Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	83,449	83,449	$9.42	Aug 2014
Aug 2009	Director	926	926	$20.256	Aug 2014
Dec 2009	Directors and senior management	124,884	124,884	$9.42	Dec 2014
	Total Plan Options as of March 31, 2010	1,564,676	1,274,120

On December 17, 2009, our Compensation Committee granted 124,884 fully vested five-year Plan Options to certain executives, directors and other management in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by those individuals and expiring in December 2009, with no change in the $9.42 exercise price, which was in excess of the market value of an ONSM share as of December 17, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation and professional fee expense aggregating approximately $77,000 for the six months ended March 31, 2010, of which $65,000 was included as part of the total non-cash compensation expense of $444,000 discussed above and the remaining $12,000 was recognized as professional fees expense.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2010, there were 41,962 outstanding Non-Plan Options issued to employees and directors, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.256 per share and expire at various times from July 2012 to May 2013.

As of March 31, 2010, there were 276,156 outstanding and fully vested Non-Plan Options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2009	75,000	$3.00	Oct 2013
Six months ended Dec 31, 2009	75,000

August 2009	16,667	$3.00	Aug 2013
September 2009	8,333	$3.00	Sept 2013
Year ended September 30, 2009	25,000

October 2007	25,000	$10.38	Oct 2011
October 2007	16,667	$10.98	Oct 2011
Year ended September 30, 2008	41,667

October - December 2006	12,500	$6.00	Oct - Dec 2010
December 2006	6,667	$9.00	December 2010
January – December 2007	81,666	$14.76	Oct 2010 - Dec 2011
March 2007	3,531	$14.88	March 2012
Year ended September 30, 2007	104,364

April – August 2006	15,833	$6.00	Apr – Aug 2010
March – September 2006	14,292	$6.30	March 2011
Year ended September 30, 2006	30,125

Total Non-Plan consultant options as of March 31, 2010	276,156

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2010, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 160,604 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Placement fees – common share offering – March and April 2007	57,037	$16.20	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	67,275	$9.00	March and April 2011
Additional 8% Convertible Debentures - April 2005	7,125	$9.90	April 2010

Total warrants as of March 31, 2010	160,604

With respect to the warrants issued in connection with the sale of 8% Subordinated Convertible Debentures, the number of shares of ONSM common stock that can be issued upon the exercise of these $9.00 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of our issued and outstanding common stock.

With respect to the warrants issued in connection with the sale of Additional 8% Convertible Debentures, the number of shares of ONSM common stock that can be issued upon the exercise of these $9.90 warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 9.999% of our issued and outstanding common stock.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9: SUBSEQUENT EVENTS

Notes 1 (Liquidity – Shelf Registration, Reverse stock split, Effects of Recent Accounting Pronouncements), 2 (Auction Video patent application), 4 (Equipment Notes interest payment with shares, Lender approval of Lehmann Note) and 5 (Narrowstep acquisition termination and litigation, Registration rights – Shelf Registration) contain disclosure with respect to transactions occurring after March 31, 2010.

On April 21, 2010, we received a letter from The NASDAQ Stock Market (“NASDAQ”) stating that we were as of that date in compliance with all applicable requirements for continued listing and that, accordingly, NASDAQ has determined to continue the listing of our securities on The NASDAQ Capital Market.

On May 3, 2010 we closed on the borrowing of $250,000 from an individual (“Lehmann”) under the terms of an unsecured subordinated convertible note (the “Lehmann Note”), which is repayable in principal installments of $13,000 per month beginning July 3, 2010, with the final payment on May 3, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Lehmann Note is convertible into common stock at Lehmann’s option based on our closing share price on the funding date of the Lehmann Note, which was $2.04. $250,000 of the amount we borrowed under the Wilmington Notes in February 2010 came from Lehmann.

The Lehmann Note provides for (i) our issuance of 37,500 unregistered common shares upon receipt of the funds and our issuance of 25,000 unregistered common shares if the loan is still outstanding after 6 months and (ii) our prepayment of the first six months of interest in the form of shares, based on our closing share price on the funding date of the Lehmann Note. In the event the Lehmann Note is prepaid after the first six months, the second tranche of 25,000 unregistered common shares will be cancelled on a pro-rata basis, to the extent the second six month time period has not elapsed at the time of such payoff.

We have also incurred third party finder’s fees in connection with the Lehmann Note, such fees payable in cash equal to 7% of the borrowed amount. The effective rate of the Lehmann Note is approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees.

We may prepay the Lehmann Note at any time with ten days notice, provided that Lehmann may convert the outstanding balance to common shares during such ten day period. If we successfully conclude a financing of debt or equity in excess of $1,000,000 during the term of the Lehmann Note, the proceeds of such financing will be used to pay off the remaining balance of the Lehmann Note. In the event of a default, we will be obligated to pay Lehmann an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares.

The Greenberg Note, which was issued in January 2010, provides that if we successfully conclude a financing of debt or equity in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note – see note 4. Although the aggregate proceeds from the Wilmington Notes in February 2010 plus the Lehmann Note in May 2010 were $750,000, our position is that the Lehmann Note was a separate financing from the Wilmington Notes and since neither of those financings was in excess of $500,000, early repayment of the Greenberg Note is not required. The Greenberg Note had a remaining outstanding balance of $211,000 as of May 7, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the quarterly report.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 95 full time employees as of May 7, 2010, with operations organized in two main operating groups:

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

Recent Developments

A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. Except as otherwise indicated, all related amounts reported in our consolidated financial statements and in this 10-Q, including common share quantities, convertible debenture conversion prices and exercise prices of options and warrants, have been retroactively adjusted for the effect of this reverse stock split.

On April 21, 2010, we received a letter from The NASDAQ Stock Market (“NASDAQ”) stating that we were as of that date in compliance with all applicable requirements for continued listing and that, accordingly, NASDAQ has determined to continue the listing of our securities on The NASDAQ Capital Market.

During January 2010 we borrowed $250,000 from Greenberg Capital under the terms of an  unsecured subordinated convertible note (the “Greenberg Note”), which is repayable in principal installments of $13,000 per month beginning March 1, 2010, with the final payment on December 31, 2010.

During February 2010 we borrowed an aggregate of $500,000 from three entities under the terms of unsecured subordinated convertible notes (the “Wilmington Notes”), which were issued on a pari passu basis with the Greenberg Note and are repayable in aggregate principal installments of $26,000 per month beginning April 18, 2010, with the final payment on February 18, 2011.

On May 3, 2010 we closed on the borrowing of $250,000 from an individual under the terms of an unsecured subordinated convertible note (the “Lehmann Note”), which is repayable in principal installments of $13,000 per month beginning July 3, 2010, with the final payment on May 3, 2011.

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

Results of Operations

Our consolidated net loss for the six months ended March 31, 2010 was approximately $5.6 million ($0.75 loss per share) as compared to a loss of approximately $9.1 million ($1.27 loss per share) for the comparable period of the prior fiscal year, a decrease in our loss of approximately $3.5 million (38%). The decreased net loss was primarily due to the $3.1 million charge for impairment of goodwill and other intangible assets in the current fiscal year quarter being $2.4 million lower than the $5.5 million charge for such item in the comparable period of the prior fiscal year. In addition, depreciation and amortization expense for the six months ended March 31, 2010 was approximately $895,000 lower than such expense for the comparable period of the prior fiscal year.

Our consolidated net loss for the three months ended March 31, 2010 was approximately $1.3 million ($0.17 loss per share) as compared to a loss of approximately $1.9 million ($0.27 loss per share) for the comparable period of the prior fiscal year, a decrease in our loss of approximately $687,000 (35%). This decrease was primarily the result of us recording an approximately $540,000 charge for the write off of deferred acquisition costs for the three months ended March 31, 2009 versus no such expense in the comparable period of the current fiscal year.

Six months ended March 31, 2010 compared to the six months ended March 31, 2009 - The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Six Months Ended March 31,
	2010		2009
Revenue:

DMSP and hosting	13.0%		9.9%
Webcasting	35.0		33.3
Audio and web conferencing	39.5		41.7
Network usage	10.9		11.8
Other	1.6		3.3
Total revenue	100.0%		100.0%

Cost of revenue:

DMSP and hosting	5.9%		3.5%
Webcasting	9.7		10.3
Audio and web conferencing	12.1		9.9
Network usage	4.7		5.2
Other	2.5		3.0
Total costs of revenue	34.9%		31.9%

Gross margin	65.1%		68.1%

Operating expenses:
Compensation	51.8%		56.0%
Professional fees	11.2		7.6
Other general and administrative	13.6		13.8
Write off deferred acquisition costs	-		6.2
Impairment loss on goodwill and other intangible assets	37.8		62.8
Depreciation and amortization	13.6		22.9
Total operating expenses	128.0%		169.3%

Loss from operations	(62.9)%		(101.2)%

Other expense, net:
Interest expense	(6.6	) %	(3.0	) %
Other (expense) income, net	1.2		0.4
Total other expense, net	(5.4)%		(2.6)%

Net loss	(68.3)%		(103.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the six months ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent

Total revenue	$8,202,807	$8,761,858	$(559,051)	(6.4)%
Total costs of revenue	2,862,903	2,793,512	69,391	(2.5%
Gross margin	5,339,904	5,968,346	(628,442)	(10.5)%

General and administrative expenses	6,282,030	6,780,580	(498,550)	(7.4)%
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000	(2,400,000)	(43.6)%
Write off deferred acquisition costs	-	540,007	(540,007)	(100.0)%
Depreciation and amortization	1,116,161	2,011,451	(895,290)	(44.5)%
Total operating expenses	10,498,191	14,832,038	(4,333,847)	(29.2)%

Loss from operations	(5,158,287)	(8,863,692)	(3,705,405)	(41.8)%

Other expense, net	(442,918)	(228,873)	214,045	93.5%

Net loss	$(5,601,205)	$(9,092,565)	$(3,491,360)	(38.4)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $8.2 million for the six months ended March 31, 2010, a decrease of approximately $559,000 (6.4%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, although revenues of the Digital Media Services Group also decreased during this period.

Audio and Web Conferencing Services Group revenues were approximately $4.2 million for the six months ended March 31, 2010, a decrease of approximately $533,000 (11.2%) from the corresponding period of the prior fiscal year. This decrease was primarily a result of decreased Infinite division revenues arising from the loss of a major customer during the fourth quarter of fiscal 2009, as well as decreased network usage service fees and decreased network equipment sales and rental revenues from the EDNet division, which decreases we believe resulted from a reduction in television and movie production activity in the current fiscal year in response to a general economic slow-down.

For some time the Infinite division sales force has been focusing on entering into agreements with organizations with resources to provide Infinite’s audio and web conferencing services to certain targeted groups. This included agreements with Proforma, a leading provider of graphic communications solutions, a reseller agreement with Copper Conferencing, a leading, carrier-class conferencing services provider for small and medium-sized businesses, a master agency agreement with Presidio Networked Solutions, a systems integrator, a  collaboration with PeerPort to launch WebMeet Community, an integrated suite of virtual collaboration services. In March 2010 we announced the expansion of Infinite’s alliance with BT Conferencing by providing a jointly developed conferencing platform to Infinite’s reservationless client base. Although these relationships and initiatives are important as a basis for building future sales, in some cases there will be a lead time of a year or longer before they are reflected in actual recorded sales. Furthermore, we recently began a reorganization of the Infinite management and sales staff, which included the hiring of a new divisional president in June 2009. Therefore, due to the expected effects of the recent Infinite reorganization still in process, as well as the EDNet trends discussed above which we expect will continue for the foreseeable future, we do not expect the fiscal 2010 revenues of the Audio and Web Conferencing Services Group (for the year as a whole) to exceed the fiscal 2009 amounts.

Digital Media Services Group revenues were approximately $4.0 million for the six months ended March 31, 2010, a decrease of approximately $26,000 (0.7%) from the corresponding period of the prior fiscal year. This decrease was primarily due to an approximately $155,000 (77.7%) decrease in Smart Encoding division revenues other than hosting revenues, which decrease arose primarily because of a one-time encoding engagement occurring during the six months ended March 31, 2009 that did not recur during the six months ended March 31, 2010, plus smaller decreases in certain other divisions. However we recorded an approximately $199,000 (22.9%) net increase in DMSP and hosting division revenues over the corresponding period of the prior fiscal year. This increase in DMSP and hosting division revenues included (i) an approximately $79,000 increase in DMSP “Store and Stream” and “Streaming Publisher” revenues and (ii) an approximately $120,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division.

As of March 31, 2010, we had 336 monthly recurring subscribers to the “Store and Stream” and/or “Streaming Publisher” applications of the DMSP, which applications were developed as a focused interface for small to medium business (SMB) clients, as compared to 293 subscribers as of March 31, 2009. Including large DMSP hosting customers supported by our Smart Encoding Division, these customer counts were 353 and 314, respectively. We expect this DMSP customer base to continue to grow, especially as a result of our recent launch of version 2 of “Streaming Publisher”. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The Streaming Publisher upgrade to the DMSP is a key step in our objective to address the developing online video advertising market and includes features such as automated transcoding (the ability to convert media files into multiple file formats), player gallery (the ability to create various video players and detailed usage reports), as well as advanced permissions, security and syndication features. Users of the basic Store and Stream version of the DMSP may easily upgrade to the Streaming Publisher version for a higher monthly fee.

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

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as a final rejection in January 2010. On April 21, 2010 we filed a written response to this final rejection with the USPO, along with a "Request for Continued Examination”. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, as well as a result of sales of the recently launched version of Streaming Publisher, we expect the fiscal 2010 DMSP and hosting revenues (for the year as a whole) to exceed the corresponding fiscal 2009 amounts, although such increase cannot be assured.

Webcasting revenues decreased by 1.4% for the six months ended March 31, 2010 as compared to the corresponding period of the prior fiscal year. However, the number of webcasts produced, approximately 3,700 for the six months ended March 31, 2010, was approximately equal to the number of webcasts for the corresponding period of the prior fiscal year and the average revenue per webcast event of approximately $802 for the six months ended March 31, 2010 was approximately equal to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic.

Although webcasting revenues declined during the fourth quarter of fiscal 2009 from the revenue levels for the first three quarters of that fiscal year, we believe that the increased revenue for the first quarter of fiscal 2010 (compared to the fourth quarter of fiscal 2009) and for the second quarter of fiscal 2010 (compared to the first quarter of fiscal 2010) represent the start of a return to those revenue levels we experienced before the fourth quarter of fiscal 2009. Furthermore, we are optimistic with respect to seeing an increase in the level of webcasting revenues during the remainder of fiscal 2010, based on order flow and other sales activity thus far for the second quarter of fiscal 2010, as well as the following factors which we believe will favorably impact our webcasting revenues for the remainder of fiscal 2010:

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

We recognized related revenues for all of the above government-related contracts of approximately $322,000 for the year ended September 30, 2009 and related revenues of approximately $234,000 for the six months ended March 31, 2010.

•
New products and technology - We recently launched iEncode™, a full-featured, turnkey, standalone webcasting solution, designed to operate inside a corporate LAN environment with multicast capabilities. Although we recorded some iEncode revenue during fiscal 2009 and we introduced version 2 (V2) of iEncode™ in June 2009, V2 was not available for delivery to our customers until December 2009 and we continued to make some technical improvements after that date. Although iEncode™ sales have been limited to date, we expect them to start to increase to more meaningful levels during the remainder of fiscal 2010.

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

During fiscal 2009, we began the development of the MarketPlace365™ (MP365) platform, which will enable the creation of on-line virtual marketplaces, trade shows and social communities. We will charge each promoter a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace, but we also expect to recognize additional revenue beyond these exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing. We already have several commitments for MP365 marketplaces from the existing publishers and trade show companies that we have already introduced the product to, as follows:

•
In December 2009, we announced an agreement with the Tarsus Group plc (“Tarsus”) for them to implement and market MP365 to Tarsus' more than 19,000 trade shows and 2,000 suppliers that are part of their Trade Show News Network, a leading online resource for the trade show, exhibition and event industry.

•
In February 2010, we announced an agreement with the Trade Show Exhibitors Association (“TSEA”) for them to market MP365 to TSEA’s members, vendors and sponsors, as well as an agreement with eConventions365, LLC, developer of the Commercial Design, Architecture and Construction (CDAC) Trade Show, for them to develop a virtual tradeshow for the commercial design and building industry worldwide, using MP365 and expected to launch in the summer of 2010.

•
In March 2010, we announced that Specialized Publications Corporation (“SPC”) had signed both MP365 agent and promoter agreements. Under the promoter agreements, SPC, a multi-faceted business including long-time publisher of targeted consumer, business and association magazines, plans to develop three virtual marketplaces using MP365 and focused on the consumer and commercial aviation, restaurant and scuba diving industries. In March 2010, we also announced that HomeDecShow, LLC has signed a MP365 agreement to develop a virtual tradeshow and business community for the home, textiles, gifts and decorative accessory industry worldwide, which is planning to launch by late summer 2010.

•
In April 2010, we announced that we have partnered with AMC Institute, to provide MP365, as well as our full suite of digital media and communications services, to the organization’s 150 association management company members who represent over 1500 associations throughout the U.S., Canada, Europe and Asia.

•
In May 2010, we announced NewGen Broadcasting, Inc. (“New Gen”) has signed both MP365 agent and promoter agreements to promote the MP365 platform and develop its own virtual tradeshow. NewGen will assist us in creating a best of breed list of preferred Search Engine Marketing (SEM) professionals to help MP365 promoters maximize their lead generation efforts and, through its Webmaster Radio service, will provide online radio and relevant content syndication for use by other MP365 promoters to enhance the attendee experience. In May 2010, we also announced Conventions.net has signed an MP365 agent agreement. Conventions.net, which has thousands of industry suppliers in over 150 categories, plans to showcase the MP365 platform through its website and other marketing vehicles.

Including the above, we have obtained signed promoter contracts representing at least nine MP365 marketplaces. The initial MP365 marketplaces are expected to launch in July or August 2010.

Due to the revenue potential from a single MP365 marketplace, we expect this product could have a significant impact on our future revenues. However, the attainment of any revenue from a MP365 marketplace will be subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured.

Due to the anticipated increases in webcasting revenues, the anticipated increases in DMSP and hosting revenues and revenues upon the launch of MarketPlace365™, all as discussed above, we expect the fiscal 2010 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2009 amounts, although such increase cannot be assured.

Consolidated gross margin was approximately $5.3 million for the six months ended March 31, 2010, a decrease of approximately $628,000 (10.5%) from the corresponding period of the prior fiscal year. This decrease was due to approximately $606,000 less gross margin from the Audio and Web Conferencing Services Group, corresponding to the $533,000 decrease in Audio and Web Conferencing Services Group revenues as discussed above, as well as decreased gross margin percentage on those revenues from 71.7% to 66.4%. Primary reasons for this decreased gross margin percentage were (i) certain costs related to providing webconferencing services that are generally fixed to us and do not vary with utilization (ii) increased costs from purchasing additional “overflow” operating capacity from third parties and (iii) decreases in our per minute charges to certain customers deemed necessary in order to respond to competition. The consolidated gross margin percentage was 65.1% for the six months ended March 31, 2010, versus 68.1% for the corresponding period of the prior fiscal year.

The consolidations of two of our co-location facilities into two other existing locations were completed as scheduled during the second fiscal 2010 quarter. During the third fiscal 2010 quarter, we are planning to discontinue the use of a third-party software application incorporated as part of our DMSP and hosting services in favor of a less costly application. During the fourth fiscal 2010 quarter, we are also planning to reduce the number of telephone switches and/or switch locations used by our Infinite division. These consolidations, as well as recently negotiated reductions in our bandwidth and telephone line and usage rates, are expected to reduce our cost of sales by approximately $275,000 during the last six months of fiscal 2010, as compared to those costs for the corresponding period of fiscal 2009, although such results cannot be assured.

Although we expect increases in Digital Media Services Group sales during the remainder of fiscal 2010 and we expect continued savings with respect to certain costs of sales items during the remainder of fiscal 2010, both as discussed above, as a result of the past and ongoing decreased gross margin from the Audio and Web Conferencing Services Group, we expect consolidated gross margin (in dollars) for fiscal year 2010 (for the year as a whole) to be less than the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $10.5 million for the six months ended March 31, 2010, a decrease of approximately $4.3 million (29.2%) from the corresponding period of the prior fiscal year, primarily due to the $3.1 million charge for impairment of goodwill and other intangible assets in the current fiscal year quarter being $2.4 million lower than the $5.5 million charge for such item in the comparable period of the prior fiscal year. In addition, depreciation and amortization expense and compensation expense each also decreased by approximately $895,000 and $656,000, respectively, in the six months ended March 31, 2010, as compared to those expenses for the corresponding period of the prior fiscal year. In addition, we recorded an approximately $540,000 charge for the write off of deferred acquisition costs for the six months ended March 31, 2009 versus no such expense in the comparable period of the current fiscal year. This write-off related to the terminated Narrowstep acquisition, which is discussed in more detail in Item 1 of Part II of this 10-Q.

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

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2008. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of the assets of EDNet as of that date. Although the first step of the two step testing process of the assets of Acquired Onstream and Infinite preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the six months ended March 31, 2009. This $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

We also performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $3.1 million for the six months ended March 31, 2010.

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

The decrease in depreciation and amortization expense for the six months ended March 31, 2010 of approximately $895,000 was 44.5% of that expense for the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment losses we recorded during the six months ended March 31, 2010 and the six months ended March 31, 2009, which were recorded as a reduction of the historical depreciable cost basis of those assets as of those dates.

The decrease in compensation expense for the six months ended March 31, 2010 of approximately $656,000 was 13.4% of that expense for the corresponding period of the prior fiscal year. Effective October 1, 2009, a significant portion of our workforce, including all of management, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow. This action, as well as payroll cost reduction actions we took primarily during February and March 2009, represent anticipated compensation expense reductions of approximately $1.3 million for fiscal 2010, as compared to fiscal 2009, and are the primary reason for the decreased compensation expense for the first six months of fiscal 2010.  Regardless of the above, it is possible that some or all of the future portion of these savings (approximately $550,000 for the remaining two quarters of fiscal 2010, as compared to the corresponding fiscal 2009 period) will be offset by compensation cost increases as a result of other actions we may deem necessary during the remainder of fiscal 2010.

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

Other Expense

Other expense of approximately $443,000 for the six months ended March 31, 2010 represented an approximately $214,000 (93.5%) increase as compared to the corresponding period of the prior fiscal year. This additional expense was primarily related to an increase in interest expense of approximately $275,000, arising from a much higher level of interest bearing debt, as well as increased effective interest rates, for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. As of September 30, 2009, we had outstanding interest bearing debt with a total face amount of approximately $3.8 million, which was primarily comprised of (i) approximately $1.4 million in borrowings outstanding for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at prime plus 11% (14.25%) as of September 30, 2009, (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million and bearing interest expense at 12% per annum and (iii) the Rockridge Note balance of approximately $1.4 million and incurring interest expense at 12% per annum. In addition to these stated interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts. As compared to the approximately $3.8 million of interest bearing debt as of September 30, 2009, the total was approximately $2.9 million as of September 30, 2008. In addition to this debt increase of approximately $900,000 during fiscal 2009, the interest rate on our working capital line of credit increased from prime plus 8% (13.0%) as of September 30, 2008 to 14.25% as of September 30, 2009 and the Rockridge Note, which did not exist until April 2009, carries an effective interest rate of approximately 28.0% per annum (after the September 2009 amendment).

Our collateralized line of credit arrangement (the “Line”) was amended in December 2009 and as a result the borrowing limit was increased to $2.0 million and the interest rate modified to be 13.5% per annum, adjusted for future changes in the prime rate, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The interest rate at the time of the amendment was 14.25% per annum (prime rate plus 11%) but there was no monitoring fee. Based on the outstanding balance of approximately $1.7 million under the Line as of March 31, 2010, the amended terms would represent increased interest expense, including the monitoring fee, of approximately $40,000 per year.

Based on the increased outstanding balance as well as the increased interest rate on the Line effective in December 2009, the Rockridge note being outstanding for a full year in fiscal 2010 as compared to a portion of fiscal 2009, an additional borrowing of $500,000 under the Rockridge Note on October 29, 2009, an additional borrowing under the CCJ Note on December 29, 2009, an additional borrowing of $250,000 under the Greenberg Note in January 2010, additional borrowings of $500,000 under the Wilmington Notes in February 2010, an additional borrowing of $250,000 under the Lehmann Note in May 2010 and potential further borrowings in fiscal 2010 in order to address our working capital deficit, we anticipate our interest expense during fiscal 2010 to be greater than it was in fiscal 2009.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009 - The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended March 31,
	2010	2009
Revenue:

DMSP and hosting	12.5%	10.7%
Webcasting	35.4	30.8
Audio and web conferencing	40.0	43.3
Network usage	10.6	11.2
Other	1.5	4.0
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	5.7%	3.5%
Webcasting	11.2	10.1
Audio and web conferencing	11.1	9.9
Network usage	4.7	5.0
Other	2.5	3.0
Total costs of revenue	35.2%	31.5%

Gross margin	64.8%	68.5%

Operating expenses:
Compensation	52.6%	57.2%
Professional fees	10.6	6.0
Other general and administrative	13.8	13.7
Write off deferred acquisition costs	-	12.3
Depreciation and amortization	13.3	21.0
Total operating expenses	90.3%	110.2%

Loss from operations	(25.5)%	(41.7)%

Other expense, net:
Interest expense	(7.3)%	(2.8	) %
Other (expense) income, net	2.3	0.1
Total other expense, net	(5.0)%	(2.7)%

Net loss	(30.5)%	(44.4)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent

Total revenue	$4,133,694	$4,382,661	$(248,967)	(5.7)%
Total costs of revenue	1,456,427	1,380,635	75,792	5.5%
Gross margin	2,677,267	3,002,026	(324,759)	(10.8)%

General and administrative expenses	3,182,301	3,370,341	(188,040)	(5.6)%
Write off deferred acquisition costs	-	540,007	(540,007)	(100.0)%
Depreciation and amortization	548,800	918,075	(369,275)	(40.2)%
Total operating expenses	3,731,101	4,828,423	(1,097,322)	(22.7)%

Loss from operations	(1,053,834)	(1,826,397)	(772,563)	(42.3)%

Other expense, net	(206,330)	(120,771)	85,559	70.8%

Net loss	$(1,260,164)	$(1,947,168)	$(687,004)	(35.3)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.1 million for the three months ended March 31, 2010, a decrease of approximately $249,000 (5.7%) from the corresponding period of the prior fiscal year, due to decreased revenues of the Audio and Web Conferencing Services Group. Revenues of the Digital Media Services Group increased during this period.

Audio and Web Conferencing Services Group revenues were approximately $2.1 million for the three months ended March 31, 2010, a decrease of approximately $269,000 (11.2%) from the corresponding period of the prior fiscal year. This decrease was primarily a result of decreased Infinite division revenues arising from the loss of a major customer during the fourth quarter of fiscal 2009, as well as decreased network usage service fees and decreased network equipment sales and rental revenues from the EDNet division, which decreases we believe resulted from a reduction in television and movie production activity in the current quarter in response to a general economic slow-down.

Digital Media Services Group revenues were approximately $2.0 million for the three months ended March 31, 2010, an increase of approximately $20,000 (1.0%) from the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $114,000 (8.5%) increase in Webcasting division revenues plus smaller increases in certain other divisions. including an approximately $44,000 (9.3%) net increase in DMSP and hosting division revenues. This increase in DMSP and hosting division revenues included (i) an approximately $27,000 increase in DMSP “Store and Stream” and “Streaming Publisher” revenues and (ii) an approximately $17,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division.

The above Webcasting division and DMSP and hosting division revenue increases were offset by an approximately $132,000 (88.1%) decrease in Smart Encoding division revenues other than hosting revenues, which decrease arose primarily because of a one-time encoding/streaming engagement occurring during the three months ended March 31, 2009 that did not recur during the three months ended March 31, 2010.

As mentioned above, webcasting revenues increased by 8.5% for the three months ended March 31, 2010 as compared to the corresponding period of the prior fiscal year. Furthermore, the number of webcasts produced, approximately 1,800 for the three months ended March 31, 2010, was approximately 100 more than the approximately 1,700 webcasts for the corresponding period of the prior fiscal year. The average revenue per webcast event also increased to approximately $838 for the current fiscal year quarter as compared to approximately $772 for the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic.

Consolidated gross margin was approximately $2.7 million for the three months ended March 31, 2010, a decrease of approximately $325,000 (10.8%) from the corresponding period of the prior fiscal year. This decrease was due to approximately $288,000 less gross margin from the Audio and Web Conferencing Services Group, corresponding to the $267,000 decrease in Audio and Web Conferencing Services Group revenues as discussed above, as well as decreased gross margin percentage on those revenues from 72.6% to 68.2%. Primary reasons for this decreased gross margin percentage were (i) certain costs related to providing webconferencing services that are generally fixed to us and do not vary with utilization (ii) increased costs from purchasing additional “overflow” operating capacity from third parties and (iii) decreases in our per minute charges to certain customers deemed necessary in order to respond to competition. The consolidated gross margin percentage was 64.8% for the three months ended March 31, 2010, versus 68.5% for the corresponding period of the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $3.7 million for the three months ended March 31, 2010, a decrease of approximately $1.1 million (22.7%) from the corresponding period of the prior fiscal year, primarily the result of us recording an approximately $540,000 charge for the write off of deferred acquisition costs for the three months ended March 31, 2009 versus no such expense in the comparable period of the current fiscal year. This write-off related to the terminated Narrowstep acquisition, which is discussed in more detail in Item 1 of Part II of this 10-Q. In addition, depreciation and amortization expense and compensation expense each also decreased by approximately $369,000 and $329,000, respectively, in the three months ended March 31, 2010, as compared to those expenses for the corresponding period of the prior fiscal year.

The decrease in depreciation and amortization expense for the three months ended March 31, 2010 of approximately $369,000 was 40.2% of that expense for the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment loss we recorded during the six months ended March 31, 2010, which was recorded as a reduction of the historical depreciable cost basis of those assets as of December 31, 2009.

The decrease in compensation expense for the three months ended March 31, 2010 of approximately $329,000 was 13.1% of that expense for the corresponding period of the prior fiscal year. Effective October 1, 2009, a significant portion of our workforce, including all of management, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow. This action, as well as payroll cost reduction actions we took primarily during February and March 2009, represent anticipated compensation expense reductions of approximately $1.3 million for fiscal 2010, as compared to fiscal 2009, and are the primary reason for the decreased compensation expense for the second quarter of fiscal 2010.  Regardless of the above, it is possible that some or all of the future portion of these savings (approximately $500,000 for the remaining two quarters of fiscal 2010, as compared to the corresponding fiscal 2009 period) will be offset by compensation cost increases as a result of other actions we may deem necessary during the remainder of fiscal 2010.

Other Expense

Other expense of approximately $206,000 for the three months ended March 31, 2010 represented an approximately $86,000 (70.8%) increase as compared to the corresponding period of the prior fiscal year. This additional expense was primarily related to an increase in interest expense of approximately $179,000, arising from a much higher level of interest bearing debt, as well as increased effective interest rates, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. As of December 31, 2009, we had outstanding interest bearing debt with a total face amount of approximately $4.7 million, which was primarily comprised of (i) approximately $1.6 million in borrowings outstanding for working capital under a line of credit arrangement with a financial institution, collateralized by our accounts receivable and bearing interest at an effective rate of approximately 16.0% per annum (13.5% plus a 2% monitoring fee on the maximum borrowing limit) as of December 31, 2009, (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million and bearing interest expense at 12% per annum and (iii) the Rockridge Note balance of approximately $1.8 million and incurring interest expense at 12% per annum. In addition to these stated interest amounts, we are also recognizing interest expense as a result of amortizing discount on these debts. As compared to the approximately $4.7 million of interest bearing debt as of December 31, 2009, the total was approximately $3.1 million as of December 31, 2008. In addition to this approximately $1.6 million increase in our debt over this one-year period, the interest rate on our working capital line of credit increased from 14.25% per annum (prime plus 11%) as of December 31, 2008 to 16.0% per annum as of December 31, 2009 and the Rockridge Note, which did not exist until April 2009, carries an effective interest rate of approximately 28.0% per annum (after the September 2009 amendment). In addition to the above, we incurred $750,000 of additional debt during the three months ended March 31, 2010, arising from the Greenberg Note and the Wilmington Notes, which have a stated interest rate of 10% per annum.

Liquidity and Capital Resources

Our financial statements for the six months ended March 31, 2010 reflect a net loss of approximately $5.6 million and cash used in operations for that period of approximately $355,000. Although we had cash of approximately $710,000 at March 31, 2010, our working capital was a deficit of approximately $2.6 million at that date.

During the six months ended March 31, 2010, we obtained financing from three primary sources – (i) the unsecured subordinated convertible Greenberg Note and Wilmington Notes, under which we borrowed an aggregate of $737,000 (net of repayments) during the period, (ii) the Line, collateralized by our accounts receivable, under which we borrowed approximately $292,000 (net of repayments) during the period and (iii) the Rockridge Note, collateralized by all our assets not pledged under the Line, under which we borrowed approximately $342,000 (net of repayments) during the period. We also borrowed $250,000 on May 3, 2010 under the terms of the unsecured subordinated convertible Lehmann Note.

On January 13, 2010 we borrowed $250,000 from Greenberg Capital (“Greenberg”) under the terms of an  unsecured subordinated convertible note (the “Greenberg Note”), which is repayable in principal installments of $13,000 per month beginning March 1, 2010, with the final payment on December 31, 2010, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Greenberg Note is convertible into common stock at Greenberg’s option at a price equal to 85% of the weighted average share price for the five days prior to conversion, such conversion price to be no less than $2.40 per share.

The Greenberg Note provides for (i) our issuance of 20,833 unregistered common shares upon receipt of the funds and our issuance of 20,833 unregistered common shares if the loan is still outstanding after 6 months (ii) our payment of $2,500 in legal fees incurred by Greenberg and (iii) the option to prepay up to $12,500 of interest in the form of shares, based on the weighted average share price for the five days prior, which we exercised by the issuance of 6,945 unregistered common shares. The effective rate of the Greenberg Note is approximately 50.7% per annum, assuming a one year loan term.

We may prepay the Greenberg Note at any time with ten days notice, provided that Greenberg may convert the outstanding balance to common shares during such ten day period. In the event the Greenberg Note is prepaid during the first six months, we shall incur a prepayment penalty of 20,833 unregistered common shares. In the event of a default, we will be obligated to pay Greenberg an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note.

During February 2010 we borrowed an aggregate of $500,000 from three entities (the “Wilmington Investors”) under the terms of unsecured subordinated convertible notes (the “Wilmington Notes”), which were issued on a pari passu basis with the Greenberg Note and are repayable in aggregate principal installments of $26,000 per month beginning April 18, 2010, with the final payment on February 18, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Wilmington Notes are convertible into common stock at the option of each individual Wilmington Investor, based on our closing share price on the funding date of the Wilmington Notes, which was $2.76 with respect to $375,000 of the funding and $2.88 with respect to the balance.

The Wilmington Notes provide for (i) our issuance of an aggregate of 50,000 unregistered common shares upon receipt of the funds and our issuance of an aggregate 50,000 unregistered common shares if the loans are still outstanding after 6 months, (ii) our payment of $2,500 in legal fees incurred by the Wilmington Investors and (iii) our prepayment of the first six months of interest in the form of shares, based on our closing share price on the funding date of the Wilmington Notes. In the event the Wilmington Notes are prepaid after the first six months, the second tranche of 50,000 unregistered common shares will be cancelled on a pro-rata basis, to the extent the second six month time period has not elapsed at the time of such payoff.

We have also incurred third party finder’s fees in connection with the Wilmington Notes, such fees payable in cash equal to 7% of the borrowed amount payable. The effective rate of the Wilmington Notes is approximately 83.9% per annum, assuming a six month loan term and excluding the finder’s fees.

We may prepay the Wilmington Notes at any time with ten days notice, provided that the Investor may convert the outstanding balance to common shares during such ten day period. In the event of a default, we will be obligated to pay the Wilmington Investors an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $750,000 during the term of the Wilmington Notes, the proceeds of such financing will be used to pay off the remaining balance of the Wilmington Notes.

On May 3, 2010 we closed on the borrowing of $250,000 from an individual (“Lehmann”) under the terms of an unsecured subordinated convertible note (the “Lehmann Note”), which is repayable in principal installments of $13,000 per month beginning July 3, 2010, with the final payment on May 3, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Lehmann Note is convertible into common stock at Lehmann’s option based on our closing share price on the funding date of the Lehmann Note, which was $2.04. $250,000 of the amount we borrowed under the Wilmington Notes in February 2010 came from Lehmann.

The Lehmann Note provides for (i) our issuance of 37,500 unregistered common shares upon receipt of the funds and our issuance of 25,000 unregistered common shares if the loan is still outstanding after 6 months and (ii) our prepayment of the first six months of interest in the form of shares, based on our closing share price on the funding date of the Lehmann Note. In the event the Lehmann Note is prepaid after the first six months, the second tranche of 25,000 unregistered common shares will be cancelled on a pro-rata basis, to the extent the second six month time period has not elapsed at the time of such payoff.

We have also incurred third party finder’s fees in connection with the Lehmann Note, such fees payable in cash equal to 7% of the borrowed amount. The effective rate of the Lehmann Note is approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees.

We may prepay the Lehmann Note at any time with ten days notice, provided that Lehmann may convert the outstanding balance to common shares during such ten day period. If we successfully conclude a financing of debt or equity in excess of $1,000,000 during the term of the Lehmann Note, the proceeds of such financing will be used to pay off the remaining balance of the Lehmann Note. In the event of a default, we will be obligated to pay Lehmann an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares.

The Greenberg Note, which was issued in January 2010, provides that if we successfully conclude a financing of debt or equity in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note. Although the aggregate proceeds from the Wilmington Notes in February 2010 plus the Lehmann Note in May 2010 were $750,000, our position is that the Lehmann Note was a separate financing from the Wilmington Notes and since neither of those financings was in excess of $500,000, early repayment of the Greenberg Note is not required. The Greenberg Note had a remaining outstanding balance of $211,000 as of May 7, 2010.

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.8 million as of May 7, 2010) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, but no later than December 2011, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. We have not been in compliance with certain loan covenants through June 30, 2009, although the Lender has granted waivers through that date. In December 2009 the Lender agreed that (i) we are not required to comply with the debt service coverage covenant for the quarter ended September 30, 2009 and the next compliance date for this covenant will be September 30, 2010 and (ii) effective for the quarter ended September 30, 2009, we are no longer required to comply with the minimum tangible net worth covenant. Based on the outstanding balance of approximately $1.7 million under the Line as of March 31, 2010, the amended terms would represent increased interest expense, including the monitoring fee, of approximately $39,000 per year.

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

The Rockridge Note is repayable in equal monthly installments of $45,202 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable at the Maturity Date and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. Upon notice from Rockridge at any time after September 4, 2010 and prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of ONSM common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of ONSM common stock. The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 366,667 restricted shares of our common stock (the “Shares”). The value of those shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the shares are sold for an average share price less than the minimum of $1.20 per share.

The above conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on the NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.

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

We are currently obligated under convertible Equipment Notes with a face value of $1.0 million which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2009, we elected to issue 34,917 unregistered shares of our common stock to the Investors in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2009 through October 2009, which was recorded as interest expense of $77,515 on our books, based on the fair value of those shares on the issuance date. On April 30, 2010, we elected to issue 44,369 unregistered common shares to the Investors in lieu of $59,507 cash interest on these Equipment Notes for November 2009 through April 2010, which was recorded as interest expense of $92,288 on our books, based on the fair value of those shares on the issuance date. The next interest due date is October 31, 2010 and the principal is not due before June 2011. The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the holder’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share. In the event the Notes are converted prior to maturity (June 3, 2011), interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

During August 2009, CCJ Trust (“CCJ”) remitted $200,000 to us as a short term advance bearing interest at .022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable on our September 30, 2009 balance sheet. On December 29, 2009, we entered into an agreement with CCJ whereby accrued interest through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity although, with the consent of CCJ, no payments had been made as of May 7, 2010. The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $0.50 per share. In conjunction with and in consideration of this note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 175,000 ONSM common shares at $3.00 per share.

The effective interest rate of the CCJ Note is approximately 47.4% per annum, including the Black-Scholes value of the warrants plus the value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares. The effective rate of 47.4% per annum also includes 11.2% per annum related to dividends that will accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares.

Projected capital expenditures for the twelve months ended March 31, 2011 total approximately $1.6 million which includes software and hardware upgrades to the DMSP, the webcasting system (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the introduction and establishment of the MarketPlace365 platform. This total includes approximately $346,000 reflected by us as accounts payable at March 31, 2010 (which will not be reflected as capital expenditures in our cash flow statement until paid and of which $282,000 is currently disputed by us based on service and utility issues).  This total also includes at least $570,000 of projected capital expenditures which we have determined may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

On March 18, 2009, we terminated the Merger Agreement for the acquisition of Narrowstep, which Merger Agreement we had first entered into on May 29, 2008 and then was amended twice (on August 13, 2008 and on September 15, 2008). The Merger Agreement could be terminated by either Onstream or Narrowstep at any time after November 30, 2008 provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep. On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts, as well as our brief in support of the motion filed on February 18, 2010. Narrowstep’s response was filed on March 29, 2010 and we filed our reply on April 13, 2010. The Court’s decision, which may be preceded by a hearing at the Court’s discretion, is pending. Regardless of the ultimate decision with regard to the motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material adverse impact on our financial position or results of operations.

During February 2009, we took actions to reduce our operating costs, primarily personnel related, by approximately $65,000 per month. During October 2009, we took additional actions to reduce our operating costs, primarily personnel related, by another approximately $62,000 per month. We recently began to identify and implement certain infrastructure related cost savings, which actions have reduced our costs of revenue by approximately $34,000 per month as of March 31, 2010 and we expect will reduce our cost of revenue by another approximately $21,000 per month, once fully implemented by the end of fiscal 2010.

We have estimated that, including the above reductions in our expenditure levels, we will require an approximately 13-17% increase in our consolidated revenues for the remainder of fiscal 2010, as compared to corresponding period of fiscal 2009, in order to adequately fund our minimum anticipated expenditures (including debt service and a basic level of capital expenditures) through September 30, 2010.  We have estimated that, in addition to this ongoing revenue increase, we will also require additional near-term debt or equity financing of approximately $250,000 (in addition to the $250,000 loan proceeds we received in May 2010) to adequately address past due liabilities we believe are necessary to pay to continue our operations. If we were to obtain financing in excess of this $250,000, the required revenue increase could be less than as stated above.

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

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $3.00 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $3.00 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

As of February 5, 2010, we have issued 35,000 shares of Series A-13. Any shares of Series A-13 that are still outstanding as of December 31, 2011 will automatically convert into our common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $9.00 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

During December 2009, we received funding commitment letters (“Letters”) executed by three entities agreeing to provide us, within twenty days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. Funding under the Letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that the debt (i) would be unsecured and subordinated to our other debts, (ii) would be subject to approval by our other creditors having the right of such pre-approval, (iii) would provide for no principal or interest payments in cash prior to December 31, 2010, although, at our option, consideration may be given in the form of equity issued before that date and (iv) would provide that any cash repayment of principal after that date would be in equal monthly installments over at least one year but no greater than four years. The rate of return on such debt, including cash and equity consideration given, would be negotiable based on market values at the time of funding but in any event would be not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum (such rate including the cash coupon rate plus the fair value of our shares given and/or the Black-Scholes valuation of debt conversion features and/or issuance of options and/or warrants).  As consideration for these Letters, the issuing entities received an aggregate of 12,500 unregistered shares. One of the Letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors. Furthermore, certain principals of Triumph Small Cap Fund, which provided one of the Letters, for $250,000, are also principals in Greenberg Capital and required us to release Triumph Small Cap Fund from their commitment under that Letter, as part of a February 2010 modification to the Greenberg Note.

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. Although there is no assurance that we will make sales under that Shelf Registration, or if do make such sales what the timing or proceeds will be, we anticipate that the first approximately $900,000 of such proceeds will be used to repay the outstanding balances due under the Greenberg Note, the Wilmington Notes and the Lehmann Note. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval.

Our accumulated deficit was approximately $119.7 million at March 31, 2010. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365, market our other existing products and services, the degree to which competitive products and services are introduced to the market, and our ability to control overhead expenses as we grow.

Other than working capital which may become available to us from further borrowing or sales of equity (including but not limited to proceeds from Series A-13, the Letters and/or the Shelf Registration, all as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. There are no assurances whatsoever that the issuers of the Letters will be willing and/or able to provide cash upon our request and/or that we will be able to borrow further funds and/or sell the unissued portion of the authorized Series A-13 or common shares under the Shelf Registration or other forms of equity or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash used in operating activities was approximately $356,000 for the six months ended March 31, 2010, as compared to approximately $349,000 provided by operations for corresponding period of the prior fiscal year. The $356,000 reflects our net loss of approximately $5.6 million, reduced by approximately $5.2 million of non-cash expenses included in that loss and reduced by approximately $88,000 arising from a net decrease in non-cash working capital items during the period. The net decrease in non-cash working capital items for the six months ended March 31, 2010 is primarily due to an approximately $820,000 increase in accounts payable and accrued liabilities, offset by an approximately $747,000 increase in accounts receivable. This compares to a net decrease in non-cash working capital items of approximately $716,000 for the corresponding period of the prior fiscal year, primarily due to an approximately $852,000 increase in accounts payable and accrued liabilities. The primary non-cash expenses included in our loss for the six months ended March 31, 2010 were $3.1 million arising from a charge for impairment of goodwill and other intangible assets, approximately $1.1 million of depreciation and amortization, approximately $444,000 of employee compensation expense arising from the issuance of stock and options and approximately $246,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $708,000 for the six months ended March 31, 2010 as compared to approximately $704,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities primarily related to the acquisition of property and equipment.

Cash provided by financing activities was approximately $1.2 million for the six months ended March 31, 2010 as compared to approximately $186,000 for the corresponding period of the prior fiscal year. Current and prior period financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments. The prior year period also included proceeds from the sale of A-12 preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $15.5 million at March 31, 2010, representing approximately 68% of our total assets and approximately 110% of the book value of shareholder equity. In addition, property and equipment as of March 31, 2010 includes approximately $1.8 million (net of depreciation) related to the DMSP and other capitalized internal use software, representing approximately 8% of our total assets and approximately 13% of the book value of shareholder equity.

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

We follow a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations. We will closely monitor and evaluate all such factors as of June 30, 2010 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and is seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we have determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts, as well as our brief in support of the motion filed on February 18, 2010. Narrowstep’s response was filed on March 29, 2010 and we filed our reply on April 13, 2010. The Court’s decision, which may be preceded by a hearing at the Court’s discretion, is pending. Regardless of the ultimate decision with regard to the motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material adverse impact on our financial position or results of operations.

On May 26, 2009, we were served with a complaint filed in Broward County, Florida, for a breach of contract claim against us by a firm seeking compensation for legal services allegedly rendered to us, plus court costs, in the amount of approximately $383,000. In January 2010, we settled this complaint for the $115,000 we had accrued for this matter on our financial statements as of December 31 and September 30, 2009. All amounts due under this settlement were paid by us as agreed on or before March 31, 2010 and accordingly we have no further potential liability in connection with this matter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2010 we borrowed an aggregate of $500,000 from three entities (the “Wilmington Investors”) under the terms of unsecured subordinated convertible notes (the “Wilmington Notes”), which were issued on a pari passu basis with the Greenberg Note and are repayable in aggregate principal installments of $26,000 per month beginning April 18, 2010, with the final payment on February 18, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Wilmington Notes are convertible into common stock at the option of each individual Wilmington Investor, based on our closing share price on the funding date of the Wilmington Notes, which was $2.76 with respect to $375,000 of the funding and $2.88 with respect to the balance.

The Wilmington Notes provide for (i) our issuance of an aggregate of 50,000 unregistered common shares upon receipt of the funds and our issuance of an aggregate 50,000 unregistered common shares if the loans are still outstanding after 6 months, (ii) our payment of $2,500 in legal fees incurred by the Wilmington Investors and (iii) our prepayment of the first six months of interest in the form of shares, based on our closing share price on the funding date of the Wilmington Notes. In the event the Wilmington Notes are prepaid after the first six months, the second tranche of 50,000 unregistered common shares will be cancelled on a pro-rata basis, to the extent the second six month time period has not elapsed at the time of such payoff.

We have also incurred third party finder’s fees in connection with the Wilmington Notes, such fees payable in cash equal to 7% of the borrowed amount payable.

We may prepay the Wilmington Notes at any time with ten days notice, provided that the Investor may convert the outstanding balance to common shares during such ten day period. In the event of a default, we will be obligated to pay the Wilmington Investors an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $750,000 during the term of the Wilmington Notes, the proceeds of such financing will be used to pay off the remaining balance of the Wilmington Notes. The $250,000 Lehmann Note, which we reported as an unregistered sale of equity securities on our report on Form 8-K filed with the SEC on May 7, 2010, was issued to one of the Wilmington Investors.

During the period from June 3, 2008 through July 8, 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. We issued notes to those Investors (the “Equipment Notes”), which are collateralized by specifically designated software and equipment owned by us. Under this arrangement, the Investors receive interest at 12% per annum, payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On April 30, 2010, we elected to issue 44,369 unregistered common shares to the Investors in lieu of $59,507 cash interest on these Equipment Notes for November 2009 through April 2010, which was recorded as interest expense of $92,288 on our books, based on the fair value of those shares on the issuance date.

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

Date: May 17, 2010

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer