Form 10-Q
period 2010-06-30
Onstream Media CORP
filed 2010-08-16
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 9, 2010 the registrant had issued and outstanding 7,954,871 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2010 and Consolidated Balance Sheet at September 30, 2009	4

Unaudited Consolidated Statements of Operations for the Nine and Three Months Ended June 30, 2010 and 2009	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 30, 2010	6

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 55

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	56 – 79

Item 4 - Controls and Procedures	80

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	81

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3 – Defaults upon Senior Securities	82

Item 4 – Submission of Matters to a Vote of Security Holders	82

Item 5 – Other Information	82

Item 6 - Exhibits	82

Signatures	83

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and/or our ability to eliminate cash flow deficits by increasing our sales or decreasing our expenses), our ability to obtain additional capital and/or to refinance our existing debt, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, changes in technology, particular with respect to the Internet, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2010. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$336,957	$541,206
Accounts receivable, net of allowance for doubtful accounts of $366,355 and $241,298, respectively	2,746,811	2,189,252
Prepaid expenses	491,681	356,963
Inventories and other current assets	122,033	198,960
Total current assets	3,697,482	3,286,381

PROPERTY AND EQUIPMENT, net	2,848,686	3,083,096
INTANGIBLE ASSETS, net	1,411,244	2,499,150
GOODWILL, net	13,996,948	16,496,948
OTHER NON-CURRENT ASSETS	104,264	118,398
Total assets	$22,058,624	$25,483,973

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,436,117	$2,384,344
Accrued liabilities	1,113,095	1,199,843
Amounts due to directors and officers	249,026	229,908
Deferred revenue	131,974	163,198
Notes and leases payable – current portion, net of discount	1,931,286	1,615,891
Convertible debentures, net of discount	1,662,636	-
Series A-12 Convertible Preferred stock – redeemable portion, net of discount	-	98,000
Total current liabilities	7,524,134	5,691,184

Notes and leases payable, net of current portion	558,416	505,061
Convertible debentures, net of discount	426,007	1,109,583
Total liabilities	8,508,557	7,305,828

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-12 Convertible Preferred stock, par value $.0001 per share, authorized 100,000 shares, -0- and 70,000 issued and outstanding, respectively	-	7
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 35,000 and -0- issued and outstanding, respectively	3	-
Common stock, par value $.0001 per share, authorized 75,000,000 shares, 7,934,038 and 7,388,783 issued and outstanding, respectively	793	739
Additional paid-in capital	134,369,299	132,299,589
Unamortized discount	(3,373)	(12,000)
Accumulated deficit	(120,816,655)	(114,110,190)
Total stockholders’ equity	13,550,067	18,178,145
Total liabilities and stockholders’ equity	$22,058,624	$25,483,973

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
DMSP and hosting	$1,568,112	$1,302,169	$500,739	$433,680
Webcasting	4,450,214	4,485,527	1,576,672	1,571,991
Audio and web conferencing	5,038,769	5,492,400	1,796,247	1,839,379
Network usage	1,415,935	1,532,504	521,298	500,569
Other	160,535	386,088	35,802	91,211
Total revenue	12,633,565	13,198,688	4,430,758	4,436,830

COSTS OF REVENUE:
DMSP and hosting	713,668	413,661	225,890	106,363
Webcasting	1,165,288	1,329,406	373,372	423,760
Audio and web conferencing	1,456,388	1,333,921	461,573	470,435
Network usage	597,066	658,879	214,752	203,903
Other	271,650	366,653	65,569	104,547
Total costs of revenue	4,204,060	4,102,520	1,341,156	1,309,008

GROSS MARGIN	8,429,505	9,096,168	3,089,602	3,127,822

OPERATING EXPENSES:
General and administrative:
Compensation	6,368,200	7,423,074	2,115,488	2,513,952
Professional fees	1,532,406	904,675	614,293	242,921
Other	1,731,718	1,884,437	620,514	674,733
Write off deferred acquisition costs	-	540,007	-	-
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000	-	-
Depreciation and amortization	1,537,729	2,555,836	421,568	544,385
Total operating expenses	14,270,053	18,808,029	3,771,863	3,975,991

Loss from operations	(5,840,548)	(9,711,861)	(682,261)	(848,169)

OTHER EXPENSE, NET:
Interest expense	(962,644)	(452,767)	(424,715)	(190,295)
Other income, net	128, 101	34,065	33,090	466

Total other expense, net	(834,543)	(418,702)	(391,625)	(189,829)

Net loss	$(6,675,091)	$(10,130,563)	$(1,073,886)	$(1,037,998)

Loss per share – basic and diluted:
Net loss per share	$(0.87)	$(1.40)	$(0.14)	$(0.14)
Weighted average shares of common stock outstanding – basic and diluted	7,635,390	7,216,012	7,880,691	7,284,811

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2010
(unaudited)

	Series A- 12 Preferred Stock		Series A- 13 Preferred Stock		Common Stock *		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2009	70,000	$7	-	$-	7,388,783	$739	$132,299,589	$(12,000)	$(114,110,190)	$18,178,145
Issuance of shares, warrants and options for consultant services	-	-	-	-	266,163	26	616,828	-	-	616,854
Issuance of options for employee services	-	-	-	-	-	-	635,109	-	-	635,109
Surrender of Series A-12 preferred for Series A-13 preferred	(35,000)	(4)	35,000	3	-	-	108,500	(6,747)	-	101,752
Reclassification of redeemable portion of Series A-12 preferred as equity	-	-	-	-	-	-	100,000	(2,000)	-	98,000
Issuance of common shares, or right to obtain common shares, for financing fees	-	-	-	-	12,501	1	116,249	-	-	116,250
Common shares and warrants issued for interest and fees on convertible debentures	-	-	-	-	208,258	21	493,027	-	-	493,048
Conversion of Series A-12 preferred to common shares	(35,000)	(3)	-	-	58,333	6	(3)	-	-	-
Dividends accrued or paid on Series A-12 preferred	-	-	-	-	-	-	-	14,000	(14,000)	-
Dividends accrued or paid on Series A-13 preferred	-	-	-	-	-	-	-	3,374	(17,374)	(14,000)
Net loss	-	-	-	-	-	-	-	-	(6,675,091)	(6,675,091)

Balance, June 30, 2010	-	$-	35,000	$3	7,934,038	$793	$134,369,299	$(3,373)	$(120,816,655)	$13,550,067

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,675,091)	$(10,130,563)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000
Depreciation and amortization	1,537,729	2,555,836
Write off deferred acquisition costs	-	540,007
Amortization of deferred professional fee expenses paid with equity	570,492	175,872
Compensation expenses paid with equity	635,109	723,390
Amortization of discount on convertible debentures	302,330	55,097
Amortization of discount on notes payable	174,798	59,002
Interest expense paid in common shares and options	96,546	98,858
Bad debt expense	125,057	181,418
Gain from settlements of obligations and sales of equipment	(122,531)	(34,273)
Net cash (used in) provided by operating activities, before changes in current assets and liabilities	(255,561)	(275,356)
Changes in current assets and liabilities:
(Increase) in accounts receivable	(711,860)	(77,967)
(Increase) Decrease in prepaid expenses	(44,761)	37,318
Decrease (Increase) in inventories and other current assets	76,962	(13,769)
Increase in accounts payable, accrued liabilities and amounts due to directors and officers	514,815	474,156
(Decrease) Increase in deferred revenue	(31,226)	9,016
Net cash (used in) provided by operating activities	(451,631)	153,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(862,024)	(927,601)
Narrowstep acquisition costs (written off to expense in March 2009)	(115,000)	(162,503)
Net cash (used in) investing activities	(977,024)	(1,090,104)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued)

	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$1,254,192	$1,225,558
Proceeds from convertible debentures	1,067,500	250,000
Proceeds from sale of A-12 preferred shares, net of expenses	-	100,000
Proceeds from sale of A-13 preferred shares, net of expenses	(6,747)	-
Repayment of notes and leases payable	(960,539)	(727,817)
Repayment of convertible debentures	(130,000)	-
Net cash provided by financing activities	1,224,406	847,741

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(204,249)	(88,965)

CASH AND CASH EQUIVALENTS, beginning of period	541,206	674,492

CASH AND CASH EQUIVALENTS, end of period	$336,957	$585,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$494,749	$241,311

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares, warrants and options for consultant services	$616,854	$136,216
Issuance of shares and options for employee services	$635,109	$723,390
Issuance of A-10 preferred shares for A-10 dividends	$-	$29,938
Issuance of common shares for A-12 dividends	$-	$64,000
Issuance of common shares and warrants for interest	$493,048	$137,275
Issuance of common shares for A-10 preferred shares and dividends	$-	$186,318
Issuance of common shares, or right to obtain common shares, for financing fees	$116,250	$360,000
Issuance of A-12 preferred shares for A-10 preferred shares	$-	$600,000
Issuance of A-13 preferred shares for A-12 preferred shares	$350,000	$-
Issuance of common shares for A-12 preferred shares	$350,000	$-
Conversion of short-term advance to convertible debenture	$200,000	$-
Declaration of dividends payable on A-13 preferred shares	$14,000	$-
Equipment obtained under capital lease	$-	$37,664

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Webcasting division, which operates primarily from facilities in Pompano Beach, Florida and has its main sales facility in New York City, provides an array of web-based media services to the corporate market including live audio and video webcasting, packaged corporate announcements, and rich media information storage and distribution for any business entity. The Webcasting division generates revenue through production and distribution fees.

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
JUNE 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $120.8 million as of June 30, 2010. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2009, we had a net loss of approximately $11.8 million, although cash provided by operations for that period was approximately $322,000. For the nine months ended June 30, 2010, we had a net loss of approximately $6.7 million and cash used in operations for that period was approximately $452,000. Although we had cash of approximately $367,000 at June 30, 2010, our working capital was a deficit of approximately $3.8 million at that date.

We have estimated that we would require an approximately 7-8% increase in our consolidated revenues, as compared to our revenues for the twelve months ended June 30, 2010, in order to adequately fund our anticipated operating cash expenditures for the next twelve months (including cash interest expense and a basic level of capital expenditures).  Due to seasonality, this increase would be accomplished if we were to achieve average revenues over the next four quarters equivalent to the revenues for the third quarter of fiscal 2010. We have estimated that, in addition to this revenue increase, we will also require additional debt or equity financing of approximately $3.0 million over the next twelve months to satisfy principal repayments due against existing debt as well as past due trade payables that we believe are necessary to pay to continue our operations. However, approximately $1.0 million of this $3.0 million would not be required until June 2011.

If we were to achieve revenue increases in excess of this 7-8%, or if any of our lenders elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $3.0 million. However, if we did not achieve these revenue increases, or if our operating expenses, cash interest or capital expenditures were higher than anticipated over the next twelve months, the required financing could be greater than this $3.0 million.

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

We have implemented and continue to implement specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve the required revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate for the next twelve months. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During December 2009, we received funding commitment letters (“Letters”) executed by three entities agreeing to provide us, within twenty days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. Funding under the Letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that the debt (i) would be unsecured and subordinated to our other debts, (ii) would be subject to approval by our other creditors having the right of such pre-approval, (iii) would provide for no principal or interest payments in cash prior to December 31, 2010, although, at our option, consideration may be given in the form of equity issued before that date and (iv) would provide that any cash repayment of principal after that date would be in equal monthly installments over at least one year but no greater than four years. The rate of return on such debt, including cash and equity consideration given, would be negotiable based on market values at the time of funding but in any event would be not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum (such rate including the cash coupon rate plus the fair value of our shares given and/or the Black-Scholes valuation of debt conversion features and/or issuance of options and/or warrants).  As consideration for these Letters, the issuing entities received an aggregate of 12,500 unregistered common shares. One of the Letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors. Furthermore, certain principals of Triumph Small Cap Fund, which provided one of the Letters, for $250,000, are also principals in Greenberg Capital and required us to release Triumph Small Cap Fund from their commitment under that Letter, as part of a February 2010 modification to the Greenberg Note – see note 4.

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. Although there is no assurance that we will make sales under that Shelf Registration, or if we do make such sales what the timing or proceeds will be, we anticipate that the first approximately $800,000 of such proceeds will be required to repay the outstanding balances due under the Greenberg Note, the Wilmington Notes and the Lehmann Note – see note 4. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval.

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
JUNE 30, 2010

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

Effective October 1, 2008, we adopted the provisions of the Fair Values Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”), with respect to our financial assets and liabilities, identified based on the definition of a financial instrument contained in the Financial Instruments topic of the ASC. This definition includes a contract that imposes a contractual obligation on us to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. We have determined that the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note and the Equipment Notes discussed in note 4 and the redeemable portion of the Series A-12 (preferred stock) discussed in note 6 are financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC. This is further discussed in “Effects of Recent Accounting Pronouncements” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

We have determined that there are no Level 1 inputs for determining the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes or the redeemable portion of the Series A-12. However, we have determined that the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under our line of credit arrangement (the “Line”) as discussed in note 4 and the value of conversion rights contained in those arrangements, based on the relevant aspects of the same Black Scholes valuation model used by us to value our options and warrants. We have also determined that the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 as of October 1, 2008, March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010 or June 30, 2010 (to the extent each of those liabilities were outstanding on each of those dates) and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the nine and three months ended June 30, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of June 30, 2010 and September 30, 2009 was immaterial in relation to our recorded liabilities at those dates.

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
JUNE 30, 2010

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

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $231,000 and $341,000 for the nine months ended June 30, 2010 and 2009, and approximately $83,000 and $125,000 for the three months ended June 30, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $34.7 million as of June 30, 2010, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the nine and three months ended June 30, 2010 and 2009.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of June 30, 2010 or September 30, 2009, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the nine and three months ended June 30, 2010 and 2009. The tax year ending September 30, 2005 as well as the tax years ending September 30, 2007 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $715,000 and $661,000 as of June 30, 2010 and September 30, 2009, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “2007 Plan”) for our employees. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine and three months ended June 30, 2010 and 2009 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. There were no 2007 Plan options granted during the six months ended June 30, 2010. For 2007 Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was 88%, the risk-free interest rate was 2.5%, expected dividends were $0 and the expected term was 5 years, the full term of the related options. For 2007 Plan options that were granted and thus valued under the Black-Scholes model during the three months ended June 30, 2009, the expected volatility rate was 96%, the risk-free interest rate was 1.1%, expected dividends were $0 and the expected term was 4 years, the full term of the related options. There were no 2007 Plan options granted during the six months ended March 31, 2009.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the six months ended June 30, 2010. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was 91 to 99%, the risk-free interest rate was 1.9 to 2.6%, expected dividends were $0 and the expected term was 4 to 5 years, the full term of the related options. There were no Non-Plan options granted during the nine months ended June 30, 2009.

See Note 8 for additional information related to all stock option issuances.

Net Loss Per Share

For the nine and three months ended June 30, 2010 and 2009, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding – see discussion of reverse stock split above.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 2,029,606 and 2,527,194 at June 30, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share (continued)

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could potentially convert into 116,667 shares of ONSM common stock, (ii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 208,333 shares of our common stock (excluding interest), (iii) 366,667 restricted shares of our common stock for the origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (iv) the $500,000 convertible portion of the Rockridge Note which could potentially convert into up to 208,333 shares of our common stock, (v) the $200,000 CCJ Note, which could potentially convert into up to 66,667 shares of our common stock, (vi) the $198,000 remaining outstanding balance of the Greenberg Note, which could potentially convert into up to 82,500 shares of our common stock, (vii) the $422,000 remaining outstanding balance of the Wilmington Notes, which could potentially convert into up to 151,306 shares of our common stock and (viii) the $250,000 outstanding balance of the Lehmann Note, which could potentially convert into up to 122,549 shares of our common stock.

Furthermore, if we sell all or substantially all of our assets prior to the repayment of the Rockridge Note, the remaining outstanding principal amount of the Rockridge Note may be converted into restricted shares of our common stock, which would have been 467,209 shares as of June 30, 2010 (in addition to the 208,333 shares noted above).

The potential dilutive effects of the following convertible securities previously outstanding at June 30, 2009 were excluded from the calculation of weighted average shares outstanding: (i) 70,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) which could have potentially converted into 116,667 shares of our common stock, (ii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest) and (iii) the then $250,000 convertible portion of the Rockridge Note which could have potentially converted into up to 104,167 shares of our common stock.

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
JUNE 30, 2010

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2009. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of June 30, 2010, the results of our operations for the nine and three months ended June 30, 2010 and 2009 and our cash flows for the nine months ended June 30, 2010 and 2009. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2010.

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
JUNE 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  Certain provisions of this guidance were first effective for our fiscal year beginning October 1, 2009. Had these provisions been in effect prior to that date, the $540,007 currently reflected as a write off of those costs for the nine months ended June 30, 2009 would have been replaced by an expense of $121,948, the amount of such costs incurred during that period. There would have been no change in the write-off of zero for the three months ended June 30, 2009.

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
JUNE 30, 2010

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$11,100,887	$-	$11,100,887
Acquired Onstream	4,121,401	-	4,121,401	4,121,401	-	4,121,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	13,996,948	-	13,996,948	16,496,948	-	16,496,948

Acquisition-related intangible assets:
Infinite Conferencing - customer lists, trademarks, URLs, supplier terms and Consulting/non- competes	3,783,604	(2,511,021)	1,272,583	4,383,604	(2,061,105)	2,322,499
Auction Video - customer lists, patent pending and consulting/non- competes	1,119,841	(981,180)	138,661	1,110,671	(934,020)	176,651
Total intangible assets	4,903,445	(3,492,201)	1,411,244	5,494,275	(2,995,125)	2,499,150

Total goodwill and other acquisition-related intangible assets	$18,900,393	$(3,492,201)	$15,408,192	$21,991,223	$(2,995,125)	$18,996,098

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
JUNE 30, 2010

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As discussed in “Testing for Impairment” below, this initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $1.1 million, were included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the nine months ended June 30, 2009. Furthermore, the Infinite goodwill was determined to be further impaired as of December 31, 2009 and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million as of that date. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $3.1 million, were reflected in our results of operations for the nine months ended June 30, 2010, as a charge for impairment of goodwill and other intangible assets.

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
JUNE 30, 2010

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

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. With respect to the latest rejection, the deadline for our filing of a Notice of Appeal or submitting a response is September 22, 2010 and extensions are available, with the payment of fees, until December 22, 2010. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

On December 5, 2008 we entered into an agreement whereby one of the former owners of Auction Video Japan, Inc. agreed to shut down the Japan office of Auction Video as well as assume all of our outstanding assets and liabilities connected with that operation, in exchange for non-exclusive rights to sell our products in Japan and be compensated on a commission-only basis. As a result, we recognized other income of approximately $45,000 for the nine months ended June 30, 2009, which is the difference between the assumed liabilities of approximately $84,000 and the assumed assets of approximately $39,000. It is the opinion of our management that any further developments with respect to this shut down or the above agreement will not have a material adverse effect on our financial position or results of operations.

As discussed in “Testing for Impairment” below, the carrying value of the initially recorded identifiable intangible assets acquired as part of the Auction Video Acquisition were determined to be impaired as of December 31, 2008 and an adjustment was made to reduce the net carrying value of those intangible assets by $100,000.  This $100,000 adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the nine months ended June 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As discussed in “Testing for Impairment” below, this initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date.  This adjustment was included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for the nine months ended June 30, 2009.

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
JUNE 30, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2008. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of the assets of EDNet as of that date. Although the first step of the two step testing process of the assets of Acquired Onstream and Infinite preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the nine months ended June 30, 2009. As discussed above, this $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

We also performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and as discussed above, in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $3.1 million for the nine months ended June 30, 2010.

As the result of a recent decline in the price of our common stock from $1.86 per share as of March 31, 2010 to $1.03 as of June 30, 2010, it appears that our market value (after certain adjustments as discussed above) was probably less than our net book value as of June 30, 2010. Our next scheduled recurring annual impairment review is as of December 31, 2010 and we have concluded that the decline in market value as of June 30, 2010 was not of sufficient duration nor was it otherwise indicative of a triggering event that would require an interim impairment review. We have determined that as of June 30, 2010 any changes necessary to update the cash flow projections, discount rates and/or other key assumptions used in our annual impairment review for December 31, 2009 were immaterial and/or would not have resulted in an impairment materially different than the impairment determined as of December 31, 2009. However, if the price of our common stock and our market value were to remain at the same levels, or decline, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising either from an interim impairment review as of September 30, 2010 or from our next scheduled recurring annual impairment review, as of December 31, 2010. Our common stock closed at $1.25 per share on August 9, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

The valuations of Infinite, EDNet and Acquired Onstream incorporate our management’s estimates of future sales and operating income, which estimates in the cases of Infinite and Acquired Onstream are dependent on products (audio and web conferencing and the DMSP, respectively) from which significant sales increases may be required to support that valuation. Furthermore, even if our market value were to exceed our net book value in the future, annual reviews for impairment in future periods may result in future periodic write-downs.  Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	June 30, 2010				September 30, 2009
	Historical Cost	Accumulated Depreciation and Amortization		Net Book Value	Historical Cost	Accumulated Depreciation and Amortization		Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,352,535	$	(9,448,345)	$904,190	$10,442,539	$	(9,079,681)	$1,362,858	1-5
DMSP	5,859,920		(5,059,068)	800,852	5,719,979		(4,791,517)	928,462	3-5
Other capitalized internal use software	1,654,556		(562,843)	1,091,713	1,215,401		(448,218)	767,183	3-5
Travel video library	1,368,112		(1,368,112)	-	1,368,112		(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	519,935		(468,004)	51,931	475,857		(451,264)	24,593	2-7
Totals	$19,755,058		$(16,906,372)	$2,848,686	$19,221,888		$(16,138,792)	$3,083,096

Depreciation and amortization expense for property and equipment was approximately (i) $1,041,000 and $1,789,000 for the nine months ended June 30, 2010 and 2009, respectively, and (ii) $285,000 and $343,000 for the three months ended June 30, 2010 and 2009, respectively.

During the nine months ended June 30, 2010, we disposed of equipment having a historical cost and net book value of approximately $273,000 and zero, respectively. The proceeds from this disposal, as well as the gain or loss recognized, were immaterial.

As part of the Onstream Merger (see note 2), we became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, albeit after further extensive design and re-engineering by us, led to the DMSP. This platform was the primary asset included in our purchase of Acquired Onstream, and was recorded at an initial amount of approximately $2.7 million. The DMSP is comprised of four separate “products”- transcoding, storage, search/retrieval and distribution. A limited version of the DMSP, with three of the four products, was first placed in service in November 2005.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

The SAIC contract terminated by mutual agreement of the parties on June 30, 2008. Although cancellation of the contract releases SAIC to offer what is identified as the “Onstream Media Solution” directly or indirectly to third parties, we do not expect this right to result in a material adverse impact on future DMSP sales.

“Store and Stream” was the first version of the DMSP sold to the general public, starting in October 2006. In connection with the development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $745,000 of employee compensation, payments to contract programmers and related costs as of June 30, 2010, including $285,000 capitalized during the nine months ended June 30, 2010, $274,000 during the year ended September 30, 2009 and $186,000 during the year ended September 30, 2008. As of June 30, 2010, approximately $680,000 of these Streaming Publisher costs had been placed in service and are being depreciated primarily over five years. The remainder of the costs not in service relate primarily to new versions and/or releases of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

On March 27, 2007 we completed the acquisition of Auction Video – see note 2. The assets acquired included a video ingestion and flash transcoder, which was already integrated into the DMSP as of that date. Based on our determination of the fair value of the transcoder at that date, $600,000 was added to the DMSP’s carrying cost, which additional cost was depreciated over a three-year life commencing April 2007.

On March 31, 2008 we agreed to pay $300,000 for a perpetual license for certain digital asset management software, which we currently utilize to provide our automatic meta-tagging services, in addition to and in accordance with a limited term license that we purchased in 2007 for $281,250. At the time of this purchase, in addition to continuing to use this software to provide our automatic meta-tagging services, we expanded our use of this software in providing our core DMSP services. Therefore,  we recorded a portion of this purchase, plus a portion of the remaining unamortized 2007 purchase amount, as an aggregate $243,750 increase in the DMSP’s carrying cost, such additional cost being depreciated over five years commencing April 2008. As the result of a settlement of litigation tentatively agreed to in July 2010 between the provider of this license and us, pending finalization, the $300,000 license fee was reduced to $95,105, provided that we make the remaining outstanding payments totaling $50,000 as scheduled over the five months commencing August 2010.

Other capitalized internal use software as of June 30, 2010 includes approximately $654,000 of employee compensation and other costs for the development of iEncode software, which runs on a self-administered, webcasting appliance that can be used anywhere to produce a live video webcast. $153,000 was capitalized during the nine months ended June 30, 2010, $288,000 during the year ended September 30, 2009 and $213,000 during the year ended September 30, 2008. As of June 30, 2010, $586,000 of these iEncode costs had been placed in service and are being depreciated over a five-year life.

Other capitalized internal use software as of June 30, 2010 includes approximately $421,000 of employee compensation and payments to contract programmers for the development of the MP365 platform, which will enable the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. $273,000 was capitalized during the nine months ended June 30, 2010 and $148,000 during the year ended September 30, 2009. This excludes related costs for the development of Streaming Publisher, as discussed above. As of June 30, 2010, none of these MP365 costs had been placed in service.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4: DEBT

Debt includes convertible debentures, notes payable and capitalized lease obligations.

Convertible Debentures

Convertible debentures consist of the following as of June 30, 2010 and September 30, 2009, respectively:

	June 30, 2010	September 30, 2009
Equipment Notes	$1,000,000	$1,000,000
CCJ Note	200,000	-
Greenberg Note	198,000	-
Wilmington Notes	422,000	-
Lehmann Note	250,000	-
Rockridge Note (excluding portion classified under notes payable)	500,000	375,000
Total convertible debentures	2,570,000	1,375,000
Less: discount on convertible debentures	(481,357)	(265,417)
Convertible debentures, net of discount	2,088,643	1,109,583
Less: current portion, net of discount	(1,662,636)	-
Convertible debentures, net of current portion	$426,007	$1,109,583

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

In lieu of cash payments for interest previously due on these Equipment Notes, we elected to issue the following unregistered common shares to the Investors, which were recorded based on the fair value of those shares on the issuance date. The next interest due date is October 31, 2010.

Share issuance date	Number of unregistered common shares	Interest period	Interest if paid in cash	Fair value of shares at issuance
November 11, 2008	26,333	June - October 2008	$48,740	$69,520
May 21, 2009	49,098	Nov 2008 - April 2009	$60,000	$67,756
November 11, 2009	34,920	May - October 2009	$60,493	$67,040
April 30, 2010	44,369	Nov 2009 - April 2010	$59,507	$92,288

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and are being amortized as interest expense over the three year term of the Equipment Notes. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment of interest is made in common shares instead of cash. The unamortized portion of this discount was $75,509 and $130,607 at June 30, 2010 and September 30, 2009, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note

During August 2009, CCJ Trust (“CCJ”) remitted $200,000 to us as a short term advance bearing interest at 0.022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable on our September 30, 2009 balance sheet.

On December 29, 2009, we entered into an agreement with CCJ whereby accrued interest on the above advance through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although, with the consent of CCJ, no payments had been made as of August 9, 2010. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $3.00 per share. In conjunction with and in consideration of this note transaction, the 35,000 shares of Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”) held by CCJ at that date were exchanged for 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share.

The effective interest rate of the CCJ Note is approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares (see note 6), which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also includes 11.2% per annum related to dividends that will accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares (see note 6). The unamortized portion of the debt discount, which is being amortized as interest expense over the four year term of the CCJ Note, was $123,390 at June 30, 2010.

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

The Greenberg Note provides for (i) our issuance of 20,833 unregistered common shares upon receipt of the funds and our issuance of 20,833 unregistered common shares if the loan is still outstanding after 6 months (ii) our payment of $2,500 in legal fees incurred by Greenberg and (iii) the option to prepay up to $12,500 of interest in the form of shares, based on the weighted average share price for the five days prior, which we exercised by the issuance of 6,945 unregistered common shares. The second installment of 20,383 unregistered common shares, per item (i) above, was issued in July 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The value of the 27,778 shares initially issued to Greenberg for fees and prepaid interest and the value of the 4,167 common shares issued to Triumph Small Cap Fund in consideration for the Letter, plus the $2,500 paid for legal fees, were reflected as a $60,999 discount against the Greenberg Note and are being amortized as interest expense primarily over the initial six month term of the Greenberg Note. The effective rate of the Greenberg Note is approximately 50.7% per annum, assuming a one year loan term. The unamortized portion of the debt discount was $6,275 at June 30, 2010.

We may prepay the Greenberg Note at any time with ten days notice, provided that Greenberg may convert the outstanding balance to common shares during such ten day period. In the event of a default, we will be obligated to pay Greenberg an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note – see discussion with respect to the Lehmann Note below.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Wilmington Notes (continued)

We have also incurred third party finder’s fees in connection with the Wilmington Notes, such fees payable in cash equal to 7% of the borrowed amount.

The value of the 58,049 shares initially issued to the Wilmington Investors for fees and prepaid interest plus the finder’s fees of $35,000 and the $2,500 obligation for legal fees, were reflected as a $199,443 discount against the Wilmington Notes and are being amortized as interest expense primarily over the initial six month term of the Wilmington Notes. The effective rate of the Wilmington Notes is approximately 83.9% per annum, assuming a six month loan term and excluding the finder’s fees. The unamortized portion of the debt discount was $59,503 at June 30, 2010.

We may prepay the Wilmington Notes at any time with ten days notice, provided that the Investor may convert the outstanding balance to common shares during such ten day period. In the event of a default, we will be obligated to pay the Wilmington Investors an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $750,000 during the term of the Wilmington Notes, the proceeds of such financing will be used to pay off the remaining balance of the Wilmington Notes. The Lehmann Note, as discussed below, was issued in May 2010 to one of the Wilmington Investors.

Lehmann Note

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Lehmann Note (continued)

The value of the 43,142 shares initially issued to Lehmann for fees and prepaid interest plus the finder’s fees of $17,500, were reflected as a $105,509 discount against the Lehmann Note and are being amortized as interest expense primarily over the initial six month term of the Lehmann Note. The effective rate of the Lehmann Note is approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees. The unamortized portion of the debt discount was $72,570 at June 30, 2010.

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

The Greenberg Note, which was issued in January 2010, provides that if we successfully conclude a financing of debt or equity in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note. Although the aggregate proceeds from the Wilmington Notes in February 2010 plus the Lehmann Note in May 2010 were $750,000, our position is that the Lehmann Note was a separate financing from the Wilmington Notes and since neither of those financings was in excess of $500,000, early repayment of the Greenberg Note is not required. The Greenberg Note had a remaining outstanding balance of $172,000 as of August 9, 2010 and by its terms is due on or before December 31, 2010, without regard to this issue.

Rockridge Note

A portion of the Rockridge Note ($500,000 face value, which is $355,890 net, after deducting the applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under the non-current portion of Convertible Debentures, net of discount, on our June 30, 2010 balance sheet. This convertible portion was $375,000 ($240,190 net of discount) as of September 30, 2009.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following as of June 30, 2010 and September 30, 2009, respectively:
	June 30, 2010	September 30, 2009
Line of Credit Arrangement	$1,668,135	$1,382,015
Rockridge Note (excluding portion classified under convertible debentures)	1,121,301	989,187
Capitalized equipment leases	49,268	142,924
Total notes and leases payable	2,838,704	2,514,126
Less: discount on notes payable	(335,002)	(393,174)
Less: consideration for funding commitment letters	(14,000)	-
Notes and leases payable, net of discount	2,489,702	2,120,952
Less: current portion, net of discount	(1,931,286)	(1,615,891)
Long term notes and leases payable, net of current portion	$558,416	$505,061

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

We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year and a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2010. These origination and commitment fees (plus other fees paid to Lender) are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. The unamortized portion of this discount was $12,737 and $37,082 as of June 30, 2010 and September 30, 2009, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance, starting with the quarter ending September 30, 2010, with a quarterly debt service coverage covenant. The Lender must approve any additional debt incurred by us, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the Lender has approved the $1.0 million Equipment Notes we issued in June and July 2008, the $200,000 CCJ Note we issued in December 2009, the $250,000 Greenberg Note we issued in January 2010, the $500,000 Wilmington Notes we issued in February 2010 and the $250,000 Lehmann Note we issued in May 2010, all as discussed above, and the $2.0 million Rockridge Note we issued in April 2009 and amended in September 2009, as discussed below.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Rockridge Note (continued)

The Rockridge Agreement provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). The closing ONSM share price was $1.25 per share on August 9, 2010.

Legal fees totaling $55,337 were paid or accrued by us in connection with the Rockridge Agreement. The 366,667 origination fee Shares discussed above are considered earned by Rockridge and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares plus the legal fees paid or accrued were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note.

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, at which time it was reduced to approximately 28.0% per annum. These rates exclude the potential effect of a premium to market prices if the balloon payment is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement or the Amendment, as applicable. The unamortized portion of this discount was $466,375 and $490,902 as of June 30, 2010 and September 30, 2009, respectively.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date up to $500,000 (representing the current balloon payment of the outstanding principal of the Rockridge Note and which balloon payment was $375,000 as of September 30, 2009) may be converted into a number of restricted shares of our common stock. Upon notice from Rockridge at any time after September 4, 2010 and prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of our common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Capitalized Equipment Leases

During July 2007, we entered into a capital lease for audio conferencing equipment, which had an outstanding principal balance of $20,259 and $109,151 as of June 30, 2010 and September 30, 2009, respectively. The balance is payable in equal monthly payments of $10,172 through August 2010, which includes interest at approximately 5% per annum, plus a September 2010 payment of $10,172 which will result in our ownership of the equipment. During January 2009, we entered into a capital lease for telephone equipment, which had an outstanding principal balance of $29,009 and $33,773 as of June 30, 2010 and September 30, 2009, respectively. The balance is payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

Funding Commitment Letters

The value of shares issued as consideration for Letters – see note 1 – is reflected on our balance sheet as a reduction of the carrying value of notes payable and will be included as part of the discount for any financing received in connection with the related Letter and amortized as interest expense over the term of that financing. In the event related financing is not received by the expiration date of any particular Letter, the corresponding amount will be written off as interest expense at that time. The balance of this item is $14,000 as of June 30, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and is seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we have determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts. We filed our brief in support of the motion on February 18, 2010. Narrowstep’s response was filed on March 29, 2010 and we filed our reply on April 13, 2010. The Court has set a September 7, 2010 hearing date with respect to our motion to dismiss and has also ordered that discovery by both parties with respect to Narrowstep’s complaint be completed by December 1, 2010. Regardless of the ultimate decision with regard to the motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material adverse impact on our financial position or results of operations.

Other legal proceedings – We are involved in other litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

NASDAQ letter regarding minimum audit committee size – Our securities are listed on the NASDAQ Capital Market. We are currently not compliant with NASDAQ’s minimum audit committee size requirement of three independent members, as set forth in Listing Rule 5605 (c) (2) (a) (the “Rule”), for which compliance is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. On June 24, 2010, we received a letter from NASDAQ stating that unless we regain compliance with the Rule as of the earlier of our next annual shareholders’ meeting or June 5, 2011, our common stock will be subject to immediate delisting. Until that time, our shares will continue to be listed on the NASDAQ Capital Market.

On June 14, 2010, we were notified that Mr. Robert J. Wussler, who was then a director and a member of our audit committee, had passed away on June 5, 2010. He has not at the present time been replaced on the audit committee, which currently has two independent members. We are in the process of evaluating independent candidates to fill the vacancy left as a result of Mr. Wussler’s passing, both on the Board as well as the audit committee. We will make that selection as soon as possible.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES

NASDAQ letter regarding minimum audit committee size (continued) – The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants), which we issued from December 2004 through April 2006, as well as common shares we issued during March and April 2007, contain penalty clauses if our common stock is not traded on NASDAQ or a similar national exchange – see further discussion below.

Registration payment arrangements – The 8% Senior Convertible Debentures, including the Additional 8% Convertible Debentures (AIR),  provide cash penalties of 1% of the original purchase price for each month that our common shares are not listed on the NASDAQ Capital Market for a period of 3 trading days (which need not be consecutive). Regardless of the above, we believe that the applicability of this provision would be limited by equity and/or by statute to a certain timeframe after the original security purchase - all of these debentures were converted to common shares on or before March 31, 2007.

We included the 8% Subordinated Convertible Debentures and the related $9.00 warrants on a registration statement declared effective by the SEC on July 26, 2006. We are only required to expend commercially reasonable efforts to keep the registration statement continuously effective. However, in the event the registration statement or the ability to sell shares thereunder lapses for any reason for 30 or more consecutive days in any 12 month period or more than twice in any 12 month period, the purchasers of the 8% Subordinated Convertible Debentures may require us to redeem any shares obtained from the conversion of those notes and still held, for 115% of the market value for the previous five days. The same penalty provisions apply if our common stock is not listed or quoted, or is suspended from trading on an eligible market for a period of 20 or more trading days (which need not be consecutive). Since there is no established mechanism for reporting to us changes in the ownership of these shares after  they are originally issued, we are unable to quantify how many of these shares are still held by the original recipient and thus subject to the above provisions. Regardless of the above, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase. All of these debentures were converted to common shares on or before March 31, 2007 and the related $9.00 warrants have all expired.

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
JUNE 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration payment arrangements (continued) – We have concluded that the arrangements discussed in the preceding three paragraphs are registration payment arrangements, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Equity subtopic) of the ASC. Based on our satisfactory recent history of maintaining the effectiveness of our registration statements and our NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of June 30, 2010, we have concluded that material payments under these registration payment arrangements are not probable and that no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC.

Registration rights - We granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 166,667 of the 282,416 total principal and interest shares issued in November and December 2006 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and as of August 9, 2010 we have not received any demand for the registration of the balance.

We granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 130,765 of the 464,932 shares issued in March 2007 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and as of August 9, 2010 we have not received any demand for the registration of the balance.

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

We granted piggyback registration rights in connection with 47,500 shares and 25,000 options issued to consultants, as well as 29,167 warrants issued in connection with a financing prior to April 30, 2010, which shares and options were not included on the Shelf Registration declared effective by the SEC on that date – see note 1. As the 47,500 shares and the 29,167 warrants do not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. Although the 25,000 options include cashless exercise rights until they are registered, and therefore do constitute registration payment arrangements, since the exercise price of $10.38 per share was significantly in excess of the market price of $1.03 per share as of June 30, 2010, we have concluded that no accrual related to these rights is necessary as of that date under the requirements of the Contingencies topic of the ASC.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

This program was subject only to the approval by our shareholders of a sufficient increase in the number of authorized 2007 Plan options, which occurred in the March 25, 2010 shareholder meeting. However, the granting and pricing of the above performance bonus options by the Board is still pending, subject to further discussions between the Board and the Executives. Furthermore, although the performance objectives were met for the third quarter of fiscal 2010, we have not recognized any related compensation expense on our financial statements as of June 30, 2010 since the amount is not yet determinable. However, we do not expect this compensation amount, once determined, to be material to our financial results.

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
JUNE 30, 2010

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

Our general policy is to not include severance or minimum employment periods in employment contracts, with the exception of the above employment contracts with the Executives. However, as of June 30, 2010, we have arrangements with three (3) employees requiring minimum payments of approximately $80,000 for wages, taxes and benefits over the approximately five month period after that date.

Other compensation – In addition to the 12% allocation of the Company Sale Price to the Executives, as discussed above, on August 11, 2009 our Compensation Committee determined that an additional three percent (3.0%) of the Company Sale Price would be allocated, on the same terms, with two percent (2.0%) allocated to the then four outside Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee, one-half percent (0.5%) allocated to one additional executive-level employee and the remaining one-half percent (0.5%) to be allocated by the Board and our management at a later date, which will be primarily to compensate other executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives. On June 5, 2010, one of the four outside Directors passed away and as of August 9, 2010 we are still in the process of evaluating independent candidates to fill the resulting Board vacancy.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Consultant contracts – We entered into a consulting contract, effective June 1, 2009, with an individual for executive management services to be performed for our Infinite division. This contract calls for base compensation of $175,000 per year, plus $25,000 commission per year provided certain revenue levels are maintained. In addition we will pay a travel allowance of $5,000 per month for up to the first thirteen months and a one-time $15,000 moving expenses reimbursement. As part of the contract, we also granted a four-year term (from vesting) option to purchase 66,667 common ONSM shares, vesting over four years at 16,667 per year and exercisable at $3.00 per share - see note 8. The contract is renewable by mutual agreement of the parties with six months notice to the other. Termination of the contract without cause after the end of the two-year contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice.

We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after June 30, 2010 of approximately 80,000 unregistered shares, options to purchase approximately 50,000 common shares at $6.00 per share and options to purchase approximately 300,000 common shares at $1.50 per share. The services related to these shares and options will be provided over periods up to 12 months, and will result in a professional fees expense of approximately $381,000 over that service period, based on the current $1.25 market value of an ONSM common share as of August 9, 2010.

Lease commitments – We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $50,800. The leases have expiration dates ranging from 2010 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. Future minimum lease payments required under these non-cancelable leases (including the tentatively agreed on Pompano lease terms, as described below) as of June 30, 2010, excluding the capital lease obligations discussed in note 4, total approximately $1.5 million. Total rental expense (including executory costs) for all operating leases was approximately (i) $642,000 and $634,000 for the nine months ended June 30, 2010 and 2009 and (ii) $219,000 and $194,000 for the three months ended June 30, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued) – The three-year operating lease for our principal executive offices in Pompano Beach, Florida expires September 15, 2010. The monthly base rental is currently approximately $22,500 (including our share of property taxes and common area expenses). We are currently in negotiations to extend this lease for an additional three years, and have tentatively agreed to a starting monthly base rental of approximately $20,200 (including our share of property taxes and common area expenses), which would also be retroactive to September 15, 2009, plus two percent (2%) annual increases. The proposed extension would provide one two-year renewal option, with a three percent (3%) rent increase in year one.

The five-year operating lease for our office space in San Francisco expires July 31, 2015.  The monthly base rental (including month-to-month parking) is approximately $8,900 with annual increases up to 5.1%. The lease provides one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after January  31, 2012, at our option, with six (6) months notice and a payment of no more than approximately $40,000.

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

Bandwidth and co-location facilities purchase commitments - We are a party to a bandwidth services agreement with a national CDN (content delivery network) provider, which expires on December 31, 2010, includes a minimum purchase commitment of approximately $200,000 per year (based on June 30 anniversary dates) and requires us to use that provider for at least 80% of our content delivery needs. We are in compliance with this agreement, based on comparing our purchases through June 30, 2010 to the corresponding pro-rata share of that commitment. We have also entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $465,000, such agreements expiring at various times through June 2013.

Phone system services commitment – We are a party to an agreement for services in connection with our internal corporate phone system, requiring monthly payments of approximately $2,600 per month for a three year period commencing August 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

During the nine months ended June 30, 2010, we issued 266,163 unregistered common shares valued at approximately $514,694 and which will be recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. None of the shares were issued to our directors or officers.

During the nine months ended June 30, 2010, we issued options to purchase our common shares, in exchange for financial consulting and advisory services, such options valued at approximately $102,000. Other than options to purchase 19,982 shares at $9.42 per share issued to certain of our directors and valued at approximately $12,000 (see note 8), none of the other options were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately (i) $570,000 and $176,000 for the nine months ended June 30, 2010 and 2009 and (ii) $324,000 and $61,000 for the three months ended June 30, 2010 and 2009, respectively.

As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $245,000 in deferred equity compensation expense at June 30, 2010, to be amortized over the remaining periods of service of up to 7 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the nine months ended June 30, 2010, we issued shares and options for interest and fees on convertible debentures as follows - (i) 79,289 unregistered common shares valued at $159,328 for interest on the Equipment Notes, (ii) 128,969 unregistered common shares valued at $301,203 for prepaid interest and financing fees on the Greenberg Note, the Wilmington Notes and the Lehmann Note and (iii) warrants having a Black-Scholes value of approximately $33,000 in connection with the CCJ Note. See note 4.

During the nine months ended June 30, 2010, we issued 12,501 unregistered common shares valued at $21,250 in connection with funding commitment letters (“Letters”) – see note 1. 41,667 of the 366,667 restricted shares payable to Rockridge as an origination fee (see note 4) related to borrowings during the nine months ended June 30, 2010 and were reflected as a $95,000 increase in paid in capital for that period.

During the nine months ended June 30, 2010, we issued 58,333 unregistered common shares in connection with the conversion of Series A-12, as discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6:  CAPITAL STOCK (continued)

Preferred Stock

As of September 30, 2009, the only preferred stock outstanding was Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”). As of June 30, 2010, the only preferred stock outstanding was Series A-13 Convertible Preferred Stock (“Series A-13”).

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6:  CAPITAL STOCK (continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $3.00 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $3.00 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion. As of June 30, 2010, we have accrued Series A-13 dividends through that date of $14,000, which are reflected as a current liability on our balance sheet.

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

35,000 shares of Series A-13 were outstanding as of June 30, 2010. We incurred $6,747 of legal fees and other expenses in connection with the issuance of these shares, which was recorded on our balance sheet as a discount and is being amortized as a dividend over the remaining term of the Series A-13.

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting division of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has its main sales facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City metropolitan area. All material sales, as well as property and equipment, are within the United States.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7:  SEGMENT INFORMATION (continued)

Below are the results of our operations by segment for the nine and three months ended June 30, 2010 and 2009, and total assets by segment as of June 30, 2010 and September 30, 2009.

	For the nine months ended June 30		For the three months ended June 30
	2010	2009	2010	2009
Revenue:
Digital Media Services Group	$6,086,830	$6,100,290	$2,088,993	$2,076,159
Audio and Web Conferencing Services Group	6,546,735	7,098,398	2,341,765	2,360,671
Total consolidated revenue	$12,633,565	$13,198,688	$4,430,758	$4,436,830

Segment operating income:
Digital Media Services Group	$1,457,135	$854,420	$536,150	$433,720
Audio and Web Conferencing Services Group	1,760,071	2,254,353	745,433	703,184
Total segment operating income	3,217,206	3,108,773	1,281,583	1,136,904

Depreciation and amortization	(1,537,729)	(2,555,836)	(421,568)	(544,385)
Corporate and unallocated shared expenses	(4,420,025)	(4,224,791)	(1,542,276)	(1,440,688)
Write off deferred acquisition costs	-	(540,007)	-	-
Impairment loss on goodwill and other intangible assets	(3,100,000)	(5,500,000)	-	-
Other expense, net	(834,543)	(418,702)	(391,625)	(189,829)

Net loss	$(6,675,091)	$(10,130,563)	$(1,073,886)	$(1,037,998)

	June 30, 2010	September 30, 2009
Assets:
Digital Media Services Group	$8,108,386	$7,747,921
Audio and Web Conferencing Services Group	13,205,672	16,796,925
Corporate and unallocated	744,566	939,127
Total assets	$22,058,624	$25,483,973

Depreciation and amortization, as well as write off of deferred acquisition costs and impairment losses on goodwill and other intangible assets, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of June 30, 2010, we had issued options and warrants still outstanding to purchase up to 2,029,606 ONSM common shares, including 1,564,676 Plan Options; 41,962 Non-Plan Options to employees and directors; 269,489 Non-Plan Options to financial consultants; and 153,479 warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the nine months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,506,458	$7.92
Granted during the period	124,884	$9.42
Expired or forfeited during the period	(66,666)	$5.25
Balance, end of the period	1,564,676	$8.13

Exercisable at end of the period	1,291,620	$8.27

We recognized compensation expense of approximately (i) $635,000 and $723,000 for the nine months ended June 30, 2010 and 2009 and (ii) $191,000 and $293,000 for the three months ended June 30, 2010 and 2009, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of June 30, 2010 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $873,000 of potential future compensation expense, which excludes approximately $524,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of June 30, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The 1,564,676 outstanding Plan Options all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.9 years and are further described below.

Grant date	Description	Total number of options outstanding	Vested portion of options outstanding	Exercise price per share	Expiration date

Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
July 2005	Directors and senior management	233,333	233,333	$6.72	July 2010
July 2005	Employees excluding senior management	147,333	147,333	$6.72	July 2010
July 2006	Carl Silva – new director	8,333	8,333	$5.28	July 2010
Sept 2006	Directors and senior management	108,333	108,333	$4.26	Sept 2011
Sept 2006	Employees excluding senior management	101,000	101,000	$4.26	Sept 2011
March 2007	Employees excluding senior management	4,167	4,167	$13.68	March 2011
April 2007	Infinite Merger – see note 2	25,000	25,000	$15.00	April 2012
Sept 2007	Senior management employment contracts – see note 5	356,250	189,583	$10.38	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	8,333	8,333	$6.00	Dec 2011
Dec 2007	Employees excluding senior management	1,667	1,111	$6.00	Dec 2011
April 2008	Employees excluding senior management	2,500	1,666	$6.00	April 2012
May 2008	Infinite management consultant – see note 5	16,667	16,667	$6.00	May 2013
Aug 2008	Employees excluding senior management	67,500	45,833	$6.00	Aug 2012
May 2009	Infinite management consultant – see note 5	66,667	16,667	$3.00	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	50,000	16,668	$3.00	May 2013 – Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	83,449	83,449	$9.42	Aug 2014
Aug 2009	Director	926	926	$20.256	Aug 2014
Dec 2009	Directors and senior management	124,884	124,884	$9.42	Dec 2014
	Total Plan Options as of June 30, 2010	1,564,676	1,291,620

On December 17, 2009, our Compensation Committee granted 124,884 fully vested five-year Plan Options to certain executives, directors and other management in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by those individuals and expiring in December 2009, with no change in the $9.42 exercise price, which was in excess of the market value of an ONSM share as of December 17, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation and professional fee expense aggregating approximately $77,000 for the nine months ended June 30, 2010, of which $65,000 was included as part of the total non-cash compensation expense of $635,000 discussed above and the remaining $12,000 was recognized as professional fees expense.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2010, there were 41,962 outstanding Non-Plan Options issued to employees and directors, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.256 per share and expire at various times from July 2012 to May 2013.

As of June 30, 2010, there were 269,489 outstanding and fully vested Non-Plan Options issued to financial consultants, as follows:

Issuance period	Number of options	Exercise price per share	Expiration Date

October 2009	75,000	$3.00	Oct 2013
Nine months ended June 30, 2010	75,000

August 2009	16,667	$3.00	Aug 2013
September 2009	8,333	$3.00	Sept 2013
Year ended September 30, 2009	25,000

October 2007	25,000	$10.38	Oct 2011
October 2007	16,667	$10.98	Oct 2011
Year ended September 30, 2008	41,667

October - December 2006	12,500	$6.00	Oct - Dec 2010
December 2006	6,667	$9.00	December 2010
January 2007	81,666	$14.76	Oct 2010 - Jan 2011
March 2007	3,531	$14.88	March 2012
Year ended September 30, 2007	104,364

August 2006	9,166	$6.00	Aug 2010
March – September 2006	14,292	$6.30	March 2011
Year ended September 30, 2006	23,458

Total Non-Plan consultant options as of June 30, 2010	269,489

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2010, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 153,479 shares of common stock, as follows:

Description of transaction	Number of warrants	Exercise price per share	Expiration Date

CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Placement fees – common share offering – March and April 2007	57,037	$16.20	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	67,275	$9.00	March and April 2011

Total warrants as of June 30, 2010	153,479

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 2 (Testing for Impairment – market value versus net book value), 3 (July 2010 tentative litigation settlement) and 4 (Greenberg Note – July 2010 issuance of shares) contain disclosure with respect to transactions occurring after June 30, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the quarterly report.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 95 full time employees as of August 9, 2010, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Web and Audio Conferencing Services Group

Our Digital Media Services Group consists primarily of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our Smart Encoding division.

Our Webcasting division, which operates primarily from Pompano Beach, Florida and has its main sales facility in New York City, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity,  Our DMSP division, which operates primarily from Colorado Springs, Colorado provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video and operates primarily from Colorado Springs, Colorado, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. Our Smart Encoding division, which operates primarily from San Francisco, California provides both automated and manual encoding and editorial services for processing digital media, using a set of coordinated technologies and processes that allow the quick and efficient online search, retrieval and streaming of this media, which can include photos, videos, audio, engineering specs, architectural plans, web pages, and many other pieces of business collateral.

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

Our securities are listed on the NASDAQ Capital Market. We are currently not compliant with NASDAQ’s minimum audit committee size requirement of three independent members, as set forth in Listing Rule 5605 (c) (2) (a) (the “Rule”), for which compliance is necessary in order to be eligible for continued listing on the NASDAQ Capital Market. On June 24, 2010, we received a letter from NASDAQ stating that unless we regain compliance with the Rule as of the earlier of our next annual shareholders’ meeting or June 5, 2011, our common stock will be subject to immediate delisting. Until that time, our shares will continue to be listed on the NASDAQ Capital Market.

On June 14, 2010, we were notified that Mr. Robert J. Wussler, who was then a director and a member of our audit committee, had passed away on June 5, 2010. He has not at the present time been replaced on the audit committee, which currently has two independent members. We are in the process of evaluating independent candidates to fill the vacancy left as a result of Mr. Wussler’s passing, both on the Board as well as the audit committee. We will make that selection as soon as possible.

From January through May 2010 we borrowed an aggregate of $1.0 million from four individual investors under the terms of unsecured subordinated convertible notes, which have a remaining aggregate balance of $792,000, repayable as follows: $78,000 during the remainder of the fourth quarter of fiscal 2010, $276,000 during the first quarter of fiscal 2011, $305,000 during the second quarter of fiscal 2011 and $133,000 during the third quarter of fiscal 2011.

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

Results of Operations

Our consolidated net loss for the nine months ended June 30, 2010 was approximately $6.7 million ($0.87 loss per share) as compared to a loss of approximately $10.1 million ($1.40 loss per share) for the comparable period of the prior fiscal year, a decrease in our loss of approximately $3.5 million (34%). The decreased net loss was primarily due to the $3.1 million charge for impairment of goodwill and other intangible assets in the current fiscal year being $2.4 million lower than the $5.5 million charge for such item in the comparable period of the prior fiscal year. In addition, depreciation and amortization expense for the nine months ended June 30, 2010 was approximately $1.0 million lower than such expense for the comparable period of the prior fiscal year.

Our consolidated net loss for the three months ended June 30, 2010 was approximately $1.1 million ($0.14 loss per share) as compared to a loss of approximately $1.0 million ($0.14 loss per share) for the comparable period of the prior fiscal year, an increase in our loss of approximately $36,000 (3%). This increase was primarily the result of an approximately $234,000 increase in interest expense, offset by an approximately $204,000 decrease in operating expenses.

Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 - The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Nine months Ended June 30,
	2010		2009
Revenue:
DMSP and hosting	12.4%		9.9%
Webcasting	35.2		34.0
Audio and web conferencing	39.9		41.6
Network usage	11.2		11.6
Other	1.3		2.9
Total revenue	100.0%		100.0%

Cost of revenue:
DMSP and hosting	5.6%		3.1%
Webcasting	9.2		10.1
Audio and web conferencing	11.5		10.1
Network usage	4.7		5.0
Other	2.3		2.8
Total costs of revenue	33.3%		31.1%

Gross margin	66.7%		68.9%

Operating expenses:
Compensation	50.4%		56.2%
Professional fees	12.1		6.9
Other general and administrative	13.7		14.2
Write off deferred acquisition costs	-		4.1
Impairment loss on goodwill and other intangible assets	24.5		41.7
Depreciation and amortization	12.2		19.4
Total operating expenses	112.9%		142.5%

Loss from operations	(46.2)%		(73.6)%

Other expense, net:
Interest expense	(7.6	) %	(3.4)
Other (expense) income, net	1.0		0.2
Total other expense, net	(6.6)%		(3.2)%

Net loss	(52.8)%		(76.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the nine months ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent

Total revenue	$12,633,565	$13,198,688	$(565,123)	(4.3)%
Total costs of revenue	4,204,060	4,102,520	101,540	2.5%
Gross margin	8,429,505	9,096,168	(666,663)	(7.3)%

General and administrative expenses	9,632,324	10,212,186	(579,862)	(5.7)%
Impairment loss on goodwill and other intangible assets	3,100,000	5,500,000	(2,400,000)	(43.6)%
Write off deferred acquisition costs	-	540,007	(540,007)	(100.0)%
Depreciation and amortization	1,537,729	2,555,836	(1,018,107)	(39.8)%
Total operating expenses	14,270,053	18,808,029	(4,537,976)	(24.1)%

Loss from operations	(5,840,548)	(9,711,861)	(3,871,313)	(39.9)%

Other expense, net	(834,543)	(418,702)	415,841	99.3%

Net loss	$(6,675,091)	$(10,130,563)	$(3,455,472)	(34.1)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $12.6 million for the nine months ended June 30, 2010, a decrease of approximately $565,000 (4.3%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, although revenues of the Digital Media Services Group also decreased during this period.

Audio and Web Conferencing Services Group revenues were approximately $6.5 million for the nine months ended June 30, 2010, a decrease of approximately $552,000 (7.8%) from the corresponding period of the prior fiscal year. This decrease was primarily a result of decreased Infinite division revenues arising from the loss of a major customer during the fourth quarter of fiscal 2009, as well as decreased network usage service fees from the EDNet division, which decrease we believe resulted from a reduction in television and movie production activity in the current fiscal year in response to a general economic slow-down.

For some time the Infinite division sales force has been focusing on entering into agreements with organizations with resources to provide Infinite’s audio and web conferencing services to certain targeted groups. This included agreements with Proforma, a leading provider of graphic communications solutions, a reseller agreement with Copper Conferencing, a leading, carrier-class conferencing services provider for small and medium-sized businesses, a master agency agreement with Presidio Networked Solutions, a systems integrator and a collaboration with PeerPort to launch WebMeet Community, an integrated suite of virtual collaboration services. In March 2010 we announced the expansion of Infinite’s alliance with BT Conferencing by providing a jointly developed conferencing platform to Infinite’s reservationless client base. Although these relationships and initiatives are important as a basis for building future sales, in some cases there will be a lead time of a year or longer before they are reflected in actual recorded sales. Furthermore, we recently reorganized the Infinite management and sales staff, which included the hiring of a new divisional president in June 2009. Therefore, although the revenues of the Audio and Web Conferencing Services Group for the three months ended June 30, 2010 were approximately equal to those revenues for the corresponding fiscal 2009 quarter, as a result of shortfalls during the first six months of fiscal 2010, as compared to the corresponding fiscal 2009 period, we do not expect the fiscal 2010 revenues of the Audio and Web Conferencing Services Group (for the year as a whole) to exceed the fiscal 2009 amounts.

Digital Media Services Group revenues were approximately $6.1 million for the nine months ended June 30, 2010, a decrease of approximately $13,000 (0.2%) from the corresponding period of the prior fiscal year. This decrease was primarily due to an approximately $201,000 (81.0%) decrease in Smart Encoding division revenues other than hosting revenues, which decrease arose primarily because of a one-time encoding engagement occurring during the nine months ended June 30, 2009 that did not recur during the nine months ended June 30, 2010, plus smaller decreases in certain other divisions. However we recorded an approximately $266,000 (20.4%) net increase in DMSP and hosting division revenues over the corresponding period of the prior fiscal year. This increase in DMSP and hosting division revenues included (i) an approximately $53,000 increase in DMSP “Store and Stream” and “Streaming Publisher” revenues and (ii) an approximately $213,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division.

As of June 30, 2010, we had 353 monthly recurring subscribers to the “Store and Stream” and/or “Streaming Publisher” applications of the DMSP, which applications were developed as a focused interface for small to medium business (SMB) clients, as compared to 331 subscribers as of June 30, 2009. Including large DMSP hosting customers supported by our Smart Encoding Division, these customer counts were 369 and 350, respectively. We expect this DMSP customer base to continue to grow, especially as a result of our relatively recent launch of version 2 of “Streaming Publisher” as well as the anticipated launch of MP365 discussed below. Streaming Publisher is designed to provide enhanced capabilities for advanced users such as publishers, media companies and other content developers. The Streaming Publisher upgrade to the DMSP is a key step in our objective to address the developing online video advertising market and includes features such as automated transcoding (the ability to convert media files into multiple file formats), player gallery (the ability to create various video players and detailed usage reports), as well as advanced permissions, security and syndication features. Users of the basic Store and Stream version of the DMSP may upgrade to the Streaming Publisher version for a higher monthly fee.

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

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. With respect to the latest rejection, the deadline for our filing of a Notice of Appeal or submitting a response is September 22, 2010 and extensions are available, with the payment of fees, until December 22, 2010. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents. As a result of this technology, plus other enhancements to the DMSP as noted above and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, as well as a result of sales of the relatively recently launched version of Streaming Publisher, we expect the fiscal 2010 DMSP and hosting revenues (for the year as a whole) to exceed the corresponding fiscal 2009 amounts, although such increase cannot be assured.

Webcasting revenues decreased by 0.8% for the nine months ended June 30, 2010 as compared to the corresponding period of the prior fiscal year. However, the number of webcasts produced, approximately 5,700 for the nine months ended June 30, 2010, was approximately equal to the number of webcasts for the corresponding period of the prior fiscal year and the average revenue per webcast event of approximately $804 for the nine months ended June 30, 2010 was approximately equal to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic.

We have historically experienced a seasonal decline in webcasting revenues during the fourth quarter, as compared to the preceding third quarter. However, based on order flow and other sales activity thus far, we do not expect the decline in webcasting revenues during the fourth quarter of fiscal 2010, as compared to the webcasting revenues for the third quarter of fiscal 2010, to exceed the decline in webcasting revenues that we experienced during the fourth quarter of fiscal 2009, which decline was 24.6%, as compared to the webcasting revenues for the third quarter of fiscal 2009. In addition, we believe that the following factors will favorably impact our webcasting revenues for that quarter and into fiscal 2011:

•
BT reseller agreement - In October 2009, we announced an expansion of our business relationship with BT Conferencing, a division of BT Group plc, one of the world's leading providers of communications solutions and services, via the signing of a new webcasting, iEncode, and digital media services reseller agreement. Prior to this agreement, and continuing to the current time, we recognized significant webcasting revenues from a BT business group that had succeeded to our business relationship with another reseller, by virtue of BT’s acquisition of that reseller. Under the reseller agreement announced in October 2009, another business group within BT Conferencing will also be offering our webcasting, iEncode and digital media services to its new and existing clients worldwide. The implementation of this new agreement is in process and is expected to first impact our revenues in a meaningful way during fiscal 2011.

•
Expanding government related business - In November 2007 we announced that we had been awarded a stake in a three-year Master Services Agreement (MSA) by the State of California to provide video and audio streaming services to the state and participating local governments. In August 2008 we announced that we had been awarded three new multi-year public sector webcasting services contracts with the United States Nuclear Regulatory Commission (NRC), California State Department of Technology Services (DTS), and California State Board of Equalization (BOE). In April 2009 we announced that, in addition to the extension of the NRC contract for the first full year after a successful initial test period, we were engaged to perform webcasting services for use by the U.S. Department of Interior, Minerals Management Service, via a strategic partner relationship.

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

We recognized aggregate revenues for the above government-related contracts of approximately $344,000 and $243,000 for the nine months ended June 30, 2010 and 2009, respectively, which represents a 41.6% increase. Our financial statements for these periods include webcasting revenues from government related business not included in these numbers, as these numbers only relate to the specific government related contracts that we have publicly announced, as listed above.

•
New products and technology - iEncode™ is a full-featured, turnkey, standalone webcasting solution, designed to operate inside a corporate LAN environment with multicast capabilities. Although we recorded some iEncode revenue during fiscal 2009 prior to the introduction of version 2 (V2) of iEncode™ in June 2009, V2 was not available for delivery to our customers until December 2009 and we have continued to make some technical improvements after that date. Although iEncode™ sales have been limited to date, we expect them to start to increase to more meaningful levels during fiscal 2011.

We have relatively recently completed several feature enhancements to our proprietary webcasting platform, including embedded Flash video and animations as well as a webinar service providing the means to hold a virtual seminar online in real time and both audio and video editing capabilities. In addition, we relatively recently announced an upgrade to our webcasting service, featuring broadcast quality video using the industry standard 16:9 aspect ratio, which we named Visual Webcaster HD™. The new upgrade includes the ability to use high definition cameras and other HD sources input via SDI (Serial Digital Interface) into our encoders, providing a broadcast-quality experience.

During fiscal 2009, we began the development of the MarketPlace365™ (MP365) platform, which will enable the creation of on-line virtual marketplaces, trade shows and social communities. We will charge each promoter a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace, but we also expect to recognize additional revenue beyond these exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing. We have several commitments for MP365 marketplaces from the existing publishers and trade show companies that we have already introduced the product to, as follows:

•
In December 2009, we announced an agreement with the Tarsus Group plc (“Tarsus”) for them to implement and market MP365 to Tarsus' more than 19,000 trade shows and 2,000 suppliers that are part of their Trade Show News Network (“TSNN”), a leading online resource for the trade show, exhibition and event industry. During August 2010, we co-hosted an on-line webinar with TSNN, which was attended by many potential MP365 promoters.

•
In February 2010, we announced an agreement with the Trade Show Exhibitors Association (“TSEA”) for them to market MP365 to TSEA’s members, vendors and sponsors. In August 2010, we announced the signing of an MP365 promoter agreement with TSEA, which plans to leverage the quality content of its new e-Learning Center seminars into an MP365 interactive buyers' guide called TSEA MarketPlace. In February 2010 we also announced an agreement with eConventions365, LLC, developer of the Commercial Design, Architecture and Construction (CDAC) Trade Show, for them to develop a virtual tradeshow for the commercial design and building industry worldwide, using MP365 and expected to launch by late summer 2010.

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

•
In May 2010, we announced that NewGen Broadcasting, Inc. (“New Gen”) has signed both MP365 agent and promoter agreements to promote the MP365 platform and develop its own virtual tradeshow. NewGen will assist us in creating a best of breed list of preferred Search Engine Marketing (SEM) professionals to help MP365 promoters maximize their lead generation efforts and, through its Webmaster Radio service, will provide online radio and relevant content syndication for use by other MP365 promoters to enhance the attendee experience. In May 2010, we also announced Conventions.net has signed an MP365 agent agreement. Conventions.net, which has thousands of industry suppliers in over 150 categories, plans to showcase the MP365 platform through its website and other marketing vehicles.

•
In August 2010, we announced the debut of MP365 with SUBWAY®. Over 100 of the top food, beverage and consumer packaged goods and service providers are participating in the restaurant chain’s new online, business-to-business marketplace. The show is open to SUBWAY franchisees, employees, sponsors and vendors. The launch of the marketplace coincided with SUBWAY’s annual convention held July 23 – 25, 2010. Fred DeLuca, co-founder and co-owner of SUBWAY and active in the management of that company, is one of our major shareholders and also controls Rockridge Capital Holdings, LLC, an entity to which we owe approximately $1.6 million as of June 30, 2010 and which debt is convertible into shares of our common stock under certain conditions.

•
In August 2010, we also announced the signing of three MP365 promoter agreements. The World Dental Expo is planning to have potential exhibitors from all areas of the dental industry, including dental device manufacturers, suppliers, distributors, educators and specialty office management providers from around the world. The PETS & VETS Virtual Trade Show & Conferencing Forum will bring together small animal veterinarians, veterinary technicians, practice managers and veterinary corporations from around the world. The ProActive Capital Forum will provide a platform for visibility and market awareness for exhibiting clients, and the most user-friendly, interactive tools for investors and analysts to access this information.

Including the above, we have obtained signed promoter agreements representing at least fourteen MP365 marketplaces. In addition to the initial MP365 launch with SUBWAY as discussed above, additional MP365 marketplaces are expected to launch by late summer 2010, with MP365 revenues increasing to more meaningful levels during fiscal 2011.

Due to the revenue potential from a single MP365 marketplace, we expect this product could have a significant impact on our future revenues. However, the attainment of any revenue from a MP365 marketplace will be subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured. In addition to the above, special pricing and payment terms have been granted to SUBWAY and may be granted to other MP365 promoters, particularly during the initial stages of introducing the MP365 platform.

Due to the anticipated increases in DMSP and hosting revenues, as well as our anticipation that the seasonal decrease in fourth quarter webcasting revenues will not exceed the prior year decrease, both as discussed above, we expect the fiscal 2010 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2009 amounts, although such increase cannot be assured.

Consolidated gross margin was approximately $8.4 million for the nine months ended June 30, 2010, a decrease of approximately $667,000 (7.3%) from the corresponding period of the prior fiscal year. This decrease was due to approximately $622,000 less gross margin from the Audio and Web Conferencing Services Group, corresponding to the $552,000 decrease in Audio and Web Conferencing Services Group revenues as discussed above, as well as decreased gross margin percentage on those revenues from 71.5% to 68.0%. Primary reasons for this decreased gross margin percentage were (i) certain costs related to providing webconferencing services that are generally fixed to us and do not vary with utilization (ii) increased costs from purchasing additional “overflow” operating capacity from third parties and (iii) decreases in our per minute charges to certain customers deemed necessary in order to respond to competition. The consolidated gross margin percentage was 66.7% for the nine months ended June 30, 2010, versus 68.9% for the corresponding period of the prior fiscal year.

The consolidations of two of our co-location facilities into two other existing locations were completed as scheduled during the second fiscal 2010 quarter. During the third fiscal 2010 quarter, we discontinued the use of a third-party software application incorporated as part of our DMSP and hosting services in favor of a less costly application as well as reduced the maintenance contract costs on one of the telephone switches used by our Infinite division. These consolidations, as well as recently negotiated reductions in our bandwidth and telephone line and usage rates, are expected to reduce our cost of sales by approximately $111,000 during the last quarter of fiscal 2010, as compared to those costs for the corresponding period of fiscal 2009, although such results cannot be assured and may be offset by cost of sales increases in other areas.

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

Operating Expenses

Consolidated operating expenses were approximately $14.3 million for the nine months ended June 30, 2010, a decrease of approximately $4.5 million (24.1%) from the corresponding period of the prior fiscal year, primarily due to the $3.1 million charge for impairment of goodwill and other intangible assets in the current fiscal year period being $2.4 million lower than the $5.5 million charge for such item in the comparable period of the prior fiscal year. In addition, depreciation and amortization expense and compensation expense each also decreased by approximately $1.0 million and $1.1 million, respectively, in the nine months ended June 30, 2010, as compared to those expenses for the corresponding period of the prior fiscal year. In addition, we recorded an approximately $540,000 charge for the write off of deferred acquisition costs for the nine months ended June 30, 2009 versus no such expense in the comparable period of the current fiscal year. This write-off related to the terminated Narrowstep acquisition, which is discussed in more detail in Item 1 of Part II of this 10-Q.

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

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2008. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of the assets of EDNet as of that date. Although the first step of the two step testing process of the assets of Acquired Onstream and Infinite preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the nine months ended June 30, 2009. This $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

We also performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $3.1 million for the nine months ended June 30, 2010.

As the result of a recent decline in the price of our common stock from $1.86 per share as of March 31, 2010 to $1.03 as of June 30, 2010, it appears that our market value (after certain adjustments as discussed above) was probably less than our net book value as of June 30, 2010. Our next scheduled recurring annual impairment review is as of December 31, 2010 and we have concluded that the decline in market value as of June 30, 2010 was not of sufficient duration nor was it otherwise indicative of a triggering event that would require an interim impairment review. We have determined that as of June 30, 2010 any changes necessary to update the cash flow projections, discount rates and/or other key assumptions used in our annual impairment review for December 31, 2009 were immaterial and/or would not have resulted in an impairment materially different than the impairment determined as of December 31, 2009. However, if the price of our common stock and our market value were to remain at the same levels, or decline, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising either from an interim impairment review as of September 30, 2010 or from our next scheduled recurring annual impairment review, as of December 31, 2010. Our common stock closed at $1.25 per share on August 9, 2010.

The valuations of Infinite, EDNet and Acquired Onstream incorporate our management’s estimates of future sales and operating income, which estimates in the cases of Infinite and Acquired Onstream are dependent on products (audio and web conferencing and the DMSP, respectively) from which significant sales increases may be required to support that valuation. Furthermore, even if our market value were to exceed our net book value in the future, annual reviews for impairment in future periods may result in future periodic write-downs.  Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

The decrease in depreciation and amortization expense for the nine months ended June 30, 2010 of approximately $1.0 million was 39.8% of that expense for the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment losses we recorded during the nine months ended June 30, 2010 and the nine months ended June 30, 2009, which were recorded as a reduction of the historical depreciable cost basis of those assets as of those dates.

The decrease in compensation expense for the nine months ended June 30, 2010 of approximately $1.1 million was 14.2% of that expense for the corresponding period of the prior fiscal year. Effective October 1, 2009, a significant portion of our workforce, including all of management, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). This action, as well as payroll cost reduction actions we took primarily during February and March 2009, represent anticipated compensation expense reductions of approximately $1.3 million for fiscal 2010, as compared to fiscal 2009, and are the primary reason for the decreased compensation expense for the first nine months of fiscal 2010.  Regardless of the above, it is possible that some or all of the future portion of these savings (approximately $240,000 for the remaining quarter of fiscal 2010, as compared to the corresponding fiscal 2009 period) will be offset by compensation cost increases as a result of other actions we may deem necessary during the remainder of fiscal 2010.

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

Other Expense

Other expense of approximately $835,000 for the nine months ended June 30, 2010 represented an approximately $416,000 (99.3%) increase as compared to the corresponding period of the prior fiscal year. This additional expense was primarily related to an increase in interest expense of approximately $510,000, arising from a much higher level of interest bearing debt, as well as increased effective interest rates, for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.

As of September 30, 2009, we had outstanding interest bearing debt with a total face amount of approximately $3.8 million, versus approximately $2.9 million as of September 30, 2008. The $3.8 million was primarily comprised of (i) approximately $1.4 million in borrowings outstanding for working capital under a line of credit arrangement (the “Line”), (ii) convertible debentures for financing software and equipment purchases with a balance of $1.0 million and bearing interest expense at 12% per annum and (iii) the Rockridge Note balance of approximately $1.4 million, which did not exist until April 2009 and carries an effective interest rate of approximately 28.0% per annum (after the September 2009 amendment).

In addition to the above, we have received cash proceeds from financing activities, net of repayments, of another approximately $1.2 million during the nine months ended June 30, 2010. Approximately $870,000 of these cash proceeds relate to additional borrowings aggregating $1.0 million ($250,000 under the Greenberg Note in January 2010, $500,000 under the Wilmington Notes in February 2010 and $250,000 under the Lehmann Note in May 2010) less $130,000 of principal payments against those notes. The effective interest rates on these notes range from 50.7% to 83.9% per annum, with a weighted average rate of 73.9% per annum.

In addition to the increases in our outstanding debt as noted above,  the Line was amended in December 2009 and as a result the interest rate modified to be 13.5% per annum, adjusted for future changes in the prime rate, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The interest rate at the time of the amendment was 14.25% per annum (prime rate plus 11%) but there was no monitoring fee. Based on the outstanding balance of approximately $1.7 million under the Line as of June 30, 2010, the amended terms would represent increased interest expense, including the monitoring fee, of approximately $39,000 per year.

Based on the increases in our outstanding debt as well as the increased interest rate on the Line, both as discussed above, as well as potential further borrowings in fiscal 2010 in order to address our working capital deficit, we anticipate our interest expense during fiscal 2010 to be greater than it was in fiscal 2009.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009 - The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended June 30,
	2010	2009
Revenue:
DMSP and hosting	11.3%	9.8%
Webcasting	35.6	35.4
Audio and web conferencing	40.5	41.5
Network usage	11.8	11.3
Other	0.8	2.0
Total revenue	100.0%	100.0%

Cost of revenue:
DMSP and hosting	5.1%	2.4%
Webcasting	8.5	9.6
Audio and web conferencing	10.4	10.6
Network usage	4.8	4.6
Other	1.5	2.3
Total costs of revenue	30.3%	29.5%

Gross margin	69.7%	70.5%

Operating expenses:
Compensation	47.7%	56.7%
Professional fees	13.9	5.5
Other general and administrative	14.0	15.2
Depreciation and amortization	9.5	12.2
Total operating expenses	85.1%	89.6%

Loss from operations	(15.4)%	(19.1)%

Other expense, net:
Interest expense	(9.6)%	(4.3)%
Other (expense) income, net	0.8	-
Total other expense, net	(8.8)%	(4.3)%

Net loss	(24.2)%	(23.4)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent

Total revenue	$4,430,758	$4,436,830	$(6,072)	(0.1)%
Total costs of revenue	1,341,156	1,309,008	32,148	2.5%
Gross margin	3,089,602	3,127,822	(38,220)	(1.2)%

General and administrative expenses	3,350,295	3,431,606	(81,311)	(2.4)%
Depreciation and amortization	421,568	544,385	(122,817)	(22.6)%
Total operating expenses	3,771,863	3,975,991	(204,128)	(5.1)%

Loss from operations	(682,261)	(848,169)	(165,908)	(19.6)%

Other expense, net	(391,625)	(189,829)	201,796	106.3%

Net loss	$(1,073,886)	$(1,037,998)	$35,888	3.5%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.4 million for the three months ended June 30, 2010 as well as for the three months ended June 30, 2009.

Audio and Web Conferencing Services Group revenues were approximately $2.3 million for the three months ended June 30, 2010, a decrease of approximately $19,000 (0.8%) from the corresponding period of the prior fiscal year.

Digital Media Services Group revenues were approximately $2.1 million for the three months ended June 30, 2010 as well as for the three months ended June 30, 2009.

Webcasting revenues increased by 0.3% for the three months ended June 30, 2010 as compared to the corresponding period of the prior fiscal year. However, the number of webcasts produced, approximately 2,000 for the three months ended June 30, 2010, was approximately equal to the number of webcasts for the corresponding period of the prior fiscal year and the average revenue per webcast event of approximately $808 for the three months ended June 30, 2010 was approximately equal to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic.

Consolidated gross margin was approximately $3.1 million for the three months ended June 30, 2010, a decrease of approximately $38,000 (1.2%) from the corresponding period of the prior fiscal year. The consolidated gross margin percentage was 69.7% for the three months ended June 30, 2010, versus 70.5% for the corresponding period of the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $3.8 million for the three months ended June 30, 2010, a decrease of approximately $204,000 (5.1%) from the corresponding period of the prior fiscal year, primarily the result of decreases in depreciation and amortization expense and compensation expense by approximately $123,000 and $398,000, respectively, for the three months ended June 30, 2010, as compared to those expenses for the corresponding period of the prior fiscal year. These decreases were partially offset by an increase in professional fees expense of approximately $371,000 for the three months ended June 30, 2010, as compared to those expenses for the corresponding period of the prior fiscal year

The decrease in depreciation and amortization expense for the three months ended June 30, 2010 of approximately $123,000 was 22.6% of that expense for the corresponding period of the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment loss we recorded during the nine months ended June 30, 2010, which was recorded as a reduction of the historical depreciable cost basis of those assets as of December 31, 2009.

The decrease in compensation expense for the three months ended June 30, 2010 of approximately $398,000 was 15.9% of that expense for the corresponding period of the prior fiscal year. Effective October 1, 2009, a significant portion of our workforce, including all of management, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). This action, as well as payroll cost reduction actions we took primarily during February and March 2009, represent anticipated compensation expense reductions of approximately $1.3 million for fiscal 2010, as compared to fiscal 2009, and are the primary reason for the decreased compensation expense for the third quarter of fiscal 2010.  Regardless of the above, it is possible that some or all of the future portion of these savings (approximately $240,000 for the remaining quarter of fiscal 2010, as compared to the corresponding fiscal 2009 period) will be offset by compensation cost increases as a result of other actions we may deem necessary during the remainder of fiscal 2010.

The increase in professional fees expense for the three months ended June 30, 2010 of approximately $371,000 was 152.9% of that expense for the corresponding period of the prior fiscal year. This increase was primarily due to (i) an approximately $268,000 increase in non-cash expense for financial consulting and advisory services paid with our common shares and options to purchase our common shares and (ii) a $42,000 increase in legal fees primarily related to the Narrowstep litigation. We do not anticipate the non-cash expense for financial consulting and advisory services to continue at this level in the subsequent quarter although we do expect the increased level of legal fees to continue in the subsequent quarter, or even increase further, primarily dependent on the developments in the Narrowstep litigation. The Court has set a September 7, 2010 hearing date with respect to our motion to dismiss and has also ordered that discovery by both parties with respect to Narrowstep’s complaint be completed by December 1, 2010.

Other Expense

Other expense of approximately $392,000 for the three months ended June 30, 2010 represented an approximately $202,000 (106.3%) increase as compared to the corresponding period of the prior fiscal year. This additional expense was primarily related to an increase in interest expense of approximately $234,000, arising from a much higher level of interest bearing debt, as well as increased effective interest rates, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Borrowings aggregating $1.0 million during fiscal 2010 ($250,000 under the Greenberg Note in January 2010, $500,000 under the Wilmington Notes in February 2010 and $250,000 under the Lehmann Note in May 2010)  had effective interest rates ranging from 50.7% to 83.9% per annum, with a weighted average rate of 73.9% per annum.

Liquidity and Capital Resources

Our financial statements for the nine months ended June 30, 2010 reflect a net loss of approximately $6.7 million and cash used in operations for that period of approximately $452,000. Although we had cash of approximately $367,000 at June 30, 2010, our working capital was a deficit of approximately $3.8 million at that date.

During the nine months ended June 30, 2010, we obtained financing from three primary sources – (i) the unsecured subordinated convertible Greenberg Note, Wilmington Notes and Lehmann Note, under which we borrowed an aggregate of $870,000 (net of repayments) during the period, (ii) the Line, collateralized by our accounts receivable, under which we borrowed approximately $286,000 (net of repayments) during the period and (iii) the Rockridge Note, collateralized by all our assets not pledged under the Line, under which we borrowed approximately $257,000 (net of repayments) during the period.

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

We may prepay the Greenberg Note at any time with ten days notice, provided that Greenberg may convert the outstanding balance to common shares during such ten day period. In the event of a default, we will be obligated to pay Greenberg an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note – see discussion with respect to the Lehmann Note below.

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

We have also incurred third party finder’s fees in connection with the Wilmington Notes, such fees payable in cash equal to 7% of the borrowed amount. The effective rate of the Wilmington Notes is approximately 83.9% per annum, assuming a six month loan term and excluding the finder’s fees.

We may prepay the Wilmington Notes at any time with ten days notice, provided that the Investor may convert the outstanding balance to common shares during such ten day period. In the event of a default, we will be obligated to pay the Wilmington Investors an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares. If we successfully conclude a subsequent financing of debt or equity in excess of $750,000 during the term of the Wilmington Notes, the proceeds of such financing will be used to pay off the remaining balance of the Wilmington Notes. The Lehmann Note, as discussed below, was issued in May 2010 to one of the Wilmington Investors.

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

The Greenberg Note, which was issued in January 2010, provides that if we successfully conclude a financing of debt or equity in excess of $500,000 during the term of the Greenberg Note, the proceeds of such financing will be used to pay off the remaining balance of the Greenberg Note. Although the aggregate proceeds from the Wilmington Notes in February 2010 plus the Lehmann Note in May 2010 were $750,000, our position is that the Lehmann Note was a separate financing from the Wilmington Notes and since neither of those financings was in excess of $500,000, early repayment of the Greenberg Note is not required. The Greenberg Note had a remaining outstanding balance of $172,000 as of August 9, 2010 and by its terms is due on or before December 31, 2010, without regard to this issue.

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.7 million as of August 9, 2010) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, but no later than December 2011, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. We have not been in compliance with certain loan covenants through June 30, 2009, although the Lender has granted waivers through that date. In December 2009 the Lender agreed that (i) we are not required to comply with the debt service coverage covenant for the quarter ended September 30, 2009 and the next compliance date for this covenant will be September 30, 2010 and (ii) effective for the quarter ended September 30, 2009, we are no longer required to comply with the minimum tangible net worth covenant. Based on the outstanding balance of approximately $1.7 million under the Line as of June 30, 2010, the amended terms would represent increased interest expense, including the monitoring fee, of approximately $39,000 per year.

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

We are currently obligated under convertible Equipment Notes with a face value of $1.0 million which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2009, we elected to issue 34,920 unregistered shares of our common stock to the Investors in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2009 through October 2009, which was recorded as interest expense of $67,040 on our books, based on the fair value of those shares on the issuance date. On April 30, 2010, we elected to issue 44,369 unregistered common shares to the Investors in lieu of $59,507 cash interest on these Equipment Notes for November 2009 through April 2010, which was recorded as interest expense of $92,288 on our books, based on the fair value of those shares on the issuance date. The next interest due date is October 31, 2010. The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the holder’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share. In the event the Notes are converted prior to maturity (June 3, 2011), interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest as described above.

During August 2009, CCJ Trust (“CCJ”) remitted $200,000 to us as a short term advance bearing interest at 0.022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable on our September 30, 2009 balance sheet. On December 29, 2009, we entered into an agreement with CCJ whereby accrued interest through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity although, with the consent of CCJ, no payments had been made as of August 9, 2010. The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $0.50 per share. In conjunction with and in consideration of this note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 175,000 ONSM common shares at $3.00 per share.

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

Projected capital expenditures for the twelve months ended June 30, 2011 total approximately $1.6 million which includes software and hardware upgrades to the DMSP, the webcasting system (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the introduction and establishment of the MarketPlace365 platform. This total includes approximately $97,000 reflected by us as accounts payable at June 30, 2010 (which will not be reflected as capital expenditures in our cash flow statement until paid and excludes approximately $205,000 in our accounts payable at that date but is not expected to be paid as the result of a settlement of litigation tentatively agreed to in July 2010, pending finalization).  This total also includes at least $641,000 of projected capital expenditures which we have determined may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

On March 18, 2009, we terminated the Merger Agreement for the acquisition of Narrowstep, which Merger Agreement we had first entered into on May 29, 2008 and then was amended twice (on August 13, 2008 and on September 15, 2008). The Merger Agreement could be terminated by either Onstream or Narrowstep at any time after November 30, 2008 provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep. On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts. We filed our brief in support of the motion on February 18, 2010. Narrowstep’s response was filed on March 29, 2010 and we filed our reply on April 13, 2010. The Court has set a September 7, 2010 hearing date with respect to our motion to dismiss and has also ordered that discovery by both parties with respect to Narrowstep’s complaint be completed by December 1, 2010. Regardless of the ultimate decision with regard to the motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material adverse impact on our financial position or results of operations.

We have estimated that we would require an approximately 7-8% increase in our consolidated revenues, as compared to our revenues for the twelve months ended June 30, 2010, in order to adequately fund our anticipated operating cash expenditures for the next twelve months (including cash interest expense and a basic level of capital expenditures). Due to seasonality, this increase would be accomplished if we were to achieve average revenues over the next four quarters equivalent to the revenues for the third quarter of fiscal 2010. We have estimated that, in addition to this revenue increase, we will also require additional debt or equity financing of approximately $3.0 million over the next twelve months to satisfy principal repayments due against existing debt as well as past due trade payables that we believe are necessary to pay to continue our operations. However, approximately $1.0 million of this $3.0 million would not be required until June 2011.

If we were to achieve revenue increases in excess of this 7-8%, or if any of our lenders elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $3.0 million. However, if we did not achieve these revenue increases, or if our operating expenses, cash interest or capital expenditures were higher than anticipated over the next twelve months, the required financing could be greater than this $3.0 million.

We have implemented and continue to implement specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve the required revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate for the next twelve months. We will closely monitor our revenue and other business activity to determine if further cost reductions, the raising of additional capital, or other activity is considered necessary.

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

As of August 9, 2010, we have issued 35,000 shares of Series A-13. Any shares of Series A-13 that are still outstanding as of December 31, 2011 will automatically convert into our common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $9.00 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

During December 2009, we received funding commitment letters (“Letters”) executed by three entities agreeing to provide us, within twenty days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. Funding under the Letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that the debt (i) would be unsecured and subordinated to our other debts, (ii) would be subject to approval by our other creditors having the right of such pre-approval, (iii) would provide for no principal or interest payments in cash prior to December 31, 2010, although, at our option, consideration may be given in the form of equity issued before that date and (iv) would provide that any cash repayment of principal after that date would be in equal monthly installments over at least one year but no greater than four years. The rate of return on such debt, including cash and equity consideration given, would be negotiable based on market values at the time of funding but in any event would be not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum (such rate including the cash coupon rate plus the fair value of our shares given and/or the Black-Scholes valuation of debt conversion features and/or issuance of options and/or warrants).  As consideration for these Letters, the issuing entities received an aggregate of 12,500 unregistered common shares. One of the Letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors. Furthermore, certain principals of Triumph Small Cap Fund, which provided one of the Letters, for $250,000, are also principals in Greenberg Capital and required us to release Triumph Small Cap Fund from their commitment under that Letter, as part of a February 2010 modification to the Greenberg Note.

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. Although there is no assurance that we will make sales under that Shelf Registration, or if do make such sales what the timing or proceeds will be, we anticipate that the first approximately $800,000 of such proceeds will be used to repay the outstanding balances due under the Greenberg Note, the Wilmington Notes and the Lehmann Note. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval.

Our accumulated deficit was approximately $120.8 million at June 30, 2010. We have incurred losses since our inception and our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control overhead expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable.

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

Cash used in operating activities was approximately $452,000 for the nine months ended June 30, 2010, as compared to approximately $153,000 provided by operations for corresponding period of the prior fiscal year. The $452,000 reflects our net loss of approximately $6.7 million, reduced by approximately $6.4 million of non-cash expenses included in that loss and increased by approximately $196,000 arising from a net increase in non-cash working capital items during the period. The net increase in non-cash working capital items for the nine months ended June 30, 2010 is primarily due to an approximately $712,000 increase in accounts receivable, offset by an approximately $515,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers. This compares to a net decrease in non-cash working capital items of approximately $429,000 for the corresponding period of the prior fiscal year, primarily due to an approximately $474,000 increase in accounts payable, accrued liabilities amounts due to directors and officers. The primary non-cash expenses included in our loss for the nine months ended June 30, 2010 were $3.1 million arising from a charge for impairment of goodwill and other intangible assets, approximately $1.5 million of depreciation and amortization, approximately $635,000 of employee compensation expense arising from the issuance of stock and options and approximately $570,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $977,000 for the nine months ended June 30, 2010 as compared to approximately $1.1 million for the corresponding period of the prior fiscal year. Current and prior period investing activities primarily related to the acquisition of property and equipment.

Cash provided by financing activities was approximately $1.2 million for the nine months ended June 30, 2010 as compared to approximately $848,000 for the corresponding period of the prior fiscal year. Current and prior period financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments. The prior year period also included proceeds from the sale of A-12 preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $15.4 million at June 30, 2010, representing approximately 70% of our total assets and approximately 114% of the book value of shareholder equity. In addition, property and equipment as of June 30, 2010 includes approximately $1.9 million (net of depreciation) related to the DMSP and other capitalized internal use software, representing approximately 9% of our total assets and approximately 14% of the book value of shareholder equity.

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

We follow a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations. We will closely monitor and evaluate all such factors as of September 30, 2010 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

As the result of a recent decline in the price of our common stock from $1.86 per share as of March 31, 2010 to $1.03 as of June 30, 2010, it appears that our market value (after certain adjustments as discussed above) was probably less than our net book value as of June 30, 2010. Our next scheduled recurring annual impairment review is as of December 31, 2010 and we have concluded that the decline in market value as of June 30, 2010 was not of sufficient duration nor was it otherwise indicative of a triggering event that would require an interim impairment review. We have determined that as of June 30, 2010 any changes necessary to update the cash flow projections, discount rates and/or other key assumptions used in our annual impairment review for December 31, 2009 were immaterial and/or would not have resulted in an impairment materially different than the impairment determined as of December 31, 2009. However, if the price of our common stock and our market value were to remain at the same levels, or decline, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising either from an interim impairment review as of September 30, 2010 or from our next scheduled recurring annual impairment review, as of December 31, 2010. Our common stock closed at $1.25 per share on August 9, 2010.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and is seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we have determined that Narrowstep has no basis in fact or in law for any claim and accordingly, this matter has not been reflected as a liability on our financial statements. On December 18, 2009, we were served with a summons and on February 1, 2010 we filed a motion requesting dismissal of the breach of contract and fraud counts as well as two of the other three counts. We filed our brief in support of the motion on February 18, 2010. Narrowstep’s response was filed on March 29, 2010 and we filed our reply on April 13, 2010. The Court has set a September 7, 2010 hearing date with respect to our motion to dismiss and has also ordered that discovery by both parties with respect to Narrowstep’s complaint be completed by December 1, 2010. Regardless of the ultimate decision with regard to the motion to dismiss, we intend to vigorously defend against all claims. Furthermore, we do not expect the ultimate resolution of this matter to have a material adverse impact on our financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from April 1, 2010 through June 30, 2010, we recorded the issuance of 106,897 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of three months, and will result in a professional fees expense of approximately $206,000 over the service period, based on the market value of an ONSM common share at the time of issuance. None of these shares were issued to our directors or officers.

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

The second installment of 20,383 unregistered common shares, per item (i) above, were issued to Greenberg in July 2010. The value of these shares was approximately $34,000, based on the market value of an ONSM common share at the time of issuance.

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

Onstream Media Corporation, a Florida corporation

Date: August 16, 2010	/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson, Chief Financial Officer And Principal Accounting Officer