Form 10-K
period 2010-09-30
Onstream Media CORP
filed 2011-01-07
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act     ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the averaged bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on March 31, 2010 was approximately $13.8 million.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of December 24, 2010, 8,941,353 shares of common stock were issued and outstanding.

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

 Not Applicable.

A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. Except as otherwise indicated, all related amounts reported in our consolidated financial statements and in this 10-K including common share quantities, convertible debenture conversion prices and exercise prices of options and warrants, have been retroactively adjusted for the effect of this reverse stock split.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2010, unless otherwise stated. Readers should carefully review this Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.                                BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications.  We had approximately 96 full time employees as of September 30, 2010, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Audio and Web Conferencing Services Group

Products and services provided by each of the groups are:

 Digital Media Services Group

Our Digital Media Services Group consists of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our Smart Encoding division.  This group represented approximately 47.1% and 45.7% of our revenues for the years ended September 30, 2010 and 2009, respectively. These revenues are comprised primarily of fees for hosting/storage, search/retrieval and distribution/streaming of digital assets as well as encoding and production fees.

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

Our DMSP division, which operates primarily from Colorado Springs, Colorado provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. In December 2004 we completed our acquisition of an entity formerly named Onstream Media Corporation that we now identify as Acquired Onstream. Acquired Onstream was a development stage company founded in 2001 with the business objective of developing a feature rich digital asset management service and offering the service on a subscription basis over the Internet. This service was the initial version of what became the DMSP, which is comprised of four separate products - encoding, storage, search/retrieval and distribution. Although a limited version of the DMSP was released in November 2005, the first complete version of the DMSP, known as “Store and Stream”, was offered for sale to the general public since October 2006.  In February 2009, we launched “Streaming Publisher”, a second version of the DMSP with additional functionality. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the recently launched MarketPlace365 platform, which will enable the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing.

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

This group represented approximately 52.9% and 54.3% of our revenues for the years ended September 30, 2010 and 2009, respectively. These revenues are comprised primarily of network access and usage fees as well as the sale and rental of communication equipment.

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

No single customer has represented more than 10% of our consolidated revenues during the years ended September 30, 2010 or 2009.

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

By distributing content over the Internet, we face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. To protect our company from such claims, we maintain general liability (including umbrella coverage), professional liability and employment practices liability insurance. These insurances may not cover all potential claims of this type or may not be adequate to indemnify us for any liability to which we may be exposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our March 2007 acquisition of Auction Video, a pending United States patent was assigned to us covering certain aspects of uploading live webcam images. A parallel filing was done to protect these patent rights on an international basis, via the filing of a “Patent Cooperation Treaty Request”. We are currently pursuing the final approval of this patent application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPO on November 22, 2010 and the expected next step is our filing of an appeal brief with the USPO, which is due on January 22, 2011, although extensions for this filing are available until June 22, 2011 with the payment of additional fees. After our appeal brief is filed, the USPO would be expected to file a response and following that, a decision would be made by a three member panel, either based on the filings or a hearing if requested by us. Regardless of the ultimate outcome of this matter, our management has determined that a final rejection of these claims would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

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

Employees

At December 24, 2010 we had approximately 100 full time employees, of whom 56 were design, production and technical personnel, 19 were sales and marketing personnel and 25 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

General

We were formed under the laws of the State of Florida in May 1993. Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

ITEM 2.                                PROPERTIES

We lease:

•
an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting production, marketing and distribution activities.  The monthly base rental is approximately $23,400 (including our share of property taxes and common area expenses). Our lease expired on September 15, 2010 and we are currently in negotiations to extend this lease for an additional three years, and have tentatively agreed to a starting monthly base rental of approximately $21,100 (including our share of property taxes and common area expenses), which would also be retroactive to September 15, 2009, plus two percent (2%) annual increases. The proposed extension would provide one two-year renewal option, with a three percent (3%) rent increase in year one.

•
an approximately 4,700 square foot facility at 901 Battery Street, Suite 200 in San Francisco, which serves as administrative headquarters for the Smart Encoding division of the Digital Media Services Group, as well as the EDNet division of the Audio and Web Conferencing Services Group, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. Our lease expires on July 31, 2015 and provides for one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011 at our option, with six months notice and a payment of no more than approximately $25,000.   The monthly base rental is approximately $8,900 (including month-to-month parking) with annual increases up to 5.1%.

•
an approximately 6,800 square foot facility at 100 Morris Avenue in Springfield, New Jersey, which houses the Infinite Conferencing audio and web conferencing operations. Our lease expires on October 31, 2012 and provides one two-year renewal option, with no rent increase. The monthly base rental is approximately $10,800 with annual five percent (5%) increases.

•
business offices located at 221 West Twenty-Sixth Street, New York City, New York.  These offices total approximately 1,000 square feet and serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our lease expires January 31, 2013, although both we and the landlord have the right to terminate the lease without penalty, upon nine (9) months notice given any time after February 1, 2011. The monthly base rental is approximately $12,000, with no increases.

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

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we determined that Narrowstep had no basis in fact or in law for any claim and accordingly, this matter was not reflected as a liability on our financial statements. On December 30, 2010 Narrowstep counsel advised the Court in writing that Narrowstep had reached an agreement in principle with us to dismiss their lawsuit with prejudice, provided that both parties executed a mutual release. Under this mutual release, which has been agreed to in principle by both parties but is still being finalized, no further actions will be filed against each other or affiliated parties in connection with this matter. This resolution of this matter will not have a material adverse impact on our future financial position or results of operations.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our future financial position or results of operations.

ITEM 4.                                REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on The NASDAQ Capital Market, under the symbol "ONSM." The following table sets forth the high and low closing sale prices for our common stock as reported on The NASDAQ Capital Market for the period from October 1, 2008 through December 23, 2010. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. All prices in the following table have been retroactively adjusted for the effect of this reverse stock split.

	High	Low
FISCAL YEAR 2009
First Quarter	$2.82	$1.32
Second Quarter	$1.92	$0.84
Third Quarter	$1.98	$1.38
Fourth Quarter	$3.54	$1.62

FISCAL YEAR 2010
First Quarter	$2.64	$1.62
Second Quarter	$2.88	$1.62
Third Quarter	$2.20	$1.03
Fourth Quarter	$1.47	$0.79

FISCAL YEAR 2011
First Quarter (to Dec 23)	$1.19	$0.75

On December 23, 2010, the last reported sale price of the common stock on The NASDAQ Capital Market was $0.76 per share.   As of December 23, 2010 there were approximately 546 shareholders of record of the common stock.

NASDAQ Listing Issues

We have received letters from NASDAQ with respect to our non-compliance with two requirements necessary to maintain our current NASDAQ listing, as follows:

Share price requirement – On December 7, 2010, we received a letter from NASDAQ stating that we have 180 calendar days, or until June 6, 2011, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the preceding thirty consecutive business days. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the June 6, 2011 deadline. If we are not considered compliant by June 6, 2011, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and we provide written notice of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we will be granted an additional 180 calendar day compliance period. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market.

Minimum audit committee size requirement – On June 24, 2010, we received a letter from NASDAQ stating that we are currently not compliant with NASDAQ’s minimum audit committee size requirement of three independent members, as set forth in Listing Rule 5605 (c) (2) (a) (the “Audit Committee Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. Unless we regain compliance with the Audit Committee Rule as of the earlier of our next annual shareholders’ meeting or June 5, 2011, our common stock will be subject to immediate delisting.

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

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. Dividends related to the Series A-13 Convertible Preferred and the Series A-14 Convertible Preferred are cumulative and must be fully paid by us prior to the payment of any dividend on our common stock.

Recent Sales of Unregistered Securities

During the period from August 10, 2010 through September 30, 2010, we recorded the issuance of 61,253 unregistered shares of common stock for financial consulting and advisory and legal services. The services are being provided over a period of three to eight months, and will result in a professional fees expense of approximately $60,000 over the service period. None of these shares were issued to our directors or officers.

During the period from October 1, 2010 through December 24, 2010, we recorded the issuance of 72,113 unregistered shares of common stock for financial consulting and advisory services. The services are being provided over a period of six to twelve months and will result in a professional fees expense of approximately $55,000 over the service period. None of these shares were issued to our directors or officers.

During February 2010 we issued the unsecured subordinated convertible Wilmington Notes for gross proceeds of $500,000, which notes had a remaining principal balance of $344,000 as of September 30, 2010. This $344,000 balance, as well as all accrued but unpaid interest, was satisfied by us on October 1, 2010 with cash payments aggregating $238,756 plus the issuance of 137,901 unregistered common shares.

On December 2, 2010, we issued 76,769 unregistered shares of common stock for interest on $1,000,000 face value convertible debentures for the period from May 2010 through October 2010. The shares were in satisfaction of interest expense of approximately $73,698 recognized over that period. None of these shares were issued to our directors or officers, although 3,838 of these shares were issued to CCJ Trust, which is a trust for the adult children of one of our directors, who in turn disclaims beneficial ownership in CCJ Trust.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including our 1996 Stock Option Plan, our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1996 Stock Option Plan (1)	229,500	$ 6.47	None

2007 Equity Incentive Plan (2)	941,343	$ 9.15	1,029,491

Equity compensation plans
approved by shareholders (3)	41,962	$ 20.26	None

Equity compensation plans not
approved by shareholders (4)	310,322	$ 8.14	445,000

1)
On February 9, 1997, our Board of Directors and a majority of our shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"), which, including the effect of subsequent amendments to the 1996 Plan, authorized up to 750,000 shares available for issuance as options and up to another 333,333 shares available for stock grants. Since the provisions of the 1996 Plan call for its termination 10 years from the date of its adoption, as of February 9, 2007 the 1996 Plan terminated and we may no longer issue additional options or stock grants under the 1996 Plan. However, the termination of the 1996 Plan did not affect the validity of any Plan Options previously granted thereunder.

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

3)
On December 15, 2004, a majority of our shareholders voted to issue 270,047 Non-Plan options to certain executives, directors and other management in connection with the Onstream Merger, of which (i) 84,375 were cancelled on August 11, 2009 in exchange for the issuance of an equivalent number of 2007 Plan Options, (ii) 124,884 were cancelled on December 17, 2009 in exchange for the issuance of an equivalent number of 2007 Plan Options and (iii) 18,826 had expired as of September 30, 2010.

4)
During the fiscal years ended September 30, 2005 through 2010, we issued Non-Plan options to consultants in exchange for financial consulting and advisory services, 310,322 of which were still outstanding and fully vested as of September 30, 2010. These outstanding options are summarized below:

Issuance period	Number of shares	Exercise price per share	Expiration Date

Year ended September 30, 2010	125,000	$3.00 - $6.00	Aug 2013 - July 2014
Year ended September 30, 2009	25,000	$3.00	Aug 2013 - Sept 2014
Year ended September 30, 2008	41,667	$10.38 - $10.98	Oct 2011
Year ended September 30, 2007	104,364	$6.00 - $14.88	Oct 2010 – Mar 2012
Year ended September 30, 2006	14,291	$6.30	Mar 2011

Total common shares underlying Non-Plan consultant options as of September 30, 2010	310,322

We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after September 30, 2010 of approximately 145,000 unregistered shares and 300,000 options to purchase common shares at an exercise price of $1.50 per share. The options would include piggyback registration rights as well as cashless exercise rights starting one year after issuance until the options are registered.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate web communications and content management applications.  We had approximately 100 full time employees as of December 24, 2010, with operations organized in two main operating groups:

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

Recent Developments

A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. Except as otherwise indicated, all related amounts reported in our consolidated financial statements and in this 10-K, including common share quantities, convertible debenture conversion prices and exercise prices of options and warrants, have been retroactively adjusted for the effect of this reverse stock split.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with warrants to purchase 540,000 of our common shares.  In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received net proceeds of $873,750 from LPC in exchange for our issuance of the above shares and warrants. In accordance with the Purchase Agreement, LPC also committed to purchase, at our sole discretion, up to an additional 830,000 shares of our common stock in installments over the term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. During the period from October 13, 2010 through January 5, 2011 LPC purchased an additional 405,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $336,000.

From January through May 2010 we borrowed an aggregate of $1.0 million from four individual investors under the terms of unsecured subordinated convertible notes. Although the remaining principal balance of these notes was $714,000 as of September 30, 2010, $503,000 of this balance was satisfied by us on October 1, 2010 by the payment of cash and the issuance of common shares.  The remaining outstanding principal balance of $211,000 as of September 30, 2010 will require future principal payments of $13,000 per month through April 2011 plus a balloon payment of $120,000 in May 2011, although it may be accelerated by the holder under certain conditions.

On March 18, 2009, we terminated the Merger Agreement for the acquisition of Narrowstep, which Merger Agreement we had first entered into on May 29, 2008. The Merger Agreement could be terminated by either Onstream or Narrowstep at any time after November 30, 2008 provided that the terminating party was not responsible for the delay. On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we determined that Narrowstep had no basis in fact or in law for any claim and accordingly, this matter was not been reflected as a liability on our financial statements. On December 30, 2010 Narrowstep counsel advised the Court in writing that Narrowstep had reached an agreement in principle with us to dismiss their lawsuit with prejudice, provided that both parties executed a mutual release. Under this mutual release, which has been agreed to in principle by both parties but is still being finalized, no further actions will be filed against each other or affiliated parties in connection with this matter. This resolution of this matter will not have a material adverse impact on our future financial position or results of operations.

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

In addition to the above, on December 7, 2010, we received a letter from NASDAQ stating that we have 180 calendar days, or until June 6, 2011, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the preceding thirty consecutive business days. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the June 6, 2011 deadline. If we are not considered compliant by June 6, 2011, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and we provide written notice of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we will be granted an additional 180 calendar day compliance period. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.76 per share on December 23, 2010.

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

Results of Operations

Our consolidated net loss for the year ended September 30, 2010 was approximately $9.3 million ($1.20 loss per share) as compared to a loss of approximately $11.8 million ($1.63 loss per share) for the prior fiscal year, a decrease in our loss of approximately $2.6 million (22%). The decreased net loss was primarily due to compensation expense and depreciation and amortization expense for the year ended September 30, 2010 that were approximately $1.5 million lower and $1.3 million lower, respectively, than such expenses for the prior fiscal year. In addition, the $4.7 million charge for impairment of goodwill and other intangible assets in the current fiscal year was $800,000 lower than the $5.5 million charge for such item in the prior fiscal year. These items were partially offset by an increase in interest expense of approximately $725,000, or 111%, for the year ended September 30, 2010 as compared to the prior fiscal year.

The following table shows, for the periods presented, the percentage of revenue represented by items on our consolidated statements of operations.

	Years Ended September 30,
	2010	2009
Revenue:

DMSP and hosting	12.2%	10.1%
Webcasting	34.4	33.5
Audio and web conferencing	40.9	41.9
Network usage	11.2	11.8
Other	1.3	2.7
Total revenue	100.0%	100.0%

Cost of revenue:

DMSP and hosting	5.4%	3.3%
Webcasting	9.2	9.9
Audio and web conferencing	11.9	11.4
Network usage	4.8	5.1
Other	2.1	2.8
Total costs of revenue	33.4%	32.5%

Gross margin	66.6%	67.5%

Operating expenses:
Compensation	49.6%	57.9%
Professional fees	12.1	7.5
Other general and administrative	13.5	14.4
Write off deferred acquisition costs	-	3.0
Impairment loss on goodwill and other intangible assets	28.2	32.5
Depreciation and amortization	11.5	18.9
Total operating expenses	114.9%	134.2%

Loss from operations	(48.3)%	(66.7)%

Other expense, net:
Interest expense	(8.2)%	(3.9)%
Other income, net	0.9	0.6
Total other expense, net	(7.3)%	(3.3)%

Net loss	(55.6)%	(70.0)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the years ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent

Total revenue	$16,694,106	$16,926,953	$(232,847)	(1.4)%
Total costs of revenue	5,571,640	5,493,533	78,107	1.4%
Gross margin	11,122,466	11,433,420	(310,954)	(2.7)%

General and administrative expenses	12,554,774	13,507,867	(953,093)	(7.1)%
Write off deferred acquisition costs	-	504,738	(504,738)	(100.0)%
Impairment loss on goodwill and other intangible assets	4,700,000	5,500,000	(800,000)	(14.5)%
Depreciation and amortization	1,923,460	3,195,291	(1,271,831)	(39.8)%
Total operating expenses	19,178,234	22,707,896	(3,529,662)	(15.5)%

Loss from operations	(8,055,768)	(11,274,476)	(3,218,708)	(28.5)%

Other expense, net	(1,224,804)	(556,309)	668,495	120.2%

Net loss	$(9,280,572)	$(11,830,785)	$(2,550,213)	(21.6)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $16.7 million for the year ended September 30, 2010, a decrease of approximately $233,000 (1.4%) from the prior fiscal year, due to decreased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $8.8 million for the year ended September 30, 2010, a decrease of approximately $354,000 (3.8%) from the prior fiscal year. This decrease was primarily a result of decreased Infinite division revenues arising from the loss of a major customer during the fourth quarter of fiscal 2009, as well as decreased network usage service fees from the EDNet division, which decrease we believe resulted from a reduction in television and movie production activity in the current fiscal year in response to a general economic slow-down.

The number of minutes billed by the Infinite division was approximately 91.0 million for the year ended September 30, 2010, as compared to approximately 98.1 million minutes billed for the prior fiscal year. However, the average revenue per minute was approximately 7.6 cents for the year ended September 30, 2010, as compared to approximately 7.3 cents for the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis.

For some time the Infinite division sales force has been focusing on entering into agreements with organizations with resources to provide Infinite’s audio and web conferencing services to certain targeted groups. This included agreements with Proforma, a leading provider of graphic communications solutions, a reseller agreement with Copper Conferencing, a leading, carrier-class conferencing services provider for small and medium-sized businesses, a master agency agreement with Presidio Networked Solutions, a systems integrator and a collaboration with PeerPort to launch WebMeet Community, an integrated suite of virtual collaboration services. In March 2010 we announced the expansion of Infinite’s alliance with BT Conferencing by providing a jointly developed conferencing platform to Infinite’s reservationless client base. Although these relationships and initiatives are important as a basis for building future sales, in some cases there will be a lead time of a year or longer before they are reflected in actual recorded sales. Furthermore, we relatively recently reorganized the Infinite management and sales staff, which included the hiring of a new divisional president in June 2009.

 The revenues of the Audio and Web Conferencing Services Group for the three months ended September 30, 2010 were approximately $198,000 greater than those revenues for the corresponding fiscal 2009 quarter, with this increase almost entirely related to the Infinite division. We expect this trend to continue and accordingly we expect the fiscal 2011 revenues of the Audio and Web Conferencing Services Group (for the year as a whole) to exceed the fiscal 2010 amounts, although this increase cannot be assured.

Digital Media Services Group revenues were approximately $7.9 million for the year ended September 30, 2010, an increase of approximately $121,000 (1.6%) from the prior fiscal year. This increase was primarily due to an approximately $332,000 (19.4%) net increase in DMSP and hosting revenues over the prior fiscal year. This increase in DMSP and hosting revenues included (i) an approximately $254,000 increase in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division and (ii) an approximately $78,000 increase in the DMSP division’s revenues from its “Store and Stream” and “Streaming Publisher” products. This $332,000 increase was partially offset by an approximately $238,000 (82.3%) decrease in Smart Encoding division revenues for services other than hosting.

As of September 30, 2010, we had 354 monthly recurring subscribers to the “Store and Stream” and/or “Streaming Publisher” applications of the DMSP, which applications were developed as a focused interface for small to medium business (SMB) clients, as compared to 329 subscribers as of September 30, 2009. Including large DMSP hosting customers supported by our Smart Encoding Division, these customer counts were 364 and 345, respectively.

We expect this DMSP customer base to continue to grow, especially as a result of the launch of MP365 discussed below. In addition to the “Store and Stream” and “Streaming Publisher” applications of the DMSP, we are continuing to work with several entities assisting us in the deployment via the DMSP of enabling technologies necessary to create social networks with integrated professional and user generated multimedia content.

One of the key components of our March 2007 acquisition of Auction Video was the video ingestion and flash transcoder, already integrated into the DMSP as an integral component of the services offered to social network providers and other User Generated Video (UGV) applications. Auction Video’s technology may be used in various applications such as online Yellow Pages listings, delivering video to mobile phones, multi-level marketing and online newspaper classified advertisements, and can also provide for direct input from webcams and other imaging equipment. In addition, our Auction Video service was approved by eBay to provide video hosting services for eBay users and PowerSellers (high volume users of eBay). The Auction Video acquisition was another strategic step in providing a complete range of enabling, turnkey technologies for our clients to facilitate “video on the web” applications, which we believe will make the DMSP a more competitive option as an increasing number of companies look to enhance their web presence with digital rich media and social applications.

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPO on November 22, 2010 and the expected next step is our filing of an appeal brief with the USPO, which is due on January 22, 2011, although extensions for this filing are available until June 22, 2011 with the payment of additional fees. After our appeal brief is filed, the USPO would be expected to file a response and following that, a decision would be made by a three member panel, either based on the filings or a hearing if requested by us. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents. As a result of this technology plus other planned enhancements to the DMSP, the expected favorable impact of the recently launched MP365 and our increased sales and marketing focus on opportunities with social networks and other high-volume users of digital rich media, we expect the fiscal 2011 DMSP and hosting revenues (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, although such increase cannot be assured.

Webcasting revenues increased by approximately $71,000 (1.2%) for the year ended September 30, 2010 as compared to the prior fiscal year. We have historically experienced a seasonal decline in webcasting revenues during the fourth quarter, as compared to the preceding third quarter. However, the 18.1% decline in webcasting revenues for the fourth quarter of fiscal 2010, as compared to such revenues for the third quarter of fiscal 2010, was less than the 24.6% decline in webcasting revenues that we experienced during the fourth quarter of fiscal 2009, as compared to such revenues for the third quarter of fiscal 2009.

The number of webcasts produced, approximately 7,400 for the year ended September 30, 2010, was approximately equal to the number of webcasts for the prior fiscal year and the average revenue per webcast event of approximately $786 for the year ended September 30, 2010 was approximately equal to the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic.

In addition, we believe that the following factors will favorably impact our webcasting revenues for fiscal 2011:

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

We recognized aggregate revenues for the above government-related contracts of approximately $509,000 and $322,000 for the years ended September 30, 2010 and 2009, respectively, which represents a 58.1% increase. Our financial statements for these periods include webcasting revenues from government related business not included in these numbers, as these numbers only relate to the specific government related contracts that we have publicly announced, as listed above.

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

We have relatively recently completed several feature enhancements to our proprietary webcasting platform including a premium Flash webcasting service announced by us in November 2010 for the Google Android™ smartphone platform.  In addition to delivering webcasts to Android based mobile users, the new Flash-based webcasting solution enhances our traditional online webcasting service to existing clients as well as opens up a new market for us with enterprise customers.

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

•
Organizational changes - In October 2010, we announced Ari Kestin’s appointment as the Executive Vice President and General Manager of our Webcasting division. In his new role with the Webcasting division, Mr. Kestin will be responsible for all client-facing activities, sales and marketing, operations, partnerships, product and application development within the division. Mr. Kestin will also continue as President of the Infinite division, a position he has held since June 2009.

As a result of the above factors, we expect fiscal 2011 webcasting revenues (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, although such increase cannot be assured.

During fiscal 2009, we began the development of the MarketPlace365™ (MP365) platform, which enables the creation of on-line virtual marketplaces, trade shows and social communities, with the goal of generating business leads for our customers, the MP365 site promoters. There are currently four active MP365 promoter sites – SUBWAY (a private marketplace for internal use by SUBWAY vendors, franchisees and staff and the first site launched in July 2010), Home Service Expo (a general public accessible marketplace providing services for homeowners in the Dade, Broward and Palm Beach counties of Florida launched in November 2010), Green Light Expo (a general public accessible global products and services expo targeting all things green for lifestyle and business applications launched in November 2010) and ProActive Capital Forum (general public accessible and believed to be the first 24/7/365 financial tradeshow concentrating on companies in the life-sciences and  technology areas launched in November 2010). Fred DeLuca, co-founder and co-owner of SUBWAY and active in the management of that company, is one of our major shareholders and also controls Rockridge Capital Holdings, LLC, an entity to which we owe approximately $1.5 million as of September 30, 2010 and which debt is convertible into shares of our common stock under certain conditions. The promoter of Green Light Expo’s MP365 site is also affiliated with SUBWAY.

In addition to the four active marketplaces, we have signed MP365 promoter contracts for another 18 marketplaces, several of which we expect will launch and become active in the coming weeks and months. In addition, we have entered into several MP365 agent agreements, including the following:

•
In December 2009, we announced an agreement with the Tarsus Group plc (“Tarsus”) for them to market MP365 to Tarsus' more than 19,000 trade shows and 2,000 suppliers that are part of their Trade Show News Network (“TSNN”), a leading online resource for the trade show, exhibition and event industry.

•	In February 2010, we announced an agreement with the Trade Show Exhibitors Association (“TSEA”) for them to market MP365 to TSEA’s members, vendors and sponsors.

•
In April 2010, we announced an agreement with AMC Institute, to provide MP365, as well as our full suite of digital media and communications services, to the organization’s 150 association management company members who represent over 1,500 associations throughout the U.S., Canada, Europe and Asia.

•
In May 2010, we announced an MP365 agent agreement with Conventions.net, which has thousands of industry suppliers in over 150 categories and plans to showcase the MP365 platform through its website and other marketing vehicles.

We will charge each promoter a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace, but we also expect to recognize additional revenue beyond these exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing. Special pricing and payment terms have been granted to SUBWAY and may be granted to other MP365 promoters, particularly during the initial stages of introducing the MP365 platform. Once we are past the initial introductory stage and as the process of launching MP365 sites continues, we expect that revenues from MP365 will begin to be a meaningful part of our overall operating results. However, the attainment of any revenue from a MP365 marketplace or promoter contract will be subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured.

Due to the anticipated increases in webcasting and DMSP and hosting revenues, as well as our anticipation of meaningful revenues in fiscal 2011 from the recently launched MP365 platform, all as discussed above, we expect the fiscal 2011 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, although such increase cannot be assured.

Consolidated gross margin was approximately $11.1 million for the year ended September 30, 2010, a decrease of approximately $311,000 (2.7%) from the prior fiscal year. This decrease was due to approximately $369,000 less gross margin from the Audio and Web Conferencing Services Group, corresponding to the $354000 decrease in Audio and Web Conferencing Services Group revenues as discussed above, as well as decreased gross margin percentage on those revenues from 69.2% to 67.8%. Primary reasons for this decreased gross margin percentage were (i) certain costs related to providing webconferencing services that are generally fixed to us and do not vary with utilization (ii) increased costs from purchasing additional “overflow” operating capacity from third parties and (iii) decreases in our per minute charges to certain customers deemed necessary in order to respond to competition. The consolidated gross margin percentage was 66.6% for the year ended September 30, 2010, versus 67.5% for the prior fiscal year.

Based on our expectation that the fiscal 2011 revenues of both the Audio and Web Conferencing Services Group and the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2011 (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, although such increase cannot be assured. However, it is possible that gross margin as a percentage of the related revenue for fiscal year 2011 may be lower than such percentage for fiscal year 2010, since (i) we expect continued price pressure in fiscal 2011, as compared to fiscal 2010, arising from competition in all of our major product lines and (ii) it is possible that the Infinite division’s cost of sales, on a per-minute basis, may increase in fiscal 2011, as compared to fiscal 2010, in order for us to attract larger customers by increasing the reliability of the subcontractors supporting our service offerings.

Operating Expenses

Consolidated operating expenses were approximately $19.2 million for the year ended September 30, 2010, a decrease of approximately $3.5 million (15.5%) from the prior fiscal year, primarily because compensation expense and depreciation and amortization expense each decreased by approximately $1.5 million and $1.3 million, respectively, for the year ended September 30, 2010, as compared to those expenses for the prior fiscal year. In addition, the $4.7 million charge for impairment of goodwill and other intangible assets in the current fiscal year was $800,000 lower than the $5.5 million charge for such item in the prior fiscal year and we recorded an approximately $540,000 charge for the write off of deferred acquisition costs for the year ended September 30, 2009 versus no such expense in the current fiscal year. This write-off related to the terminated Narrowstep acquisition, which is discussed in more detail in Item 3 of Part I of this 10-K.

The decrease in compensation expense for the year ended September 30, 2010 of approximately $1.5 million was 15.6% of that expense for the prior fiscal year. Effective October 1, 2009, a significant portion of our workforce, including all of management, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). This action, as well as payroll cost reduction actions we took primarily during February and March 2009, continued in 2010 resulting in compensation expense reductions of approximately $1.3 million for fiscal 2010, as compared to fiscal 2009, and are therefore the primary reason for the decreased compensation expense during fiscal 2010.

The decrease in depreciation and amortization expense for the year ended September 30, 2010 of approximately $1.3 million was 39.8% of that expense for the prior fiscal year. This decrease is primarily due to (i) reduced depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes and (ii) reduced amortization expense related to certain intangible assets as a result of the impairment losses we recorded during the year ended September 30, 2010 and the year ended September 30, 2009, which were recorded as a reduction of the historical depreciable cost basis of those assets as of those dates.

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

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2008. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of the assets of EDNet as of that date. Although the first step of the two step testing process of the assets of Acquired Onstream and Infinite preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the year ended September 30, 2009. This $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

We also performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $3.1 million for the year ended September 30, 2010.

As the result of the decline in the price of our common stock from $1.86 per share as of March 31, 2010 to $1.03 as of June 30, 2010, it appeared that our market value (after certain adjustments as discussed above) was probably less than our net book value as of June 30, 2010. However, we concluded that the decline in market value as of June 30, 2010 was not of sufficient duration nor was it otherwise indicative of a triggering event that would require an interim impairment review. However, this decline continued after June 30, 2010 and resulted in a common stock price of $1.04 as of September 30, 2010 and $0.76 as of December 23, 2010.  As a result, we determined that it was appropriate for us to evaluate whether our goodwill and other intangible assets were impaired as of September 30, 2010.

We performed impairment tests on Infinite, EDNet and Acquired Onstream as of September 30, 2010, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Infinite or EDNet as of that date. However, we determined that Acquired Onstream’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and as discussed above, in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $1.6 million, which combined with the adjustment described above, resulted in a total impairment expense of $4.7 million  for the year ended September 30, 2010.

The valuations of Infinite, EDNet and Acquired Onstream incorporate our management’s estimates of future sales and operating income, which estimates in the cases of Infinite and Acquired Onstream are dependent on products (audio and web conferencing and the DMSP, respectively) from which significant sales and/or sales increases may be required to support that valuation. Furthermore, even if our market value were to exceed our net book value in the future, annual reviews for impairment in future periods may result in future periodic write-downs.  Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

Since we do not expect continued material reductions in compensation expense or depreciation and amortization expense in fiscal 2011 as compared to fiscal 2010, we expect our consolidated operating expenses for fiscal year 2011 to be approximately equal to the corresponding prior year amounts (excluding any reduction arising from fiscal 2011 reductions in goodwill impairment charges as compared to those costs in fiscal 2010), although this cannot be assured.

Other Expense

Other expense of approximately $1.2 million for the year ended September 30, 2010 represented an approximately $669,000 (120.2%) increase as compared to the prior fiscal year. This additional expense was primarily related to an increase in interest expense of approximately $725,000, arising from a much higher level of interest bearing debt, as well as increased effective interest rates, for the year ended September 30, 2010 as compared to the year ended September 30, 2009.

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

In addition to the above, we have received cash proceeds from interest-bearing financing activities, net of repayments, of another approximately $933,000 during the year ended September 30, 2010. Approximately $714,000 of these cash proceeds relate to additional borrowings aggregating $1.0 million ($250,000 under the Greenberg Note in January 2010, $500,000 under the Wilmington Notes in February 2010 and $250,000 under the Lehmann Note in May 2010) less $286,000 of principal payments against those notes. The effective interest rates on these notes range from 50.7% to 83.9% per annum, with a weighted average rate of 73.9% per annum.

In addition to the increases in our outstanding debt as noted above, the Line was amended in December 2009 and as a result the interest rate modified to be 13.5% per annum, adjusted for future changes in the prime rate, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The interest rate at the time of the amendment was 14.25% per annum (prime rate plus 11%) but there was no monitoring fee. Based on the outstanding balance of approximately $1.6 million under the Line as of September 30, 2010, the amended terms would represent increased interest expense, including the monitoring fee, of approximately $40,000 per year.

As a result of the January 2011 renegotiation of the terms of the $200,000 CCJ Note, including related changes to Series A-13 Preferred also held by CCJ, the effective interest rate on the CCJ Note increased from 47.4% per annum to approximately 78.5% per annum – see the discussion of Liquidity and Capital Resources below for details.

Although a significant portion of the remaining outstanding balance due on the borrowings made during fiscal 2010 was repaid on October 1, 2010 using proceeds from non-interest bearing equity financing, based on the remaining outstanding interest-bearing portion of that debt, the increased interest rate on the Line that was not effective for the entirety of fiscal 2010, the increased effective interest rate on the CCJ Note from January 2011 and potential further borrowings in fiscal 2011 in order to address our working capital deficit, we anticipate our interest expense during fiscal 2011 to at least be equal to, or potentially greater than, that expense for fiscal 2010.

Liquidity and Capital Resources

Our financial statements for the year ended September 30, 2010 reflect a net loss of approximately $9.3 million and cash used in operations for that period of approximately $197,000. Although we had cash of approximately $825,000 at September 30, 2010, our working capital was a deficit of approximately $3.6 million at that date.

During the year ended September 30, 2010, we obtained financing from four primary sources – (i) the sale of our common and preferred stock under the terms of the LPC Purchase Agreement, discussed in more detail below and which resulted in net cash proceeds of approximately $824,000 during the period (ii) the unsecured subordinated convertible Greenberg Note, Wilmington Notes and Lehmann Note, under which we borrowed an aggregate of $714,000 (net of repayments) during the period, (iii) the Line, collateralized by our accounts receivable, under which we borrowed approximately $255,000 (net of repayments) during the period and (iv) the Rockridge Note, collateralized by all our assets not pledged under the Line, under which we borrowed approximately $170,000 (net of repayments) during the period.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with warrants to purchase 540,000 of our common shares.  In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received net proceeds of $873,750 from LPC in exchange for our issuance of the above shares and warrants. After deducting legal, accounting and other out-of-pocket costs incurred by us in connection with this transaction, the net cash proceeds were $824,044.

During the period from October 13, 2010 through January 5, 2011 LPC purchased an additional 405,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $336,000.  LPC has also committed to purchase, at our sole discretion, up to an additional 425,000 shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share.

In addition, we have agreed to use our best efforts to get, within 190 days from the date of the Purchase Agreement, shareholder approval to sell up to an additional 1,900,000 of our common shares to LPC, which upon such approval LPC has agreed to purchase, at our sole discretion and subject to the same restrictions and conditions in the Purchase Agreement.

The Purchase Agreement has a term of 25 months but may be terminated by us at any time after the first year at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

The shares of common stock sold and issued under the Purchase Agreement and the shares of common stock issuable upon conversion of Series A-14, were sold and issued pursuant to a prospectus supplement filed by us on September 24, 2010 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 1.6 million shares from our Shelf Registration.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, dated September 17, 2010, under which we agreed, among other things, to use our best efforts to keep the registration statement effective until the maturity date as defined in the Purchase Agreement and to indemnify LPC for certain liabilities in connection with the sale of the securities.

From January through May 2010 we issued the unsecured subordinated convertible Greenberg Note, Wilmington Notes and Lehmann Note, for aggregate gross proceeds of $1.0 million, as discussed above. The remaining principal balance of the Greenberg and Wilmington Notes, representing $750,000 in original borrowing, was $503,000 as of September 30, 2010. This $503,000 balance, as well as all accrued but unpaid interest, was satisfied by us on October 1, 2010 with cash payments aggregating $400,000 plus the issuance of 137,901 unregistered common shares.  The effective rate of the Greenberg Note was initially calculated to be approximately 50.7% per annum, assuming a one year loan term. The effective rate of the Wilmington Notes was initially calculated to be approximately 83.9% per annum, assuming a six month loan term and excluding the finder’s fees payable by us to a third party in cash and equal to 7% of the borrowed amount.

The Lehmann Note, an unsecured subordinated convertible note under which we borrowed $250,000 in May 2010, is repayable in principal installments of $13,000 per month beginning July 3, 2010, with the final payment on May 3, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Lehmann Note is convertible into common stock at Lehmann’s option based on our closing share price on the funding date of the Lehmann Note, which was $2.04. $250,000 of the amount we borrowed under the Wilmington Notes in February 2010 came from Lehmann.

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

The effective rate of the Lehmann Note is approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees payable by us to a third party in cash and equal to 7% of the borrowed amount.

We may prepay the Lehmann Note at any time with ten days notice, provided that Lehmann may convert the outstanding balance to common shares during such ten day period. If we successfully conclude a financing of debt or equity in excess of $1,000,000 during the term of the Lehmann Note, the proceeds of such financing will be used to pay off the remaining balance of the Lehmann Note. Although the aggregate gross proceeds from the sale of common and preferred shares under the LPC Purchase Agreement exceeded $1,000,000 as of November 3, 2010, our position is that the sale of shares in October, November and December 2010 were separate financings from the initial sale of shares in September 2010 and since none of those financings were in excess of $1,000,000, early repayment of the Lehmann Note is not required. In the event of a default, uncured after the notice provisions in the note, we will be obligated to pay Lehmann an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares.

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.6 million as of December 23, 2010) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, but no later than December 2011, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

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

The Rockridge Note, which had an outstanding principal balance of approximately $1.5 million at September 30, 2010, is repayable in equal monthly installments of $41,409 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable at the Maturity Date and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. Upon notice from Rockridge at any time prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of ONSM common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of ONSM common stock. The above conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.

The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 366,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share.

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

We are currently obligated under convertible Equipment Notes with a face value of $1.0 million which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On November 11, 2009, we elected to issue 34,920 unregistered shares of our common stock to the Investors in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2009 through October 2009, which was recorded as interest expense of $67,040 on our books, based on the fair value of those shares on the issuance date. On April 30, 2010, we elected to issue 44,369 unregistered common shares to the Investors in lieu of $59,507 cash interest on these Equipment Notes for November 2009 through April 2010, which was recorded as interest expense of $92,288 on our books, based on the fair value of those shares on the issuance date. On December 2, 2010, we elected to issue 76,769 unregistered shares of our common stock to the Investors in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2010 through October 2010, which was recorded as interest expense of $73,698 on our books, based on the fair value of those shares on the issuance date.

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

During August 2009, CCJ Trust (“CCJ”) remitted $200,000 to us as a short term advance bearing interest at 0.022% per day (equivalent to approximately 8% per annum) until the date of repayment or unless the parties mutually agreed to another financing transaction(s) prior to repayment. This advance was included in accounts payable on our September 30, 2009 balance sheet. On December 29, 2009, we entered into an agreement with CCJ whereby accrued interest through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity (the “CCJ Note”) although none of those payments were subsequently made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. This amendment also called for our cash payment of the previously accrued interest in the amount of $16,263 on or before January 31, 2011. The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation).

In conjunction with and in consideration of the December 2009 note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 175,000 ONSM common shares at $3.00 per share. In conjunction with and in consideration of the January 2011 note amendment, it was agreed that certain terms of the 35,000 shares of Series A-13 held by CCJ at that date would be modified.

The effective interest rate of the CCJ Note prior to the January 2011 amendment was approximately 47.4% per annum, including the Black-Scholes value of the warrants plus the value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. Following the January 2011 amendment, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, to reflect the value of the increased value of common shares underlying the Series A-13 shares as a result of the modified terms as well as the increase in the periodic cash interest rate from 8% to 10% per annum. The effective rate of 78.5% per annum also includes 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms.

Projected capital expenditures for the twelve months ended September 30, 2011 total approximately $1.3 million which includes software and hardware upgrades to the DMSP, the webcasting system (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the introduction and establishment of the MarketPlace365 platform. This total includes at least $550,000 of projected capital expenditures which we have determined may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations. This total excludes approximately $270,000 reflected by us as accounts payable at September 30, 2010, primarily representing amounts that are presently the subject of litigation and which will not be reflected as capital expenditures in our cash flow statement until paid.

We have estimated that we would require an approximately 7-8% increase in our consolidated revenues, as compared to our revenues for the twelve months ended September 30, 2010, in order to adequately fund our anticipated operating cash expenditures for the next twelve months (including cash interest expense and a basic level of capital expenditures).  Due to seasonality, this increase would be accomplished if we were to achieve average revenues over the next four quarters equivalent to the revenues for the third quarter of fiscal 2010. We have estimated that, in addition to this revenue increase, we will also require additional debt or equity financing of approximately $1.5 to $2.0 million (in addition to recent sales of common and preferred shares discussed above) over the next twelve months to satisfy principal repayments due against existing debt (other than debt repaid from the proceeds of recent sales of common and preferred shares discussed below) as well as past due trade payables that we believe are necessary to pay to continue our operations. However, approximately $1.0 million of this $1.5 to $2.0 million would not be required until June 2011.

If we were to achieve revenue increases in excess of this 7-8%, or if any of our lenders elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $1.5 to $2.0 million. However, if we did not achieve these revenue increases, or if our operating expenses, cash interest or capital expenditures were higher than anticipated over the next twelve months, the required financing could be greater than this $1.5 to $2.0 million.

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

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. In connection with the LPC Purchase Agreement 1.6 million common shares (including shares issuable upon conversion of preferred shares) were included in a prospectus supplement filed by us on September 17, 2010 with the SEC as a takedown under the Shelf Registration. However, there is no assurance that we will sell additional shares to LPC under the Purchase Agreement or that we will sell additional shares under the Shelf Registration, or if we do make such sales what the timing or proceeds will be. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval.

On January 4, 2011, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”) irrevocably agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2011, aggregate cash funding of up to $500,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation on our part to accept such funding on these terms and is not expected by us to be exercised. The cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2012 and (b) our issuance of 1 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, this Funding Letter will be terminated.

We have incurred losses since our inception, and have an accumulated deficit of approximately $123.4 million as of September 30, 2010. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. Other than working capital which may become available to us from further borrowing or sales of equity (including but not limited to proceeds from the LPC Purchase Agreement, Shelf Registration or Funding Letter, as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is likely that we will need to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity under the LPC Purchase Agreement, the Shelf Registration or otherwise and/or that we will be able to borrow further funds under the Funding Letter or otherwise and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow.

Cash used in operating activities was approximately $197,000 for the year ended September 30, 2010, as compared to approximately $322,000 provided by operations for the prior fiscal year. The $197,000 reflects our net loss of approximately $9.3 million, reduced by approximately $9.1 million of non-cash expenses included in that loss and reduced by approximately $14,000 arising from a net decrease in non-cash working capital items during the period. The net decrease in non-cash working capital items for the year ended September 30, 2010 is primarily due to an approximately $715,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers, offset by an approximately $768,000 increase in accounts receivable. This compares to a net decrease in non-cash working capital items of approximately $1.0 million for the corresponding period of the prior fiscal year, primarily due to an approximately $940,000 increase in accounts payable, accrued liabilities amounts due to directors and officers. The primary non-cash expenses included in our loss for the year ended September 30, 2010 were $4.7 million arising from a charge for impairment of goodwill and other intangible assets, approximately $1.9 million of depreciation and amortization, approximately $816,000 of employee compensation expense arising from the issuance of stock and options and approximately $796,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $1.3 million for the year ended September 30, 2010 as compared to approximately $1.4 million for the prior fiscal year. Current and prior period investing activities primarily related to the acquisition of property and equipment.

Cash provided by financing activities was approximately $1.8 million for the year ended September 30, 2010 as compared to approximately $1.0 million for the prior fiscal year. Current and prior year financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments. The current year also included proceeds from the sale of common stock and A-14 preferred shares and the prior year also included proceeds from the sale of A-12 preferred shares.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $13.7 million at September 30, 2010, representing approximately 66% of our total assets and approximately 117% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2010 includes approximately $2.0 million (net of depreciation) related to the DMSP and other capitalized internal use software, representing approximately 10% of our total assets and approximately 17% of the book value of shareholder equity.

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

As the result of a recent decline in the price of our common stock from $1.04 per share as of September 30, 2010 to $0.76 per share as of December 23, 2010, it appears that our market value (after certain adjustments as discussed above) may be less than our net book value as of December 31, 2010. If the price of our common stock and our market value were to remain at the same levels, or decline, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising either from an interim impairment review as of December 31, 2010 or from our next scheduled recurring annual impairment review, as of September 30, 2011. We will closely monitor and evaluate all such factors as of December 31, 2010 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

ITEM 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-63, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 1, 2010, Goldstein Lewin & Co. (“Goldstein Lewin”), our independent certifying accountant and the principal accountant engaged to audit our September 30, 2009 financial statements, consummated a sale of its attest practice (the “Accounting Firm Transaction”) to Mayer Hoffman McCann P.C. (“MHM”).  As a result, the Audit Committee of our Board of Directors has engaged MHM to serve as our new independent certifying accountant with respect to our September 30, 2010 financial statements.

The audit report of Goldstein Lewin on our financial statements for the fiscal year ended September 30, 2009 expressed an unqualified opinion.  Such audit report did not contain an adverse opinion or disclaimer of opinion or qualification.  During our two most recent fiscal years ending September 30, 2009 and the period thereafter through the date of the Accounting Firm Transaction, there were no disagreements with Goldstein Lewin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Goldstein Lewin, would have caused such entity to make reference to such disagreements in its reports.  During our two most recent fiscal years ending September 30, 2009 and through the date of the Accounting Firm Transaction, no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K) occurred that would be required by Item 304(a)(1)(v) to be disclosed in this report.

During our two most recent fiscal years ending September 30, 2009 and the period thereafter through the date of the Accounting Firm Transaction, neither we, nor anyone on our behalf, consulted MHM regarding:  (i) the application of accounting principles to a specific completed or proposed transaction; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Rule 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Act of 1933, as amended) or a reportable event (as defined in Rule 304(a)(1)(v) of Regulation S-K).

ITEM 9A (T).    CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective.

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

As required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer and was based on the criteria set forth in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the operating effectiveness of controls. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's internal control over financial reporting is effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name	Age	Position

Randy S. Selman	54	Chairman of the Board, President and Chief Executive Officer
Alan M. Saperstein	51	Director and Chief Operating Officer
Robert E. Tomlinson	53	Senior Vice President and Chief Financial Officer
Clifford Friedland	59	Senior Vice President Business Development
David Glassman	59	Senior Vice President and Chief Marketing Officer
Charles C. Johnston (1)(2)(3)	75	Director
Carl L. Silva (1)(2)(3)(4)	47	Director
Leon Nowalsky (2)(3)	49	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Governance and Nominating Committee.
(4)	Member of the Finance Committee.

Randy S. Selman. Mr. Selman has served as our Chairman of the Board, President and Chief Executive Officer since our inception in May 1993 and, from September 1996 through June 1999 and from August 1, 2004 through December 15, 2004, has also been our Chief Financial Officer.  From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (NASDAQ:SKTC), a software development company. SKTC developed and marketed software for point-of-sale with complete back office functions such as inventory, sales analysis and communications.  Mr. Selman founded SKTC in 1985 and was involved in their initial public offering in 1989.  Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Selman should currently serve as a director, in light of our business and structure, are as follows: executive management, sales and software development industry experience with SKTC and executive management and public and investor relations experience with ONSM.

Alan M. Saperstein.  Mr. Saperstein has served as our Executive Vice President and a director since our inception in May 1993, and has also been our Chief Operating Officer since December 2004. From March 1989 until May 1993, Mr. Saperstein was a free-lance producer of video film projects.  Mr. Saperstein has provided consulting services for corporations that have set up their own sales and training video departments.  From 1983 through 1989, Mr. Saperstein was the Executive Director/Entertainment Division of NFL Films where he was responsible for supervision of all projects, budgets, screenings and staffing.

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Saperstein should currently serve as a director, in light of our business and structure, are as follows: video and film industry experience with NFL Films and executive management and webcasting and digital media operations experience with ONSM.

Robert E. Tomlinson. On December 15, 2004 Mr. Tomlinson was appointed as our Chief Financial Officer.  Mr. Tomlinson joined us as Vice President-Finance in September 2004. Mr. Tomlinson started his financial and accounting career in 1977 with the international accounting firm of Price Waterhouse. In 1982 he left that firm to join Embraer, an international aircraft manufacturing and support firm, at their U.S. subsidiary in Fort Lauderdale, Florida, where he managed all financial functions and eventually was named Senior Vice President-Finance and a member of the U.S. firm’s Board of Directors. Mr. Tomlinson left Embraer in 1994 and joined staffing and human resource firm OutSource International, serving as its Chief Financial Officer and helping to take the company public in 1997. Mr. Tomlinson's areas of responsibility at OutSource International included corporate accounting, treasury and risk management. From when he left OutSource International in February 2000 until 2002 he worked as an independent certified public accountant, focusing on accounting and tax services to corporations. From 2002 until joining us, Mr. Tomlinson served as CFO for Total Travel and Tickets, a Fort Lauderdale based ticket broker.  Mr. Tomlinson has held an active Certified Public Accountant license since 1978.

Clifford Friedland. Mr. Friedland was appointed as a member of our Board of Directors in December 2004.  He continued as a board member until his resignation from the board in June 2010, although he continued as Senior Vice President, Business Development. Mr. Friedland’s voluntary resignation was to restore our board to the required majority of independent members, following the death of another board member. He served as Chairman, CEO and co-founder of Acquired Onstream from June 2001 until joining our company. Mr. Friedland was Vice President of Business Development and co-founder of TelePlace, Inc., a developer and owner of internet data centers and central offices from December 1999 to May 2001. Mr. Friedland was co-founder, Chairman and co-CEO of Long Distance International, Inc., one of the first competitive European telephone operators from May 1993 to December 1999. Mr. Friedland was President of Clifford Friedland Inc., a technology consulting firm, from January 1991 to April 1993. Mr. Friedland was a Director and co-founder of Action Pay-Per-View, a pay per view cable channel from January 1988 to December 1990. Mr. Friedland was President and co-founder of Long Distance America, one of the first competitive long distance operators after the breakup of AT&T from June 1984 to December 1987. Mr. Friedland was Vice President and co-founder of United States Satellite Systems, Inc., an FCC licensed builder and operator of geosynchronous communications satellites from April 1981 until December 1983. Mr. Friedland was Director and co-founder of United Satellite Communications, Inc., the world’s first direct-to-home satellite network from April 1981 until May 1984.

David Glassman. Mr. Glassman has served as our Chief Marketing Officer since December 2004. He served as Vice Chairman, President and co-founder of Acquired Onstream from June 2001 until joining our company. Mr. Glassman was Vice President of Marketing and co-founder of TelePlace, Inc., a developer and owner of internet data centers and central offices from December 1999 to May 2001. Mr. Glassman was co-founder, Vice Chairman and Co-CEO of Long Distance International, Inc., one of the first competitive European telephone operators from May 1993 to December 1999. Mr. Glassman was an independent technology consultant from January 1988 to April 1993, with a client list that included Action Pay Per View. Mr. Glassman was President and co-founder of Long Distance America, one of the first competitive long distance operators after the breakup of AT&T from January 1984 to December 1987. Mr. Glassman was a communications consultant from January 1981 to January 1984 providing services to United States Satellite Systems Inc. and United Satellite Communications Inc. Mr. Glassman was co-founder and director of All American Hero, Inc., a fast food franchisor, from January 1981 until December 1986.

Charles C. Johnston. Mr. Johnston has been a member of our Board of Directors since April 2003 and serves on our Audit (as Chairman), Compensation and Governance and Nominating Committees. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company, since July 1993. Mr. Johnston has also served as Chairman of Inshore Technologies, a private company, since 1994 and J&C Resources, a private company, since 1987. Mr. Johnston has been a member of the board of directors of AuthentiDate Holding Company (Nasdaq National Market: ADAT), Internet Commerce Corporation (Nasdaq National Market: ICCA), McData Corporation (Nasdaq National Market: MCDT), Grumman Corporation and Teleglobe Corporation. Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute, where he earned his Bachelor of Science degree.

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Johnston should currently serve as a director, in light of our business and structure, are as follows: management and board experience at public technology-oriented companies (ADAT, ICCA, MCDT, Grumman, Teleglobe) and management experience in other technology-oriented firms (Ventex, Inshore).

Carl Silva.  Mr. Silva, who has been a member of our Board of Directors since July 2006, serves on our Audit, Compensation (as Chairman), Governance and Nominating and Finance Committees. Mr. Silva has over 25 years of experience in the telecommunications and high tech industry, and he has held a variety of positions in business development, sales, marketing, software engineering, and systems engineering during this time. Mr. Silva is currently Chief Scientist and VP of Technology for Nexaira Wireless, Inc. (NXWI.OB), a 3G/4G Router company. Prior to this Mr. Silva was CEO of Conigen Business Systems, Inc. (NASDAQ: CNGW), a managed service provider for small to mid-size businesses for Voice over IP and high speed Internet. In May 2003, Mr. Silva started Anza Borrego Partners (ABP) as a management consulting firm designed to support entrepreneurs in the growth of their businesses.  Mr. Silva was Senior Vice-President for SAIC’s Converged Network Professional services organization from July 1998 to May 2003.  From September 1994 to June 1998, he was with Telcordia Technologies (formerly Bell Communications Research, or Bellcore), where he implemented the first VoIP softswitch in the cable industry.

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Silva should currently serve as a director, in light of our business and structure, are as follows: over 25 years of experience in the telecommunications and high tech industry, most notably at Nexaira, Conigen and SAIC.

Leon Nowalsky.  Mr. Nowalsky was appointed a member of our Board of Directors in December 2007 and serves on our Compensation and Governance and Nominating (as Chairman) Committees. Mr. Nowalsky, a partner in the New Orleans-based law firm of Nowalsky, Bronston & Gothard APLLC (NBG), possesses over 20 years experience in the field of telecommunications law and regulation. Mr. Nowalsky presently is a founder and board member of Thermo Credit, LLC, a specialty finance company for the telecommunications industry and J.C. Dupont, Inc., a Louisiana based oil and gas concern. Mr. Nowalsky has been general counsel for Telemarketing Communications of America, Inc., (“TMC”), as well as lead counsel in TMC’s mergers and acquisitions program, and following TMC’s acquisition by a wholly owned subsidiary of Advanced Telecommunications Corporation, Mr. Nowalsky served as ATC’s chief regulatory counsel as well as interim general counsel.  In 1990, Mr. Nowalsky left ATC to set up a private law practice specializing in telecommunications regulatory matters, mergers and acquisitions and corporate law, which later expanded to become NBG. Mr. Nowalsky has previously served as a director of the following companies: Network Long Distance, Inc., a long distance company which was acquired by IXC Communications; RFC Capital Corp., a specialty finance company dedicated exclusively to the telecommunications industry which was purchased in 1999 by TFC Financial Corp., a division of Textron (NYSE:TXT); and New South Communications, a facilities-based competitive local exchange carrier which merged to form NUVOX, which was subsequently acquired by Windstream; W2Com, LLC, a video conferencing and distance learning provider which was acquired by Arel Communications & Software, Ltd. (NASDAQ: ARLC).

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Nowalsky should currently serve as a director, in light of our business and structure, are as follows: over 20 years experience in the field of telecommunications law and regulation, most notably at TMC and ATC, as well his currently active private law practice specializing in telecommunications regulatory matters, mergers and acquisitions and corporate law.

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

Expansion of our Board of Directors

 Our bylaws provide that the number of directors shall be no less than two and no more than nine. Our Board of Directors currently consists of five directors.

Director Compensation Table

The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2010:

CHANGE IN
PENSION VALUE
	FEES EARNED			NON-EQUITY	AND NONQUALIFIED
	OR PAID IN	STOCK	OPTION	INCENTIVE PLAN	DEFERRED	ALL OTHER	TOTAL
	CASH	AWARDS	AWARDS	COMPENSATION	COMPENSATION	COMPENSATION	COMPENSATION
NAME	($) (1)	($)	($) (3)	($)	EARNINGS ($)	($)	($)

Robert J. Wussler (4)	$ 10,208	-0-	$ 29,972(2)	-0-	-0-	-0-	$ 40,180
Charles C. Johnston (4)	$ 15,000	-0-	$ 29,972(2)	-0-	-0-	-0-	$ 44,972
Carl L. Silva (4)	$ 15,000	-0-	-0-	-0-	-0-	-0-	$ 15,000
Leon Nowalsky (4)	$ 15,000	-0-	-0-	-0-	-0-	-0-	$ 15,000

1)
Directors who are not our employees received $3,750 per quarter as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings. Mr. Wussler passed away on June 5, 2010 and his services as a director were paid for through that date.

2)
In December 2004, and in connection with the Onstream Merger, Messrs. Wussler and Johnston each received immediately exercisable five-year Non-Plan options to purchase 16,667 shares of our common stock with an exercise price of $9.42 per share (fair market value on the date of issuance). On August 11, 2009, our Compensation Committee granted 13,352 fully vested five-year Plan Options (6,676 each) to Messrs. Wussler and Johnston in exchange for the cancellation of an equivalent number of these Non-Plan Options held by them and expiring in December 2009, with no change in the exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash professional fee (director compensation) expense of approximately $12,760 ($6,380 each) for the year ended September 30, 2009, which represented the full valuation of the related options using the Black-Scholes model. On December 17, 2009, our Compensation Committee granted 19,982 fully vested five-year Plan Options (9,991 each) to Messrs. Wussler and Johnston in exchange for the cancellation of an equivalent number of these Non-Plan Options held by them and expiring in December 2009, with no change in the exercise price, which was in excess of the market value of an ONSM share as of the grant date. As a result of this cancellation and the corresponding issuance, we recognized non-cash professional fee (director compensation) expense of approximately $59,944 ($29,972 each) for the year ended September 30, 2010, which represented the full valuation of the related options using the Black-Scholes model.

No other options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2010.

3)
From time to time we issue the members of our Board of Directors options to purchase shares of our common stock as compensation for their services as directors. At September 30, 2010 members of our Board of Directors (excluding those who are Named Executive Officers) held outstanding options to purchase an aggregate of 33,333 shares of our common stock at prices ranging from $4.26 to $9.42 per share. In addition to the 16,667 options held by Mr. Johnston as discussed above, 16,666 options are still held as follows:

Mr. Johnston holds immediately exercisable five-year Plan options to purchase 8,333 shares of our common stock with an exercise price of $4.26 per share (above fair market value on the date of issuance), issued to him in September 2006.

Mr. Leon Nowalsky holds immediately exercisable four-year Plan options to purchase 8,333 shares of our common stock with an exercise price of $6.00 per share (above fair market value on the date of issuance), granted to him in December 2007 to upon his initial appointment to our Board of Directors.

4)
In addition to the allocation of a percentage of the Company Sale Price to the Executives, as discussed in Item 11 - Executive Compensation below, on August 11, 2009 our Compensation Committee determined that an additional two percent (2.0%) of the Company Sale Price would be allocated, on the same terms, to the then four outside members of our Board of Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee. On June 5, 2010, one of the four outside Directors passed away and we are still in the process of evaluating independent candidates to fill the resulting Board vacancy.

Board of Directors Meetings and Committees

The Board of Directors meets regularly (in-person and/or by telephone conference) during the year to review matters affecting us and to act on matters requiring Board approval and it also holds special meetings whenever circumstances require. In addition, it may act by written consent. During the fiscal year ended September 30, 2010, there were nine meetings of the Board, and the Board took action eleven times by written consent. The Board of Directors has four standing committees as discussed below and may, from time to time, establish additional committees.

Board leadership structure and role in risk oversight

The Board’s leadership structure combines the positions of chairman and CEO, which we have determined to be appropriate, given our specific characteristics and circumstances. In particular, our chairman and CEO is able to utilize the in-depth focus and perspective as a company co-founder and his practical experience gained during several years of running the company since its founding to effectively and efficiently guide the Board. The Board has not designated a lead independent director, since it has determined that our chairman closely interacts with the other members of the Board, particularly the independent directors, in fulfilling his responsibilities as chairman and CEO. Although it is management’s responsibility to assess and manage the various risks we face, it is the Board’s responsibility to oversee management in this effort. The Board administers its risk oversight function by appropriate discussions with the CEO, CFO and other members of management during meetings of the Board and at other times.

Audit Committee

The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a charter for the Audit Committee. Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Audit Committee Charter at least once every three years, we have included a copy of the Audit Committee Charter as Appendix C to our proxy statement for our 2010 Annual Meeting filed with the SEC on February 19, 2010.

The Audit Committee is presently composed of Messrs. Johnston (chairman) and Silva. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market and they are “audit committee financial experts” within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met (in-person and/or by telephone conference) four times and acted by written consent two times in fiscal 2010.

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

Compensation Committee

The Compensation Committee establishes and administers our executive and director compensation practices and policies, including the review of the individual elements of total compensation for executive officers and directors and recommendation of adjustments to the Board of Directors.  In addition, the Compensation Committee administers our 1996 Stock Option Plan and our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to executives and directors (as well as all other employees) and the terms and conditions of which they are granted and  recommends plans and plan amendments to the Board.  The Compensation Committee is presently composed of Messrs. Silva (chairman), Johnston and Nowalsky. The Compensation Committee met (in-person and/or by telephone conference) one time in fiscal 2010.

The Compensation Committee has the responsibility to review, recommend, and approve all executive officer compensation arrangements. The Compensation Committee has the specific responsibility and authority to (i) review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer (“CEO”), (ii) evaluate the performance of our CEO in light of those goals and objectives, and (iii) determine and approve the compensation level of our CEO based upon that evaluation. The Compensation Committee also has the responsibility to annually review the compensation of our other executive officers and to determine whether such compensation is reasonable under existing facts and circumstances. In making such determinations, the Compensation Committee seeks to ensure that the compensation of our executive officers aligns the executives’ interests with the interests of our shareholders. The Compensation Committee must also review and approve all forms of incentive compensation, including stock option grants, stock grants, and other forms of incentive compensation granted to our executive officers. The Compensation Committee takes into account the recommendations of our CEO in reviewing and approving the overall compensation of the other executive officers.

We believe that the quality, skills, and dedication of our executive officers are critical factors affecting our long-term value and success. Thus, one of our primary executive compensation goals is to attract, motivate, and retain qualified executive officers. We seek to accomplish this goal by rewarding past performance, providing an incentive for future performance, and aligning our executive officers’ long-term interests with those of our shareholders. Our compensation program is specifically designed to reward our executive officers for individual performance, years of experience, contributions to our financial success, and creation of shareholder value. Our compensation philosophy is to provide overall compensation levels that (i) attract and retain talented executives and motivate those executives to achieve superior results, (ii) align executives’ interests with our corporate strategies, our business objectives, and the long-term interests of our shareholders, and (iii) enhance executives’ incentives to increase our stock price and maximize shareholder value. In addition, we strive to ensure that our compensation, particularly salary compensation, is consistent with our constant focus on controlling costs. Our primary strategy for building senior management depth is to develop personnel from within our company to ensure that our executive team as a whole remains dedicated to our customs, practices, and culture, recognizing, however, that we may gain talent and new perspectives from external sources.

Our compensation program for executive officers generally consists of the following five elements: (i) base salary, (ii) performance-based annual bonus (currently equity based) determined primarily by reference to objective financial and operating criteria, (iii) long-term equity incentives in the form of stock options and other stock-based awards or grants, (iv) specified perquisites and (v) benefits that are generally available to all of our employees.

The Compensation Committee has the responsibility to make and approve changes in the total compensation of our executive officers, including the mix of compensation elements. In making decisions regarding an executive’s total compensation, the Compensation Committee considers whether the total compensation is (i) fair and reasonable, (ii) internally appropriate based upon our culture and the compensation of our other employees, and (iii) within a reasonable range of the compensation afforded by other opportunities. The Compensation Committee also bases its decisions regarding compensation upon its assessment of the executive’s leadership, individual performance, years of experience, skill set, level of commitment and responsibility required in the position, contributions to our financial success, the creation of shareholder value, and current and past compensation. In determining the mix of compensation elements, the Compensation Committee considers the effect of each element in relation to total compensation. Consistent with our desired culture of industry leading performance and cost control, the Compensation Committee has attempted to keep base salaries at moderate levels for companies within our market and total capitalization and weight overall compensation toward incentive cash and equity-based compensation. The Compensation Committee specifically considers whether each particular element provides an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. In determining whether to increase or decrease an element of compensation, we rely upon the Compensation Committee’s judgment concerning the contributions of each executive and, with respect to executives other than the CEO, we consider the recommendations of the CEO. We generally do not rely on rigid formulas (other than performance measures under our annual cash bonus program) or short-term changes in business performance when setting compensation.

Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Compensation Committee Charter at least once every three years, we have included a copy of the Committee Charter as Appendix D to our proxy statement for our 2010 Annual Meeting filed with the SEC on February 19, 2010.

Finance Committee

The Finance Committee reviews and makes recommendations concerning:

•	proposed dividend actions, stock splits and repurchases,

•	current and projected capital requirements,

•	issuance of debt or equity securities,

•	strategic plans and transactions, including mergers, acquisitions, divestitures, joint ventures and other equity investments,

•	customer financing activities, business and related customer finance business and funding plans of Onstream and its subsidiaries,

•	overall company risk management program and major insurance programs, and

•	investment policies, administration and performance of the trust investments of our employee benefit plans.

Mr.  Silva is currently the sole member of the Finance Committee. The Finance Committee met in fiscal 2010 in conjunction with meetings of the full Board of Directors.

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

The Governance and Nominating Committee has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not one of our directors, officers, or employees. These nominations will be evaluated on the same basis as candidates proposed by any other person. A stockholder may nominate a person for election as a director at an annual meeting of the stockholders only if such stockholder gives written notice to our Corporate Secretary as described in the applicable proxy statement for the previous year’s annual meeting of stockholders. Each written notice must set forth, as to each person whom the stockholder proposes to nominate for election as a director, (i) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or that is otherwise required, in each case pursuant to and in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and (ii) such person’s written consent to being named in the proxy statement as a nominee and to serve as a director if elected. Each written notice must also set forth, as to the stockholder making such nomination, (i) the name and address of such stockholder, as they appear on our books, (ii) the class and number of shares of our stock which are owned by such stockholder, (iii) a representation that the stockholder is a holder of record of our stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such nomination, and (iv) a representation whether the stockholder intends or is a part of a group which intends (y) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of our outstanding capital stock required to elect the nominee and/or (z) otherwise to solicit proxies from stockholders in support of such nomination. We will evaluate the suitability of potential candidates nominated by stockholders in the same manner as other candidates identified to the Governance and Nominating Committee, including the specific minimum qualifications described below.

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

The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman), Johnston and Silva, who are each "independent" as independence for nominating committee members is defined within the NASDAQ Listing Rules. The Governance and Nominating Committee met in fiscal 2010 in conjunction with meetings of the full Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2010 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2010, other than indicated below.

Randy Selman, our CEO and Chairman of the Board and Alan Saperstein, our COO and one of our directors, have not filed a Form 4 on a timely basis related to 44,958 options granted each of them on December 17, 2009 (as replacement for expiring options – See Item 11 – Executive Compensation). Mr. Selman and Mr. Saperstein have represented to us that they will file these forms as soon as practicable.

Charles Johnston, one of our directors, and Robert Wussler, a former director, have not filed a Form 4 on a timely basis related to 9,991 options granted to each of them on December 17, 2009 (as replacement for expiring options – See Item 10 – Director Compensation table). Mr. Johnston has represented to us that he will file this form as soon as practicable. Mr. Wussler passed away on June 5, 2010.

ITEM 11.            EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”):

Total compensation as presented in the following table includes cash and non-cash elements. The most significant non-cash element is the value assigned to options based on the Black-Scholes model, which options as discussed in footnotes 11, 12 and 13 below had strike prices that significantly exceeded the fair value of our shares as of September 30, 2010 and 2009, respectively and thus at those dates were what is commonly described as “under water”. See footnote 16 below for a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2010 and 2009:

SUMMARY COMPENSATION TABLE

					STOCK	OPTION	ALL OTHER	TOTAL
NAME AND	FISCAL			BONUS	AWARDS	AWARDS	COMPENSATION	COMPENSATION
PRINCIPAL POSITION	YEAR	SALARY ($)		($)	($)	($)	($) (14)	($)(16)

Randy S. Selman	2010	$ 271,751	(15)	-0-	-0-	$ 45,736(12)	$ 55,760(1)	$ 373,247
President, Chief	2009	$ 287,687		-0-	-0-	$ 83,809(11)	$ 55,421(2)	$ 426,917
Executive Officer
and Director

Alan Saperstein	2010	$ 247,047	(15)	-0-	-0-	$ 45,736(12)	$ 59,660(3)	$ 352,443
Chief Operating	2009	$ 261,534		-0-	-0-	$ 83,809(11)	$ 59,591(4)	$ 404,934
Officer and Director

Robert Tomlinson	2010	$ 230,667	(15)	-0-	-0-	-0-	$ 61,601(5)	$ 292,268
Chief Financial	2009	$ 244,194		-0-	-0-	$ 28,162(13)	$ 62,642(6)	$ 334,998
Officer

Clifford Friedland	2010	$ 219,536	(15)	-0-	-0-	-0-	$ 61,552(7)	$ 281,088
Senior VP - Busi-	2009	$ 232,410		-0-	-0-	-0-	$ 62,934(8)	$ 295,344
ness Development

David Glassman	2010	$ 219,536	(15)	-0-	-0-	-0-	$ 55,783(9)	$ 275,319
Senior VP -	2009	$ 232,410		-0-	-0-	-0-	$ 55,722(10)	$ 288,132
Marketing

(1)	Includes $17,452 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,308 for retirement savings and 401(k) match.

(2)	Includes $16,826 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,595 for retirement savings and 401(k) match.

(3)	Includes $24,660 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(4)	Includes $24,591 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(5)	Includes $23,718 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,883 for retirement savings and 401(k) match.

(6)	Includes $24,591 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,051 for retirement savings and 401(k) match.

(7)	Includes $23,718 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,834 for retirement savings and 401(k) match.

(8)	Includes $24,591 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,343 for retirement savings and 401(k) match.

(9)	Includes $16,552 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $22,231 for retirement savings and 401(k) match.

(10)	Includes $16,826 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,896 for retirement savings and 401(k) match.

(11)
On August 11, 2009, our Compensation Committee granted 133,334 fully vested five-year Plan Options (66,667 each) to Messrs. Selman and Saperstein in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by them and expiring in September 2009, with no change in the $15.00 exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. Furthermore, the quoted market value of an ONSM share was $2.46 per share as of September 30, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation expense of approximately $110,198 ($55,099 each) for the year ended September 30, 2009, which represented the full valuation of the related options using the Black-Scholes model.

On August 11, 2009, our Compensation Committee granted 60,084 fully vested five-year Plan Options (30,042 each) to Messrs. Selman and Saperstein in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by them and expiring in December 2009, with no change in the $9.42 exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. Furthermore, the quoted market value of an ONSM share was $2.46 per share as of September 30, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation expense of approximately $57,420 ($28,710 each) for the year ended September 30, 2009, which represented the full valuation of the related options using the Black-Scholes model.

(12)
On December 17, 2009, our Compensation Committee granted 89,916 fully vested five-year Plan Options (44,958 each) to Messrs. Selman and Saperstein in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by them and expiring in December 2009, with no change in the $9.42 exercise price, which was in excess of the market value of an ONSM share as of the grant date. Furthermore, the quoted market value of an ONSM share was $1.04 per share as of September 30, 2010. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation expense of approximately $91,472 ($45,736 each) for the year ended September 30, 2010, which represented the full valuation of the related options using the Black-Scholes model.

(13)
On August 11, 2009, our Compensation Committee granted 25,000 fully vested five-year Plan Options to Mr. Tomlinson as a replacement of an equivalent number of fully vested Plan Options held by him and expiring in July 2009, with no change in the $7.26 exercise price, which was in excess of the market value of an ONSM share as of August 11, 2009. Furthermore, the quoted market value of an ONSM share was $2.46 per share as of September 30, 2009. As a result of this issuance, we recognized non-cash compensation expense of approximately $28,162 for the year ended September 30, 2009, which represented the full valuation of the related options using the Black-Scholes model.

(14)
The Named Executive Officers did not receive non-equity incentive plan compensation or compensation from changes in pension value and nonqualified deferred compensation earnings during the periods covered by the above table.

(15)
Effective October 1, 2009, a significant portion of our workforce, including the Named Executive Officers, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Named Executive Officers, no adjustment was made to the provisions of their related employment agreements, as set forth below. With respect to the Named Executive Officers, this 10% reduction represented approximately $132,000 in aggregate compensation reduction as of and for the year ended September 30, 2010. This unpaid amount is not reflected as compensation in the table above nor was it accrued on our books as of or for the year ended September 30, 2010. We believe that the eventual resolution of this matter will not result in a material adverse effect on our financial position or results of operations.

(16)	Below is a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2010 and 2009:

For the year ended September 30, 2010:

	Cash Compensation	Non-Cash Compensation
Randy S. Selman	$327,511	$45,736
Alan Saperstein	$306,707	$45,736
Robert Tomlinson	$292,268	$-
Clifford Friedland	$281,088	$-
David Glassman	$275,319	$-

For the year ended September 30, 2009:

	Cash Compensation	Non-Cash Compensation
Randy S. Selman	$343,108	$83,809
Alan Saperstein	$321,125	$83,809
Robert Tomlinson	$306,836	$28,162
Clifford Friedland	$295,344	$-
David Glassman	$288,132	$-

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

As part of the above employment agreements, and in accordance with the terms of the “2007 Equity Incentive Plan” approved by our  shareholders in their September 18, 2007 annual meeting, our Compensation Committee and Board of Directors granted Plan Options to each of the Executives to purchase an aggregate of 66,667 shares of ONSM common stock at an exercise price of $10.38 per share, the fair market value at the date of the grant, which shall be exercisable for a period of four (4) years from the date of vesting. The options vest in installments of 16,667 per year, starting on September 27, 2008, and they automatically vest upon the happening of the following events: (i) change of control (ii) constructive termination, and (iii) termination other than for cause, each as defined in the employment agreements. Unvested options automatically terminate upon (i) termination for cause or (ii) voluntary termination.  In the event the agreement is not renewed or the Executive is terminated other than for cause, the Executives shall be entitled to require us to register the vested options.

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

This program was subject only to the approval by our shareholders of a sufficient increase in the number of authorized 2007 Plan options, which occurred in the March 25, 2010 shareholder meeting. However, the granting and pricing of the above performance bonus options by the Board is still pending, subject to further discussions between the Board and the Executives. Furthermore, although the performance objectives were met for the third quarter of fiscal 2010, we have not recognized any related compensation expense on our financial statements as of September 30, 2010 since the amount is not yet determinable. However, we do not expect this compensation amount, once determined, to be material to our financial results.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding stock options held as of September 30, 2010 by the Named Executive Officers. There were no outstanding stock awards held by them as of that date:

					EQUITY
					INCENTIVE
					PLAN
					AWARDS:
					NUMBER OF
					SECURITIES
	NUMBER OF SECURITIES				UNDERLYING
	UNDERLYING UNEXERCISED				UNEXERCISED	OPTION
	OPTIONS (#)				UNEARNED	EXERCISE	OPTION EXPIRATION
NAME	EXERCISABLE		UNEXERCISABLE		OPTIONS (#)	PRICE ($)	DATE

Randy Selman (5)	16,666					$4.26	9/29/2011
	44,958	(3)				$9.42	12/17/2014
	30,042	(3)				$9.42	8/11/2014
	66,667	(3)				$15.00	8/11/2014
	50,000	(1)	16,667	(1)		$10.38	9/28/2012– 9/28/2015
	27,500	(2)				$10.38	12/31/2011–6/30/2013
Alan Saperstein (5)	16,666					$4.26	9/29/2011
	44,958	(3)				$9.42	12/17/2014
	30,042	(3)				$9.42	8/11/2014
	66,667	(3)				$15.00	8/11/2014
	50,000	(1)	16,667	(1)		$10.38	9/28/2012– 9/28/2015
	27,500	(2)				$10.38	12/31/2011–6/30/2013
Cliff Friedland (5)	16,667					$4.26	9/29/2011
	14,810					$20.26	7/1/2012
	50,000	(1)	16,667	(1)		$10.38	9/28/2012– 9/28/2015
	27,500	(2)				$10.38	12/31/2011–6/30/2013
David Glassman (5)	16,667					$4.26	9/29/2011
	14,810					$20.26	7/1/2012
	50,000	(1)	16,667	(1)		$10.38	9/28/2012– 9/28/2015
	27,500	(2)				$10.38	12/31/2011–6/30/2013
Robert Tomlinson (5)	16,667					$4.26	9/29/2011
	25,000	(4)				$7.26	8/11/2014
	50,000	(1)	16,667	(1)		$10.38	9/28/2012– 9/28/2015
	27,500	(2)				$10.38	12/31/2011–6/30/2013

(1)	Vesting of these Plan options is based on years of service. These vesting conditions are discussed in detail under “Employment Agreements” above.
(2)	Vesting of these Plan options was based on achieving certain financial objectives. These vesting conditions are discussed in detail under “Employment Agreements” above.
(3)	These Plan options were issued in exchange for cancellation of an equivalent number of expiring Non-Plan options – see discussion in footnotes to Summary Compensation table above.
(4)	These Plan options were issued in exchange for an equivalent number of expiring Plan options – see discussion in footnotes to Summary Compensation table above.
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

1996 Stock Option Plan and 2007 Equity Incentive Plan

On February 9, 1997, our Board of Directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "1996 Plan").  Pursuant to an amendment to the 1996 Plan ratified by our shareholders on September 13, 2005, we reserved an aggregate of 750,000 shares of common stock for issuance pursuant to options granted under the 1996 Plan ("Plan Options") and 333,333 shares for restricted stock grants (“Stock Grants”) made under the 1996 Plan.  At September 30, 2010, there were unexercised options to purchase 229,500 shares of our common stock outstanding under the 1996 Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $4.26 to $15.00 per share. Since the provisions of the 1996 Plan call for its termination 10 years from the date of its adoption, we may no longer issue additional options or stock grants under the 1996 Plan. However, the termination of the 1996 Plan on February 9, 2007 did not affect the validity of any Plan Options previously granted thereunder.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the 1996 Plan, although as discussed above we may no longer issue additional options or stock grants under the 1996 Plan. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the 2007 Plan, for total authorization of 2,000,000 shares. At September 30, 2010, there were unexercised options to purchase 941,343 shares of our common stock outstanding under the 2007 Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $3.00 to $20.26 per share.
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

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plans are therefore not ascertainable. On December 23, 2010, the closing price of our common stock as reported on The NASDAQ Capital Market was $0.76 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information regarding beneficial ownership of our common stock as of December 10, 2010 held by:

•	persons who own beneficially more than 5% of our outstanding common stock,
•	our directors,
•	named executive officers, and
•	all of our directors and officers as a group.

Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 Southwest 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from December 10, 2010 upon exercise of options, warrants, convertible securities or other rights to receive our common shares. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, convertible securities or other rights to receive our common shares that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders received from our transfer agent as of December 10, 2010. At that date, approximately 83% of our outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.  Shares held by Cede & Co. are not reflected in the following table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	237,492	2.6%
Alan M. Saperstein (2)	237,806	2.6%
Clifford Friedland (3)	232,883	2.6%
David Glassman (4)	232,855	2.6%
Robert E. Tomlinson (5)	119,167	1.3%
Charles C. Johnston (6)	103,973	1.2%
Carl L. Silva	-	0.0%
Leon Nowalsky (7)	8,333	0.1%
All directors and officers as a group (eight persons) (8)	1,172,509	12.0%
Austin Lewis (9)	949,133	10.7%

(1)           Includes 1,659 shares of our common stock presently outstanding, options to acquire 16,666 common shares at $4.26 per share, options to acquire 75,000 common shares at $9.42 per share, options to acquire 77,500 common shares at $10.38 per share and options to acquire 66,667 common shares at $15.00 per share.

(2)           Includes 1,973 shares of our common stock presently outstanding, options to acquire 16,666 common shares at $4.26 per share, options to acquire 75,000 common shares at $9.42 per share, options to acquire 77,500 common shares at $10.38 per share and options to acquire 66,667 common shares at $15.00 per share.

(3)           Includes 74,538 shares of our common stock presently outstanding, 24,684 shares of our common stock held by Titan Trust, 24,684 shares of our common stock held by Dorado Trust, options to acquire 16,667 common shares at $4.26 per share, options to acquire 77,500 common shares at $10.38 per share and options to acquire 14,810 common shares at $20.26 per share. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

(4)           Includes 74,510 shares of our common stock presently outstanding, 24,684 shares of our common stock held by Titan Trust, 24,684 shares of our common stock held by Dorado Trust, options to acquire 16,667 common shares at $4.26 per share, options to acquire 77,500 common shares at $10.38 per share and options to acquire 14,810 common shares at $20.26 per share. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

(5)           Includes options to acquire 16,667 common shares at $4.26 per share, options to acquire 25,000 common shares at $7.26 per share and options to acquire 77,500 common shares at $10.38 per share.

(6)           Includes 4,167 shares of our common stock presently outstanding, 73,203 shares of our common stock held by J&C Resources, LLC, 1,603 shares of our common stock held by Asset Factoring, Ltd., options to acquire 8,333 ONSM common shares at $4.26 per share and options to acquire 16,667 ONSM common shares at $9.42 per share.  Mr. Johnston is the control person of J&C Resources, LLC and Asset Factoring, Ltd. and exercises sole voting and dispositive powers over these shares.  Mr. Johnston's holdings exclude our securities owned by CCJ Trust. CCJ Trust is a trust for Mr. Johnston's adult children and he disclaims any beneficial ownership interest in CCJ Trust.

(7)           Includes options to acquire 8,333 ONSM common shares at $6.00 per share.

(8)           See footnotes (1) through (7) above.

(9)           Includes 944,758 shares of our common stock presently outstanding and warrants to acquire 4,375 common shares at $9.00 per share. These shares of common stock are as reported on a Form 13G/A filed by Lewis Asset Management on January 5, 2009 and attributing beneficial ownership of 777,508 shares to Lewis Opportunity Fund and beneficial ownership of 167,250 shares to LAM Opportunity Fund, Ltd. Mr. Lewis is the control person and beneficial owner of these entities and exercises sole voting and dispositive powers over these shares.

Mr. Fred Deluca has beneficial ownership of 437,311 shares as of December 10, 2010, which includes the 420,645 shares of our common stock issuable upon conversion of a portion of a note (the “Rockridge Note”) held by Rockridge Capital Holdings, LLC (“Rockridge”) and options to acquire 16,666 ONSM common shares at $14.76 per share. Mr. Deluca is the control person and beneficial owner of Rockridge and exercises sole voting and dispositive powers over these shares. These 437,311 shares represent approximately 4.7% beneficial ownership, which is less than the 5% threshold for inclusion of Mr. Deluca in the beneficial ownership table above. However, in connection with the transaction giving rise to the Rockridge Note, Rockridge may also receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted ONSM common shares. Based on the 60 day threshold discussed above, these shares are not considered to be beneficially owned by Rockridge or Mr. Deluca as of December 10, 2010. However, if these 366,667 shares were added to the 437,311 which are considered beneficially owned by Mr. Deluca as of that date, the combined total of 803,978 shares would represent 8.3% beneficial ownership.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date up to $500,000 (representing the balloon payment of the outstanding principal of the Rockridge Note) plus 50% of the remaining outstanding balance of the Rockridge Note (excluding the balloon payment) may be converted into a number of restricted shares of ONSM common stock. The conversion will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick DeLuca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us unless such waiver would result in a violation of the NASDAQ shareholder approval rules. The minimum conversion price of $2.40 per share would result in the issuance of 420,645 common shares upon the conversion of the $500,000 balloon plus $509,548, which is 50% of the remaining outstanding balance of the Rockridge Note as of December 10, 2010 (excluding the balloon payment).

Lincoln Park Capital Fund, LLC (“LPC”) has beneficial ownership of 420,000 shares of our common stock issuable upon conversion of Series A-14 held by it. They also own warrants to acquire 540,000 ONSM common shares at $2.00 per share, although they are not exercisable until March 24, 2011. These 960,000 shares from conversion of Series A-14 and exercise of warrants, if available to LPC, would represent approximately 9.7% beneficial ownership as of December 10, 2010. However, the number of shares of ONSM common stock that can be issued upon the conversion of Series A-14 and/or the exercise of the warrants is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%. This 4.999% limitation is less than the 5% threshold for inclusion of LPC in the beneficial ownership table above.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

In November 2006, we entered into a three-year consulting contract with the principal and beneficial owner of SBV Capital Corporation, for the provision of international business development and financial advice. The contract, which was cancellable upon thirty days notice after the first year, called for the issuance of 10,000 restricted common shares in advance every six months. The first two tranches under this contract (10,000 shares each) were issued in January and May 2007. This contract was amended in July 2007 for some additional short-term services, resulting in issuance of an additional 2,500 shares plus $22,425 for cash reimbursement of related travel expenses. This contract was amended again in October 2007, which resulted in the issuance of the remaining 40,000 restricted common shares, in exchange for the extension of the remaining term of the contract from two years to three years.

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

During fiscal 2009 we received $1.5 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by Mr. Fred Deluca, one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement that we entered into with Rockridge dated April 14, 2009 and which was amended on September 14, 2009. We also received another $500,000 under the Note and Stock Purchase Agreement on October 20, 2009, resulting in cumulative allowable borrowings of $2.0 million. This transaction is secured by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders and is repayable in equal monthly installments through August 14, 2013, which installments include principal plus interest at 12% per annum. The outstanding principal amount, or portions thereof, are convertible into our common stock under certain conditions (using a minimum conversion price of $2.40 per share) and the Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 366,667 restricted ONSM common shares.

On December 29, 2009, we entered into an agreement with CCJ Trust (“CCJ”) whereby accrued interest on a previous $200,000 cash advance through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ. To resolve the payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. This amendment also called for our cash payment of the previously accrued interest in the amount of $16,263 on or before January 31, 2011. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). In conjunction with and in consideration of the December 2009 note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share. In conjunction with and in consideration of January 2011 note transaction entered into by us with CCJ, it was agreed that certain terms of the 35,000 shares of Series A-13 held by CCJ at that date would be modified as follows -  the conversion rate to common shares, as well as the minimum conversion rate for payment of dividends in common shares, will be $2.00 per share, the maturity date will be December 31, 2012 and dividends will be paid quarterly, in cash or, at our option, in unregistered shares. In addition it was agreed that $28,000 in A-13 dividends for calendar 2010 would be immediately paid by issuance of 14,000 unregistered common shares, using the minimum conversion rate of $2.00 per share.

During December 2009, we received funding commitment letters executed by three (3) entities agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2010, aggregate cash funding of $750,000. The funding under the commitment letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt. Terms of the repayable debt would also be subject to negotiation at the time of funding, provided that, among other things, the debt would be unsecured and subordinated and the rate of return on such debt, including cash and equity consideration given, would not be greater than (i) a cash coupon rate of fifteen percent (15%) per annum and a (ii) total effective interest rate of thirty percent (30%) per annum. As consideration for these commitment letters, the issuing entities received an aggregate of 12,500 unregistered shares. One of these funding commitment letters, for $250,000, was executed by Mr. Charles Johnston, one of our directors, who received 4,167 of the 12,500 shares.

On January 4, 2011, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”) irrevocably agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2011, aggregate cash funding of up to $500,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation on our part to accept such funding on these terms and is not expected by us to be exercised. The cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2012 and (b) our issuance of 1 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, this Funding Letter will be terminated.

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

Director independence

Rule 5605(b)(1) of the NASDAQ Listing Rules to which we are subject requires that a majority of the members of our board of directors are independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. Our independent directors are Messrs. Johnston, Silva and Nowalsky.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Change in Independent Accountants

Goldstein Lewin & Co. (“Goldstein Lewin”) served as our independent certifying accountants since July 2002. Effective January 1, 2010, Goldstein Lewin consummated a sale of its attest practice to Mayer Hoffman McCann P.C. (“MHM”).  As a result, the Audit Committee of our Board of Directors engaged MHM to serve as our new independent certifying accountants.

Audit Fees
The aggregate audit fees billed to us by Goldstein Lewin and MHM for professional services rendered during the fiscal year ended September 30, 2010 were $221,707, $126,707 by Goldstein Lewin for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and the balance by MHM for the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2009, and March 31 and June 30, 2010.

The aggregate audit fees billed to us by Goldstein Lewin for professional services rendered during the fiscal year ended September 30, 2009 were $259,977, for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 and for the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2008, and March 31 and June 30, 2009.

Audit Related Fees

The aggregate fees billed to us by Goldstein Lewin and MHM for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were $23,202 and $6,903 for the fiscal years ended September 30, 2010 and 2009, respectively. The fiscal 2010 amount is primarily for MHM’s services rendered in connection with our Form S-3/Shelf Registration first filed with the SEC on March 5, 2010, declared effective by the SEC on April 30, 2010 and subsequently amended with a supplement to the prospectus filed on September 24, 2010. The fiscal 2009 amount is primarily for Goldstein Lewin’s services rendered in connection with our joint Proxy/Form S-4 first filed with the SEC on September 23, 2008, and subsequently withdrawn by us.

Tax Fees

The aggregate tax fees billed to us by Goldstein Lewin were $5,500 and $13,590 for the fiscal years ended September 30, 2010 and 2009, respectively. Tax fees include the preparation of federal and state corporate income tax returns as well as tax compliance, tax advice and tax planning.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by Goldstein Lewin or MHM for services rendered for the fiscal years ended September 30, 2010 or 2009.

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

The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Goldstein Lewin and MHM and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Goldstein Lewin’s and MHM’s independence.

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

2.3	Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (6)
2.4	Agreement and Plan of Reorganization between Visual Data Corporation, Media on Demand, Inc. and Charles Saracino (7)
2.5	Infinite Conferencing Merger Agreement dated March 26, 2007 (22)
2.6.1	Narrowstep Merger Agreement dated May 29, 2008 (25)
2.6.2	First Amendment to Narrowstep Merger Agreement dated May 29, 2008 (27)
2.6.2	Second Amendment to Narrowstep Merger Agreement dated May 29, 2008 (28)
3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Amendment dated July 26, 1993 (1)
3.1.3	Articles of Amendment dated January 17, 1994 (1)
3.1.4	Articles of Amendment dated October 11, 1994 (1)
3.1.5	Articles of Amendment dated March 25, 1995 (1)
3.1.6	Articles of Amendment dated October 31, 1995 (1)
3.1.7	Articles of Amendment dated May 23, 1996 (1)
3.1.8	Articles of Amendment dated May 5, 1998 (5)
3.1.9	Articles of Amendment dated August 11, 1998 (2)
3.1.10	Articles of Amendment dated June 13, 2000 (4)
3.1.11	Articles of Amendment dated April 11, 2002 (8)
3.1.12	Articles of Amendment dated June 24, 2003, with regard to Series A-9 Convertible Preferred Stock (9)
3.1.13	Articles of Amendment dated June 20, 2003, with regard to reverse stock split (10)
3.1.14	Articles of Amendment dated December 23, 2004, with regard to the designations for Series A-10 Convertible Preferred Stock (15)
3.1.15	Articles of Amendment dated December 30, 2004, with regard to corporate name change (14)
3.1.16	Articles of Amendment dated February 7, 2005 with regard to the designations for Series A-10 Convertible Preferred Stock (16)
3.1.17	Articles of Amendment dated January 7, 2009 with regard to the designations for Series A-12 Redeemable Convertible Preferred Stock (21)
3.1.18	Articles of Amendment dated December 23, 2009 with regard to the designations for Series A-13 Convertible Preferred Stock (28)
3.1.19	Articles of Amendment dated April 5, 2010 with regard to reverse stock split (29)
3.1.20	Articles of Amendment dated June 17, 2010 with regard to the number of authorized shares (30)
3.1.21	Articles of Amendment dated September 22, 2010 with regard to the designations for Series A-14 Convertible Preferred Stock (31)
3.2	By-laws (1)

4.1	Specimen Common Stock Certificate (1)
4.2	Form of $1.50 Warrant for Subordinated Secured Convertible Notes (21)
4.3	Form of 12% Convertible Secured Note (23)
4.4	12% Convertible Secured Note - Rockridge (17)
4.5	Allonge to 12% Convertible Secured Note – Rockridge (27)
4.6	Form of Promissory Note – Thermo Credit (28)
10.1	Form of 1996 Stock Option Plan and Amendment thereto (1)(3)
10.2	Form of 2007 Equity Incentive Plan (21)
10.3	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Randy S. Selman (28)
10.4	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Alan Saperstein (28)
10.5	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Clifford Friedland (28)
10.6	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and David Glassman (28)
10.7	Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Robert Tomlinson (28)
10.8	Form of Subscription Agreement used for sale of $11.0 million common shares - March 2007 (19)
10.9	Form of Subscription Agreement for 12% Convertible Secured Notes (23)
10.10	Form of Security Agreement for 12% Convertible Secured Notes (23)
10.11	Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (17)
10.12	Security Agreement for 12% Convertible Secured Note - Rockridge (17)
10.13	First Amendment to Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (27)
10.14	Commercial Business Loan Agreement – Thermo Credit (28)
10.15	Amendment to Agreements – Thermo Credit (28)
10.16	Second Amendment to Commercial Business Loan Agreement – Thermo Credit (28)
10.17	Security Agreement – Thermo Credit (28)
10.18	Purchase Agreement, dated as of September 17, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (31)
10.19	Registration Rights Agreement, dated as of September 17, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (31)
10.20	Form of Warrant to be issued to Lincoln Park Capital Fund, LLC (31)
14.1	Code of Business Conduct and Ethics (12)
14.2	Corporate Governance and Nominating Committee Principles (27)
14.3	Audit Committee Charter (20)

14.4	Compensation Committee Charter (20)
21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm - MHM
23.2	Consent of Independent Registered Public Accounting Firm – Goldstein Lewin
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)
Incorporated by reference to the exhibit of the same number filed with the registrant's registration statement on Form SB-2, registration number 333-18819, as amended and declared effective by the SEC on July 30, 1997.

(2)	Incorporated by reference to the registrant's current report on Form 8-K dated August 21, 1998.
(3)	Incorporated by reference to the registrant's Proxy Statement for the year ended September 30, 1998.
(4)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.
(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2000.
(6)	Incorporated by reference to the registrant’s current report on Form 8-K filed on June 12, 2001.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 5, 2002.
(8)	Incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form S-3, file number 333-89042, declared effective on June 7, 2002.
(9)	Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.
(11)	Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.
(12)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2003.
(13)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2004.
(14)	Incorporated by reference to the registrant’s current report on Form 8-K filed on January 4, 2005.
(15)	Incorporated by reference to the registrant’s current report on Form 8-K/A filed on January 4, 2005.
(16)	Incorporated by reference to the registrant's current report on Form 8-K filed February 11, 2005.
(17)	Incorporated by reference to the registrant's current report on Form 8-K filed April 20, 2009.
(18)	Incorporated by reference to the registrant's current report on Form 8-K/A filed April 3, 2006.
(19)	Incorporated by reference to the registrant's current report on Form 8-K filed March 28, 2007.
(20)	Incorporated by reference to the registrant’s proxy statement for the 2010 Annual Meeting filed with the SEC on February 19, 2010.
(21)	Incorporated by reference to the registrant's current report on Form 8-K filed January 7, 2009.
(22)	Incorporated by reference to the registrant's current report on Form 8-K filed June 2, 2008.
(23)	Incorporated by reference to the registrant's current report on Form 8-K filed June 6, 2008.
(24)	Incorporated by reference to the registrant's current report on Form 8-K filed August 15, 2008.
(25)	Incorporated by reference to the registrant's current report on Form 8-K/A filed September 19, 2008.
(26)	Incorporated by reference to the registrant's Proxy Statement for the 2008 and 2009 Annual Shareholders Meeting filed on January 28, 2009.
(27)	Incorporated by reference to the registrant's current report on Form 8-K filed September 18, 2009.
(28)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2009.

(29)	Incorporated by reference to the registrant's current report on Form 8-K filed April 6, 2010.
(30)	Incorporated by reference to the registrant's current report on Form 8-K filed June 18, 2010.
(31)	Incorporated by reference to the registrant's current report on Form 8-K filed September 23, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation (Registrant)

By:	/s/ Randy S. Selman
Randy S. Selman
President, Chief Executive Officer

Date: January 7, 2011

By:	/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer

Date: January 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy S. Selman	Director, President,	January 7, 2011
Randy S. Selman	Chief Executive Officer

By: /s/ Robert E. Tomlinson	Chief Financial Officer and	January 7, 2011
Robert E. Tomlinson	Principal Accounting Officer

By: /s/ Alan Saperstein	Director and Chief	January 7, 2011
Alan Saperstein	Operating Officer

By: /s/ Charles C. Johnston	Director	January 7, 2011
Charles C. Johnston

By: /s/ Carl Silva	Director	January 7, 2011
Carl Silva

By: /s/ Leon Nowalsky	Director	January 7, 2011
Leon Nowalsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Onstream Media Corporation
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheet of Onstream Media Corporation and subsidiaries as of September 30, 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2010 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Certified Public Accountants
Boca Raton, Florida
January 7, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Onstream Media Corporation
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheet of Onstream Media Corporation and subsidiaries as of September 30, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2009 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Goldstein Lewin & Co.

GOLDSTEIN LEWIN & CO.
Certified Public Accountants
Boca Raton, Florida
December 29, 2009

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$825,408	$541,206
Accounts receivable, net of allowance for doubtful accounts of $363,973 and $241,298, respectively	2,805,420	2,189,252
Prepaid expenses	316,591	356,963
Inventories and other current assets	125,000	198,960
Total current assets	4,072,419	3,286,381
PROPERTY AND EQUIPMENT, net	2,854,263	3,083,096
INTANGIBLE ASSETS, net	1,284,524	2,499,150
GOODWILL, net	12,396,948	16,496,948
OTHER NON-CURRENT ASSETS	104,263	118,398
Total assets	$20,712,417	$25,483,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,553,366	$2,384,344
Accrued liabilities	1,199,019	1,199,843
Amounts due to directors and officers	242,065	229,908
Deferred revenue	141,788	163,198
Notes and leases payable – current portion, net of discount	1,904,214	1,615,891
Convertible debentures, net of discount	1,626,796	-
Series A-12 Convertible Preferred stock – redeemable portion, net	-	98,000
Total current liabilities	7,667,248	5,691,184
Notes and leases payable, net of current portion and discount	120,100	505,061
Convertible debentures, net of discount	815,629	1,109,583
Detachable warrants, associated with sale of common shares and Series A-14 Preferred	386,404	-
Total liabilities	8,989,381	7,305,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-12 Redeemable Convertible Preferred stock, par value $.0001 per share, authorized 100,000 shares, -0- and 70,000 issued and outstanding, respectively	-	7
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 35,000 and -0- issued and outstanding, respectively	3	-
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, 420,000 and -0- issued and outstanding, respectively	42	-
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 8,384,570 and 7,388,783 issued and outstanding, respectively	838	739
Additional paid-in capital	135,453,812	132,299,589
Unamortized discount	(297,422)	(12,000)
Accumulated deficit	(123,434,237)	(114,110,190)
Total stockholders’ equity	11,723,036	18,178,145
Total liabilities and stockholders’ equity	$20,712,417	$25,483,973

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2010	2009
REVENUE:
DMSP and hosting	$2,037,337	$1,705,697
Webcasting	5,741,022	5,670,364
Audio and web conferencing	6,831,900	7,098,993
Network usage	1,876,116	1,992,935
Other	207,731	458,964
Total revenue	16,694,106	16,926,953

COSTS OF REVENUE:
DMSP and hosting	898,272	557,652
Webcasting	1,541,171	1,676,937
Audio and web conferencing	1,986,328	1,928,103
Network usage	797,849	863,621
Other	348,020	467,220
Total costs of revenue	5,571,640	5,493,533

GROSS MARGIN	11,122,466	11,433,420

OPERATING EXPENSES:
General and administrative:
Compensation	8,276,677	9,803,158
Professional fees	2,015,249	1,268,608
Other general and administrative	2,262,848	2,436,101
Write off deferred acquisition costs	-	504,738
Impairment loss on goodwill and other intangible assets	4,700,000	5,500,000
Depreciation and amortization	1,923,460	3,195,291
Total operating expenses	19,178,234	22,707,896

Loss from operations	(8,055,768)	(11,274,476)

OTHER EXPENSE, NET:
Interest expense	(1,376,176)	(651,464)
Other income, net	151,372	95,155

Total other expense, net	(1,224,804)	(556,309)

Net loss	$(9,280,572)	$(11,830,785)

Loss per share – basic and diluted:

Net loss per share	$(1.20)	$(1.63)

Weighted average shares of common stock outstanding – basic and diluted	7,726,575	7,246,080

The accompanying notes are an integral part of these consolidated financial statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2009 AND 2010

	Series A- 10 Preferred Stock		Series A- 12 Preferred Stock		Common Stock *		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2008	74,841	$8	-	$-	7,104,271	$710	$130,081,906	$(20,292)	$(102,194,640)	$27,867,692
Shares and options issued for consultant services	-	-	-	-	138,811	14	319,708	-	-	319,722
Issuance of options for employee services	-	-	-	-	-	-	1,127,819	-	-	1,127,819
Issuance of Series A-12 preferred	-	-	80,000	8	-	-	199,998	-	-	200,006
Redemption of Series A-12 preferred	-	-	(10,000)	(1)	-	-	(99,999)	-	-	(100,000)
Surrender of Series A-10 preferred for Series A-12 preferred	(60,000)	(6)	-	-	-	-	-	-	-	(6)
Reclassification of Series A-12 preferred (redeemable portion) as a liability	-	-	-	-	-	-	(100,000)	16,000	(14,000)	(98,000)
Common shares/warrants issued for interest and fees	-	-	-	-	75,432	8	137,267	-	-	137,275
Issuance of right to obtain common shares for financing fees	-	-	-	-	-	-	531,000	-	-	531,000
Dividends accrued or paid on Series A-10 preferred	2,994	-	-	-	1,326	-	37,895	20,292	(34,765)	23,422
Conversion of Series A-10 preferred to common shares	(17,835)	(2)	-	-	29,727	3	(1)	-	-	-
Dividends on Series A-12	-	-	-	-	39,216	4	63,996	(28,000)	(36,000)	-
Net loss	-	-	-	-	-	-	-	-	(11,830,785)	(11,830,785)

Balance, September 30, 2009	-	$-	70,000	$7	7,388,783	$739	$132,299,589	$(12,000)	$(114,110,190)	$18,178,145

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2009 AND 2010
(Continued)

	Series A- 12 Preferred Stock		Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock *		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2009	70,000	$7	-	$-	-	$-	7,388,783	$739	$132,299,589	$(12,000)	$(114,110,190)	$18,178,145
Shares and options issued for consultant services	-	-	-	-	-	-	345,862	34	759,274	-	-	759,308
Issuance of options for employee services	-	-	-	-	-	-	-	-	816,068	-	-	816,068
Sale of common shares	-	-	-	-	-	-	350,000	35	373,538	-	-	373,573
Sale of Series A-14 preferred	-	-	-	-	420,000	42	-	-	749,069	(298,639)	-	450,472
Reclassification to liability of warrants associated with sale of common shares and Series A-14 preferred	-	-	-	-	-	-	-	-	(386,404)	-	-	(386,404)
Surrender of Series A-12 for Series A-13 preferred	(35,000)	(4)	35,000	3	-	-	-	-	108,500	(6,747)	-	101,752
Reclassification of Series A-12 preferred (redeemable portion) as equity	-	-	-	-	-	-	-	-	100,000	(2,000)	-	98,000
Issuance of common shares, or right to obtain common shares, for financing fees	-	-	-	-	-	-	12,501	1	116,249	-	-	116,250
Common shares/warrants issued for interest and fees	-	-	-	-	-	-	229,091	23	517,932	-	-	517,955
Conversion of Series A-12 preferred to common	(35,000)	(3)	-	-	-	-	58,333	6	(3)	-	-	-
Dividends on Series A-12	-	-	-	-	-	-	-	-	-	14,000	(14,000)	-
Dividends on Series A-13	-	-	-	-	-	-	-	-	-	5,060	(26,060)	(21,000)
Dividends on Series A-14	-	-	-	-	-	-	-	-	-	2,904	(3,415)	(511)
Net loss	-	-	-	-	-	-	-	-	-	-	(9,280,572)	(9,280,572)

Balance, September 30, 2010	-	$-	35,000	$3	420,000	$42	8,384,570	$838	$135,453,812	$(297,422)	$(123,434,237)	$11,723,036

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,280,572)	$(11,830,785)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,923,460	3,195,291
Impairment loss on goodwill and other intangible assets	4,700,000	5,500,000
Write off deferred acquisition costs	-	504,738
Compensation expenses paid with equity	816,068	1,127,606
Amortization of deferred professional fee expenses paid with equity	795,746	383,375
Amortization of discount on convertible debentures	450,887	73,462
Amortization of discount on notes payable	232,343	113,631
Interest expense paid in common shares and options	164,650	98,858
Bad debt expense	122,675	228,943
Gain from settlements of obligations and sales of equipment	(136,706)	(85,009)
Net cash (used in) operating activities, before changes in current assets and liabilities	(211,449)	(689,890)
Changes in current assets and liabilities, net of effect of acquisitions:
(Increase) decrease in accounts receivable	(768,087)	139,932
Decrease (increase) in prepaid expenses	14,747	(9,947)
Decrease (increase) in other current assets	71,280	(76,742)
Decrease (increase) in inventories	2,717	(15,520)
Increase in accounts payable and accrued liabilities	714,938	940,027
(Decrease) increase in deferred revenue	(21,410)	34,483
Net cash (used in) provided by operating activities	(197,264)	322,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,153,860)	(1,225,447)
Narrowstep acquisition costs (written off to expense in March 2009)	(115,000)	(187,614)
Net cash (used in) investing activities	(1,268,860)	(1,413,061)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$927,875	$1,553,194
Proceeds from convertible debentures, net of expenses	1,434,092	375,000
Proceeds from sale of common shares, net of expenses	341,962	-
Proceeds from sale of A-12 preferred shares, net of expenses	-	100,000
Proceeds from sale of A-13 preferred shares, net of expenses	(6,747)	-
Proceeds from sale of A-14 preferred shares, net of expenses	482,082	-
Repayment of notes and leases payable	(1,142,938)	-
Repayment of convertible debentures	(286,000)	(1,070,762)
Net cash provided by financing activities	1,750,326	957,432

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	284,202	(133,286)

CASH AND CASH EQUIVALENTS, beginning of period	541,206	674,492

CASH AND CASH EQUIVALENTS, end of period	$825,408	$541,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$676,408	$351,776

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares, warrants and options for consultant services	$759,308	$319,722
Issuance of shares and options for employee services	$816,068	$1,127,819
Issuance of A-10 preferred shares for A-10 dividends	$-	$29,938
Issuance of common shares for A-12 dividends	$-	$64,000
Issuance of common shares and warrants for interest	$517,955	$137,275
Issuance of common shares, or right to obtain common shares, for financing fees	$116,250	$531,000
Issuance of warrants in connection with the sale of Common and preferred shares	$386,404	$-
Issuance of common shares in connection with the sale of common and preferred shares	$54,500	$-
Issuance of common shares for A-10 preferred shares and dividends	$-	$186,318
Issuance of A-12 preferred shares for A-10 preferred shares	$-	$600,000
Issuance of A-13 preferred shares for A-12 preferred shares	$350,000	$-
Issuance of common shares for A-12 preferred shares	$350,000	$-
Conversion of short-term advance to convertible debenture	$200,000	$-
Declaration of dividends payable on A-13 preferred shares	$21,000	$-
Accrual of dividends payable on A-14 preferred shares	$511	$-
Equipment obtained under capital lease	$-	$37,664

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $123.4 million as of September 30, 2010. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2010, we had a net loss of approximately $9.3 million, although cash used in operations for that period was approximately $197,000. Although we had cash of approximately $825,000 at September 30, 2010, our working capital was a deficit of approximately $3.6 million at that date.

We have estimated that we would require an approximately 7-8% increase in our consolidated revenues, as compared to our revenues for the twelve months ended September 30, 2010, in order to adequately fund our anticipated operating cash expenditures for the next twelve months (including cash interest expense and a basic level of capital expenditures).  Due to seasonality, this increase would be accomplished if we were to achieve average revenues over the next four quarters equivalent to the revenues for the third quarter of fiscal 2010. We have estimated that, in addition to this revenue increase, we will also require additional debt or equity financing of approximately $1.5 to $2.0 million (in addition to recent sales of common and preferred shares discussed below) over the next twelve months to satisfy principal repayments due against existing debt (other than debt repaid from the proceeds of recent sales of common and preferred shares discussed below) as well as past due trade payables that we believe are necessary to pay to continue our operations. However, approximately $1.0 million of this $1.5 to $2.0 million would not be required until June 2011.

If we were to achieve revenue increases in excess of this 7-8%, or if any of our lenders elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $1.5 to $2.0 million. However, if we did not achieve these revenue increases, or if our operating expenses, cash interest or capital expenditures were higher than anticipated over the next twelve months, the required financing could be greater than this $1.5 to $2.0 million.

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
SEPTEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares, and 1.6 million common shares (including those issuable upon conversion of the preferred shares) were included in a prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. On September 24, 2010, we received net proceeds of $873,750 from LPC related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (when including those common shares issuable upon conversion of the preferred shares). After deducting legal, accounting and other out-of-pocket costs incurred by us in connection with this transaction, the net cash proceeds were $824,044. During the period from October 13, 2010 through January 5, 2011 LPC purchased an additional 405,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $336,000.  LPC has also committed to purchase, at our sole discretion, up to an additional 425,000 shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share.

In addition, we have agreed to use our best efforts to get, within 190 days from the date of the Purchase Agreement, shareholder approval to sell up to an additional 1,900,000 of our common shares to LPC, which upon such approval LPC has agreed to purchase, at our sole discretion and subject to the same restrictions and conditions in the Purchase Agreement.

There is no assurance that we will sell additional shares to LPC under the Purchase Agreement of that we will sell additional shares under the Shelf Registration, or if we do make such sales what the timing or proceeds will be. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval.

On January 4, 2011, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”) irrevocably agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2011, aggregate cash funding of up to $500,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation on our part to accept such funding on these terms and is not expected by us to be exercised. The cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2012 and (b) our issuance of 1 million unregistered common shares, which shares would be prorated in the case of partial funding. . The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, this Funding Letter will be terminated.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity under the LPC Purchase Agreement, the Shelf Registration or otherwise and/or that we will be able to borrow further funds under the Funding Letter or otherwise and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 as of October 1, 2008, September 30, 2009 or September 30, 2010 (to the extent each of those liabilities were outstanding on each of those dates) and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the years ended September 30, 2010 and 2009, respectively.

In accordance with the Financial Instruments topic of the ASC, we may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. We have elected not to measure eligible financial assets and liabilities at fair value.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2010 and September 30, 2009 was immaterial in relation to our recorded liabilities at those dates.

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
SEPTEMBER 30, 2010

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

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $327,000 and $299,000 for the years ended September 30, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

We have approximately $93 million in Federal net operating loss carryforwards as of September 30, 2010, approximately $8 million which expire in fiscal years 2011 through 2012 and approximately $85 million which expire in fiscal years 2018 through 2030.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $93 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $34.8 million as of September 30, 2010, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the years ended September 30, 2010 and 2009.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of September 30, 2010 or September 30, 2009, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the years ended September 30, 2010 and 2009. The tax year ending September 30, 2005 as well as the tax years ending September 30, 2007 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

For the years ended September 30, 2010 and 2009, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding – see discussion of reverse stock split above.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 2,216,605 and 2,424,085 at September 30, 2010 and 2009, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 which could potentially convert into 116,667 shares of ONSM common stock, (ii) 420,000 shares of Series A-14 which could potentially convert into 420,000 shares of ONSM common stock (iii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 208,333 shares of our common stock (excluding interest), (iv) 366,667 restricted shares of our common stock for the origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) the $1,016,922 convertible portion of the Rockridge Note which could have potentially converted into up to 423,718 shares of our common stock, (vi) the $200,000 CCJ Note, which could potentially convert into up to 66,667 shares of our common stock, (vii) the $159,000 remaining outstanding balance of the Greenberg Note, which could have potentially converted into up to 66,250 shares of our common stock, (viii) the $344,000 remaining outstanding balance of the Wilmington Notes, which could have potentially converted into up to 123,339 shares of our common stock and (ix) the $211,000 outstanding balance of the Lehmann Note, which could have potentially converted into up to 103,431 shares of our common stock.

Furthermore, if we were to sell all or substantially all of our assets prior to the repayment of the Rockridge Note, the remaining outstanding principal amount of the Rockridge Note could be converted into restricted shares of our common stock, which would have been 215,383 shares as of September 30, 2010 (in addition to the 423,718 shares noted above).

The potential dilutive effects of the following convertible securities outstanding at September 30, 2009 have been excluded from the calculation of weighted average shares outstanding: (i) 70,000 shares of Series A-12 which could have potentially converted into 116,667 shares of our common stock, (ii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest), (iii) 325,000 restricted ONSM common shares for the origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us and (iv) the then $375,000 convertible portion of the Rockridge Note which could have potentially converted into a minimum of 156,250 shares of ONSM common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $581,000 and $661,000 as of September 30, 2010 and 2009, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “2007 Plan”) for our employees. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2010 and 2009 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For 2007 Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2010, the expected volatility rate was 88%, the risk-free interest rate was 2.5% and the expected term was 5 years. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the year ended September 30, 2009, the expected volatility rate was 88 to 96%, the risk-free interest rate was 1.1 to 2.5% and the expected term was 4 to 5 years.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2010, the expected volatility rate was 91 to 104%, the risk-free interest rate was 1.6 to 2.6% and the expected term was 4 to 5 years. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2009, the expected volatility rate was 99%, the risk-free interest rate was 2.11% and the expected term was 4 years.

In all valuations above, expected dividends were $0 and the expected term was the full term of the related options (or in the case of extended options, the incremental increase in the option term as compared to the remaining term at the time of the extension). See Note 8 for additional information related to all stock option issuances.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee 401(k) plan

Our 401(k) plan, the Onstream Media Corporation 401(k) Retirement Plan and Trust (the “Plan”), is available to all full-time employees and provides them with tax deferred salary reductions and alternative investment options (directly solely by the employees).  Employees may contribute a portion of their salary, subject to certain limitations, including an annual maximum established by the Internal Revenue Code.  We match employees’ contributions to the Plan, up to the first 8% of eligible compensation, at a 25% rate.  Our matching contribution was approximately $49,000 and $52,000 for the years ended September 30, 2010 and 2009, respectively. We expensed approximately $47,000 and $52,000 in those fiscal years, respectively, with the remaining amount of $2,000 in fiscal 2010 satisfied by amounts previously funded by us and expensed but forfeited by terminated employees. Our contributions to the Plan vest over five years, based on the employee’s initial date of service and without regard to the date of the contribution. Therefore, the unvested portion of our previous contributions was not material as of September 30, 2010.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including classifications between accounts payable, accrued liabilities and amounts due to directors and officers. Also see discussion of reverse stock split above.

Effects of Recent Accounting Pronouncements

The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) includes certain concepts first set forth in September 2006, which define the use of fair value measures in financial statements, establish a framework for measuring fair value and expand disclosure related to the use of fair value measures. In February 2008, the FASB provided a one-year deferral of the effective date of those concepts for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The application of these concepts was effective for our fiscal year beginning October 1, 2008, excluding the effect of the one-year deferral noted above. See “Fair Value Measurements” above. We adopted these concepts with respect to our non-financial assets and non-financial liabilities that are not measured at fair value at least annually, effective October 1, 2009. The adoption of these concepts did not have a material impact on our financial position, results of operations or cash flows.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  Certain provisions of this guidance were first effective for our fiscal year beginning October 1, 2009. Had these provisions been in effect prior to that date, the $504,738 currently reflected as a write off of those costs for the year ended September 30, 2009 would have been replaced by an expense of $86,680, the amount of such costs incurred during that period. There would have been no change for the year ended September 30, 2010.

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

ASC Topic 415, Derivatives and Hedging, outlines a two-step approach to evaluate an instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would in turn determine whether the instrument was treated as a liability to be recorded on the balance sheet at fair value and then adjusted to market in subsequent accounting periods. These provisions were first effective for fiscal years beginning after December 15, 2008 and accordingly were first applied by us for our fiscal year beginning October 1, 2009. There were no outstanding instruments that this accounting would apply to as of the beginning of the fiscal year of adoption, and therefore there was no cumulative-effect adjustment recorded to the opening balance of retained earnings related to this issue. However, it was determined that this pronouncement did apply to warrants issued by us in September 2010 – see note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$11,100,887	$-	$11,100,887
Acquired Onstream	2,521,401	-	2,521,401	4,121,401	-	4,121,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	12,396,948	-	12,396,948	16,496,948	-	16,496,948

Acquisition-related intangible assets (items listed are those remaining on our books as of September 30, 2010):
Infinite Conferencing - customer lists, trademarks and URLs	3,181,197	(2,021,321)	1,159,876	4,383,604	(2,061,105)	2,322,499
Auction Video – patent pending	321,815	(197,167)	124,648	1,110,671	(934,020)	176,651
Total intangible assets	3,503,012	(2,218,488)	1,284,524	5,494,275	(2,995,125)	2,499,150

Total goodwill and other acquisition-related intangible assets	$15,899,960	$(2,218,488)	$13,681,472	$21,991,223	$(2,995,125)	$18,996,098

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
SEPTEMBER 30, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

The fair value of certain intangible assets (internally developed software, customer lists, trademarks, URLs (internet domain names), favorable contractual terms and employment and non-compete agreements) acquired as part of the Infinite Merger was determined by our management at the time of the merger. This fair value was primarily based on the discounted projected cash flows related to these assets for the next three to six years immediately following the merger on a stand-alone basis without regard to the Infinite Merger, as projected by our management and Infinite’s management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. We have been and are amortizing these assets over useful lives ranging from 3 to 6 years - as of September 30, 2010 the assets with a useful life of three years (favorable contractual terms and employment and non-compete agreements) had been fully amortized and removed from our balance sheet.

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As discussed in “Testing for Impairment” below, this initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $1.1 million, were included in the aggregate $5.5 million charge for impairment of goodwill and other intangible assets as reflected in our results of operations for year ended September 30, 2009. Furthermore, the Infinite goodwill was determined to be further impaired as of December 31, 2009 and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million as of that date. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $3.1 million, were reflected in our results of operations for the year ended September 30, 2010, as a charge for impairment of goodwill and other intangible assets.

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
SEPTEMBER 30, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

We allocated the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,150,000 and have been and are being amortized over various lives between two to five years commencing April 2007 -  as of September 30, 2010 the assets with a useful life of two or three years (customer lists and the consulting and non-compete agreements) had been fully amortized and removed from our balance sheet.

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

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPO on November 22, 2010 and the expected next step is our filing of an appeal brief with the USPO, which is due on January 22, 2011, although extensions for this filing are available until June 22, 2011 with the payment of additional fees. After our appeal brief is filed, the USPO would be expected to file a response and following that, a decision would be made by a three member panel, either based on the filings or a hearing if requested by us. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2008. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values.  Based on these factors, we concluded that there was no impairment of the assets of EDNet as of that date. Although the first step of the two step testing process of the assets of Acquired Onstream and Infinite preliminarily indicated that the fair value of those intangible assets exceeded their recorded carrying value as of December 31, 2008, it was noted that as a result of the then recent substantial volatility in the capital markets, the price of our common stock and our market value had decreased significantly and as of December 31, 2008, our market capitalization, after appropriate adjustments for control premium and other considerations, was determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements). Based on this condition, and in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $5.5 million for the year ended September 30, 2009. As discussed above, this $5.5 million adjustment was determined to relate to $1.1 million of goodwill and intangible assets of Infinite, $100,000 of intangible assets of Auction Video and $4.3 million of goodwill of Acquired Onstream.

We also performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and as discussed above, in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $3.1 million.

As the result of the decline in the price of our common stock from $1.86 per share as of March 31, 2010 to $1.03 as of June 30, 2010, it appeared that our market value (after certain adjustments as discussed above) was probably less than our net book value as of June 30, 2010. However, we have concluded that the decline in market value as of June 30, 2010 was not of sufficient duration nor was it otherwise indicative of a triggering event that would require an interim impairment review. However, this decline continued after June 30, 2010 and resulted in a common stock price of $1.04 as of September 30, 2010 and $0.76 as of December 23, 2010.  As a result, we determined that it was appropriate for us to evaluate whether our goodwill and other intangible assets were impaired as of September 30, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

We performed impairment tests on Infinite, EDNet and Acquired Onstream as of September 30, 2010, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Infinite or EDNet as of that date. However, we determined that Acquired Onstream’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, and as discussed above, in accordance with the provisions of the Intangibles – Goodwill and Other topic of the ASC, we recorded a non-cash expense, for the impairment of our goodwill and other intangible assets, of $1.6 million, which combined with the adjustment described above, resulted in a total impairment expense of $4.7 million  for the year ended September 30, 2010.

The valuations of Infinite, EDNet and Acquired Onstream incorporate our management’s estimates of future sales and operating income, which estimates in the cases of Infinite and Acquired Onstream are dependent on products (audio and web conferencing and the DMSP, respectively) from which significant sales and/or sales increases may be required to support that valuation. Furthermore, even if our market value were to exceed our net book value in the future, annual reviews for impairment in future periods may result in future periodic write-downs.  Tests for impairment between annual tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of the net carrying amount.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30, 2010			September 30, 2009
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization		Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,367,283	$(9,596,497)	$770,786	$10,442,539	$	(9,079,681)	$1,362,858	1-5
DMSP	5,890,134	(5,113,292)	776,842	5,719,979		(4,791,517)	928,462	3-5
Other capitalized internal use software	1,840,136	(599,753)	1,240,383	1,215,401		(448,218)	767,183	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112		(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	540,669	(474,417)	66,252	475,857		(451,264)	24,593	2-7
Totals	$20,006,334	$(17,152,071)	$2,854,263	$19,221,888		$(16,138,792)	$3,083,096

Depreciation and amortization expense for property and equipment was approximately $1,298,000 and $2,227,000 for the years ended September 30, 2010 and 2009, respectively.

During the year ended September 30, 2010, we disposed of equipment having a historical cost and net book value of approximately $284,000 and zero, respectively. The proceeds from these disposals, as well as the gain or loss recognized, were immaterial.

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
SEPTEMBER 30, 2010

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

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

In connection with the development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $774,000 of employee compensation, payments to contract programmers and related costs as of September 30, 2010, including $314,000 capitalized during the year ended September 30, 2010, $274,000 during the year ended September 30, 2009 and $186,000 during the year ended September 30, 2008. As of September 30, 2010, approximately $680,000 of these Streaming Publisher costs had been placed in service and are being depreciated primarily over five years. The remainder of the costs not in service relate primarily to new versions and/or releases of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of September 30, 2010 includes approximately $583,000 of employee compensation and payments to contract programmers for the development of the MP365 platform, which will enable the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. Approximately $435,000 was capitalized during the year ended September 30, 2010 and $148,000 during the year ended September 30, 2009. This excludes related costs for the development of Streaming Publisher, as discussed above. $297,000 of these MP365 costs were first placed in service as of August 1, 2010. The remainder of the costs not in service relate primarily to new versions and/or releases of MP365 under development.

Other capitalized internal use software as of September 30, 2010 includes approximately $681,000 of employee compensation and other costs for the development of iEncode software, which runs on a self-administered, webcasting appliance that can be used anywhere to produce a live video webcast. Approximately $180,000 was capitalized during the year ended September 30, 2010, $288,000 during the year ended September 30, 2009 and $213,000 during the year ended September 30, 2008. As of September 30, 2010, $592,000 of these iEncode costs had been placed in service and are being depreciated over a five-year life. The remainder of the costs not in service relate primarily to new versions and/or releases of iEncode under development.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT

Debt includes convertible debentures, notes payable and capitalized lease obligations.

Convertible Debentures

Convertible debentures consist of the following as of September 30, 2010 and 2009, respectively:

	September 30, 2010	September 30, 2009
Equipment Notes	$1,000,000	$1,000,000
CCJ Note	200,000	-
Greenberg Note	159,000	-
Wilmington Notes	344,000	-
Lehmann Note	211,000	-
Rockridge Note (excluding portion classified under notes payable)	1,016,922	375,000
Total convertible debentures	2,930,922	1,375,000
Less: discount on convertible debentures	(488,497)	(265,417)
Convertible debentures, net of discount	2,442,425	1,109,583
Less: current portion, net of discount	(1,626,796)	-
Convertible debentures, net of current portion	$815,629	$1,109,583

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

In lieu of cash payments for interest previously due on these Equipment Notes, we elected to issue the following unregistered common shares to the Investors, which were recorded based on the fair value of those shares on the issuance date. The next interest due date, after October 31, 2010 which is reflected in the following table, is April 30, 2011.

Share issuance date	Number of unregistered common shares	Interest period	Interest if paid in cash	Fair value of shares at issuance
November 11, 2008	26,333	June - October 2008	$48,740	$69,520
May 21, 2009	49,098	Nov 2008 - April 2009	$60,000	$67,756
November 11, 2009	34,920	May - October 2009	$60,493	$67,040
April 30, 2010	44,369	Nov 2009 - April 2010	$59,507	$92,288
December 2, 2010	76,769	May - October 2010	$60,493	$73,698

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

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and are being amortized as interest expense over the three year term of the Equipment Notes. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment of interest is made in common shares instead of cash. The unamortized portion of this discount was $57,144 and $130,607 at September 30, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

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

On December 29, 2009, we entered into an agreement with CCJ whereby accrued interest on the above advance through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. This amendment also called for our cash payment of the previously accrued interest in the amount of $16,263 on or before January 31, 2011. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation).

In conjunction with and in consideration of the December 2009 note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share. In conjunction with and in consideration of the January 2011 note amendment, it was agreed that certain terms of  the 35,000 shares of Series A-13 held by CCJ at that date would be modified – see note 6.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note (continued)

The effective interest rate of the CCJ Note prior to the January 2011 amendment was approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares (see note 6), which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares (see note 6). Following the January 2011 amendment, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, to reflect the value of the increased value of common shares underlying the Series A-13 shares as a result of the modified terms as well as the increase in the periodic cash interest rate from 8% to 10% per annum. The effective rate of 78.5% per annum also includes 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms.

The unamortized portion of the debt discount, which will be amortized as interest expense over the remaining term of the CCJ Note, was $114,577 at September 30, 2010.

Greenberg Note

On January 13, 2010 we borrowed $250,000 from Greenberg Capital (“Greenberg”) under the terms of an unsecured subordinated convertible note (the “Greenberg Note”), which was repayable in principal installments of $13,000 per month beginning March 1, 2010. Although the note called for a final balloon payment on December 31, 2010, including remaining principal and all accrued but unpaid interest (at 10% per annum), it also provided that if we successfully concluded a subsequent financing of debt or equity in excess of $500,000 during the note term, the proceeds of such financing would be used to pay off any remaining balance. Accordingly, following the sale of common and preferred shares under the LPC Purchase Agreement (see note 6), we repaid the principal balance due under the Greenberg Note on October 1, 2010.

The Greenberg Note provided for (i) our issuance of 20,833 unregistered common shares upon receipt of the funds and our issuance of 20,833 unregistered common shares if the loan was still outstanding after 6 months (ii) our payment of $2,500 in legal fees incurred by Greenberg and (iii) the option to prepay up to $12,500 of interest in the form of shares, based on the weighted average share price for the five days prior, which we exercised by the issuance of 6,945 unregistered common shares. The second installment of 20,383 unregistered common shares, per item (i) above, was issued in July 2010.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Greenberg Note (continued)

The effective rate of the Greenberg Note was initially calculated to be approximately 50.7% per annum, assuming a one year loan term. The value of the 27,778 shares initially issued to Greenberg for fees and prepaid interest and the value of the 4,167 common shares issued to Triumph Small Cap Fund in consideration for the Letter, plus the $2,500 paid for legal fees, were reflected as a $60,999 discount against the Greenberg Note and were amortized as interest expense primarily over the initial six month term of the Greenberg Note. The value of the 20,383 shares issued to Greenberg for fees in July 2010 was reflected as a $19,583 discount against the Greenberg Note and was being amortized as interest expense through September 30, 2010 over the second six month term of the Greenberg Note. The unamortized portion of the debt discount was $9,911 at September 30, 2010, which was written off to interest expense upon the repayment of the loan on October 1, 2010.

The Greenberg Note was convertible into common stock at Greenberg’s option at a price equal to 85% of the weighted average share price for the five days prior to conversion, such conversion price to be no less than $2.40 per share.

Wilmington Notes

During February 2010 we borrowed an aggregate of $500,000 from three entities (the “Wilmington Investors”) under the terms of unsecured subordinated convertible notes (the “Wilmington Notes”), which were issued on a pari passu basis with the Greenberg Note and were repayable in aggregate principal installments of $26,000 per month beginning April 18, 2010. Although the note called for a final balloon payment on February 18, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum), it also provided that if we successfully concluded a subsequent financing of debt or equity in excess of $750,000 during the note term, the proceeds of such financing would be used to pay off any remaining balance. Accordingly, following the sale of common and preferred shares under the LPC Purchase Agreement (see note 6), we repaid the principal balance due under the Wilmington Notes on October 1, 2010 by a cash payment of $238,756 plus the issuance of 137,901 common shares, which cash and shares also included the settlement of all cash and non-cash interest and fees otherwise due.

The Wilmington Notes provided for (i) our issuance of an aggregate of 50,000 unregistered common shares upon receipt of the funds and our issuance of an aggregate 50,000 unregistered common shares if the loans were still outstanding after 6 months, (ii) our payment of $2,500 in legal fees incurred by the Wilmington Investors and (iii) our prepayment of the first six months of interest in the form of shares, based on our closing share price on the funding date of the Wilmington Notes. In the event the Wilmington Notes were prepaid after the first six months, the second tranche of 50,000 unregistered common shares would be cancelled on a pro-rata basis, to the extent the second six month time period had not elapsed at the time of such payoff. This second tranche of shares was not issued but instead was contemplated in the repayment of the notes as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Wilmington Notes (continued)

The effective rate of the Wilmington Notes was initially calculated to be approximately 83.9% per annum, assuming a six month loan term and excluding the finder’s fees payable by us to a third party in cash and equal to 7% of the borrowed amount. The value of the 58,049 shares initially issued to the Wilmington Investors for fees and prepaid interest plus the finder’s fees of $35,000 and the $2,500 obligation for legal fees, were reflected as a $199,443 discount against the Wilmington Notes and were amortized as interest expense primarily over the initial six month term of the Wilmington Notes. The unamortized portion of the debt discount was zero at September 30, 2010.

The Wilmington Notes were convertible into common stock at the option of each individual Wilmington Investor, based on our closing share price on the funding date of the Wilmington Notes, which was $2.76 with respect to $375,000 of the funding and $2.88 with respect to the balance.

Lehmann Note

On May 3, 2010 we closed on the borrowing of $250,000 from an individual (“Lehmann”) under the terms of an unsecured subordinated convertible note (the “Lehmann Note”), which is repayable in principal installments of $13,000 per month beginning July 3, 2010, with the final payment on May 3, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum).  The Lehmann Note is convertible into common stock at Lehmann’s option based on our closing share price on the funding date of the Lehmann Note, which was $2.04. $250,000 of the amount we borrowed under the Wilmington Notes in February 2010 (and which was fully repaid as of October 1, 2010) came from Lehmann.

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

The effective rate of the Lehmann Note is approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees payable by us to a third party in cash and equal to 7% of the borrowed amount. The value of the 43,142 shares initially issued to Lehmann for fees and prepaid interest plus the finder’s fees of $17,500, were reflected as a $105,509 discount against the Lehmann Note and is being amortized as interest expense primarily over the initial six month term of the Lehmann Note. The unamortized portion of the debt discount was $26,642 at September 30, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Lehmann Note (continued)

We may prepay the Lehmann Note at any time with ten days notice, provided that Lehmann may convert the outstanding balance to common shares during such ten day period. If we successfully conclude a financing of debt or equity in excess of $1,000,000 during the term of the Lehmann Note, the proceeds of such financing will be used to pay off the remaining balance of the Lehmann Note. Although the aggregate gross proceeds from the sale of common and preferred shares under the LPC Purchase Agreement exceeded $1,000,000 as of November 3, 2010, our position is that the sale of shares in October, November and December 2010 were separate financings from the initial sale of shares in September 2010 and since none of those financings were in excess of $1,000,000, early repayment of the Lehmann Note is not required.

In the event of a default, uncured after the notice provisions in the note, we will be obligated to pay Lehmann an additional 5% interest per month (based on the outstanding loan balance and pro-rated on a daily basis) until the default has been cured, payable in cash or unregistered common shares.

Rockridge Note

A portion of the Rockridge Note ($1,016,922 face value, which is $736,699 net, after deducting the applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under the non-current portion of Convertible Debentures, net of discount, on our September 30, 2010 balance sheet. This convertible portion was $375,000 ($240,190 net of discount) as of September 30, 2009.

Notes and Leases Payable

Notes and leases payable consist of the following as of September 30, 2010 and 2009, respectively:

	September 30, 2010	September 30, 2009
Line of Credit Arrangement	$1,637,150	$1,382,015
Rockridge Note (excluding portion classified under convertible debentures)	516,921	989,187
Capitalized equipment leases	27,328	142,924
Total notes and leases payable	2,181,399	2,514,126
Less: discount on notes payable	(143,085)	(393,174)
Less: consideration for funding commitment letters	(14,000)	-
Notes and leases payable, net of discount	2,024,314	2,120,952
Less: current portion, net of discount	(1,904,214)	(1,615,891)
Long term notes and leases payable, net of current portion	$120,100	$505,061

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year and a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2010. These origination and commitment fees (plus other fees paid to Lender) are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. The unamortized portion of this discount was zero and $37,082 as of September 30, 2010 and 2009, respectively.

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant. We are in compliance with this covenant as of September 30, 2010. The Lender must approve any additional debt incurred by us, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the Lender has approved the $1.0 million Equipment Notes we issued in June and July 2008, the $200,000 CCJ Note we issued in December 2009, the $250,000 Greenberg Note we issued in January 2010, the $500,000 Wilmington Notes we issued in February 2010 and the $250,000 Lehmann Note we issued in May 2010, all as discussed above, and the $2.0 million Rockridge Note we issued in April 2009 and amended in September 2009, as discussed below.

Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Rockridge Note, after giving effect to all borrowings under the Amendment and the Allonge, is repayable in equal monthly installments of $41,409 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable on the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. Monthly payments of $45,202 were made from November 14, 2009 through October 14, 2010, at which time the payment schedule was corrected to (i) omit the November 2010 payment and (ii) start with the new payment amount on December 14, 2010.

The Rockridge Agreement, as amended, also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted shares of our common stock (the “Shares”). The Rockridge Agreement provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). The closing ONSM share price was $0.76 per share on December 23, 2010.

Legal fees totaling $55,337 were paid or accrued by us in connection with the Rockridge Agreement. The 366,667 origination fee Shares discussed above are considered earned by Rockridge and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares plus the legal fees paid or accrued were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note. The unamortized portion of this discount was $423,308 and $490,902 as of September 30, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Rockridge Note (continued)

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, when it was reduced to approximately 28.0% per annum. These rates exclude the potential effect of a premium to market prices if the balloon payment is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement or the Amendment, as applicable.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date up to $500,000 (representing the current balloon payment of the outstanding principal of the Rockridge Note and which balloon payment was $375,000 as of September 30, 2009) may be converted into a number of restricted shares of our common stock. Upon notice from Rockridge at any time prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of our common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of our common stock.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Capitalized Equipment Leases

During July 2007, we entered into a capital lease for audio conferencing equipment, with an outstanding principal balance of zero and $109,151 as of September 30, 2010 and 2009, respectively. During January 2009, we entered into a capital lease for telephone equipment, which had an outstanding principal balance of $27,328 and $33,773 as of September 30, 2010 and 2009, respectively. The balance is payable in equal monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

Funding Commitment Letters

During December 2009, we received funding commitment letters (“Letters”) executed by certain entities agreeing to provide us funding within twenty days after our notice given on or before December 31, 2010. Funding under the Letters would be in exchange for our equity under mutually agreeable terms to be negotiated at the time of funding, or in the event such terms could not be reached, in the form of repayable debt subject to certain defined parameters. The value of shares issued as consideration for the Letters is reflected on our balance sheet as a reduction of the carrying value of notes payable, pending inclusion as part of the discount for any financing received in connection with the Letters and amortization as interest expense over the term of that financing. However, we do not expect to obtain financing under the Letters before they expire, and accordingly the $14,000 balance of this item on our balance sheet as of September 30, 2010 will be written off as interest expense as of December 31, 2010.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Narrowstep acquisition termination and litigation – On May 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Narrowstep, Inc. (“Narrowstep”). The terms of the Merger Agreement, as amended, allowed that if the acquisition did not close on or prior to November 30, 2008, the Merger Agreement could be terminated by either us or Narrowstep at any time after that date provided that the terminating party was not responsible for the delay. On March 18, 2009, we terminated the Merger Agreement and the acquisition of Narrowstep.

On December 1, 2009, Narrowstep filed a complaint against us in the Court of Chancery of the State of Delaware, alleging breach of contract, fraud and three additional counts and is seeking (i) $14 million in damages, (ii) reimbursement of an unspecified amount for all of its costs associated with the negotiation and drafting of the Merger Agreement, including but not limited to attorney and consulting fees, (iii) the return of Narrowstep’s equipment alleged to be in our possession, (iv) reimbursement of an unspecified amount for all of its attorneys fees, costs and interest associated with this action and (v) any further relief determined as fair by the court. After reviewing the complaint document, we have determined that Narrowstep had no basis in fact or in law for any claim and accordingly, this matter was not been reflected as a liability on our financial statements. On December 30, 2010 Narrowstep counsel advised the Court in writing that Narrowstep had reached an agreement in principle with us to dismiss their lawsuit with prejudice, provided that both parties executed a mutual release. Under this mutual release, which has been agreed to in principle by both parties but is still being finalized, no further actions will be filed against each other or affiliated parties in connection with this matter. This resolution of this matter will not have a material adverse impact on our future financial position or results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Other legal proceedings – We are involved in other litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

NASDAQ listing issues - The terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants), which we issued from December 2004 through April 2006, as well as common shares we issued during March and April 2007, contain penalty clauses if our common stock is not traded on NASDAQ or a similar national exchange, which is detailed under Registration Payment Arrangements below. Our access to funding under the LPC Purchase Agreement requires our common stock to be traded on NASDAQ or a similar national exchange. We have received letters from NASDAQ with respect to our non-compliance with two requirements necessary to maintain our current NASDAQ listing, as follows:

Share price requirement – On December 7, 2010, we received a letter from NASDAQ stating that we have 180 calendar days, or until June 6, 2011, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the preceding thirty consecutive business days. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the June 6, 2011 deadline. If we are not considered compliant by June 6, 2011, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and we provide written notice of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we will be granted an additional 180 calendar day compliance period. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.76 per share on December 23, 2010.

Minimum audit committee size requirement – On June 24, 2010, we received a letter from NASDAQ stating that we are currently not compliant with NASDAQ’s minimum audit committee size requirement of three independent members, as set forth in Listing Rule 5605 (c) (2) (a) (the “Audit Committee Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. Unless we regain compliance with the Audit Committee Rule as of the earlier of our next annual shareholders’ meeting or June 5, 2011, our common stock will be subject to immediate delisting.

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
SEPTEMBER 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

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

During March and April 2007, we sold 814,815 restricted common shares for total gross proceeds of approximately $11.0 million. These shares were included in a registration statement declared effective by the SEC on June 15, 2007.  We are required to maintain the effectiveness of this registration statement until the earlier of the date that (i) all of the shares have been sold, (ii) all the shares have been transferred to persons who may trade such shares without restriction (including our delivery of a new certificate or other evidence of ownership for such securities not bearing a restrictive legend) or (iii) all of the shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision (in the opinion of our counsel). In the event such effectiveness is not maintained or trading in the shares is suspended or if the shares are delisted for more than five (5) consecutive trading days then we are liable for a compensatory payment (pro rated on a daily basis) of one and one-half percent (1.5%) per month until the situation is cured, such payment based on the purchase price of the shares still held and provided that such payments may not exceed ten percent (10%) of the initial purchase price of the shares with respect to any one purchaser. Regardless of the above, we believe that the applicability of these provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

We have concluded that the arrangements discussed in the preceding three paragraphs are registration payment arrangements, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Equity subtopic) of the ASC. Based on our satisfactory recent history of maintaining the effectiveness of our registration statements and our NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of September 30, 2010, we have concluded that material payments under these registration payment arrangements are not probable and that no accrual related to them is necessary under the requirements of the Contingencies topic of the ASC.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Registration rights - We granted demand registration rights, effective six months from the date of a certain October 2006 convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 166,667 of the 282,416 total principal and interest shares issued in November and December 2006 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and we have not received any demand for the registration of the balance.

We granted a major shareholder demand registration rights, effective six months from the January 2007 modification date of a certain convertible note, for any unregistered common shares issuable thereunder. Upon such demand, we would have 60 days to file a registration statement, using our best efforts to promptly obtain the effectiveness of such registration statement. 130,765 of the 464,932 shares issued in March 2007 and subject to these rights were included in a registration statement declared effective by the SEC on June 15, 2007 and we have not received any demand for the registration of the balance.

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

We granted piggyback registration rights in connection with 47,500 shares and 25,000 options issued to consultants, as well as 29,167 warrants issued in connection with a financing prior to April 30, 2010, which shares and options were not included on the Shelf Registration declared effective by the SEC on that date – see note 1. As the 47,500 shares and the 29,167 warrants do not provide for damages or penalties in the event we do not comply with these registration rights, we have concluded that these rights do not constitute registration payment arrangements. Although the 25,000 options include cashless exercise rights until they are registered, and therefore do constitute registration payment arrangements, since the exercise price of $10.38 per share was significantly in excess of the market price of $1.04 per share as of September 30, 2010, we have concluded that no accrual related to these rights is necessary as of that date under the requirements of the Contingencies topic of the ASC.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

This program was subject only to the approval by our shareholders of a sufficient increase in the number of authorized 2007 Plan options, which occurred in the March 25, 2010 shareholder meeting. However, the granting and pricing of the above performance bonus options by the Board is still pending, subject to further discussions between the Board and the Executives. Furthermore, although the performance objectives were met for the third quarter of fiscal 2010, we have not recognized any related compensation expense on our financial statements as of September 30, 2010 since the amount is not yet determinable. However, we do not expect this compensation amount, once determined, to be material to our financial results.

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
SEPTEMBER 30, 2010

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

Other compensation – In addition to the 12% allocation of the Company Sale Price to the Executives, as discussed above, on August 11, 2009 our Compensation Committee determined that an additional three percent (3.0%) of the Company Sale Price would be allocated, on the same terms, with two percent (2.0%) allocated to the then four outside Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee, one-half percent (0.5%) allocated to one additional executive-level employee and the remaining one-half percent (0.5%) to be allocated by the Board and our management at a later date, which will be primarily to compensate other executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives. On June 5, 2010, one of the four outside Directors passed away and we are still in the process of evaluating independent candidates to fill the resulting Board vacancy.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Consultant contracts – We entered into a consulting contract, effective June 1, 2009, with an individual for executive management services to be performed for our Infinite and webcasting divisions. This contract calls for base compensation of $175,000, plus $25,000 commission, per year. In addition we pay a travel allowance of $5,000 per month for up to the first thirteen months and a one-time $15,000 moving expenses reimbursement. As part of the contract, we also granted a four-year term (from vesting) option to purchase 66,667 common ONSM shares, vesting over four years at 16,667 per year and exercisable at $3.00 per share - see note 8. The contract is renewable by mutual agreement of the parties with six months notice to the other. Termination of the contract without cause after the end of the two-year contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice.

We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after September 30, 2010 of approximately 145,000 unregistered shares and options to purchase approximately 300,000 common shares at $1.50 per share. The services related to these shares and options will be provided over periods up to 12 months, and will result in a professional fees expense of approximately $246,000 over that service period, based on the current $0.76 market value of an ONSM common share as of December 23, 2010.

Lease commitments – We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $56,000. The leases have expiration dates ranging from 2011 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2010. The monthly base rental is currently approximately $23,400 (including our share of property taxes and common area expenses). We are currently in negotiations to extend this lease for an additional three years, and have tentatively agreed to a starting monthly base rental of approximately $21,100 (including our share of property taxes and common area expenses), which would also be retroactive to September 15, 2009, plus two percent (2%) annual increases. The proposed extension would provide one two-year renewal option, with a three percent (3%) rent increase in year one.

The five-year operating lease for our office space in San Francisco expires July 31, 2015.  The monthly base rental (including month-to-month parking) is approximately $8,900 with annual increases up to 5.1%. The lease provides one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011, at our option, with six (6) months notice and a payment of no more than approximately $25,000.

The three-year operating lease for our Infinite Conferencing location in New Jersey expires October 31, 2012. The monthly base rental is approximately $10,800 with five percent (5%) annual increases. The lease provides one two-year renewal option, with no rent increase.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued) – The three-year operating lease for office space in New York City expires January 31, 2013, although both we and the landlord have the right to terminate the lease without penalty, upon nine (9) months notice given any time after February 1, 2011. The monthly base rental is approximately $12,000, with no increases.

The future minimum lease payments required under the non-cancelable leases (including the tentatively agreed on Pompano lease terms, as described above), plus the capital leases included in Notes Payable and more fully discussed in note 4, are as follows:

	Operating	Capital	All
Year Ending September 30:	Leases	Leases	Leases
2011	$613,546	$9,938	$623,484
2012	473,120	9,938	483,058
2013	272,174	9,938	282,112
2014	-	3,313	3,313
2015	-	-	-
Total minimum lease payments	$1,358,840	$33,127	$1,391,967
Less: amount representing interest		(5,798)
Present value of net minimum lease payments		$27,329
Less: current portion		(7,266)
Long-term portion		$20,063

In addition to the commitments listed above and which are not included in the above table, we also lease equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey; San Francisco, California and Colorado Springs, Colorado under varying terms resulting in an aggregate monthly payment of approximately $8,000. Total rental expense (including executory costs) for all operating leases was approximately $851,000 and $849,000 for the years ended September 30, 2010 and 2009, respectively.

Bandwidth and co-location facilities purchase commitments - We were a party to a bandwidth services agreement with a national CDN (content delivery network) provider, which expired on December 31, 2010, includes a minimum purchase commitment of approximately $200,000 per year (based on June 30 anniversary dates) and requires us to use that provider for at least 80% of our content delivery needs. We are in compliance with this agreement, based on comparing our purchases through September 30, 2010 to the corresponding pro-rata share of that commitment. We have also entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $365,000, such agreements expiring at various times through June 2013.

Phone system services commitment – We are a party to an agreement for services in connection with our internal corporate phone system, requiring monthly payments of approximately $2,600 per month for a three year period commencing August 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Effective January 1, 2008, we entered into an agreement with a major shareholder (in excess of 5% beneficial ONSM ownership) requiring the issuance of approximately 40,000 unregistered shares for financial consulting and advisory services, of which we recorded the issuance of 15,000 shares, and the related professional fee expense of approximately $70,000, for the year ended September 30, 2008.  As a result of an agreement signed in January 2009 between us and that shareholder canceling all previous and future compensation under that contract, we reflected the reversal of approximately $70,000 previously recorded professional fee expense, as well as a corresponding reduction of additional paid-in capital, for the year ended September 30, 2009.

During the year ended September 30, 2009, we issued (i) 153,811 unregistered common shares valued at approximately $294,000 (excluding the reduction for the cancellation of 15,000 previously recorded consulting shares as discussed above) and (ii) options to purchase our common shares valued at approximately $82,000, which shares and options will be recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. Except for options to purchase 1,389 shares valued at approximately $5,000 and issued to Mr. Leon Nowalsky, director, as compensation for services to be rendered by him in connection with his appointment to the Board, none of the other shares or options were issued to our directors or officers. 20,000 of the shares were issued to a major shareholder (in excess of 5% beneficial ONSM ownership) for investor relation and other consulting services.

During the year ended September 30, 2009, we issued 75,432 shares valued at approximately $137,000 in connection with interest on the Equipment Notes – see note 4.

During the year ended September 30, 2009, we issued 29,727 shares in connection with the conversion of Series A-10 preferred as well as 40,542 shares in payment of dividends on Series A-10 and Series A-12 preferred, both issuances discussed in more detail below.

During the year ended September 30, 2010, we issued (i) 345,862 unregistered common shares valued at approximately $639,000 and (ii) options to purchase our common shares valued at approximately $120,000, which shares and options will be recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. Other than options to purchase 19,982 shares at $9.42 per share issued to certain of our directors and valued at approximately $12,000 (see note 8), none of the other shares or options were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $796,000 and $383,000 for the years ended September 30, 2010 and 2009, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $125,000 in deferred equity compensation expense at September 30, 2010, to be amortized over the remaining periods of service of up to 11 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the year ended September 30, 2010, we issued shares and warrants for interest and fees on convertible debentures as follows - (i) 79,289 unregistered common shares valued at approximately $165,000 for interest on the Equipment Notes, (ii) 149,802 unregistered common shares valued at approximately $321,000 for prepaid interest and financing fees on the Greenberg Note, the Wilmington Notes and the Lehmann Note and (iii) warrants having a Black-Scholes value of approximately $32,000 in connection with the CCJ Note. See note 4.

During the year ended September 30, 2010, we issued 12,501 unregistered common shares valued at approximately $21,000 in connection with funding commitment letters (“Letters”) – see note 4. 41,667 of the 366,667 restricted shares payable to Rockridge as an origination fee (see note 4) related to borrowings during the year ended September 30, 2010 and were reflected as an approximately $95,000 increase in paid in capital for that period.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with warrants to purchase 540,000 of our common shares. In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received net proceeds of $873,750 from LPC in exchange for our issuance of the above shares and warrants. After deducting legal, accounting and other out-of-pocket costs incurred by us in connection with this transaction, the net cash proceeds were $824,044. See notes 6 and 8 for further details with respect to the Series A-14 and the warrants.

During the period from October 13, 2010 through January 5, 2011 LPC purchased an additional 405,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $336,000.  LPC has also committed to purchase, at our sole discretion, up to an additional 425,000 shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

In addition, we have agreed to use our best efforts to get, within 190 days from the date of the Purchase Agreement, shareholder approval to sell up to an additional 1,900,000 of our common shares to LPC, which upon such approval LPC has agreed to purchase, at our sole discretion and subject to the same restrictions and conditions in the Purchase Agreement.

The Purchase Agreement has a term of 25 months but may be terminated by us at any time after the first year at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

The shares of common stock sold and issued under the Purchase Agreement and the shares of common stock issuable upon conversion of Series A-14, were sold and issued pursuant to a prospectus supplement filed by us on September 24, 2010 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 1.6 million shares from our Shelf Registration.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, dated September 17, 2010, under which we agreed, among other things, to use our best efforts to keep the registration statement effective until the maturity date as defined in the Purchase Agreement and to indemnify LPC for certain liabilities in connection with the sale of the securities. Since there are no specified damages payable by us in the event of a default under the Registration Rights Agreement, we have determined that this is not a registration payment arrangement, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Equity subtopic) of the ASC.

During the year ended September 30, 2010, we issued 58,333 unregistered common shares in connection with the conversion of Series A-12, as discussed in more detail below.

Preferred Stock

As of September 30, 2009, the only preferred stock outstanding was Series A-12 Redeemable Convertible Preferred Stock (“Series A-12”). As of September 30, 2010, the only preferred stock outstanding was Series A-13 Convertible Preferred Stock (“Series A-13”) and Series A-14 Convertible Preferred Stock (“Series A-14”).

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-10 Convertible Preferred Stock (continued)

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

Series A-12 dividends were payable in advance in the form of ONSM common shares, using the average closing bid price of those shares for the five trading days immediately preceding the Series A-12 purchase closing date. Accordingly, we issued 39,216 common shares as payment of $64,000 dividends for the one year period ending December 31, 2009, which was recorded on our balance sheet as additional paid-in capital and discount and amortized as a dividend over the one-year term of the Series A-12.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $3.00 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $3.00 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion. As of September 30, 2010, we have accrued Series A-13 dividends through that date of $21,000, which are reflected as a current liability on our balance sheet.

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

35,000 shares of Series A-13 were outstanding as of September 30, 2010. We incurred $6,747 of legal fees and other expenses in connection with the issuance of these shares, which was recorded on our balance sheet as a discount and is being amortized as a dividend over the remaining term of the Series A-13.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock (continued)

In conjunction with and in consideration of January 2011 note transaction entered into by us with CCJ Trust, it was agreed that certain terms of the 35,000 shares of Series A-13 held by CCJ Trust at that date would be modified as follows -  the conversion rate to common shares, as well as the minimum conversion rate for payment of dividends in common shares, will be $2.00 per share, the maturity date will be December 31, 2012 and dividends will be paid quarterly, in cash or, at our option, in unregistered shares - see note 4. In addition it was agreed that $28,000 in A-13 dividends for calendar 2010 would be immediately paid by issuance of 14,000 unregistered common shares, using the minimum conversion rate of $2.00 per share.

Series A-14 Convertible Preferred Stock

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designations for the Series A-14 with the Florida Secretary of State. Series A-14 has a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share.  Series A-14 has a onetime 5% dividend paid in cash, on the first anniversary of the original issue date.  The holders of Series A-14 may convert, at the option of the holder and subject to certain limitations, each share of Series A-14 into one fully-paid, non-assessable share of our common stock.  Any shares of Series A-14 that are still outstanding as of second annual anniversary of the original issue date shall automatically be converted into our common shares, using the same ratio.  Series A-14 is senior to our common stock but subordinate to Series A-13 and the holders of Series A-14 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Series A-14 is redeemable at our option for $1.56 per share plus accrued but unpaid dividends, provided that the holder has the right to convert to common during a ten day notice period prior to such redemption.

As discussed above, on September 17, 2010, we entered into a Purchase Agreement whereby LPC agreed to an initial purchase of common stock plus shares of Series A-14. We issued 420,000 shares of Series A-14 to LPC on September 24, 2010. The shares issuable upon conversion of Series A-14 were registered for resale subject to the LPC Registration Rights Agreement.

The fair value of the warrants issued in connection with the Purchase Agreement was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and is being amortized as a dividend over the remaining term of the Series A-14. See Note 8 with respect to the recording of the warrants as a liability on our September 30, 2010 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

The number of shares of ONSM common stock that can be issued upon the conversion of Series A-14 is limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting division of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has its main sales facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City metropolitan area. All material sales, as well as property and equipment, are within the United States.  Detailed below are the results of operations by segment for the years ended September 30, 2010 and 2009, and total assets by segment as of the years then ended.

	For the years ended September 30,
	2010	2009
Revenue:
Digital Media Services Group	$7,861,118	$7,740,355
Audio and Web Conferencing Services Group	8,832,988	9,186,598
Total consolidated revenue	$16,694,106	$16,926,953

Segment operating income (loss):
Digital Media Services Group	1,868,112	1,155,918
Audio and Web Conferencing Services Group	2,432,394	2,535,433
Total segment operating income	4,300,506	3,691,351

Depreciation and amortization	(1,923,460)	(3,195,291)
Corporate and unallocated shared expenses	(5,732,814)	(5,765,798)
Write off deferred acquisition costs	-	(504,738)
Impairment loss on goodwill and other intangible assets	(4,700,000)	(5,500,000)
Other expense, net	(1,224,804)	(556,309)
Net loss	$(9,280,572)	$(11,830,785)

	September 30,
	2010	2009
Assets:
Digital Media Services Group	$6,320,046	$7,747,921
Audio and Web Conferencing Services Group	13,300,614	16,796,925
Corporate and unallocated	1,091,757	939,127
Total assets	$20,712,417	$25,483,973

Depreciation and amortization, as well as write off of deferred acquisition costs and impairment losses on goodwill and other intangible assets, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2010, we had issued options and warrants still outstanding to purchase up to 2,216,605 ONSM common shares, including 1,170,843 shares under Plan Options; 41,962 shares under Non-Plan Options to employees and directors; 310,322 shares under Non-Plan Options to financial consultants; and 693,479 shares under warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the years ended September 30, 2010 and 2009 is as follows:

	September 30, 2010		September 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,506,458	$7.92	1,350,500	$7.86
Granted during the period	124,884	$9.42	463,542	$8.52
Expired or forfeited during the period	(460,499)	$6.46	(307,584)	$8.76
Balance, end of the period	1,170,843	$8.62	1,506,458	$7.92

Exercisable at end of the period	1,019,454	$8.85	1,142,013	$8.16

We recognized compensation expense of approximately $816,000 and $1,128,000 for the years ended September 30, 2010 and 2009, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of September 30, 2010 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $700,000 of potential future compensation expense, which excludes approximately $9,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of September 30, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 1,170,843 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 2.4 years and are further described below.

Grant date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date
Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
Sept 2006	Directors and senior management	108,333	108,333	$4.26	Sept 2011
Sept 2006	Employees excluding senior management	96,166	96,166	$4.26	Sept 2011
March 2007	Employees excluding senior management	4,167	4,167	$13.68	March 2011
April 2007	Infinite Merger – see note 2	25,000	25,000	$15.00	April 2012
Sept 2007	Senior management employment contracts – see note 5	356,250	272,917	$10.38	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	8,333	8,333	$6.00	Dec 2011
Dec 2007	Employees excluding senior management	1,667	1,111	$6.00	Dec 2011
April 2008	Employees excluding senior management	2,500	1,666	$6.00	April 2012
May 2008	Infinite management consultant – see note 5	16,667	16,667	$6.00	May 2013
Aug 2008	Employees excluding senior management	67,500	67,500	$6.00	Aug 2012
May 2009	Infinite management consultant – see note 5	66,667	16,667	$3.00	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	50,000	33,334	$3.00	May 2013 – Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	83,449	83,449	$9.42	Aug 2014
Aug 2009	Director	926	926	$20.256	Aug 2014
Dec 2009	Directors and senior management	124,884	124,884	$9.42	Dec 2014
	Total common shares underlying Plan Options as of September 30, 2010	1,170,843	1,019,454

On August 11, 2009, our Compensation Committee granted 217,709 fully vested five-year Plan Options to certain executives, directors and other management in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by those individuals and expiring at various dates through December 2009, with no change in the exercise prices, which ranged from 9.42 to $20.256 per share and were all in excess of the market value of an ONSM share as of August 11, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation expense of approximately $191,000 for the year ended September 30, 2009, of which $177,000 was included as part of the total non-cash compensation expense of $1,128,000 discussed above and the remainder recognized as professional fees expense.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

On December 17, 2009, our Compensation Committee granted 124,884 fully vested five-year Plan Options to certain executives, directors and other management in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by those individuals and expiring in December 2009, with no change in the $9.42 exercise price, which was in excess of the market value of an ONSM share as of December 17, 2009. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation and professional fee expense aggregating approximately $77,000 for the year ended September 30, 2010, of which $65,000 was included as part of the total non-cash compensation expense of $816,000 discussed above and the remainder recognized as professional fees expense.

As of September 30, 2010, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 41,962 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire at various times from July 2012 to May 2013.

As of September 30, 2010, there were outstanding and fully vested Non-Plan Options issued to financial consultants for the purchase of 310,322 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Expiration Date

October 2009	75,000	$3.00	Oct 2013
July 2010	50,000	$6.00	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$3.00	Aug 2013
September 2009	8,333	$3.00	Sept 2013
Year ended September 30, 2009	25,000

October 2007	25,000	$10.38	Oct 2011
October 2007	16,667	$10.98	Oct 2011
Year ended September 30, 2008	41,667

October - December 2006	12,500	$6.00	Oct - Dec 2010
December 2006	6,667	$9.00	December 2010
January 2007	81,666	$14.76	Oct 2010 - Jan 2011
March 2007	3,531	$14.88	March 2012
Year ended September 30, 2007	104,364

March – September 2006	14,291	$6.30	March 2011
Year ended September 30, 2006	14,291

Total common shares underlying Non-Plan consultant options as of September 30, 2010	310,322

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2010, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 693,479 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date

LPC Purchase Agreement – September 2010 – see note 6	540,000	$2.00	September 2015
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Placement fees – common share offering – March and April 2007	57,037	$16.20	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	67,275	$9.00	March and April 2011

Total common shares underlying warrants as of September 30, 2010	693,479

With respect to the warrants issued in connection with the LPC Purchase Agreement, both the number of underlying shares as well as the exercise price are subject to adjustment in accordance with certain anti-dilution provisions. Due to the price-based anti-dilution protection provisions of these warrants (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $386,404 on our consolidated balance sheet as of September 30, 2010. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense. See note 1 – Effects of Recent Accounting Pronouncements.

The LPC warrants are not exercisable for the first six months after issuance and contain certain cashless exercise rights. The number of shares of ONSM common stock that can be issued upon the exercise of these warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.99% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (Liquidity - sale of common shares to LPC, funding commitment letter), 2 (Auction Video - patent filings), 4 (CCJ Note – modifications, Greenberg Note and Wilmington Notes - early repayment with cash and shares, Equipment Notes - shares issued for interest), 5 (Narrowstep litigation developments, NASDAQ listing issues) and 6 (Series A-13 – modifications) contain disclosure with respect to transactions occurring after September 30, 2010.