Form 10-Q
period 2010-12-31
Onstream Media CORP
filed 2011-02-14
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of February 4, 2011 the registrant had issued and outstanding 9,411,440 shares of common stock.

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements	4

Unaudited Consolidated Balance Sheet at December 31, 2010 and Consolidated Balance Sheet at September 30, 2010	4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2010 and 2009	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2010	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2010 and 2009	7 – 8

Notes to Unaudited Consolidated Financial Statements	9 – 54

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	55 – 72

Item 4 - Controls and Procedures	73

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	74

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3 – Defaults upon Senior Securities	75

Item 4 – Submission of Matters to a Vote of Security Holders	75

Item 5 – Other Information	75

Item 6 - Exhibits	75

Signatures	76

A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. Except as otherwise indicated, all related amounts reported in our consolidated financial statements and in this 10-Q including common share quantities, convertible debenture conversion prices and exercise prices of options and warrants, have been retroactively adjusted for the effect of this reverse stock split.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2010, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (unaudited)	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,708	$825,408
Accounts receivable, net of allowance for doubtful accounts of $359,739 and $363,973, respectively	2,486,899	2,805,420
Prepaid expenses	342,007	316,591
Inventories and other current assets	122,352	125,000
Total current assets	3,088,966	4,072,419
PROPERTY AND EQUIPMENT, net	2,824,947	2,854,263
INTANGIBLE ASSETS, net	1,160,942	1,284,524
GOODWILL, net	12,396,948	12,396,948
OTHER NON-CURRENT ASSETS	104,263	104,263
Total assets	$19,576,066	$20,712,417

LIABILITIES AND STOCKHOLDERS’EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,249,104	$2,553,366
Accrued liabilities	1,192,803	1,066,960
Amounts due to directors and officers	395,742	374,124
Deferred revenue	142,628	141,788
Notes and leases payable – current portion, net of discount	1,766,762	1,904,214
Convertible debentures, net of discount	1,134,102	1,626,796
Total current liabilities	6,881,141	7,667,248
Notes and leases payable, net of current portion and discount	101,137	120,100
Convertible debentures, net of discount	836,343	815,629
Detachable warrants, associated with sale of common shares and Series A-14 Preferred	247,743	386,404
Total liabilities	8,066,364	8,989,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 35,000 issued and outstanding	3	3
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, 420,000 issued and outstanding	42	42
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 8,976,740 and 8,384,570 issued and outstanding, respectively	898	838
Additional paid-in capital	136,151,674	135,453,812
Unamortized discount	(258,406)	(297,422)
Accumulated deficit	(124,384,509)	(123,434,237)
Total stockholders’ equity	11,509,702	11,723,036
Total liabilities and stockholders’ equity	$19,576,066	$20,712,417

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
	2010	2009
REVENUE:
DMSP and hosting	$488,809	$552,225
Webcasting	1,454,837	1,410,007
Audio and web conferencing	1,809,460	1,589,961
Network usage	465,120	456,213
Other	19,027	60,707
Total revenue	4,237,253	4,069,113

COSTS OF REVENUE:
DMSP and hosting	221,505	253,008
Webcasting	359,277	326,911
Audio and web conferencing	600,107	535,697
Network usage	208,706	187,642
Other	21,639	103,218
Total costs of revenue	1,411,234	1,406,476

GROSS MARGIN	2,826,019	2,662,637

OPERATING EXPENSES:
General and administrative:
Compensation	2,110,509	2,076,377
Professional fees	541,925	478,059
Other	530,814	545,293
Impairment loss on goodwill and other intangible assets	-	3,100,000
Depreciation and amortization	386,197	567,361
Total operating expenses	3,569,445	6,767,090

Loss from operations	(743,426)	(4,104,453)

OTHER EXPENSE, NET:
Interest expense	(300,340)	(235,400)
Gain for adjustment of derivative liability to fair value	138,661	-
Other income (expense), net	7,412	(1,188)

Total other expense, net	(154,267)	(236,588)

Net loss	$(897,693)	$(4,341,041)

Loss per share – basic and diluted:

Net loss per share	$(0.10)	$(0.58)

Weighted average shares of common stock outstanding – basic and diluted	8,742,092	7,430,814

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2010
(unaudited)

	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2010	35,000	$3	420,000	$42	8,384,570	$838	$135,453,812	$(297,422)	$(123,434,237)	$11,723,036
Issuance of common shares for consultant services	-	-	-	-	62,500	6	71,543	-	-	71,549
Issuance of options for employee services	-	-	-	-	-	-	176,612	-	-	176,612
Sale of common shares	-	-	-	-	315,000	32	268,013	-	-	268,045
Conversion of debt to common shares	-	-	-	-	137,901	14	110,307	-	-	110,321
Issuance of common shares for interest	-	-	-	-	76,769	8	71,387	-	-	71,395
Dividends on Series A-13	-	-	-	-	-	-	-	1,687	(8,687)	(7,000)
Dividends on Series A-14	-	-	-	-	-	-	-	37,329	(43,892)	(6,563)
Net loss	-	-	-	-	-	-	-	-	(897,693)	(897,693)

Balance, December 31, 2010	35,000	$3	420,000	$42	8,976,740	$898	$136,151,674	$(258,406)	$(124,384,509)	$11,509,702

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(897,693)	$(4,341,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on goodwill and other intangible assets	-	3,100,000
Gain for adjustment of derivative liability to fair value	(138,661)	-
Depreciation and amortization	386,197	567,361
Amortization of deferred professional fee expenses paid with equity	140,656	168,880
Compensation expenses paid with equity	226,134	261,613
Amortization of discount on convertible debentures	58,120	20,366
Amortization of discount on notes payable	61,906	54,178
Interest expense paid in common shares and options	40,902	37,040
Bad debt expense	(4,233)	21,082
Net cash used in operating activities, before changes in current assets and liabilities	(126,672)	(110,521)
Changes in current assets and liabilities:
Decrease (Increase) in accounts receivable	322,752	(397,660)
(Increase) Decrease in prepaid expenses	(94,522)	6,511
Decrease in inventories and other current assets	2,648	75,975
(Decrease) in accounts payable, accrued liabilities and amounts due to directors and officers	(184,315)	(95,730)
Increase (Decrease) in deferred revenue	840	(2,286)
Net cash used in operating activities	(79,269)	(523,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(233,299)	(262,594)
Net cash used in investing activities	(233,299)	(262,594)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued)

	Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of expenses	$268,045	$-
Proceeds from notes payable, net of expenses	112,484	581,633
Proceeds from convertible debentures	-	125,000
Repayment of notes and leases payable	(318,906)	(130,424)
Repayment of convertible debentures	(436,755)	-
Net cash (used in) provided by financing activities	(375,132)	576,209

NET DECREASE IN CASH AND CASH EQUIVALENTS	(687,700)	(210,096)

CASH AND CASH EQUIVALENTS, beginning of period	825,408	541,206

CASH AND CASH EQUIVALENTS, end of period	$137,708	$331,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$139,412	$123,816

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares and options for consultant services	$71,549	$256,944
Issuance of options for employee services	$176,612	$261,613
Issuance of common shares and warrants for interest and fees	$71,395	$99,558
Issuance of common shares upon debt conversion	$110,321	$-
Issuance of right to obtain common shares for financing fees	$-	$95,000
Issuance of A-13 preferred shares for A-12 preferred shares	$-	$350,000
Issuance of common shares for A-12 preferred shares	$-	$350,000
Conversion of short-term advance to convertible debenture	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Onstream Media Corporation (“we” or "Onstream" or "ONSM"), organized in 1993, is a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.

The Digital Media Services Group consists primarily of our Webcasting division, our DMSP (“Digital Media Services Platform”) division and our MP365 (“MarketPlace365”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.

The Webcasting division, which operates primarily from Pompano Beach, Florida and has its main sales facility in New York City, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. The Webcasting division generates revenue primarily through production and distribution fees.

The DMSP division, which operates primarily from Colorado Springs, Colorado, provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. The DMSP division generates revenues primarily from monthly subscription fees, plus charges for hosting, storage and professional services. Our UGC division, which also operates as Auction Video (see note 2) and operates primarily from Colorado Springs, Colorado, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. The Smart Encoding division, which operates primarily from San Francisco, California, provides both automated and manual encoding and editorial services for processing digital media. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP.

The MP365 division, which operates primarily from Pompano Beach, Florida with additional operations in San Francisco, California, enables publishers, associations, tradeshow promoters and entrepreneurs to self-deploy their own online virtual marketplaces using the MarketPlace365TM platform. The MP365 division generates revenues primarily from monthly booth fees charged to MP365 promoters.

The Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division and our EDNet division. Our Infinite division, which operates primarily from the New York City area, generates revenues from usage charges and fees for other services provided in connection with “reservationless” and operator-assisted audio and web conferencing services – see note 2.

The EDNet division, which operates primarily from San Francisco, California, provides connectivity (in the form of high quality audio, compressed video and multimedia data communications) within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. EDNet generates revenues primarily from network access and usage fees as well as sale, rental and installation of equipment.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $124.4 million as of December 31, 2010. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2010, we had a net loss of approximately $9.3 million, although cash used in operations for that period was approximately $197,000. For the three months ended December 31, 2010, we had a net loss of approximately $898,000, although cash used in operations for that period was approximately $79,000. Although we had cash of approximately $138,000 at December 31, 2010, our working capital was a deficit of approximately $3.8 million at that date.

We have estimated that we would require an approximately 7-8% increase in our consolidated revenues, as compared to our revenues for the twelve months ended September 30, 2010, in order to adequately fund our anticipated operating cash expenditures for the twelve months ending September 30, 2011 (including cash interest expense and a basic level of capital expenditures).  Due to seasonality, this increase would be accomplished if we were to achieve average quarterly revenues during the twelve months ending September 30, 2011 equivalent to the revenues for the third quarter of fiscal 2010. We have estimated that, in addition to this revenue increase, we will also require additional debt or equity financing of approximately $1.5 to $2.0 million (in addition to recent sales of common shares discussed below) over the twelve months ending September 30, 2011 to satisfy principal repayments due against existing debt as well as past due trade payables that we believe are necessary to pay to continue our operations. However, approximately $1.0 million of this $1.5 to $2.0 million (related to the repayment of the Equipment Notes – see note 4) would not be required until June 2011.

If we were to achieve revenue increases in excess of this 7-8%, or if any of our lenders elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $1.5 to $2.0 million. However, if we did not achieve these revenue increases, or if our operating expenses, cash interest or capital expenditures were higher than anticipated over the twelve months ending September 30, 2011, the required financing could be greater than this $1.5 to $2.0 million.

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
DECEMBER 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares, and 1.6 million common shares (including those issuable upon conversion of the preferred shares) were included in a prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. On September 24, 2010, we received $824,044 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). During the three months ended December 31, 2010, LPC purchased an additional 315,000 shares of our common stock under that Purchase Agreement for net proceeds of $268,045.  During the period from January 1, 2011 through February 4, 2011 LPC purchased an additional 225,000 shares of our common stock under that Purchase Agreement for net proceeds of $185,526. LPC has also committed to purchase, at our sole discretion, up to an additional 290,000 shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share.

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

On January 4, 2011, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”) irrevocably agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2011, aggregate cash funding of up to $500,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2012 and (b) our issuance of 1 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, this Funding Letter will be terminated.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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
DECEMBER 31, 2010

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

Effective October 1, 2008, we adopted the provisions of the Fair Values Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”), with respect to our financial assets and liabilities, identified based on the definition of a financial instrument contained in the Financial Instruments topic of the ASC. This definition includes a contract that imposes a contractual obligation on us to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. We have determined that the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note and the Equipment Notes discussed in note 4 and the redeemable portion of the Series A-12 (preferred stock) are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC. This is further discussed in “Effects of Recent Accounting Pronouncements” below.

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
DECEMBER 31, 2010

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

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 as of September 30, 2009, December 31, 2009, September 30, 2010 or December 31, 2010 (to the extent each of those liabilities were outstanding on each of those dates) and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the three months ended December 31, 2010 and 2009, respectively.

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
DECEMBER 31, 2010

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
DECEMBER 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues from sales of goods and services are recognized when (i) persuasive evidence of an arrangement between us and the customer exists, (ii) the goods or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31, 2010 and September 30, 2010 was immaterial in relation to our recorded liabilities at those dates.

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
DECEMBER 31, 2010

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

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and included in Professional Fees and Other General and Administrative Operating Expenses, were approximately $202,000 and $80,000 for the three months ended December 31, 2010 and 2009, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

We have approximately $93 million in Federal net operating loss carryforwards as of December 31, 2010, approximately $8 million which expire in fiscal years 2011 through 2012 and approximately $85 million which expire in fiscal years 2018 through 2030.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $93 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $35.0 million as of December 31, 2010, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the three months ended December 31, 2010 and 2009.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of December 31 and September 30, 2010, respectively, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the three months ended December 31, 2010 and 2009. The tax year ending September 30, 2005 as well as the tax years ending September 30, 2007 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the three months ended December 31, 2010 and 2009, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding – see discussion of reverse stock split above.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 2,172,439 and 2,169,008 at December 31, 2010 and 2009, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 116,667 shares of ONSM common stock (175,000 shares based on the January 2011 amendment – see note 6), (ii) 420,000 shares of Series A-14 Convertible Preferred Stock which could potentially convert into 420,000 shares of ONSM common stock (iii) $1,000,000 of convertible notes which in aggregate could potentially convert into up to 208,333 shares of our common stock (excluding interest), (iv) the right to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) the $996,334 convertible portion of the Rockridge Note which could have potentially converted into up to 415,139 shares of our common stock, (vi) the $200,000 CCJ Note, which could have potentially converted into up to 66,667 shares of our common stock (100,000 shares based on the January 2011 amendment – see note 4) and (vii) the $172,000 outstanding balance of the Lehmann Note, which could have potentially converted into up to 84,314 shares of our common stock (and was repaid by the issuance of 200,000 common shares in January 2011 – see note 4).

Furthermore, if we were to sell all or substantially all of our assets prior to the repayment of the Rockridge Note, the remaining outstanding principal amount of the Rockridge Note could be converted into restricted shares of our common stock, which would have been 208,606 shares as of December 31, 2010 (in addition to the 415,139 shares noted above).

The potential dilutive effects of the following convertible securities outstanding at December 31, 2009 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 which could have potentially converted into 116,667 shares of ONSM common stock, (ii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest), (iii) the right to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (iv) the $500,000 convertible portion of the Rockridge Note which could have potentially converted into up to 208,333 shares of our common stock and (v) the $200,000 CCJ Note, which could have potentially converted into up to 66,667 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $797,000 and $779,000 as of December 31 and September 30, 2010, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “2007 Plan”) for our employees. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended December 31, 2010 and 2009 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. There were no Plan options granted during the three months ended December 30, 2010. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was approximately 88%, the risk-free interest rate was approximately 2.5% and the expected term was approximately 5 years.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the three months ended December 31, 2010. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was approximately 91 to 97%, the risk-free interest rate was approximately 1.9% to 2.6% and the expected term was 4 to 5 years.

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
DECEMBER 31, 2010

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2010. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of December 31, 2010 and the results of our operations and cash flows for the three months ended December 31, 2010 and 2009. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2011.

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
DECEMBER 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

The Business Combinations topic of the ASC establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  Certain provisions of this guidance were first effective for our fiscal year beginning October 1, 2009, although they did not have a material impact on our financial position, results of operations or cash flows.

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
DECEMBER 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASC update number 2009-14 -Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“Update 2009-14”) and ASC update number 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). As summarized in Update 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in Update 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. These requirements were effective for our fiscal year ended September 30, 2011 and were adopted by us accordingly, on a prospective basis. These requirements are not expected to have a material impact on our financial position or results of operation.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	December 31, 2010			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$8,600,887	$-	$8,600,887
Acquired Onstream	2,521,401	-	2,521,401	2,521,401	-	2,521,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	12,396,948	-	12,396,948	12,396,948	-	12,396,948

Acquisition-related intangible assets (items listed are those remaining on our books as of December 31, 2010):
Infinite Conferencing - customer lists, trademarks and URLs	3,181,197	(2,134,028)	1,047,169	3,181,197	(2,021,321)	1,159,876
Auction Video - patent pending	327,025	(213,252)	113,773	321,815	(197,167)	124,648
Total intangible assets	3,508,222	(2,347,280)	1,160,942	3,503,012	(2,218,488)	1,284,524

Total goodwill and other acquisition-related intangible assets	$15,905,170	$(2,347,280)	$13,557,890	$15,899,960	$(2,218,488)	$13,681,472

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
DECEMBER 31, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

The fair value of certain intangible assets (internally developed software, customer lists, trademarks, URLs (internet domain names), favorable contractual terms and employment and non-compete agreements) acquired as part of the Infinite Merger was determined by our management at the time of the merger. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to six years immediately following the merger on a stand-alone basis without regard to the Infinite Merger, as projected by our management and Infinite’s management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. We have been and are amortizing these assets over useful lives ranging from 3 to 6 years - as of September 30, 2010 the assets with a useful life of three years (favorable contractual terms and employment and non-compete agreements) had been fully amortized and removed from our balance sheet.

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. This initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million as of that date.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. Furthermore, as discussed in “Testing for Impairment” below, the Infinite goodwill was determined to be further impaired as of December 31, 2009 and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million as of that date. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. These adjustments, totaling $3.1 million, were reflected in our results of operations for the three months ended December 31, 2009, as a charge for impairment of goodwill and other intangible assets.

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
DECEMBER 31, 2010

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

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPO on November 22, 2010 and we filed an appeal brief with the USPO on February 9, 2011. The USPO has until approximately April 9, 2011 to file their response, after which a decision would be made as to our appeal by a three member panel, either based on the filings or a hearing if requested by us. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

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
DECEMBER 31, 2010

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. This initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date. Furthermore, as discussed in “Testing for Impairment” below, the Acquired Onstream goodwill was determined to be further impaired as of September 30, 2010 and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million as of that date.

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
DECEMBER 31, 2010

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, a $3.1 million adjustment was made to reduce the carrying value of goodwill as of that date, which we reflected as a non-cash expense for the three months ended December 31, 2009.

As the result of the decline in the price of our common stock from $1.86 per share as of March 31, 2010 to $1.03 as of June 30, 2010, it appeared that our market value (after appropriate adjustments for control premium and other considerations) was probably less than our net book value as of June 30, 2010. However, we concluded that the decline in market value as of June 30, 2010 was not of sufficient duration nor was it otherwise indicative of a triggering event that would require an interim impairment review. However, this decline continued after June 30, 2010 and resulted in a common stock price of $1.04 as of September 30, 2010 (and $0.76 as of December 23, 2010).  As a result, we determined that it was appropriate for us to evaluate whether our goodwill and other intangible assets were impaired as of September 30, 2010. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of September 30, 2010, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Infinite or EDNet as of that date. However, we determined that Acquired Onstream’s goodwill was impaired as of that date and based on that condition, a $1.6 million adjustment was made to reduce the carrying value of goodwill as of that date.

The market price of our common stock increased from $0.76 as of December 23, 2010 to $0.80 as of December 31, 2010 and $1.06 as of February 4, 2011. Based on this recovery of the market value of our stock as compared to the valuations that were considered as part of the September 30, 2010 valuation, we have concluded that there are no triggering events that would require an interim impairment review as of December 31, 2010.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31, 2010				September 30, 2010
	Historical Cost	Accumulated Depreciation and Amortization		Net Book Value	Historical Cost	Accumulated Depreciation and Amortization		Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,409,469	$	(9,736,909)	$672,560	$10,367,283	$	(9,596,497)	$770,786	1-5
DMSP	5,916,435		(5,168,493)	747,942	5,890,134		(5,113,292)	776,842	3-5
Other capitalized internal use software	1,994,938		(654,873)	1,340,065	1,840,136		(599,753)	1,240,383	3-5
Travel video library	1,368,112		(1,368,112)	-	1,368,112		(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	545,470		(481,090)	64,380	540,669		(474,417)	66,252	2-7
Totals	$20,234,424		$(17,409,477)	$2,824,947	$20,006,334		$(17,152,071)	$2,854,263

Depreciation and amortization expense for property and equipment was approximately $257,000 and $365,000 for the three months ended December 31, 2010 and 2009, respectively.

As part of the Onstream Merger (see note 2), we became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, albeit after further extensive design and re-engineering by us, led to the DMSP. This platform was the primary asset included in our purchase of Acquired Onstream, and was recorded at an initial amount of approximately $2.7 million. The SAIC contract terminated by mutual agreement of the parties on June 30, 2008. Although cancellation of the contract released SAIC to offer what was identified as the “Onstream Media Solution” directly or indirectly to third parties, we do not expect this right to result in a material adverse impact on future DMSP sales.

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
DECEMBER 31, 2010

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

In connection with the development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $799,000 of employee compensation, payments to contract programmers and related costs as of December 31, 2010, including $25,000 capitalized during the three months ended December 31, 2010, $314,000 during the year ended September 30, 2010, $274,000 during the year ended September 30, 2009 and $186,000 during the year ended September 30, 2008. As of December 31, 2010, approximately $724,000 of these Streaming Publisher costs had been placed in service and are being depreciated primarily over five years. The remainder of the costs not in service relate primarily to new versions and/or releases of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of December 31, 2010 includes approximately $705,000 of employee compensation and payments to contract programmers for the development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. Approximately $122,000 was capitalized during the three months ended December 31, 2010, $435,000 during the year ended September 30, 2010 and $148,000 during the year ended September 30, 2009. This excludes related costs for the development of Streaming Publisher, as discussed above. $297,000 of these MP365 costs were first placed in service as of August 1, 2010. The remainder of the costs not in service relate primarily to new versions and/or releases of MP365 under development.

Other capitalized internal use software as of December 31, 2010 includes approximately $711,000 of employee compensation and other costs for the development of iEncode software, which runs on a self-administered, webcasting appliance that can be used anywhere to produce a live video webcast. Approximately $30,000 was capitalized during the three months ended December 31, 2010, $180,000 was during the year ended September 30, 2010, $288,000 during the year ended September 30, 2009 and $213,000 during the year ended September 30, 2008. As of December 31, 2010, $592,000 of these iEncode costs had been placed in service and are being depreciated over five years. The remainder of the costs not in service relate primarily to new versions and/or releases of iEncode under development.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4: DEBT

Debt includes convertible debentures, notes payable and capitalized lease obligations.

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2010	September 30, 2010
Equipment Notes	$1,000,000	$1,000,000
CCJ Note	200,000	200,000
Greenberg Note	-	159,000
Wilmington Notes	-	344,000
Lehmann Note	172,000	211,000
Rockridge Note (excluding portion classified under notes payable)	996,334	1,016,922
Total convertible debentures	2,368,334	2,930,922
Less: discount on convertible debentures	(397,889)	(488,497)
Convertible debentures, net of discount	1,970,445	2,442,425
Less: current portion, net of discount	(1,134,102)	(1,626,796)
Convertible debentures, net of current portion	$836,343	$815,629

Equipment Notes

During the period from June 3, 2008 through July 8, 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. This included $50,000 received from CCJ Trust (“CCJ”). CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ. We issued notes to those Investors (the “Equipment Notes”), which mature on June 3, 2011 and are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan.

The Investors initially received 1,667 restricted ONSM common shares for each $100,000 lent to us, and also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

In lieu of cash payments for interest previously due on these Equipment Notes, we elected to issue the following unregistered common shares to the Investors, which were recorded based on the fair value of those shares on the issuance date. The next interest due date is April 30, 2011.

Share issuance date	Number of unregistered common shares	Interest period	Interest if paid in cash	Fair value of shares at issuance
November 11, 2008	26,333	June - October 2008	$48,740	$69,520
May 21, 2009	49,098	Nov 2008 - April 2009	$60,000	$67,756
November 11, 2009	34,920	May - October 2009	$60,493	$67,040
April 30, 2010	44,369	Nov 2009 - April 2010	$59,507	$92,288
December 2, 2010	76,769	May - October 2010	$60,493	$71,395

We may prepay the Equipment Notes at any time upon ten (10) days' prior written notice to the Investors during which time any or all of the Investors may choose to convert the Equipment Notes held by them.  In the event of such repayment, all interest accrued and due for the remaining unexpired loan period is due and payable and may be paid in cash or restricted ONSM common shares in accordance with the above formula.

The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. Investors holding in excess of 50% of the outstanding principal amount of the Equipment Notes may declare a default and may take steps to amend or otherwise modify the terms of the Equipment Notes and related security agreement.

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and are being amortized as interest expense over the three year term of the Equipment Notes. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment of interest is made in common shares instead of cash. The unamortized portion of this discount was $38,778 and $57,144 at December 31 and September 30, 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note

On December 29, 2009, we entered into an agreement with CCJ whereby a previously received $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. This amendment also called for our cash payment of the previously accrued interest in the amount of $16,263 on or before January 31, 2011. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation).

In conjunction with and in consideration of the December 29, 2009 note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share. In conjunction with and in consideration of the January 2011 note amendment, it was agreed that certain terms of the 35,000 shares of Series A-13 held by CCJ at that date would be modified – see note 6.

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

The unamortized portion of the debt discount, which is being amortized as interest expense over the original four-year term of the CCJ Note, was $105,763 and $114,577 at December 31 and September 30, 2010, respectively. Effective January 2011, the remaining unamortized discount, plus additional discount arising from the modified terms, will be amortized as interest expense over the modified two-year term of the CCJ Note.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Greenberg Note

On January 13, 2010 we borrowed $250,000 from Greenberg Capital (“Greenberg”) under the terms of an unsecured subordinated convertible note (the “Greenberg Note”), which was repayable in principal installments of $13,000 per month beginning March 1, 2010. Although the note called for a final balloon payment on December 31, 2010, including remaining principal and all accrued but unpaid interest (at 10% per annum), it also provided that if we successfully concluded a subsequent financing of debt or equity in excess of $500,000 during the note term, the proceeds of such financing would be used to pay off any remaining balance. Accordingly, following the sale of common and preferred shares under the LPC Purchase Agreement (see note 1), we repaid the $159,000 principal balance due under the Greenberg Note in cash on October 1, 2010. The unamortized portion of the debt discount was $9,911 at September 30, 2010, which was written off to interest expense upon the repayment of the loan on October 1, 2010.

Wilmington Notes

During February 2010 we borrowed an aggregate of $500,000 from three entities (the “Wilmington Investors”) under the terms of unsecured subordinated convertible notes (the “Wilmington Notes”), which were issued on a pari passu basis with the Greenberg Note and were repayable in aggregate principal installments of $26,000 per month beginning April 18, 2010. Although the notes called for final balloon payments on February 18, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum), they also provided that if we successfully concluded a subsequent financing of debt or equity in excess of $750,000 during the note term, the proceeds of such financing would be used to pay off any remaining balances. Accordingly, following the sale of common and preferred shares under the LPC Purchase Agreement (see note 1), we repaid the $344,000 principal balance due under the Wilmington Notes on October 1, 2010 by a cash payment of $238,756 plus the issuance of 137,901 common shares, which cash and shares also included the settlement of all cash and non-cash interest and fees otherwise due.

Lehmann Note

On May 3, 2010 we borrowed $250,000 from an individual (“Lehmann”) under the terms of an unsecured subordinated convertible note (the “Lehmann Note”), which was repayable in principal installments of $13,000 per month beginning July 3, 2010. Although the note called for a final balloon payment on May 3, 2011, including remaining principal and all accrued but unpaid interest (at 10% per annum), it also provided that if we successfully concluded a subsequent financing of debt or equity in excess of $1,000,000 during the note term, the proceeds of such financing would be used to pay off any remaining balance. Accordingly, following the sale of common and preferred shares under the LPC Purchase Agreement (see note 1), we repaid the $172,000 principal balance due under the Lehmann Note on January 13, 2011 by the issuance of 200,000 common shares, which shares also included the settlement of all cash and non-cash interest and fees otherwise due, except as otherwise stated below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Lehmann Note (continued)

The Lehmann Note provided for (i) our prepayment of the first six months of interest in the form of shares, based on our closing share price on the funding date of the Lehmann Note, (ii) our issuance of 37,500 unregistered common shares upon receipt of the funds and (iii) our issuance of 25,000 unregistered common shares if the loan was still outstanding after 6 months, although in the event the Lehmann Note was prepaid after the first six months, the second tranche of 25,000 unregistered common shares would be cancelled on a pro-rata basis, to the extent the second six month time period had not elapsed at the time of such payoff. We did not issue the second tranche of 25,000 shares but we did issue the pro-rata earned portion, 9,600 shares, at the time of the January 13, 2011 payoff.

The effective rate of the Lehmann Note was approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees payable by us to a third party in cash and equal to 7% of the borrowed amount. The value of the 43,142 shares initially issued to Lehmann for fees and prepaid interest plus the finder’s fees of $17,500, were reflected as a $105,509 discount against the Lehmann Note and was being amortized as interest expense primarily over the initial six month term of the Lehmann Note. The unamortized portion of the debt discount was $5,613 and $26,642 at December 31 and September 30, 2010, respectively.

The Lehmann Note was convertible into common stock at Lehmann’s option based on our closing share price on the funding date of the Lehmann Note, which was $2.04.

Rockridge Note

A portion of the Rockridge Note ($996,334 face value, which is $748,599 net, after deducting the applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under the non-current portion of Convertible Debentures, net of discount, on our December 31, 2010 balance sheet. This convertible portion was $1,016,922 ($736,699 net of discount) as of September 30, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	December 31, 2010	September 30, 2010
Line of Credit Arrangement	$1,497,108	$1,637,150
Rockridge Note (excluding portion classified under convertible debentures)	496,334	516,921
Capitalized equipment leases	25,599	27,328
Total notes and leases payable	2,019,041	2,181,399
Less: discount on notes payable	(151,142)	(143,085)
Less: consideration for funding commitment letters	-	(14,000)
Notes and leases payable, net of discount	1,867,899	2,024,314
Less: current portion, net of discount	(1,766,762)	(1,904,214)
Long term notes and leases payable, net of current portion	$101,137	$120,100

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

We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year, a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit and a commitment fee of $20,000 in December 2010 related to the continuation of the Line for an additional year. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2011. These origination and commitment fees (plus other fees paid to Lender) are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. The unamortized portion of this discount was $18,636 and zero as of December 31 and September 30, 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. We were in compliance with this Covenant for the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. Calculated strictly on this basis, we were in compliance with the Covenant for the three months ended December 31, 2010. The Lender has raised the question as to whether the net income or loss used in the Covenant calculation should also be adjusted to remove non-cash revenues (i.e. the $138,661 gain for adjustment of derivative liability to fair value). Although an adjustment for non-cash revenues is not specified in the applicable loan documents, if this adjustment to remove non-cash revenues were made, we would not be in compliance with that Covenant for the quarter ended December 31, 2010. In its February 14, 2011 communication to us, the Lender indicated that it believed that we had failed to comply with the Covenant and that it would construe such situation to be a default if not corrected within 30 days. The Lender also indicated that, while it reserves all its rights and remedies provided in the loan agreement, it is not their intention to accelerate the repayment of this loan.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Rockridge Note (continued)

The Rockridge Note had an outstanding principal balance of $1,492,668 and $1,533,843 at December 31 and September 30, 2010, respectively. The note is repayable in equal monthly installments of $41,409 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable on the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. Monthly payments of $45,202 were made from November 14, 2009 through October 14, 2010, at which time the payment schedule was corrected to (i) omit the November 2010 payment and (ii) start with the new payment amount on December 14, 2010.

The Rockridge Agreement, as amended, also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted shares of our common stock (the “Shares”). The Rockridge Agreement provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements as of December 31, 2010, since we believe that the variables affecting any eventual liability cannot be reasonably estimated. However, if the closing ONSM share price of $1.06 per share on February 4, 2011 was used as a basis of calculation, the required payment would be approximately $59,000.

Legal fees totaling $55,337 were paid or accrued by us in connection with the Rockridge Agreement. The 366,667 origination fee Shares discussed above are considered earned by Rockridge and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares plus the legal fees paid or accrued were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note. The unamortized portion of this discount was $380,241 and $423,308 as of December 31 and September 30, 2010, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Rockridge Note (continued)

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date up to $500,000, representing the current balloon payment, may be converted into a number of restricted shares of our common stock. Upon notice from Rockridge at any time prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of our common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of our common stock.

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

Capitalized Equipment Leases

We are obligated under a capital lease for telephone equipment, with an outstanding principal balance of $25,599 and $27,328 as of December 31 and September 30, 2010, respectively. The balance is payable in monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

Funding Commitment Letters

During 2009, we received funding commitment letters (“Letters”) from certain entities agreeing to provide us funding under certain terms on or before December 31, 2010. The value of shares issued as consideration for the Letters was reflected on our balance sheet as a reduction of the carrying value of notes payable, pending inclusion as part of discount for any connected financing. However, we did not obtain financing under the Letters before they expired and accordingly this $14,000 balance on our September 30, 2010 balance sheet was written off as interest expense for the three months ended December 31, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

NASDAQ listing compliance issue - On June 24, 2010, we received a letter from NASDAQ stating that we are currently not compliant with NASDAQ’s minimum audit committee size requirement of three independent members, as set forth in Listing Rule 5605 (c) (2) (a) (the “Audit Committee Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. Unless we regain compliance with the Audit Committee Rule as of the earlier of our next annual shareholders’ meeting or June 5, 2011, our common stock will be subject to immediate delisting. However, during the compliance period, our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

NASDAQ listing compliance issue (continued) - Our past operations have been financed primarily through the issuance of equity and debt and our access to funding under the LPC Purchase Agreement requires our common stock to be traded on NASDAQ or a similar national exchange. However, based on our satisfactory recent history of maintaining the effectiveness of our registration statements and our NASDAQ listing, as well as stockholders’ equity in excess of the NASDAQ listing standards as of December 31, 2010, we have concluded that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

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
DECEMBER 31, 2010

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

On January 14, 2011 our Compensation Committee agreed that it would approve amendments to the executive employment agreements, as well as amending the same terms as applicable to the Board members (see below), allowing for all or part of such compensation to be paid in shares at the recipient’s option, at any time if our stock is trading above $6.00 per share, without requiring that we be sold. The issuance of such shares would be to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals.

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
DECEMBER 31, 2010

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

We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after December 31, 2010 of approximately 151,000 unregistered shares and options to purchase approximately 300,000 common shares at $1.50 per share. The services related to these shares and options will be provided over periods up to 12 months, and will result in a professional fees expense of approximately $359,000 over that service period, based on the $1.06 market value of an ONSM common share as of February 4, 2011.

Lease commitments – We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $57,000. The leases have expiration dates ranging from 2011 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. The future minimum lease payments required under the non-cancelable portion of these leases (including the tentatively agreed on Pompano lease terms, as described below), is approximately $1,199,000. In addition to these commitments, we also lease equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey; San Francisco, California and Colorado Springs, Colorado under varying terms. An aggregate approximately $8,000 per month related to these facilities is classified by us as rental expense with the balance of our payments to these facilities classified as costs of sales – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $208,000 and $203,000 for the three months ended December 31, 2010 and 2009, respectively.

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
DECEMBER 31, 2010

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued) – The three-year operating lease for our Infinite Conferencing location in New Jersey expires October 31, 2012. The monthly base rental is approximately $11,400 with five percent (5%) annual increases. The lease provides one two-year renewal option, with no rent increase.

The three-year operating lease for office space in New York City expires January 31, 2013, although both we and the landlord have the right to terminate the lease without penalty, upon nine (9) months notice given any time after February 1, 2011. The monthly base rental is approximately $12,000, with no increases.

Bandwidth and co-location facilities purchase commitments - We were a party to a bandwidth services agreement with a national CDN (content delivery network) provider, which expired on December 31, 2010, and included a minimum purchase commitment of approximately $200,000 per year (based on June 30 anniversary dates) and required us to use that provider for at least 80% of our content delivery needs. We were in compliance with this agreement, based on comparing our purchases through December 31, 2010 to the corresponding pro-rata share of that commitment. We have also entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $310,000, such agreements expiring at various times through June 2013.

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

During the three months ended December 31, 2010, we issued 62,500 unregistered common shares valued at approximately $72,000, which shares will be recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 6 months. None of these shares were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $141,000 and $169,000 for the three months ended December 31, 2010 and 2009, respectively.

As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $56,000 in deferred equity compensation expense at December 31, 2010, to be amortized over the remaining periods of service of up to 8 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with warrants to purchase 540,000 of our common shares. In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received $824,044 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). See notes 6 and 8 for further details with respect to the Series A-14 and the warrants.

During the three months ended December 31, 2010 LPC purchased an additional 315,000 shares of our common stock under that Purchase Agreement for net proceeds of $268,045.  During the period from January 1, 2011 through February 4, 2011 LPC purchased an additional 225,000 shares of our common stock under that Purchase Agreement for net proceeds of $185,526. LPC has also committed to purchase, at our sole discretion, up to an additional 290,000 shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share.

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
DECEMBER 31, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

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

On October 1, 2010 we repaid the $344,000 principal balance due under the Wilmington Notes by a cash payment of $238,756 plus the issuance of 137,901 common shares valued at approximately $110,000, which cash and shares also included the settlement of all cash and non-cash interest and fees otherwise due – see note 4.

On December 2, 2010, we issued 76,769 unregistered common shares for interest on the Equipment Notes, valued at approximately $71,000 - see note 4.

Preferred Stock

As of December 31 and September 30, 2010, the only preferred stock outstanding was Series A-13 Convertible Preferred Stock (“Series A-13”) and Series A-14 Convertible Preferred Stock (“Series A-14”).

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $3.00 per common share (to be modified to $2.00 per share per January 2011 agreement – see below). Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are declared quarterly but are payable at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $3.00 per share (to be modified to $2.00 per share per January 2011 agreement – see below) or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion. As of December 31, 2010, we have accrued Series A-13 dividends of $28,000, which are reflected as a current liability on our balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock (continued)

Any shares of Series A-13 that are still outstanding as of December 31, 2011 (to be modified to December 31, 2012 per January 2011 agreement – see below) will automatically convert into our common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $9.00 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is subordinate to Series A-12 (which is no longer outstanding) but is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

35,000 shares of Series A-13 were outstanding as of December 31 and September 30, 2010. We incurred $6,747 of legal fees and other expenses in connection with the issuance of these shares, which was recorded on our balance sheet as a discount and was amortized as a dividend over the first year of the term of the Series A-13. The unamortized portion of the discount was zero and $1,687 at December 31 and September 30, 2010, respectively.

In conjunction with and in consideration of January 2011 note transaction entered into by us with CCJ Trust (see note 4), it was agreed that certain terms of the 35,000 shares of Series A-13 held by CCJ Trust at that date would be modified as follows - the conversion rate to common shares, as well as the minimum conversion rate for payment of dividends in common shares, will be $2.00 per share, the maturity date will be December 31, 2012 and dividends will be paid quarterly, in cash or, at our option, in unregistered shares. In addition it was agreed that $28,000 in Series A-13 dividends for calendar 2010 would be paid by issuance of 14,000 unregistered common shares, using the minimum conversion rate of $2.00 per share.

Series A-14 Convertible Preferred Stock

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designations for the Series A-14 with the Florida Secretary of State. Series A-14 has a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share.  Series A-14 has a onetime 5% dividend payable in cash on the first anniversary of the original issue date. As of December 31, 2010, we have accrued Series A-14 dividends of approximately $7,100, which are reflected as a current liability on our balance sheet.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-14 Convertible Preferred Stock (continued)

As discussed above, on September 17, 2010, we entered into a Purchase Agreement whereby LPC agreed to an initial purchase of common stock plus shares of Series A-14. We issued 420,000 shares of Series A-14 to LPC on September 24, 2010. The shares issuable upon conversion of Series A-14 were registered for resale subject to the LPC Registration Rights Agreement.

The fair value of the warrants issued in connection with the Purchase Agreement was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and is being amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was $258,406 and $295,735 at December 31 and September 30, 2010, respectively. See Note 8 with respect to the recording of the warrants as a liability on our December 31 and September 30, 2010 balance sheets.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has its main sales facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area. All material sales, as well as property and equipment, are within the United States.  Detailed below are the results of operations by segment for the three months ended December 31, 2010 and 2009, and total assets by segment as of December 31 and September 30, 2010, respectively.

	For the three months ended
	December 31,
	2010	2009
Revenue:
Digital Media Services Group	$1,949,633	$1,994,563
Audio and Web Conferencing Services Group	2,287,620	2,074,550
Total consolidated revenue	$4,237,253	$4,069,113

Segment operating income:
Digital Media Services Group	396,820	568,494
Audio and Web Conferencing Services Group	589,700	460,760
Total segment operating income	986,520	1,029,254

Depreciation and amortization	(386,197)	(567,361)
Corporate and unallocated shared expenses	(1,343,749)	(1,466,346)
Impairment loss on goodwill and other intangible assets	-	(3,100,000)
Other expense, net	(154,267)	(236,588)
Net loss	$(897,693)	$(4,341,041)

	December 31,	September 30,
	2010	2010
Assets:
Digital Media Services Group	$6,289,800	$6,320,046
Audio and Web Conferencing Services Group	12,923,086	13,300,614
Corporate and unallocated	363,180	1,091,757
Total assets	$19,576,066	$20,712,417

Depreciation and amortization, as well as other expense, net, and impairment loss on goodwill and other intangible assets, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2010, we had issued options and warrants still outstanding to purchase up to 2,172,439 ONSM common shares, including 1,165,843 shares under Plan Options; 41,962 shares under Non-Plan Options to employees and directors; 271,155 shares under Non-Plan Options to financial consultants; and 693,479 shares under warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the three months ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,170,843	$8.62
Granted during the period	-	$-
Expired or forfeited during the period	(5,000)	$6.00
Balance, end of the period	1,165,843	$8.63

Exercisable at end of the period	1,015,010	$8.86

We recognized compensation expense of approximately $177,000 and $262,000 for the three months ended December 31, 2010 and 2009, respectively, related to Plan Options granted to employees and vesting during those periods. The unvested portion of Plan Options outstanding as of December 31, 2010 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $543,000 of potential future compensation expense, which excludes approximately $165,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of December 31, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 1,165,843 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 2.2 years and are further described below.

Grant date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date
Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
Sept 2006	Directors and senior management	108,333	108,333	$4.26	Sept 2011
Sept 2006	Employees excluding senior management	96,166	96,166	$4.26	Sept 2011
March 2007	Employees excluding senior management	4,167	4,167	$13.68	March 2011
April 2007	Infinite Merger – see note 2	25,000	25,000	$15.00	April 2012
Sept 2007	Senior management employment contracts – see note 5	356,250	272,917	$10.38	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	8,333	8,333	$6.00	Dec 2011
Dec 2007	Employees excluding senior management	1,667	1,667	$6.00	Dec 2011
April 2008	Employees excluding senior management	2,500	1,666	$6.00	April 2012
May 2008	Infinite management consultant – see note 5	16,667	16,667	$6.00	May 2013
Aug 2008	Employees excluding senior management	62,500	62,500	$6.00	Aug 2012
May 2009	Infinite management consultant – see note 5	66,667	16,667	$3.00	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	50,000	33,334	$3.00	May 2013 – Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	83,449	83,449	$9.42	Aug 2014
Aug 2009	Director	926	926	$20.256	Aug 2014
Dec 2009	Directors and senior management	124,884	124,884	$9.42	Dec 2014
	Total common shares underlying Plan Options as of December 31, 2010	1,165,843	1,015,010

On January 14, 2011 our Compensation Committee awarded 983,400 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. The Black-Scholes valuation of this grant is approximately $803,000, which will be recognized as non-cash compensation expense over the two year service period starting in January 2011. Our Compensation Committee also instructed management to include a request for additional authorized 2007 Plan shares in the next shareholder proxy, and approved that the above grant be augmented by an equal number of options issued to the same recipients, using the same strike price as the basic grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2010, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 41,962 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire at various times from July 2012 to May 2013.

As of December 31, 2010, there were outstanding and fully vested Non-Plan Options issued to financial consultants for the purchase of 271,155 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Expiration Date

October 2009	75,000	$3.00	Oct 2013
July 2010	50,000	$6.00	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$3.00	Aug 2013
September 2009	8,333	$3.00	Sept 2013
Year ended September 30, 2009	25,000

October 2007	25,000	$10.38	Oct 2011
October 2007	16,667	$10.98	Oct 2011
Year ended September 30, 2008	41,667

January 2007	61,666	$14.76	Jan 2011
March 2007	3,531	$14.88	March 2012
Year ended September 30, 2007	65,197

March – September 2006	14,291	$6.30	March 2011
Year ended September 30, 2006	14,291

Total common shares underlying Non-Plan consultant options as of December 31, 2010	271,155

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2010, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 693,479 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date

LPC Purchase Agreement – September 2010 – see note 6	540,000	$1.98	September 2015
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Placement fees – common share offering – March and April 2007	57,037	$16.20	March and April 2012
8% Subordinated Convertible Debentures – March and April 2006	67,275	$9.00	March and April 2011

Total common shares underlying warrants as of December 31, 2010	693,479

With respect to the warrants issued in connection with the LPC Purchase Agreement, both the number of underlying shares as well as the exercise price are subject to adjustment in accordance with certain anti-dilution provisions. As a result of the effective conversion price of our common shares issued to retire a portion of the Wilmington Notes (see note 4), the exercise price of these LPC warrants was adjusted from $2.00 to approximately $1.98 as of December 31, 2010. As a result of the effective conversion price of our common shares issued to retire the Lehmann Note (see note 4), the exercise price of these LPC warrants was adjusted from approximately $1.98 to approximately $1.96 in January 2011. Due to the price-based anti-dilution protection provisions of these warrants (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $247,743 and $386,404 on our consolidated balance sheets as of December 31 and September 30, 2010, respectively. The $138,661 decrease in the fair value of this liability was reflected as other income in our consolidated statement of operations for the three months ended December 31, 2010. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense. See note 1 – Effects of Recent Accounting Pronouncements.

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
DECEMBER 31, 2010

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (Liquidity - sale of common shares to LPC, funding commitment letter), 2 (Auction Video - patent filings), 4 (CCJ Note – modifications, Lehmann Note - early repayment with shares, Line – covenant compliance issues), 5 (Employment contracts and severance - modifications), 6 (Series A-13 modifications) and 8 (Plan Options granted, adjustment of exercise price of LPC warrants) contain disclosure with respect to transactions occurring after December 31, 2010.

On January 28, 2011 we received a letter from The NASDAQ Stock Market (“NASDAQ”), stating that as a result of our common stock closing at a bid price of $1.00 per share or more for the ten consecutive business days ended January 27, 2011, we were considered in compliance with Listing Rule 5550 (a)(2)(a). Compliance with this minimum bid price and other NASDAQ Listing Rules is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. Onstream does not currently comply with NASDAQ Listing Rule 5605 (c) (2) (A), related to the number of independent Audit Committee members – see note 5.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 96 full time employees as of February 4, 2011, with operations organized in two main operating groups:

•	Digital Media Services Group
•	Audio and Web Conferencing Services Group

Our Digital Media Services Group consists primarily of our Webcasting division, our DMSP (“Digital Media Services Platform”) division and our MP365 (“MarketPlace365”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.

Our Webcasting division, which operates primarily from Pompano Beach, Florida and has its main sales facility in New York City, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity.  Our DMSP division, which operates primarily from Colorado Springs, Colorado, provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video and operates primarily from Colorado Springs, Colorado, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. Our Smart Encoding division, which operates primarily from San Francisco, California, provides both automated and manual encoding and editorial services for processing digital media. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP.

Our MP365 division, which operates primarily from Pompano Beach, Florida with additional operations in San Francisco, California, enables publishers, associations, tradeshow promoters and entrepreneurs to self-deploy their own online virtual marketplaces using the MarketPlace365TM platform.

Our Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division and our EDNet division. Our Infinite division operates primarily from the New York City area and provides “reservationless” and operator-assisted audio and web conferencing services. Our EDNet division, which operates primarily from San Francisco, California, provides connectivity (in the form of high quality audio, compressed video and multimedia data communications) within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

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

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with warrants to purchase 540,000 of our common shares.  In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received net proceeds of $873,750 from LPC in exchange for our issuance of the above shares and warrants. In accordance with the Purchase Agreement, LPC also committed to purchase, at our sole discretion, up to an additional 830,000 shares of our common stock in installments over the term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. During the period from October 1, 2010 through February 4, 2011 LPC purchased an additional 540,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $454,000, leaving a remaining commitment to purchase 290,000 additional common shares.

From January through May 2010 we borrowed an aggregate of $1.0 million from four individual investors under the terms of unsecured subordinated convertible notes. The remaining principal balance of these notes was $714,000 as of September 30, 2010, $503,000 of which was satisfied by us on October 1, 2010 by the payment of cash and the issuance of common shares and the remaining principal balance of $211,000 satisfied by monthly principal payments during the three months ended December 31, 2010 plus the issuance of common shares during January 2011.

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

On January 28, 2011 we received a letter from NASDAQ stating that as a result of our common stock closing at a bid price of $1.00 per share or more for the ten consecutive business days ended January 27, 2011, we were considered in compliance with Listing Rule 5550 (a)(2)(a). We had previously been out of compliance with the minimum bid price requirements set forth in this listing rule, for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market.

Revenue Recognition

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) the goods or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

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

Results of Operations

Our consolidated net loss for the three months ended December 31, 2010 was approximately $898,000 ($0.10 loss per share) as compared to a loss of approximately $4.3 million ($0.58 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $3.4 million (79%). The decreased net loss was primarily due to a $3.1 million non-cash charge for the impairment of goodwill and other intangible assets in the first quarter of the prior fiscal year, versus no such charge in the first quarter of the current fiscal year. We accelerated the most recent annual valuation of our goodwill and intangible assets from the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, and as a result of that valuation we recorded a $1.6 million charge for the impairment of goodwill, which was reflected in our results for the three months ended September 30, 2010.

The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended December 31,
	2010	2009
Revenue:

DMSP and hosting	11.5%	13.6%
Webcasting	34.3	34.7
Audio and web conferencing	42.7	39.1
Network usage	11.0	11.2
Other	0.5	1.4
Total revenue	100.0%	100.0%

Costs of revenue:

DMSP and hosting	5.2%	6.2%
Webcasting	8.5	8.0
Audio and web conferencing	14.2	13.2
Network usage	4.9	4.6
Other	0.5	2.6
Total costs of revenue	33.3%	34.6%

Gross margin	66.7%	65.4%

Operating expenses:
Compensation	49.8%	51.0%
Professional fees	12.8	11.8
Other general and administrative	12.5	13.4
Impairment loss on goodwill and other intangible assets	-	76.2
Depreciation and amortization	9.1	13.9
Total operating expenses	84.2%	166.3%

Loss from operations	(17.5)%	(100.9)%

Other expense, net:
Interest expense	(7.2)%	(5.8)%
Gain for adjustment of derivative liability to fair value	3.3	-
Other income (expense), net	0.2	-
Total other expense, net	(3.7)%	(5.8)%

Net loss	(21.2)%	(106.7)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent

Total revenue	$4,237,253	$4,069,113	$168,140	4.1%
Total costs of revenue	1,411,234	1,406,476	4,758	0.3%
Gross margin	2,826,019	2,662,637	163,382	6.1%

General and administrative expenses	3,183,248	3,099,729	83,519	2.7%
Impairment loss on goodwill and other intangible assets	-	3,100,000	(3,100,000)	(100.0)%
Depreciation and amortization	386,197	567,361	(181,164)	(31.9)%
Total operating expenses	3,569,445	6,767,090	(3,197,645)	(47.3)%

Loss from operations	(743, 426)	(4,104,453)	(3,361,027)	(81.9)%

Other expense, net	(154,267)	(236,588)	(82,321)	(34.8)%

Net loss	$(897,693)	$(4,341,041)	$(3,443,348)	(79.3)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.2 million for the three months ended December 31, 2010, an increase of approximately $168,000 (4.1%) from the prior fiscal year, due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $2.3 million for the three months ended December 31, 2010, an increase of approximately $213,000 (10.3%) from the corresponding period of the prior fiscal year. This increase was primarily a result of increased audio conferencing revenues in the Infinite division.

The number of minutes billed by the Infinite division was approximately 24.3 million for the three months ended December 31, 2010, as compared to approximately 20.3 million minutes billed for the corresponding period of the prior fiscal year. However, the average revenue per minute was approximately 7.5 cents for the three months ended December 31, 2010, as compared to approximately 7.9 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

For some time the Infinite division sales force has been focusing on entering into agreements with organizations with resources to provide Infinite’s audio and web conferencing services to certain targeted groups. This included agreements with Proforma, a leading provider of graphic communications solutions, a reseller agreement with Copper Conferencing, a leading, carrier-class conferencing services provider for small and medium-sized businesses, a master agency agreement with Presidio Networked Solutions, a systems integrator and a collaboration with PeerPort to launch WebMeet Community, an integrated suite of virtual collaboration services. In March 2010 we announced the expansion of Infinite’s alliance with BT Conferencing by providing a jointly developed conferencing platform to Infinite’s reservationless client base. Although these relationships and initiatives are important as a basis for building future sales, in some cases we expect a lead time of a year or longer before they are reflected in actual recorded sales. We believe that the current levels of Infinite division revenues are a reflection of these and other sales initiatives.

We expect the above trend to continue and accordingly we expect the fiscal 2011 revenues of the Audio and Web Conferencing Services Group (for the year as a whole) to exceed the fiscal 2010 amounts, although this increase cannot be assured.

Digital Media Services Group revenues were approximately $1.9 million for the three months ended December 31, 2010, a decrease of approximately $45,000 (2.3%) from the corresponding period of the prior fiscal year. This decrease was primarily due to an approximately $63,000 (11.5%) net decrease in DMSP and hosting revenues from the corresponding period of the prior fiscal year. This decrease in DMSP and hosting revenues included (i) an approximately $41,000 decrease in hosting and bandwidth charges to certain larger DMSP customers serviced by our Smart Encoding division and (ii) an approximately $22,000 decrease in the DMSP division’s revenues from its “Store and Stream” and “Streaming Publisher” products.

As of December 31, 2010, we had 347 monthly recurring subscribers to the “Store and Stream” and/or “Streaming Publisher” applications of the DMSP, which applications were developed as a focused interface for small to medium business (SMB) clients, as compared to 344 subscribers as of December 31, 2009. Including large DMSP hosting customers supported by our Smart Encoding Division, these customer counts were 357 and 363, respectively.

We expect this DMSP customer base to grow, especially as a result of the launch of MP365 discussed below. In addition to the “Store and Stream” and “Streaming Publisher” applications of the DMSP, we are continuing to work with several entities assisting us in the deployment via the DMSP of enabling technologies necessary to create social networks with integrated professional and user generated multimedia content.

One of the key components of our March 2007 acquisition of Auction Video was the video ingestion and flash transcoder, already integrated at the time into the DMSP as an integral component of the services offered to social network providers and other User Generated Video (UGV) applications. Auction Video’s technology may be used in various applications such as online Yellow Pages listings, delivering video to mobile phones, multi-level marketing and online newspaper classified advertisements, and can also provide for direct input from webcams and other imaging equipment. In addition, our Auction Video service was approved by eBay to provide video hosting services for eBay users and PowerSellers (high volume users of eBay). The Auction Video acquisition was another strategic step in providing a complete range of enabling, turnkey technologies for our clients to facilitate “video on the web” applications, which we believe will make the DMSP a more competitive option as an increasing number of companies look to enhance their web presence with digital rich media and social applications.

In addition to the beneficial effect of the Auction Video technology on DMSP revenues, we believe that our ownership of that technology will provide us with other revenue opportunities, including software sales and licensing fees, although the timing and amount of these revenues cannot be assured. In March 2008 we retained the law firm of Hunton & Williams to assist in expediting the patent approval process and helping protect our rights related to our patent pending UGV technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, are being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPO on November 22, 2010 and we filed an appeal brief with the USPO on February 9, 2011. The USPO has until approximately April 9, 2011 to file their response, after which a decision would be made as to our appeal by a three member panel, either based on the filings or a hearing if requested by us. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

Webcasting revenues increased by approximately $45,000 (3.2%) for the three months ended December 31, 2010 as compared to the corresponding period of the prior fiscal year. The number of webcasts produced, approximately 1,900 for the three months ended December 31, 2010, was approximately equal to the number of webcasts produced during the corresponding period of the prior fiscal year and the average revenue per webcast event of approximately $774 for the three months ended December 31, 2010 was approximately equal to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

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

We recognized aggregate revenues for the above government-related contracts of approximately $136,000 and $65,000 for the three months ended December 31, 2010 and 2009, respectively, which represents a 109.2% increase. We recognized aggregate revenues for the above government-related contracts of approximately $509,000 and $322,000 for the years ended September 30, 2010 and 2009, respectively, which represents a 58.1% increase. Our financial statements for these periods include webcasting revenues from government related business not included in these numbers, as these numbers only relate to the specific government related contracts that we have publicly announced, as listed above.

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

During fiscal 2009, we began the development of the MarketPlace365™ (MP365) platform, which enables the creation of on-line virtual marketplaces, trade shows and social communities, with the goal of generating business leads for our customers, the MP365 site promoters. There are currently four active MP365 promoter sites – SUBWAY (a private marketplace for internal use by SUBWAY vendors, franchisees and staff and the first site launched in July 2010), Home Service Expo (a general public accessible marketplace providing services for homeowners in the Dade, Broward and Palm Beach counties of Florida launched in November 2010), Green Light Expo (a general public accessible global products and services expo targeting all things green for lifestyle and business applications launched in November 2010) and ProActive Capital Forum (general public accessible and believed to be the first 24/7/365 financial tradeshow concentrating on companies in the life-sciences and  technology areas launched in November 2010). Fred DeLuca, co-founder and co-owner of SUBWAY and active in the management of that company, is one of our major shareholders and also controls Rockridge Capital Holdings, LLC, an entity to which we owe approximately $1.5 million as of December 31, 2010 and which debt is convertible into shares of our common stock under certain conditions. The promoter of Green Light Expo’s MP365 site is also affiliated with SUBWAY.

In addition to the four active marketplaces, we have signed MP365 promoter contracts for another 20 marketplaces, several of which we expect will launch and become active in the coming weeks and months. In addition, we have entered into several MP365 agent agreements, including the following:

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

Due to the anticipated increase in webcasting revenues, as well as our anticipation of meaningful revenues in fiscal 2011 from the recently launched MP365 platform, both as discussed above, we expect the fiscal 2011 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, although such increase cannot be assured.

Consolidated gross margin was approximately $2.8 million for the three months ended December 31, 2010, an increase of approximately $163,000 (6.1%) from the corresponding period of the prior fiscal year. This increase was primarily due to approximately $142,000 additional gross margin from the Audio and Web Conferencing Services Group, corresponding to the $213,000 increase in Audio and Web Conferencing Services Group revenues as discussed above. Our consolidated gross margin percentage was 66.7% for the three months ended December 31, 2010, versus 65.4% for the corresponding period of the prior fiscal year.

Based on our expectation that the fiscal 2011 revenues of both the Audio and Web Conferencing Services Group and the Digital Media Services Group (for the year as a whole) will exceed the corresponding fiscal 2010 amounts, as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2011 (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, although such increase cannot be assured. However, it is possible that gross margin as a percentage of the related revenue for fiscal year 2011 may be lower than such percentage for fiscal year 2010, since (i) we expect continued price pressure in fiscal 2011, as compared to fiscal 2010, arising from competition in all of our major product lines and (ii) it is possible that the Infinite division’s cost of sales, on a per-minute basis, may increase in fiscal 2011, as compared to fiscal 2010, in order for us to attract larger customers by increasing the reliability of the subcontractors supporting our service offerings.

Operating Expenses

Consolidated operating expenses were approximately $3.6 million for the three months ended December 31, 2010, a decrease of approximately $3.2 million (47.3%) from the corresponding period of the prior fiscal year, primarily due to a $3.1 million non-cash charge for the impairment of goodwill and other intangible assets in the first quarter of the prior fiscal year, versus no such charge in the first quarter of the current fiscal year. We accelerated the most recent annual valuation of our goodwill and intangible assets from the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, and as a result of that valuation we recorded a $1.6 million charge for the impairment of goodwill, which was reflected in our results for the three months ended September 30, 2010.

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

The decrease in depreciation and amortization expense for the three months ended December 31, 2010 of approximately $181,000 was 31.9% of that expense for the corresponding period of the prior fiscal year. This decrease is primarily due to (i) an approximately $93,000 reduction of depreciation expense related to certain equipment and purchased software reaching the end of the useful lives assigned to them for book depreciation purposes, (ii) an approximately $74,000 reduction of amortization expense related to certain intangible assets as a result of the impairment losses we recorded during the year ended September 30, 2010, which were recorded as a reduction of the historical depreciable cost basis of those assets as of those dates, as well as certain intangible assets reaching the end of the lives assigned to them for book amortization purposes and (iii) an approximately $58,000 reduction of depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes. These decreases were partially offset by an approximately $42,000 increase in depreciation expense for internally developed software, including iEncode and MP365, recently placed into service.

Excluding any impact arising from fiscal 2011 goodwill impairment charges as compared to those costs in fiscal 2010, we expect our consolidated operating expenses for fiscal year 2011 to be equal to or less than the corresponding prior year amounts, expressed as a percentage of revenues, although this cannot be assured.

Other Expense

Other expense of approximately $154,000 for the three months ended December 31, 2010 represented an approximately $82,000 (34.8%) decrease as compared to the corresponding period of the prior fiscal year. This decrease arose from an approximately $139,000 gain recognized in the three months ended December 31, 2010 and arising from the adjustment of a derivative liability to fair value, versus no such item in the corresponding period of the prior fiscal year. The impact of this valuation gain was partially offset by an increase in interest expense of approximately $65,000 for the three months ended December 31, 2010 as compared to the corresponding period of the prior fiscal year, primarily arising from new interest bearing debt and increased effective interest rates.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions)  included in warrants issued by us in September 2010 in connection with the LPC Purchase Agreement and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $386,404 on our September 30, 2010 consolidated balance sheet. However, since the fair value of this liability was $247,743 as of December 31, 2010, an adjustment for the $138,661 decrease in that liability’s carrying value on our balance sheet was reflected as other income in our consolidated statement of operations for the three months ended December 31, 2010. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

From January through May 2010 we borrowed an aggregate of $1.0 million from four individual investors under the terms of unsecured subordinated convertible notes. The remaining principal balance of these notes was $714,000 as of September 30, 2010, $503,000 of which was satisfied by us on October 1, 2010 by the payment of cash and the issuance of common shares (the Greenberg Note and the Wilmington Notes) and the remaining principal balance of $211,000 was satisfied by monthly principal payments during the three months ended December 31, 2010 plus the issuance of common shares during January 2011 (the Lehmann Note). The Lehmann Note, which had an effective interest rate of approximately 77.0% per annum, as well as the write-off of the unamortized debt discount at the time the Greenberg Note and Wilmington Notes were repaid, accounted for approximately $43,000 of interest expense for the three months ended December 31, 2010, related to debt which did not exist during the three months ended December 31, 2009.

In addition to the increased interest from the new debt as noted above, our line of credit arrangement (the “Line”) was amended in December 2009 and as a result the interest rate modified to be 13.5% per annum, adjusted for future changes in the prime rate, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The interest rate at the time of the amendment was 14.25% per annum (prime rate plus 11%) but there was no monitoring fee. Based on the amended terms, interest expense, including the monitoring fee, for the Line increased by approximately $10,000 for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.

As a result of the January 2011 renegotiation of the terms of the $200,000 CCJ Note, including related changes to Series A-13 Preferred also held by CCJ, the effective interest rate on the CCJ Note increased from 47.4% per annum to approximately 78.5% per annum – see the discussion of Liquidity and Capital Resources below for details.

Although a significant portion of the remaining outstanding balance due on the borrowings made during fiscal 2010 was recently repaid using proceeds from non-interest bearing equity financing as well as the issuance of common shares, based on the remaining outstanding interest-bearing debt, the increased interest rate on the Line that was not effective for the entirety of fiscal 2010, the increased effective interest rate on the CCJ Note from January 2011 and potential further borrowings in fiscal 2011 in order to address our working capital deficit, we anticipate our interest expense during fiscal 2011 to at least be equal to, or potentially greater than, that expense for fiscal 2010.

Liquidity and Capital Resources

Our financial statements for the three months ended December 31, 2010 reflect a net loss of approximately $898,000 and cash used in operations for that period of approximately $79,000. Although we had cash of approximately $138,000 at December 31, 2010, our working capital was a deficit of approximately $3.8 million at that date.

During the three months ended December 31, 2010, we obtained financing primarily from the sale of our common stock under the terms of the LPC Purchase Agreement, discussed in more detail below and which resulted in net cash proceeds of approximately $268,000 during the period. Amounts outstanding under the Line, which are subject to the amount and aging of our accounts receivable, decreased by approximately $140,000 as a result of our net repayments required during the period.

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

During the period from October 1, 2010 through February 4, 2011 LPC purchased an additional 540,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $454,000.  LPC has also committed to purchase, at our sole discretion, up to an additional 290,000 shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC. LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share.

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

From January through May 2010 we issued the unsecured subordinated convertible Greenberg Note, Wilmington Notes and Lehmann Note, for aggregate gross proceeds of $1.0 million. The remaining principal balance of the Greenberg and Wilmington Notes, representing $750,000 in original borrowing, was $503,000 as of September 30, 2010. This $503,000 balance, as well as all accrued but unpaid interest, was satisfied by us on October 1, 2010 with cash payments aggregating $400,000 plus the issuance of 137,901 unregistered common shares. The remaining principal balance of the Lehmann Note, representing $250,000 in original borrowing, was $211,000 as of September 30, 2010 and was satisfied by monthly principal payments of $13,000 each during the three months ended December 31, 2010 plus the issuance of 200,000 unregistered common shares during January 2011 for the remaining balance. The effective rate of the Lehmann Note was initially calculated to be approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees payable by us to a third party in cash and equal to 7% of the borrowed amount.

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.4 million as of February 4, 2011) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, but no later than December 2011, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. We were in compliance with this covenant for the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. Calculated strictly on this basis, we were in compliance with the Covenant for the three months ended December 31, 2010. The Lender has raised the question as to whether the net income or loss used in the Covenant calculation should also be adjusted to remove non-cash revenues (i.e. the $138,661 gain for adjustment of derivative liability to fair value). Although an adjustment for non-cash revenues is not specified in the applicable loan documents, if this adjustment to remove non-cash revenues were made, we would not be in compliance with that Covenant for the quarter ended December 31, 2010. In its February 14, 2011 communication to us, the Lender indicated that it believed that we had failed to comply with the Covenant and that it would construe such situation to be a default if not corrected within 30 days. The Lender also indicated that, while it reserves all its rights and remedies provided in the loan agreement, it is not their intention to accelerate the repayment of this loan.

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $1.5 million at December 31, 2010. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly installments of $41,409 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable at the Maturity Date and which balloon payment is also convertible into restricted ONSM common shares under certain circumstances) plus interest (at 12% per annum) on the remaining unpaid balance. Upon notice from Rockridge at any time prior to the Maturity Date, up to fifty percent (50%) of the outstanding principal amount of the Rockridge Note (excluding the balloon payment subject to conversion per the previous sentence) may be converted into a number of restricted shares of ONSM common stock. If we sell all or substantially all of our assets, or at any time after September 4, 2011 and prior to the Maturity Date, the remaining outstanding principal amount of the Rockridge Note may be converted by Rockridge into a number of restricted shares of ONSM common stock. The above conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.

The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 366,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share. We have recorded no accrual for this matter on our financial statements as of December 31, 2010, since we believe that the variables affecting any eventual liability cannot be reasonably estimated. However, if the closing ONSM share price of $1.06 per share on February 4, 2011 was used as a basis of calculation, the required payment would be approximately $59,000.

The effective interest rate of the Rockridge Note is approximately 28.0% per annum. This rate excludes the potential effect of a premium to market prices if the balloon payment is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement or the Amendment, as applicable.

We are obligated under convertible Equipment Notes with a face value of $1.0 million and a maturity date of June 3, 2011, which are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On December 2, 2010, we elected to issue 76,769 unregistered shares of our common stock to the holders in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2010 through October 2010, which was recorded as interest expense of $71,395 on our books, based on the fair value of those shares on the issuance date.

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

We are obligated under an unsecured subordinated note payable note (the “CCJ Note”)  issued to CCJ Trust (“CCJ”), with an outstanding balance of $200,000 as of December 31, 2010. The CCJ Note originally bore interest at 8% per annum and was payable in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity (the “CCJ Note”) although none of those payments were made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. This amendment also called for our cash payment of the previously accrued interest in the amount of $16,263 on or before January 31, 2011. The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). In conjunction with and in consideration of the January 2011 note amendment, it was agreed that certain terms of the 35,000 shares of Series A-13 held by CCJ at that date would be modified.

The effective interest rate of the CCJ Note prior to the January 2011 amendment was approximately 47.4% per annum, including the Black-Scholes value of warrants given plus the value of an increase granted in the number of common shares underlying the Series A-13 shares versus the Series A-12 shares that were exchanged for them. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. Following the January 2011 amendment, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, to reflect the value of the increased value of common shares underlying the Series A-13 shares as a result of the modified terms as well as the increase in the periodic cash interest rate from 8% to 10% per annum. The effective rate of 78.5% per annum also includes 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms.

Projected capital expenditures for the twelve months ending December 31, 2011 total approximately $1.3 million which includes software and hardware upgrades to the DMSP, the webcasting system (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the introduction and establishment of the MarketPlace365 platform. This total includes at least $550,000 of projected capital expenditures which we have determined may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations. This total excludes approximately $255,000 reflected by us as accounts payable at December 31, 2010, representing amounts that are presently the subject of litigation and which will not be reflected as capital expenditures in our cash flow statement until paid.

We have estimated that we would require an approximately 7-8% increase in our consolidated revenues, as compared to our revenues for the twelve months ended September 30, 2010, in order to adequately fund our anticipated operating cash expenditures for the twelve months ending September 30, 2011 (including cash interest expense and a basic level of capital expenditures).  Due to seasonality, this increase would be accomplished if we were to achieve average quarterly revenues during the twelve months ending September 30, 2011 equivalent to the revenues for the third quarter of fiscal 2010. We have estimated that, in addition to this revenue increase, we will also require additional debt or equity financing of approximately $1.5 to $2.0 million (in addition to recent sales of common shares discussed above) over the twelve months ending September 30, 2011 to satisfy principal repayments due against existing debt as well as past due trade payables that we believe are necessary to pay to continue our operations. However, approximately $1.0 million of this $1.5 to $2.0 million (related to the repayment of the Equipment Notes as discussed above) would not be required until June 2011.

If we were to achieve revenue increases in excess of this 7-8%, or if any of our lenders elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $1.5 to $2.0 million. However, if we did not achieve these revenue increases, or if our operating expenses, cash interest or capital expenditures were higher than anticipated over the twelve months ending September 30, 2011, the required financing could be greater than this $1.5 to $2.0 million.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $124.4 million as of December 31, 2010. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash used in operating activities was approximately $79,000 for the three months ended December 31, 2010, as compared to approximately $524,000 used in operations for the corresponding period of the prior fiscal year. The $79,000 reflects our net loss of approximately $898,000, reduced by approximately $910,000 of non-cash expenses included in that loss and by approximately $47,000 arising from a net decrease in non-cash working capital items during the period and increased for an approximately $139,000 non-cash gain for adjustment of derivative liability to fair value. The net decrease in non-cash working capital items for the three months ended December 31, 2010 is primarily due to an approximately $323,000 decrease in accounts receivable, partially offset by an approximately $184,000 decrease in accounts payable, accrued liabilities and amounts due to directors and officers. This compares to a net increase in non-cash working capital items of approximately $413,000 for the corresponding period of the prior fiscal year, primarily due to an approximately $398,000 increase in accounts receivable. The primary non-cash expenses included in our loss for the three months ended December 31, 2010 were approximately $386,000 of depreciation and amortization, approximately $226,000 of employee compensation expense arising from the issuance of stock and options and approximately $141,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.  Future cash inflows from sales are subject to our pricing and ability to procure business at existing market conditions.

Cash used in investing activities was approximately $233,000 for the three months ended December 31, 2010 as compared to approximately $263,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities related to the acquisition of property and equipment.

Cash used in financing activities was approximately $375,000 for the three months ended December 31, 2010 as compared to approximately $576,000 provided by financing activities for the corresponding period of the prior fiscal year. Current year financing activities primarily related to repayments of notes and leases payable and convertible debentures, partially offset by proceeds from the sale of common stock and proceeds from notes payable.  Prior year financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $13.6 million at December 31, 2010, representing approximately 69% of our total assets and approximately 118% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2010 includes approximately $2.1 million (net of depreciation) related to the DMSP and other capitalized internal use software, representing approximately 11% of our total assets and approximately 18% of the book value of shareholder equity.

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

Our common stock has demonstrated significant volatility in recent months, from $1.04 per share as of September 30, 2010 to $0.80 per share as of December 31, 2010 to $1.40 per share as of January 21, 2011 to $1.06 per share as of February 4, 2011. If the price of our common stock and our market value were to decline to the level experienced in December 2010, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising either from an interim impairment review as of March 31, 2011 or from our next scheduled recurring annual impairment review, as of September 30, 2011. We will closely monitor and evaluate all such factors as of March 31, 2011 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from December 25, 2010 through February 4, 2011, we recorded the issuance of 20,000 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of three months, and will result in a professional fees expense of approximately $22,000 over the service period, based on the market value of an ONSM common share at the time of issuance. None of these shares were issued to our directors or officers.

During May 2010 we issued the unsecured subordinated convertible Lehmann Note for gross proceeds of $250,000, which note had a remaining principal balance of $172,000 as of December 31, 2010. This $172,000 balance, as well as all accrued but unpaid interest and fees, was satisfied by us on January 13, 2011 with the issuance of 209,700 unregistered common shares.

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

Date: February 14, 2011

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer