Form 10-Q
period 2011-03-31
Onstream Media CORP
filed 2011-05-16
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
                (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 10, 2011 the registrant had issued and outstanding 10,305,256 shares of common stock.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at March 31, 2011 and Consolidated Balance Sheet at September 30, 2010	4

Unaudited Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2011 and 2010	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 31, 2011	6

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 54

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	55 – 74

Item 4 - Controls and Procedures	75

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	76

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3 – Defaults upon Senior Securities	76

Item 4 – Removed and Reserved	76

Item 5 – Other Information	77

Item 6 - Exhibits	77

Signatures	77

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

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2011, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$313,192	$825,408
Accounts receivable, net of allowance for doubtful accounts of $364,314 and $363,973, respectively	2,556,786	2,805,420
Prepaid expenses	495,041	316,591
Inventories and other current assets	125,306	125,000
Total current assets	3,490,325	4,072,419
PROPERTY AND EQUIPMENT, net	2,876,405	2,854,263
INTANGIBLE ASSETS, net	1,038,483	1,284,524
GOODWILL, net	12,396,948	12,396,948
OTHER NON-CURRENT ASSETS	104,263	104,263
Total assets	$19,906,424	$20,712,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,239,117	$2,553,366
Accrued liabilities	1,295,448	1,066,960
Amounts due to directors and officers	459,908	374,124
Deferred revenue	170,998	141,788
Notes and leases payable – current portion, net of discount	1,765,128	1,904,214
Convertible debentures, net of discount	1,022,645	1,626,796
Total current liabilities	6,953,244	7,667,248
Notes and leases payable, net of current portion and discount	104,877	120,100
Convertible debentures, net of discount	781,966	815,629
Detachable warrants, associated with sale of common shares and Series A-14 Preferred	588,410	386,404
Total liabilities	8,428,497	8,989,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 35,000 issued and outstanding	3	3
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, 420,000 issued and outstanding	42	42
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 9,815,943 and 8,384,570 issued and outstanding, respectively	982	838
Additional paid-in capital	137,411,745	135,453,812
Unamortized discount	(221,076)	(297,422)
Accumulated deficit	(125,713,769)	(123,434,237)
Total stockholders’ equity	11,477,927	11,723,036
Total liabilities and stockholders’ equity	$19,906,424	$20,712,417

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
REVENUE:
DMSP and hosting	$1,058,153	$1,067,373	$569,344	$515,148
Webcasting	3,008,570	2,873,542	1,553,733	1,463,535
Audio and web conferencing	3,650,516	3,242,522	1,841,056	1,652,561
Network usage	947,110	894,637	481,990	438,424
Other	62,233	124,733	43,206	64,026
Total revenue	8,726,582	8,202,807	4,489,329	4,133,694

COSTS OF REVENUE:
DMSP and hosting	516,600	487,778	295,095	234,770
Webcasting	793,973	791,914	434,696	465,003
Audio and web conferencing	1,167,300	994,816	567,193	459,119
Network usage	428,485	382,314	219,779	194,672
Other	53,937	206,081	32,298	102,863
Total costs of revenue	2,960,295	2,862,903	1,549,061	1,456,427

GROSS MARGIN	5,766,287	5,339,904	2,940,268	2,677,267

OPERATING EXPENSES:
General and administrative:
Compensation	4,396,456	4,252,712	2,285,947	2,176,335
Professional fees	1,009,863	918,113	467,938	440,054
Other	1,057,583	1,111,205	526,769	565,912
Impairment loss on goodwill and other intangible assets	-	3,100,000	-	-
Depreciation and amortization	753,438	1,116,161	367,241	548,800
Total operating expenses	7,217,340	10,498,191	3,647,895	3,731,101

Loss from operations	(1,451,053)	(5,158,287)	(707,627)	(1,053,834)

OTHER EXPENSE, NET:
Interest expense	(543,852)	(537,929)	(243,512)	(302,529)
Loss for adjustment of derivative liability to fair value	(202,006)	-	(340,667)	-
Other income, net	8,669	95,011	1,257	96,199

Total other expense, net	(737,189)	(442,918)	(582,922)	(206,330)

Net loss	$(2,188,242)	$(5,601,205)	$(1,290,549)	$(1,260,164)

Loss per share – basic and diluted:
Net loss per share	$(0.24)	$(0.75)	$(0.14)	$(0.17)
Weighted average shares of common stock outstanding – basic and diluted	9,118,201	7,512,738	9,502,669	7,596,482

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2011
(unaudited)

	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2010	35,000	$3	420,000	$42	8,384,570	$838	$135,453,812	$(297,422)	$(123,434,237)	$11,723,036
Issuance of common shares and options for consultant services	-	-	-	-	183,003	18	361,286	-	-	361,304
Issuance of options for employee services	-	-	-	-	-	-	454,120	-	-	454,120
Sale of common shares	-	-	-	-	810,000	81	720,635	-	-	720,716
Conversion of debt to common shares	-	-	-	-	347,601	35	288,603	-	-	288,638
Issuance of common shares for interest	-	-	-	-	76,769	8	71,387	-	-	71,395
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with note refinancing	-	-	-	-	-	-	46,084	-	-	46,084
Dividends on Series A-13	-	-	-	-	14,000	2	15,818	1,687	(3,507)	14,000
Dividends on Series A-14	-	-	-	-	-	-	-	74,659	(87,783)	(13,124)
Net loss	-	-	-	-	-	-	-	-	(2,188,242)	(2,188,242)

Balance, March 31, 2011	35,000	$3	420,000	$42	9,815,943	$982	$137,411,745	$(221,076)	$(125,713,769)	$11,477,927

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,188,242)	$(5,601,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on goodwill and other intangible assets	-	3,100,000
Loss for adjustment of derivative liability to fair value	202,006	-
Depreciation and amortization	753,438	1,116,161
Amortization of deferred professional fee expenses paid with equity	314,931	246,351
Compensation expenses paid with equity	545,506	444,458
Other expenses paid with equity	42,218	-
Amortization of discount on convertible debentures	104,958	106,146
Amortization of discount on notes payable	109,645	114,101
Interest expense paid in common shares and options	70,902	67,040
Bad debt expense	343	49,737
Gain from settlements of obligations and sales of equipment	-	(86,352)
Net cash used in operating activities, before changes in current assets and liabilities	(44,295)	(443,563)
Changes in current assets and liabilities:
Decrease (Increase) in accounts receivable	248,293	(746,577)
(Increase) in prepaid expenses	(81,642)	(44,430)
(Increase) Decrease in inventories and other current assets	(307)	62,783
(Decrease) Increase in accounts payable, accrued liabilities and amounts due to directors and officers	(165,640)	820,050
Increase (Decrease) in deferred revenue	29,210	(4,184)
Net cash used in operating activities	(14,381)	(355,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(529,539)	(593,350)
Narrowstep acquisition costs (written off to expense in March 2009)	-	(115,000)
Net cash used in investing activities	(529,539)	(708,350)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

 (continued)

	Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of expenses	$720,716	$-
Proceeds from notes payable, net of expenses	581,241	955,380
Proceeds from convertible debentures	-	835,000
Proceeds from sale of A-13 preferred shares, net of expenses	-	(6,747)
Repayment of notes and leases payable	(833,498)	(537,083)
Repayment of convertible debentures	(436,755)	(13,000)
Net cash provided by financing activities	31,704	1,233,550

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(512,216)	169,279

CASH AND CASH EQUIVALENTS, beginning of period	825,408	541,206

CASH AND CASH EQUIVALENTS, end of period	$313,192	$710,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$258,347	$250,642

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares and options for consultant services	$361,304	$443,666
Issuance of options for employee services	$454,120	$444,458
Issuance of common shares and warrants for interest and fees	$71,395	$312,751
Issuance of common shares upon debt conversion	$288,638	$-
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with note refinancing	$46,084	$-
Issuance of common shares, or right to obtain common shares, for financing fees	$-	$116,250
Issuance of A-13 preferred shares for A-12 preferred shares	$-	$350,000
Issuance of common shares for A-12 preferred shares	$-	$350,000
Conversion of short-term advance to convertible debenture	$-	$200,000
Declaration of dividends payable on A-13 preferred shares	$14,000	$7,000
Issuance of common shares for dividends payable on A-13 preferred shares	$15,820	$-
Elimination of obligation for previously accrued dividends payable on A-13 preferred shares	$12,180	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Onstream Media Corporation (“we” or "Onstream" or "ONSM"), organized in 1993, is a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.

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

The MP365 division, which operates primarily from Pompano Beach, Florida with additional operations in San Francisco, California, enables publishers, associations, tradeshow promoters and entrepreneurs to self-deploy their own online virtual marketplaces using the MarketPlace365® platform. The MP365 division generates revenues primarily from monthly booth fees charged to MP365 promoters.

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
MARCH 31, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $125.7 million as of March 31, 2011. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2010, we had a net loss of approximately $9.3 million, although cash used in operations for that period was approximately $197,000. For the six months ended March 31, 2011, we had a net loss of approximately $2.2 million, although cash used in operations for that period was approximately $14,000. Although we had cash of approximately $313,000 at March 31, 2011, our working capital was a deficit of approximately $3.5 million at that date.

During March and April 2011, we took actions which we expect will reduce quarterly compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and another approximately $25,000 for the fourth quarter of fiscal 2011. Based on our results for the three months ended March 31, 2011, and these expected compensation and other expense reductions, we estimate that in order to adequately fund our anticipated cash expenditures through September 30, 2011 (including cash interest expense and capital expenditures), we would require an approximately $225,000 increase in our quarterly consolidated revenues, as compared to revenues for the three months ended March 31, 2011.  In addition to this revenue increase, we will also require additional debt or equity financing of approximately $1.2 million through September 30, 2011 to satisfy principal repayments due against existing debt as well as past due trade payables that we believe are necessary to pay to continue our operations. We estimate that approximately $700,000 of this $1.2 million (primarily related to the repayment of the Equipment Notes – see note 4) would be required by early June 2011.

If we were to achieve revenue increases in excess of this $225,000 per quarter, or if any of our lenders elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $1.2 million. However, if we did not achieve these revenue increases, or if our operating expenses, cash interest or capital expenditures were higher than anticipated through September 30, 2011, the required financing could be greater than this $1.2 million.

We have implemented and continue to implement specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve the required revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2011. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares, and 1.6 million common shares (including those issuable upon conversion of the preferred shares) were included in a prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. On September 24, 2010, we received $824,044 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). During the six months ended March 31, 2011, LPC purchased an additional 830,000 shares of our common stock under that Purchase Agreement for net proceeds of $740,522.  This includes $19,806 in proceeds for the final 20,000 shares not received and recorded by us until April 2011.

LPC has also committed to purchase, at our sole discretion, up to an additional 2.5 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share. However, we cannot sell these additional shares to LPC without the approval of our shareholders, which is being requested at the annual shareholder meeting scheduled for June 13, 2011.

There is no assurance that we will receive the necessary shareholder approval, that we will sell additional shares to LPC under the Purchase Agreement even if such approval is obtained or that we will sell additional shares to any other party under the Shelf Registration, or if we do make such sales what the timing or proceeds will be. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval, which in the case of LPC is being requested at the upcoming annual shareholder meeting.

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
MARCH 31, 2011

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
MARCH 31, 2011

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
MARCH 31, 2011

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

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 as of September 30, 2009, December 31, 2009, March 31, 2010, September 30, 2010, December 31, 2010 or March 31, 2011 (to the extent each of those liabilities were outstanding on each of those dates) and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the six and three months ended March 31, 2011 and 2010, respectively.

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
MARCH 31, 2011

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
MARCH 31, 2011

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of March 31, 2011 and September 30, 2010 was immaterial in relation to our recorded liabilities at those dates.

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
MARCH 31, 2011

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

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $351,000 and $191,000 for the six months ended March 31, 2011 and 2010, respectively, and were approximately $149,000 and $111,000 for the three months ended March 31, 2011 and 2010, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

We have approximately $93 million in Federal net operating loss carryforwards as of March 31, 2011, approximately $8 million which expire in fiscal years 2011 through 2012 and approximately $85 million which expire in fiscal years 2018 through 2030.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $93 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $35.0 million as of March 31, 2011, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the six and three months ended March 31, 2011 and 2010.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of March 31, 2011 and September 30, 2010, respectively, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the six and three months ended March 31, 2011 and 2010. The tax year ending September 30, 2005 as well as the tax years ending September 30, 2007 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the six and three months ended March 31, 2011 and 2010, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding – see discussion of reverse stock split above.  Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 3,322,126 and 2,043,498 at March 31, 2011 and 2010, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2011 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could potentially convert into 175,000 shares of ONSM common stock, (ii) 420,000 shares of Series A-14 Convertible Preferred Stock which could potentially convert into 420,000 shares of ONSM common stock (iii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (and of which $450,000 converted to 412,503 common shares in April 2011 – see note 4), excluding interest, (iv) the right to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) the $955,929 convertible portion of the Rockridge Note which could have potentially converted into up to 398,304 shares of our common stock and (vi) the $200,000 CCJ Note, which could potentially convert into up to 100,000 shares of our common stock.

Furthermore, if we were to sell all or substantially all of our assets prior to the repayment of the Rockridge Note, the remaining outstanding principal amount of the Rockridge Note could be converted into restricted shares of our common stock, which would have been 189,970 shares as of March 31, 2011 (in addition to the 398,304 shares noted above).

The potential dilutive effects of the following convertible securities outstanding at March 31, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 116,667 shares of ONSM common stock, (ii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest), (iii) 366,667 restricted shares of our common stock for the origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (iv) the $500,000 convertible portion of the Rockridge Note which could have potentially converted into up to 208,333 shares of our common stock, (v) the $200,000 CCJ Note, which could have potentially converted into up to 66,667 shares of our common stock, (vi) the $237,000 remaining outstanding balance of the Greenberg Note, which could have potentially converted into up to 98,750 shares of our common stock, and (vii) the $500,000 outstanding balance of the Wilmington Notes, which could have potentially converted into up to 179,272 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $900,000 and $779,000 as of March 31, 2011 and September 30, 2010, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “2007 Plan”) for our employees, directors and consultants. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the six and three months ended March 31, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the three months ended March 31, 2011, the expected volatility rate was approximately 94%, the risk-free interest rate was approximately 1.5% and the expected term was approximately 4 years. There were no Plan options granted during the three months ended December 30, 2010. There were no 2007 Plan options granted during the three months ended March 31, 2010. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was approximately 88%, the risk-free interest rate was approximately 2.5% and the expected term was approximately 5 years.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended March 31, 2011, the expected volatility rate was approximately 94%, the risk-free interest rate was approximately 1.5% and the expected term was 4 years. There were no Non-Plan options granted during the three months ended December 31, 2010. There were no Non-Plan options granted during the three months ended March 31, 2010. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was approximately 91 to 97%, the risk-free interest rate was approximately 1.9% to 2.6% and the expected term was 4 to 5 years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including classifications between accounts payable, accrued liabilities and amounts due to directors and officers and the composition of amounts disclosed as cash payments for interest and advertising and marketing costs.

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2010. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of March 31, 2011 and the results of our operations and cash flows for the six and three months ended March 31, 2011 and 2010. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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
MARCH 31, 2011

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
MARCH 31, 2011

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	March 31, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$8,600,887	$-	$8,600,887
Acquired Onstream	2,521,401	-	2,521,401	2,521,401	-	2,521,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	12,396,948	-	12,396,948	12,396,948	-	12,396,948

Acquisition-related intangible assets (items listed are those remaining on our books as of March 31, 2011):
Infinite Conferencing - customer lists, trademarks and URLs	3,181,197	(2,246,735)	934,462	3,181,197	(2,021,321)	1,159,876
Auction Video - patent pending	333,358	(229,337)	104,021	321,815	(197,167)	124,648
Total intangible assets	3,514,555	(2,476,072)	1,038,483	3,503,012	(2,218,488)	1,284,524

Total goodwill and other acquisition-related intangible assets	$15,911,503	$(2,476,072)	$13,435,431	$15,899,960	$(2,218,488)	$13,681,472

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
MARCH 31, 2011

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
MARCH 31, 2011

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

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPO on November 22, 2010 and we filed an appeal brief with the USPO on February 9, 2011. The USPO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection. A decision will be made as to our appeal by a three member panel based on these filings, plus oral argument at a hearing if requested by us. The expected timing of this decision is uncertain at this time, but generally would be expected to occur by late 2012. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

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
MARCH 31, 2011

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
MARCH 31, 2011

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, a $3.1 million adjustment was made to reduce the carrying value of goodwill as of that date, which we reflected as a non-cash expense for the six months ended March 31, 2010.

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

The market price of our common stock increased from $0.80 as of December 31, 2010 to $1.06 as of February 4, 2011 and $1.65 as of March 31, 2011. Based on this recovery of the market value of our stock as compared to the valuations that were considered as part of the September 30, 2010 valuation, we have concluded that there are no triggering events that would require an interim impairment review as of December 31, 2010 or as of March 31, 2011.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31, 2011			September 30, 2010
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,509,907	$(9,855,891)	$654,016	$10,367,283	$(9,596,497)	$770,786	1-5
DMSP	5,926,848	(5,226,441)	700,407	5,890,134	(5,113,292)	776,842	3-5
Other capitalized internal use software	2,173,994	(711,238)	1,462,756	1,840,136	(599,753)	1,240,383	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	545,470	(486,244)	59,226	540,669	(474,417)	66,252	2-7
Totals	$20,524,331	$(17,647,926)	$2,876,405	$20,006,334	$(17,152,071)	$2,854,263

Depreciation and amortization expense for property and equipment was approximately $496,000 and $756,000 for the six months ended March 31, 2011 and 2010, respectively, and approximately $239,000 and $391,000 for the three months ended March 31, 2011 and 2010, respectively.

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
MARCH 31, 2011

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

In connection with the development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $809,000 of employee compensation, payments to contract programmers and related costs as of March 31, 2011, including $35,000 capitalized during the six months ended March 31, 2011, $314,000 during the year ended September 30, 2010, $274,000 during the year ended September 30, 2009 and $186,000 during the year ended September 30, 2008. As of March 31, 2011, approximately $758,000 of these Streaming Publisher costs had been placed in service and are being depreciated primarily over five years. The remainder of the costs not in service relate primarily to new versions and/or releases of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of March 31, 2011 includes approximately $841,000 of employee compensation and payments to contract programmers for the development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. Approximately $258,000 was capitalized during the six months ended March 31, 2011, $435,000 during the year ended September 30, 2010 and $148,000 during the year ended September 30, 2009. This excludes related costs for the development of Streaming Publisher, as discussed above. $297,000 of these costs, for phase one of MP365, were first placed in service as of August 1, 2010 and are being depreciated over five years. The remainder of the costs have not been placed in service and relate primarily to phase two of MP365, which has been under development since the third quarter of fiscal 2010 and is expected to be placed in service by the end of the third quarter of fiscal 2011.

Other capitalized internal use software as of March 31, 2011 includes approximately $754,000 of employee compensation and other costs for the development of iEncode software, which runs on a self-administered, webcasting appliance that can be used anywhere to produce a live video webcast. Approximately $73,000 was capitalized during the six months ended March 31, 2011, $180,000 during the year ended September 30, 2010, $288,000 during the year ended September 30, 2009 and $213,000 during the year ended September 30, 2008. As of March 31, 2011, all of these iEncode costs had been placed in service and are being depreciated over five years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4: DEBT

Debt includes convertible debentures, notes payable and capitalized lease obligations.

Convertible Debentures

Convertible debentures consist of the following:

	March 31, 2011	September 30, 2010
Equipment Notes	$1,000,000	$1,000,000
CCJ Note	200,000	200,000
Greenberg Note	-	159,000
Wilmington Notes	-	344,000
Lehmann Note	-	211,000
Rockridge Note (excluding portion classified under notes payable)	955,929	1,016,922
Total convertible debentures	2,155,929	2,930,922
Less: discount on convertible debentures	(351,318)	(488,497)
Convertible debentures, net of discount	1,804,611	2,442,425
Less: current portion, net of discount	(1,022,645)	(1,626,796)
Convertible debentures, net of current portion	$781,966	$815,629

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

The Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the Investors’ option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share, subject to the amendments discussed below. In the event the Equipment Notes are converted prior to maturity, interest on the Equipment Notes for the remaining unexpired loan period will be due and payable in additional restricted ONSM common shares in accordance with the same formula for interest payments as described above.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

On April 4, 2011 we agreed to amend certain of the Equipment Notes, including the note held by CCJ, to allow the conversion of a portion, equivalent to 25% of the original note amount, of the outstanding balance of those certain notes, using a conversion price of $1.20 per share. As a result of these amendments, we issued an aggregate of 177,086 unregistered common shares related to the conversion of $212,500 of the principal outstanding under the Equipment Notes. On April 28, 2011 we agreed to amend another one of the Equipment Notes, to allow the conversion of a portion, equivalent to 25% of the original note amount, of the outstanding balance of that note, using a conversion price of $1.20 per share. As a result of this amendment, we issued an aggregate of 10,417 unregistered common shares related to the conversion of $12,500 of the principal outstanding under the Equipment Notes.

On April 28, 2011 we agreed to amend certain of the Equipment Notes, including the note held by CCJ, to allow the conversion of a portion, equivalent to 25% of the original note amount, of the outstanding balance of those certain notes, using a conversion price of $1.00 per share. As a result of these amendments, we issued an aggregate of 225,000 unregistered common shares related to the conversion of $225,000 of the principal outstanding under the Equipment Notes.

As a result of the above amendments and the related conversions, the remaining outstanding principal balance under the Equipment Notes is $550,000.

The Investors initially received 1,667 restricted ONSM common shares for each $100,000 lent to us, and also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. In lieu of cash payments for interest previously due on these Equipment Notes, we elected to issue the following unregistered common shares to the Investors, which were recorded based on the fair value of those shares on the issuance date. In connection with the April 4, 2011 note amendments discussed above, interest was paid on certain of those Equipment Notes through March 31, 2011. A final interest payment will be made on the June 3, 2011 maturity date for all of the Equipment Notes, which in some cases will cover a period commencing November 1, 2010.

Share issuance date	Number of unregistered common shares	Interest period	Interest if paid in cash	Fair value of shares at issuance
November 11, 2008	26,333	June - October 2008	$48,740	$69,520
May 21, 2009	49,098	Nov 2008 - April 2009	$60,000	$67,756
November 11, 2009	34,920	May - October 2009	$60,493	$67,040
April 30, 2010	44,369	Nov 2009 - April 2010	$59,507	$92,288
December 2, 2010	76,769	May - October 2010	$60,493	$71,395
April 28, 2011	28,810	Nov 2010 – March 2011	$24,986	$47,537

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and are being amortized as interest expense over the three year term of the Equipment Notes. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the potential effect of a premium to market prices if payment of interest is made in common shares instead of cash. The unamortized portion of this discount was $20,412 and $57,144 at March 31, 2011 and September 30, 2010, respectively.

CCJ Note

On December 29, 2009, we entered into an agreement with CCJ whereby a previously received $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. In connection with this amendment, we paid $16,263 in cash for the previously accrued interest. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation).

In conjunction with and in consideration of the December 29, 2009 note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share. In conjunction with and in consideration of the January 2011 note amendment, certain terms of the 35,000 shares of Series A-13 held by CCJ at that date were modified – see note 6.

The effective interest rate of the CCJ Note prior to the January 2011 amendment was approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares (see note 6), which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. Following the January 2011 amendment, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, reflecting the $46,084 value of the increased number of common shares underlying the Series A-13 shares as a result of the modified terms, which we recorded as a debt discount,  the increase in the periodic cash interest rate from 8% to 10% per annum and the 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note (continued)

The unamortized portion of the debt discount was $123,376 and $114,577 at March 31, 2011 and September 30, 2010, respectively. Through December 31, 2010, the discount was being amortized as interest expense over the original four-year term of the CCJ Note. Effective January 1, 2011, the remaining unamortized discount, plus additional discount arising from the modified terms, is being amortized as interest expense over the modified two-year term of the CCJ Note.

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
MARCH 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

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

The Lehmann Note provided for (i) our prepayment of the first six months of interest in the form of shares, based on our closing share price on the funding date of the Lehmann Note, (ii) our issuance of 37,500 unregistered common shares upon receipt of the funds and (iii) our issuance of 25,000 unregistered common shares if the loan was still outstanding after 6 months, although in the event the Lehmann Note was prepaid after the first six months, the second tranche of 25,000 unregistered common shares would be cancelled on a pro-rata basis, to the extent the second six month time period had not elapsed at the time of such payoff. We did not issue the second tranche of 25,000 shares but we did issue the pro-rata earned portion, 9,700 shares, at the time of the January 13, 2011 payoff.

The effective rate of the Lehmann Note was approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees payable by us to a third party in cash and equal to 7% of the borrowed amount. The value of the 43,142 shares initially issued to Lehmann for fees and prepaid interest plus the finder’s fees of $17,500, were reflected as a $105,509 discount against the Lehmann Note and was being amortized as interest expense primarily over the initial six month term of the Lehmann Note. The unamortized portion of the debt discount was $26,642 at September 30, 2010.  The unamortized portion of the debt discount was $5,613 at December 31, 2010, which was written off to interest expense upon the repayment of the loan on January 13, 2011.

Rockridge Note

A portion of the Rockridge Note ($955,929 face value, which is $748,399 net, after deducting the applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under the non-current portion of Convertible Debentures, net of discount, on our March 31, 2011 balance sheet. This convertible portion was $1,016,922 ($736,699 net of discount) as of September 30, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	March 31, 2011	September 30, 2010
Line of Credit Arrangement	$1,536,213	$1,637,150
Rockridge Note (excluding portion classified under convertible debentures)	455,929	516,921
Capitalized equipment leases	23,819	27,328
Total notes and leases payable	2,015,961	2,181,399
Less: discount on notes payable	(145,956)	(143,085)
Less: consideration for funding commitment letters	-	(14,000)
Notes and leases payable, net of discount	1,870,005	2,024,314
Less: current portion, net of discount	(1,765,128)	(1,904,214)
Long term notes and leases payable, net of current portion	$104,877	$120,100

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

The outstanding balance bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009 (was prime plus 8% per annum through December 2, 2008 and prime plus 11% from that date through December 28, 2009), payable monthly in arrears. Effective December 28, 2009, we also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. In addition, since March 16, 2011 we have been paying additional interest at 3% per annum related to the Lender’s waiver of a debt covenant, as discussed in more detail below.

We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year, a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit and a commitment fee of $20,000 in December 2010 related to the continuation of the Line for an additional year. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2011. These origination and commitment fees (plus other fees paid to Lender) are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. The unamortized portion of this discount was $16,312 and zero as of March 31, 2011 and September 30, 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. In its March 16, 2011 communication to us, the Lender waived the Covenant requirement for the December 31, 2010 quarter, but also informed us that effective from the date of that letter until we demonstrated compliance with the Covenant, additional interest of 3% per annum would be charged. We were in compliance with the Covenant for the March 31, 2011 quarter and the Lender has informed us that the additional interest charge will be discontinued effective May 16, 2011.

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
MARCH 31, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

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

The Rockridge Note had an outstanding principal balance of $1,411,858 and $1,533,843 at March 31, 2011  and September 30, 2010, respectively. The note is repayable in equal monthly installments of $41,409 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable on the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. Monthly payments of $45,202 were made from November 14, 2009 through October 14, 2010, at which time the payment schedule was corrected to (i) omit the November 2010 payment and (ii) start with the new payment amount on December 14, 2010.

The Rockridge Agreement, as amended, also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted shares of our common stock (the “Shares”). The Rockridge Agreement provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements as of March 31, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated. However, if the closing ONSM share price of $1.34 per share on May 10, 2011 was used as a basis of calculation, there would be no payment required.

Legal fees totaling $55,337 were paid or accrued by us in connection with the Rockridge Agreement. The 366,667 origination fee Shares discussed above are considered earned by Rockridge and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable.

The value of these Shares plus the legal fees paid or accrued were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note. The unamortized portion of this discount was $337,174 and $423,308 as of March 31, 2011 and September 30, 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Capitalized Equipment Leases

We are obligated under a capital lease for telephone equipment, with an outstanding principal balance of $23,819 and $27,328 as of March 31, 2011 and September 30, 2010, respectively. The balance is payable in monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Funding Commitment Letters

During 2009, we received funding commitment letters (“Letters”) from certain entities agreeing to provide us funding under certain terms on or before December 31, 2010. The value of shares issued as consideration for the Letters was reflected on our balance sheet as a reduction of the carrying value of notes payable, pending inclusion as part of discount for any connected financing. However, we did not obtain financing under the Letters before they expired and accordingly this $14,000 balance on our September 30, 2010 balance sheet was written off as interest expense for the six months ended March 31, 2011.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

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

Effective October 1, 2009, a significant portion of our workforce, including the Executives, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Executives and the contractually scheduled September 28, 2010 raise was not given effect, no adjustment was made to the terms of their related employment agreements, as set forth above, to reflect these matters. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our March 31, 2011 balance sheet pertains to these unresolved contractual obligations and accordingly we do not expect that the ultimate resolution of this matter will have a materially adverse effect on our financial position or results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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
MARCH 31, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued) – On January 14, 2011 our Compensation Committee agreed that it would approve amendments to the executive employment agreements, as well as amending the same terms as applicable to the Board members (see below), allowing for all or part of such compensation to be paid in shares at the recipient’s option, at any time if our stock is trading above $6.00 per share, without requiring that we be sold. The issuance of such shares would be to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals.

Other compensation – In addition to the 12% allocation of the Company Sale Price to the Executives, as discussed above, on August 11, 2009 our Compensation Committee determined that an additional three percent (3.0%) of the Company Sale Price would be allocated, on the same terms, with two percent (2.0%) allocated to the then four outside Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee, one-half percent (0.5%) allocated to one additional executive-level employee and the remaining one-half percent (0.5%) to be allocated by the Board and our management at a later date, which will be primarily to compensate other executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives. On June 5, 2010, one of the four outside Directors passed away and on April 18, 2011, Mr. Robert D. ("RD") Whitney was appointed to fill that outside director seat. The status of this item, both with respect to the deceased outside director and/or the new outside director, has not been further addressed by the Compensation Committee to date.

Consultant contracts – We entered into a consulting contract, effective June 1, 2009, with an individual for executive management services. This contract calls for base compensation of $200,000 per year plus a monthly travel allowance of $5,000. The contract also allows a $15,000 moving expenses reimbursement. The contract is renewable by mutual agreement of the parties with six months notice. Termination without cause after the two-year contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice.

We have entered into various agreements for financial consulting and advisory services which, if not terminated as allowed by the terms of such agreements, will require the issuance after March 31, 2011 of up to approximately 485,000 unregistered shares. The services related to these shares will be provided over periods up to 12 months, and will result in a professional fees expense of up to approximately $630,000 over that service period, based on the $1.34 market value of an ONSM common share as of May 10, 2011.

Lease commitments – We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $55,000. The leases have expiration dates ranging from 2011 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. The future minimum lease payments required under the non-cancelable portion of these leases (including the tentatively agreed on Pompano lease terms, as described below), is approximately $1,040,000. In addition to these commitments, we also lease equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey; San Francisco, California and Colorado Springs, Colorado under varying terms. An aggregate approximately $8,000 per month related to these facilities is classified by us as rental expense with the balance of our payments to these facilities classified as costs of sales – see discussion of bandwidth and co-location facilities purchase commitment discussion below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued) – Total rental expense (including executory costs) for all operating leases was approximately $371,000 and $423,000 for the six months ended March 31, 2011 and 2010, respectively and approximately $163,000 and $220,000 for the three months ended March 31, 2011 and 2010, respectively.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2010. The month-to-month base rental is currently approximately $21,100 (including our share of property taxes and common area expenses). We are currently in negotiations to extend this lease through September 30, 2013 and have tentatively agreed to a starting monthly base rental of approximately $21,100 (including our share of property taxes and common area expenses), plus two percent (2%) annual increases. The proposed extension would provide one two-year renewal option, with a three percent (3%) rent increase in year one.

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

Bandwidth and co-location facilities purchase commitments - We were a party to a bandwidth services agreement with a national CDN (content delivery network) provider, which expired on December 31, 2010, and included a minimum purchase commitment of approximately $200,000 per year (based on June 30 anniversary dates) and required us to use that provider for at least 80% of our content delivery needs. We were in compliance with this agreement, based on comparing our purchases through December 31, 2010 to the corresponding pro-rata share of that commitment. We have also entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $259,000, such agreements expiring at various times through June 2013.

Phone system services commitment – We are a party to an agreement for services in connection with our internal corporate phone system, requiring monthly payments of approximately $2,600 per month for a three year period commencing August 2010.

Legal proceedings – We are involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

During the six months ended March 31, 2011, we issued 183,003 unregistered common shares valued at approximately $171,000, which shares will be recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. None of these shares were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $315,000 and $246,000 for the six months ended March 31, 2011 and 2010, respectively.

As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $253,000 in deferred equity compensation expense at March 31, 2011, to be amortized over the remaining periods of service of up to 12 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

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

During the six months ended March 31, 2011, LPC purchased an additional 830,000 shares of our common stock under that Purchase Agreement for net proceeds of $740,522.  This includes $19,806 in proceeds for the final 20,000 shares not received and recorded by us until April 2011.

LPC has committed to purchase, at our sole discretion, up to an additional 2.5 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. However, we cannot sell these additional shares to LPC without the approval of our shareholders, which is being requested at the annual shareholder meeting scheduled for June 13, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

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

The Purchase Agreement has a term of 36 months (which is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) but may be terminated by us at any time after the first year at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

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

On January 11, 2011 we repaid the $172,000 principal balance due under the Lehmann Note by the issuance of 209,700 common shares, which shares also included the settlement of all accrued interest and fees otherwise due – see note 4.

On December 2, 2010, we issued 76,769 unregistered common shares for interest on the Equipment Notes, valued at approximately $71,000 - see note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock

As of March 31, 2011 and September 30, 2010, the only preferred stock outstanding was Series A-13 Convertible Preferred Stock (“Series A-13”) and Series A-14 Convertible Preferred Stock (“Series A-14”).

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. On March 2, 2011, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State, reflecting certain changes arising from a January 2011 agreement with CCJ Trust, as discussed below. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $2.00 per common share. Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are payable quarterly, as well as at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $2.00 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

On March 3, 2011 we satisfied $28,000 in Series A-13 dividends accrued for calendar 2010 by the issuance of 14,000 unregistered common shares, using the minimum conversion rate of $2.00 per share. These common shares were recorded in the amount of $15,820, based on their fair value at the date of issuance and the remaining portion of the previous dividend accrual, $12,180, was reversed and reflected as a decrease in the dividend expense reflected by us for the six months ended March 31, 2011. As of March 31, 2011, accrued but unpaid Series A-13 dividends of $7,000 remain reflected as a current liability on our balance sheet.

Any shares of Series A-13 that are still outstanding as of December 31, 2012 will automatically convert into our common shares. Series A-13 may also be converted before that date at our option, provided that the closing bid price of our common shares has been at least $9.00 per share, on each of the twenty (20) trading days ending on the third business day prior to the date on which the notice of conversion is given. Series A-13 is senior to all other preferred share classes that may be issued by us. Except as explicitly required by applicable law, the holders of Series A-13 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Holders of Series A-13 are not entitled to registration rights.

35,000 shares of Series A-13 were outstanding as of March 31, 2011 and September 30, 2010. We incurred $6,747 of legal fees and other expenses in connection with the issuance of these shares, which was recorded on our balance sheet as a discount and was amortized as a dividend over the first year of the term of the Series A-13. The unamortized portion of the discount was zero and $1,687 at March 31, 2011 and September 30, 2010, respectively.

In conjunction with and in consideration of a January 2011 note transaction entered into by us with CCJ Trust (see note 4), it was agreed that certain terms of the 35,000 shares of Series A-13 held by CCJ Trust at that date would be modified as follows - the conversion rate to common shares, as well as the minimum conversion rate for payment of dividends in common shares, was adjusted from $3.00 to $2.00 per share, the maturity date was adjusted from December 31, 2011 to December 31, 2012 and dividends will be paid quarterly instead of just upon conversion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-14 Convertible Preferred Stock

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designations for the Series A-14 with the Florida Secretary of State. Series A-14 has a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share.  Series A-14 has a onetime 5% dividend payable in cash on the first anniversary of the original issue date. As of March 31, 2011, we have accrued Series A-14 dividends of approximately $13,600, which are reflected as a current liability on our balance sheet.

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

The fair value of the warrants issued in connection with the Purchase Agreement was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and is being amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was $221,076 and $295,735 at March 31, 2011 and September 30, 2010, respectively. See Note 8 with respect to the recording of the warrants as a liability on our March 31, 2011 and September 30, 2010 balance sheets.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has its main sales facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the six and three months ended March 31, 2011 and 2010, and total assets by segment as of March 31, 2011 and September 30, 2010, respectively.

	For the six months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
Revenue:
Digital Media Services Group	$4,087,732	$3,997,837	$2,138,099	$2,003,274
Audio and Web Conferencing Services Group	4,638,850	4,204,970	2,351,230	2,130,420
Total consolidated revenue	$8,726,582	$8,202,807	$4,489,329	$4,133,694

Segment operating income:
Digital Media Services Group	$841,531	$920,985	$444,711	$352,491
Audio and Web Conferencing Services Group	1,224,804	1,014,638	635,104	553,878
Total segment operating income	2,066,335	1,935,623	1,079,815	906,369
Depreciation and amortization	(753,438)	(1,116,161)	(367,241)	(548,800)
Corporate and unallocated shared expenses	(2,763,950)	(2,877,749)	(1,420,201)	(1,411,403)
Impairment loss on goodwill and other intangible assets	-	(3,100,000)	-	-
Other expense, net	(737,189)	(442,918)	(582,922)	(206,330)
Net loss	$(2,188,242)	$(5,601,205)	$(1,290,549)	$(1,260,164)

	March 31, 2011	September 30, 2010
Assets:
Digital Media Services Group	$6,467,045	$6,320,046
Audio and Web Conferencing Services Group	12,787,797	13,300,614
Corporate and unallocated	651,582	1,091,757
Total assets	$19,906,424	$20,712,417

Depreciation and amortization, as well as other expense, net, and impairment loss on goodwill and other intangible assets, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2011, we had issued options and warrants still outstanding to purchase up to 3,322,126 ONSM common shares, including 2,146,543 shares under Plan Options; 41,962 shares under Non-Plan Options to employees and directors; 495,198 shares under Non-Plan Options to financial consultants; and 638,423 shares under warrants issued in connection with various financings and other transactions.

On February 9, 1997, our Board of Directors and a majority of our shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"), which, including the effect of subsequent amendments to the 1996 Plan, authorized up to 750,000 shares available for issuance as options and up to another 333,333 shares available for stock grants. On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the 2007 Plan were in addition to those already issued under the 1996 Plan, although we may no longer issue additional options or stock grants under the 1996 Plan, which expired on February 9, 2007. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the 2007 Plan, for total authorization of 2,000,000 shares. We have requested our shareholders to approve, in the annual shareholder meeting scheduled for June 13, 2011, an increase in authorized 2007 Plan shares from 2,000,000 to 4,500,000.

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the six months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,170,843	$ 8.62
Granted during the period	988,200	$ 1.23
Expired or forfeited during the period	(12,500)	$ 8.10
Balance, end of the period	2,146,543	$ 5.22

Exercisable at end of the period	1,007,510	$ 8.86

We recognized compensation expense of approximately $546,000 and $444,000 for the six months ended March 31, 2011 and 2010, respectively, and approximately $320,000 and $182,000 for the three months ended March 31, 2011 and 2010, respectively related to Plan Options granted to employees and consultants and vesting during those periods. The unvested portion of Plan Options outstanding as of March 31, 2011 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $1.1 million of potential future compensation expense, which excludes approximately $433,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of March 31, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 2,146,543 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.9 years and are further described below.

Grant date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date
Dec 2004	Senior management	25,000	25,000	$ 7.26	Aug 2014
Sept 2006	Directors and senior management	108,333	108,333	$ 4.26	Sept 2011
Sept 2006	Employees excluding senior management	92,833	92,833	$ 4.26	Sept 2011
April 2007	Infinite Merger – see note 2	25,000	25,000	$ 15.00	April 2012
Sept 2007	Senior management	356,250	272,917	$ 10.38	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	8,333	8,333	$ 6.00	Dec 2011
Dec 2007	Employees excluding senior management	1,667	1,667	$ 6.00	Dec 2011
April 2008	Employees excluding senior management	2,500	1,666	$ 6.00	April 2012
May 2008	Infinite management consultant – see note 5	16,667	16,667	$ 6.00	May 2013
Aug 2008	Employees excluding senior management	62,500	62,500	$ 6.00	Aug 2012
May 2009	Infinite management consultant – see note 5	66,667	16,667	$ 3.00	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	50,000	33,334	$ 3.00	May 2013 – Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$ 15.00	Aug 2014
Aug 2009	Directors and senior management	83,449	83,449	$ 9.42	Aug 2014
Aug 2009	Director	926	926	$20.256	Aug 2014
Dec 2009	Directors and senior management	124,884	124,884	$ 9.42	Dec 2014
Jan 2011	Directors and senior management	525,000	-	$ 1.23	Jan 2015
Jan 2011	Employees excluding senior management	413,200	-	$ 1.23	Jan 2015
Jan 2011	Consultant	50,000	-	$ 1.23	Jan 2015
	Total common shares underlying Plan Options as of March 31, 2011	2,146,543	1,007,510

On January 14, 2011 our Compensation Committee awarded 988,200 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. The Black-Scholes valuation of this grant is approximately $807,000, which is being recognized as non-cash compensation expense over the two year service period starting in January 2011. In accordance with the January 2011 instructions of our Compensation Committee we have requested our shareholders to approve, in the annual shareholder meeting scheduled for June 13, 2011, additional authorized 2007 Plan shares, so that the above grant may be augmented by an equal number of options issued to the same recipients, using the same strike price as the basic grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2011, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 41,962 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire at various times from July 2012 to May 2013.

As of March 31, 2011, there were outstanding and fully vested Non-Plan Options issued to financial consultants for the purchase of 495,198 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Expiration Date

March 2011	300,000	$ 1.50	March 2015
Six months ended March 31, 2011	300,000

October 2009	75,000	$ 3.00	Oct 2013
July 2010	50,000	$ 6.00	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$ 3.00	Aug 2013
September 2009	8,333	$ 3.00	Sept 2013
Year ended September 30, 2009	25,000

October 2007	25,000	$10.38	Oct 2011
October 2007	16,667	$10.98	Oct 2011
Year ended September 30, 2008	41,667

March 2007	3,531	$14.88	March 2012
Year ended September 30, 2007	3,531

Total common shares underlying Non-Plan consultant options as of March 31, 2011	495,198

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2011, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 638,423 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date

LPC Purchase Agreement – September 2010 – see note 6	552,219	$ 1.96	September 2015
CCJ Note – December 2009 – see note 4	29,167	$ 3.00	December 2013
Placement fees – common share offering – March and April 2007	57,037	$16.20	March and April 2012

Total common shares underlying warrants as of March 31, 2011	638,423

With respect to the warrants issued in connection with the LPC Purchase Agreement, both the exercise price and the number of underlying shares are subject to adjustment in accordance with certain anti-dilution provisions. As a result of the effective conversion price of our common shares issued to retire a portion of the Wilmington Notes and to retire the Lehmann Note (see note 4), the exercise price of these LPC warrants was adjusted from the original exercise price of $2.00 to approximately $1.96, and the number of underlying shares increased from the original of 540,000 shares to approximately 552,219 shares, as of March 31, 2011. As a result of the effective conversion price of our common shares issued to retire a portion of the Equipment Notes in April 2011 (see note 4), the exercise price of these LPC warrants was adjusted from approximately $1.96 to approximately $1.92, and the number of underlying shares increased from approximately 552,219 shares to approximately 562,494 shares, as of April 28, 2011.

Due to the price-based anti-dilution protection provisions of these warrants (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $588,410, $247,743 and $386,404 on our consolidated balance sheets as of March 31, 2011, December 31, 2010 and September 30, 2010, respectively. The $340,667 increase in the fair value of this liability from December 31, 2010 to March 31, 2011 was reflected as other income in our consolidated statement of operations for the three months ended March 31, 2011. The $202,006 increase in the fair value of this liability from September 30, 2010 to December 31, 2010 was reflected as other income in our consolidated statement of operations for the six months ended March 31, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense. See note 1 – Effects of Recent Accounting Pronouncements.

The LPC warrants contain certain cashless exercise rights. The number of shares of ONSM common stock that can be issued upon the exercise of these warrants is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.99% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (Liquidity - sale of common shares to LPC), 2 (Auction Video – patent appeal developments), 4 (Equipment Notes – conversions to common shares and payment of interest in shares, Line – covenant compliance issues) and 8 (adjustment of exercise price and number of common shares underlying LPC Warrants) contain disclosure with respect to transactions occurring after March 31, 2011.

On April 20, 2011 we received a letter from The NASDAQ Stock Market (“NASDAQ”), stating that we are now in compliance with Listing Rule 5605 (c) (2). This rule provides that the audit committee of a NASDAQ-listed company have at least three members, each of whom is independent and meets certain other specified criteria. We were considered compliant as a result of our Audit Committee appointment of Mr. Robert D. (“RD”) Whitney, who joined two other Audit Committee members, on April 18, 2011. There are currently no further outstanding non-compliance issues with respect to our NASDAQ listing.

During the period from April 1, 2011 through May 10, 2011, we recorded the issuance of 28,000 unregistered shares of common stock for financial consulting and advisory services.  The services will be provided over a period of three months, and will result in a professional fees expense of approximately $41,000 over the service period, based on the market value of an ONSM common share at the time of issuance

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 95 full time employees as of May 10, 2011, with operations organized in two main operating groups:

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

Our MP365 division, which operates primarily from Pompano Beach, Florida with additional operations in San Francisco, California, enables publishers, associations, tradeshow promoters and entrepreneurs to self-deploy their own online virtual marketplaces using the MarketPlace365® platform.

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

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares, and 1.6 million common shares (including those issuable upon conversion of the preferred shares) were included in a prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. On September 24, 2010, we received $824,044 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). During the six months ended March 31, 2011, LPC purchased an additional 830,000 shares of our common stock under that Purchase Agreement for net proceeds of $740,522.  This includes $19,806 in proceeds for the final 20,000 shares not received and recorded by us until April 2011.

LPC has also committed to purchase, at our sole discretion, up to an additional 2.5 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share. However, we cannot sell these additional shares to LPC without the approval of our shareholders, which is being requested at the annual shareholder meeting scheduled for June 13, 2011.

During 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. We issued notes (the “Equipment Notes”) to those Investors, which mature on June 3, 2011. On April 4, 2011 and again on April 28, 2011, we agreed to amend certain of the Equipment Notes to allow the conversion of a portion of the outstanding balance of those certain notes, using a conversion price of $1.00 per share to convert $225,000 of principal and a conversion price of $1.20 per share to convert another $225,000 of principal. As a result of these amendments and the related conversions, the remaining outstanding principal balance under the Equipment Notes is $550,000.

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

Results of Operations

Our consolidated net loss for the six months ended March 31, 2011 was approximately $2.2 million ($0.24 loss per share) as compared to a loss of approximately $5.6 million ($0.75 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $3.4 million (61%). The decreased net loss was primarily due to a $3.1 million non-cash charge for the impairment of goodwill and other intangible assets in the first six months of the prior fiscal year, versus no such charge in the first six months of the current fiscal year. We accelerated the most recent annual valuation of our goodwill and intangible assets from the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, and as a result of that valuation we recorded a $1.6 million charge for the impairment of goodwill, which was reflected in our results for the three months ended September 30, 2010.

Our consolidated net loss for the three months ended March 31, 2011 was approximately $1.3 million ($0.14 loss per share) as compared to a loss of approximately $1.3 million ($0.17 loss per share) for the corresponding period of the prior fiscal year.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Six Months Ended March 31,
	2011	2010
Revenue:

DMSP and hosting	12.1%	13.0%
Webcasting	34.5	35.0
Audio and web conferencing	41.8	39.5
Network usage	10.9	10.9
Other	0.7	1.6
Total revenue	100.0%	100.0%

Costs of revenue:

DMSP and hosting	5.9%	5.9%
Webcasting	9.1	9.7
Audio and web conferencing	13.4	12.1
Network usage	4.9	4.7
Other	0.6	2.5
Total costs of revenue	33.9%	34.9%

Gross margin	66.1%	65.1%

Operating expenses:
Compensation	50.4%	51.8%
Professional fees	11.6	11.2
Other general and administrative	12.1	13.6
Impairment loss on goodwill and other intangible assets	-	37.8
Depreciation and amortization	8.6	13.6
Total operating expenses	82.7%	128.0%

Loss from operations	(16.6)%	(62.9)%

Other expense, net:
Interest expense	(6.2)%	(6.6)%
Loss for adjustment of derivative liability to fair value	(2.3)	-
Other income (expense), net	0.1	1.2
Total other expense, net	(8.4)%	(5.4)%

Net loss	(25.0)%	(68.3)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the six months ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent

Total revenue	$8,726,582	$8,202,807	$523,775	6.4%
Total costs of revenue	2,960,295	2,862,903	97,392	3.4%
Gross margin	5,766,287	5,339,904	426,383	8.0%

General and administrative expenses	6,463,902	6,282,030	181,872	2.9%
Impairment loss on goodwill and other intangible assets	-	3,100,000	(3,100,000)	(100.0)%
Depreciation and amortization	753,438	1,116,161	(362,723)	(32.5)%
Total operating expenses	7,217,340	10,498,191	(3,280,851)	(31.3)%

Loss from operations	(1,451,053)	(5,158,287)	(3,707,234)	(71.9)%

Other expense, net	(737,189)	(442,918)	294,271	66.4%

Net loss	$(2,188,242)	$(5,601,205)	$(3,412,963)	(60.9)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $8.7 million for the six months ended March 31, 2011, an increase of approximately $524,000 (6.4%) from the corresponding period of the prior fiscal year, primarily due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $4.6 million for the six months ended March 31, 2011, an increase of approximately $434,000 (10.3%) from the corresponding period of the prior fiscal year. This increase was primarily a result of increased audio conferencing revenues in the Infinite division.

The number of minutes billed by the Infinite division was approximately 51.0 million for the six months ended March 31, 2011, as compared to approximately 42.4 million minutes billed for the corresponding period of the prior fiscal year. However, the average revenue per minute was approximately 7.2 cents for the six months ended March 31, 2011, as compared to approximately 7.7 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

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

Digital Media Services Group revenues were approximately $4.1 million for the six months ended March 31, 2011, an increase of approximately $90,000 (2.2%) from the corresponding period of the prior fiscal year,  due to an increase in webcasting division revenues.

Webcasting revenues increased by approximately $135,000 (4.7%) for the six months ended March 31, 2011 as compared to the corresponding period of the prior fiscal year. This was primarily due to increased revenues from providing webcasting services to the following governmental entities: the State of California, the California State Department of Technology Services (DTS), the California State Board of Equalization (BOE), the United States Nuclear Regulatory Commission (NRC) and the Internal Revenue Service (IRS). We recognized aggregate revenues from these contracts of approximately $348,000 and $234,000 for the six months ended March 31, 2011 and 2010, respectively, representing an increase of $114,000, or approximately 48.7%. Our financial statements for these periods include revenues from providing webcasting services to other governmental entities not publicly announced by us and therefore not listed above.

The average revenue per webcast event of approximately $809 for the six months ended March 31, 2011 was approximately equal to the corresponding period of the prior fiscal year. However, we produced approximately 3,800 webcasts during the six months ended March 31, 2011, an increase of approximately 170 webcasts as compared to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

In October 2009, we announced an expansion of our business relationship with BT Conferencing, a division of BT Group plc, one of the world's leading providers of communications solutions and services, via the signing of a new webcasting, iEncode, and digital media services reseller agreement. Prior to this agreement, and continuing to the current time, we recognized significant webcasting revenues from a BT business group that had succeeded to our business relationship with another reseller, by virtue of BT’s acquisition of that reseller. Under the reseller agreement announced in October 2009, another business group within BT Conferencing will also be offering our webcasting, iEncode and digital media services to its new and existing clients worldwide. The implementation of this more recent agreement is in process and is expected to first impact our revenues in a meaningful way during fiscal 2011.

In October 2010, we announced Ari Kestin’s appointment as the Executive Vice President and General Manager of our Webcasting division. In his new role with the Webcasting division, Mr. Kestin is responsible for all client-facing activities, sales and marketing, operations, partnerships, product and application development within the division. Mr. Kestin also continues as President of the Infinite division, a position he has held since June 2009.

As a result of the above factors, we expect fiscal 2011 webcasting revenues (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, although such increase cannot be assured.

During fiscal 2009, we began the development of the MarketPlace365® (MP365) platform, which enables the creation of on-line virtual marketplaces, trade shows and social communities, with the goal of generating business leads for our customers, the MP365 site promoters. As a key element of our sales and marketing program, we have entered into several MP365 agent agreements, including the following:

•
A December 2009  agreement with the Tarsus Group plc (“Tarsus”) for them to market MP365 to Tarsus' more than 19,000 trade shows and 2,000 suppliers that are part of their Trade Show News Network (“TSNN”), a leading online resource for the trade show, exhibition and event industry.

•	A February 2010 agreement with the Trade Show Exhibitors Association (“TSEA”) for them to market MP365 to TSEA’s members, vendors and sponsors.

•
An April 2010 agreement with AMC Institute, to provide MP365, as well as our full suite of digital media and communications services, to the organization’s 150 association management company members who represent over 1,500 associations throughout the U.S., Canada, Europe and Asia.

•	A May 2010 agreement with Conventions.net, which has thousands of industry suppliers in over 150 categories and plans to showcase the MP365 platform through its website and other marketing vehicles.

•
A March 2011 agreement with Smart Source, a leading provider of tradeshow equipment rentals and audio visual technology support solutions, to market MP365 out of its 24 sales offices throughout the United States.

•	A May 2011 agreement with WebiMax, a leading provider of Internet marketing solutions and search engine optimization.

The first MP365 site was launched in July 2010. There are currently seven active MP365 promoter sites and we have signed MP365 promoter contracts for another 23 marketplaces. Although we expect several of these 23 marketplaces to launch and become active in the coming weeks and months, some of these promoters have done little or no site development activity to date and thus may not ultimately launch an active marketplace. In general, the promoter of an active marketplace is expected to pay us a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace. However, special pricing and payment terms have been granted to MP365 promoters during the initial stages of introducing the MP365 platform, and may continue to be granted. The attainment of any revenue from a MP365 marketplace or promoter contract is subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured. We expect to eventually recognize additional revenue beyond exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing.

Due to the anticipated increase in webcasting revenues, as discussed above, we expect the fiscal 2011 revenues of the Digital Media Services Group (for the year as a whole) to exceed the corresponding fiscal 2010 amounts, although such increase cannot be assured.

Consolidated gross margin was approximately $5.8 million for the six months ended March 31, 2011, an increase of approximately $426,000 (8.0%) from the corresponding period of the prior fiscal year. This increase was primarily due to approximately $236,000 additional gross margin from the Infinite division of the Audio and Web Conferencing Services Group, corresponding to an approximately $408,000 increase in Infinite division revenues. The $426,000 increase in consolidated gross margin also included approximately $133,000 additional gross margin from the Webcasting division of the Digital Media Services Group, corresponding to an approximately $135,000 increase in Webcasting division revenues, in addition to an improvement in the Webcasting division’s gross margin percentage from 72.4% to 73.6%.

Our consolidated gross margin percentage was 66.1% for the six months ended March 31, 2011, versus 65.1% for the corresponding period of the prior fiscal year.

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

Operating Expenses

Consolidated operating expenses were approximately $7.2 million for the six months ended March 31, 2011, a decrease of approximately $3.3 million (31.3%) from the corresponding period of the prior fiscal year, primarily due to a $3.1 million non-cash charge for the impairment of goodwill and other intangible assets in the first six months of the prior fiscal year, versus no such charge in the first six months of the current fiscal year. We accelerated the most recent annual valuation of our goodwill and intangible assets from the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, and as a result of that valuation we recorded a $1.6 million charge for the impairment of goodwill, which was reflected in our results for the three months ended September 30, 2010.

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

The decrease in depreciation and amortization expense for the six months ended March 31, 2011 of approximately $363,000 was 32.5% of that expense for the corresponding period of the prior fiscal year. This decrease was due to (i) an approximately $200,000 reduction of depreciation expense related to certain equipment and purchased software reaching the end of the useful lives assigned to them for book depreciation purposes, (ii) an approximately $103,000 reduction of amortization expense related to certain intangible assets as a result of the impairment losses we recorded during the year ended September 30, 2010, which were recorded as a reduction of the historical depreciable cost basis of those assets as of those dates, as well as certain intangible assets reaching the end of the lives assigned to them for book amortization purposes and (iii) an approximately $108,000 reduction of depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes. These decreases were partially offset by an approximately $46,000 increase in depreciation expense for internally developed software, including iEncode and MP365, recently placed into service.

Excluding any impact arising from fiscal 2011 goodwill impairment charges as compared to those costs in fiscal 2010, we expect our consolidated operating expenses for fiscal year 2011 to be equal to or less than the corresponding prior year amounts, expressed as a percentage of revenues, although this cannot be assured.

Other Expense

Other expense of approximately $737,000 for the six months ended March 31, 2011 represented an approximately $294,000 (66.4%) increase as compared to the corresponding period of the prior fiscal year. This increase arose primarily from an approximately $202,000 loss recognized in the six months ended March 31, 2011 and arising from the adjustment of a derivative liability to fair value, versus no such item in the corresponding period of the prior fiscal year.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions)  included in warrants issued by us in September 2010 in connection with the LPC Purchase Agreement and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $386,404 on our September 30, 2010 consolidated balance sheet. However, since the fair value of this liability was $588,410 as of March 31, 2011, an adjustment for the $202,006 increase in that liability’s carrying value on our balance sheet was reflected as other expense in our consolidated statement of operations for the six months ended March 31, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended March 31,
	2011	2010
Revenue:

DMSP and hosting	12.7%	12.5%
Webcasting	34.6	35.4
Audio and web conferencing	41.0	40.0
Network usage	10.7	10.6
Other	1.0	1.5
Total revenue	100.0%	100.0%

Costs of revenue:

DMSP and hosting	6.6%	5.7%
Webcasting	9.7	11.2
Audio and web conferencing	12.6	11.1
Network usage	4.9	4.7
Other	0.7	2.5
Total costs of revenue	34.5%	35.2%

Gross margin	65.5%	64.8%

Operating expenses:
Compensation	50.9%	52.6%
Professional fees	10.4	10.6
Other general and administrative	11.7	13.8
Depreciation and amortization	8.2	13.3
Total operating expenses	81.2%	90.3%

Loss from operations	(15.7)%	(25.5)%

Other expense, net:
Interest expense	(5.4)%	(7.3)%
Loss for adjustment of derivative liability to fair value	(7.6)	-
Other income (expense), net	-	2.3
Total other expense, net	(13.0)%	(5.0)%

Net loss	(28.7)%	(30.5)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent

Total revenue	$4,489,329	$4,133,694	$355,635	8.6%
Total costs of revenue	1,549,061	1,456,427	92,634	6.4%
Gross margin	2,940,268	2,677,267	263,001	9.8%

General and administrative expenses	3,280,654	3,182,301	98,353	3.1%
Depreciation and amortization	367,241	548,800	(181,559)	(33.1)%
Total operating expenses	3,647,895	3,731,101	(83,206)	(2.2)%

Loss from operations	(707,627)	(1,053,834)	(346,207)	(32.9)%

Other expense, net	(582,922)	(206,330)	376,592	182.5%

Net loss	$(1,290,549)	$(1,260,164)	$30,385	2.4%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.5 million for the three months ended March 31, 2011, an increase of approximately $356,000 (8.6%) from the corresponding period of the prior fiscal year, primarily due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $2.4 million for the three months ended March 31, 2011, an increase of approximately $221,000 (10.4%) from the corresponding period of the prior fiscal year. This increase was primarily a result of increased audio conferencing revenues in the Infinite division.

The number of minutes billed by the Infinite division was approximately 26.6 million for the three months ended March 31, 2011, as compared to approximately 22.1 million minutes billed for the corresponding period of the prior fiscal year. However, the average revenue per minute was approximately 7.0 cents for the three months ended March 31, 2011, as compared to approximately 7.6 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

Digital Media Services Group revenues were approximately $2.1 million for the three months ended March 31, 2011, an increase of approximately $135,000 (6.7%) from the corresponding period of the prior fiscal year, primarily due to an increase in webcasting division revenues.

Webcasting revenues increased by approximately $90,000 (6.2%) for the three months ended March 31, 2011 as compared to the corresponding period of the prior fiscal year. This was primarily due to increased revenues from providing webcasting services to the following governmental entities: the State of California, the California State Department of Technology Services (DTS), the California State Board of Equalization (BOE), the United States Nuclear Regulatory Commission (NRC) and the Internal Revenue Service (IRS). We recognized aggregate revenues from these contracts of approximately $210,000 and $169,000 for the three months ended March 31, 2011 and 2010, respectively, representing an increase of $41,000, or approximately 24.3%. Our financial statements for these periods include revenues from providing webcasting services to other governmental entities not publicly announced by us and therefore not listed above.

The average revenue per webcast event of approximately $836 for the three months ended March 31, 2011 was approximately equal to the corresponding period of the prior fiscal year. However, we produced approximately 1,900 webcasts during the three months ended March 31, 2011, an increase of approximately 110 webcasts as compared to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

Consolidated gross margin was approximately $2.9 million for the three months ended March 31, 2011, an increase of approximately $263,000 (9.8%) from the corresponding period of the prior fiscal year. This increase was primarily due to approximately $121,000 additional gross margin from the Webcasting division of the Digital Media Services Group, corresponding to an approximately $90,000 increase in Webcasting division revenues, in addition to an improvement in the Webcasting division’s gross margin percentage from 68.2% to 72.0%. The $263,000 increase in consolidated gross margin also included approximately $80,000 additional gross margin from the Infinite division of the Audio and Web Conferencing Services Group, corresponding to an approximately $188,000 increase in Infinite division revenues.

Our consolidated gross margin percentage was 65.5% for the three months ended March 31, 2011, versus 64.8% for the corresponding period of the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $3.6 million for the three months ended March 31, 2011, a decrease of approximately $83,000 (2.2%) from the corresponding period of the prior fiscal year, due to decreased depreciation and amortization expense.

The decrease in depreciation and amortization expense for the three months ended March 31, 2011 of approximately $182,000 was 33.1% of that expense for the corresponding period of the prior fiscal year. This decrease was due to (i) an approximately $107,000 reduction of depreciation expense related to certain equipment and purchased software reaching the end of the useful lives assigned to them for book depreciation purposes, (ii) an approximately $29,000 reduction of amortization expense related to certain intangible assets as a result of the impairment losses we recorded during the year ended September 30, 2010, which were recorded as a reduction of the historical depreciable cost basis of those assets as of those dates, as well as certain intangible assets reaching the end of the lives assigned to them for book amortization purposes and (iii) an approximately $49,000 reduction of depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes.

Other Expense

Other expense of approximately $583,000 for the three months ended March 31, 2011 represented an approximately $377,000 (182.5%) increase as compared to the corresponding period of the prior fiscal year. This increase arose primarily from an approximately $341,000 loss recognized in the three months ended March 31, 2011 and arising from the adjustment of a derivative liability to fair value, versus no such item in the corresponding period of the prior fiscal year.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions)  included in warrants issued by us in September 2010 in connection with the LPC Purchase Agreement and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $247,743 on our December 31, 2010 consolidated balance sheet. However, since the fair value of this liability was $588,410 as of March 31, 2011, an adjustment for the $340,667 increase in that liability’s carrying value on our balance sheet was reflected as other expense in our consolidated statement of operations for the three months ended March 31, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

Liquidity and Capital Resources

Our financial statements for the six months ended March 31, 2011 reflect a net loss of approximately $2.2 million and cash used in operations for that period of approximately $14,000. Although we had cash of approximately $313,000 at March 31, 2011, our working capital was a deficit of approximately $3.5 million at that date.

During the six months ended March 31, 2011, we obtained financing primarily from the sale of our common stock under the terms of the LPC Purchase Agreement, discussed in more detail below and which resulted in net cash proceeds of approximately $721,000 during the period. Amounts outstanding under certain convertible debentures decreased by approximately $714,000 during the period, as a result of the $439,000 in aggregate cash repayments plus issuance of common shares for the balance, as discussed in more detail below. Amounts outstanding under the Rockridge Note decreased by approximately $122,000 as a result of monthly installments of principal and interest paid by us during the period. Amounts outstanding under the Line, which are subject to the amount and aging of our accounts receivable, decreased by approximately $101,000 as a result of the excess of principal repayments required during the period over our borrowings.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares, and 1.6 million common shares (including those issuable upon conversion of the preferred shares) were included in a prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. On September 24, 2010, we received $824,044 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). During the six months ended March 31, 2011, LPC purchased an additional 830,000 shares of our common stock under that Purchase Agreement for net proceeds of $740,522.  This includes $19,806 in proceeds for the final 20,000 shares not received and recorded by us until April 2011.

LPC has also committed to purchase, at our sole discretion, up to an additional 2.5 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. However, we cannot sell these additional shares to LPC without the approval of our shareholders, which is being requested at the annual shareholder meeting scheduled for June 13, 2011.

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

The Purchase Agreement has a term of 36 months but may be terminated by us at any time after the first year at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

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

From January through May 2010 we issued the unsecured subordinated convertible Greenberg Note, Wilmington Notes and Lehmann Note, for aggregate gross proceeds of $1.0 million and with an aggregate remaining principal balance of $714,000 as of September 30, 2010. The remaining principal balance of the Greenberg and Wilmington Notes of $503,000 as of September 30, 2010, as well as all accrued but unpaid interest, was satisfied by us on October 1, 2010 with cash payments aggregating $400,000 plus the issuance of 137,901 unregistered common shares. The remaining principal balance of the Lehmann Note of $211,000 as of September 30, 2010 was satisfied by monthly principal payments of $13,000 each during the three months ended December 31, 2010 plus the issuance of 200,000 unregistered common shares during January 2011 for the remaining balance.

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $1.4 million at March 31, 2011. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

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

The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 366,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share. We have recorded no accrual for this matter on our financial statements as of March 31, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated. However, if the closing ONSM share price of $1.34 per share on May 10, 2011 was used as a basis of calculation, there would be no payment required.

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

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.5 million as of May 10, 2011) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. In addition, since March 16, 2011 we have been paying additional interest at 3% per annum related to the Lender’s waiver of a debt covenant, as discussed in more detail below. The outstanding principal under the Line may be repaid at any time, but no later than December 2011, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. In its March 16, 2011 communication to us, the Lender waived the Covenant requirement for the December 31, 2010 quarter, but also informed us that effective from the date of that letter until we demonstrated compliance with the Covenant, additional interest of 3% per annum would be charged. We were in compliance with the Covenant for the March 31, 2011 quarter and the Lender has informed us that the additional interest charge will be discontinued effective May 16, 2011.

We are obligated under convertible Equipment Notes with a current outstanding principal balance of $550,000 (as a result of conversions to common stock after March 31, 2011 as discussed below) and a maturity date of June 3, 2011. These Equipment Notes are collateralized by specifically designated software and equipment owned by us, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan.

The outstanding balance under the Equipment Notes was $1.0 million as of March 31, 2011. On April 4, 2011 and again on April 28, 2011, we agreed to amend certain of the Equipment Notes to allow the conversion of a portion of the outstanding balance of those certain notes, using a conversion price of $1.20 per share to convert $225,000 of principal and a conversion price of $1.00 per share to convert another $225,000 of principal. The remaining outstanding balance under the Equipment Notes may be converted to restricted ONSM common shares at any time prior to their maturity date, at the holder’s option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share.

Interest on the Equipment Notes is 12% per annum, payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On December 2, 2010, we elected to issue 76,769 unregistered shares of our common stock in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2010 through October 2010, which was recorded as interest expense of $71,395 on our books, based on the fair value of those shares on the issuance date. In connection with the April 4, 2011 note amendments discussed above, we issued 28,810 unregistered shares of our common stock in lieu of $24,986 cash interest on certain of the Equipment Notes for the period from November 2010 through March 2011, which will be recorded as interest expense of $47,537 on our books, based on the fair value of those shares on the issuance date. A final interest payment will be made on the June 3, 2011 maturity date for all of the Equipment Notes, which in some cases will cover a period commencing November 1, 2010.

We are obligated under an unsecured subordinated note payable note (the “CCJ Note”)  issued to CCJ Trust (“CCJ”), with an outstanding balance of $200,000 as of March 31, 2011. The CCJ Note originally bore interest at 8% per annum and was payable in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity (the “CCJ Note”) although none of those payments were made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. In connection with this amendment, we paid $16,263 in cash for the previously accrued interest. The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). In conjunction with and in consideration of the January 2011 note amendment, certain terms of the 35,000 shares of Series A-13 held by CCJ at that date were modified, which resulted in an increase in the number of underlying common shares upon conversion from 116,667 to 175,000.

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

Projected capital expenditures for the twelve months ending March 31, 2011 total approximately $1.1 million which includes software and hardware upgrades to the DMSP, the webcasting system (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the introduction and establishment of the MarketPlace365 platform. This total includes at least $434,000 of projected capital expenditures which we have determined may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations. This total excludes approximately $255,000 reflected by us as accounts payable at March 31, 2011, representing amounts that are presently the subject of litigation and which will not be reflected as capital expenditures in our cash flow statement until paid.

During March and April 2011, we took actions which we expect will reduce quarterly compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and another approximately $25,000 for the fourth quarter of fiscal 2011. Based on our results for the three months ended March 31, 2011, and these expected compensation and other expense reductions, we estimate that in order to adequately fund our anticipated cash expenditures through September 30, 2011 (including cash interest expense and capital expenditures), we would require an approximately $225,000 increase in our quarterly consolidated revenues, as compared to revenues for the three months ended March 31, 2011.  In addition to this revenue increase, we will also require additional debt or equity financing of approximately $1.2 million through September 30, 2011 to satisfy principal repayments due against existing debt as well as past due trade payables that we believe are necessary to pay to continue our operations. We estimate that approximately $700,000 of this $1.2 million (primarily related to the repayment of the Equipment Notes, as discussed above) would be required by early June 2011.

If we were to achieve revenue increases in excess of this $225,000 per quarter, or if any of our lenders elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $1.2 million. However, if we did not achieve these revenue increases, or if our operating expenses, cash interest or capital expenditures were higher than anticipated through September 30, 2011, the required financing could be greater than this $1.2 million.

We have implemented and continue to implement specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve the required revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2011. We will closely monitor our revenue and other business activity to determine if further cost reductions, the raising of additional capital, or other activity is considered necessary.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $125.7 million as of March 31, 2011. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 products and services as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash used in operating activities was approximately $14,000 for the six months ended March 31, 2011, as compared to approximately $356,000 used in operations for the corresponding period of the prior fiscal year. The $14,000 reflects our net loss of approximately $2.2 million, reduced by approximately $2.1 million of non-cash expenses included in that loss and by approximately $30,000 arising from a net decrease in non-cash working capital items during the period. The net decrease in non-cash working capital items for the six months ended March 31, 2011 is primarily due to an approximately $248,000 decrease in accounts receivable, partially offset by an approximately $166,000 decrease in accounts payable, accrued liabilities and amounts due to directors and officers. This compares to a net decrease in non-cash working capital items of approximately $88,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the six months ended March 31, 2011 were approximately $753,000 of depreciation and amortization, approximately $546,000 of employee compensation expense arising from the issuance of stock and options and approximately $315,000 of amortization of deferred professional fee expenses paid for by issuing stock and options. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $530,000 for the six months ended March 31, 2011 as compared to approximately $708,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities related primarily to the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $32,000 for the six months ended March 31, 2011 as compared to approximately $1.2 million provided by financing activities for the corresponding period of the prior fiscal year. Current year financing activities primarily related to proceeds from the sale of common stock and proceeds from notes payable, partially offset by repayments of notes and leases payable and convertible debentures.  Prior year financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $13.4 million at March 31, 2011, representing approximately 67% of our total assets and approximately 117% of the book value of shareholder equity. In addition, property and equipment as of March 31, 2011 includes approximately $2.2 million (net of depreciation) related to the DMSP and other capitalized internal use software, representing approximately 11% of our total assets and approximately 19% of the book value of shareholder equity.

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

Our common stock has demonstrated significant volatility in recent months, from $1.04 per share as of September 30, 2010 to $0.80 per share as of December 31, 2010 to $1.65 per share as of March 31, 2011 to $1.34 per share as of May 10, 2011. If the price of our common stock and our market value were to decline to the level experienced in December 2010, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising either from an interim impairment review as of June 30, 2011 or from our next scheduled recurring annual impairment review, as of September 30, 2011. We will closely monitor and evaluate all such factors as of June 30, 2011 and subsequent periods, in order to determine whether to record future non-cash impairment charges.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period from February 5, 2011 through March 31, 2011, we recorded the issuance of 90,000 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of eight to twelve months, and will result in a professional fees expense of approximately $73,000 over the service period, based on the market value of an ONSM common share at the time of issuance. None of these shares were issued to our directors or officers.

During the period from April 1, 2011 through May 10, 2011, we recorded the issuance of 28,000 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of three months, and will result in a professional fees expense of approximately $41,000 over the service period, based on the market value of an ONSM common share at the time of issuance. None of these shares were issued to our directors or officers.

On March 3, 2011, we issued 14,000 unregistered common shares to CCJ Trust (“CCJ”), in payment of $28,000 in Series A-13 dividends for calendar 2010, using a conversion rate of $2.00 per share. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.1 – Amendment dated April 28, 2011 to Purchase Agreement dated as of September 17, 2010, by and between the Company and Lincoln Park Capital Fund, LLC
31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
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

Date: May 16, 2011

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer