Form 10-Q
period 2011-06-30
Onstream Media CORP
filed 2011-08-15
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 5, 2011 the registrant had issued and outstanding 11,638,448 shares of common stock.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2011, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$370,769	$825,408
Accounts receivable, net of allowance for doubtful accounts of $299,914 and $363,973, respectively	2,657,489	2,805,420
Prepaid expenses	464,133	316,591
Inventories and other current assets	126,154	125,000
Total current assets	3,618,545	4,072,419
PROPERTY AND EQUIPMENT, net	2,676,601	2,854,263
INTANGIBLE ASSETS, net	914,210	1,284,524
GOODWILL, net	12,396,948	12,396,948
OTHER NON-CURRENT ASSETS	104,263	104,263
Total assets	$19,710,567	$20,712,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,748,245	$2,553,366
Accrued liabilities	1,340,466	1,066,960
Amounts due to directors and officers	514,993	374,124
Deferred revenue	102,538	141,788
Notes and leases payable – current portion, net of discount	2,068,526	1,904,214
Convertible debentures, net of discount	559,992	1,626,796
Total current liabilities	6,334,760	7,667,248
Notes and leases payable, net of current portion and discount	60,129	120,100
Convertible debentures, net of discount	758,567	815,629
Detachable warrants, associated with sale of common shares and Series A-14 Preferred	305,266	386,404
Total liabilities	7,458,722	8,989,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 35,000 issued and outstanding	3	3
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, 420,000 issued and outstanding	42	42
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 10,534,163 and 8,384,570 issued and outstanding, respectively	1,053	838
Additional paid-in capital	138,681,995	135,453,812
Unamortized discount	(183,747)	(297,422)
Accumulated deficit	(126,247,501)	(123,434,237)
Total stockholders’ equity	12,251,845	11,723,036
Total liabilities and stockholders’ equity	$19,710,567	$20,712,417

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Audio and web conferencing	$5,598,118	$5,038,769	$1,947,602	$1,796,247
Webcasting	4,694,866	4,450,214	1,686,296	1,576,672
DMSP and hosting	1,532,467	1,568,112	474,314	500,739
Network usage	1,442,542	1,415,935	495,432	521,298
Other	83,789	160,535	21,556	35,802
Total revenue	13,351,782	12,633,565	4,625,200	4,430,758

COSTS OF REVENUE:
Audio and web conferencing	1,743,590	1,456,388	576,290	461,573
Webcasting	1,206,779	1,165,288	412,806	373,372
DMSP and hosting	727,251	713,668	210,651	225,890
Network usage	645,050	597,066	216,565	214,752
Other	71,367	271,650	17,430	65,569
Total costs of revenue	4,394,037	4,204,060	1,433,742	1,341,156

GROSS MARGIN	8,957,745	8,429,505	3,191,458	3,089,602

OPERATING EXPENSES:
General and administrative:
Compensation	6,558,735	6,368,200	2,162,279	2,115,488
Professional fees	1,434,726	1,532,406	424,863	614,293
Other	1,629,460	1,731,718	571,877	620,514
Impairment loss on goodwill and other intangible assets	-	3,100,000	-	-
Depreciation and amortization	1,117,425	1,537,729	363,987	421,568
Total operating expenses	10,740,346	14,270,053	3,523,006	3,771,863

Loss from operations	(1,782,601)	(5,840,548)	(331,548)	(682,261)

OTHER EXPENSE, NET:
Interest expense	(1,024,117)	(962,644)	(480,265)	(424,715)
Gain from adjustment of derivative liability to fair value	81,138	-	283,144	-
Other income, net	51,627	128, 101	42,958	33,090

Total other expense, net	(891,352)	(834,543)	(154,163)	(391,625)

Net loss	$(2,673,953)	$(6,675,091)	$(485,711)	$(1,073,886)

Loss per share – basic and diluted:
Net loss per share	$(0.28)	$(0.87)	$(0.05)	$(0.14)
Weighted average shares of common stock outstanding – basic and diluted	9,514,683	7,635,390	10,307,645	7,880,691

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2011
(unaudited)

	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2010	35,000	$3	420,000	$42	8,384,570	$838	$135,453,812	$(297,422)	$(123,434,237)	$11,723,036
Conversion of debt to common shares	-	-	-	-	805,938	80	989,140	-	-	989,220
Sale of common shares	-	-	-	-	830,000	83	740,439	-	-	740,522
Issuance of options for employee services	-	-	-	-	-	-	726,689	-	-	726,689
Issuance of common shares and options for consultant services	-	-	-	-	390,576	39	584,370	-	-	584,409
Issuance of common shares for interest	-	-	-	-	105,579	11	121,514	-	-	121,525
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with note refinancing	-	-	-	-	-	-	46,084	-	-	46,084
Dividends on Series A-13	-	-	-	-	17,500	2	19,947	1,687	(7,636)	14,000
Dividends on Series A-14	-	-	-	-	-	-	-	111,988	(131,675)	(19,687)
Net loss	-	-	-	-	-	-	-	-	(2,673,953)	(2,673,953)

Balance, June 30, 2011	35,000	$3	420,000	$42	10,534,163	$1,053	$138,681,995	$(183,747)	$(126,247,501)	$12,251,845

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,673,953)	$(6,675,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on goodwill and other intangible assets	-	3,100,000
Depreciation and amortization	1,117,425	1,537,729
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	421,147	570,492
Compensation expenses paid with options and other equity	859,941	635,109
Other expenses paid with equity	42,218	-
Amortization of discount on convertible debentures	151,794	302,330
Amortization of discount on notes payable	158,162	174,798
Interest expense paid in common shares and options	322,106	96,546
Bad debt expense	342	125,057
Gain from adjustment of derivative liability to fair value	(81,138)	-
Gain from settlements of obligations and sales of equipment	(34,270)	(122,531)
Net cash provided by (used in) operating activities, before changes in current assets and liabilities	283,774	(255,561)
Changes in current assets and liabilities:
Decrease (Increase) in accounts receivable	147,590	(711,860)
(Increase) in prepaid expenses	(11,182)	(44,761)
(Increase) Decrease in inventories and other current assets	(1,155)	76,962
(Decrease) Increase in accounts payable, accrued liabilities and amounts due to directors and officers	(323,096)	514,815
(Decrease) in deferred revenue	(39,250)	(31,226)
Net cash provided by (used in) operating activities	$56,681	$(451,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	$(740,074)	$(862,024)
Narrowstep acquisition costs (written off to expense in March 2009)	-	(115,000)
Net cash used in investing activities	$(740,074)	$(977,024)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

 (continued)

	Nine months Ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of expenses	$740,522	$-
Proceeds from notes payable, net of expenses	1,019,241	1,254,192
Proceeds from convertible debentures	-	1,067,500
Proceeds from sale of A-13 preferred shares, net of expenses	-	(6,747)
Repayment of notes and leases payable	(1,094,254)	(960,539)
Repayment of convertible debentures	(436,755)	(130,000)
Net cash provided by financing activities	$228,754	$1,224,406

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(454,639)	$(204,249)

CASH AND CASH EQUIVALENTS, beginning of period	825,408	541,206

CASH AND CASH EQUIVALENTS, end of period	$370,769	$336,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$392,055	$388,970

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares and options for consultant services	$584,409	$616,854
Issuance of options for employee services	$726,689	$635,109
Issuance of common shares and warrants for interest and fees	$121,525	$493,048
Issuance of common shares upon debt conversion	$989,220	$-
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with note refinancing	$46,084	$-
Issuance of common shares, or right to obtain common shares, for financing fees	$-	$116,250
Issuance of A-13 preferred shares for A-12 preferred shares	$-	$350,000
Issuance of common shares for A-12 preferred shares	$-	$350,000
Conversion of short-term advance to convertible debenture	$-	$200,000
Declaration of dividends payable on A-13 preferred shares	$21,000	$14,000
Issuance of common shares for dividends payable on A-13 preferred shares	$19,949	$-
Elimination of obligation for previously accrued or declared dividends payable on A-13 preferred shares	$15,051	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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
JUNE 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $126.2 million as of June 30, 2011. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2010, we had a net loss of approximately $9.3 million, although cash used in operations for that period was approximately $197,000. For the nine months ended June 30, 2011, we had a net loss of approximately $2.7 million, although cash provided by operations for that period was approximately $57,000. Although we had cash of approximately $371,000 at June 30, 2011, our working capital was a deficit of approximately $2.7 million at that date.

During March and April 2011, we took actions which reduced quarterly compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and we expect will reduce those expenses by another approximately $25,000 for the fourth quarter of fiscal 2011. Based on our results for the three months ended June 30, 2011, and these expected compensation and other expense reductions, we estimate that future revenues at the levels experienced for the three months ended June 30, 2011 would adequately fund our anticipated ongoing cash expenditures (including monthly principal and interest payments on the Rockridge Note, interest payable in cash on the Line and other debts and capital expenditures).  However, we have historically experienced a seasonal decrease in our revenues and a corresponding increase in cash used by operations in the fourth fiscal quarter, which we expect will continue to be the case in the fourth quarter of fiscal 2011. Furthermore, even if we were to maintain this revenue level, we will also require additional debt or equity financing of approximately $750,000 through September 30, 2011 for repayment of the Equipment Notes (see note 4) plus past due trade payables and other liabilities that we believe are necessary to pay to continue our operations. This requirement is in addition to the approximately $584,000 proceeds we received from sales of equity to LPC in July and August 2011 (see note 6).

If we were to achieve future revenue in excess of the levels experienced in the third quarter of fiscal 2011, or if any of the holders of the Equipment Notes elected to convert a portion of the existing debt to equity as allowed for under the terms, the required financing could be less than this $750,000. However, if we did not achieve this revenue level, or if our operating expenses, cash interest or capital expenditures are higher than anticipated, the required financing could be greater than this $750,000.

We have implemented and continue to implement specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve the required revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2012. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares, and 1.6 million common shares (including those issuable upon conversion of the preferred shares we sold to them) were included in a prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. The Purchase Agreement was amended in April 2011 to increase the number of common shares that LPC agreed to purchase (at our option) and an additional 2.5 million common shares were included in a second prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration.

On September 24, 2010, we received $824,044 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of preferred shares). During the nine months ended June 30, 2011, we sold LPC an additional 830,000 shares of our common stock under that Purchase Agreement for net proceeds of $740,522. Since June 30, 2011, we sold an additional 600,000 shares of our common stock to LPC under that Purchase Agreement for net proceeds of $583,673.  LPC remains committed to purchase, at our sole discretion, up to an additional 1.9 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share.

There is no assurance that we will sell additional shares to LPC under the Purchase Agreement or that we will sell additional shares to any other party under the Shelf Registration, or if we do make such sales what the timing or proceeds will be. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval, which in the case of LPC has been obtained but would need to be requested with respect to any other purchaser.

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
JUNE 30, 2011

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

Bad Debt Reserves

Where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance against amounts due from it, and thereby reduce the receivable to an amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience.

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
JUNE 30, 2011

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
JUNE 30, 2011

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

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 as of September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011 or June 30, 2011 (to the extent each of those liabilities were outstanding on each of those dates) and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the nine and three months ended June 30, 2011 and 2010, respectively.

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
JUNE 30, 2011

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
JUNE 30, 2011

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of June 30, 2011 and September 30, 2010 was immaterial in relation to our recorded liabilities at those dates.

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
JUNE 30, 2011

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

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $539,000 and $339,000 for the nine months ended June 30, 2011 and 2010, respectively, and were approximately $183,000 and $133,000 for the three months ended June 30, 2011 and 2010, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

We have approximately $93 million in Federal net operating loss carryforwards as of June 30, 2011, approximately $8 million which expire in fiscal years 2011 through 2012 and approximately $85 million which expire in fiscal years 2018 through 2030.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $93 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $35.2 million as of June 30, 2011, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the nine and three months ended June 30, 2011 and 2010.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of June 30, 2011 and September 30, 2010, respectively, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the nine and three months ended June 30, 2011 and 2010. The tax years ending September 30, 2007 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the nine and three months ended June 30, 2011 and 2010, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 3,322,539 and 2,029,606 at June 30, 2011 and 2010, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2011 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could potentially convert into 175,000 shares of ONSM common stock, (ii) 420,000 shares of Series A-14 Convertible Preferred Stock which could potentially convert into 420,000 shares of ONSM common stock (iii) $500,000 of convertible notes which in aggregate could have potentially converted into up to 104,167 shares of our common stock (and of which $50,000 was subsequently repaid, $50,000 was subsequently converted into 55,556 common shares and $350,000 was subsequently given the right to convert into up to 388,889 common shares – see note 4), excluding interest, (iv) the right to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) the $914,967 convertible portion of the Rockridge Note which could have potentially converted into up to 381,236 shares of our common stock and (vi) the $200,000 CCJ Note, which could have potentially converted into up to 100,000 shares of our common stock (and of which $90,000 was subsequently converted into 100,000 common shares – see note 4).

Furthermore, if we were to sell all or substantially all of our assets prior to the repayment of the Rockridge Note, the remaining outstanding principal amount of the Rockridge Note could be converted into restricted shares of our common stock, which would have been 172,903 shares as of June 30, 2011 (in addition to the 381,236 shares noted above).

The potential dilutive effects of the following convertible securities outstanding at June 30, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 116,667 shares of ONSM common stock, (ii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest), (iii) 366,667 restricted shares of our common stock for the origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (iv) the $500,000 convertible portion of the Rockridge Note which could have potentially converted into up to 208,333 shares of our common stock, (v) the $200,000 CCJ Note, which could have potentially converted into up to 66,667 shares of our common stock, (vi) the $198,000 remaining outstanding balance of the Greenberg Note, which could have potentially converted into up to 82,500 shares of our common stock, (vii) the $422,000 outstanding balance of the Wilmington Notes, which could have potentially converted into up to 179,272 shares of our common stock and  (viii) the $250,000 outstanding balance of the Lehmann Note, which could potentially have potentially converted into up to 122,549 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $978,000 and $779,000 as of June 30, 2011 and September 30, 2010, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine and three months ended June 30, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For  Plan options that were granted and thus valued under the Black-Scholes model during the three months ended June 30, 2011, the expected volatility rate was approximately 94%, the risk-free interest rate was approximately 1.5% and the expected term was approximately 4 years. For Plan options that were granted and thus valued under the Black-Scholes model during the three months ended March 31, 2011, the expected volatility rate was approximately 94%, the risk-free interest rate was approximately 1.5% and the expected term was approximately 4 years. There were no Plan options granted during the three months ended December 31, 2010. There were no 2007 options granted during the six months ended June 30, 2010. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was approximately 88%, the risk-free interest rate was approximately 2.5% and the expected term was approximately 5 years.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the three months ended June 30, 2011. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended March 31, 2011, the expected volatility rate was approximately 94%, the risk-free interest rate was approximately 1.5% and the expected term was 4 years. There were no Non-Plan options granted during the three months ended December 31, 2010. There were no Non-Plan options granted during the six months ended June 30, 2010. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the three months ended December 31, 2009, the expected volatility rate was approximately 91 to 97%, the risk-free interest rate was approximately 1.9% to 2.6% and the expected term was 4 to 5 years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2010. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of June 30, 2011 and the results of our operations and cash flows for the nine and three months ended June 30, 2011 and 2010. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

In January 2010, the FASB issued ASC update number 2010-06 (“Update 2010-06”), which requires new and revised disclosures for fair value measurements, related to significant transfers into and out of Levels 1 and 2, and for purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements. Update 2010-06 also clarifies existing disclosures related to the level of disaggregation and the inputs and valuation techniques used for fair value measurements. The new disclosures and clarifications of existing disclosures about fair value measurements were effective January 1, 2010 and the disclosures related to the rollforward of activity for Level 3 fair value measurements are effective for our fiscal year ending September 30, 2012. Our adoption of Update 2010-06 did not, and is not expected to, have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures, which includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for our fiscal year ending September 30, 2013, is to be adopted prospectively and early adoption is not permitted.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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
JUNE 30, 2011

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

ASC Topic 415, Derivatives and Hedging, outlines a two-step approach to evaluate an instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would in turn determine whether the instrument was treated as a liability to be recorded on the balance sheet at fair value and then adjusted to market in subsequent accounting periods. These provisions were first effective for our fiscal year beginning October 1, 2009. There were no outstanding instruments that this accounting would apply to as of the beginning of the fiscal year of adoption, and therefore there was no cumulative-effect adjustment recorded to the opening balance of retained earnings related to this issue. However, it was determined that this pronouncement did apply to warrants issued by us in September 2010 – see note 8.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASC update number 2009-14 -Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“Update 2009-14”) and ASC update number 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). As summarized in Update 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in Update 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. These requirements were effective for our fiscal year ending September 30, 2011 and were adopted by us accordingly, on a prospective basis. These requirements are not expected to have a material impact on our financial position or results of operation.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income.  The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for our fiscal year ending September 30, 2011, is to be applied retrospectively and early adoption is permitted.  We will adopt the guidance beginning in the first quarter of fiscal year 2012 and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$8,600,887	$-	$8,600,887
Acquired Onstream	2,521,401	-	2,521,401	2,521,401	-	2,521,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	12,396,948	-	12,396,948	12,396,948	-	12,396,948

Acquisition-related intangible assets (items listed are those remaining on our books as of June 30, 2011):
Infinite Conferencing - customer lists, trademarks and URLs	3,181,197	(2,359,442)	821,755	3,181,197	(2,021,321)	1,159,876
Auction Video - patent pending	338,138	(245,683)	92,455	321,815	(197,167)	124,648
Total intangible assets	3,519,335	(2,605,125)	914,210	3,503,012	(2,218,488)	1,284,524

Total goodwill and other acquisition-related intangible assets	$15,916,283	$(2,605,125)	$13,311,158	$15,899,960	$(2,218,488)	$13,681,472

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
JUNE 30, 2011

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
JUNE 30, 2011

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

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to our UGV (User Generated Video) technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent Office (“USPO”). With respect to the claims pending in the first of the two applications, the USPO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPO on November 22, 2010 and we filed an appeal brief with the USPO on February 9, 2011. The USPO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. A decision will be made as to our appeal by a three member panel based on these filings, plus oral argument at a hearing which has been requested by us but a time not yet set. The expected timing of this decision is uncertain at this time, but generally would be expected to occur during the timeframe from late 2012 to mid 2013. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations. The USPO has taken no formal action with regard to the second of the two applications. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

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
JUNE 30, 2011

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
JUNE 30, 2011

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

There is a two step process for impairment testing of goodwill and other intangible assets. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, a $3.1 million adjustment was made to reduce the carrying value of goodwill as of that date, which we reflected as a non-cash expense for the nine months ended June 30, 2010.

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

The market price of our common stock increased from $0.80 per share as of December 31, 2010 to $1.06 per share as of February 4, 2011 and to $1.65 per share as of March 31, 2011. Based on this recovery of the market value of our stock as compared to the valuations that were considered as part of the September 30, 2010 valuation, we concluded that there were no triggering events that would require an interim impairment review as of December 31, 2010 or as of March 31, 2011. Although the price of our common stock had declined to $1.01 per share as of June 30, 2011 and to $0.90 per share as of August 5, 2011, it had increased to as high as $1.29 per share as of July 21, 2011 and thus we concluded that the decline in market value as of June 30, 2011 was not of sufficient duration nor was it otherwise indicative of a triggering event that would require an interim impairment review.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2011 financial statements. The valuations of Infinite, EDNet and Acquired Onstream incorporate, among other things, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions. Accordingly, even if our market value were to exceed our net book value at the time of this annual review for impairment, the review may result in write-downs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	June 30, 2011				September 30, 2010
	Historical Cost	Accumulated Depreciation and Amortization		Net Book Value	Historical Cost	Accumulated Depreciation and Amortization		Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,181,587	$	(9,720,626)	$460,961	$10,367,283	$	(9,596,497)	$770,786	1-5
DMSP	5,704,518		(5,123,842)	580,676	5,890,134		(5,113,292)	776,842	3-5
Other capitalized internal use software	2,349,150		(767,929)	1,581,221	1,840,136		(599,753)	1,240,383	3-5
Travel video library	1,368,112		(1,368,112)	-	1,368,112		(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	545,470		(491,727)	53,743	540,669		(474,417)	66,252	2-7
Totals	$20,148,837		$(17,472,236)	$2,676,601	$20,006,334		$(17,152,071)	$2,854,263

Depreciation and amortization expense for property and equipment was approximately $731,000 and $1,041,000 for the nine months ended June 30, 2011 and 2010, respectively, and approximately $235,000 and $285,000 for the three months ended June 30, 2011 and 2010, respectively.

As part of the Onstream Merger (see note 2), we became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, albeit after further extensive design and re-engineering by us, led to the DMSP. This platform was the primary asset included in our purchase of Acquired Onstream, and was recorded at an initial amount of approximately $2.7 million. Subsequent to the Onstream Merger, we continued to make payments under the SAIC contract and to other vendors, which were recorded as an increase in the DMSP’s carrying cost. The SAIC contract terminated by mutual agreement of the parties on June 30, 2008. Although cancellation of the contract released SAIC to offer what was identified as the “Onstream Media Solution” directly or indirectly to third parties, we do not expect this right to result in a material adverse impact on future DMSP sales.

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
JUNE 30, 2011

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

On March 31, 2008 we agreed to pay $300,000 for a perpetual license for certain digital asset management software, in addition to a limited term license we purchased in 2007 for $281,250. At the time of the 2008 purchase, in addition to our previous use of this software to provide our automatic meta-tagging services in our Smart Encoding division, we expanded its use to the provision of our core DMSP services. Therefore, we recorded a portion of the 2008 purchase, plus a portion of the remaining unamortized 2007 purchase amount, as an aggregate $243,750 increase in the DMSP’s carrying cost, such additional cost being depreciated over five years commencing April 2008. As a result of a litigation settlement reached in June 2011 with the provider of this software, whereby we gave up all rights to the above licenses in exchange for a reduced payment, effective June 30, 2011 we reduced the DMSP’s carrying cost by this $243,750, which had a remaining unamortized portion of $85,312 as of that date. We also reduced the carrying cost of other equipment and software by $337,500, which had a remaining unamortized portion of $85,313 as of that date. The June 2011 settlement resulted in a $204,895 reduction of the accounts payable previously reflected on our financial statements in connection with these licenses. This accounts payable reduction, offset by the aggregate $170,625 write-off of the unamortized cost of these software licenses, resulted in a net amount of $34,270 reflected as other income for the three and nine months ended June 30, 2011.

In connection with the development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $830,000 of employee compensation, payments to contract programmers and related costs as of June 30, 2011, including $56,000 capitalized during the nine months ended June 30, 2011, $314,000 during the year ended September 30, 2010, $274,000 during the year ended September 30, 2009 and $186,000 during the year ended September 30, 2008. As of June 30, 2011, approximately $761,000 of these Streaming Publisher costs had been placed in service and are being depreciated primarily over five years. The remainder of the costs not in service relate primarily to new versions and/or releases of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of June 30, 2011 includes approximately $972,000 of employee compensation and payments to contract programmers for development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. Approximately $389,000 was capitalized during the nine months ended June 30, 2011, $435,000 during the year ended September 30, 2010 and $148,000 during the year ended September 30, 2009. $297,000 of these costs, for phase one of MP365, were first placed in service as of August 1, 2010 and are being depreciated over five years. The remaining $675,000 of these costs, for phase two of MP365, were first placed in service as of July 1, 2011 and will be depreciated over five years. This excludes costs for development of Streaming Publisher, discussed above.

Other capitalized internal use software as of June 30, 2011 includes approximately $798,000 of employee compensation and other costs for the development of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast. Approximately $117,000 was capitalized during the nine months ended June 30, 2011, $180,000 during the year ended September 30, 2010, $288,000 during the year ended September 30, 2009 and $213,000 during the year ended September 30, 2008. As of June 30, 2011, $761,000 of these iEncode costs had been placed in service and are being depreciated over five years. The remainder of the costs have not been placed in service and relate primarily to new versions and/or releases of iEncode under development.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4: DEBT

Debt includes convertible debentures, notes payable and capitalized lease obligations.

Convertible Debentures

Convertible debentures consist of the following:

	June 30, 2011	September 30, 2010
Equipment Notes	$500,000	$1,000,000
CCJ Note	200,000	200,000
Rockridge Note (excluding portion classified under notes payable)	914,967	1,016,922
Greenberg Note	-	159,000
Wilmington Notes	-	344,000
Lehmann Note	-	211,000
Total convertible debentures	1,614,967	2,930,922
Less: discount on convertible debentures	(296,408)	(488,497)
Convertible debentures, net of discount	1,318,559	2,442,425
Less: current portion, net of discount	(559,992)	(1,626,796)
Convertible debentures, net of current portion	$758,567	$815,629

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. This included $50,000 received from CCJ Trust (“CCJ”). CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ. We issued notes to those Investors (the “Equipment Notes”), which had an original maturity date of June 3, 2011.

On April 4, 2011 certain of the Equipment Notes, including the note held by CCJ, were amended to allow the conversion of 25% of the original note amount into common shares, using a conversion price of $1.20 per share. As a result, we issued an aggregate of 177,086 unregistered common shares for the conversion of $212,500 of the principal outstanding under the Equipment Notes. On April 28, 2011 another one of the Equipment Notes was amended to allow the conversion of 25% of the original note amount into common shares, using a conversion price of $1.20 per share. As a result, we issued 10,417 unregistered common shares for the conversion of $12,500 of the principal outstanding under the Equipment Notes. On April 28, 2011 certain of the Equipment Notes were amended, including the note held by CCJ, to allow the conversion of another 25% of the original note amount into common shares, using a conversion price of $1.00 per share. As a result, we issued an aggregate of 225,000 unregistered common shares for the conversion of $225,000 of the principal outstanding under the Equipment Notes. On June 10, 2011 another one of the Equipment Notes was amended to allow the conversion of 25% of the original note amount into common shares, using a conversion price of $1.20 per share and to allow the conversion of another 25% of the original note amount into common shares, using a conversion price of $1.00 per share. As a result, we issued 45,833 unregistered common shares for the conversion of $50,000 of the principal outstanding under the Equipment Notes. The aggregate market value of these 458,336 shares at the times of their respective issuances exceeded the carrying value of the related Equipment Notes by $200,582, which excess was recognized as non-cash interest expense for the nine and three months ended June 30, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Of the $500,000 remaining principal outstanding under the Equipment Notes as of June 30, 2011, $50,000 was subsequently repaid by us in cash, $50,000 was subsequently converted into 55,556 common shares, $350,000 (including the note held by CCJ) was subsequently amended to provide for a September 3, 2011 maturity date and a $0.90 per common share conversion rate (at the Investors’ option) and $50,000 was not amended to provide for a later maturity date but remains unpaid, pending the conclusion of our discussions with the holder. For this $50,000 note that was not amended, the conversion price would be equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share.

The Equipment Notes are collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.2 million, plus a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after written notice. Investors holding in excess of 50% of the outstanding principal amount of the Equipment Notes may declare a default and may take steps to amend or otherwise modify the terms of the Equipment Notes and related security agreement.

The Investors initially received 1,667 restricted ONSM common shares for each $100,000 lent to us, and also receive interest at 12% per annum. Interest is payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. In some cases, the 2011 amendments to the Equipment Notes set a minimum conversion rate of $1.20 per common share for the final interest payment. In lieu of cash payments for interest previously due on these Equipment Notes, we elected to issue the following unregistered common shares to the Investors, which were recorded based on the fair value of those shares on the issuance date.

Share issuance date	Number of unregistered common shares	Interest period	Interest if paid in cash	Fair value of shares at issuance
November 11, 2008	26,333	June - October 2008	$48,740	$69,520
May 21, 2009	49,098	Nov 2008 - April 2009	$60,000	$67,756
November 11, 2009	34,920	May - October 2009	$60,493	$67,040
April 30, 2010	44,369	Nov 2009 - April 2010	$59,507	$92,288
December 2, 2010	76,769	May - October 2010	$60,493	$71,395
April 28, 2011	28,810	Nov 2010 – March 2011	$24,986	$50,129
July 21, 2011	5,233	Nov 2010 – June 2011	$6,279	$6,384

In connection with the April 4, 2011 note amendments, interest was paid on certain of those Equipment Notes through March 31, 2011 and in connection with the repayment of $50,000 in July 2011, interest was paid on certain of those Equipment Notes through June 3, 2011. A final interest payment will be made on the September 3, 2011 maturity date for all of the Equipment Notes, which in some cases will cover a period commencing November 1, 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and was amortized as interest expense over the original three year term of the Equipment Notes. The unamortized portion of this discount was $2,046 and $57,144 at June 30, 2011 and September 30, 2010, respectively. The effective interest rate of the Equipment Notes is approximately 19.5% per annum, excluding the effect of the premium arising from our payment of interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance.  Furthermore, this effective rate also does not reflect the excess of the market value of common shares, issued with respect to the conversion of certain Equipment Notes, over the carrying value of those Equipment Notes, as discussed above.

CCJ Note

On December 29, 2009, we entered into an agreement with CCJ whereby a previously received $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. In connection with this amendment, we paid $16,263 in cash for the previously accrued interest. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 restricted common shares. Although the market value of these shares at the time of the agreement exceeded the related principal amount by $38,000, we did not make the shares physically available to CCJ until two weeks later, by which time the market price had reduced to a level equal to the related principal amount. Accordingly, we have determined that there was not an effective conversion premium over market and therefore there will be no recognition of additional non-cash interest expense other than the write-off of debt discount as discussed below. The remaining $10,000 principal, plus the interest due on the $90,000 from April 1, 2011 and the interest due on the $10,000 from July 22, 2011, will be payable on December 31, 2011.

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
JUNE 30, 2011

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

The unamortized portion of the debt discount was $94,905 and $114,577 at June 30, 2011 and September 30, 2010, respectively. Through December 31, 2010, the discount was being amortized as interest expense over the original four-year term of the CCJ Note. Effective January 1, 2011, the remaining unamortized discount, plus additional discount arising from the modified terms, is being amortized as interest expense over the modified two-year term of the CCJ Note. Approximately $28,000 of the unamortized discount will be written off to interest expense in July 2011 in connection with the conversion of $90,000 debt principal to common shares, as discussed above.

Rockridge Note

A portion of the Rockridge Note ($914,967 face value, which is $715,510 net, after deducting the applicable discount) is also convertible into ONSM common shares, as discussed below, and classified under the non-current portion of Convertible Debentures, net of discount, on our June 30, 2011 balance sheet. This convertible portion was $1,016,922 ($736,699 net of discount) as of September 30, 2010.

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
JUNE 30, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	June 30, 2011	September 30, 2010
Line of Credit Arrangement	$1,797,288	$1,637,150
Rockridge Note (excluding portion classified under convertible debentures)	414,967	516,921
Capitalized equipment leases	21,987	27,328
Total notes and leases payable	2,234,242	2,181,399
Less: discount on notes payable	(105,587)	(143,085)
Less: consideration for funding commitment letters	-	(14,000)
Notes and leases payable, net of discount	2,128,655	2,024,314
Less: current portion, net of discount	(2,068,526)	(1,904,214)
Long term notes and leases payable, net of current portion	$60,129	$120,100

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

The outstanding balance bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009 (was prime plus 8% per annum through December 2, 2008 and prime plus 11% from that date through December 28, 2009), payable monthly in arrears. Effective December 28, 2009, we also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. In addition, from March 16, 2011 through May 16, 2011 we paid additional interest related to the Lender’s waiver of a debt covenant, as discussed in more detail below.

We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year, a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit and a commitment fee of $20,000 in December 2010 related to the continuation of the Line for an additional year. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2011. These origination and commitment fees (plus other fees paid to Lender) are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. The unamortized portion of this discount was $10,938 and zero as of June 30, 2011 and September 30, 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The outstanding principal balance due under the Line may be repaid by us at any time, but no later than December 28, 2011, which may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. We will incur a charge equal to one percent (1%) of the borrowing limit if we terminate the Line before December 28, 2011. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. The Lender waived the Covenant requirement for the December 31, 2010 quarter, but charged us additional interest of 3% per annum from the March 16, 2011 waiver date through May 16, 2011, when we demonstrated that we were in compliance with the Covenant for the March 31, 2011 quarter. We were in compliance with this Covenant for the June 30, 2011 quarter.

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
JUNE 30, 2011

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

The Rockridge Note had an outstanding principal balance of $1,329,933 and $1,533,843 at June 30, 2011 and September 30, 2010, respectively. The note is repayable in equal monthly installments of $41,409 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (except for a $500,000 balloon payable on the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. Monthly payments of $45,202 were made from November 14, 2009 through October 14, 2010, at which time the payment schedule was corrected to (i) omit the November 2010 payment and (ii) start with the new payment amount on December 14, 2010. As of June 30, 2011, $914,467 of the principal balance was convertible into our common shares, as discussed below.

The Rockridge Agreement, as amended, also provides that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted shares of our common stock (the “Shares”). The Rockridge Agreement provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements as of June 30, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated. However, if the closing ONSM share price of $0.90 per share on August 5, 2011 was used as a basis of calculation, the required payment would be approximately $75,000.

Legal fees totaling $55,337 were paid or accrued by us in connection with the Rockridge Agreement. The 366,667 origination fee Shares discussed above are considered earned by Rockridge and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable.

The value of these Shares plus the legal fees paid or accrued were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note. The unamortized portion of this discount was $294,106 and $423,308 as of June 30, 2011 and September 30, 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Capitalized Equipment Leases

We are obligated under a capital lease for telephone equipment, with an outstanding principal balance of $21,987 and $27,328 as of June 30, 2011 and September 30, 2010, respectively. The balance is payable in monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Funding Commitment Letters

During 2009, we received funding commitment letters (“Letters”) from certain entities agreeing to provide us funding under certain terms on or before December 31, 2010. The value of shares issued as consideration for the Letters was reflected on our balance sheet as a reduction of the carrying value of notes payable, pending inclusion as part of discount for any connected financing. However, we did not obtain financing under the Letters before they expired and accordingly this $14,000 balance on our September 30, 2010 balance sheet was written off as interest expense for the nine months ended June 30, 2011.

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

Effective October 1, 2009, a significant portion of our workforce, including the Executives, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Executives and the contractually scheduled September 28, 2010 raise was not given effect, no adjustment was made to the terms of their related employment agreements, as set forth above, to reflect these matters. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our June 30, 2011 balance sheet pertains to these unresolved contractual obligations and accordingly we do not expect that the ultimate resolution of this matter will have a materially adverse effect on our financial position or results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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
JUNE 30, 2011

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

Consulting contracts – We entered into a consulting contract, effective June 1, 2009, with an individual for executive management services. This contract calls for base compensation of $200,000 per year plus a monthly travel allowance of $5,000. The contract also allows a $15,000 moving expenses reimbursement. Although the two-year contract term ended on June 1, 2011, and there has been no official renewal, we have continued to pay this individual under the same terms since that date. Termination without cause after the contract term requires six months notice (which includes a three month severance period) from the terminating party, although termination with cause requires no notice.

As of June 30, 2011, we were obligated to issue shares under certain other consulting contracts - see note 9 for details of those subsequent issuances.

Lease commitments – We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2011 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. The future minimum lease payments required under the non-cancelable portion of these leases (including the tentatively agreed on Pompano lease terms, as described below), is approximately $906,000. In addition to these commitments, we also lease equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey; San Francisco, California and Colorado Springs, Colorado under varying terms. An aggregate approximately $8,000 per month related to these facilities is classified by us as rental expense with the balance of our payments to these facilities classified as costs of sales – see discussion of bandwidth and co-location facilities purchase commitment discussion below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued) – Total rental expense (including executory costs) for all operating leases was approximately $568,000 and $642,000 for the nine months ended June 30, 2011 and 2010, respectively and approximately $197,000 and $219,000 for the three months ended June 30, 2011 and 2010, respectively.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2010. The month-to-month base rental is currently approximately $21,100 (including our share of property taxes and common area expenses). We are currently in negotiations to extend this lease through September 15, 2013 and have tentatively agreed to a starting monthly base rental of approximately $21,100 (including our share of property taxes and common area expenses), plus two percent (2%) annual increases. The proposed extension would provide one two-year renewal option, with a three percent (3%) rent increase in year one.

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

The three-year operating lease for office space in New York City expires January 31, 2013, although both we and the landlord have the right to terminate the lease without penalty upon nine (9) months. The monthly base rental is approximately $12,000, with no increases.

Bandwidth and co-location facilities purchase commitments - We have also entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $209,000, such agreements expiring at various times through June 2013.

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
JUNE 30, 2011

NOTE 6:  CAPITAL STOCK

Common Stock

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

During the period from April 4, 2011 through June 10, 2011, we repaid $500,000 of the principal balance due under the Equipment Notes by the issuance of 458,337 common shares – see note 4.

On December 2, 2010, we issued 76,769 common shares for interest on the Equipment Notes through November 30, 2010, and on April 28, 2011, we issued 28,810 common shares for interest on certain of the Equipment Notes through March 31, 2011 - see note 4.

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

During the nine months ended June 30, 2011, we sold LPC an additional 830,000 shares of our common stock under that Purchase Agreement for net proceeds of $740,522. Since June 30, 2011, we sold an additional 600,000 shares of our common stock to LPC under that Purchase Agreement for net proceeds of $583,673. LPC remains committed to purchase, at our sole discretion, up to an additional 1.9 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement.

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
JUNE 30, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

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

The shares of common stock sold and issued under the Purchase Agreement and the shares of common stock issuable upon conversion of Series A-14, were sold and issued pursuant to prospectus supplements filed by us on September 24, 2010 and on July 1, 2011 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 4.1 million shares from our Shelf Registration.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, dated September 17, 2010, under which we agreed, among other things, to use our best efforts to keep the registration statement effective until the maturity date as defined in the Purchase Agreement and to indemnify LPC for certain liabilities in connection with the sale of the securities. Since there are no specified damages payable by us in the event of a default under the Registration Rights Agreement, we have determined that this is not a registration payment arrangement, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Equity subtopic) of the ASC.

During the nine months ended June 30, 2011 we issued (i) 192,686 unregistered common shares valued at approximately $186,000 and (ii) 197,890 unregistered common shares under the Plan valued at approximately $208,000. These shares will be recognized as professional fees expense and as other general and administrative expense over various service periods of up to 12 months. None of these shares were issued to our directors or officers, except 30,519 shares issued to director Charles Johnston for his services as audit committee chairman for fiscal 2011. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $421,000 and $570,000 for the nine months ended June 30, 2011 and 2010, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $238,000 in deferred equity compensation expense at June 30, 2011, to be amortized over the remaining periods of service of up to 9 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

On March 3, 2011 we issued 14,000 unregistered common shares for Series A-13 dividends for 2010 and on May 24, 2011 we issued 3,500 unregistered common shares for Series A-13 dividends for the first calendar quarter of 2011, as discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock

As of June 30, 2011 and September 30, 2010, the only preferred stock outstanding was Series A-13 Convertible Preferred Stock (“Series A-13”) and Series A-14 Convertible Preferred Stock (“Series A-14”).

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

On March 3, 2011 we satisfied $28,000 in Series A-13 dividends accrued for calendar 2010 by the issuance of 14,000 unregistered common shares, using the minimum conversion rate of $2.00 per share. These common shares were recorded in the amount of $15,820, based on their fair value at the date of issuance and the remaining portion of the previous dividend accrual, $12,180, was reversed and reflected as a decrease in the dividend expense reported by us for the nine months ended June 30, 2011. On May 24, 2011 we satisfied $7,000 in Series A-13 dividends for the first calendar quarter of 2011 by the issuance of 3,500 unregistered common shares, using the minimum conversion rate of $2.00 per share. These common shares were recorded in the amount of $4,129, based on their fair value at the date of issuance, and included in dividend expense for the nine months ended June 30, 2011. As of June 30, 2011, accrued but unpaid Series A-13 dividends of $7,000 remain reflected as a current liability on our balance sheet. On August 9, 2011 we satisfied $7,000 in Series A-13 dividends for the second calendar quarter of 2011 by the issuance of 3,500 unregistered common shares, using the minimum conversion rate of $2.00 per share.

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

35,000 shares of Series A-13 were outstanding as of June 30, 2011 and September 30, 2010. We incurred $6,747 of legal fees and other expenses in connection with the issuance of these shares, which was recorded on our balance sheet as a discount and was amortized as a dividend over the first year of the term of the Series A-13. The unamortized portion of the discount was zero and $1,687 at June 30, 2011 and September 30, 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Series A-14 Convertible Preferred Stock

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designations for the Series A-14 with the Florida Secretary of State. Series A-14 has a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share.  Series A-14 has a onetime 5% dividend payable in cash on the first anniversary of the original issue date. As of June 30, 2011, we have accrued Series A-14 dividends of approximately $20,200, which is reflected as a current liability on our balance sheet.

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

The fair value of the warrants issued in connection with the Purchase Agreement was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and is being amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was $183,747 and $295,735 at June 30, 2011 and September 30, 2010, respectively. See Note 8 with respect to the recording of the warrants as a liability on our June 30, 2011 and September 30, 2010 balance sheets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has its main sales facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the nine and three months ended June 30, 2011 and 2010, and total assets by segment as of June 30, 2011 and September 30, 2010, respectively.

	For the nine months ended June 30,				For the three months ended June 30,
	2011		2010		2011		2010
Revenue:
Digital Media Services Group		$6,268,002		$6,086,830		$2,180,270		$2,088,993
Audio and Web Conferencing Services Group		7,083,780		6,546,735		2,444,930		2,341,765
Total consolidated revenue		$13,351,782		$12,633,565		$4,625,200		$4,430,758

Segment operating income:
Digital Media Services Group		$1,484,381		$1,457,135		$642,850		$536,150
Audio and Web Conferencing Services Group		2,020,147		1,760,071		795,343		745,433
Total segment operating income		3,504,528		3,217,206		1,438,193		1,281,583
Depreciation and amortization		(1,117,425)		(1,537,729)		(363,987)		(421,568)
Corporate and unallocated shared expenses		(4,169,704)		(4,420,025)		(1,405,754)		(1,542,276)
Impairment loss on goodwill and other intangible assets		-		(3,100,000)		-		-
Other expense, net		(891,352)		(834,543)		(154,163)		(391,625)
Net loss	$	(2,673,953)	$	(6,675,091)	$	(485,711)	$	(1,073,886)

	June 30, 2011	September 30, 2010
Assets:
Digital Media Services Group	$6,404,003	$6,320,046
Audio and Web Conferencing Services Group	12,554,094	13,300,614
Corporate and unallocated	752,470	1,091,757
Total assets	$19,710,567	$20,712,417

Depreciation and amortization, as well as other expense, net, and impairment loss on goodwill and other intangible assets, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of June 30, 2011, we had issued options and warrants still outstanding to purchase up to 3,322,539 ONSM common shares, including 2,135,617 shares under Plan Options; 41,962 shares under Non-Plan Options to employees and directors; 495,198 shares under Non-Plan Options to financial consultants; and 649,762 shares under warrants issued in connection with various financings and other transactions.

On February 9, 1997, our Board of Directors and a majority of our shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"), which, including the effect of subsequent amendments to the 1996 Plan, authorized up to 750,000 shares available for issuance as options and up to another 333,333 shares available for stock grants. On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the Plan were in addition to those already issued under the 1996 Plan, although we may no longer issue additional options or stock grants under the 1996 Plan, which expired on February 9, 2007. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares from 2,000,000 to 4,500,000.

Detail of Plan Option activity under the 1996 Plan and the Plan for the nine months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,170,843	$8.62
Granted during the period	1,008,700	$1.22
Expired or forfeited during the period	(43,926)	$7.65
Balance, end of the period	2,135,617	$5.15

Exercisable at end of the period	1,018,583	$8.61

We recognized compensation expense of approximately $860,000 and $635,000 for the nine months ended June 30, 2011 and 2010, respectively, and approximately $314,000 and $191,000 for the three months ended June 30, 2011 and 2010, respectively related to Plan Options granted to employees and consultants and vesting during those periods. The unvested portion of Plan Options outstanding as of June 30, 2011 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $797,000 of potential future compensation expense, which excludes approximately $691,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense as of June 30, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 2,135,617 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.8 years and are further described below.

Grant date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date
Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
Sept 2006	Directors and senior management	100,000	100,000	$4.26	Sept 2011
Sept 2006	Employees excluding senior management	87,333	87,333	$4.26	Sept 2011
April 2007	Infinite Merger – see note 2	25,000	25,000	$15.00	April 2012
Sept 2007	Senior management	356,250	272,917	$10.38	Sept 2012 – Sept 2016
Dec 2007	Leon Nowalsky – new director	8,333	8,333	$6.00	Dec 2011
Dec 2007	Employees excluding senior management	1,667	1,667	$6.00	Dec 2011
April 2008	Employees excluding senior management	2,500	2,500	$6.00	April 2012
May 2008	Consultant	16,667	16,667	$6.00	May 2013
Aug 2008	Employees excluding senior management	62,500	62,500	$6.00	Aug 2012
May 2009	Consultant	66,667	33,333	$3.00	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	50,000	33,333	$3.00	May 2013 – Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	76,773	76,773	$9.42	Aug 2014
Dec 2009	Directors and senior management	114,893	114,893	$9.42	Dec 2014
Jan 2011	Directors and senior management	525,000	-	$1.23	Jan 2015
Jan 2011	Employees excluding senior management	408,700	-	$1.23	Jan 2015
Jan 2011	Consultant	50,000	-	$1.23	Jan 2015
Jun 2011	RD Whitney – new director	25,000	25,000	$1.00	Jun 2015
	Total common shares underlying Plan Options as of June 30, 2011	2,135,617	1,018,583

On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. The Black-Scholes valuation of this grant is approximately $803,000, which is being recognized as non-cash compensation expense over the two year service period starting in January 2011. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. The Compensation Committee is in the process of finalizing this grant.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2011, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 41,962 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire at various times from July 2012 to May 2013.

As of June 30, 2011, there were outstanding and fully vested Non-Plan Options issued to financial consultants for the purchase of 495,198 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Expiration Date

March 2011	300,000	$1.50	March 2015
Nine months ended June 30, 2011	300,000

October 2009	75,000	$3.00	Oct 2013
July 2010	50,000	$6.00	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$3.00	Aug 2013
September 2009	8,333	$3.00	Sept 2013
Year ended September 30, 2009	25,000

October 2007	25,000	$10.38	Oct 2011
October 2007	16,667	$10.98	Oct 2011
Year ended September 30, 2008	41,667

March 2007	3,531	$14.88	March 2012
Year ended September 30, 2007	3,531

Total common shares underlying Non-Plan consultant options as of June 30, 2011	495,198

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2011, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 649,762 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date

LPC Purchase Agreement – September 2010 – see note 6	563,558	$1.92	September 2015
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Placement fees – common share offering – March and April 2007	57,037	$16.20	March and April 2012

Total common shares underlying warrants as of June 30, 2011	649,762

With respect to the warrants issued in connection with the LPC Purchase Agreement, both the exercise price and the number of underlying shares are subject to adjustment in accordance with certain anti-dilution provisions. As a result of the effective conversion price of our common shares issued to retire a portion of the Wilmington Notes, the Lehmann Note and a portion of the Equipment Notes (see note 4), the exercise price of these LPC warrants was adjusted from the original exercise price of $2.00 to approximately $1.92, and the number of underlying shares increased from the original of 540,000 shares to approximately 563,558 shares, as of June 30, 2011. As a result of the effective conversion price of our common shares issued to retire an additional portion of the Equipment Notes in July 2011 (see note 4), the exercise price of these LPC warrants was adjusted from approximately $1.92 to approximately $1.91, and the number of underlying shares increased from approximately 563,558 shares to approximately 565,090 shares, as of July 20, 2011.

Due to the price-based anti-dilution protection provisions of these warrants (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $305,266, $588,410 and $386,404 on our consolidated balance sheets as of June 30, 2011, March 31, 2011 and September 30, 2010, respectively. The $283,144 decrease in the fair value of this liability from March 31, 2011 to June 30, 2011 was reflected as other income in our consolidated statement of operations for the three months ended June 30, 2011. The $81,138 decrease in the fair value of this liability from September 30, 2010 to June 30, 2011 was reflected as other income in our consolidated statement of operations for the nine months ended June 30, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense. See note 1 – Effects of Recent Accounting Pronouncements.

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
JUNE 30, 2011

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (Liquidity - sale of common shares to LPC), 2 (Auction Video – patent appeal developments), 4 (Equipment Notes – common shares issued for principal conversions and interest, cash principal payments and amendments; CCJ Note - common shares issued for principal conversion; Line of Credit – covenant compliance), 6 (Preferred Stock - common shares issued for A-13 dividends) and 8 (adjustment of exercise price and number of common shares underlying LPC Warrants) contain disclosure with respect to transactions occurring after June 30, 2011.

On July 28, 2011, we recorded the issuance of 300,000 unregistered shares of common stock for financial consulting and advisory services, although 165,000 of these shares have not yet been earned and would be recoverable by us in the event of our termination of the related contract on or before March 12, 2012. Assuming all services are provided as agreed and the contract is not terminated, the issuance of these 300,000 shares would result in professional fees expense of approximately $315,000, based on the market value of an ONSM common share at the time of issuance, such expense recognized over the service period of one year.

During the period from July 1, 2011 through August 5, 2011, we recorded the issuance of 30,000 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of up to twelve months, and will result in a professional fees expense of approximately $27,000 over the service period, based on the market value of an ONSM common share at the time of issuance. None of these shares were issued to our directors or officers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 91 full time employees as of August 5, 2011, with operations organized in two main operating groups:

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

Recent Developments

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares. On September 24, 2010, we received $824,044 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance to LPC under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). During the nine months ended June 30, 2011, we sold an additional 830,000 shares of our common stock to LPC under that Purchase Agreement for net proceeds of $740,522. Since June 30, 2011, we sold an additional 600,000 shares of our common stock to LPC under that Purchase Agreement for net proceeds of $583,673.  LPC has also committed to purchase, at our sole discretion, up to an additional 1.9 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share.

During 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. We issued notes (the “Equipment Notes”) to those Investors, which had an original maturity date of June 3, 2011. On April 4, 2011, April 28, 2011, June 10, 2011 and July 20, 2011, we agreed to amend certain of the Equipment Notes to allow the conversion of a portion of the outstanding balance of those certain notes to common shares, using a conversion price of $1.20 per share to convert $250,000 of principal, a conversion price of $1.00 per share to convert another $250,000 of principal and a conversion price of $0.90 per share to convert another $50,000 of principal. As a result of these amendments and the related conversions, as well as a $50,000 cash repayment, the remaining outstanding principal balance under the Equipment Notes is $400,000, with $350,000 of that balance due in cash on or before September 3, 2011 or convertible at the holder’s option before that date to our common shares at a conversion price of $0.90 per share. The remaining $50,000 of that balance was not renegotiated and thus is now due, although it is also convertible at the holder’s option to our common shares at a conversion price of $4.80 per share.

As of June 30, 2011 we were obligated to repay $200,000 under the CCJ Note, which was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 common shares, leaving a remaining balance outstanding under the CCJ Note of $110,000, of which $10,000 is due on December 31, 2011.

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

Results of Operations

Our consolidated net loss for the nine months ended June 30, 2011 was approximately $2.7 million ($0.28 loss per share) as compared to a loss of approximately $6.7 million ($0.87 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $4.0 million (60%). The decreased net loss was primarily due to a $3.1 million non-cash charge for the impairment of goodwill and other intangible assets in the first nine months of the prior fiscal year, versus no such charge in the first nine months of the current fiscal year. We accelerated the most recent annual valuation of our goodwill and intangible assets from the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, and as a result of that valuation we recorded a $1.6 million charge for the impairment of goodwill, which was reflected in our results for the three months ended September 30, 2010.

Our consolidated net loss for the three months ended June 30, 2011 was approximately $486,000 ($0.05 loss per share) as compared to a loss of approximately $1.1 million ($0.14 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $588,000 (55%). The decreased net loss was primarily due to (i) a $283,000 gain from the valuation of a derivative for the three months ended June 30, 2011, which derivative was issued after the corresponding period of the prior fiscal year and (ii) a $189,000 decrease in professional fee expense for the three months ended June 30, 2011 as compared to the corresponding period of the prior fiscal year.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Nine months Ended June 30,
	2011	2010
Revenue:

Audio and web conferencing	41.9%	39.9%
Webcasting	35.2	35.2
DMSP and hosting	11.5	12.4
Network usage	10.8	11.2
Other	0.6	1.3
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	13.1%	11.5%
Webcasting	9.0	9.2
DMSP and hosting	5.4	5.6
Network usage	4.8	4.7
Other	0.6	2.3
Total costs of revenue	32.9%	33.3%

Gross margin	67.1%	66.7%

Operating expenses:
Compensation	49.1%	50.4%
Professional fees	10.7	12.1
Other general and administrative	12.2	13.7
Impairment loss on goodwill and other intangible assets	-	24.5
Depreciation and amortization	8.4	12.2
Total operating expenses	80.4%	112.9%

Loss from operations	(13.3)%	(46.2)%

Other expense, net:
Interest expense	(7.7)%	(7.6)%
Gain from adjustment of derivative liability to fair value	0.6	-
Other income	0.4	1.0
Total other expense, net	(6.7)%	(6.6)%

Net loss	(20.0)%	(52.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the nine months ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent

Total revenue	$13,351,782	$12,633,565	$718,217	5.7%
Total costs of revenue	4,394,037	4,204,060	189,977	4.5
Gross margin	8,957,745	8,429,505	528,240	6.3%

General and administrative expenses	9,622,921	9,632,324	(9,403)	(0.1)%
Impairment loss on goodwill and other intangible assets	-	3,100,000	(3,100,000)	(100.0)
Depreciation and amortization	1,117,425	1,537,729	(420,304)	(27.3)
Total operating expenses	10,740,346	14,270,053	(3,529,707)	(24.7)%

Loss from operations	(1,782,601)	(5,840,548)	(4,057,947)	(69.5)%

Other expense, net	(891,352)	(834,543)	56,809	6.8

Net loss	$(2,673,953)	$(6,675,091)	$(4,001,138)	(59.9)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $13.4 million for the nine months ended June 30, 2011, an increase of approximately $718,000 (5.7%) from the corresponding period of the prior fiscal year, primarily due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $7.1 million for the nine months ended June 30, 2011, an increase of approximately $537,000 (8.2%) from the corresponding period of the prior fiscal year. This increase was primarily a result of increased audio conferencing revenues in the Infinite division.

Infinite division revenues increased by approximately $559,000 (11.1%) for the nine months ended June 30, 2011 as compared to the corresponding period of the prior fiscal year. The number of minutes billed by the Infinite division was approximately 77.1 million for the nine months ended June 30, 2011, as compared to approximately 65.1 million minutes billed for the corresponding period of the prior fiscal year. However, the average revenue per minute was approximately 7.3 cents for the nine months ended June 30, 2011, as compared to approximately 7.8 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

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

We expect the above trend to continue and accordingly we expect the fiscal 2011 revenues of the Audio and Web Conferencing Services Group, as well as its Infinite division, to exceed the respective fiscal 2010 amounts.

Digital Media Services Group revenues were approximately $6.3 million for the nine months ended June 30, 2011, an increase of approximately $181,000 (3.0%) from the corresponding period of the prior fiscal year,  due to an increase in webcasting division revenues.

Webcasting revenues increased by approximately $245,000 (5.5%) for the nine months ended June 30, 2011 as compared to the corresponding period of the prior fiscal year. This was primarily due to increased revenues from providing webcasting services to the following governmental entities: the State of California, the California State Department of Technology Services (DTS), the California State Board of Equalization (BOE), the United States Nuclear Regulatory Commission (NRC) and the Internal Revenue Service (IRS). We recognized aggregate revenues from these contracts of approximately $539,000 and $344,000 for the nine months ended June 30, 2011 and 2010, respectively, representing an increase of $195,000, or approximately 56.7%. Our financial statements for these periods include revenues from providing webcasting services to other governmental entities not publicly announced by us and therefore not listed above.

The average revenue per webcast event of approximately $817 for the nine months ended June 30, 2011 was approximately equal to the corresponding period of the prior fiscal year. However, we produced approximately 5,900 webcasts during the nine months ended June 30, 2011, an increase of approximately 230 webcasts as compared to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

We expect the above trend to continue and accordingly we expect the fiscal 2011 revenues of the Digital Media Services Group, as well as its Webcasting division, to exceed the respective fiscal 2010 amounts.

During fiscal 2009, we began the development of the MarketPlace365® (MP365) platform, which enables the creation of on-line virtual marketplaces, trade shows and social communities, with a goal of generating business leads for our customers, the MP365 site promoters. As a key element of our sales and marketing program, we have entered into several MP365 agent agreements, including a December 2009 agreement with the Tarsus Group plc (“Tarsus”), for them to market MP365 to Tarsus' more than 19,000 trade shows and 2,000 suppliers that are part of their Trade Show News Network (“TSNN”), a leading online resource for the trade show, exhibition and event industry and a February 2010 agreement with the Trade Show Exhibitors Association (“TSEA”) for them to market MP365 to TSEA’s members, vendors and sponsors. We also signed an April 2010 agent agreement with AMC Institute, a May 2010 agent agreement with Conventions.net, a March 2011 agent agreement with Smart Source, a May 2011 agent agreement with WebiMax and several others.

The first MP365 site was launched in July 2010. There are currently nine active MP365 promoter sites and we have signed MP365 promoter contracts for another 29 marketplaces. Although we expect several of these 29 marketplaces to eventually launch and become active, some of these promoters have done little or no site development activity to date and thus may not ultimately launch an active marketplace. In general, the promoter of an active marketplace is expected to pay us a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace. However, special pricing and payment terms have been granted to MP365 promoters during the current initial stage of introducing the MP365 platform, and may continue to be granted. The attainment of any revenue from a MP365 marketplace or promoter contract is subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured. We expect to eventually recognize additional revenue beyond exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing.

Consolidated gross margin was approximately $9.0 million for the nine months ended June 30, 2011, an increase of approximately $528,000 (6.3%) from the corresponding period of the prior fiscal year. This increase was primarily due to approximately $272,000 additional gross margin from the Infinite division of the Audio and Web Conferencing Services Group, corresponding to an approximately $559,000 increase in Infinite division revenues. The $528,000 increase in consolidated gross margin also included approximately $203,000 additional gross margin from the Webcasting division of the Digital Media Services Group, corresponding to an approximately $245,000 increase in Webcasting division revenues, in addition to an improvement in the Webcasting division’s gross margin percentage from 73.8% to 74.3%.

Our consolidated gross margin percentage was 67.1% for the nine months ended June 30, 2011, versus 66.7% for the corresponding period of the prior fiscal year.

Consistent with our expectations that the fiscal 2011 revenues of both the Audio and Web Conferencing Services Group and the Digital Media Services Group will exceed the respective corresponding fiscal 2010 amounts, as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2011 to exceed the corresponding fiscal 2010 amount. Consolidated gross margin for fiscal year 2011 may exceed the corresponding fiscal 2010 amount as a percentage of sales, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $10.7 million for the nine months ended June 30, 2011, a decrease of approximately $3.5 million (24.7%) from the corresponding period of the prior fiscal year, primarily due to a $3.1 million non-cash charge for the impairment of goodwill and other intangible assets in the first nine months of the prior fiscal year, versus no such charge in the first nine months of the current fiscal year. We accelerated the most recent annual valuation of our goodwill and intangible assets from the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, and as a result of that valuation we recorded a $1.6 million charge for the impairment of goodwill, which was reflected in our results for the three months ended September 30, 2010.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2011 financial statements. The valuations of Infinite, EDNet and Acquired Onstream incorporate, among other things, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions. Accordingly, even if our market value were to exceed our net book value at the time of this annual review for impairment, the review may result in write-downs.

The decrease in depreciation and amortization expense for the nine months ended June 30, 2011 of approximately $420,000 was 27.3% of that expense for the corresponding period of the prior fiscal year. This decrease was due to (i) an approximately $265,000 reduction of depreciation expense related to certain equipment and purchased software reaching the end of the useful lives assigned to them for book depreciation purposes, (ii) an approximately $111,000 reduction of amortization expense related to certain intangible assets as a result of the impairment losses we recorded during the year ended September 30, 2010, which were recorded as a reduction of the historical depreciable cost basis of those assets as of those dates, as well as certain intangible assets reaching the end of the lives assigned to them for book amortization purposes and (iii) an approximately $102,000 reduction of depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes. These decreases were partially offset by an approximately $58,000 increase in depreciation expense for internally developed software, including iEncode and MP365, recently placed into service.

Excluding the impact, if any, arising from fiscal 2011 goodwill impairment charges as compared to those costs in fiscal 2010, we expect our consolidated operating expenses for fiscal year 2011 to be less than the corresponding fiscal 2010 amount.

Other Expense

Other expense of approximately $891,000 for the nine months ended June 30, 2011 represented an approximately $56,000 (6.8%) increase as compared to the corresponding period of the prior fiscal year. This increase arose from an approximately $76,000 decrease in other income and an approximately $61,000 increase in interest expense, offset by an approximately $81,000 gain from the adjustment of a derivative liability to fair value.

The decrease in other income was primarily the result of an approximately $104,000 gain from our March 2010 settlement of an obligation originally recorded by us in connection with the Onstream Merger, versus no such item in the corresponding period of the current fiscal year.

During the period from April 4 through June 10, 2011, we issued an aggregate of 458,337 common shares for the conversion of $500,000 of the principal outstanding under the Equipment Notes. The aggregate market value of these shares exceeded the carrying value of the related Equipment Notes by approximately $201,000. While this excess was recorded as increased interest expense for the nine months ended June 30, 2011, the impact, as compared to the corresponding period of the prior fiscal year, was partially offset by interest expense on borrowings aggregating $1.0 million during fiscal 2010 ($250,000 under the Greenberg Note in January 2010, $500,000 under the Wilmington Notes in February 2010 and $250,000 under the Lehmann Note in May 2010)  which had effective interest rates ranging from 50.7% to 83.9% per annum, with a weighted average rate of 73.9% per annum, a substantial portion of which were fully repaid on October 1, 2010 and the balance repaid during January 2011.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions)  included in warrants issued by us in September 2010 in connection with the LPC Purchase Agreement and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $386,404 on our September 30, 2010 consolidated balance sheet. However, since the fair value of this liability was $305,266 as of June 30, 2011, an adjustment for the $81,138 decrease in that liability’s carrying value on our balance sheet was reflected as other income in our consolidated statement of operations for the nine months ended June 30, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

Three months ended June 30, 2011 compared to the three months ended June 30, 2010 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three Months Ended June 30,
	2011	2010
Revenue:

Audio and web conferencing	42.1%	40.5%
Webcasting	36.5	35.6
DMSP and hosting	10.3	11.3
Network usage	10.7	11.8
Other	0.4	0.8
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	12.4%	10.4%
Webcasting	8.9	8.5
DMSP and hosting	4.6	5.1
Network usage	4.7	4.8
Other	0.4	1.5
Total costs of revenue	31.0%	30.3%

Gross margin	69.0%	69.7%

Operating expenses:
Compensation	46.7%	47.7%
Professional fees	9.2	13.9
Other general and administrative	12.4	14.0
Depreciation and amortization	7.9	9.5
Total operating expenses	76.2%	85.1%

Loss from operations	(7.2)%	(15.4)%

Other expense, net:
Interest expense	(10.4)%	(9.6)%
Gain from adjustment of derivative liability to fair value	6.1	-
Other income	1.0	0.8
Total other expense, net	(3.3)%	(8.8)%

Net loss	(10.5)%	(24.2)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent

Total revenue	$4,625,200	$4,430,758	$194,442	4.4%
Total costs of revenue	1,433,742	1,341,156	92,586	6.9
Gross margin	3,191,458	3,089,602	101,856	3.3%

General and administrative expenses	3,159,019	3,350,295	(191,276)	(5.7)%
Depreciation and amortization	363,987	421,568	(57,581)	(13.7)
Total operating expenses	3,523,006	3,771,863	(248,857)	(6.6)%

Loss from operations	(331,548)	(682,261)	(350,713)	(51.4)%

Other expense, net	(154,163)	(391,625)	(237,462)	(60.6)

Net loss	$(485,711)	$(1,073,886)	$(588,175)	(54.8)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.6 million for the three months ended June 30, 2011, an increase of approximately $194,000 (4.4%) from the corresponding period of the prior fiscal year, primarily due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $2.4 million for the three months ended June 30, 2011, an increase of approximately $103,000 (4.4%) from the corresponding period of the prior fiscal year. This increase was primarily a result of increased audio conferencing revenues in the Infinite division.

Infinite division revenues increased by approximately $151,000 (8.4%) for the three months ended June 30, 2011 as compared to the corresponding period of the prior fiscal year. The number of minutes billed by the Infinite division was approximately 26.2 million for the three months ended June 30, 2011, as compared to approximately 22.8 million minutes billed for the corresponding period of the prior fiscal year. However, the average revenue per minute was approximately 7.5 cents for the three months ended June 30, 2011, as compared to approximately 7.9 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

Digital Media Services Group revenues were approximately $2.2 million for the three months ended June 30, 2011, an increase of approximately $91,000 (4.4%) from the corresponding period of the prior fiscal year, primarily due to an increase in webcasting division revenues.

Webcasting revenues increased by approximately $110,000 (7.0%) for the three months ended June 30, 2011 as compared to the corresponding period of the prior fiscal year. This was primarily due to increased revenues from providing webcasting services to the following governmental entities: the State of California, the California State Department of Technology Services (DTS), the California State Board of Equalization (BOE), the United States Nuclear Regulatory Commission (NRC) and the Internal Revenue Service (IRS). We recognized aggregate revenues from these contracts of approximately $193,000 and $110,000 for the three months ended June 30, 2011 and 2010, respectively, representing an increase of $83,000, or approximately 75.5%. Our financial statements for these periods include revenues from providing webcasting services to other governmental entities not publicly announced by us and therefore not listed above.

The average revenue per webcast event of approximately $832 for the three months ended June 30, 2011 represented an increase from $808 for the corresponding period of the prior fiscal year. In addition, we produced approximately 2,100 webcasts during the three months ended June 30, 2011, an increase of approximately 50 webcasts as compared to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

Consolidated gross margin was approximately $3.1 million for the three months ended June 30, 2011, an increase of approximately $102,000 (3.3%) from the corresponding period of the prior fiscal year. This increase was primarily due to approximately $70,000 additional gross margin from the Webcasting division of the Digital Media Services Group, corresponding to an approximately $110,000 increase in Webcasting division revenues.

Our consolidated gross margin percentage was 69.0% for the three months ended June 30, 2011, versus 69.7% for the corresponding period of the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $3.5 million for the three months ended June 30, 2011, a decrease of approximately $249,000 (6.6%) from the corresponding period of the prior fiscal year, primarily due to decreased professional fees expense.

The decrease in professional fees expense for the three months ended June 30, 2011 of approximately $189,000 was 30.8% of that expense for the corresponding period of the prior fiscal year. This decrease was primarily due to higher non-cash expenses for shares and options issued for financial consulting and other advisory services during the three months ended June 30, 2010, as compared to the corresponding period of the current fiscal year. Furthermore, the average price of our common share was higher during the applicable fiscal 2010 period, as compared to the applicable fiscal 2011 period, which we believe increased the valuations assigned to the fiscal 2010 issuances, as compared to the fiscal 2011 issuances.

Other Expense

Other expense of approximately $154,000 for the three months ended June 30, 2011 represented an approximately $237,000 (60.6%) decrease as compared to the corresponding period of the prior fiscal year. This decrease arose primarily from an approximately $283,000 gain recognized in the three months ended June 30, 2011 and arising from the adjustment of a derivative liability to fair value, versus no such item in the corresponding period of the prior fiscal year.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions)  included in warrants issued by us in September 2010 in connection with the LPC Purchase Agreement and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $588,410 on our March 31, 2011 consolidated balance sheet. However, since the fair value of this liability was $305,266 as of June 30, 2011, an adjustment for the $283,144 decrease in that liability’s carrying value on our balance sheet was reflected as other income in our consolidated statement of operations for the three months ended June 30, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

Liquidity and Capital Resources

Our financial statements for the nine months ended June 30, 2011 reflect a net loss of approximately $2.7 million and cash provided by operations for that period of approximately $57,000. Although we had cash of approximately $371,000 at June 30, 2011, our working capital was a deficit of approximately $2.7 million at that date.

During the nine months ended June 30, 2011, we obtained financing primarily from the sale of our common stock under the terms of the LPC Purchase Agreement, discussed in more detail below and which resulted in net cash proceeds of approximately $741,000 during the period. Amounts outstanding under certain convertible debentures decreased by approximately $1,214,000 during the period, as a result of the $439,000 in aggregate cash repayments plus issuance of common shares for the balance, as discussed in more detail below. The amount outstanding under the Rockridge Note decreased by approximately $204,000 as a result of monthly installments of principal and interest paid by us during the period. The amount outstanding under the Line, which is subject to the amount and aging of our accounts receivable, increased by approximately $160,000 as a result of the excess of our borrowings over the principal repayments required during the period.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with warrants to purchase 540,000 of our common shares. In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received $824,044 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). During the nine months ended June 30, 2011, we sold LPC an additional 830,000 shares of our common stock under that Purchase Agreement for net proceeds of $740,522. Since June 30, 2011, we sold an additional 600,000 shares of our common stock to LPC under that Purchase Agreement for net proceeds of $583,673. LPC remains committed to purchase, at our sole discretion, up to an additional 1.9 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement.

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

The shares of common stock sold and issued under the Purchase Agreement and the shares of common stock issuable upon conversion of Series A-14, were sold and issued pursuant to prospectus supplements filed by us on September 24, 2010 and on July 1, 2011 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 4.1 million shares from our Shelf Registration.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, dated September 17, 2010, under which we agreed, among other things, to use our best efforts to keep the registration statement effective until the maturity date as defined in the Purchase Agreement and to indemnify LPC for certain liabilities in connection with the sale of the securities.

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

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $1.3 million at June 30, 2011. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

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

The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 366,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share. We have recorded no accrual for this matter on our financial statements as of June 30, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated. However, if the closing ONSM share price of $0.90 per share on August 5, 2011 was used as a basis of calculation, the required payment would be approximately $75,000.

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

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.6 million as of August 5, 2011) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. In addition, from March 16, 2011 through May 16, 2011, we paid additional interest related to the Lender’s waiver of a debt covenant, as discussed in more detail below. The outstanding principal under the Line may be repaid at any time, but no later than December 28, 2011, which term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. The Lender waived the Covenant requirement for the December 31, 2010 quarter, but charged us additional interest of 3% per annum from the March 16, 2011 waiver date through May 16, 2011, when we demonstrated that we were in compliance with the Covenant for the March 31, 2011 quarter. We were in compliance with this Covenant for the June 30, 2011 quarter.

We are obligated under convertible Equipment Notes with a current outstanding principal balance of $400,000 (including the effect of conversions to common stock and repayments after June 30, 2011 as discussed below) and a maturity date of September 3, 2011 (except for $50,000 which had a June 3, 2011 maturity date). These Equipment Notes are collateralized by specifically designated software and equipment owned by us, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan.

$350,000 of the remaining principal outstanding under the Equipment Notes is convertible into common shares, using a $0.90 per common share conversion rate. For the remaining $50,000 note, the conversion price would be equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share.

Interest on the Equipment Notes is 12% per annum, payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. On December 2, 2010, we elected to issue 76,769 unregistered shares of our common stock in lieu of $60,493 cash interest on these Equipment Notes for the period from May 2010 through October 2010, which was recorded as interest expense of $71,395 on our books, based on the fair value of those shares on the issuance date. In connection with the April 4, 2011 note amendments discussed above, we issued 28,810 unregistered shares of our common stock in lieu of $24,986 cash interest on certain of the Equipment Notes for the period from November 2010 through March 2011, which will be recorded as interest expense of $50,129 on our books, based on the fair value of those shares on the issuance date. A final interest payment will be made on the September 3, 2011 maturity date for all of the Equipment Notes, which in some cases will cover a period commencing November 1, 2010. In some cases, the 2011 amendments to the Equipment Notes resulted in a minimum conversion rate of $1.20 per common share for this final interest payment.

As of June 30, 2011, we were obligated under an unsecured subordinated note payable note (the “CCJ Note”) issued to CCJ Trust (“CCJ”), with an outstanding balance of $200,000. The CCJ Note originally bore interest at 8% per annum and was payable in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity (the “CCJ Note”) although none of those payments were made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 restricted common shares. The remaining $10,000 principal, plus the interest due on the $90,000 from April 1, 2011 and the interest due on the $10,000 from July 22, 2011, will be payable on December 31, 2011.The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation).

The effective interest rate of the CCJ Note prior to the January 2011 amendment was approximately 47.4% per annum, including the Black-Scholes value of warrants given plus the value of an increase granted in the number of common shares underlying the Series A-13 shares versus the Series A-12 shares that were exchanged for them. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. Following the January 2011 amendment, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, to reflect the value of the increased value of common shares underlying the Series A-13 shares as a result of the modified terms (which resulted in an increase in the number of underlying common shares upon conversion from 116,667 to 175,000) as well as the increase in the periodic cash interest rate from 8% to 10% per annum. The effective rate of 78.5% per annum also includes 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms.

Projected capital expenditures for the twelve months ending June 30, 2012 total approximately $1.1 million which includes software and hardware upgrades to the DMSP, the webcasting system (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the introduction and establishment of the MarketPlace365 platform. This total includes at least $407,000 of projected capital expenditures which we have determined may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

During March and April 2011, we took actions which reduced quarterly compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and we expect will reduce those expenses by another approximately $25,000 for the fourth quarter of fiscal 2011. Based on our results for the three months ended June 30, 2011, and these expected compensation and other expense reductions, we estimate that future revenues at the levels experienced for the three months ended June 30, 2011 would adequately fund our anticipated ongoing cash expenditures (including monthly principal and interest payments on the Rockridge Note, interest payable in cash on the Line and other debts and capital expenditures). However, we have historically experienced a seasonal decrease in our revenues and a corresponding increase in cash used by operations in the fourth fiscal quarter, which we expect will continue to be the case in the fourth quarter of fiscal 2011.  Furthermore, even if we were to maintain this revenue level, we will also require additional debt or equity financing of approximately $750,000 through September 30, 2011 for repayment of the Equipment Notes plus past due trade payables and other liabilities that we believe are necessary to pay to continue our operations. This requirement is in addition to the approximately $584,000 proceeds we received from sales of equity to LPC in July and August 2011.

If we were to achieve future revenue in excess of the levels experienced in the third quarter of fiscal 2011, or if any of the holders of the Equipment Notes elected to convert a portion of the existing debt to equity as allowed for under its terms, the required financing could be less than this $750,000. However, if we did not achieve this revenue level, or if our operating expenses, cash interest or capital expenditures are higher than anticipated, the required financing could be greater than this $750,000.

We have implemented and continue to implement specific actions, including hiring additional sales personnel, developing new products and initiating new marketing programs, geared towards achieving revenue increases. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve the required revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2012. We will closely monitor our revenue and other business activity to determine if further cost reductions, the raising of additional capital, or other activity is considered necessary.

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. In connection with the LPC Purchase Agreement 1.6 million common shares (including shares issuable upon conversion of preferred shares we sold to LPC) were included in a prospectus supplement filed by us on September 17, 2010 with the SEC as a takedown under the Shelf Registration. The Purchase Agreement was amended in April 2011 to increase the number of common shares that LPC agreed to purchase (at our option) and an additional 2.5 million common shares were included in a second prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. However, there is no assurance that we will sell additional shares to LPC under the Purchase Agreement or that we will sell additional shares under the Shelf Registration, or if we do make such sales what the timing or proceeds will be. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval, which in the case of LPC has been obtained but would need to be requested with respect to any other purchaser.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $126.2 million as of June 30, 2011. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 products and services as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash provided by operating activities was approximately $57,000 for the nine months ended June 30, 2011, as compared to approximately $452,000 used in operations for the corresponding period of the prior fiscal year. The $67,000 reflects our net loss of approximately $2.7 million, reduced by approximately $3.1 million of non-cash expenses included in that loss and increased by approximately $100,000 of non-cash income included in that loss and by approximately $227,000 arising from a net increase in non-cash working capital items during the period. The net increase in non-cash working capital items for the nine months ended June 30, 2011 is primarily due to an approximately $323,000 decrease in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $148,000 decrease in accounts receivable. This compares to a net increase in non-cash working capital items of approximately $196,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the nine months ended June 30, 2011 were approximately $1.1 million of depreciation and amortization and approximately $860,000 of employee compensation expenses paid with options and other equity. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $740,000 for the nine months ended June 30, 2011 as compared to approximately $977,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities related primarily to the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $229,000 for the nine months ended June 30, 2011 as compared to approximately $1.2 million provided by financing activities for the corresponding period of the prior fiscal year. Current year financing activities primarily related to proceeds from the sale of common stock and proceeds from notes payable, partially offset by repayments of notes and leases payable and convertible debentures.  Prior year financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and our significant accounting policies are described in Note 1 to those statements.  The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.  Our assumptions are based on historical experiences and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are most important to the management’s most subjective judgments.  Our most critical accounting policies and estimates are described as follows.

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $13.3 million at June 30, 2011, representing approximately 68% of our total assets and approximately 109% of the book value of shareholder equity. In addition, property and equipment as of June 30, 2011 includes approximately $2.2 million (net of depreciation) related to the DMSP, MP365 and iEncode, representing approximately 11% of our total assets and approximately 18% of the book value of shareholder equity.

In accordance with GAAP, we periodically test these assets for potential impairment.  As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance of the entities that have generated these intangibles.  Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base.  We will continue to monitor our intangible assets and our overall business environment. If there is a material adverse and ongoing change in our business operations (or if an adverse change initially considered temporary is determined to be ongoing), the value of our intangible assets, including those of our DMSP, Infinite, webcasting or MP365 divisions, could decrease significantly. In the event that it is determined that we will be unable to successfully market or sell our DMSP, audio and web conferencing, iEncode or MP365 services, an impairment charge to our statement of operations could result. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

We follow a two step process for impairment testing of goodwill and other intangible assets. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

Our common stock has demonstrated significant volatility in recent months, from $1.04 per share as of September 30, 2010 to $0.80 per share as of December 31, 2010 to $1.65 per share as of March 31, 2011 to $1.01 per share as of June 30, 2011 to $0.90 per share as of August 5, 2011. If the price of our common stock and our market value were to continue at the August 5, 2011 level, such condition could result in future non-cash impairment charges to our results of operations related to our goodwill and other intangible assets arising from our next scheduled recurring annual impairment review, which is as of September 30, 2011. Furthermore, even if our market value were to exceed our net book value at the time of this annual review for impairment, the review may result in write-downs, as the valuations of our business units will incorporate, among other things, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period from May 11, 2011 through June 30, 2011, we recorded the issuance of 59,683 unregistered shares of common stock for financial consulting and advisory services. The services were provided over a period of three months, and resulted in a professional fees expense of approximately $69,000 over the service period, based on the market value of an ONSM common share at the time of issuance. None of these shares were issued to our directors or officers.

During the period from May 11, 2011 through June 30, 2011, we recorded the issuance of 157,890 unregistered shares of common stock under the Plan for financial consulting, advisory and other services. The services will be provided over a period of up to twelve months, and will result in a professional fees expense or other general and administrative expense of approximately $164,000 over the service period, based on the market value of an ONSM common share at the time of issuance. None of these shares were issued to our directors or officers, except 30,519 shares issued to director Charles Johnston for his services as audit committee chairman for fiscal 2011.

During the period from July 1, 2011 through August 5, 2011, we recorded the issuance of 30,000 unregistered shares of common stock for financial consulting and advisory services. The services will be provided over a period of up to twelve months, and will result in a professional fees expense of approximately $27,000 over the service period, based on the market value of an ONSM common share at the time of issuance. None of these shares were issued to our directors or officers.

On May 24, 2011, we issued 3,500 unregistered common shares to CCJ Trust (“CCJ”), in payment of $7,000 in Series A-13 dividends for the first quarter of calendar 2011, using a conversion rate of $2.00 per share. On August 9, 2011, we issued 3,500 unregistered common shares to CCJ Trust (“CCJ”), in payment of $7,000 in Series A-13 dividends for the second quarter of calendar 2011, using a conversion rate of $2.00 per share. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ.

In June 2008 we received $100,000 from an accredited entity under a software and equipment financing arrangement, for which we issued a convertible note (one of a series of “Equipment Notes”). On June 10, 2011 the Equipment Note was amended to allow the conversion of 25% of the original note amount into common shares, using a conversion price of $1.20 per share and to allow the conversion of another 25% of the original note amount into common shares, using a conversion price of $1.00 per share. As a result, we issued an aggregate of 45,833 unregistered common shares for the conversion of $50,000 of the principal outstanding under the Equipment Note.

In June 2008 we received $100,000 from another accredited entity under a software and equipment financing arrangement, for which we issued a convertible note (one of a series of “Equipment Notes”). On July 20, 2011 the Equipment Note was amended to allow the conversion of the remaining $50,000 outstanding under the note into common shares, using a conversion price of $0.90 per share. As a result, we issued an aggregate of 55,556 unregistered common shares for the conversion of $50,000 of the principal outstanding under the Equipment Note.

On July 21, 2011, we issued 5,233 unregistered shares of common stock for interest on $50,000 remaining balance due under a convertible note (one of a series of “Equipment Notes”) for the period from November 1, 2010 through June 3, 2011. The shares were in satisfaction of interest expense of approximately $6,279 recognized over that period.

Since December 29, 2009 we have been obligated to repay $200,000 under the a note payable to CCJ (the “CCJ Note”), which was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 common shares and on August 5, 2011 we delivered those shares to CCJ.

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

Onstream Media Corporation, a Florida corporation

Date: August 15, 2011	/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

By:	/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer