Form 10-Q/A
period 2011-06-30
Onstream Media CORP
filed 2011-09-14
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes (X)   No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	( )	Accelerated filer	( )
on-accelerated filer	( ) (Do not check if a smaller reporting company)	Smaller reporting company	(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes (  )   No (X)

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 5, 2011 the registrant had issued and outstanding 11,638,448 shares of common stock.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q as of and for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 hereto provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language). In addition, we have attached to this Amendment No. 1 currently-dated certifications from our chief executive officer and our chief financial officer as required by SEC Rule 13a-14(a)/15d-14(a) and by Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 - Section 906 Certification of Chief Executive Officer

32.2 - Section 906 Certification of Chief Financial Officer

101 - Interactive data files pursuant to Rule 405 of Regulation S-T, as follows:

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE  - XBRL Taxonomy Extension Presentation Linkbase Document

Note: The XBRL (Extensible Business Reporting Language) information in Exhibit 101 and its subparts, as listed above, is furnished and not filed, is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation,
a Florida corporation

Date: September 14, 2011

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
And Principal Accounting Officer