Form 10-K
period 2011-09-30
Onstream Media CORP
filed 2012-01-13
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to   ________

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

                                                                                                      (Title of class)

                   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     [   ]  Yes    [X]  No

                   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act     [   ]  Yes    [X]  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [   ]                                                                                                            Accelerated filer        [     ]

Non-accelerated filer      [   ]   (Do not check if a smaller reporting company)             Smaller reporting company   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes [   ] No [  X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the averaged bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on March 31, 2011 was approximately $15.6 million.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of January 6, 2012, 11,859,665 shares of common stock were issued and outstanding.

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

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2011, unless otherwise stated. Readers should carefully review this Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.                                BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications.  We had approximately 93 full time employees as of September 30, 2011, with operations organized in two main operating groups:

•                     Digital Media Services Group

•                     Audio and Web Conferencing Services Group

Products and services provided by each of the groups are:

 Digital Media Services Group

Our Digital Media Services Group consists of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our Smart Encoding division.  This group represented approximately 45.9% and 47.1% of our revenues for the years ended September 30, 2011 and 2010, respectively. These revenues are comprised primarily of fees for hosting/storage, search/retrieval and distribution/streaming of digital assets as well as encoding and production fees.

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

Audio and Web Conferencing Services Group

Our Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division, which operates primarily from the New York City area and provides “reservationless” and operator-assisted audio and web conferencing services and our EDNet division, which operates primarily from San Francisco, California and provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

This group represented approximately 54.1% and 52.9% of our revenues for the years ended September 30, 2011 and 2010, respectively. These revenues are comprised primarily of network access and usage fees as well as the sale and rental of communication equipment.

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

No single customer has represented more than 10% of our consolidated revenues during the years ended September 30, 2011 or 2010.

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

•         traditional media, such as television, radio and print; and

•         end-user software products.

                Our webcasting products and services fall into two competitive areas: live or archived financial and fair-disclosure related conferences, and all other live or archived webcast productions for the corporate, financial, educational and government segments.  In the financial conferences area, we compete with Accordent Technologies (Polycom), BT Conferencing, Intercall, MediaPlatform, Netbriefings, ON24, Premiere Global Services (PGi), PTEK Holdings, Shareholder.com, Sonic Foundry, Talkpoint, Thomson Financial Group, ViaVid, Viewcast, Wall Street Transcripts, WILink and others that offer live webcasts of quarterly earnings conference calls. This list includes entities that are currently active resellers of our services and not in significant competition with us, but could compete with us under certain circumstances. For other webcast production, we compete with other smaller geographically local entities.  Our production services, however, have been in demand by some of our competitors, and from time to time we have provided services to these companies.  The nature of the streaming media sector of the Internet market is highly interdependent while being competitive.

               While there is competition for the provision of digital media services by our Digital Media Services Group, this is a relatively new product and environment with few established professional services providers. We believe that our approach of partnering with complimentary technology providers such as SAIC, Autonomy/Virage Application Services, Adobe Systems and Microsoft reduces the number of full-scale competitors in our markets. We also believe that our strategic offering of integrated webcasting, multi-screen encoding, intelligent syndication with broad spectrum video indexing services, all as part of a unified and scalable digital media platform (the DMSP) provides significant differentiation from our competitors. However, companies that compete in some portion of the digital media services market targeted by us include Akamai, Ascent Media, BrightCove, Edgecast, Kit Digital, Limelight, Maven Networks (Yahoo), Neulion, PermissionTV, Sonic Foundry, Telestream, thePlatform (Comcast), Twistage and VitalStream (Internap). There are video publishing platforms that compete with our DMSP, including those offered by ExtendMedia, Move Networks, Ooyala and others.

                Competition for audio and web conferencing is primarily segregated between the low-cost, low-service offerings such as FreeConference.Com and other more high-end providers such as BT Conferencing, GoTo Meeting,  Intercall Conferencing, Premiere Global Services (PGi) and WebEx. Our Infinite division services a niche market for audio and web conferencing services primarily for SMB (small to medium size) companies looking for superior customer service at an affordable rate. This division's niche also includes a growing demand for lead generation “webinars” (seminars presented via the Internet), which it addresses by offering a dedicated account manager to coordinate a customized solution for each event.

                Competition for the audio and video networking services provided by our EDNet division is based upon the ability to provide equipment, connectivity and technical support for disparate audio and video communications systems and to provide interoperable compatibility for proprietary and off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of audio networking competitors is small and will remain so. Our primary video networking competitors are video and audio appliance dealers that source encoding, decoding and transport hardware.  This division's advantage is the provision of a total solution including system design, isochronous (a data flow type used for streaming audio and video) connection and broadband connection sourcing, and custom software connectivity applications that include a comprehensive digital path for radio and television commercial transport. However, companies that compete in some portion of the audio and video networking services market targeted by us include Ascent Media, Digital Generation (DG) Systems, Pathfire, Savvis, SohoNet, Source Elements and Telestream.

      Government Regulation

            Although existing laws governing issues such as property ownership, export or import restrictions, content, taxation, defamation and privacy may apply to Internet based activities, the majority of such laws was adopted before the widespread use and commercialization of the Internet and, as a result, may not contemplate or address the unique issues of the Internet and related technologies.  Laws and regulations directly applicable to providers of Internet and related technologies cover issues such as broadcast license fees, copyrights, privacy, pricing, sales and other taxes and characteristics and quality of Internet services, but are in many instances unclear or unsettled. Furthermore, it is likely that new laws and regulations will be adopted in the United States and elsewhere that may be applicable to us in the above areas as well as the areas of content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Any new legislation or regulation or increased governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure, which could have a material adverse effect on our business, financial condition and results of operations.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these laws or judicial interpretations are changed to narrow their protections, we will be subject to greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited.

Federal, state and international laws and regulations (including “Red Flag” regulations issued by the U.S. Federal Trade Commission in 2007 to curb identity theft) govern the collection, use, retention, sharing and security of data that we receive from and about our customers (and in some cases, their customers). Any failure, or perceived failure, by us to comply with these laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. Further, failure or perceived failure by us to comply with these laws and regulations could result in a loss of customer confidence in us which could adversely affect our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues which could adversely impact our business.

                By distributing content over the Internet, we face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies.

                Our audio and video networking services are conducted primarily over telephone lines, which are heavily regulated by various Federal and other agencies. Although we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not us, the Federal Communications Commission (FCC) issued an order in 2008 that requires conference calling companies to remit Universal Service Fund (USF) contribution payments on customer usage associated with conference calls. This obligation requires Infinite to register as a reporting company with the FCC, as well as to file both quarterly and annual reports regarding the revenues derived from conference calling. In addition, the FCC has recently announced its position that the 2008 order extended to audio bridging services provided using internet protocol (IP) technology.

                To protect our company from certain claims that may relate to the above matters, we maintain general liability (including umbrella coverage), professional liability and employment practices liability insurance. These insurances may not cover all potential claims of this type or may not be adequate to indemnify us for any liability to which we may be exposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

In December 2011, we learned that the USPO had issued a non-final rejection in June 2011 with regard to the second of the two applications, although we had not received any notice of that action. On December 7, 2011, we filed a request for an extension of time to respond to that non-final rejection, which request the USPO rejected on December 22, 2011 but gave leave for us to provide supplemental information within two months. We provided that supplemental information on January 5, 2012, which is still under consideration by the USPO. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

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

Employees

                At January 6, 2012 we had approximately 94 full time employees, of whom 55 were design, production and technical personnel, 16 were sales and marketing personnel and 23 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

General

                We were formed under the laws of the State of Florida in May 1993.  Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

ITEM 2.                                PROPERTIES

                We lease:

•                     an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting activities.  Our lease expires on September 15, 2013 and provides one two-year renewal option, with a three percent (3%) rent increase in year one. The current monthly base rental is approximately $21,400 (including our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly), with annual increases of two percent (2%).

•                     an approximately 4,700 square foot facility at 901 Battery Street, Suite 200 in San Francisco, which serves as administrative headquarters for the Smart Encoding division of the Digital Media Services Group, as well as the EDNet division of the Audio and Web Conferencing Services Group, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations and houses the majority of the development and operating staff for MP365. Our lease expires on July 31, 2015 and provides for one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011 at our option, with six months notice and a payment of no more than approximately $25,000. The monthly base rental is approximately $9,300 (including month-to-month parking) with annual increases up to 5.1%.

•                     an approximately 9,300 square foot facility at 100 Morris Avenue in Springfield , New Jersey, which houses the Infinite Conferencing audio and web conferencing operations. Our lease expires on October 31, 2012 and provides one two-year renewal option, with no rent increase. The monthly base rental is approximately $15,700 with annual five percent (5%) increases.

•                     business offices located at 221 West Twenty-Sixth Street, New York City, New York.  These offices total approximately 1,000 square feet and serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our lease expires January 31, 2013, although both we and the landlord have the right to terminate the lease without penalty, upon nine (9) months notice. The monthly base rental is approximately $10,700, with no increases.

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

ITEM 4.                                REMOVED AND RESERVED

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                Our common stock is listed for trading on The NASDAQ Capital Market, under the symbol "ONSM." The following table sets forth the high and low closing sale prices for our common stock as reported on The NASDAQ Capital Market for the period from October 1, 2009 through January 6, 2012. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. A 1-for-6 reverse stock split of the outstanding shares of our common stock was effective on April 5, 2010. All prices in the following table have been retroactively adjusted for the effect of this reverse stock split.

	High	Low

First Quarter	$ 2.64	$ 1.62
Second Quarter	$ 2.88	$ 1.62
Third Quarter	$ 2.20	$ 1.03
Fourth Quarter	$ 1.47	$ 0.79

FISCAL YEAR 2011
First Quarter	$ 1.19	$ 0.75
Second Quarter	$ 1.68	$ 0.75
Third Quarter	$ 1.95	$ 0.96
Fourth Quarter	$ 1.29	$ 0.72

FISCAL YEAR 2012
First Quarter	$ 0.82	$ 0.47
Second Quarter (to Jan 6, 2012)	$ 0.78	$ 0.71

On January 6, 2012, the last reported sale price of the common stock on The NASDAQ Capital Market was $0.75 per share.   As of January 6, 2012 there were approximately 531 shareholders of record of the common stock.

NASDAQ Listing Issues

                On October 21, 2011, we received a letter from NASDAQ stating that we have 180 calendar days, or until April 18, 2012, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the preceding thirty consecutive business days. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the April 18, 2012 deadline. If we are not considered compliant by April 18, 2012, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and we provide written notice of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we will be granted an additional 180 calendar day compliance period. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.62 per share on December 9, 2011.

                We have incurred losses since our inception, and our operations have been financed primarily through the issuance of equity (publicly traded shares and convertible equivalents) and debt. Our access to funding under the LPC Purchase Agreement requires, among other things, that our common stock to be traded on NASDAQ or a similar national exchange.

                 In addition, the terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants), which we issued from December 2004 through April 2006, as well as common shares we issued during March and April 2007, contain penalty clauses if our common stock is not traded on NASDAQ or a similar national exchange. However, we believe that (i) it is likely that a material portion of those securities would have changed hands by now and thus the penalty provisions would no longer apply and (ii) regardless of whether the securities were still held by the original purchasers, the applicability of those penalty provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. Dividends related to the Series A-13 Convertible Preferred are cumulative and must be fully paid by us prior to the payment of any dividend on our common stock. There are no further dividends payable in connection with the Series A-14 Convertible Preferred.

Recent Sales of Unregistered Securities

During the period from August 6, 2011 through September 30, 2011, we recorded the issuance of 10,000 unregistered shares of common stock for financial consulting and advisory and legal services. The services are being provided over a period of eight months, and will result in a professional fees expense of approximately $8,000 over the service period. None of these shares were issued to our directors or officers.

During the period from August 6, 2011 through September 30, 2011, we recorded the issuance of 41,073 unregistered shares of common stock under the Plan. These shares were issued to one of our Named Executive Officers, in satisfaction of previously accrued compensation expense of approximately $32,000. See Item 11 – Executive Compensation.

During the period from October 1, 2011 through January 6, 2012, we recorded the issuance of 25,113 unregistered shares of common stock under the Plan for consulting, advisory and other services. The services were provided over a period of three to four months and resulted in a professional fees expense of approximately $15,000 over the service period. None of these shares were issued to our directors or officers.

On October 11, 2011, we issued 51,531 unregistered shares of common stock for interest for the period from November 2010 through September 2011 on the remaining outstanding portion of our convertible debentures issued in 2008. The shares were in satisfaction of interest expense of approximately $48,883 recognized over that period. None of these shares were issued to our directors or officers, although 3,432 of these shares were issued to CCJ Trust (“CCJ”), which is a trust for the adult children of Mr. Charles Johnston, one of our directors, who disclaims any beneficial ownership interest in CCJ.

On November 21, 2011, we issued 3,500 unregistered common shares to CCJ, in payment of $7,000 in Series A-13 dividends for the third quarter of calendar 2011, using a conversion rate of $2.00 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth securities authorized for issuance under equity compensation plans, including our 1996 Stock Option Plan, our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2011.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1996 Stock Option Plan (1)	50,000	$11.13	None
2007 Equity Incentive Plan (2)	2,164,358	$4.72	2,046,326 (5)
Equity compensation plans approved by shareholders (3)	41,962	$20.26	None
Equity compensation plans not approved by shareholders (4)	495,198	$3.12	None

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

2)       On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000.

3)       On December 15, 2004, a majority of our shareholders voted to issue 270,047 Non-Plan options to certain executives, directors and other management in connection with the Onstream Merger, of which (i) 84,375 were cancelled on August 11, 2009 in exchange for the issuance of an equivalent number of 2007 Plan Options, (ii) 124,884 were cancelled on December 17, 2009 in exchange for the issuance of an equivalent number of 2007 Plan Options and (iii) 18,826 had expired as of September 30, 2011.

4)       During the fiscal years ended September 30, 2007 through 2011, we issued Non-Plan options to consultants in exchange for financial consulting and advisory services, 495,198 of which were still outstanding and fully vested as of September 30, 2011. These outstanding options are summarized below:

Issuance period	Number of shares	Exercise price per share	Expiration Date

Year ended September 30, 2011	300,000	$1.50	March 2015
Year ended September 30, 2010	125,000	$3.00 - $6.00	Oct 2013 - July 2014
Year ended September 30, 2009	25,000	$3.00	Aug 2013 - Sept 2014
Year ended September 30, 2008	41,667	$10.38 - $10.98	Oct 2011
Year ended September 30, 2007	3,531	$14.88	March 2012

Total common shares underlying Non-Plan consultant options as of September 30, 2011	495,198

5)      On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. The Compensation Committee is in the process of finalizing this grant, which grant when finalized would reduce the 2,046,326 shares shown as available above.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 94 full time employees as of January 6, 2012, with operations organized in two main operating groups:

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

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares. On September 24, 2010, we received approximately $824,000 net proceeds (after deducting fees and out-of-pocket costs incurred by us) related to our issuance to LPC under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). During the year ended September 30, 2011, we sold an additional 1,530,000 shares of our common stock to LPC under that Purchase Agreement for net proceeds of approximately $1.4 million. LPC has also committed to purchase, at our sole discretion, up to an additional 1.8 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share. Our most recent sale of shares to LPC was on August 30, 2011. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since September 30, 2011 and although the closing market price was $0.75 per share on January 6, 2012, the lowest sales price on that date was $0.65 per share. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

Our securities are listed on The NASDAQ Capital Market. On October 21, 2011 we received a letter from NASDAQ stating that we have 180 calendar days, or until April 18, 2012, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the thirty consecutive business days preceding that letter. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the April 18, 2012 deadline. If we are not considered compliant by April 18, 2012, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and we provide written notice of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we will be granted an additional 180 calendar day compliance period. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.75 per share on January 6, 2012. We have incurred losses since our inception, and our operations have been financed primarily through the issuance of equity (publicly traded shares and convertible equivalents) and debt. Our access to funding under the LPC Purchase Agreement requires, among other things, that our common stock to be traded on NASDAQ or a similar national exchange.

As of September 30, 2010 we were obligated for an aggregate of $1.0 million that we had borrowed in 2008 from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. The related notes that we had issued to those Investors (the “Equipment Notes”) had an original maturity date of June 3, 2011. At various times from April 4, 2011 to July 20, 2011, $550,000 of the outstanding balance of those notes was converted to our common shares, using conversion prices from $0.90 to $1.20 per share. As a result of those conversions, as well as cash repayments aggregating $65,000, the remaining outstanding principal balance under the Equipment Notes was $385,000 as of September 30, 2011. Effective October 1, 2011, $350,000 of those Equipment Notes were amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the Investors’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the revised maturity date. These Equipment Notes were assigned by the applicable Investors to three accredited entities in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment. The remaining $35,000 of the balance outstanding under the Equipment Notes as of September 30, 2011 was not renegotiated and thus is now due, although it is also now convertible at the holder’s option to our common shares at a conversion price of $4.80 per share.

As of September 30, 2010 we were obligated for $200,000 under the CCJ Note, which was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 common shares, leaving a remaining balance outstanding under the CCJ Note of $110,000, of which $10,000 was repaid in January 2012.

In January 2012, as part of a transaction under which J&C Resources issued a Funding Letter whereby they would lend us $550,000 under certain conditions through December 31, 2012, we agreed to reimburse CCJ in cash the shortfall from their resale of shares received upon their conversion, after effecting a reduction of the conversion price agreed to by us, of 17,500 shares of Series A-13. Based on the estimated shortfall plus (i) the increased value of the underlying common stock related to a second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, we estimate that the total cost of this Funding Letter will be approximately $118,000, which we will recognize as expense over a one year period. See Liquidity and Capital Resources.

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

We add to our customer billings for certain services an amount to recover USF contributions which we have determined that we will be obligated to pay to the FCC, related to those particular services. This additional billing to our customers is not reflected as revenue by us, but rather is recorded as a liability on our books, which liability is relieved upon our remittance of USF contributions as they are billed to us by USAC, an administrative and collection agency of the FCC.

Results of Operations

Our consolidated net loss for the year ended September 30, 2011 was approximately $5.2 million ($0.52 loss per share) as compared to a loss of approximately $9.3 million ($1.20 loss per share) for the prior fiscal year, a decrease in our loss of approximately $4.1 million (44%). The decreased net loss was primarily due to a $4.7 million non-cash charge for the impairment of goodwill and other intangible assets in the prior fiscal year, versus a $1.7 million charge in the current fiscal year. We accelerated the annual valuation of our goodwill and intangible assets that was originally scheduled for the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, and as a result of that there were two valuations during fiscal 2010 for which we included an aggregate of $4.7 million in charges in our results for the year ended September 30, 2010. During fiscal 2011, we performed only one annual valuation of our goodwill and intangible assets, for which we included a $1.7 million charge in our results for the year ended September 30, 2011, which was $3.0 million less than the $4.7 million of such charges recorded in the prior fiscal year.

In addition, gross margin for the year ended September 30, 2011 was approximately $652,000, or 5.9%, greater than in the prior fiscal year, corresponding to an approximately 6.0% increase in revenues for that same period. Also, depreciation expense for the year ended September 30, 2011 was approximately $434,000, or 22.6%, less than in the prior fiscal year, which is discussed in more detail below.

The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Years ended September 30,
	2011	2010
Revenue:

Audio and web conferencing	42.9%	40.9%
Webcasting	34.4	34.4
DMSP and hosting	11.1	12.2
Network usage	10.8	11.2
Other	0.8	1.3
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	13.8%	11.9%
Webcasting	9.3	9.2
DMSP and hosting	5.1	5.4
Network usage	4.8	4.8
Other	0.5	2.1
Total costs of revenue	33.5%	33.4%

Gross margin	66.5%	66.6%

Operating expenses:
Compensation	48.9%	49.6%
Professional fees	11.1	12.1
Other general and administrative	12.6	13.5
Impairment loss on goodwill and other
intangible assets	9.6	28.2
Depreciation and amortization	8.4	11.5
Total operating expenses	90.6%	114.9%

Loss from operations	(24.1)%	(48.3)%

Other expense, net:
Interest expense	(7.2)%	(8.2)%
Gain from adjustment of derivative liability to
fair value	1.1	-
Other income	0.8	0.9
Total other expense, net	(5.3)%	(7.3)%

Net loss	(29.4)%	(55.6)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the years ended
	September 30,		Increase (Decrease)
	2011	2010	Amount	Percent

Total revenue	$17,700,704	$16,694,106	$1,006,598	6.0%
Total costs of revenue	5,925,764	5,571,640	354,124	6.4
Gross margin	11,774,940	11,122,466	652,474	5.9%

General and administrative expenses	12,839,538	12,554,774	284,764	2.3%
Impairment loss on goodwill and other
intangible assets	1,700,000	4,700,000	(3,000,000)	(63.8)
Depreciation and amortization	1,489,650	1,923,460	(433,810)	(22.6)
Total operating expenses	16,029,188	19,178,234	(3,149,046)	(16.4)%

Loss from operations	(4,254,248)	(8,055,768)	(3,801,520)	(47.2)%

Other expense, net	(940,714)	(1,224,804)	(284,090)	(23.2)

Net loss	$(5,194,962)	$(9,280,572)	$(4,085,610)	(44.0)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $17.7 million for the year ended September 30, 2011, an increase of approximately $1.0 million (6.0%) from the prior fiscal year, primarily due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $9.6 million for the year ended September 30, 2011, an increase of approximately $745,000 (8.4%) from the prior fiscal year. This increase was primarily a result of increased audio conferencing revenues in the Infinite division.

Infinite division revenues increased by approximately $764,000 (11.2%) for the year ended September 30, 2011 as compared to the prior fiscal year. The number of minutes billed by the Infinite division was approximately 105.2 million for the year ended September 30, 2011, as compared to approximately 89.6 million minutes billed for the prior fiscal year. However, the average revenue per minute was approximately 7.3 cents for the year ended September 30, 2011, as compared to approximately 7.7 cents for the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

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

We expect the above trend to continue and accordingly we expect the fiscal 2012 revenues of the Audio and Web Conferencing Services Group, as well as its Infinite division, to exceed the respective fiscal 2011 amounts for the year as a whole, although this cannot be assured.

Digital Media Services Group revenues were approximately $8.1 million for the year ended September 30, 2011, an increase of approximately $262,000 (3.3%) from the prior fiscal year, due to an increase in webcasting division revenues.

Webcasting revenues increased by approximately $348,000 (6.1%) for the year ended September 30, 2011 as compared to the prior fiscal year. This was primarily due to increased revenues from providing webcasting services to the following governmental entities: the State of California, the California State Department of Technology Services (DTS), the California State Board of Equalization (BOE), the United States Nuclear Regulatory Commission (NRC) and the Internal Revenue Service (IRS). We recognized aggregate revenues from these contracts of approximately $727,000 and $509,000 for the years ended September 30, 2011 and 2010, respectively, representing an increase of $218,000, or approximately 42.8%. Our financial statements for these periods include revenues from providing webcasting services to other governmental entities not publicly announced by us and therefore not listed above.

The average revenue per webcast event of approximately $855 for the year ended September 30, 2011 was approximately $69, or 8.8%, higher than the prior fiscal year. However, we produced approximately 7,300 webcasts during the year ended September 30, 2011, an decrease of approximately 170 webcasts as compared to the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

We expect the above trend to continue and accordingly we expect the fiscal 2012 revenues of the Digital Media Services Group, as well as its Webcasting division, to exceed the respective fiscal 2011 amounts for the year as a whole, although this cannot be assured.

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

The first MP365 site was launched in July 2010. There are currently ten active MP365 promoter sites and we have signed MP365 promoter contracts for another 22 marketplaces (which does not include promoter contracts signed but then later cancelled by us for non-performance). Although we expect several of these 22 marketplaces to eventually launch and become active, some of these promoters have done little or no site development activity to date and thus may not ultimately launch an active marketplace. In general, the promoter of an active marketplace is expected to pay us a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace. However, special pricing and payment terms have been granted to MP365 promoters during the current initial stage of introducing the MP365 platform, and may continue to be granted. The attainment of any revenue from a MP365 marketplace or promoter contract is subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured. We expect to eventually recognize additional revenue beyond exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing.

Consolidated gross margin was approximately $11.8 million for the year ended September 30, 2011, an increase of approximately $652,000 (5.9%) from the prior fiscal year. This increase was primarily due to approximately $308,000 additional gross margin from the Infinite division of the Audio and Web Conferencing Services Group, corresponding to an approximately $764,000 increase in Infinite division revenues. The $652,000 increase in consolidated gross margin also included approximately $249,000 additional gross margin from the Webcasting division of the Digital Media Services Group, corresponding to an approximately $348,000 increase in Webcasting division revenues.

Our consolidated gross margin percentage was 66.5% for the year ended September 30, 2011, versus 66.6% for the prior fiscal year.

Consistent with our expectations that the fiscal 2012 revenues of both the Audio and Web Conferencing Services Group and the Digital Media Services Group will exceed the respective corresponding fiscal 2011 amounts for the year as a whole, as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2012 to exceed the corresponding fiscal 2011 amount, although this cannot be assured. Consolidated gross margin for fiscal year 2012 may exceed the corresponding fiscal 2011 amount as a percentage of the corresponding revenues, although this also cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $16.0 million for the year ended September 30, 2011, a decrease of approximately $3.1 million (16.4%) from the prior fiscal year, primarily due to a $4.7 million non-cash charge for the impairment of goodwill and other intangible assets in the prior fiscal year, versus a $1.7 million charge in the current fiscal year. We accelerated the annual valuation of our goodwill and intangible assets that was originally scheduled for the first quarter of fiscal 2011 to the fourth quarter of fiscal 2010, and as a result of that there were two valuations during fiscal 2010 for which we included an aggregate of $4.7 million in charges in our results for the year ended September 30, 2010. During fiscal 2011, we performed only one annual valuation of our goodwill and intangible assets, for which we included a $1.7 million charge in our results for the year ended September 30, 2011, which was $3.0 million less than the $4.7 million of such charges recorded in the prior fiscal year.

The decrease in depreciation and amortization expense for the year ended September 30, 2011 of approximately $434,000 was 22.6% of that expense for the prior fiscal year. This decrease was due to (i) an approximately $330,000 reduction of depreciation expense related to certain equipment and purchased software reaching the end of the useful lives assigned to them for book depreciation purposes, (ii) an approximately $111,000 reduction of amortization expense related to certain intangible assets as a result of the impairment losses we recorded during the year ended September 30, 2010, which were recorded as a reduction of the historical depreciable cost basis of those assets as of those dates, as well as certain intangible assets reaching the end of the lives assigned to them for book amortization purposes and (iii) an approximately $115,000 reduction of depreciation expense related to the DMSP as a result of certain DMSP components reaching the end of the useful lives assigned to them for book depreciation purposes. These decreases were partially offset by an approximately $122,000 increase in depreciation expense for internally developed software, including iEncode and MP365, recently placed into service.

The approximately $285,000 increase in general and administrative expenses for the year ended September 30, 2011 was related to an approximately $378,000, or 4.6%, increase in compensation expense as compared to the prior fiscal year. However, during March and April 2011, we reduced our compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and by another approximately $25,000 for the fourth quarter of fiscal 2011, with such savings continuing thereafter. Furthermore, during October and November 2011, we took actions which we expect will reduce our compensation, cost of sales and other expenses by approximately $140,000 for the first quarter of fiscal 2012 and by another approximately $35,000 for the second quarter of fiscal 2012, with such savings continuing thereafter.

Excluding the impact, if any, arising from fiscal 2012 goodwill impairment charges as compared to those costs in fiscal 2011, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for fiscal year 2012 to be less than the corresponding fiscal 2011 amount for the year as a whole, although this cannot be assured.

Other Expense

Other expense of approximately $941,000 for the year ended September 30, 2011 represented an approximately $284,000 (23.2%) decrease as compared to the prior fiscal year. This decrease arose from an approximately $198,000 gain from the adjustment of a derivative liability to fair value and an approximately $106,000 decrease in interest expense.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions)  included in warrants issued by us in September 2010 in connection with the LPC Purchase Agreement and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were initially reflected as a non-current liability of approximately $386,000 on our September 30, 2010 consolidated balance sheet. However, since the fair value of this liability was approximately $188,000 as of September 30, 2011, an adjustment for the approximately $198,000 decrease in that liability’s carrying value on our balance sheet was reflected as other income in our consolidated statement of operations for the year ended September 30, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

The approximately $106,000 decrease in interest expense for the year ended September 30, 2011, as compared to the prior year, was attributable to approximately $313,000 greater interest expense in the prior year on borrowings aggregating $1.0 million during fiscal 2010 ($250,000 under the Greenberg Note in January 2010, $500,000 under the Wilmington Notes in February 2010 and $250,000 under the Lehmann Note in May 2010). Those borrowings had effective interest rates ranging from 50.7% to 83.9% per annum, with a weighted average rate of 73.9% per annum and a substantial portion was fully repaid on October 1, 2010 with the balance repaid in January 2011. This $313,000 decrease in interest was partially offset by an approximately $167,000 increase in interest expense recognized for the Equipment Notes for the year ended September 30, 2011, as compared to the prior year, which in turn was primarily the result of our issuance of an aggregate of 513,889 common shares for the conversion of $550,000 of the principal outstanding under the Equipment Notes. The aggregate market value of these shares at the times of their respective issuances exceeded the carrying value of the related Equipment Notes by approximately $218,000, which excess was recognized as non-cash interest expense for the year ended September 30, 2011.

In January 2012, as part of a transaction under which J&C Resources issued a Funding Letter whereby they would lend us $550,000 under certain conditions through December 31, 2012, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares. CCJ will receive these shares upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. Based on the estimated shortfall plus (i) the increased value, resulting from this decreased conversion rate, of the underlying common stock related to a second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of the issuance of additional warrants and a lower conversion price on all warrants held by Lincoln Park Capital arising from anti-dilution provisions in those warrants, we estimate that the total cost of this Funding Letter will be approximately $118,000, which we will recognize as expense over a one year period commencing January 2012.

Liquidity and Capital Resources

Our financial statements for the year ended September 30, 2011 reflect a net loss of approximately $5.2 million and cash provided by operating activities for that period of approximately $35,000. Although we had cash of approximately $291,000 at September 30, 2011, our working capital was a deficit of approximately $1.7 million at that date.

During the year ended September 30, 2011, we obtained financing primarily from the sale of our common stock under the terms of the LPC Purchase Agreement, discussed in more detail below and which resulted in net cash proceeds of approximately $1.4 million during the period. Amounts outstanding under certain convertible debentures (excluding the convertible portion of the Rockridge note) decreased by approximately $1.4 million during the period, as a result of approximately $502,000 in aggregate cash repayments plus issuance of common shares for the balance, as discussed in more detail below. The amount outstanding under the Rockridge Note (including the convertible portion) decreased by approximately $289,000 as a result of monthly installments of principal and interest paid by us during the period. The amount outstanding under the Line, which is subject to the amount and aging of our accounts receivable, decreased by approximately $111,000 as a result of the excess of the principal repayments required during the period over our borrowings.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares. On September 24, 2010, we received approximately $824,000 net proceeds (after deducting fees and out-of-pocket costs incurred by us) related to our issuance to LPC under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). During the year ended September 30, 2011, we sold an additional 1,530,000 shares of our common stock to LPC under that Purchase Agreement for net proceeds of approximately $1.4 million. LPC has also committed to purchase, at our sole discretion, up to an additional 1.8 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement.

There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC was on August 30, 2011. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since September 30, 2011 and although the closing market price was $0.75 per share on January 6, 2012, the lowest sales price on that date was $0.65 per share. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

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

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $1.2 million at September 30, 2011. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly installments of $41,409 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (allowing for a $500,000 balloon payable at the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. Upon notice from Rockridge at any time and from time to time prior to the Maturity Date, all or part of the outstanding principal amount  of the Rockridge Note may be converted into a number of restricted shares of ONSM common stock. These conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.

The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 366,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share. We have recorded no accrual for this matter on our financial statements as of September 30, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.75 per share on January 6, 2012 was used as a basis of calculation, the required payment would be approximately $75,000.

The effective interest rate of the Rockridge Note is approximately 28.0% per annum. This rate excludes the potential effect of a premium to market prices if any portion of the principal is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement or the Amendment, as applicable.

Although the expiration of the Line was December 28, 2011, we and the Lender have been actively working together to complete the documentation for the renewal of that Line and on January 9, 2012 we received a letter from the Lender confirming that they will be renewing the Line through December 27, 2013 in accordance with terms materially equivalent to, and in some cases more favorable than, than the previous Line. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2011.

The maximum allowable borrowing amount under the Line is now $2.0 million, subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.6 million as of January 6, 2012) bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. In addition, from March 16, 2011 through May 16, 2011, we paid additional interest related to the Lender’s waiver of a debt covenant, as discussed in more detail below. The outstanding principal under the Line may be repaid at any time, and the term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. The Lender waived the Covenant requirement for the December 31, 2010 quarter, but charged us additional interest of 3% per annum from the March 16, 2011 waiver date through May 16, 2011, when we demonstrated that we were in compliance with the Covenant for the March 31, 2011 quarter. We were also in compliance with this Covenant for the June 30 and September 30, 2011 quarters.

We are obligated under convertible Equipment Notes with a current outstanding principal balance of $385,000. These Equipment Notes are collateralized by specifically designated software and equipment owned by us, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Effective October 1, 2011 a portion of these Equipment Notes in the aggregate amount of $350,000 were amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the holders’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the new maturity date. These Equipment Notes were assigned by the previous holders to three accredited entities in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment.

The remaining $35,000 outstanding under the Equipment Notes was not amended to provide for a maturity date other than the original date of June 3, 2011 and remains unpaid, pending the conclusion of certain administrative matters with the holder. This note is convertible to our common shares using a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share.

Interest on the Equipment Notes is 12% per annum, payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The following interest payments were made by the issuance of shares during fiscal 2011 and fiscal 2012 to date:

Share issuance date	Number of unregistered common shares	Interest period	Interest if paid in cash	Fair value of shares at issuance
December 2, 2010	76,769	May - October 2010	$60,493	$71,395
April 28, 2011	28,810	Nov 2010 – March 2011	$24,986	$50,129
July 21, 2011	5,233	Nov 2010 – June 2011	$ 6,279	$ 5,076
October 11, 2011	51,531	Nov 2010 – Sept 2011	$48,883	$38,648

Certain 2011 amendments to the Equipment Notes resulted in a minimum conversion rate of $1.20 per common share for the July 21, and a portion of the October 11, interest payments.

We are obligated under an unsecured subordinated note payable note (the “CCJ Note”) issued to CCJ Trust (“CCJ”), with an outstanding balance of $100,000. The CCJ Note, with an initial balance of $200,000, originally bore interest at 8% per annum and was payable in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity (the “CCJ Note”) although none of those payments were made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 restricted common shares. An additional $10,000 principal was paid in cash in January 2012. The remaining principal balance of this note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation).

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

In January 2012, as part of a transaction under which J&C Resources issued a Funding Letter whereby they would lend us $550,000 under certain conditions through December 31, 2012, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ will receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. We currently estimate this shortfall to be $84,000, which we will pay in monthly installments over a one year period commencing January 31, 2012.

Projected capital expenditures for the twelve months ending September 30, 2012 total approximately $900,000, which includes software and hardware upgrades to the DMSP, the webcasting system (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the MarketPlace365 platform. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

During March and April 2011, we reduced our compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and by another approximately $25,000 for the fourth quarter of fiscal 2011, with such savings continuing thereafter. During October and November 2011, we took actions which we expect will reduce our compensation, cost of sales and other expenses by approximately $140,000 for the first quarter of fiscal 2012 and by another approximately $35,000 for the second quarter of fiscal 2012, with such savings continuing thereafter. Based on our results for the year ended September 30, 2011, and these expected expense reductions, we estimate that future revenues at existing levels would adequately fund all but approximately $515,000 of our anticipated ongoing cash expenditures through September 30, 2012.

If we achieve future revenue in excess of the levels experienced in fiscal 2011 and the first quarter of fiscal 2012 to date, or if any of the holders of the Equipment Notes, the Rockridge Note or the CCJ Note elect to convert a portion of the existing debt to equity as allowed for under the terms, the cash shortfall could be less than this $515,000. However, if we do not maintain the current revenue level, or if our ongoing cash expenditures are higher than anticipated, the cash shortfall could be greater than this $515,000.

We have implemented and continue to implement specific actions geared towards achieving revenue in excess of the levels experienced in fiscal 2011 and the first quarter of fiscal 2012 to date. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2012. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares, and 1.6 million common shares (including those issuable upon conversion of the preferred shares we sold to them) were included in a prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. The Purchase Agreement was amended in April 2011 to increase the number of common shares that LPC agreed to purchase (at our option) and an additional 2.5 million common shares were included in a second prospectus supplement filed by us with the SEC in connection with a takedown under the Shelf Registration. LPC is committed to purchase, at our sole discretion, up to an additional 1.8 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since September 30, 2011 and although the closing market price was $0.75 per share on January 6, 2012, the lowest sales price on that date was $0.65 per share. Accordingly, there is no assurance that we will sell additional shares to LPC under the Purchase Agreement or that we will sell additional shares under the Shelf Registration, or if we do make such sales what the timing or proceeds will be. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval, which in the case of LPC has been obtained but would need to be requested with respect to any other purchaser.

On January 10, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2012, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2013 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, this Funding Letter will be terminated.

We have incurred losses since our inception, and have an accumulated deficit of approximately $128.8 million as of September 30, 2011. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 products and services as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

As long as our cash flow from sales remains insufficient to completely fund operating expenses, financing costs and capital expenditures, we will continue depleting our cash and other financial resources. Other than working capital which may become available to us from further borrowing or sales of equity (including but not limited to proceeds from the Line, the LPC Purchase Agreement, Shelf Registration or Funding Letter, as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity under the LPC Purchase Agreement, the Shelf Registration or otherwise and/or that we will be able to borrow further funds under the Line, the Funding Letter or otherwise and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow.

Cash provided by operating activities was approximately $35,000 for the year ended September 30, 2011, as compared to approximately $197,000 used in operations for the prior fiscal year. The $35,000 reflects our net loss of approximately $5.2 million, reduced by approximately $5.2 million of non-cash expenses included in that loss and increased by approximately $312,000 of non-cash income included in that loss and by approximately $236,000 arising from a net increase in non-cash working capital items during the period. The net increase in non-cash working capital items for the year ended September 30, 2011 is primarily due to an approximately $445,000 decrease in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $218,000 decrease in accounts receivable. This compares to a net decrease in non-cash working capital items of approximately $14,000 for the prior fiscal year. The primary non-cash expenses included in our loss for the year ended September 30, 2011 were an approximately $1.7 million impairment loss on goodwill and other intangible assets, approximately $1.5 million of depreciation and amortization and approximately $1.2 million of employee compensation expenses paid with options and other equity. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $1.0 million for the year ended September 30, 2011 as compared to approximately $1.3 million for the prior fiscal year. Current and prior period investing activities related primarily to the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $452,000 for the year ended September 30, 2011 as compared to approximately $1.8 million for the prior fiscal year. Current year financing activities primarily related to proceeds from the sale of common stock and proceeds from notes payable, partially offset by repayments of notes and leases payable and convertible debentures.  Prior year financing activities primarily related to net proceeds from notes payable and convertible debentures, net of repayments.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and our significant accounting policies are described in Note 1 to those statements.  The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.  Our assumptions are based on historical experiences and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are most important to the management’s most subjective judgments. Our most critical accounting policies and estimates are described below.

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $11.5 million at September 30, 2011, representing approximately 65% of our total assets and approximately 101% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2011 includes approximately $2.2 million (net of depreciation) related to the capitalized development costs of the DMSP, MP365 and iEncode platforms, representing approximately 12% of our total assets and approximately 19% of the book value of shareholder equity.

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

In accordance with the Intangibles – Goodwill and Other topic of the ASC, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment and is tested using a two step process. However, during our fourth fiscal quarter ended September 30, 2011, we elected early adoption of the provisions of a recent ASC update to the above accounting standards that allow us to forego the two step testing process, based on certain qualitative evaluation.

In the event that after qualitative evaluation the two step process is still required, the first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. If our market capitalization, after appropriate adjustments for control premium and other considerations, is determined to be less than our net book value (i.e., stockholders’ equity as reflected in our financial statements), that condition might indicate an impairment requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2012 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

ITEM 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Our financial statements are contained in pages F-1 through F-56, which appear at the end of this annual report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 See Item 14.

ITEM 9A (T).      CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective.

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

As required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer and was based on the criteria set forth in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the operating effectiveness of controls. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's internal control over financial reporting is effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name	Age	Position

Randy S. Selman	55	Chairman of the Board, President and Chief Executive Officer
Alan M. Saperstein	52	Director and Chief Operating Officer
Robert E. Tomlinson	54	Senior Vice President and Chief Financial Officer
Clifford Friedland	60	Director and Senior Vice President Business Development
David Glassman	60	Senior Vice President and Chief Marketing Officer
Charles C. Johnston (1)(2)(3)	76	Director
Carl L. Silva (1)(2)(3)(4)	48	Director
Leon Nowalsky (2)(3)	50	Director
Robert D. (“RD”) Whitney (1)	42	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Governance and Nominating Committee.
(4)	Member of the Finance Committee.

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

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Selman should currently serve as a director, in light of our business and structure, are as follows: executive management, sales and software development industry experience with SKTC and executive management and public and investor relations experience with Onstream.

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

                The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Saperstein should currently serve as a director, in light of our business and structure, are as follows: video and film industry experience with NFL Films and executive management and webcasting and digital media operations experience with Onstream.

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

                Clifford Friedland. Mr. Friedland was re-appointed as a member of our Board of Directors in April 2011. His initial appointment was in December 2004 and he continued as a board member until his resignation from the board in June 2010, although he continued as Senior Vice President, Business Development. Mr. Friedland’s voluntary resignation was to restore our board to the required majority of independent members, following the death of another board member. He served as Chairman, CEO and co-founder of Acquired Onstream from June 2001 until joining our company. Mr. Friedland was Vice President of Business Development and co-founder of TelePlace, Inc., a developer and owner of Internet data centers and central offices from December 1999 to May 2001. Mr. Friedland was co-founder, Chairman and co-CEO of Long Distance International, Inc., one of the first competitive European telephone operators from May 1993 to December 1999. Mr. Friedland was President of Clifford Friedland Inc., a technology consulting firm, from January 1991 to April 1993. Mr. Friedland was a Director and co-founder of Action Pay-Per-View, a pay per view cable channel from January 1988 to December 1990. Mr. Friedland was President and co-founder of Long Distance America, one of the first competitive long distance operators after the breakup of AT&T from June 1984 to December 1987. Mr. Friedland was Vice President and co-founder of United States Satellite Systems, Inc., an FCC licensed builder and operator of geosynchronous communications satellites from April 1981 until December 1983. Mr. Friedland was Director and co-founder of United Satellite Communications, Inc., the world’s first direct-to-home satellite network from April 1981 until May 1984.

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Friedland should currently serve as a director, in light of our business and structure, are as follows: Internet and digital media industry experience (Acquired Onstream, TelePlace, Inc., and Action Pay-Per-View), telecommunications industry experience (Long Distance International, Inc., Long Distance America, United States Satellite Systems, Inc. and United Satellite Communications, Inc.) and executive management experience with Onstream.

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

Carl Silva.  Mr. Silva, who has been a member of our Board of Directors since July 2006, serves on our Audit, Compensation (as Chairman), Governance and Nominating and Finance Committees. Mr. Silva has over 25 years of experience in the telecommunications and high tech industry, and he has held a variety of positions in business development, sales, marketing, software engineering, and systems engineering during this time. During 2011, Mr. Silva cofounded Smalltell and is currently its Chief Technology Officer.  Smalltell focuses on social commerce solutions, such as mobile payment technologies, user-generated content, wireless broadband devices, and nationwide data plans. Prior to Smalltell, Mr. Silva was Chief Scientist and VP of Technology for Nexaira Wireless, Inc. (NXWI.OB), a 3G/4G Router company, starting there in 2008. Prior to this Mr. Silva was CEO of Conigen Business Systems, Inc. (NASDAQ: CNGW), a managed service provider for small to mid-size businesses for Voice over IP and high speed Internet. In May 2003, Mr. Silva started Anza Borrego Partners (ABP) as a management consulting firm designed to support entrepreneurs in the growth of their businesses.  Mr. Silva was Senior Vice-President for SAIC’s Converged Network Professional services organization from July 1998 to May 2003.  From September 1994 to June 1998, he was with Telcordia Technologies (formerly Bell Communications Research, or Bellcore), where he implemented the first VoIP softswitch in the cable industry.

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

Robert D. (“RD”) Whitney.  Mr. Whitney was appointed a member of our Board of Directors in April 2011 and serves on our Audit Committee. Mr. Whitney has been a partner since January 2011 with Greenhaven Partners (“Greenhaven”), a private-equity firm focusing on investments in specialty information and digital media oriented businesses, and in connection with that role is Chief Operating Officer of three Greenhaven owned entities - Management Networks, LLC (including the Institute of Finance and Management), Chief Executive Group, LLC and Exchange Networks, LLC (a MarketPlace365 promoter). From 2008 through 2010, Mr. Whitney was CEO of the online media division of the Tarsus Group, PLC, a London-based B2B conference and event producer (TRS.L) and in this position he was also associated with Onstream in various roles during the development and commercial introduction phases of MarketPlace365. From 1997 through 2005, and again in 2006 through 2008, he served in various roles (including Vice President of Operations and General Manager) with Kennedy Information, a firm specializing in delivering market intelligence through multiple media. During this time, Mr. Whitney was instrumental in the sale of Kennedy Information to its current parent company, BNA, which is the largest independent publisher of information and analysis products for professionals in business and government. He also has held positions at Kluwer Law International (a division of Wolters Kluwer), the Thompson Publishing Group, Yankee Publishing, Vicon Publishing and Connell Communications (a division of IDG). Mr. Whitney holds an MBA from Fitchburg State College and a BS from Bentley University.

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Whitney should currently serve as a director, in light of our business and structure, are as follows: over 20 years management-level experience in marketing and publishing (including Tarsus Group and Kennedy Information) as well as extensive experience in creating strategy for both B2B and B2C marketplaces and in management of major conferences, executive forums, and events (Tarsus Group), all of which we believe will provide valuable insight with respect to the proper focus of our development and sales efforts with respect to MarketPlace365 and our other products.

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

Rule 5605(b)(1) of the NASDAQ Listing Rules to which we are subject requires that a majority of the members of our board of directors are independent as defined in Rule 5605((a)(2) of the NASDAQ Listing Rules. Our Board of Directors has determined that the following directors satisfy the independence requirements of the NASDAQ Listing Rules: Charles Johnston, Carl Silva, Leon Nowalsky and Robert D. (“RD”) Whitney.

Expansion of our Board of Directors

 Our bylaws provide that the number of directors shall be no less than two and no more than nine. Our Board of Directors currently consists of seven directors.

Director Compensation Table

                The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2011:

	FEES EARNED OR PAID IN CASH	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION	ALL OTHER COMPENSATION	TOTAL COMPENSATION
NAME	($) (1)	($)	($) (4)	($)	EARNINGS ($)	($)	($)
Charles C. Johnston (5) (6)	$15,000	30,000 (2)	20,420 (3)	-0-	-0-	-0-	$65,420
Carl L. Silva (5)	$15,000	-0-	20,420 (3)	-0-	-0-	-0-	$35,420
Leon Nowalsky (5)	$15,000	-0-	20,420 (3)	-0-	-0-	-0-	$35,420
Robert D. Whitney (5)	$ 6,799	-0-	21,081 (3)	-0-	-0-	-0-	$27,880

1)         Directors who are not our employees received $3,750 per quarter as compensation for serving on the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings. Mr. Whitney was appointed as a director on April 18, 2011 and his services as a director were paid for effective with that date.

2)         From time to time we issue the members of our Board of Directors shares of our common stock as compensation for their services as directors. In June 2011, pursuant to approval by our Board of Directors, we issued 30,519 restricted Plan shares our common stock to Mr. Johnston as compensation for services to be rendered by him for the fiscal year ended September 30, 2011, in connection with his position as Chairman of Onstream's Audit Committee. These shares were valued at $0.98 per share, the fair market value at the date of the approval. No other shares were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2011.

3)         From time to time we issue the members of our Board of Directors options to purchase shares of our common stock as compensation for their services as directors.

On January 14, 2011 our Compensation Committee, as part of a company-wide grant, awarded 25,000 four-year Plan options to each member of our Board of Directors at that time, which options vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. As a result of this issuance, we are recognizing aggregate non-cash compensation expense of approximately $61,260 ($20,420 each) as compensation in the above table, which represents the full valuation of the related options using the Black-Scholes model. For book purposes, the expense will be recognized over a two year period commencing on the grant date. Options to purchase another 25,000 common shares were approved for issuance to each of these individuals by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

On June 13, 2011 we granted immediately exercisable four-year Plan options to purchase 25,000 shares of our common stock with an exercise price of $1.00 per share (above fair market value on the date of issuance) to Mr. Whitney upon his initial appointment to our Board of Directors. As a result of this issuance, we are recognizing aggregate non-cash compensation expense of approximately $21,081 as compensation in the above table, which represents the full valuation of the related options using the Black-Scholes model. For book purposes, the expense will be recognized over a one year period commencing on the grant date.

No other options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2011.

4)         In addition to the options to purchase 100,000 common shares issued during the fiscal year ended September 30, 2011 and held by various Board members as discussed above, options granted in previous years were still held as of September 30, 2011 by members of our Board of Directors (excluding those who are Named Executive Officers), as follows:

Mr. Johnston holds immediately exercisable five-year Plan options to purchase 16,667 shares of our common stock with an exercise price of $9.42 per share (above fair market value on the date of issuance), issued to him in August and December 2009.

Mr. Nowalsky holds immediately exercisable four-year Plan options to purchase 8,333 shares of our common stock with an exercise price of $6.00 per share (above fair market value on the date of issuance), granted to him in December 2007 to upon his initial appointment to our Board of Directors.

5)         In addition to the allocation of a percentage of the Company Sale Price to the Executives, as discussed in Item 11 - Executive Compensation below, on August 11, 2009 our Compensation Committee determined that an additional two percent (2.0%) of the Company Sale Price would be allocated, on the same terms, to the then four outside members of our Board of Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee. On June 5, 2010, one of the four outside Directors passed away and on April 18, 2011, Mr. Whitney was appointed to fill that outside director seat. The status of this item, both with respect to the deceased outside director and/or the new outside director, has not been further addressed by the Compensation Committee to date.

6)         The above table excludes compensation to Mr. Johnston and/or certain entities affiliated with Mr. Johnston related to financing activities – see Item 13 – Certain Relationships and Related Transactions, and Director Independence.

Board of Directors Meetings and Committees

The Board of Directors meets regularly (in-person and/or by telephone conference) during the year to review matters affecting us and to act on matters requiring Board approval and it also holds special meetings whenever circumstances require. In addition, it may act by written consent. During the fiscal year ended September 30, 2011, there were five meetings of the Board, and the Board took action eighteen times by written consent. The Board of Directors has four standing committees as discussed below and may, from time to time, establish additional committees.

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

The Audit Committee is presently composed of Messrs. Johnston (chairman), Silva and Whitney. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market and they are “audit committee financial experts” within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met (in-person and/or by telephone conference) four times in fiscal 2011.

Compensation Committee

The Compensation Committee establishes and administers our executive and director compensation practices and policies, including the review of the individual elements of total compensation for executive officers and directors and recommendation of adjustments to the Board of Directors.  In addition, the Compensation Committee administers our 1996 Stock Option Plan and our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to executives and directors (as well as all other employees) and the terms and conditions of which they are granted and  recommends plans and plan amendments to the Board.  The Compensation Committee is presently composed of Messrs. Silva (chairman), Johnston and Nowalsky. The Compensation Committee met (in-person and/or by telephone conference) one time in fiscal 2011.

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

                Mr.  Silva is currently the sole member of the Finance Committee. The Finance Committee met in fiscal 2011 in conjunction with meetings of the full Board of Directors.

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

                The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman), Johnston and Silva, who are each "independent" as independence for nominating committee members is defined within the NASDAQ Listing Rules. The Governance and Nominating Committee met (in-person and/or by telephone conference) two times in fiscal 2011.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2011 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2011, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2011, other than indicated below.

Randy Selman, our CEO and Chairman of the Board, Alan Saperstein, our COO and one of our directors, Robert Tomlinson, our CFO, Clifford Friedland, our Senior Vice President Business Development and one of our directors and David Glassman, our Senior Vice President and Chief Marketing Officer, have not filed a Form 4 on a timely basis related to 90,000 options granted each of them on January 14, 2011 (See Item 11 – Executive Compensation). Messrs. Selman, Saperstein, Tomlinson, Friedland and Glassman have represented to us that they will file these forms as soon as practicable.

Charles Johnston, Carl Silva and Leon Nowalsky, directors, have not filed a Form 4 on a timely basis related to 25,000 options granted each of them on January 14, 2011 (See Item 10 – Director Compensation table). Messrs. Johnston, Silva and Nowalsky have represented to us that they will file these forms as soon as practicable.

Robert D. (“RD”) Whitney, director, has not filed a Form 4 on a timely basis related to 25,000 options granted to him on June 13, 2011 (See Item 10 – Director Compensation table). Mr. Whitney has represented to us that he will file this form as soon as practicable.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

                The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”):

Total compensation as presented in the following table includes cash and non-cash elements. The most significant non-cash element is the value assigned to options based on the Black-Scholes model, and those options as discussed in footnotes 11, 12 and 13 below had strike prices that significantly exceeded the market value of our shares as of September 30, 2011 and 2010, respectively and thus at those dates were what is commonly described as “under water”. The options discussed in footnote 12 below were also unvested and thus not available to be exercised at that date. The shares discussed in footnote 12 below are prohibited to be traded until all restrictions are removed by the Board. See footnote 15 below for a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2011 and 2010:

SUMMARY COMPENSATION TABLE

				STOCK	OPTION	ALL OTHER	TOTAL
NAME AND	FISCAL		BONUS	AWARDS	AWARDS	COMPENSATION	COMPENSATION
PRINCIPAL POSITION	YEAR	SALARY ($)	($)	($)	($)	($) (14)	($)(15)

Randy S. Selman	2011	$271,751 (12)	-0-	-0-	$111,255 (11) (12)	$52,789 (1)	$435,795
President, Chief	2010	$271,751 (12)	-0-	-0-	$ 45,736 (13)	$55,760 (2)	$373,247
Executive Officer and Director

Alan Saperstein	2011	$247,047 (12)	-0-	-0-	$107,824 (11) (12)	$53,892(3)	$408,763
Chief Operating	2010	$247,047 (12)	-0-	-0-	$ 45,736 (13)	$59,660 (4)	$352,443
Officer and Director

Robert Tomlinson	2011	$230,667 (12)	-0-	$32,037 (12)	$ 73,512 (11)	$56,775 (5)	$392,991
Chief Financial Officer	2010	$230,667 (12)	-0-	-0-	-0-	$61,601 (6)	$292,268

Clifford Friedland	2011	$219,536 (12)	-0-	-0-	$104,003 (11) (12)	$57,586 (7)	$381,125
Senior VP - Busi-	2010	$219,536 (12)	-0-	-0-	-0-	$61,552 (8)	$281,088
ness Development
and Director

David Glassman	2011	$219,536 (12)	-0-	-0-	$104,003 (11) (12)	$52,698(9)	$376,237
Senior VP - Marketing	2010	$219,536 (12)	-0-	-0-	-0-	$55,783 (10)	$275,319

(1)                 Includes $14,392 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,397 for retirement savings and 401(k) match.

(2)                 Includes $17,452 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,308 for retirement savings and 401(k) match.

(3)                 Includes $18,892 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(4)                 Includes $24,660 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(5)                 Includes $18,892 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,883 for retirement savings and 401(k) match.

(6)                 Includes $23,718 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,883 for retirement savings and 401(k) match.

(7)                 Includes $18,892 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,694 for retirement savings and 401(k) match.

(8)                 Includes $23,718 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,834 for retirement savings and 401(k) match.

(9)                 Includes $14,009 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,689 for retirement savings and 401(k) match.

(10)             Includes $16,552 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $22,231 for retirement savings and 401(k) match.

(11)             On January 14, 2011 our Compensation Committee, as part of a company-wide grant, awarded 90,000 four-year Plan options to each of our Named Executive Officers, which options vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. However, the quoted market value of an ONSM share was $0.73 per share as of September 30, 2011. As a result of this issuance, we are recognizing aggregate non-cash compensation expense of approximately $367,560 ($73,512 each) as compensation in the above table, which represents the full valuation of the related options using the Black-Scholes model. For book purposes, the expense will be recognized over a two year period commencing on the grant date.

(12)             Effective October 1, 2009, a significant portion of our workforce, including the Named Executive Officers, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Named Executive Officers and the contractually scheduled September 28, 2010 and 2011 raises were not given effect, no adjustment was made to the terms of their related employment agreements, as set forth below, to reflect these matters. Based on approval by our Compensation Committee effective September 29, 2011, an aggregate of 41,073 restricted common Plan shares and four-year Plan options to purchase an aggregate of 266,074 common shares for $0.97 per share (in excess of fair market value on the date of the grant) were issued to the Named Executive Officers as partial consideration for this withheld compensation and are reflected as non-cash compensation in the above table, in the aggregate amount of $165,074. The common shares are prohibited from trading unless all restrictions are removed by the Board and the options are as of now unvested. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our September 30, 2011 balance sheet pertains to the unresolved contractual obligations through that date, to the extent not addressed by the issuance of restricted shares and options discussed above. However, this will not be reflected as compensation in the above table until and unless additional payments are made to the Named Executive Officers in settlement of those amounts.

(13)             On December 17, 2009, our Compensation Committee granted 89,916 fully vested five-year Plan Options (44,958 each) to Messrs. Selman and Saperstein in exchange for the cancellation of an equivalent number of fully vested Non Plan Options held by them and expiring in December 2009, with no change in the $9.42 exercise price, which was in excess of the market value of an ONSM share as of the grant date. Furthermore, the quoted market value of an ONSM share was $0.73  and $1.04 per share as of September 30, 2011 and 2010, respectively. As a result of this cancellation and the corresponding issuance, we recognized non-cash compensation expense of approximately $91,472 ($45,736 each) for the year ended September 30, 2010, which represented the full valuation of the related options using the Black-Scholes model.

(14)             The Named Executive Officers did not receive non-equity incentive plan compensation or compensation from changes in pension value and nonqualified deferred compensation earnings during the periods covered by the above table.

(15)             Below is a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2011 and 2010:

For the year ended September 30, 2011:
	Cash Compensation	Non-Cash Compensation
Randy S. Selman	$324,540	$111,255
Alan Saperstein	$300,939	$107,824
Robert Tomlinson	$287,442	$105,549
Clifford Friedland	$277,122	$104,003
David Glassman	$272,234	$104,003

For the year ended September 30, 2010:
	Cash Compensation	Non-Cash Compensation
Randy S. Selman	$327,511	$45,736
Alan Saperstein	$306,707	$45,736
Robert Tomlinson	$292,268	$-
Clifford Friedland	$281,088	$-
David Glassman	$275,319	$-

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

Outstanding Equity Awards at Fiscal Year-End Table

                The following table sets forth certain information regarding stock options held as of September 30, 2011 by the Named Executive Officers. There were no outstanding stock awards held by them as of that date:

	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)		EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)
NAME	EXERCISABLE	UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Randy Selman (3)		90,000 (1)		$1.23	1/14/2015
		75,486 (2)		$0.97	9/29/2015
	44,958			$9.42	12/17/2014
	30,042			$9.42	8/11/2014
	66,667			$15.00	8/11/2014
	66,667			$10.38	9/28/2012– 9/28/2015
	4,583			$10.38	12/31/2011–6/30/2013
Alan Saperstein (3)		90,000 (1)		$1.23	1/14/2015
		68,424 (2)		$0.97	9/29/2015
	44,958			$9.42	12/17/2014
	30,042			$9.42	8/11/2014
	66,667			$15.00	8/11/2014
	66,667			$10.38	9/28/2012– 9/28/2015
	4,583			$10.38	12/31/2011–6/30/2013
Robert Tomlinson (3)		90,000 (1)		$1.23	1/14/2015
	25,000			$7.26	8/11/2014
	66,667			$10.38	9/28/2012– 9/28/2015
	4,583			$10.38	12/31/2011–6/30/2013
Cliff Friedland (3)		90,000 (1)		$1.23	1/14/2015
		60,982 (2)		$0.97	9/29/2015
	66,667			$10.38	9/28/2012– 9/28/2015
	4,583			$10.38	12/31/2011–6/30/2013
	14,810			$20.26	7/1/2012
David Glassman (3)		90,000 (1)		$1.23	1/14/2015
		60,982 (2)		$0.97	9/29/2015
	66,667			$10.38	9/28/2012– 9/28/2015
	4,583			$10.38	12/31/2011–6/30/2013
	14,810			$20.26	7/1/2012

(1)     These options are discussed in footnote 11 to the table presented in Item 11 - Executive Compensation. The options presented exclude additional Plan options to purchase 90,000 common shares approved for issuance to each of the Named Executive Officers by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

(2)     These options are discussed in footnote 12 to the table presented in Item 11 - Executive Compensation.

(3)     The executive’s employment agreement provides that under certain circumstances, all options previously granted to the executive will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all taxes for the executive. These conditions are discussed in detail under “Employment Agreements” above.

1996 Stock Option Plan and 2007 Equity Incentive Plan

                On February 9, 1997, our Board of Directors and a majority of our shareholders adopted our 1996 Stock Option Plan (the "1996 Plan"). Pursuant to an amendment to the 1996 Plan ratified by our shareholders on September 13, 2005, we reserved an aggregate of 750,000 shares of common stock for issuance pursuant to options granted under the 1996 Plan ("Plan Options") and 333,333 shares for restricted stock grants (“Stock Grants”) made under the 1996 Plan.  At September 30, 2011, there were unexercised options to purchase 50,000 shares of our common stock outstanding under the 1996 Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $7.26 to $15.00 per share. Since the provisions of the 1996 Plan call for its termination 10 years from the date of its adoption, we may no longer issue additional options or stock grants under the 1996 Plan. However, the termination of the 1996 Plan on February 9, 2007 did not affect the validity of any Plan Options previously granted thereunder.

            On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the Plan were in addition to those already issued under the 1996 Plan, although as discussed above we may no longer issue additional options or stock grants under the 1996 Plan. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. At September 30, 2011, there were unexercised options to purchase 2,164,358 shares of our common stock outstanding under the Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $0.97 to $15.00 per share.

The stated purpose of the 1996 Plan and the Plan (“the Plans”) is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in our company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plans are administered by the Compensation Committee of our Board of Directors (“the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. All other questions relating to the administration of the Plans, and the interpretation of the provisions thereof, are to be resolved at the sole discretion of our Board of Directors or the Committee.

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

                Unless the Plan has been earlier suspended or terminated by the Board of Directors, the Plan shall terminate 10 years from the date of the Plan’s adoption.  Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plans are therefore not ascertainable. On January 6, 2012, the closing price of our common stock as reported on The NASDAQ Capital Market was $0.75 per share.
50

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The following table contains information regarding beneficial ownership of our common stock as of January 6, 2012 held by:

•                     persons who own beneficially more than 5% of our outstanding common stock,

•                     our directors,

•                     named executive officers, and

•                     all of our directors and officers as a group.

                Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from January 6, 2012 upon exercise of options, warrants, convertible securities or other rights to receive our common shares. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, convertible securities or other rights to receive our common shares that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders received from our transfer agent as of January 6, 2012. At that date, approximately 84% of our outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.  Shares held by CEDE & Co. are not reflected in the following table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	259,577	2.1%
Alan M. Saperstein (2)	259,890	2.1%
Clifford Friedland (3)	254,966	2.1%
David Glassman (4)	254,938	2.1%
Robert E. Tomlinson (5)	141,250	1.2%
Charles C. Johnston (6)	137,159	1.2%
Carl L. Silva (7)	12,500	0.1%
Leon Nowalsky (8)	20,833	0.2%
Robert D. (“RD”) Whitney (9)	25,000	0.2%
All directors and officers as a group (nine persons) (10)	1,366,113	10.6%
Austin Lewis (11)	944,758	8.0%

(1)           Includes 1,660 shares of our common stock presently outstanding, options to acquire 45,000 common shares at $1.23 per share that will vest on January 14, 2012, vested options to acquire 75,000 common shares at $9.42 per share, vested options to acquire 71,250 common shares at $10.38 per share and vested options to acquire 66,667 common shares at $15.00 per share. Excludes unvested options to acquire 45,000 common shares at $1.23 per share, unvested options to acquire 75,486 common shares at $0.97 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the  Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (2)          Includes 1,973 shares of our common stock presently outstanding, options to acquire 45,000 common shares at $1.23 per share that will vest on January 14, 2012, vested options to acquire 75,000 common shares at $9.42 per share, vested options to acquire 71,250 common shares at $10.38 per share and vested options to acquire 66,667 common shares at $15.00 per share. Excludes unvested options to acquire 45,000 common shares at $1.23 per share, unvested options to acquire 68,624 common shares at $0.97 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (3)          Includes 74,538 shares of our common stock presently outstanding, 24,684 shares of our common stock held by Titan Trust, 24,684 shares of our common stock held by Dorado Trust, options to acquire 45,000 common shares at $1.23 per share that will vest on January 14, 2012, vested options to acquire 71,250 common shares at $10.38 per share and vested options to acquire 14,810 common shares at $20.26 per share. Excludes unvested options to acquire 45,000 common shares at $1.23 per share, unvested options to acquire 60,982 common shares at $0.97 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

 (4)          Includes 74,510 shares of our common stock presently outstanding, 24,684 shares of our common stock held by JMI Trust, 24,684 shares of our common stock held by Europa Trust, options to acquire 45,000 common shares at $1.23 per share that will vest on January 14, 2012, vested options to acquire 71,250 common shares at $10.38 per share and vested options to acquire 14,810 common shares at $20.26 per share. Excludes unvested options to acquire 45,000 common shares at $1.23 per share, unvested options to acquire 60,982 common shares at $0.97 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

 (5)          Includes options to acquire 45,000 common shares at $1.23 per share that will vest on January 14, 2012, vested options to acquire 25,000 common shares at $7.26 per share and vested options to acquire 71,250 common shares at $10.38 per share. Excludes 41,073 restricted common shares that may not be transacted by Mr. Tomlinson for any reason whatsoever prior to Board approval, which has not been granted, unvested options to acquire 45,000 common shares at $1.23 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (6)          Includes 34,686 shares of our common stock presently outstanding, 73,203 shares of our common stock held by J&C Resources, LLC, 103 shares of our common stock held by Asset Factoring, Ltd., options to acquire 12,500 common shares at $1.23 per share that will vest on January 14, 2012 and vested options to acquire 16,667 Onstream common shares at $9.42 per share. Excludes unvested options to acquire 12,500 common shares at $1.23 per share and options to purchase 25,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued. Mr. Johnston is the control person of J&C Resources, LLC and Asset Factoring, Ltd. and exercises sole voting and dispositive powers over these shares.  Mr. Johnston's holdings exclude our securities owned by CCJ Trust. CCJ Trust is a trust for Mr. Johnston's adult children and he disclaims any beneficial ownership interest in CCJ Trust.

 (7)          Includes options to acquire 12,500 common shares at $1.23 per share that will vest on January 14, 2012. Excludes unvested options to acquire 12,500 common shares at $1.23 per share and options to purchase 25,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (8)          Includes options to acquire 12,500 common shares at $1.23 per share that will vest on January 14, 2012 and vested options to acquire 8,333 Onstream common shares at $6.00 per share. Excludes unvested options to acquire 12,500 common shares at $1.23 per share and options to purchase 25,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (9)          Includes vested options to acquire 25,000 common shares at $1.00 per share.

 (10)        See footnotes (1) through (9) above.

 (11)        Includes 944,758 shares of our common stock presently outstanding. These shares of common stock are as reported on a Form 13G/A filed by Lewis Asset Management on January 5, 2009 and attributing beneficial ownership of 777,508 shares to Lewis Opportunity Fund and beneficial ownership of 167,250 shares to LAM Opportunity Fund, Ltd. These numbers are after adjustment of the reported shares to reflect the 1-for-6 reverse split of our common stock that was effective on April 5, 2010. As of January 6, 2012 Lewis Asset Management has not filed any update to this information and we have not undertaken to request an update from them. Mr. Lewis is the control person and beneficial owner of these entities and exercises sole voting and dispositive powers over these shares.

Mr. Fred Deluca has beneficial ownership of 482,176 shares as of January 6, 2012, issuable upon conversion of a note (the “Rockridge Note”) held by Rockridge Capital Holdings, LLC (“Rockridge”). Mr. Deluca is the control person and beneficial owner of Rockridge and exercises sole voting and dispositive powers over these shares. These 482,176 shares represent approximately 3.9% beneficial ownership, which is less than the 5% threshold for inclusion of Mr. Deluca in the beneficial ownership table above. However, in connection with the transaction giving rise to the Rockridge Note, Rockridge may also receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted Onstream common shares. Based on the 60 day threshold discussed above, these shares are not considered to be beneficially owned by Rockridge or Mr. Deluca as of January 6, 2012. However, if these 366,667 shares were added to the 482,176 which are considered beneficially owned by Mr. Deluca as of that date, the combined total of 848,843 shares would represent 6.7% beneficial ownership.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date, the outstanding balance of the Rockridge Note may be converted into a number of restricted shares of Onstream common stock. The conversion will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for Onstream common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which Onstream common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick DeLuca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us unless such waiver would result in a violation of the NASDAQ shareholder approval rules. The minimum conversion price of $2.40 per share would result in the issuance of 482,176 common shares upon the conversion of the remaining outstanding balance of the Rockridge Note as of January 6, 2012, which was $1,157,223.

Lincoln Park Capital Fund, LLC (“LPC”) has beneficial ownership of 985,090 common shares, comprised of (i) 420,000 shares of our common stock issuable upon conversion of Series A-14 held by it and (ii) 565,090 shares that could be purchased under warrants currently exercisable at approximately $1.91 per share. These 985,090 shares would represent approximately 7.7% beneficial ownership as of January 6, 2012. With respect to the warrants held by LPC, both the exercise price and the number of underlying shares are subject to adjustment in accordance with certain anti-dilution provisions. In January 2012, we agreed to modify the rate with respect to converting Series A-13 Preferred shares to common shares from $2.00 to $1.72 per share. At the time of the first conversion of Series A-13 Preferred shares to common shares, the exercise price of the warrants held by LPC will be adjusted from approximately $1.91 to $1.72 per share and the number of underlying shares will be increased from approximately 565,090 to 627,907, which would increase the LPC beneficial ownership from 7.7% to 8.1%. However, the number of shares of Onstream common stock that can be issued upon the conversion of Series A-14 and/or the exercise of the warrants is limited to the extent necessary to ensure that following the conversion and/or exercise the total number of shares of Onstream common stock beneficially owned by the holder does not exceed 4.999% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%. This 4.999% limitation is less than the 5% threshold for inclusion of LPC in the beneficial ownership table above.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and certain other related assets. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and in December 2009 this amount was again increased to $2.0 million. The outstanding balance bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009 (was prime plus 8% per annum through December 2, 2008 and prime plus 11% from that date through December 28, 2009), payable monthly in arrears. Effective December 28, 2009, we also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. We paid initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year, a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit and a commitment fee of $20,000 in December 2010 related to the continuation of the Line for an additional year. Although the expiration of the Line was December 28, 2011, we and the Lender have been actively working together to complete the documentation for the renewal of that Line and on January 9, 2012 we received a letter from the Lender confirming that they will be renewing the Line through December 27, 2013 in accordance with terms materially equivalent to, and in some cases more favorable than, than the previous Line. An additional commitment fee of one percent (1%) of the maximum allowable borrowing amount will be due for any subsequent annual renewal after December 28, 2011. Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

In April 2009 we borrowed $750,000 from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by Mr. Fred Deluca, one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. In June 2009, we borrowed an additional $250,000 from Rockridge in accordance with the Rockridge Agreement. On September 14, 2009, we entered into Amendment Number 1 to the Agreement (the “Amendment”), as well as an Allonge to the Note (the “Allonge”), which allowed us to borrow up to an additional $1.0 million from Rockridge. We borrowed $500,000 on September 18, 2009 and the remaining $500,000 on October 20, 2009, resulting in cumulative borrowings under the Rockridge Agreement, as amended, of $2.0 million. This transaction is secured by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders and is repayable in equal monthly installments through August 14, 2013, which installments include principal plus interest at 12% per annum. The outstanding principal amount, or portions thereof, are convertible into our common stock (using a minimum conversion price of $2.40 per share) and the Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 366,667 restricted Onstream common shares (the “Shares”) upon not less than sixty-one (61) days written notice to us, which notice has not yet been given. The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements as of September 30, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.75 per share on January 6, 2012 was used as a basis of calculation, the required payment would be approximately $75,000.

On December 29, 2009, we entered into an agreement with CCJ Trust (“CCJ”) whereby accrued interest on a previous $200,000 cash advance through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ. To resolve the payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. This amendment also called for our cash payment of the previously accrued interest in the amount of $16,263 on or before January 31, 2011. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 common shares, leaving a remaining balance outstanding under the CCJ Note of $110,000, of which $10,000 was paid in January 2012.

In conjunction with and in consideration of the December 2009 note transaction, the 35,000 shares of Series A-12 (with a stated value of $10.00 per share and convertible into common at $6.00 per share) held by CCJ at that date were exchanged for 35,000 shares of Series A-13 (with a stated value of $10.00 per share and convertible into common at $3.00 per share) plus four-year warrants for the purchase of 29,167 Onstream common shares at $3.00 per share. In conjunction with and in consideration of January 2011 note transaction entered into by us with CCJ, it was agreed that certain terms of the 35,000 shares of Series A-13 held by CCJ at that date would be modified as follows -  the conversion rate to common shares, as well as the minimum conversion rate for payment of dividends in common shares, will be $2.00 per share, the maturity date will be December 31, 2012 and dividends will be paid quarterly, in cash or, at our option, in unregistered shares. In addition it was agreed that $28,000 in A-13 dividends for calendar 2010 would be immediately paid by issuance of 14,000 unregistered common shares, using the minimum conversion rate of $2.00 per share.

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

On January 4, 2011, we received a funding commitment letter (the “2011 Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2011, aggregate cash funding of up to $500,000, which could be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. The 2011 Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources were not available, but did not represent any obligation on our part to accept such funding on those terms, was not expected by us to be exercised and was not exercised. The cash provided under the 2011 Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2012 and (b) our issuance of 1 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of the 2011 Funding Letter, other than funding received in connection with the LPC Facility, this Funding Letter would be terminated.

On January 10, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C, agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2012, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. This Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation on our part to accept such funding on these terms and is not expected by us to be exercised. The cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2013 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Facility, this Funding Letter will be terminated.

In January 2012, as part of the transaction under which J&C issued the Funding Letter, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares. CCJ will receive these shares upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. Based on the estimated shortfall plus (i) the increased value, resulting from this decreased conversion rate, of the underlying common stock related to a second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of the issuance of additional warrants and a lower conversion price on all warrants held by Lincoln Park Capital arising from anti-dilution provisions in those warrants, we estimate that the total cost of this Funding Letter will be approximately $118,000, which we will recognize as expense over a one year period commencing January 2012.

J&C has agreed to stand by to extend the Funding Letter for a second year (i.e., through December 31, 2013), to the extent needed by us at that time and subject to terms agreeable to J&C based on the market and other relevant conditions at the time. We have agreed that if the Funding Letter is extended for a second year, we will reimburse the shortfall from the sale of common shares received by CCJ upon conversion of the second tranche of 17,500 shares of Series A-13 now held by CCJ, on the same terms agreed to with respect to the first tranche of 17,500 shares. We have also agreed that in the event that Mr. Johnston is unable to serve as audit committee chairman for fiscal 2013 as a result of his disability or death, and to the extent that there is a shortfall between the proceeds from the resale of the common shares versus the assigned value of the second tranche of 17,500 shares of Series A-13, that the lesser of $36,000 or the shortfall will be paid to him or his estate.

During 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. This included $50,000 received on July 8, 2008 from CCJ Trust (“CCJ”). We issued notes to those Investors (the “Equipment Notes”), which had an original maturity date of June 3, 2011 and were collateralized by specifically designated software and equipment owned by us with a cost basis of approximately $1.5 million, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. The Equipment Notes were originally convertible to restricted ONSM common shares at any time prior to their maturity date, at the Investors’ option, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share. On April 4, 2011 we offered to amend the Equipment Notes, which offer was accepted by certain of those Investors including CCJ, to allow the conversion of 25% of the outstanding principal using a conversion price of $1.20 per share. On April 28, 2011 we offered to amend the Equipment Notes, which offer was accepted by certain of those Investors including CCJ, to allow the conversion of 25% of the outstanding principal using a conversion price of $1.00 per share. Effective October 1, 2011 certain of these Equipment Notes, including $25,000 due to CCJ, were further amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the Investors’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the Maturity Date. In October 2011, CCJ’s note was assigned to a third party unrelated to CCJ, Mr. Johnston or Onstream Media Corporation.

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

Director independence

                Rule 5605(b)(1) of the NASDAQ Listing Rules to which we are subject requires that a majority of the members of our board of directors are independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. Our independent directors are Messrs. Johnston, Silva, Nowalsky and Whitney.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Change in Independent Accountants

Goldstein Lewin & Co. (“Goldstein Lewin”) served as our independent certifying accountants since July 2002. Effective January 1, 2010, Goldstein Lewin consummated a sale of its attest practice to Mayer Hoffman McCann P.C. (“MHM”).  As a result, the Audit Committee of our Board of Directors engaged MHM to serve as our new independent certifying accountants, commencing with our fiscal year ended September 30, 2010.

Audit Fees

The audit fees billed to us by MHM for professional services rendered during the fiscal year ended September 30, 2011 were $217,000 for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2010, and March 31 and June 30, 2011.

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

Audit Related Fees

The aggregate fees billed to us by MHM for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were $5,750 and $23,202 for the fiscal years ended September 30, 2011 and 2010, respectively. These amounts were primarily for MHM’s services rendered in connection with our Form S-3/Shelf Registration first filed with the SEC on March 5, 2010, declared effective by the SEC on April 30, 2010 and subsequently amended with a supplement to the prospectus filed on September 24, 2010.

Tax Fees

The aggregate tax fees billed to us by Goldstein Lewin were none and $5,500 for the fiscal years ended September 30, 2011 and 2010, respectively. Tax fees include the preparation of federal and state corporate income tax returns as well as tax compliance, tax advice and tax planning.

All Other Fees

                Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by Goldstein Lewin or MHM for services rendered for the fiscal years ended September 30, 2011 or 2010.

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

3.1.20                     Articles of Amendment dated June 17, 2010 with regard to the number of authorized shares (30)

3.1.21                     Articles of Amendment dated September 22, 2010 with regard to the designations for Series A-14 Convertible Preferred Stock (31)

3.1.22                     Articles of Amendment dated March 2, 2011 with regard to the designations for Series A-13 Convertible Preferred Stock (25)

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

10.17                      Security Agreement – Thermo Credit (28)

10.18                      Purchase Agreement, dated as of September 17, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (31)

10.19                      Registration Rights Agreement, dated as of September 17, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (31)

10.20                      Form of Warrant to be issued to Lincoln Park Capital Fund, LLC (31)

10.21                      Amendment dated April 28, 2011 to September 17, 2010 Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (32)

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

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1                        Section 906 Certification of Chief Executive Officer

32.2                                    Section 906 Certification of Chief Financial Officer

101                                     Interactive data files pursuant to Rule 405 Regulation S-T, as follows:

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

                                101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

                                101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

                                101.LAB - XBRL Taxonomy Extension Label Linkbase Document

                                101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

NOTE: The XBRL (Extensible Business Reporting Language) information in Exhibit 101 and its subparts, as listed above, is furnished and not filed, is not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

(25)             Incorporated by reference to the registrant's current report on Form 8-K filed March 4, 2011.

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

(32)         Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2011 and filed on May 16, 2011.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation (Registrant)

By: /s/ Randy S. Selman
Randy S. Selman
President, Chief Executive Officer

Date: January 13, 2012

By: /s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer and
Principal Accounting Officer

Date: January 13, 2012

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy S. Selman	Director, President,	January 13, 2012
Randy S. Selman	Chief Executive Officer

By: /s/ Robert E. Tomlinson	Chief Financial Officer and	January 13, 2012
Robert E. Tomlinson	Principal Accounting Officer

By: /s/ Alan Saperstein	Director and Chief	January 13, 2012
Alan Saperstein	Operating Officer

By: /s/ Clifford Friedland	Director and Senior Vice	January 13, 2012
Clifford Friedland	President Business Development

By: /s/ Charles C. Johnston	Director	January 13, 2012
Charles C. Johnston

By: /s/ Carl Silva	Director	January 13, 2012
Carl Silva

By: /s/ Leon Nowalsky	Director	January 13, 2012
Leon Nowalsky

By: /s/ Robert D. (“RD”) Whitney	Director	January 13, 2012
Robert D. (“RD”) Whitney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Onstream Media Corporation

Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation and subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United State s).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Certified Public Accountants

Boca Raton, Florida

January 13, 2012

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$290,865	$825,408
Accounts receivable, net of allowance for doubtful accounts
of $330,604 and $363,973, respectively	2,453,390	2,805,420
Prepaid expenses	580,185	316,591
Inventories and other current assets	139,099	125,000
Total current assets	3,463,539	4,072,419
PROPERTY AND EQUIPMENT, net	2,714,676	2,854,263
INTANGIBLE ASSETS, net	785,927	1,284,524
GOODWILL, net	10,696,948	12,396,948
OTHER NON-CURRENT ASSETS	104,274	104,263
Total assets	$17,765,364	$20,712,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,573,703	$2,553,366
Accrued liabilities	1,193,473	1,066,960
Amounts due to directors and officers	396,392	374,124
Deferred revenue	96,437	141,788
Notes and leases payable – current portion, net of discount	1,533,966	1,904,214
Convertible debentures, net of discount	407,790	1,626,796
Total current liabilities	5,201,761	7,667,248
Notes and leases payable, net of current portion and discount	11,962	120,100
Convertible debentures, net of discount	1,031,870	815,629
Detachable warrants, associated with sale of common shares
and Series A-14 Preferred	188,211	386,404
Total liabilities	6,433,804	8,989,381
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share,
authorized 170,000 shares, 35,000 issued and outstanding, respectively	3	3
Series A-14 Convertible Preferred stock, par value $.0001 per share,
authorized 420,000 shares, 420,000 issued and outstanding, respectively	42	42
Common stock, par value $.0001 per share; authorized 75,000,000 shares,
11,779,521 and 8,384,570 issued and outstanding, respectively	1,177	838
Additional paid-in capital	140,291,514	135,453,812
Unamortized discount	(146,418)	(297,422)
Accumulated deficit	(128,814,758)	(123,434,237)
Total stockholders’ equity	11,331,560	11,723,036
Total liabilities and stockholders’ equity	$17,765,364	$20,712,417

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,
	2011	2010
REVENUE:
Audio and web conferencing	$7,595,779	$6,831,900
Webcasting	6,088,804	5,741,022
DMSP and hosting	1,973,311	2,037,337
Network usage	1,912,604	1,876,116
Other	130,206	207,731
Total revenue	17,700,704	16,694,106

COSTS OF REVENUE:
Audio and web conferencing	2,441,849	1,986,328
Webcasting	1,639,469	1,541,171
DMSP and hosting	901,248	898,272
Network usage	853,290	797,849
Other	89,908	348,020
Total costs of revenue	5,925,764	5,571,640

GROSS MARGIN	11,774,940	11,122,466

OPERATING EXPENSES:
General and administrative:
Compensation	8,655,143	8,276,677
Professional fees	1,959,746	2,015,249
Other	2,224,649	2,262,848
Impairment loss on goodwill and other intangible assets	1,700,000	4,700,000
Depreciation and amortization	1,489,650	1,923,460
Total operating expenses	16,029,188	19,178,234

Loss from operations	(4,254,248)	(8,055,768)

OTHER EXPENSE, NET:
Interest expense	(1,270,395)	(1,376,176)
Gain from adjustment of derivative		-
liability to fair value	198,193
Other income, net	131,488	151,372

Total other expense, net	(940,714)	(1,224,804)

Net loss	$(5,194,962)	$(9,280,572)

Loss per share – basic and diluted:

Net loss per share	$(0.52)	$(1.20)

Weighted average shares of common stock outstanding – basic and diluted	9,988,585	7,726,575

 The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2010 AND 2011

	Series A- 12 Preferred Stock		Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock *		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2009	70,000	$ 7	-	$ -	-	$ -	7,388,783	$ 739	$132,299,589	$ (12,000)	$(114,110,190)	$18,178,145
Shares and options issued for consultant services	-	-	-	-	-	-	345,862	34	759,274	-	-	759,308
Issuance of options for employee services	-	-	-	-	-	-	-	-	816,068	-	-	816,068
Sale of common shares	-	-	-	-	-	-	350,000	35	373,538	-	-	373,573
Sale of Series A-14 preferred	-	-	-	-	420,000	42	-	-	749,069	(298,639)	-	450,472
Reclassification to liability of warrants associated with sale of common shares and Series A-14 preferred	-	-	-	-	-	-	-	-	(386,404)	-	-	(386,404)
Surrender of Series A-12 for Series A-13 preferred	(35,000)	(4)	35,000	3	-	-	-	-	108,500	(6,747)	-	101,752
Reclassification of Series A-12 preferred (redeemable portion) as equity	-	-	-	-	-	-	-	-	100,000	(2,000)	-	98,000
Issuance of common shares, or right to obtain common shares, for financing fees	-	-	-	-	-	-	12,501	1	116,249	-	-	116,250
Common shares/warrants issued for interest and fees	-	-	-	-	-	-	229,091	23	517,932	-	-	517,955
Conversion of Series A-12 preferred to common	(35,000)	(3)	-	-	-	-	58,333	6	(3)	-	-	-
Dividends on Series A-12	-	-	-	-	-	-	-	-	-	14,000	(14,000)	-
Dividends on Series A-13	-	-	-	-	-	-	-	-	-	5,060	(26,060)	(21,000)
Dividends on Series A-14	-	-	-	-	-	-	-	-	-	2,904	(3,415)	(511)
Net loss	-	-	-	-	-	-	-	-	-	-	(9,280,572)	(9,280,572)

Balance, September 30, 2010	-	$ -	35,000	$ 3	420,000	$ 42	8,384,570	$ 838	$135,453,812	$(297,422)	$(123,434,237)	$11,723,036

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

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2010 AND 2011

(Continued)

	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2010	35,000	$ 3	420,000	$ 42	8,384,570	$ 838	$135,453,812	$ (297,422)	$(123,434,237)	$ 11,723,036
Conversion of debt to common shares	-	-	-	-	961,490	96	1,146,903	-	-	1,146,999
Sale of common shares	-	-	-	-	1,530,000	153	1,408,039	-	-	1,408,192
Issuance of shares and options for employee services	-	-	-	-	41,073	4	1,158,335	-	-	1,158,339
Issuance of common shares and options for consultant services	-	-	-	-	730,576	73	928,936	-	-	929,009
Issuance of common shares for interest	-	-	-	-	110,812	11	126,589	-	-	126,600
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with note refinancing	-	-	-	-	-	-	46,084	-	-	46,084
Dividends on Series A-13	-	-	-	-	21,000	2	22,816	1,687	(10,505)	14,000
Dividends on Series A-14	-	-	-	-	-	-	-	149,317	(175,054)	(25,737)
Net loss	-	-	-	-	-	-	-	-	(5,194,962)	(5,194,962)

Balance, September 30, 2011	35,000	$ 3	420,000	$ 42	11,779,521	$ 1,177	$140,291,514	$ (146,418)	$ (128,814,758)	$ 11,331,560

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,194,962)	$(9,280,572)
Adjustments to reconcile net loss to net cash provided by
(used in) provided by operating activities:
Depreciation and amortization	1,489,650	1,923,460
Impairment loss on goodwill and other intangible assets	1,700,000	4,700,000
Compensation expenses paid with options and other equity	1,168,381	816,068
Other expenses paid with equity	56,018	-
Professional fee expenses paid with equity, including amortization of
deferred expenses for prior period issuances	581,931	795,746
Amortization of discount on convertible debentures	199,393	450,887
Amortization of discount on notes payable	206,705	232,343
Interest expense paid in common shares and options	344,962	164,650
Bad debt expense	31,032	122,675
Gain from adjustment of derivative liability to fair value	(198,193)	-
Gain from settlements of obligations and sales of equipment	(113,425)	(136,706)
Net cash provided by (used in) operating activities, before changes
in current assets and liabilities	271,492	(211,449)
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	218,161	(768,087)
Decrease in prepaid expenses	50,438	14,747
(Increase) decrease in other current assets	(5,645)	71,280
(Increase) decrease in inventories	(8,455)	2,717
(Decrease) increase in accounts payable and accrued liabilities	(445,499)	714,938
(Decrease) in deferred revenue	(45,351)	(21,410)
Net cash provided by (used in) operating activities	35,141	(197,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,022,091)	(1,153,860)
Narrowstep acquisition costs (written off to expense in March 2009)	-	(115,000)
Net cash (used in) investing activities	(1,022,091)	(1,268,860)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended
	September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of expenses	$1,408,192	$373,573
Proceeds from notes payable, net of expenses	1,300,220	927,875
Proceeds from convertible debentures, net of expenses	-	1,434,092
Proceeds from sale of A-13 preferred shares, net of expenses	-	(6,747)
Proceeds from sale of A-14 preferred shares, net of expenses	-	450,472
Repayment of notes and leases payable	(1,728,000)	(1,142,939)
Repayment of convertible debentures	(501,755)	(286,000)
Payment of dividend on A-14 preferred shares	(26,250)	-
Net cash provided by financing activities	452,407	1,750,326

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(534,543)	284,202
CASH AND CASH EQUIVALENTS, beginning of period	825,408	541,206
CASH AND CASH EQUIVALENTS, end of period	$290,865	$825,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$519,335	$528,296

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares and options for consultant services	$929,009	$759,308
Issuance of shares and options for employee services	$1,158,339	$816,068
Issuance of common shares and warrants for interest and fees	$126,600	$517,955
Issuance of common shares upon debt conversion	$1,146,999	$-
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with note
refinancing	$46,084	$-
Issuance of common shares, or right to obtain common shares, for
financing fees	$-	$116,250
Issuance of warrants in connection with the sale of
common and preferred shares	$-	$386,404
Issuance of common shares in connection with the sale of
common and preferred shares	$-	$54,500
Issuance of A-13 preferred shares for A-12 preferred shares	$-	$350,000
Issuance of common shares for A-12 preferred shares	$-	$350,000
Conversion of short-term advance to convertible debenture	$-	$200,000
Declaration of dividends payable on A-13 preferred shares	$28,000	$21,000
Issuance of common shares for dividends payable on
A-13 preferred shares	$22,818	$-
Elimination of obligation for previously accrued or declared dividends
payable on A-13 preferred shares	$19,182	$-

 The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $128.8 million as of September 30, 2011. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2011, we had a net loss of approximately $5.2 million, although cash provided by operating activities for that period was approximately $35,000. Although we had cash of approximately $291,000 at September 30, 2011, our working capital was a deficit of approximately $1.7 million at that date.

During March and April 2011, we reduced our compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and by another approximately $25,000 for the fourth quarter of fiscal 2011, with such savings continuing thereafter. During October and November 2011, we took actions which we expect will reduce our compensation, cost of sales and other expenses by approximately $140,000 for the first quarter of fiscal 2012 and by another approximately $35,000 for the second quarter of fiscal 2012, with such savings continuing thereafter. Based on our results for the year ended September 30, 2011, and these expected expense reductions, we estimate that future revenues at existing levels would adequately fund all but approximately $515,000 of our anticipated ongoing cash expenditures through September 30, 2012.

If we achieve future revenue in excess of the levels experienced in fiscal 2011 and the first quarter of fiscal 2012 to date, or if any of the holders of the Equipment Notes, the Rockridge Note or the CCJ Note elect to convert a portion of the existing debt to equity as allowed for under the terms, the cash shortfall could be less than this $515,000. However, if we do not maintain the current revenue level, or if our ongoing cash expenditures are higher than anticipated, the cash shortfall could be greater than this $515,000.

We have implemented and continue to implement specific actions geared towards achieving revenue in excess of the levels experienced in fiscal 2011 and the first quarter of fiscal 2012 to date. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2012. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

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

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

On September 24, 2010, we received approximately $824,000 net proceeds (after deducting fees and out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of preferred shares). During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $1.4 million.  LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share. Our most recent sale of shares to LPC was on August 30, 2011. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since September 30, 2011 and although the closing market price was $0.75 per share on January 6, 2012, the lowest sales price on that date was $0.65 per share. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

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

On January 10, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2012, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2013 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, this Funding Letter will be terminated.

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

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries - Infinite Conferencing, Inc., Entertainment Digital Network, Inc., OSM Acquisition, Inc., AV Acquisition, Inc., Auction Video Japan, Inc., HotelView Corporation and Media On Demand, Inc. All significant intra-entity accounts and transactions have been eliminated in consolidation.

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

SEPTEMBER 30, 2011

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

We have determined that the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note and the Equipment Notes, discussed in note 4, and the redeemable portion of the Series A-12 (preferred stock) meet (or met) the definition of a financial instrument as contained in the Financial Instruments topic of the Accounting Standards Codification (“ASC”), as this definition includes a contract that imposes a contractual obligation on us to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. Accordingly, these items are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC, whereby such liabilities are presented at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting standards describe a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Lehmann Note, the Wilmington Notes, the Greenberg Note, the Rockridge Note, the CCJ Note, the Equipment Notes and the redeemable portion of the Series A-12 as of September 30, 2011, 2010 or 2009 (to the extent each of those liabilities were outstanding on each of those dates) and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the years ended September 30, 2011 and 2010, respectively.

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

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (continued)

During our fourth fiscal quarter ended September 30, 2011, we elected early adoption of the provisions of a recent ASC update to the above accounting standards that allow us to forego the two step impairment process based on certain qualitative evaluation – see discussion in Effects of Recent Accounting Pronouncements below. Also see note 2 – Goodwill and other Acquisition-Related Intangible Assets.

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2011 and 2010, respectively, was immaterial in relation to our recorded liabilities at those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

We add to our customer billings for certain services an amount to recover USF contributions which we have determined that we will be obligated to pay to the FCC, related to those particular services. This additional billing to our customers is not reflected as revenue by us, but rather is recorded as a liability on our books, which liability is relieved upon our remittance of USF contributions as they are billed to us by USAC, an administrative and collection agency of the FCC.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

We have approximately $92 million in Federal net operating loss carryforwards as of September 30, 2011, approximately $6 million which expire in fiscal 2012 and approximately $86 million which expire in fiscal years 2018 through 2031.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $92 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $34.6 million as of September 30, 2011, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the years ended September 30, 2011 and 2010.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of September 30, 2011 and 2010, respectively, we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the years ended September 30, 2011 and 2010. The tax years ending September 30, 2007 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For years ended September 30, 2011 and 2010, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 3,402,812 and 2,216,605 at September 30, 2011 and 2010, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2011 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 175,000 shares of ONSM common stock (and which would be 203,488 shares based on a reduction in the conversion price agreed to by us in January 2012 – see note 6), (ii) 420,000 shares of Series A-14 Convertible Preferred Stock (“Series A-14”) which could potentially convert into 420,000 shares of ONSM common stock, (iii) the $1,245,069 outstanding balance of the Rockridge Note, which could have potentially converted into up to 518,779 shares of our common stock (iv) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) $385,000 of convertible notes which in aggregate could have potentially converted into up to 396,181 shares of our common stock (and of which $350,000 was subsequently given the right to convert into up to 500,000 common shares – see note 4), excluding interest and (vi) the $110,000 CCJ Note, which could have potentially converted into up to 55,000 shares of our common stock.

The potential dilutive effects of the following convertible securities outstanding at September 30, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 which could have potentially converted into 116,667 shares of ONSM common stock, (ii) 420,000 shares of Series A-14 which could potentially convert into 420,000 shares of ONSM common stock, (iii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest), (iv) the $1,016,922 convertible portion of the outstanding balance of the Rockridge Note, which could have potentially converted into up to 423,718 shares of our common stock, (v) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (vi) the $200,000 CCJ Note, which could have potentially converted into up to 66,667 shares of our common stock, (vii) the $159,000 outstanding balance of the Greenberg Note, which could have potentially converted into up to 66,250 shares of our common stock, (viii) the $344,000 outstanding balance of the Wilmington Notes, which could have potentially converted into up to 123,339 shares of our common stock and  (viii) the $211,000 outstanding balance of the Lehmann Note, which could have potentially converted into up to 103,431 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $794,000 and $779,000 as of September 30, 2011 and 2010, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the year ended September 30, 2011, the expected volatility rate was 94 to 105%, the risk-free interest rate was 0.4 to 1.5% and the expected term was 3 to 4 years. For 2007 Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2010, the expected volatility rate was 88%, the risk-free interest rate was 2.5% and the expected term was 5 years.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2011, the expected volatility rate was 94%, the risk-free interest rate was 1.5% and the expected term was 4 years. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2010, the expected volatility rate was 91 to 104%, the risk-free interest rate was 1.6 to 2.6% and the expected term was 4 to 5 years.

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

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $712,000 and $470,000 for the years ended September 30, 2011 and 2010, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including classifications between accounts payable, accrued liabilities and amounts due to directors and officers and the composition of amounts disclosed as advertising and marketing costs.

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss equals comprehensive loss for all periods presented.

Effects of Recent Accounting Pronouncements

ASC Topic 415, Derivatives and Hedging, outlines a two-step approach to evaluate an instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would in turn determine whether the instrument was treated as a liability to be recorded on the balance sheet at fair value and then adjusted to market in subsequent accounting periods. These provisions were first effective for our fiscal year ended September 30, 2010. There were no outstanding instruments that this accounting would apply to as of the beginning of the fiscal year of adoption, and therefore there was no cumulative-effect adjustment recorded to the opening balance of retained earnings related to this issue. However, it was determined that this pronouncement did apply to warrants issued by us in September 2010 – see note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASC update number 2009-14 -Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“Update 2009-14”) and ASC update number 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Per Update 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Per Update 2009-13, ASC Topic 605 has been amended (i) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (ii) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (iii) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. These requirements were effective for our fiscal year ended September 30, 2011, were adopted by us on a prospective basis and did not have a material impact on our financial position or results of operations.

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

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income.  The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for our fiscal year ending September 30, 2013, is to be applied retrospectively and early adoption is permitted.  We do not believe adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASC update number 2011-08 - Software (Topic 350): Testing Goodwill for Impairment (“Update 2011-08”), which provides guidance setting forth the circumstances under which an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to use such qualitative assessment as a basis of determining whether it would be necessary to perform the two-step goodwill impairment test described in Topic 350. Although the terms of Update 2011-08 did not require implementation before our fiscal year ending September 30, 2012, early adoption was permitted, which we elected in order to apply this guidance to our fiscal year ended September 30, 2011 and the related annual impairment tests – see note 2. We do not believe the adoption of this guidance had a material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2011			September 30, 2010
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$8,600,887	$-	$8,600,887
Acquired Onstream	821,401	-	821,401	2,521,401	-	2,521,401
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	10,696,948	-	10,696,948	12,396,948	-	12,396,948

Acquisition-related intangible assets (items listed are those remaining on our books as of September 30, 2011):
Infinite Conferencing -
customer lists, trademarks
and URLs	3,181,197	(2,472,149)	709,048	3,181,197	(2,021,321)	1,159,876
Auction Video - patent
pending	339,463	(262,584)	76,879	321,815	(197,167)	124,648
Total intangible assets	3,520,660	(2,734,733)	785,927	3,503,012	(2,218,488)	1,284,524

Total goodwill and other
acquisition-related
intangible assets	$14,217,608	$(2,734,733)	$11,482,875	$15,899,960	$(2,218,488)	$13,681,472

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

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

We allocated the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists, future cost savings for Auction Video services and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1,400,000 and have been and are being amortized over various lives between two to five years commencing April 2007 -  as of September 30, 2010 the assets with a useful life of two or three years (customer lists, future cost savings and the consulting and non-compete agreements) had been fully amortized and removed from our balance sheet. $600,000 was assigned as the value of the video ingestion and flash transcoder and added to the DMSP’s carrying cost for financial statement purposes – see note 3.

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

In December 2011, we learned that the USPO had issued a non-final rejection in June 2011 with regard to the second of the two applications, although we had not received any notice of that action. On December 7, 2011, we filed a request for an extension of time to respond to that non-final rejection, which request the USPO rejected on December 22, 2011 but gave leave for us to provide supplemental information within two months. We provided that supplemental information on January 5, 2012, which is still under consideration by the USPO. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. This initially recorded goodwill was determined to be impaired as of December 31, 2008 and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million as of that date. Furthermore, as discussed in “Testing for Impairment” below (i) the Acquired Onstream goodwill was determined to be further impaired as of September 30, 2010 and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million as of that date and (ii) the Acquired Onstream goodwill was determined to be further impaired as of September 30, 2011 and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000 as of that date. These adjustments were reflected in our results of operations for the years ended September 30, 2011 and 2010, respectively, as a charge for impairment of goodwill and other intangible assets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

There is a two step process for impairment testing of goodwill and other intangible assets. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of December 31, 2009. We assessed the fair value of the net assets of these reporting units by considering the projected cash flows and by analysis of comparable companies, including such factors as the relationship of the comparable companies’ revenues to their respective market values. Based on these factors, we concluded that there was no impairment of the assets of Acquired Onstream or EDNet as of that date. However, we determined that Infinite’s goodwill and certain of its intangible assets were impaired as of that date and based on that condition, a $3.1 million adjustment was made to reduce the carrying value of goodwill as of that date, which we reflected as a non-cash expense for the year ended September 30, 2010.

As a result of the decline in the price of our common stock from $1.86 per share as of March 31, 2010 to $1.03 as of June 30, 2010, it appeared that our market value (after appropriate adjustments for control premium and other considerations) was probably less than our net book value as of June 30, 2010. However, we concluded that the decline in market value as of June 30, 2010 was not of sufficient duration nor was it otherwise indicative of a triggering event that would require an interim impairment review. However, this decline continued after June 30, 2010 and resulted in a common stock price of $1.04 as of September 30, 2010 (and $0.76 as of December 23, 2010).  As a result, we determined that it was appropriate for us to evaluate whether our goodwill and other intangible assets were impaired as of September 30, 2010. We performed impairment tests on Infinite, EDNet and Acquired Onstream as of September 30, 2010, using the same methodologies discussed above.  Based on these factors, we concluded that there was no impairment of the assets of Infinite or EDNet as of that date. However, we determined that Acquired Onstream’s goodwill was impaired as of that date and based on that condition, a $1.6 million adjustment was made to reduce the carrying value of goodwill as of that date, which we reflected as a non-cash expense for the year ended September 30, 2010.

During our fourth fiscal quarter ended September 30, 2011, and with respect to our annual impairment review of our goodwill and other acquisition-related intangible assets, we elected early adoption of the provisions of ASU 2011-08, a recent ASC update to the above accounting standards that allow us to forego the two step impairment process based on certain qualitative evaluation. See note 1 - Effects of Recent Accounting Pronouncements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

This qualitative evaluation included our assessment of relevant events and circumstances as listed in ASU 2011-08, some of which relate to the Onstream Media corporate entity (“ONSM”) as a whole, which includes reporting units with acquired goodwill and other intangible assets as well as other operations engaged in by ONSM, and some of which pertain to the individual reporting units. These relevant events and circumstances included certain macroeconomic conditions, including access to capital, which we believe to be affected by an entity-level condition - the recent decrease in the ONSM share price. Although this might result in decreased access to capital, we concluded that this would not affect the valuation of our individual reporting units, since (a) the decline in share price is related to factors which do not stem from the reporting units and (b) all of our significant reporting units would be able to obtain sufficient capital for their operations on an independent basis, based on their particular operating results.

In order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we performed an analysis to compare our book value to our market capitalization as of September 30, 2011, including adjustments for (i) paid-for but not issued common shares, such as those from non-redeemable preferred stock and (ii) an appropriate control premium. We also took into account the impact of the decline in our share price after September 30, 2011. Based on this analysis, we concluded that there was no shortfall in our adjusted market value as compared to our book value (after the impairment adjustment for Acquired Onstream/DMSP) as of September 30, 2011 and thus on that basis we would be eligible to employ qualitative evaluation with respect to our reporting units.

With respect to the Infinite and EDNet reporting units, we compared the results for the year ended September 30, 2011 to the projections on which the September 30, 2010 goodwill impairment analysis was primarily based. Based on this comparison and the related analysis, as well as our understanding of generally favorable expectations for business activity in the audio and web conferencing industry in general as well as our business activity in specific, we concluded that the Infinite and EDNet reporting unit projections for 2012-2015, on which the September 30, 2010 goodwill impairment analysis was based, continue to be reasonably achievable and indicative of our minimum expectations.

Based on this qualitative evaluation, we determined that it was more likely than not that the fair values of the Infinite and EDNet reporting units were more than their respective carrying amounts and accordingly it would not be necessary to perform the two-step goodwill impairment test with respect to those reporting units as of September 30, 2011. However, we were unable to arrive at the same conclusion as a result of our qualitative evaluation of the Acquired Onstream business unit. Accordingly, we performed impairment tests on Acquired Onstream as of September 30, 2011, using the two-step process described above and we determined that Acquired Onstream’s goodwill was impaired as of that date. Based on that condition, a $1.7 million adjustment was made to reduce the carrying value of goodwill as of that date, which we reflected as a non-cash expense for the year ended September 30, 2011.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2012 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30, 2011			September 30, 2010
	Historical	Accumulated	Net Book	Historical	Accumulated	Net Book	Useful
	Cost	Depreciation	Value	Cost	Depreciation	Value	Lives
		and			and		(Yrs)
		Amortization			Amortization
Equipment and
software	$10,284,342	$(9,815,233)	$469,109	$10,367,283	$(9,596,497)	$770,786	1-5
DMSP	5,749,164	(5,165,995)	583,169	5,890,134	(5,113,292)	776,842	3-5
Other capitalized
internal use
software	2,482,440	(869,267)	1,613,173	1,840,136	(599,753)	1,240,383	3-5
Travel video
library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture,
fixtures and
leasehold
improvements	545,470	(496,245)	49,225	540,669	(474,417)	66,252	2-7
Totals	$20,429,528	$(17,714,852)	$2,714,676	$20,006,334	$(17,152,071)	$2,854,263

Depreciation and amortization expense for property and equipment was approximately $973,000 and $1,298,000 for the years ended September 30, 2011 and 2010, respectively.

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

SEPTEMBER 30, 2011

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

On March 31, 2008 we agreed to pay $300,000 for a perpetual license for certain digital asset management software, in addition to a limited term license we purchased in 2007 for $281,250. At the time of the 2008 purchase, in addition to our previous use of this software to provide our automatic meta-tagging services in our Smart Encoding division, we expanded its use to the provision of our core DMSP services. Therefore, we recorded a portion of the 2008 purchase, plus a portion of the remaining unamortized 2007 purchase amount, as an aggregate $243,750 increase in the DMSP’s carrying cost, such additional cost being depreciated over five years commencing April 2008. As a result of a litigation settlement reached in June 2011 with the provider of this software, whereby we gave up all rights to the above licenses in exchange for a reduced payment, effective June 30, 2011 we reduced the DMSP’s carrying cost by this $243,750, which had a remaining unamortized portion of $85,312 as of that date. We also reduced the carrying cost of other equipment and software by $337,500, which had a remaining unamortized portion of $85,313 as of that date. The June 2011 settlement resulted in a $204,895 reduction of the accounts payable previously reflected on our financial statements in connection with these licenses. This accounts payable reduction, offset by the aggregate $170,625 write-off of the unamortized cost of these software licenses, resulted in a net amount of $34,270 reflected as other income for the year ended September 30, 2011.

In connection with development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we capitalized as part of the DMSP approximately $873,000 of employee compensation, payments to contract programmers and related costs as of September 30, 2011, including $99,000 capitalized during the year ended September 30, 2011, $314,000 during the year ended September 30, 2010, $274,000 during the year ended September 30, 2009 and $186,000 during the year ended September 30, 2008. As of September 30, 2011, approximately $776,000 of these Streaming Publisher costs had been placed in service and are being depreciated over five years. The remainder of the costs not in service relate primarily to new releases of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of September 30, 2011 includes approximately $1,072,000 of employee compensation and payments to contract programmers for development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. Approximately $489,000 was capitalized during the year ended September 30, 2011, $435,000 during the year ended September 30, 2010 and $148,000 during the year ended September 30, 2009. $297,000 of these costs, for phase one of MP365, were placed in service as of August 1, 2010 Another $675,000 of these costs, for phase two of MP365, were first placed in service as of July 1, 2011. All costs placed in service are being depreciated over five years. The remaining costs, not placed in service, relate primarily to the next phase of MP365 under development. MP365 development costs exclude costs for development of Streaming Publisher, discussed separately above.

Other capitalized internal use software as of September 30, 2011 includes approximately $831,000 of employee compensation and other costs for the development of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast. Approximately $150,000 was capitalized during the year ended September 30, 2011, $180,000 during the year ended September 30, 2010, $288,000 during the year ended September 30, 2009 and $213,000 during the year ended September 30, 2008. As of September 30, 2011, $761,000 of these iEncode costs had been placed in service and are being depreciated over five years. The remainder of the costs have not been placed in service and relate primarily to new releases of iEncode under development.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4: DEBT

Debt includes convertible debentures, notes payable and capitalized lease obligations.

Convertible Debentures

Convertible debentures consist of the following:

	September 30,	September 30,
	2011	2010
Rockridge Note (excluding portion classified under notes payable)	$1,245,069	$1,016,922
Equipment Notes	385,000	1,000,000
CCJ Note	110,000	200,000
Greenberg Note	-	159,000
Wilmington Notes	-	344,000
Lehmann Note	-	211,000
Total convertible debentures	1,740,069	2,930,922
Less: discount on convertible debentures	(300,409)	(488,497)
Convertible debentures, net of discount	1,439,660	2,442,425
Less: current portion, net of discount	(407,790)	(1,626,796)
Convertible debentures, net of current portion	$1,031,870	$815,629

Rockridge Note

In April 2009 we borrowed $750,000 from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. In June 2009, we borrowed an additional $250,000 from Rockridge in accordance with the Rockridge Agreement. On September 14, 2009, we entered into Amendment Number 1 to the Agreement (the “Amendment”), as well as an Allonge to the Note (the “Allonge”), which allowed us to borrow up to an additional $1.0 million from Rockridge. We borrowed $500,000 on September 18, 2009 and the remaining $500,000 on October 20, 2009, resulting in cumulative borrowings under the Rockridge Agreement, as amended, of $2.0 million.

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

The Rockridge Note had an outstanding principal balance of $1,245,069 and $1,533,843 at September 30, 2011 and 2010, respectively. The note is repayable in equal monthly installments of $41,409 extending through August 14, 2013 (the “Maturity Date”), which installments include principal (allowing for a $500,000 balloon payable on the Maturity Date) plus interest (at 12% per annum) on the remaining unpaid balance. Monthly payments of $45,202 were made from November 14, 2009 through October 14, 2010, at which time the payment schedule was corrected to (i) omit the November 2010 payment and (ii) start with the new payment amount on December 14, 2010. The portion of the outstanding balance that was not convertible into common shares as of September 30, 2010 is classified under “Notes Payable” as of that date, discussed below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date the outstanding principal balance may be converted into a number of restricted shares of our common stock. These conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for our common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which our common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick Deluca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us unless such waiver would result in a violation of the NASDAQ shareholder approval rules.

Furthermore, in the event of any conversions of principal to ONSM shares by Rockridge (i) they will first be applied to reduce the $500,000 balloon payment and thereafter to reduce monthly payments starting with the latest and (ii) the interest portion of the monthly payments under the Rockridge Note for the remaining months after any such conversion will be adjusted to reflect the outstanding principal being immediately reduced for amount of the conversion. We may prepay the Rockridge Note at any time. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after Rockridge’s written notice to us.

The Rockridge Agreement, as amended, provided that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted shares of our common stock (the “Shares”). The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements as of September 30, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.75 per share on January 6, 2012 was used as a basis of calculation, the required payment would be approximately $75,000.

The 366,667 origination fee Shares discussed above are considered earned by Rockridge and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares, plus legal fees of $55,337 were paid by us in connection with the Rockridge Agreement, were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note. The unamortized portion of this discount was $251,059 and $423,308 as of September 30, 2011 and 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, when it was reduced to approximately 28.0% per annum. These rates exclude the potential effect of a premium to market prices if any portion of the principal is satisfied in common shares instead of cash as well as the potential effect of any appreciation in the value of the Shares at the time of issuance beyond their value at the date of the Rockridge Agreement or the Amendment, as applicable.

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

In various transactions from April 4, 2011 through July 20, 2011 certain of the Equipment Notes, including the note held by CCJ, were amended to allow the conversion of an aggregate $550,000 of the original note amount into common shares, using conversion prices from $0.90 to $1.20 per share. As a result, we issued an aggregate of 513,889 unregistered common shares. The aggregate market value of these 513,889 shares at the times of their respective issuances exceeded the carrying value of the related Equipment Notes by $218,361, which excess was recognized as non-cash interest expense for the year ended September 30, 2011. $50,000 of the remaining principal outstanding under the Equipment Notes was repaid by us with cash in July 2011 and another $15,000 was repaid with cash in September 2011.

After the principal repayments in cash and conversions of principal to common shares, as discussed above, the outstanding principal balance under the Equipment Notes was $385,000 as of September 30, 2011. $350,000 (including $25,000 remaining due under the note held by CCJ) of this $385,000 was amended in July 2011 to provide for a September 3, 2011 maturity date and a $0.90 per common share conversion rate (at the Investors’ option). Effective October 1, 2011 these Equipment Notes in the aggregate amount of $350,000 were further amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the Investors’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the Maturity Date. These Equipment Notes were assigned by the applicable Investors to three accredited entities in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment. Based on these terms, we have classified $270,455 of this principal balance as non-current on our September 30, 2011 balance sheet.

The remaining $35,000 outstanding under the Equipment Notes was not amended to provide for a maturity date other than the original date of June 3, 2011 and remains unpaid, pending the conclusion of certain administrative matters with the holder. This note is convertible to our common shares using a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

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

The Investors initially received 1,667 restricted ONSM common shares for each $100,000 lent to us, and also received interest at 12% per annum. Interest was payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. In some cases, the April though August 2011 amendments to the Equipment Notes set a minimum conversion rate of $1.20 per common share for subsequent interest payments. In lieu of cash payments for interest previously due on these Equipment Notes, we elected to issue the following unregistered common shares to the Investors, which were recorded based on the fair value of those shares on the issuance date.

Share issuance date	Number of unregistered common shares	Interest period	Interest if paid in cash	Fair value of shares at issuance
November 11, 2008	26,333	June - October 2008	$48,740	$69,520
May 21, 2009	49,098	Nov 2008 - April 2009	$60,000	$67,756
November 11, 2009	34,920	May - October 2009	$60,493	$67,040
April 30, 2010	44,369	Nov 2009 - April 2010	$59,507	$92,288
December 2, 2010	76,769	May - October 2010	$60,493	$71,395
April 28, 2011	28,810	Nov 2010 – March 2011	$24,986	$50,129
July 21, 2011	5,233	Nov 2010 – June 2011	$ 6,279	$ 5,076
October 11, 2011	51,531	Nov 2010 – Sept 2011	$48,883	$38,648

The April 28, July 11 and October 11, 2011 issuances in aggregate represent all interest from November 1, 2010 through September 30, 2011 on the Equipment Notes. In accordance with the October 1, 2011 amendments to the Equipment Notes, interest, at 12% per annum, is payable in semi-annual installments on April 15, 2012 and October 15, 2012 and is payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the Investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and was amortized as interest expense over the original three year term of the Equipment Notes. The unamortized portion of this discount was zero and $57,144 at September 30, 2011 and September 30, 2010, respectively. The effective interest rate of the Equipment Notes through September 30, 2011 was approximately 19.5% per annum, excluding (i) the effect of the premium arising from our payment of interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance and (ii) the excess of the market value of common shares, issued with respect to the conversion of certain Equipment Notes, over the carrying value of those Equipment Notes, as discussed above.

CCJ Note

On December 29, 2009, we entered into an agreement with CCJ whereby a previously received $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. In connection with this amendment, we paid $16,263 in cash for the previously accrued interest. The remaining principal balance of the CCJ Note may be converted at any time into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 restricted common shares. Although the market value of these shares at the time of the agreement exceeded the related principal amount by $38,000, we did not make the shares physically available to CCJ until two weeks later, by which time the market price had reduced to a level equal to the related principal amount. Accordingly, we have determined that there was not an effective conversion premium over market and therefore there was no recognition of additional non-cash interest expense other than the write-off of debt discount as discussed below. The remaining $10,000 principal, plus the interest due on the $90,000 from April 1, 2011 and the interest due on the $10,000 from July 22, 2011, was paid in January 2012.

In conjunction with and in consideration of the December 29, 2009 note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share. In conjunction with and in consideration of the January 2011 note amendment, certain terms of the 35,000 shares of Series A-13 held by CCJ at that date were modified. See note 6.
F-33

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note (continued)

The effective interest rate of the CCJ Note prior to the January 2011 amendment was approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares (see note 6), which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. Following the January 2011 amendment, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, reflecting the $46,084 value of the increased number of common shares underlying the Series A-13 shares as a result of the modified terms, which we recorded as a debt discount,  the increase in the periodic cash interest rate from 8% to 10% per annum and 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms.

The unamortized portion of the debt discount was $49,350 and $114,577 at September 30, 2011 and 2010, respectively. Through December 31, 2010, the discount was being amortized as interest expense over the original four-year term of the CCJ Note. Effective January 1, 2011, the remaining unamortized discount, plus additional discount arising from the modified terms, is being amortized as interest expense over the modified two-year term of the CCJ Note. Approximately $29,000 of the unamortized discount was written off to interest expense in July 2011 in connection with the conversion of $90,000 debt principal to common shares, as discussed above.

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

SEPTEMBER 30, 2011

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

The effective rate of the Lehmann Note was approximately 77.0% per annum, assuming a six month loan term and excluding the finder’s fees payable by us to a third party in cash and equal to 7% of the borrowed amount. The value of the 43,142 shares initially issued to Lehmann for fees and prepaid interest plus the finder’s fees of $17,500, were reflected as a $105,509 discount against the Lehmann Note and was being amortized as interest expense primarily over the initial six month term of the Lehmann Note. The unamortized portion of the debt discount was $26,642 at September 30, 2010, which was written off to interest expense over the period from that date to the repayment of the loan on January 13, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	September 30,	September 30,
	2011	2010
Line of Credit Arrangement	$1,525,825	$1,637,150
Rockridge Note (excluding portion classified under convertible debentures)	-	516,921
Capitalized equipment leases	20,103	27,328
Total notes and leases payable	1,545,928	2,181,399
Less: discount on notes payable	-	(143,085)
Less: consideration for funding commitment letters	-	(14,000)
Notes and leases payable, net of discount	1,545,928	2,024,314
Less: current portion, net of discount	(1,533,966)	(1,904,214)
Long term notes and leases payable, net of current portion	$11,962	$120,100

Line of Credit Arrangement

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

The outstanding balance bears interest at 13.5% per annum, adjustable based on changes in prime after December 28, 2009, payable monthly in arrears. We also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. From March 16, 2011 through May 16, 2011 we paid additional interest related to the Lender’s waiver of a debt covenant, as discussed in more detail below.

Annual commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the loan. These amounts were approximately $26,000 and $24,000 for the years ended September 30, 2011 and 2010, respectively. The unamortized portion of this discount was zero as of September 30, 2011 and 2010, respectively.

Although the expiration of the Line was December 28, 2011, we and the Lender have been actively working together to complete the documentation for the renewal of that Line and on January 9, 2012 we received a letter from the Lender confirming that they will be renewing the Line through December 27, 2013 in accordance with terms materially equivalent to, and in some cases more favorable than, than the previous Line. An additional commitment fee of $20,000 (one percent (1%) of the maximum allowable borrowing amount) will be due for any subsequent annual renewal after December 28, 2011.

The outstanding principal balance due under the Line may be repaid by us at any time, and the term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. The outstanding principal is due on demand in the event a payment default is uncured five (5) days after written notice.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. The Lender waived the Covenant requirement for the December 31, 2010 quarter, but charged us additional interest of 3% per annum from the March 16, 2011 waiver date through May 16, 2011, when we demonstrated that we were in compliance with the Covenant for the March 31, 2011 quarter. We were also in compliance with this Covenant for the June 30, 2011 and the September 30, 2011 quarters.

The Lender must approve any additional debt incurred by us, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the Lender has approved the $1.0 million Equipment Notes we issued in June and July 2008, the Rockridge Note we issued for $1.0 million in April 2009 and amended to $2.0 million in September 2009, the $200,000 CCJ Note we issued in December 2009, the $250,000 Greenberg Note we issued in January 2010, the $500,000 Wilmington Notes we issued in February 2010 and the $250,000 Lehmann Note we issued in May 2010, all as discussed above.

Rockridge Note

The entire Rockridge Note was convertible into ONSM common shares as of September 30, 2011. However, as of September 30, 2010, a portion of the Rockridge Note ($516,921 face value, which is $373,836 net, after deducting the applicable discount) was not yet convertible into ONSM common shares and thus was classified under the non-current portion of Notes and leases payable, net of discount, on our balance sheet as of that date

Capitalized Equipment Leases

We are obligated under a capital lease for telephone equipment, with an outstanding principal balance of $20,103 and $27,328 as of September 30, 2011 and 2010, respectively. The balance is payable in monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

Funding Commitment Letters

During 2009, we received funding commitment letters (“Letters”) from certain entities agreeing to provide us funding under certain terms on or before December 31, 2010. The value of shares issued as consideration for the Letters was reflected on our balance sheet as a reduction of the carrying value of notes payable, pending inclusion as part of discount for any connected financing. However, we did not obtain financing under the Letters before they expired and accordingly this $14,000 balance on our September 30, 2010 balance sheet was written off as interest expense for the year ended September 30, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES

NASDAQ listing issues

On October 21, 2011, we received a letter from NASDAQ stating that we have 180 calendar days, or until April 18, 2012, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the thirty consecutive business days preceding that letter. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the April 18, 2012 deadline. If we are not considered compliant by April 18, 2012, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and we provide written notice of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we will be granted an additional 180 calendar day compliance period. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.75 per share on January 6, 2012.

We have incurred losses since our inception, and our operations have been financed primarily through the issuance of equity (publicly traded shares and convertible equivalents) and debt. Our access to funding under the LPC Purchase Agreement requires, among other things, that our common stock to be traded on NASDAQ or a similar national exchange.

 In addition, the terms of the 8% Senior Convertible Debentures and the 8% Subordinated Convertible Debentures (and the related warrants), which we issued from December 2004 through April 2006, as well as common shares we issued during March and April 2007, contain penalty clauses if our common stock is not traded on NASDAQ or a similar national exchange. However, we believe that (i) it is likely that a material portion of those securities would have changed hands by now and thus the penalty provisions would no longer apply and (ii) regardless of whether the securities were still held by the original purchasers, the applicability of those penalty provisions would be limited by equity and/or by statute to a certain timeframe after the original security purchase.

Employment contracts and severance

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Employment contracts and severance (continued)

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

Effective October 1, 2009, a significant portion of our workforce, including the Executives, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Executives and the contractually scheduled September 28, 2010 and September 28, 2011 raises were not given effect, no adjustment was made to the terms of their related employment agreements, as set forth above, to reflect these matters. Based on approval by our Compensation Committee effective September 29, 2011, 41,073 restricted common Plan shares and four-year Plan options to purchase 266,074 common shares for $0.97 per share (greater than fair market value on the date of issuance) were issued to the Executives as partial consideration for this withheld compensation. The common shares are restricted from trading unless Board approval is given and the options are as of now unvested. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our September 30, 2011 balance sheet pertains to the unresolved contractual obligations, to the extent not addressed by the issuance of restricted shares and options discussed above. We do not expect that the ultimate resolution of this matter will have a materially adverse effect on our financial position or results of operations.

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

SEPTEMBER 30, 2011

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Other compensation

In addition to the 12% allocation of the Company Sale Price to the Executives, as discussed above, on August 11, 2009 our Compensation Committee determined that an additional three percent (3.0%) of the Company Sale Price would be allocated, on the same terms, with two percent (2.0%) allocated to the then four outside Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee, one-half percent (0.5%) allocated to one additional executive-level employee and the remaining one-half percent (0.5%) to be allocated by the Board and our management at a later date, which will be primarily to compensate other executives not having employment contracts, but may also include additional allocation to some or all of these five senior Executives. On June 5, 2010, one of the four outside Directors passed away and on April 18, 2011 Mr. Robert D. ("RD") Whitney was appointed to fill that outside director seat. The status of this item, both with respect to the deceased outside director and/or the new outside director, has not been further addressed by the Compensation Committee to date.

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

Lease commitments

We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $58,000. The leases have expiration dates ranging from 2011 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expires September 15, 2013. The monthly base rental is currently approximately $21,400 (including our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provides for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The five-year operating lease for our office space in San Francisco expires July 31, 2015.  The monthly base rental (including month-to-month parking) is approximately $9,300 with annual increases up to 5.1%. The lease provides one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011, at our option, with six (6) months notice and a payment of no more than approximately $25,000.

The three-year operating lease for our Infinite Conferencing location in New Jersey expires October 31, 2012. The monthly base rental is approximately $15,700 with five percent (5%) annual increases. The lease provides one two-year renewal option, with no rent increase.

The three-year operating lease for office space in New York City expires January 31, 2013, although both we and the landlord have the right to terminate the lease without penalty upon nine (9) months notice. The monthly base rental is approximately $10,700, with no increases.

The future minimum lease payments required under the non-cancelable leases, plus the capital leases included in Notes Payable and more fully discussed in note 4, are as follows:

	Operating	Capital	All
Year Ending September 30:	Leases	Leases	Leases
2012	$581,120	$9,938	$591,058
2013	272,174	9,938	282,112
2014	-	3,313	3,313
2015	-	-	-
2016	-	-	-
Total minimum lease payments	$853,294	$23,189	$876,483
Less: amount representing interest		(3,086)
Present value of net minimum lease payments		$20,103
Less: current portion		(8,141)
Long-term portion		$11,962

In addition to the commitments listed above and which are not included in the above table, we also lease equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey; San Francisco, California and Colorado Springs, Colorado under varying terms. An aggregate approximately $8,000 per month related to these facilities is classified by us as rental expense with the balance of our payments to these facilities classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $842,000 and $851,000 for the years ended September 30, 2011 and 2010, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments

We have entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $186,000, such agreements expiring at various times through August 2013.

We are a party to an agreement for services in connection with our internal corporate phone system, requiring monthly payments of approximately $2,600 per month for a three year period that commenced August 2010.

Legal and regulatory proceedings

We are involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

Our audio and video networking services are conducted primarily over telephone lines, which are heavily regulated by various Federal and other agencies. Although we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not us, the Federal Communications Commission (FCC) issued an order in 2008 that requires conference calling companies to remit Universal Service Fund (USF) contribution payments on customer usage associated with conference calls. In addition, the FCC has recently announced its position that the 2008 order extended to audio bridging services provided using internet protocol (IP) technology. While we believe that we have registered our operations appropriately with the FCC, including the filing of both quarterly and annual reports regarding the revenues derived from conference calling, it is possible that our determination of the extent to which our operations are subject to USF could be challenged. However, we do not believe that the ultimate outcome of any such challenge would have a material adverse effect on our financial position or results of operations.

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

During the year ended September 30, 2010, we issued (i) 345,862 unregistered common shares valued at approximately $639,000 and (ii) options to purchase our common shares valued at approximately $120,000, which shares and options were recognized as professional fees expense for financial consulting and advisory services over various service periods of up to 12 months. Other than options to purchase 19,982 shares at $9.42 per share issued to certain of our directors in December 2009 and valued at approximately $12,000 (see note 8), none of the other shares or options were issued to our directors or officers.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

During the year ended September 30, 2010, we issued 12,501 unregistered common shares valued at approximately $21,000 in connection with funding commitment letters (“Letters”) – see note 4. The right to receive the last 41,667 of the 366,667 restricted shares payable to Rockridge as an origination fee (see note 4) related to borrowings during the year ended September 30, 2010 was reflected as an approximately $95,000 increase in paid in capital for that period.

During the year ended September 30, 2010, we issued 58,333 unregistered common shares upon the conversion of Series A-12, as discussed in more detail below.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with warrants to purchase 540,000 of our common shares. In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received $824,045 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). See notes 6 and 8 for further details with respect to the Series A-14 and the warrants.

During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of $1,408,192. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC was on August 30, 2011.  The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since September 30, 2011 and although the closing market price was $0.75 per share on January 6, 2012, the lowest sales price on that date was $0.65 per share. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

The Purchase Agreement has a term of 36 months (which is after giving effect to the terms of an April 28, 2011 amendment) but may be terminated by us at any time after the first year at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

The shares of common stock sold and issued under the Purchase Agreement, and the shares of common stock issuable upon conversion of Series A-14, were sold and issued pursuant to prospectus supplements filed by us on September 24, 2010 and on July 1, 2011 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 4.1 million shares from our Shelf Registration.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, dated September 17, 2010, under which we agreed, among other things, to use our best efforts to keep the registration statement effective until the maturity date as defined in the Purchase Agreement and to indemnify LPC for certain liabilities in connection with the sale of the securities. Since there are no specified damages payable by us in the event of a default under the Registration Rights Agreement, we have determined that this is not a registration payment arrangement, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Equity subtopic) of the ASC.

During the year ended September 30, 2011, we repaid certain debt by the issuance of common stock, as follows: (i) the $344,000 principal balance due under the Wilmington Notes by a cash payment of $238,756 plus the issuance of 137,901 common shares valued at approximately $110,000, which cash and shares also included the settlement of all cash and non-cash interest and fees otherwise due, (ii) the $172,000 principal balance due under the Lehmann Note by the issuance of 209,700 common shares, which shares also included the settlement of all accrued interest and fees otherwise due and were valued at approximately $178,000, (iii) $550,000 of the principal balance due under the Equipment Notes by the issuance of 513,889 common shares which were valued at approximately $769,000 and (iv) $90,000 of the principal balance due under the CCJ Note by the issuance of 100,000 common shares which were valued at approximately $90,000. Also, during the year ended September 30, 2011, we issued 110,812 unregistered common shares valued at approximately $127,000 for interest on the Equipment Notes.  See note 4 for further details.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

During the year ended September 30, 2011 we issued 730,576 common shares for financial consulting and advisory services, comprised of (i) 532,686 unregistered common shares valued at approximately $531,000 and (ii) 197,890 unregistered common Plan shares valued at approximately $208,000. We also issued options to purchase our common shares, valued at approximately $190,000, for financial consulting and advisory services. These shares and options will be recognized as professional fees expense and as other general and administrative expense over various service periods of up to 12 months. As of September 30, 2011, 165,000 of the 532,686 shares have not yet been earned and would be recoverable by us in the event of our termination of the related contract on or before February 28, 2012. None of these shares or options were issued to our directors or officers, except 30,519 shares issued to director Charles Johnston for his services as audit committee chairman for fiscal 2011.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $582,000 and $796,000 for the years ended September 30, 2011 and 2010, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $430,000 in deferred equity compensation expense at September 30, 2011, to be amortized over the remaining periods of service of up to 9 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the year ended September 30, 2011 we issued 21,000 unregistered common shares for Series A-13 dividends for 2010 and the first and second calendar quarters of 2011, as discussed in more detail below.

During the year ended September 30, 2011 we issued 41,073 restricted common shares as partial satisfaction of withheld compensation – see note 4. This was the only issuance of shares included in the approximately $1,158,000 recorded as an increase to shareholder’s equity for the issuance of shares and options for employee services during the year ended September 30, 2011.

Preferred Stock

As of September 30, 2011 and 2010, the only preferred stock outstanding was Series A-13 Convertible Preferred Stock (“Series A-13”) and Series A-14 Convertible Preferred Stock (“Series A-14”).

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

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock (continued)

On March 3, 2011 we satisfied $28,000 in Series A-13 dividends accrued for calendar 2010 by the issuance of 14,000 unregistered common shares, using the minimum conversion rate of $2.00 per share. These common shares were recorded in the amount of $15,820, based on their fair value at the date of issuance and the remaining portion of the previous dividend accrual, $12,180, was reversed and reflected as a decrease in the dividend expense reported by us for the year ended September 30, 2011. On May 24, 2011 and on August 24, 2011 we satisfied $7,000 in Series A-13 dividends for each of the first two calendar quarters of 2011, by the issuance on each date of 3,500 unregistered common shares, using the minimum conversion rate of $2.00 per share. These 7,000 common shares were recorded in the aggregate amount of $6,998, based on their fair value at the date of issuance, and included in dividend expense for the year ended September 30, 2011. As of September 30, 2011, accrued but unpaid Series A-13 dividends of $7,000 are reflected as a current liability on our balance sheet. On November 21, 2011 we satisfied $7,000 in Series A-13 dividends for the third calendar quarter of 2011 by the issuance of 3,500 unregistered common shares, using the minimum conversion rate of $2.00 per share.

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

35,000 shares of Series A-13 were outstanding as of September 30, 2011 and 2010. We incurred $6,747 of legal fees and other expenses in connection with the issuance of these shares, which was recorded on our balance sheet as a discount and was amortized as a dividend over the first year of the term of the Series A-13. The unamortized portion of the discount was zero and $1,687 at September 30, 2011 and 2010, respectively.

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

SEPTEMBER 30, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock (continued)

In January 2012, as part of a transaction under which J&C Resources issued us a Funding Letter (see note 1), we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ will receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. We currently estimate this shortfall to be $84,000, which we will pay in monthly installments over a one year period commencing January 31, 2012.

We have agreed that if the Funding Letter is extended for a second year, which extension is subject to negotiation between the parties, we will reimburse the shortfall from the sale of common shares received by CCJ upon conversion of the second tranche of 17,500 shares of Series A-13 now held by CCJ, on the same terms agreed to with respect to the first tranche of 17,500 shares. We have also agreed that in the event that Mr. Johnston is unable to serve as audit committee chairman for fiscal 2013 as a result of his disability or death, and to the extent that there is a shortfall between the proceeds from the resale of the common shares versus the assigned value of the second tranche of 17,500 shares of Series A-13, that the lesser of $36,000 or the shortfall will be paid to him or his estate.

Series A-14 Convertible Preferred Stock

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designations for the Series A-14 with the Florida Secretary of State. Series A-14 has a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share.  Series A-14 had a onetime 5% dividend payable in cash on the first anniversary of the original issue date, which was satisfied by our $26,250 cash payment on September 20, 2011.

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

SEPTEMBER 30, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-14 Convertible Preferred Stock (continued)

The fair value of the warrants issued in connection with the Purchase Agreement was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and is being amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was $146,418 and $295,735 at September 30, 2011 and 2010, respectively. See Note 8 with respect to the recording of the warrants as a liability on our September 30, 2011 and 2010 balance sheets.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has its main sales facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the years ended September 30, 2011 and 2010, and total assets by segment as of the years then ended.

	For the years ended September 30,
	2011	2010
Segment revenue:
Digital Media Services Group	$ 8,122,635	$ 7,861,118
Audio and Web Conferencing Services Group	9,578,069	8,832,988
Total consolidated revenue	$ 17,700,704	$ 16,694,106

Segment operating income:
Digital Media Services Group	1,824,333	1,868,112
Audio and Web Conferencing Services Group	2,700,110	2,432,394
Total segment operating income	4,524,443	4,300,506

Depreciation and amortization	(1,489,650)	(1,923,460)
Corporate and unallocated shared expenses	(5,589,041)	(5,732,814)
Impairment loss on goodwill and other intangible assets	(1,700,000)	(4,700,000)
Other expense, net	(940,714)	(1,224,804)
Net loss	$ (5,194,962)	$ (9,280,572)

	September 30,
	2011	2010
Assets:
Digital Media Services Group	$ 4,490,057	$ 6,320,046
Audio and Web Conferencing Services Group	12,486,260	13,300,614
Corporate and unallocated	789,047	1,091,757
Total assets	$ 17,765,364	$ 20,712,417

Depreciation and amortization, as well as corporate and unallocated shared expenses, impairment loss on goodwill and other intangible assets and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2011, we had issued options and warrants still outstanding to purchase up to 3,402,812 ONSM common shares, including 2,214,358 shares under Plan Options; 41,962 shares under Non-Plan Options to employees and directors; 495,198 shares under Non-Plan Options to financial consultants; and 651,294 shares under warrants issued in connection with various financings and other transactions.

On February 9, 1997, our Board of Directors and a majority of our shareholders adopted the 1996 Stock Option Plan (the "1996 Plan"), which, including the effect of subsequent amendments to the 1996 Plan, authorized up to 750,000 shares available for issuance as options and up to another 333,333 shares available for stock grants. We may no longer issue additional options or stock grants under the 1996 Plan, which expired on February 9, 2007. On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000.

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the years ended September 30, 2011 and 2010 is as follows:

	September 30, 2011		September 30, 2010
				Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Balance, beginning of period	1,170,843	$8.62	1,506,458	$7.92
Granted during the period	1,274,774	$1.13	124,884	$9.42
Expired or forfeited during the period	(231,259)	$4.90	(460,499)	$6.46
Balance, end of the period	2,214,358	$4.70	1,170,843	$8.62

Exercisable at end of the period	831,250	$9.54	1,019,454	$8.85

We recognized compensation expense of approximately $1,168,000 and $816,000 for the years ended September 30, 2011 and 2010, respectively, related to Plan Options granted to employees and consultants and vesting during those periods. The unvested portion of Plan Options outstanding as of September 30, 2011 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $532,000 of potential future compensation expense, which excludes approximately $311,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense through September 30, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 2,214,358 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.8 years and are further described below.

		Total number	Vested portion	Exercise
		of underlying	of underlying	price
		common	common	per	Expiration
Grant date	Description	shares	shares	share	date
Dec 2004	Senior management	25,000	25,000	$7.26	Aug-14
April 2007	Infinite Merger – see note 2	25,000	25,000	$15.00	Apr-12
					Sept 2012 –
Sept 2007	Senior management	356,250	272,917	$10.38	Sept 2016
Dec 2007	Leon Nowalsky – new director	8,333	8,333	$6.00	Dec-11
Dec 2007	Employees excluding senior management	1,667	1,667	$6.00	Dec-11
April 2008	Employees excluding senior management	2,500	2,500	$6.00	Apr-12
May 2008	Consultant	16,667	16,667	$6.00	May-13
Aug 2008	Employees excluding senior management	62,500	62,500	$6.00	Aug-12
					Jun 2014 –
May 2009	Consultant	66,667	33,333	$3.00	Jun 2018
					May 2013 –
May 2009	Employees excluding senior management	50,000	33,333	$3.00	Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug-14
Aug 2009	Directors and senior management	76,773	76,773	$9.42	Aug-14
Dec 2009	Directors and senior management	114,893	114,893	$9.42	Dec-14
Jan 2011	Directors and senior management	525,000	-	$1.23	Jan-15
Jan 2011	Employees excluding senior management	408,700	-	$1.23	Jan-15
Jan 2011	Consultant	50,000	-	$1.23	Jan-15
Jun 2011	RD Whitney – new director	25,000	25,000	$1.00	Jun-15
Sept 2011	Senior management	266,074	-	$0.97	Sep-15
	Total common shares underlying Plan
	Options as of September 30, 2011	2,214,358	831,250

On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. The Black-Scholes valuation of this grant is approximately $803,000, which is being recognized as non-cash compensation expense over the two year service period starting in January 2011. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. The Compensation Committee is in the process of finalizing this grant.

During the year ended September 30, 2011 our Compensation Committee awarded 266,074 four-year options under the provisions of the 2007 Plan as partial satisfaction of withheld compensation – see note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2011, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 41,962 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire at various times from July 2012 to May 2013.

As of September 30, 2011, there were outstanding and fully vested Non-Plan Options issued to financial consultants for the purchase of 495,198 common shares, as follows:

	Number of
	common	Exercise price	Expiration
Issuance period	shares	per share	Date

March 2011	300,000	$1.50	March 2015
Year ended September 30, 2011	300,000

October 2009	75,000	$3.00	Oct 2013
July 2010	50,000	$6.00	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$3.00	Aug 2013
September 2009	8,333	$3.00	Sept 2013
Year ended September 30, 2009	25,000

October 2007	25,000	$10.38	Oct 2011
October 2007	16,667	$10.98	Oct 2011
Year ended September 30, 2008	41,667

March 2007	3,531	$14.88	March 2012
Year ended September 30, 2007	3,531

Total common shares underlying
Non-Plan consultant options
as of September 30, 2011	495,198

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2011, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 651,294 shares of common stock, as follows:

	Number of
	common	Exercise price	Expiration
Description of transaction	shares	per share	Date

LPC Purchase Agreement – September 2010 –
see note 6	565,090	$1.92	September 2015
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Placement fees – common share offering –			March and April
March and April 2007	57,037	$16.20	2012
Total common shares underlying warrants
as of September 30, 2011	651,294

With respect to the warrants issued in connection with the LPC Purchase Agreement, both the exercise price and the number of underlying shares are subject to adjustment in accordance with certain anti-dilution provisions. As a result of the effective conversion price of our common shares issued to retire a portion of the Wilmington Notes, the Lehmann Note and a portion of the Equipment Notes (see note 4), the exercise price of these LPC warrants was adjusted from the original exercise price of $2.00 to approximately $1.91, and the number of underlying shares increased from the original of 540,000 shares to approximately 565,090 shares, as of September 30, 2011. In January 2012, we agreed to modify the rate with respect to converting Series A-13 Preferred shares to common shares from $2.00 to $1.72 per share. At the time of the first conversion of Series A-13 Preferred shares to common shares, the exercise price of the warrants held by LPC will be adjusted from approximately $1.91 to $1.72 per share and the number of underlying shares will be increased from approximately 565,090 to 627,907.

Due to the price-based anti-dilution protection provisions of these warrants (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize these warrants as a liability at their fair value on each reporting date. These warrants were reflected as a non-current liability of $188,211 and $386,404 on our consolidated balance sheets as of September 30, 2011 and 2010, respectively. The $198,193 decrease in the fair value of this liability from September 30, 2010 to September 30, 2011 was reflected as other income in our consolidated statement of operations for the year ended September 30, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense. See note 1 – Effects of Recent Accounting Pronouncements.

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

SEPTEMBER 30, 2011

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (Liquidity – expense reductions, share price decline impact on LPC Purchase Agreement, Funding Letter), 2 (Auction Video – patent appeal developments), 4 (Equipment Notes – amendments, common shares issued for interest; Line of Credit Arrangement – renewal), 5 (NASDAQ listing issues – October 21, 2011 letter) and 6 (Preferred Stock - common shares issued for A-13 dividends, adjustment of A-13 conversion price and agreement to reimburse shortfall) contain disclosure with respect to transactions occurring after September 30, 2011.

