Form 10-Q
period 2011-12-31
Onstream Media CORP
filed 2012-02-21
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer   (    )                                                                                                                 Accelerated filer   (   )

Non-accelerated filer     (    )    (Do not check if a smaller reporting company)             Smaller reporting company   (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes (  )   No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   As of February 15, 2012 the registrant had issued and outstanding 12,093,165 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE
Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at December 31, 2011 and Consolidated Balance Sheet at September 30, 2011	4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2011	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 52

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	53 – 68

Item 4 - Controls and Procedures	68

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	69

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3 – Defaults upon Senior Securities	69

Item 4 – Removed and Reserved	69

Item 5 – Other Information	69

Item 6 - Exhibits	70

Signatures	70

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or MP365 and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2011, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$408,547	$290,865
Accounts receivable, net of allowance for doubtful accounts
of $323,339 and $330,604, respectively	2,375,288	2,453,390
Prepaid expenses	491,449	580,185
Inventories and other current assets	137,901	139,099
Total current assets	3,413,185	3,463,539
PROPERTY AND EQUIPMENT, net	2,721,714	2,714,676
INTANGIBLE ASSETS, net	662,811	785,927
GOODWILL, net	10,696,948	10,696,948
OTHER NON-CURRENT ASSETS	104,263	104,274
Total assets	$17,598,921	$17,765,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,771,776	$1,573,703
Accrued liabilities	1,203,234	1,193,473
Amounts due to directors and officers	472,171	396,392
Deferred revenue	82,886	96,437
Notes and leases payable – current portion, net of discount	1,614,694	1,533,966
Convertible debentures, net of discount	729,890	407,790
Total current liabilities	5,874,651	5,201,761
Notes and leases payable, net of current portion and discount	9,787	11,962
Convertible debentures, net of discount	666,379	1,031,870
Detachable warrants, associated with sale of common shares
and Series A-14 Preferred	165,160	188,211
Total liabilities	6,715,977	6,433,804
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share,
authorized 170,000 shares, 35,000 issued and outstanding, respectively	3	3
Series A-14 Convertible Preferred stock, par value $.0001 per share,
authorized 420,000 shares, 420,000 issued and outstanding, respectively	42	42
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 11,889,665 and 11,779,521 issued and outstanding, respectively	1,188	1,177
Additional paid-in capital	140,497,369	140,291,514
Unamortized discount	(109,179)	(146,418)
Accumulated deficit	(129,506,479)	(128,814,758)
Total stockholders’ equity	10,882,944	11,331,560
Total liabilities and stockholders’ equity	$17,598,921	$17,765,364

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2011	2010
REVENUE:
Audio and web conferencing	$2,011,701	$1,809,460
Webcasting	1,499,954	1,454,837
DMSP and hosting	472,957	488,809
Network usage	479,445	465,120
Other	50,060	19,027
Total revenue	4,514,117	4,237,253

COSTS OF REVENUE:
Audio and web conferencing	645,511	600,107
Webcasting	431,997	359,277
DMSP and hosting	239,794	221,505
Network usage	216,345	208,706
Other	13,441	21,639
Total costs of revenue	1,547,088	1,411,234

GROSS MARGIN	2,967,029	2,826,019

OPERATING EXPENSES:
General and administrative:
Compensation	1,995,876	2,110,509
Professional fees	606,235	541,925
Other	521,735	530,814
Depreciation and amortization	356,508	386,197
Total operating expenses	3,480,354	3,569,445

Loss from operations	(513,325)	(743,426)

OTHER EXPENSE, NET:
Interest expense	(182,848)	(300,340)
Gain for adjustment of derivative liability to fair value	23,051	138,661
Other income	20,284	7,412

Total other expense, net	(139,513)	(154,267)

Net loss	$(652,838)	$(897,693)

Loss per share – basic and diluted:

Net loss per share	$(0.06)	$(0.10)

Weighted average shares of common stock outstanding – basic and diluted	11,852,414	8,742,092

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED DECEMBER 31, 2011

(unaudited)

	Series A- 13		Series A- 14		Common Stock		Additional Paid-in
	Preferred Stock		Preferred Stock				Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2011	35,000	$3	420,000	$42	11,779,521	$1,177	$140,291,514	$(146,418)	$(128,814,758)	$11,331,560
Issuance of options for employee services	-	-	-	-	-	-	121,908	-	-	121,908
Issuance of common shares for consultant services	-	-	-	-	55,113	6	43,660	-	-	43,666
Issuance of common shares for interest	-	-	-	-	51,531	5	38,643	-	-	38,648
Dividends on Series A-13	-	-	-	-	3,500	-	1,644	-	(1,644)	-
Dividends on Series A-14 – amortization of discount	-	-	-	-	-	-	-	37,239	(37,239)	-
Net loss	-	-	-	-	-	-	-	-	(652,838)	(652,838)

Balance, December 31, 2011	35,000	$3	420,000	$42	11,889,665	$1,188	$140,497,369	$(109,179)	$(129,506,479)	$10,882,944

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(652,838)	$(897,693)
Adjustments to reconcile net loss to net cash provided by ( used in) operating activities:
Depreciation and amortization	356,508	386,197
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	226,607	140,656
Compensation expenses paid with options and other equity	168,808	226,134
Amortization of discount on convertible debentures	54,456	58,120
Amortization of discount on notes payable	9,909	61,906
Interest expense paid in common shares and options	-	40,902
Gain for adjustment of derivative liability to fair value	(23,051)	(138,661)
Bad debt expense and other	(30,140)	(4,233)
Net cash provided by (used in) operating activities, before changes in current assets and liabilities	110,259	(126,672)
Changes in current assets and liabilities:
Decrease in accounts receivable	85,367	322,752
(Increase) in prepaid expenses	(68,816)	(94,522)
Decrease in inventories and other current assets	1,177	2,648
Increase (Decrease) in accounts payable, accrued liabilities and amounts due to directors and officers	272,877	(184,315)
(Decrease) Increase in deferred revenue	(13,551)	840
Net cash provided by ( used in) operating activities	387,313	(79,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(240,429)	(233,299)
Net cash used in investing activities	(240,429)	(233,299)

   (Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$311,584	$112,484
Proceeds from sale of common shares, net of expenses	-	268,045
Repayment of notes and leases payable	(242,939)	(318,906)
Repayment of convertible debentures	(97,847)	(436,755)
Net cash used in financing activities	(29,202)	(375,132)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,682	(687,700)

CASH AND CASH EQUIVALENTS, beginning of period	290,865	825,408

CASH AND CASH EQUIVALENTS, end of period	$408,547	$137,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$135,924	$139,412

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$43,666	$71,549
Issuance of options for employee services	$121,908	$176,612
Issuance of common shares for interest	$38,648	$71,395
Declaration of dividends payable on A-13 preferred shares	$7,000	$-
Issuance of common shares for dividends payable on A-13 preferred
shares	$1,644	$-
Elimination of obligation for previously accrued or declared dividends
payable on A-13 preferred shares	$5,356	$-
Issuance of common shares upon debt conversion	$-	$110,321

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

The Webcasting division, which operates primarily from Pompano Beach, Florida and has a sales and support facility in New York City, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. The Webcasting division generates revenue primarily through production and distribution fees.

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

DECEMBER 31, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $129.5 million as of December 31, 2011. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2011, we had a net loss of approximately $5.2 million, although cash provided by operating activities for that period was approximately $35,000. For the three months ended December 31, 2011, we had a net loss of approximately $653,000, although cash provided by operating activities for that period was approximately $387,000. Although we had cash of approximately $409,000 at December 31, 2011, our working capital was a deficit of approximately $2.5 million at that date.

During March and April 2011, we took actions which reduced our compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and by another approximately $25,000 for the fourth quarter of fiscal 2011, with such savings continuing thereafter, although subsequent increases in certain compensation and other expenses have partially offset some of these savings. During October and November 2011, we took actions which reduced our compensation, cost of sales and other expenses by approximately $140,000 for the first quarter of fiscal 2012 and which we expect will reduce them by another approximately $35,000 for the second quarter of fiscal 2012, with such savings continuing thereafter. Based on our results for the year ended September 30, 2011, the three months ended December 31, 2011 and these expected expense reductions, we estimate that future revenues at existing levels would adequately fund all but approximately $515,000 of our anticipated ongoing cash expenditures through September 30, 2012.

If we achieve future revenue in excess of the levels experienced in fiscal 2011 and the first quarter of fiscal 2012, or if any of the holders of the Equipment Notes or the Rockridge Note elect to convert a portion of the existing debt to equity as allowed for under the terms, the cash shortfall could be less than this $515,000. However, if we do not maintain the current revenue level, or if our ongoing cash expenditures are higher than anticipated, the cash shortfall could be greater than this $515,000.

We have implemented and continue to implement specific actions geared towards achieving revenue in excess of the levels experienced in fiscal 2011 and the first quarter of fiscal 2012. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2012. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

On September 24, 2010, we received approximately $824,000 net proceeds (after deducting fees and out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of preferred shares). During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $1.4 million.  LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011 – see note 9 with respect to a February 2012 sale of shares to LPC unrelated to the Purchase Agreement. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since December 31, 2011 and the closing market price was $0.68 per share on February 10, 2012. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

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

DECEMBER 31, 2011

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

DECEMBER 31, 2011

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

We have determined that the Rockridge Note, the CCJ Note and the Equipment Notes, discussed in note 4, meet the definition of a financial instrument as contained in the Financial Instruments topic of the Accounting Standards Codification (“ASC”), as this definition includes a contract that imposes a contractual obligation on us to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. Accordingly, these items are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC, whereby such liabilities are presented at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

We have determined that there are no Level 1 inputs for determining the fair value of the Rockridge Note, the CCJ Note or the Equipment Notes. However, we have determined that the fair value of the Rockridge Note, the CCJ Note and the Equipment Notes may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under our line of credit arrangement (the “Line”) as discussed in note 4 and the value of conversion rights contained in those arrangements, based on the relevant aspects of the same Black Scholes valuation model used by us to value our options and warrants. We have also determined that the fair value of the Rockridge Note, the CCJ Note and the Equipment Notes may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Rockridge Note, the CCJ Note and the Equipment Notes as of December 31 or September 30, 2011 or as of December 31 or September 30, 2010 and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the three months ended December 31, 2011 and 2010, respectively.

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

DECEMBER 31, 2011

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

DECEMBER 31, 2011

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31, 2011 and as of September 30, 2011 was immaterial in relation to our recorded liabilities at those dates.

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

DECEMBER 31, 2011

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

Valuation of Derivatives

In accordance with ASC Topic 415, Derivatives and Hedging, we follow a two-step approach to evaluate an instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to our  own stock, which would in turn determine whether the instrument was treated as a liability to be recorded on our balance sheet at fair value and then adjusted to market in subsequent accounting periods. We have determined that this treatment did apply to a warrant issued by us in September 2010 – see note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

We have approximately $92 million in Federal net operating loss carryforwards as of December 31, 2011, approximately $6 million which expire in fiscal 2012 and approximately $86 million which expire in fiscal years 2018 through 2031.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $92 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $34.7 million as of December 31, 2011, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the three months ended December 31, 2011 and 2010.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of December 31, 2011 and as of September 30, 2011 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the three months ended December 31, 2011 and 2010. The tax years ending September 30, 2007 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the three months ended December 31, 2011 and 2010, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 3,368,687 and 2,172,439 at December 31, 2011 and 2010, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2011 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 175,000 shares of ONSM common stock (and which would be 203,488 shares based on a reduction in the conversion price agreed to by us in January 2012 – see note 6), (ii) 420,000 shares of Series A-14 Convertible Preferred Stock (“Series A-14”) which could potentially convert into 420,000 shares of ONSM common stock, (iii) the $1,157,223 outstanding balance of the Rockridge Note, which could have potentially converted into up to 482,176 shares of our common stock (iv) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) $350,000 of convertible notes which in aggregate could potentially convert into up to 500,000 shares of our common stock, excluding interest, (vi) $35,000 of convertible notes which in aggregate could have potentially converted into up to 7,292 shares of our common stock and (vii) the $100,000 CCJ Note, which could potentially convert into up to 50,000 shares of our common stock.

The potential dilutive effects of the following convertible securities outstanding at December 31, 2010 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 which could have potentially converted into 116,667 shares of ONSM common stock, (ii) 420,000 shares of Series A-14 which could potentially convert into 420,000 shares of ONSM common stock, (iii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest), (iv) the $996,334 convertible portion of the outstanding balance of the Rockridge Note, which could have potentially converted into up to 415,139 shares of our common stock, (v) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (vi) the $200,000 CCJ Note, which could have potentially converted into up to 66,667 shares of our common stock and (vii) the $172,000 outstanding balance of the Lehmann Note, which could have potentially converted into up to 84,314 shares of our common stock.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $854,000 and $794,000 as of December 31 and September 30, 2011, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended December 31, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the three months ended December 31, 2011, the expected volatility rate was 105%, the risk-free interest rate was 1.0% and the expected term was 5 years. There were no Plan options granted during the three months ended December 30, 2010.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the three months ended December 31, 2011 or December 31, 2010.

In all valuations above, expected dividends were $0 and the expected term was the full term of the related options (or in the case of extended options, the incremental increase in the option term as compared to the remaining term at the time of the extension). See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $176,000 and $202,000 for the three months ended December 31, 2011 and 2010, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss equals comprehensive loss for all periods presented.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2011. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of December 31, 2011 and the results of our operations and cash flows for the three months ended December 31, 2011 and 2010. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2012.

Effects of Recent Accounting Pronouncements

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

DECEMBER 31, 2011

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	December 31, 2011			September 30, 2011
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value

Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$8,600,887	$-	$8,600,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Acquired Onstream	821,401	-	821,401	821,401	-	821,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	10,696,948	-	10,696,948	10,696,948	-	10,696,948

Acquisition-related intangible assets (items listed are those remaining on our books as of December 31, 2011):
Infinite Conferencing -
customer lists, trademarks
and URLs	3,181,197	(2,584,856)	596,341	3,181,197	(2,472,149)	709,048
Auction Video - patent
pending	345,956	(279,486)	66,470	339,463	(262,584)	76,879
Total intangible assets	3,527,153	(2,864,342)	662,811	3,520,660	(2,734,733)	785,927

Total goodwill and
other acquisition-related
intangible assets	$14,224,101	$ (2,864,342)	$11,359,759	$14,217,608	$ (2,734,733)	$11,482,875

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

DECEMBER 31, 2011

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger.

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

DECEMBER 31, 2011

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

In December 2011, we learned that the USPO had issued a non-final rejection in June 2011 with regard to the second of the two applications, although we had not received any notice of that action. On December 7, 2011, we filed a request for an extension of time to respond to that non-final rejection, which request the USPO rejected on December 22, 2011 but gave leave for us to provide supplemental information. We provided that supplemental information and as a result the USPO cancelled the June 2011 non-final rejection and reissued it on January 25, 2012. We anticipate filing a response to this reissued non-final rejection on or before the April 25, 2012 deadline. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

With respect to the Infinite and EDNet reporting units, we compared the results for the year ended September 30, 2011 to the projections on which the September 30, 2010 goodwill impairment analysis was primarily based. Based on this comparison and the related analysis, as well as our understanding of generally favorable expectations for business activity in the audio and web conferencing industry in general as well as our business activity in specific, we concluded that the Infinite and EDNet reporting unit projections for 2012-2015, on which the September 30, 2010 goodwill impairment analysis was based, continued to be reasonably achievable and indicative of our minimum expectations.

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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31, 2011			September 30, 2011
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,322,487	$ (9,900,667)	$421,820	$10,284,342	$ (9,815,233)	$469,109	1-5
DMSP	5,781,438	(5,207,444)	573,994	5,749,164	(5,165,995)	583,169	3-5
Other capitalized internal use software	2,643,682	(965,062)	1,678,620	2,482,440	(869,267)	1,613,173	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	547,744	(500,464)	47,280	545,470	(496,245)	49,225	2-7
Totals	$20,663,463	$ (17,941,749)	$2,721,714	$20,429,528	$ (17,714,852)	$2,714,676

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
DECEMBER 31, 2011

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

In connection with development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $904,000 of employee compensation, payments to contract programmers and related costs as of December 31, 2011. As of December 31, 2011, approximately $781,000 of these Streaming Publisher costs had been placed in service and are being depreciated over five years. The remainder of the costs not in service relate primarily to new releases of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of December 31, 2011 includes:

(i) approximately $1,172,000 of employee compensation and payments to contract programmers for development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. $297,000 of these costs, for phase one of MP365, were placed in service on August 1, 2010 and another $675,000 of these costs, for phase two of MP365, were placed in service on July 1, 2011. All costs placed in service are being depreciated over five years. The remaining costs, not placed in service, relate primarily to the next phase of MP365 under development. MP365 development costs exclude costs for development of Streaming Publisher, discussed separately above; and

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

(ii) approximately $892,000 of employee compensation and other costs for the development of webcasting applications, primarily iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast. As of December 31, 2011, $784,000 of these costs had been placed in service and are being depreciated over five years. The remainder of the costs have not been placed in service and relate primarily to new releases of iEncode under development.

The capitalized software development costs discussed above are summarized as follows:

Period	DMSP	MP365	Webcasting	Totals

Three months ended December 31, 2011	$31,000	$100,000	$61,000	$192,000
Year ended September 30, 2011	99,000	489,000	150,000	738,000
Year ended September 30, 2010	314,000	435,000	180,000	929,000
Year ended September 30, 2009	274,000	148,000	288,000	710,000
Year ended September 30, 2008	186,000	-	213,000	399,000

Totals through December 31, 2011	$904,000	$1,172,000	$892,000	$2,968,000

Depreciation and amortization expense for property and equipment was approximately $227,000 and $257,000 for the three months ended December 31, 2011 and 2010, respectively.

NOTE 4: DEBT

Debt includes convertible debentures, notes payable and capitalized lease obligations.

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2011	September 30, 2011
Rockridge Note	$1,157,223	$1,245,069
Equipment Notes	385,000	385,000
CCJ Note	100,000	110,000
Total convertible debentures	1,642,223	1,740,069
Less: discount on convertible debentures	(245,954)	(300,409)
Convertible debentures, net of discount	1,396,269	1,439,660
Less: current portion, net of discount	(729,890)	(407,790)
Convertible debentures, net of current portion	$666,379	$1,031,870

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note

In April and June 2009 we borrowed an aggregate $1.0 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. On September 14, 2009, we entered into Amendment Number 1 to the Agreement (the “Amendment”), as well as an Allonge to the Note (the “Allonge”), under which we borrowed an additional aggregate $1.0 million, resulting in cumulative borrowings by us under the Rockridge Agreement, as amended, of $2.0 million.

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

The Rockridge Note had an outstanding principal balance of $1,157,223 and $1,245,069 at December 31 and September 30, 2011, respectively. Interest is charged at 12% per annum on the outstanding balance. The note is repayable in equal monthly principal and interest installments of $41,409 extending through August 14, 2013, in addition to an approximately $500,000 balloon payment (plus approximately $5,000 interest) due on September 14, 2013 (the “Maturity Date”).

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

Furthermore, in the event of any conversions of principal to ONSM shares by Rockridge (i) they will first be applied to reduce the approximately $500,000 balloon payment and thereafter to reduce monthly payments starting with the latest and (ii) the interest portion of the monthly payments under the Rockridge Note for the remaining months after any such conversion will be adjusted to reflect the outstanding principal being immediately reduced for amount of the conversion. We may prepay the Rockridge Note at any time. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after Rockridge’s written notice to us.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The Rockridge Agreement, as amended, provided that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted shares of our common stock (the “Shares”). The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 (the “Shortfall Payment”), based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements through December 31, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.68 per share on February 10, 2012 was used as a basis of calculation, the required payment would be approximately $75,000.

The 366,667 origination fee Shares discussed above are considered earned by Rockridge and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares, plus legal fees of $55,337 were paid by us in connection with the Rockridge Agreement, were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note. The unamortized portion of this discount was $207,992 and $251,059 as of December 31 and September 30, 2011, respectively.

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, when it was reduced to approximately 28.0% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus any Shortfall Payment, as compared to the assigned value of the Shares on our books, nor do they give effect to the discount from market prices that might be applicable if any portion of the principal is satisfied in common shares instead of cash.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

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

After the principal repayments in cash and conversions of principal to common shares, as discussed above, the outstanding principal balance under the Equipment Notes was $385,000 as of December 31 and September 30, 2011. $350,000 (including $25,000 remaining due under the note held by CCJ) of this $385,000 was amended in July 2011 to provide for a September 3, 2011 maturity date and a $0.90 per common share conversion rate (at the Investors’ option). Effective October 1, 2011 these Equipment Notes in the aggregate amount of $350,000 were further amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the Investors’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the Maturity Date. These Equipment Notes were assigned by the applicable Investors to three accredited entities in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment.

The remaining $35,000 outstanding under the Equipment Notes was not amended to provide for a maturity date other than the original date of June 3, 2011 and remained unpaid as of December 31, 2011, pending the conclusion of certain administrative matters with the holder. We repaid approximately $27,000 of this balance in February 2012 and intend to repay the approximately $8,000 remaining balance on or before March 31, 2012. Until repaid, this remaining balance would be convertible to our common shares using a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date of conversion, but in no event may the conversion price be less than $4.80 per share.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

The Investors initially received 1,667 restricted ONSM common shares for each $100,000 lent to us, and also received interest at 12% per annum. Interest was payable every 6 months in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. In some cases, the April through August 2011 amendments to the Equipment Notes set a minimum conversion rate of $1.20 per common share for subsequent interest payments. In lieu of cash payments for interest previously due on these Equipment Notes, we elected to issue the following unregistered common shares to the Investors, which were recorded based on the fair value of those shares on the issuance date.

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

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the Investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and was amortized as interest expense over the original three year term of the Equipment Notes. The effective interest rate of the Equipment Notes through September 30, 2011 was approximately 19.5% per annum, excluding (i) the effect of the net premium arising from our payment of interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance and (ii) the excess of the market value of common shares, issued with respect to the conversion of certain Equipment Notes, over the carrying value of those Equipment Notes, as discussed above. As of October 1, 2011, the effective interest rate of the Equipment Notes is 12% per annum, excluding the effect of any premium or discount arising from our payment of principal or interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note

On December 29, 2009, we entered into an agreement with CCJ converting a previously received $200,000 advance to an unsecured subordinated note (the “CCJ Note”) bearing 8% interest per annum and payable in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and 2012, respectively. In connection with this amendment, we paid $16,263 in cash for the previously accrued interest. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 restricted common shares. Although the market value of these shares at the time of the agreement exceeded the related principal amount by $38,000, we did not make the shares physically available to CCJ until two weeks later, by which time the market price had reduced to a level equal to the related principal amount. Accordingly, we have determined that there was not an effective conversion premium over market and therefore there was no recognition of additional non-cash interest expense other than the write-off of debt discount as discussed below. Although the remaining $10,000 principal, plus the interest due on the $90,000 from April 1, 2011 and the interest due on the $10,000 from July 22, 2011, was paid in January 2012, that obligation was reflected by us in accounts payable as of December 31, 2011. The remaining $100,000 principal balance of the CCJ Note may be converted at any time by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation).

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note (continued)

The unamortized portion of the debt discount was $37,962 and $49,350 at December 31 and September 30, 2011, respectively. Through December 31, 2010, the discount was being amortized as interest expense over the original four-year term of the CCJ Note. Effective January 1, 2011, the remaining unamortized discount, plus additional discount arising from the modified terms, is being amortized as interest expense over the modified two-year term of the CCJ Note. Approximately $29,000 of the unamortized discount was written off to interest expense in July 2011 in connection with the conversion of $90,000 debt principal to common shares, as discussed above.

Notes and Leases Payable

Notes and leases payable consist of the following:

	December 31, 2011	September 30, 2011
Line of Credit Arrangement	$1,606,333	$1,525,825
Capitalized equipment leases	18,163	20,103
Total notes and leases payable	1,624,496	1,545,928
Less: discount on notes payable	(15)	-
Notes and leases payable, net of discount	1,624,481	1,545,928
Less: current portion, net of discount	(1,614,694)	(1,533,966)
Long term notes and leases payable, net of current portion	$9,787	$11,962

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

The outstanding balance bears interest at 13.5% per annum (reduced to 12.0% effective December 27, 2011), adjustable based on changes in prime after December 28, 2009, payable monthly in arrears. We also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears.

Commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the Line. These amounts paid were approximately $4,400 and $23,500 for the three months ended December 31, 2011 and 2010, respectively. The unamortized portion of the debt discount was $15 and zero as of December 31 and September 30, 2011, respectively. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, was incurred for the two-year renewal of the Line effective December 28, 2011, and such fee is payable in two installments in February 2012 and December 2012.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The outstanding principal balance due under the Line may be repaid by us at any time, and the term may be extended by us past the current December 27, 2013 expiration date for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents for quarterly periods through December 31, 2011, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. The Lender waived the Covenant requirement for the December 31, 2010 quarter, but charged us additional interest of 3% per annum from the March 16, 2011 waiver date through May 16, 2011, when we demonstrated that we were in compliance with the Covenant for the March 31, 2011 quarter. We were also in compliance with this Covenant for the June 30, September 30 and December 31, 2011 quarters. The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments.

Effective February 2012, the modified terms of the Line require that all funds remitted by our customers in payment of our receivables be deposited directly to a bank account owned by the Lender. Once those deposited funds become available, the Lender is then required to immediately remit them to our bank account, provided that we are not in default under the Line and to the extent those funds exceed any past due principal, interest or other payments due under the Line, which the Lender may offset before remitting the balance.

The Lender must approve any additional debt incurred by us, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the Lender has approved the $1.0 million Equipment Notes we issued in June and July 2008, the Rockridge Note we issued for $1.0 million in April 2009 and amended to $2.0 million in September 2009, the $200,000 CCJ Note we issued in December 2009, all as discussed above, as well as the $250,000 Greenberg Note we issued in January 2010, the $500,000 Wilmington Notes we issued in February 2010 and the $250,000 Lehmann Note we issued in May 2010.

Capitalized Equipment Leases

We are obligated under a capital lease for telephone equipment, with an outstanding principal balance of $18,163 and $20,103 as of December 31 and September 30, 2011, respectively. The balance is payable in monthly payments of $828 through January 2014, which includes interest at approximately 11% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES

NASDAQ listing issues

On October 21, 2011, we received a letter from NASDAQ stating that we have 180 calendar days, or until April 18, 2012, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the thirty consecutive business days preceding that letter. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the April 18, 2012 deadline. If we are not considered compliant by April 18, 2012, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and we provide written notice of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we will be granted an additional 180 calendar day compliance period. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.68 per share on February 10, 2012.

We have incurred losses since our inception, and our operations have been financed primarily through the issuance of equity (publicly traded shares and convertible equivalents) and debt. Our access to funding under the LPC Purchase Agreement requires, among other things, that our common stock be traded on NASDAQ or a similar national exchange.

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

DECEMBER 31, 2011

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

Effective October 1, 2009, a significant portion of our workforce, including the Executives, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Executives and the contractually scheduled September 28, 2010 and September 28, 2011 raises were not given effect, no adjustment was made to the terms of their related employment agreements, as set forth above, to reflect these matters. Based on approval by our Compensation Committee effective September 29, 2011, 41,073 restricted common Plan shares and four-year Plan options to purchase 266,074 common shares for $0.97 per share (greater than fair market value on the date of issuance) were issued to the Executives as partial consideration for this withheld compensation. The common shares are restricted from trading unless Board approval is given and the options are as of now unvested. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our December 31, 2011 balance sheet pertains to the unresolved contractual obligations, to the extent not addressed by the issuance of restricted shares and options discussed above. We do not expect that the ultimate resolution of this matter will have a materially adverse effect on our financial position or results of operations.

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

DECEMBER 31, 2011

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

DECEMBER 31, 2011

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

Lease commitments

We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $58,000. The leases have expiration dates ranging from 2011 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. The future minimum lease payments required under the non-cancelable leases, plus the capital lease included in Notes Payable and more fully discussed in note 4, are approximately $820,000. Total rental expense (including executory costs) for all operating leases was approximately $171,000 and $208,000 for the three months ended December 31, 2011 and 2010, respectively.

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

DECEMBER 31, 2011

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

Purchase commitments

We have entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate minimum purchase commitment of approximately $184,000, such agreements expiring at various times through August 2013.

We are a party to an agreement for services in connection with our internal corporate phone system, requiring monthly payments of approximately $2,600 per month for a three year period ending August 2013.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Legal and regulatory proceedings (continued)

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

NOTE 6:  CAPITAL STOCK

Common Stock

During the three months ended December 31, 2011 we issued 55,113 common shares for financial consulting and advisory services, comprised of (i) 30,000 unregistered common shares valued at approximately $29,000 and (ii) 25,113 unregistered common Plan shares valued at approximately $15,000. These shares will be recognized as professional fees expense and as other general and administrative expense over various service periods of up to 6 months. None of these shares or options were issued to our directors or officers.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $227,000 and $141,000 for the three months ended December 31, 2011 and 2010, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $253,000 in deferred equity compensation expense at December 31, 2011, to be amortized over the remaining periods of service of up to 6 months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

As of December 31, 2011, 165,000 shares issued for financial consulting and advisory services and recorded in fiscal 2011 have not yet been earned and would be recoverable by us in the event of our termination of the related contract on or before February 28, 2012.

During the three months ended December 31, 2011, we issued 51,531 unregistered common shares valued at approximately $39,000 for interest on the Equipment Notes- see note 4.

During the three months ended December 31, 2011 we issued 3,500 unregistered common shares for Series A-13 dividends for the third calendar quarter of 2011, as discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with a warrant to purchase 540,000 of our common shares. In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received $824,045 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). See notes 6 and 8 for further details with respect to the Series A-14 and the warrant.

During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of $1,408,192. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecut ive business days prior to the date of a purchase by LPC.   LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011 – see note 9 with respect to a February 2012 sale of shares to LPC unrelated to the Purchase Agreement. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since December 31, 2011 and the closing market price was $0.68 per share on February 10, 2012. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

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

DECEMBER 31, 2011

NOTE 6:  CAPITAL STOCK (Continued)

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

Preferred Stock

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State. On March 2, 2011, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State, reflecting certain changes arising from a January 2011 agreement with CCJ Trust, as discussed below. On January 20, 2012, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 with the Florida Secretary of State, reflecting certain changes arising from a January 2012 agreement with J&C Resources, as discussed below. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $1.72 per common share (after the January 20, 2012 modification). Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are payable quarterly, as well as at the time of any conversion of A-13, in cash or at our option in the form of our common shares, using the greater of (i) $2.00 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

In lieu of cash payments for dividends due on Series A-13, we elected to issue the following unregistered common shares to the holder, using the minimum conversion rate of $2.00 per share, which shares were recorded based on the fair value of those shares on the issuance date.

Share issuance date	Number of unregistered common shares	Dividend period	Dividends if paid in cash	Fair value of shares at issuance
March 3, 2011	14,000	Jan - December 2010	$28,000	$15,820
May 24, 2011	3,500	Jan 2011 – March 2011	$ 7,000	$ 4,129
August 24, 2011	3,500	April 2011 – June 2011	$ 7,000	$ 2,868
November 21, 2011	3,500	July 2011 – Sept 2011	$ 7,000	$ 1,644
February 10, 2012	3,500	Oct 2011–December 2011	$ 7,000	$ 2,345

As of December 31, 2011, accrued but unpaid Series A-13 dividends of $7,000 for the fourth calendar quarter of 2011 were reflected as a current liability on our balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

35,000 shares of Series A-13 were outstanding as of December 31 and September 30, 2011. We incurred $6,747 of legal fees and other expenses in connection with the issuance of these shares, which was recorded on our balance sheet as a discount and was amortized as a dividend over the first year of the term of the Series A-13. The unamortized portion of the discount was zero at December 31 and September 30, 2011.

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

In January 2012, as part of a transaction under which J&C Resources issued us a Funding Letter (see note 1), we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ will receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. We currently estimate this shortfall to be $84,000, which we have agreed to pay in monthly installments over a one year period commencing January 31, 2012.

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

DECEMBER 31, 2011

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

The fair value of the warrants issued in connection with the Purchase Agreement was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and is being amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was $109,179 and $146,418 at December 31 and September 30, 2011, respectively. See Note 8 with respect to the recording of the warrants as a liability on our December 31 and September 30, 2011 balance sheets.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has its main sales facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the three months ended December 31, 2011 and 2010, and total assets by segment as of December 31 and September 30, 2011.

	For the three months ended December 31,
	2011	2010
Segment revenue:
Digital Media Services Group	$ 2,010,914	$ 1,949,633
Audio and Web Conferencing Services Group	2,503,203	2,287,620
Total consolidated revenue	$ 4,514,117	$ 4,237,253

Segment operating income:
Digital Media Services Group	525,384	396,820
Audio and Web Conferencing Services Group	724,188	589,700
Total segment operating income	1,249,572	986,520

Depreciation and amortization	(356,508)	(386,197)
Corporate and unallocated shared expenses	(1,406,389)	(1,343,749)
Other expense, net	(139,513)	(154,267)
Net loss	$ (652,838)	$ (897,693)

	December 31, 2011	September 30, 2011
Assets:
Digital Media Services Group	$ 4,495,920	$ 4,490,057
Audio and Web Conferencing Services Group	12,221,805	12,486,260
Corporate and unallocated	881,196	789,047
Total assets	$ 17,598,921	$ 17,765,364

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2011, we had issued options and warrants still outstanding to purchase up to 3,368,687 ONSM common shares, including 2,191,900 shares under Plan Options; 41,962 shares under Non-Plan Options to employees and directors; 483,531 shares under Plan and Non-Plan Options to financial and other consultants; and 651,294 shares under warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the three months ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	2,214,358	$4.72
Granted during the period	-	-
Expired or forfeited during the period	(22,458)	$1.34
Balance, end of the period	2,191,900	$4.69

Exercisable at end of the period	909,792	$9.57

We recognized compensation expense of approximately $169,000 and $226,000 for the three months ended December 31, 2011 and 2010, respectively, related to Plan Options granted to employees and consultants and vesting during those periods. The unvested portion of Plan Options outstanding as of December 31 2011 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $426,000 of potential future compensation expense, which excludes approximately $416,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense through December 31, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 2,191,900 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.6 years and are further described below.

Grant date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date
Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
April 2007	Infinite Merger – see note 2	25,000	25,000	$15.00	April 2012
Sept 2007	Senior management	344,792	344,792	$10.38	Sept 2012 – Sept 2016
April 2008	Employees excluding senior management	2,500	2,500	$6.00	April 2012
May 2008	Consultant	16,667	16,667	$6.00	May 2013
Aug 2008	Employees excluding senior management	62,500	62,500	$6.00	Aug 2012
May 2009	Consultant	66,667	33,333	$3.00	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	50,000	50,000	$3.00	May 2013 – Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	76,773	76,773	$9.42	Aug 2014
Dec 2009	Directors and senior management	114,893	114,893	$9.42	Dec 2014
Jan 2011	Directors and senior management	525,000	-	$1.23	Jan 2015
Jan 2011	Employees excluding senior management	407,700	-	$1.23	Jan 2015
Jan 2011	Consultant	50,000	-	$1.23	Jan 2015
Jun 2011	RD Whitney – new director	25,000	25,000	$1.00	Jun 2015
Sept 2011	Senior management	266,074	-	$0.97	Sept 2015
	Total common shares underlying Plan Options as of December 31, 2011	2,191,900	909,792

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

As of December 31, 2011, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 41,962 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire at various times from July 2012 to May 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2011, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 483,531 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Type	Expiration Date

November 2011	30,000	$0.92	Plan	Nov 2016
Three months ended December 31, 2011	30,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

October 2009	75,000	$3.00	Non-Plan	Oct 2013
July 2010	50,000	$6.00	Non-Plan	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$3.00	Plan	Aug 2013
September 2009	8,333	$3.00	Non-Plan	Sept 2013
Year ended September 30, 2009	25,000

March 2007	3,531	$14.88	Non-Plan	March 2012
Year ended September 30, 2007	3,531

Total common shares underlying consultant options as of December 31, 2011	483,531

As of December 31, 2011, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 651,294 shares of common stock, as follows:

	Number of
	common	Exercise price	Expiration
Description of transaction	shares	per share	Date

LPC Purchase Agreement – September 2010 –
see note 6	565,090	$1.92	September 2015
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Placement fees – common share offering –			March and April
March and April 2007	57,037	$16.20	2012
Total common shares underlying warrants
as of December 31, 2011	651,294

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

With respect to the warrant issued in connection with the LPC Purchase Agreement (the “LPC Warrant”), both the exercise price and the number of underlying shares are subject to adjustment in accordance with certain anti-dilution provisions. As a result of the effective conversion price of our common shares issued to retire certain debt through December 31, 2011, including a portion of the Equipment Notes (see note 4), the exercise price of the LPC Warrant has been adjusted from the original exercise price of $2.00 to approximately $1.91, and the number of underlying shares increased from the original of 540,000 shares to approximately 565,090 shares. Equipment Notes with a remaining outstanding balance of $350,000 may be converted to 500,000 common shares using a rate of $0.70 per share - in the event of such conversion the exercise price of the LPC Warrant would be adjusted from approximately $1.91 to approximately $1.86 per share and the number of underlying shares would be increased from approximately 565,090 to approximately 580,562. In January 2012, we modified the rate for converting Series A-13 Preferred shares to common shares from $2.00 to $1.72 per share. At the time of any such conversion, the exercise price of the LPC Warrant will be adjusted from approximately $1.91 to $1.72 per share and the number of underlying shares will be increased from approximately 565,090 to 627,907.

Due to the price-based anti-dilution protection provisions of the LPC Warrant (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize the LPC Warrant as a liability at its fair value on each reporting date. The LPC Warrant was reflected as a non-current liability of $165,160 and $188,211 on our consolidated balance sheets as of December 31 and September 30, 2011, respectively. The $23,051 decrease in the fair value of this liability from September 30, 2011 to December 31, 2011 was reflected as other income in our consolidated statement of operations for the three months ended December 31, 2011. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense. See note 1 – Effects of Recent Accounting Pronouncements.

The LPC Warrant contains certain cashless exercise rights. The number of shares of ONSM common stock that can be issued upon the exercise of the LPC Warrant is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.99% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%.

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (Liquidity – expense reductions, share price decline impact on LPC Purchase Agreement, Funding Letter), 2 (Auction Video – patent appeal developments), 4 (Equipment Notes – principal repayments; Line of Credit Arrangement – renewal and modified terms), 6 (Preferred Stock - common shares issued for A-13 dividends, adjustment of A-13 conversion price and agreement to reimburse shortfall)  and 8 (Anti-dilution adjustments to LPC Warrant) contain disclosure with respect to transactions occurring after December 31, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 9:  SUBSEQUENT EVENTS (Continued)

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share. This transaction was unrelated to the LPC Purchase Agreement dated September 17, 2010 and subsequently amended.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 94 full time employees as of February 10, 2012, with operations organized in two main operating groups:

•                      Digital Media Services Group

•                      Audio and Web Conferencing Services Group

Our Digital Media Services Group consists primarily of our Webcasting division, our DMSP (“Digital Media Services Platform”) division and our MP365 (“MarketPlace365”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.

Our Webcasting division, which operates primarily from Pompano Beach, Florida and has a sales and support facility in New York City, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity.  Our DMSP division, which operates primarily from Colorado Springs, Colorado, provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video and operates primarily from Colorado Springs, Colorado, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. Our Smart Encoding division, which operates primarily from San Francisco, California, provides both automated and manual encoding and editorial services for processing digital media. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP.

Our MP365 division, which operates primarily from Pompano Beach, Florida with additional operations in San Francisco, California, enables publishers, associations, tradeshow promoters and entrepreneurs to self-deploy their own online virtual marketplaces using the MarketPlace365 ® platform.

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

Recent Developments

Our securities are listed on The NASDAQ Capital Market. On October 21, 2011 we received a letter from NASDAQ stating that we have 180 calendar days, or until April 18, 2012, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the thirty consecutive business days preceding that letter. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the April 18, 2012 deadline. If we are not considered compliant by April 18, 2012, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and we provide written notice of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we will be granted an additional 180 calendar day compliance period. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.68 per share on February 10, 2012. We have incurred losses since our inception, and our operations have been financed primarily through the issuance of equity (publicly traded shares and convertible equivalents) and debt. Our access to funding under the LPC Purchase Agreement requires, among other things, that our common stock to be traded on NASDAQ or a similar national exchange.

As of September 30, 2010 we were obligated for an aggregate of $1.0 million that we had borrowed in 2008 from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. The related notes that we had issued to those Investors (the “Equipment Notes”) had an original maturity date of June 3, 2011. At various times from April 4, 2011 to July 20, 2011, $550,000 of the outstanding balance of those notes was converted to our common shares, using conversion prices from $0.90 to $1.20 per share. As a result of those conversions, as well as cash repayments aggregating $65,000, the remaining outstanding principal balance under the Equipment Notes was $385,000 as of September 30, 2011. Effective October 1, 2011, $350,000 of those Equipment Notes were amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the Investors’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the revised maturity date. These Equipment Notes were assigned by the applicable Investors to three accredited entities in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment. Of t he remaining $35,000 of the balance outstanding under the Equipment Notes as of September 30, 2011, approximately $27,000 was repaid in February 2012 and the balance is expected to be paid on or before March 31, 2012.

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

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share. This transaction was unrelated to the LPC Purchase Agreement dated September 17, 2010 and subsequently amended.

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

Results of Operations

Our consolidated net loss for the three months ended December 31, 2011 was approximately $653,000 ($0.06 loss per share) as compared to a loss of approximately $898,000 ($0.10 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $245,000 (27.3%). The decreased net loss was primarily due to increased gross margin for the three months ended December 31, 2011, which was approximately $141,000, or 5.0%, greater than in the corresponding period of the prior fiscal year, and corresponded to an approximately 6.5% increase in our revenues for that same period. Also, operating expenses for the three months ended December 31, 2011 decreased by approximately $89,000, or 2.5%, as compared to the corresponding period of the prior fiscal year. This decrease in operating expenses was primarily due to an approximately $115,000, or 5.4%, decrease in compensation expense as compared to the corresponding period of the prior fiscal year.

The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three months ended December 31,
	2011	2010
Revenue:

Audio and web conferencing	44.6%	42.7%
Webcasting	33.2	34.3
DMSP and hosting	10.5	11.5
Network usage	10.6	11.0
Other	1.1	0.5
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	14.3%	14.2%
Webcasting	9.6	8.5
DMSP and hosting	5.3	5.2
Network usage	4.8	4.9
Other	0.3	0.5
Total costs of revenue	34.3%	33.3%

Gross margin	65.7%	66.7%

Operating expenses:
Compensation	44.2%	49.8%
Professional fees	13.4	12.8
Other general and administrative	11.6	12.5
Depreciation and amortization	7.9	9.1
Total operating expenses	77.1%	84.2%

Loss from operations	(11.4)%	(17.5)%

Other expense, net:
Interest expense	(4.1)%	(7.2)%
Gain from adjustment of derivative liability to
fair value	0.5	3.3
Other income	0.5	0.2
Total other expense, net	(3.1)%	(3.7)%

Net loss	(14.5)%	(21.2)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent

Total revenue	$4,514,117	$4,237,253	$276,864	6.5%
Total costs of revenue	1,547,088	1,411,234	135,854	9.6
Gross margin	2,967,029	2,826,019	141,010	5.0%

General and administrative expenses	3,123,846	3,183,248	(59,402)	(1.9)%
Depreciation and amortization	356,508	386,197	(29,689)	(7.7)
Total operating expenses	3,480,354	3,569,445	(89,091)	(2.5)%

Loss from operations	(513,325)	(743, 426)	(230,101)	(31.0)%

Other expense, net	(139,513)	(154,267)	(14,754)	(9.6)

Net loss	$(652,838)	$(897,693)	$(244,855)	(27.3)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.5 million for the three months ended December 31, 2011, an increase of approximately $277,000 (6.5%) from the corresponding period of the prior fiscal year, primarily due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $2.5 million for the three months ended December 31, 2011, an increase of approximately $216,000 (9.4%) from the corresponding period of the prior fiscal year. This increase was primarily a result of increased audio conferencing revenues in the Infinite division.

Infinite division revenues increased by approximately $202,000 (11.2%) for the three months ended December 31, 2011 as compared to the corresponding period of the prior fiscal year. The number of minutes billed by the Infinite division was approximately 28.0 million for the three months ended December 31, 2011, as compared to approximately 24.3 million minutes billed for the corresponding period of the prior fiscal year. However, the average revenue per minute was approximately 7.3 cents for the three months ended December 31, 2011, as compared to approximately 7.5 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

For some time the Infinite division sales force has been focusing on entering into agreements with organizations with resources to provide Infinite’s audio and web conferencing services to certain targeted groups. This included a reseller agreement with Copper Conferencing, a leading, carrier-class conferencing services provider for small and medium-sized businesses and the expansion of Infinite’s alliance with BT Conferencing by providing a jointly developed conferencing platform to Infinite’s reservationless client base. Although these relationships and initiatives are important as a basis for building future sales, in some cases we expect a lead time of a year or longer before they are reflected in actual recorded sales. We believe that the current levels of Infinite division revenues are a reflection of these and other sales initiatives.

We expect the above trend to continue and accordingly we expect the fiscal 2012 revenues of the Audio and Web Conferencing Services Group, as well as of its Infinite division, to exceed the respective fiscal 2011 amounts for the year as a whole, although this cannot be assured.

Digital Media Services Group revenues were approximately $2.0 million for the three months ended December 31, 2011, an increase of approximately $61,000 (3.1%) from the corresponding period of the prior fiscal year, primarily due to an increase in webcasting division revenues.

Webcasting revenues increased by approximately $45,000 (3.1%) for the three months ended December 31, 2011 as compared to the corresponding period of the prior fiscal year. The average revenue per webcast event of approximately $1,217 for the three months ended December 31, 2011 was approximately $443, or 51.8%, higher than the corresponding period of the prior fiscal year. However, we produced approximately 1,300 webcasts during the three months ended December 31, 2011, a decrease of approximately 640 webcasts as compared to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

We expect the above trend to continue and accordingly we expect the fiscal 2012 revenues of the Digital Media Services Group, as well as of its Webcasting division, to exceed the respective fiscal 2011 amounts for the year as a whole, although this cannot be assured.

During fiscal 2009, we began the development of the MarketPlace365 ® (MP365) platform, which enables the creation of on-line virtual marketplaces, trade shows and social communities, with a goal of generating business leads for our customers, the MP365 site promoters. As a key element of our sales and marketing program, we have entered into several MP365 agent agreements, including a December 2009 agreement with the Tarsus Group plc (“Tarsus”), for them to market MP365 to Tarsus' more than 19,000 trade shows and 2,000 suppliers that are part of their Trade Show News Network (“TSNN”), a leading online resource for the trade show, exhibition and event industry and a February 2010 agreement with the Trade Show Exhibitors Association (“TSEA”) for them to market MP365 to TSEA’s members, vendors and sponsors. We also signed an April 2010 agent agreement with AMC Institute, a May 2010 agent agreement with Conventions.net, a March 2011 agent agreement with Smart Source, a May 2011 agent agreement with WebiMax and several others.

The first MP365 site was launched in July 2010. There are currently eleven active MP365 promoter sites and we have signed MP365 promoter contracts for another 21 marketplaces (which does not include promoter contracts signed but then later cancelled by us for non-performance). Although we expect several of these 21 marketplaces to eventually launch and become active, some of these promoters have done little or no site development activity to date and thus may not ultimately launch an active marketplace. In general, the promoter of an active marketplace is expected to pay us a monthly fee based on the number of exhibitors within their MP365 marketplace, as well as a share of the revenue from advertising in their MP365 marketplace. However, special pricing and payment terms have been granted to MP365 promoters during the current initial stage of introducing the MP365 platform, and may continue to be granted. The attainment of any revenue from a MP365 marketplace or promoter contract is subject to various factors, including the implementation of the MP365 product by the promoter/purchaser, including the sales of booths to exhibitors and related advertising, which amount and timing cannot be assured. We expect to eventually recognize additional revenue beyond exhibitor and advertising fees since MP365 will integrate with and utilize almost all of our other technologies including DMSP, webcasting, UGC and conferencing.

Consolidated gross margin was approximately $3.0 million for the three months ended December 31, 2011, an increase of approximately $141,000 (5.0%) from the corresponding period of the prior fiscal year. This increase was due to approximately $157,000 additional gross margin from the Infinite division of the Audio and Web Conferencing Services Group, corresponding to an approximately $202,000 increase in Infinite division revenues.

Our consolidated gross margin percentage was 65.7% for the three months ended December 31, 2011, versus 66.7% for the corresponding period of the prior fiscal year.

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

Operating Expenses

Consolidated operating expenses were approximately $3.5 million for the three months ended December 31, 2011, a decrease of approximately $89,000 (2.5%) from the corresponding period of the prior fiscal year, primarily due to an approximately $115,000, or 5.4%, decrease in compensation expense as compared to the corresponding period of the prior fiscal year. During March and April 2011, we took actions which reduced our compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and by another approximately $25,000 for the fourth quarter of fiscal 2011, with such savings continuing thereafter, although subsequent increases in certain compensation and other expenses have partially offset some of these savings. Furthermore, during October and November 2011, we took actions which reduced our compensation, cost of sales and other expenses by approximately $140,000 for the first quarter of fiscal 2012 and which we expect will reduce them by another approximately $35,000 for the second quarter of fiscal 2012, with such savings continuing thereafter.

Excluding the impact, if any, arising from any fiscal 2012 goodwill impairment charges as compared to those costs in fiscal 2011, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for fiscal year 2012 to be less than the corresponding fiscal 2011 amount for the year as a whole, although this cannot be assured.

Other Expense

Other expense of approximately $140,000 for the three months ended December 31, 2011 represented an approximately $15,000 (9.6%) decrease as compared to the corresponding period of the prior fiscal year. This decrease arose from an approximately $117,000 decrease in interest expense, partially offset by an approximately $116,000 reduction in the gain from the adjustment of a derivative liability to fair value.

The approximately $117,000 decrease in interest expense for the three months ended December 31, 2011, as compared to the corresponding period of the prior fiscal year, was primarily attributable to (i) approximately $63,000 greater interest expense during the three months ended December 31, 2010 related to the Equipment Notes, resulting from the amortization of discount on those notes ending on the original June 2011 maturity date as well as the outstanding balance of $1.0 million during the three months ended December 31, 2010 as compared to $350,000 (interest-bearing portion) during the three months ended December 31, 2011 and (ii) approximately $43,000 greater interest expense during the three months ended December 31, 2010 related to borrowings aggregating $1.0 million during fiscal 2010 ($250,000 under the Greenberg Note in January 2010, $500,000 under the Wilmington Notes in February 2010 and $250,000 under the Lehmann Note in May 2010). Those borrowings had effective interest rates ranging from 50.7% to 83.9% per annum, with a weighted average rate of 73.9% per annum and although a substantial portion was fully repaid on October 1, 2010, the balance was not repaid until January 2011.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions)  included in a warrant issued by us in September 2010 in connection with the LPC Purchase Agreement (the “LPC Warrant”) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize the LPC Warrant as a liability at its fair value on each reporting date. The LPC Warrant was initially reflected as a non-current liability of approximately $386,000 on our September 30, 2010 consolidated balance sheet. However, since the fair value of this liability was approximately $248,000 as of December 31, 2010, an adjustment for the approximately $138,000 decrease in that liability’s carrying value on our balance sheet was reflected as other income in our consolidated statement of operations for the three months ended December 31, 2010. Although a similar adjustment was made for the three months ended December 31, 2011, the decrease in that liability’s carrying value on our balance sheet from September 30, 2011 to December 31, 2011 was only approximately $23,000. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

In January 2012, as part of a transaction under which J&C Resources issued a Funding Letter whereby they would lend us $550,000 under certain conditions through December 31, 2012, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ will receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. Based on the estimated shortfall plus (i) the increased value, resulting from this decreased conversion rate, of the underlying common stock related to a second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of the issuance of additional warrants and a lower conversion price on all warrants held by Lincoln Park Capital arising from anti-dilution provisions in those warrants, we estimate that the total cost of this Funding Letter was approximately $118,000, which we will recognize as expense over a one year period commencing January 2012.

Liquidity and Capital Resources

Our financial statements for the year ended September 30, 2011 reflect a net loss of approximately $5.2 million and cash provided by operating activities for that period of approximately $35,000. For the three months ended December 31, 2011, we had a net loss of approximately $653,000, although cash provided by operating activities for that period was approximately $387,000. Although we had cash of approximately $409,000 at December 31, 2011, our working capital was a deficit of approximately $2.5 million at that date.

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $1.2 million at December 31, 2011. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly principal and interest installments of $41,409 extending through August 14, 2013, in addition to an approximately $500,000 balloon payment (plus approximately $5,000 interest) due on September 14, 2013 (the “Maturity Date”). Interest is charged at 12% per annum on the outstanding balance. Upon notice from Rockridge at any time and from time to time prior to the Maturity Date, all or part of the outstanding principal amount of the Rockridge Note may be converted into a number of restricted shares of ONSM common stock. These conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.

The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 366,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”) We have recorded no accrual for this matter on our financial statements through December 31, 2011, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.68 per share on February 10, 2012 was used as a basis of calculation, the required payment would be approximately $75,000.

The effective interest rate of the Rockridge Note is approximately 28.0% per annum. This rate does not give effect to any difference between the sum of the value of the Shares at the time of issuance plus any Shortfall Payment, as compared to the assigned value of the Shares on our books, nor do they give effect to the discount from market prices that might be applicable if any portion of the principal is satisfied in common shares instead of cash.

I n December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.5 million as of February 10, 2012) bears interest at 13.5% per annum (reduced to 12.0% effective December 27, 2011), adjustable based on changes in prime after December 28, 2009, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, and the term may be extended by us past the current December 27, 2013 expiration date for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, as defined in the applicable loan documents for quarterly periods through December 31, 2011, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. The Lender waived the Covenant requirement for the December 31, 2010 quarter, but charged us additional interest of 3% per annum from the March 16, 2011 waiver date through May 16, 2011, when we demonstrated that we were in compliance with the Covenant for the March 31, 2011 quarter. We were also in compliance with this Covenant for the June 30, September 30 and December 31, 2011 quarters. The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments.

Effective February 2012, the modified terms of the Line require that all funds remitted by our customers in payment of our receivables be deposited directly to a bank account owned by the Lender. Once those deposited funds become available, the Lender is then required to immediately remit them to our bank account, provided that we are not in default under the Line and to the extent those funds exceed any past due principal, interest or other payments due under the Line, which the Lender may offset before remitting the balance.

As of December 31, 2011, we were obligated under convertible Equipment Notes with a current outstanding principal balance of $385,000. These Equipment Notes are collateralized by specifically designated software and equipment owned by us, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Effective October 1, 2011 a portion of these Equipment Notes in the aggregate amount of $350,000 were amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the holders’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the new maturity date. These Equipment Notes were assigned by the previous holders to three accredited entities in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment.

The remaining $35,000 outstanding under the Equipment Notes was not amended to provide for a maturity date other than the original date of June 3, 2011 and remained unpaid as of December 31, 2011, pending the conclusion of certain administrative matters with the holder. We repaid approximately $27,000 of this balance in February 2012 and intend to repay the approximately $8,000 remaining balance on or before March 31, 2012.

All outstanding interest through September 30, 2011 on the Equipment Notes was paid by the issuance of 51,531 common shares on October 11, 2011. The fair value of the shares at the time of issuance was $38,648, in settlement of an interest obligation of $48,883. In accordance with the October 1, 2011 amendments to the Equipment Notes, interest, at 12% per annum, is payable in semi-annual installments on April 15, 2012 and October 15, 2012 and is payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due.

We are obligated under an unsecured subordinated note payable note (the “CCJ Note”) issued to CCJ Trust (“CCJ”), with an outstanding balance of $100,000. The CCJ Note, with an initial balance of $200,000, originally bore interest at 8% per annum and was payable in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity (the “CCJ Note”) although none of those payments were made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 restricted common shares. An additional $10,000 principal was paid in cash in January 2012. The remaining principal balance of this note may be converted at any time by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation).

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

In January 2012, as part of a transaction under which J&C Resources issued a Funding Letter whereby they would lend us $550,000 under certain conditions through December 31, 2012, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ will receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. We currently estimate this shortfall to be $84,000, which we have agreed to pay in monthly installments over a one year period commencing January 31, 2012.

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

During March and April 2011, we took actions which reduced our compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and by another approximately $25,000 for the fourth quarter of fiscal 2011, with such savings continuing thereafter, although subsequent increases in certain compensation and other expenses have partially offset some of these savings. During October and November 2011, we took actions which reduced our compensation, cost of sales and other expenses by approximately $140,000 for the first quarter of fiscal 2012 and which we expect will reduce them by another approximately $35,000 for the second quarter of fiscal 2012, with such savings continuing thereafter. Based on our results for the year ended September 30, 2011, the three months ended December 31, 2011 and these expected expense reductions, we estimate that future revenues at existing levels would adequately fund all but approximately $515,000 of our anticipated ongoing cash expenditures through September 30, 2012.

If we achieve future revenue in excess of the levels experienced in fiscal 2011 and the first quarter of fiscal 2012, or if any of the holders of the Equipment Notes or the Rockridge Note elect to convert a portion of the existing debt to equity as allowed for under the terms, the cash shortfall could be less than this $515,000. However, if we do not maintain the current revenue level, or if our ongoing cash expenditures are higher than anticipated, the cash shortfall could be greater than this $515,000.

We have implemented and continue to implement specific actions geared towards achieving revenue in excess of the levels experienced in fiscal 2011 and the first quarter of fiscal 2012. The costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2012. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase our common and preferred shares. The Purchase Agreement was amended in April 2011 to increase the number of common shares that LPC agreed to purchase (at our option) and the Purchase Agreement, as amended, was approved by our shareholders on June 13, 2011. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million shares of our common stock in installments over the remainder of the 36-month term of the amended Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the amended Purchase Agreement.

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

The Purchase Agreement may be terminated by us at any time. LPC may terminate the Purchase Agreement upon certain events of default set forth therein, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

A prospectus allowing us to offer and sell up to $6.6 million of our registered common shares (“Shelf Registration”) was declared effective by the SEC on April 30, 2010. The shares of common stock already sold and issued under the Purchase Agreement, the shares of common stock issuable upon conversion of Series A-14, and the shares of common stock LPC remains committed to purchase at our option, were or will be sold and issued pursuant to prospectus supplements filed by us on September 24, 2010 and on July 1, 2011 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 4.1 million shares from our Shelf Registration.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, dated September 17, 2010, under which we agreed, among other things, to use our best efforts to keep the registration statement effective until the maturity date as defined in the Purchase Agreement and to indemnify LPC for certain liabilities in connection with the sale of the securities.

Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011, although as noted above we sold 200,000 common shares to LPC in February 2012 in a transaction unrelated to the Purchase Agreement. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since December 31, 2011 and the closing market price was $0.68 per share on February 10, 2012. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement. Accordingly, there is no assurance that we will sell additional shares to LPC under the Purchase Agreement or that we will sell additional shares under the Shelf Registration, or if we do make such sales what the timing or proceeds will be. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval, which in the case of LPC has been obtained but would need to be requested with respect to any other purchaser.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $129.5 million as of December 31, 2011. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 products and services as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash provided by operating activities was approximately $387,000 for the three months ended December 31, 2011, as compared to approximately $79,000 used in operations for the corresponding period of the prior fiscal year. The $387,000 reflects our net loss of approximately $653,000, reduced by approximately $816,000 million of non-cash expenses included in that loss and by approximately $277,000 arising from a net decrease in non-cash working capital items during the period and increased by approximately $53,000 of non-cash income included in that loss. The net decrease in non-cash working capital items for the three months ended December 31, 2011 is primarily due to an approximately $273,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers and an approximately $85,000 decrease in accounts receivable, partially offset by an approximately $69,000 increase in prepaid expenses. This compares to a net decrease in non-cash working capital items of approximately $47,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the three months ended December 31, 2011 were approximately $357,000 of depreciation and amortization, approximately $227,000 of professional fee expenses paid with equity (and including amortization of deferred expenses for prior period issuances) and approximately $169,000 of employee compensation expenses paid with options and other equity. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $240,000 for the three months ended December 31, 2011 as compared to approximately $233,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities related primarily to the acquisition of property and equipment, including capitalized software development costs.

Cash used in financing activities was approximately $29,000 for the three months ended December 31, 2011 as compared to approximately $375,000 used in the corresponding period of the prior fiscal year. Current period financing activities primarily related to repayments of notes and leases payable and convertible debentures, partially offset by net proceeds from notes payable.  Prior year financing activities primarily related to repayments of notes and leases payable and convertible debentures, partially offset by net proceeds from notes payable and the sale of common stock.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $11.4 million at December 31, 2011, representing approximately 65% of our total assets and approximately 104% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2011 includes approximately $2.3 million (net of depreciation) related to the capitalized development costs of the DMSP, MP365 and iEncode platforms, representing approximately 13% of our total assets and approximately 21% of the book value of shareholder equity.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period from January 7, 2012 through February 10, 2012, we recorded the issuance of 30,000 unregistered shares of common stock for financial consulting and advisory and legal services. The services are being provided over a period of six months, and will result in a professional fees expense of approximately $29,000 over the service period. None of these shares were issued to our directors or officers.

On February 10, 2012, we issued 3,500 unregistered common shares to CCJ Trust (“CCJ”) , in payment of $7,000 in Series A-13 dividends for the fourth quarter of calendar 2011, using a conversion rate of $2.00 per share. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, who disclaims any beneficial ownership interest in CCJ.

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued Lincoln Park Capital Fund, LLC (“LPC”) 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share. This transaction was unrelated to the LPC Purchase Agreement dated September 17, 2010 and subsequently amended.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

4.1 – Amended and Restated Promissory Note dated December 27, 2011 – Thermo Credit

10.1 - Amended and Restated Loan Agreement dated December 27, 2011 – Thermo Credit

10.2 - Amended and Restated Security Agreement dated December 27, 2011 – Thermo Credit

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

Date: February 21, 2012

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer

