Form 10-Q
period 2012-03-31
Onstream Media CORP
filed 2012-05-15
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)

(x)                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 4, 2012 the registrant had issued and outstanding 12,294,909 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE
Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at March 31, 2012 and Consolidated Balance Sheet at September 30, 2011	4

Unaudited Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2012 and 2011	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 31, 2012	6

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2011	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 54

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	55 – 72

Item 4 - Controls and Procedures	73

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	74

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3 – Defaults upon Senior Securities	74

Item 4 – Removed and Reserved	74

Item 5 – Other Information	74

Item 6 - Exhibits	75

Signatures	75

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or MP365 and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2012, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 335,961	$ 290,865
Accounts receivable, net of allowance for doubtful accounts of $339,457 and $330,604, respectively	2,529,567	2,453,390
Prepaid expenses	437,260	580,185
Inventories and other current assets	143,098	139,099
Total current assets	3,445,886	3,463,539
PROPERTY AND EQUIPMENT, net	2,676,907	2,714,676
INTANGIBLE ASSETS, net	534,282	785,927
GOODWILL, net	10,696,948	10,696,948
OTHER NON-CURRENT ASSETS	104,263	104,274
Total assets	$ 17,458,286	$ 17,765,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,690,984	$ 1,573,703
Accrued liabilities	1,429,391	1,193,473
Amounts due to directors and officers	561,772	396,392
Deferred revenue	77,174	96,437
Notes and leases payable – current portion, net of discount	1,358,181	1,533,966
Convertible debentures, net of discount	723,256	407,790
Total current liabilities	5,840,758	5,201,761
Notes and leases payable, net of current portion	6,790	11,962
Convertible debentures, net of discount	950,097	1,031,870
Detachable warrants, associated with sale of common shares and Series A-14 Preferred	173,260	188,211
Total liabilities	6,970,905	6,433,804
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 17,500 and 35,000 issued and outstanding, respectively	2	3
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, 420,000 issued and outstanding, respectively	42	42
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 12,294,909 and 11,779,521 issued and outstanding, respectively	1,229	1,177
Additional paid-in capital	140,824,741	140,291,514
Unamortized discount	(71,851)	(146,418)
Accumulated deficit	(130,266,782)	(128,814,758)
Total stockholders’ equity	10,487,381	11,331,560
Total liabilities and stockholders’ equity	$ 17,458,286	$ 17,765,364

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
REVENUE:

Audio and web conferencing	$ 4,262,637	$ 3,650,516	$ 2,250,936	$ 1,841,056
Webcasting	2,938,070	3,008,570	1,438,116	1,553,733
DMSP and hosting	921,554	1,058,153	448,597	569,344
Network usage	949,115	947,110	469,670	481,990
Other	99,078	62,233	49,018	43,206
Total revenue	9,170,454	8,726,582	4,656,337	4,489,329

COSTS OF REVENUE:

Audio and web conferencing	1,323,744	1,167,300	678,233	567,193
Webcasting	869,559	793,973	437,562	434,696
DMSP and hosting	461,734	516,600	221,940	295,095
Network usage	463,571	428,485	247,226	219,779
Other	34,735	53,937	21,294	32,298
Total costs of revenue	3,153,343	2,960,295	1,606,255	1,549,061

GROSS MARGIN	6,017,111	5,766,287	3,050,082	2,940,268

OPERATING EXPENSES:
General and administrative:
Compensation	4,106,269	4,396,456	2,110,393	2,285,947
Professional fees	1,146,523	1,009,863	540,288	467,938
Other	1,082,436	1,057,583	560,701	526,769
Depreciation and amortization	714,622	753,438	358,114	367,241
Total operating expenses	7,049,850	7,217,340	3,569,496	3,647,895

Loss from operations	(1,032,739)	(1,451,053)	(519,414)	(707,627)

OTHER EXPENSE, NET:
Interest expense	(385,197)	(543,852)	(202,349)	(243,512)
Gain (loss) from adjustment of derivative liability to fair value	14,951	(202,006)	(8,100)	(340,667)
Other income, net	29,553	8,669	9,269	1,257

Total other expense, net	(340,693)	(737,189)	(201,180)	(582,922)

Net loss	$ (1,373,432)	$ (2,188,242)	$ (720,594)	$ (1,290,549)

Loss per share – basic and diluted:
Net loss per share	$ (0.12)	$ (0.24)	$ (0.06)	$ (0.14)
Weighted average shares of common stock outstanding – basic and diluted	11,924,999	9,118,201	11,998,381	9,502,669

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED MARCH 31, 2012

(unaudited)

	Series A- 13 Preferred Stock		Series A-14 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2011	35,000	$ 3	420,000	$ 42	11,779,521	$ 1,177	$ 140,291,514	$ (146,418)	$ (128,814,758)	$ 11,331,560
Issuance of options for employee services	-	-	-	-	-	-	220,975	-	-	220,975
Issuance of common shares and options for consultant services	-	-	-	-	135,113	14	116,816	-	-	116,830
Sale of common shares	-	-	-	-	200,000	20	139,980	-	-	140,000
Issuance of common shares for interest and financing fees	-	-	-	-	71,531	7	51,441	-	-	51,448
Conversion of Series A-13 to common shares	(17,500)	(1)	-	-	101,744	10	(9)	-	-	-
Dividends on Series A-13	-	-	-	-	7,000	1	4,024	-	(4,025)	-
Dividends on Series A-14 – amortization of discount	-	-	-	-	-	-	-	74,567	(74,567)	-
Net loss	-	-	-	-	-	-	-	-	(1,373,432)	(1,373,432)

Balance, March 31, 2012	17,500	$ 2	420,000	$ 42	12,294,909	$ 1,229	$ 140,824,741	$ (71,851)	$ (130,266,782)	$ 10,487,381

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,373,432)	$ (2,188,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	714,622	753,438
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	418,918	314,931
Compensation expenses paid with options and other equity	321,803	545,506
Other expenses paid with equity	-	42,218
Amortization of discount on convertible debentures	107,013	104,958
Amortization of discount on notes payable	20,124	109,645
Interest expense paid in common shares and options	-	70,902
Gain (Loss) from adjustment of derivative liability to fair value	(14,951)	202,006
Bad debt expense and other	(13,400)	343
Net cash provided by (used in) operating activities, before changes in current assets and liabilities	180,697	(44,295)
Changes in current assets and liabilities:
(Increase) Decrease in accounts receivable	(85,652)	248,293
(Increase) in prepaid expenses	(120,847)	(81,642)
(Increase) in inventories and other current assets	(3,999)	(307)
Increase (Decrease) in accounts payable, accrued liabilities and amounts due to directors and officers	440,969	(165,640)
(Decrease) Increase in deferred revenue	(19,263)	29,210
Net cash provided by (used in) operating activities	391,905	(14,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(425,208)	(529,539)
Net cash used in investing activities	(425,208)	(529,539)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$ 785,333	$ 581,241
Proceeds from sale of common shares, net of expenses	140,000	720,716
Repayment of notes and leases payable	(623,613)	(833,498)
Repayment of convertible debentures	(223,321)	(436,755)
Net cash provided by financing activities	78,399	31,704

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,096	(512,216)

CASH AND CASH EQUIVALENTS, beginning of period	290,865	825,408

CASH AND CASH EQUIVALENTS, end of period	$ 335,961	$ 313,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$ 275,501	$ 258,347

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares and options for consultant services	$ 116,830	$ 361,304
Issuance of options for employee services	$ 220,975	$ 454,120
Issuance of common shares for interest and financing fees	$ 51,448	$ 71,395
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with financing commitment letter and note refinancing, respectively	$ 21,081	$ 46,084
Declaration of dividends payable on A-13 preferred shares	$ 14,000	$ 14,000
Issuance of common shares for dividends payable on A-13 preferred shares	$ 4,025	$ 15,820
Elimination of obligation for previously accrued or declared dividends payable on A-13 preferred shares	$ 9,975	$ 12,180
Issuance of common shares upon Series A-13 conversion	$ 175,000	$ -
Issuance of common shares upon debt conversion	$ -	$ 288,638

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The MP365 division, which operates primarily from Pompano Beach, Florida with additional operations in San Francisco, California, enables publishers, associations, tradeshow promoters and entrepreneurs to self-deploy their own online virtual marketplaces using the MarketPlace365® platform. The MP365 division generates revenues primarily from monthly subscription fees, as well as booth fees, charged to MP365 promoters.

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

MARCH 31, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $130.3 million as of March 31, 2012. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2011, we had a net loss of approximately $5.2 million, although cash provided by operating activities for that period was approximately $35,000. For the six months ended March 31, 2012, we had a net loss of approximately $1.4 million, although cash provided by operating activities for that period was approximately $392,000. Although we had cash of approximately $336,000 at March 31, 2012, our working capital was a deficit of approximately $2.4 million at that date.

During February and March 2012, we took actions which we expect to reduce our compensation and other expenses (as compared to the second quarter of fiscal 2012) by approximately $45,000 for the third and fourth quarters of fiscal 2012, by approximately $95,000 for the first quarter of fiscal 2013 and by approximately $115,000 for the second quarter of fiscal 2013, with such savings continuing thereafter.  Based on our results for  the three months ended March 31, 2012 and these expected expense reductions, as well as the funding received on April 30, 2012 (see note 9), we estimate that future revenues at existing levels would adequately fund all but approximately $400,000 of our anticipated ongoing cash expenditures through September 30, 2012.

If we achieve future revenue in excess of the levels experienced in the second quarter of fiscal 2012, or if any of the holders of the Equipment Notes, the CCJ Note or the Rockridge Note elect to convert a portion of the existing debt to equity as allowed for under the terms, the cash shortfall could be less than this $400,000. However, if we do not maintain the current revenue level, or if our ongoing cash expenditures are higher than anticipated, the cash shortfall could be greater than this $400,000.

We have implemented and continue to implement specific actions geared towards achieving revenue in excess of the levels experienced in the second quarter of fiscal 2012. The expected costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2012. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

On September 24, 2010, we received approximately $824,000 net proceeds (after deducting fees and out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of preferred shares). During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $1.4 million.  LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement, including but not limited to a minimum market price of $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011 – see note 6 with respect to a February 2012 sale of shares to LPC unrelated to the Purchase Agreement. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since August 30, 2011 and the closing market price was $0.66 per share on May 4, 2012. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

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

MARCH 31, 2012

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

MARCH 31, 2012

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

We have determined that the Rockridge Note, the CCJ Note, the Equipment Notes and the Subordinated Note, discussed in note 4, meet the definition of a financial instrument as contained in the Financial Instruments topic of the Accounting Standards Codification (“ASC”), as this definition includes a contract that imposes a contractual obligation on us to exchange other financial instruments with the other party to the contract on potentially unfavorable terms. Accordingly, these items are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC, whereby such liabilities are presented at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

We have determined that there are no Level 1 inputs for determining the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes or the Subordinated Note. However, we have determined that the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the Subordinated Note may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under our line of credit arrangement (the “Line”) as discussed in note 4 and the value of conversion rights contained in those arrangements, based on the relevant aspects of the same Black Scholes valuation model used by us to value our options and warrants. We have also determined that the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the Subordinated Note may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the Subordinated Note as of March 31, 2012, as of December 31, September 30 or March 31, 2011 or as of December 31 or September 30, 2010 and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the six or three months ended March 31, 2012 and 2011, respectively.

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

MARCH 31, 2012

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

MARCH 31, 2012

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of March 31, 2012 and as of September 30, 2011 was immaterial in relation to our recorded liabilities at those dates.

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

MARCH 31, 2012

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

We add to our customer billings for certain services an amount to recover USF contributions which we have determined that we will be obligated to pay to the FCC, related to those particular services. This additional billing to our customers is not reflected as revenue by us, but rather is recorded as a liability on our books at the time of such billing, which liability is relieved upon our remittance of USF contributions as they are billed to us by USAC, an administrative and collection agency of the FCC.

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

MARCH 31, 2012

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

We have approximately $93 million in Federal net operating loss carryforwards as of March 31, 2012, approximately $6 million which expire in fiscal 2012 and approximately $86 million which expire in fiscal years 2018 through 2031.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $92 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $34.8 million as of March 31, 2012, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the six or three months ended March 31, 2012 and 2011.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of March 31, 2012 and as of September 30, 2011 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the six or three months ended March 31, 2012 and 2011. The tax years ending September 30, 2007 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the six and three months ended March 31, 2012 and 2011, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 3,530,072 and 3,322,126 at March 31, 2012 and 2011, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2012 have been excluded from the calculation of weighted average shares outstanding: (i) 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could potentially convert into 101,744 shares of ONSM common stock, (ii) 420,000 shares of Series A-14 Convertible Preferred Stock (“Series A-14”) which could potentially convert into 420,000 shares of ONSM common stock, (iii) the $1,066,749 outstanding balance of the Rockridge Note, which could have potentially converted into up to 444,479 shares of our common stock (iv) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) $350,000 of convertible notes which in aggregate could have potentially converted into up to 500,000 shares of our common stock, excluding interest (but are now convertible into up to 583,333 shares based on a May 12, 2012 modification - see note 4) and (vi) the $100,000 CCJ Note, which could potentially convert into up to 50,000 shares of our common stock.

The potential dilutive effects of the following convertible securities outstanding at March 31, 2011 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 which could have potentially converted into 175,000 shares of ONSM common stock, (ii) 420,000 shares of Series A-14 which could potentially convert into 420,000 shares of ONSM common stock, (iii) $1,000,000 of convertible notes which in aggregate could have potentially converted into up to 208,333 shares of our common stock (excluding interest), (iv) the $955,929 convertible portion of the outstanding balance of the Rockridge Note, which could have potentially converted into up to 398,304 shares of our common stock, (v) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us and (vi) the $200,000 CCJ Note, which could have potentially converted into up to 100,000 shares of our common stock.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $933,000 and $794,000 as of March 31, 2012 and September 30, 2011, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the six and three months ended March 31, 2012 and 2011 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For Plan options that were granted and thus valued under the Black-Scholes model during the six months ended March 31, 2012, the expected volatility rates were approximately 97%, the risk-free interest rates were approximately 0.4% to 1.1% and the expected terms were 3 to 5 years.  There were no Plan options granted during the six months ended March 31, 2011.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the six months ended March 31, 2012. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the six months ended March 31, 2011, the expected volatility rate was approximately 94%, the risk-free interest rate was approximately 1.5% and the expected term was 4 years.

In all valuations above, expected dividends were $0 and the expected term was the full term of the related options (or in the case of extended options, the incremental increase in the option term as compared to the remaining term at the time of the extension). See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $354,000 and $351,000 for the six months ended March 31, 2012 and 2011, respectively and were approximately $178,000 and $149,000 for the three months ended March 31, 2012 and 2011, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss equals comprehensive loss for all periods presented.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2011. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of March 31, 2012 and the results of our operations and cash flows for the six and three months ended March 31, 2012 and 2011. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2012.

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

MARCH 31, 2012

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	March 31, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$ 8,600,887	$ -	$ 8,600,887	$ 8,600,887	$ -	$ 8,600,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Acquired Onstream	821,401	-	821,401	821,401	-	821,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	10,696,948	-	10,696,948	10,696,948	-	10,696,948

Acquisition-related intangible assets (items listed are those remaining on our books as of March 31, 2012):
Infinite Conferencing -customer lists, trademarks and URLs	3,181,197	(2,697,563)	483,634	3,181,197	(2,472,149)	709,048
Auction Video - patent pending	347,426	(296,778)	50,648	339,463	(262,584)	76,879
Total intangible assets	3,528,623	(2,994,341)	534,282	3,520,660	(2,734,733)	785,927

Total goodwill and other acquisition-related intangible assets	$ 14,225,571	$ (2,994,341)	$ 11,231,230	$ 14,217,608	$ (2,734,733)	$ 11,482,875

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

MARCH 31, 2012

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

MARCH 31, 2012

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

In December 2011, we learned that the USPO had issued a non-final rejection in June 2011 with regard to the second of the two applications, although we had not received any notice of that action. On December 7, 2011, we filed a request for an extension of time to respond to that non-final rejection, which request the USPO rejected on December 22, 2011 but gave leave for us to provide supplemental information. We provided that supplemental information and as a result the USPO cancelled the June 2011 non-final rejection and reissued it on January 25, 2012. We filed our response to this reissued non-final rejection on April 9, 2012, which response included modifications to certain claims made in the original patent application. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The primary asset acquired in the Onstream Merger was the partially completed DMSP, recorded at fair value as of the December 23, 2004 closing, in accordance with the Business Combinations topic of the ASC. The fair value was primarily based on the discounted projected cash flows related to this asset for the five years immediately following the acquisition on a stand-alone basis without regard to the Onstream Merger, as projected at the time of the acquisition by our management and Acquired Onstream’s management. The discount rate utilized considered equity risk factors (including small stock risk and bridge/IPO stage risk) plus risks associated with profitability/working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. See note 3.

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

MARCH 31, 2012

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

MARCH 31, 2012

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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31, 2012			September 30, 2011
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$ 10,309,915	$ (9,949,264)	$ 360,651	$ 10,284,342	$ (9,815,233)	$ 469,109	1-5
DMSP	5,789,443	(5,247,506)	541,937	5,749,164	(5,165,995)	583,169	5
Other capitalized internal use software	2,791,031	(1,065,798)	1,725,233	2,482,440	(869,267)	1,613,173	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	554,462	(505,376)	49,086	545,470	(496,245)	49,225	2-7
Totals	$ 20,812,963	$ (18,136,056)	$ 2,676,907	$ 20,429,528	$ (17,714,852)	$ 2,714,676

As part of the Onstream Merger (see note 2), we became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, albeit after further extensive design and re-engineering by us, led to the DMSP. A partially completed version of this platform was the primary asset included in our purchase of Acquired Onstream, and was recorded at an initial amount of approximately $2.7 million. Subsequent to the Onstream Merger, we continued to develop the DMSP, making payments under the SAIC contract and to other vendors, which were recorded as an increase in the DMSP’s carrying cost.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

A limited version of the DMSP was first placed in service in November 2005. “Store and Stream” was the first version of the DMSP sold to the general public, starting in October 2006. The SAIC contract terminated by mutual agreement of the parties on June 30, 2008. Although cancellation of the contract released SAIC to offer what was identified as the “Onstream Media Solution” directly or indirectly to third parties, we do not expect this right to result in a material adverse impact on future DMSP sales.

In connection with development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $911,000 of employee compensation, payments to contract programmers and related costs as of March 31, 2012. As of March 31, 2012, approximately $781,000 of these Streaming Publisher costs had been placed in service and are being depreciated over five years. The remainder of the costs not in service relate primarily to new releases of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of March 31, 2012 includes:

(i) approximately $1,252,000 of employee compensation and payments to contract programmers for development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. $297,000 of these costs, for phase one of MP365, were placed in service on August 1, 2010 and another $675,000 of these costs, for phase two of MP365, were placed in service on July 1, 2011. All costs placed in service are being depreciated over five years. The remaining costs, not placed in service, relate primarily to the next phase of MP365 under development. MP365 development costs exclude costs for development of Streaming Publisher, discussed separately above; and

(ii) approximately $960,000 of employee compensation and other costs for the development of webcasting applications, primarily iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast. As of March 31, 2012, $784,000 of these costs had been placed in service and are being depreciated over five years. The remainder of the costs have not been placed in service and relate primarily to new releases of iEncode and the webcasting platform, both under development.

The capitalized software development costs discussed above are summarized as follows:

Period	DMSP	MP365	Webcasting	Totals

Six months ended March 31, 2012	$ 38,000	$ 180,000	$ 129,000	$ 347,000
Year ended September 30, 2011	99,000	489,000	150,000	738,000
Year ended September 30, 2010	314,000	435,000	180,000	929,000
Year ended September 30, 2009	274,000	148,000	288,000	710,000
Year ended September 30, 2008	186,000	-	213,000	399,000

Totals through March 31, 2012	$ 911,000	$ 1,252,000	$ 960,000	$ 3,123,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization expense for property and equipment was approximately $455,000 and $731,000 for the six months ended March 31, 2012 and 2011, respectively and approximately $228,000 and $235,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	March 31, 2012	September 30, 2011
Rockridge Note	$ 1,066,749	$ 1,245,069
Equipment Notes	350,000	385,000
CCJ Note	100,000	110,000
Total convertible debentures	1,516,749	1,740,069
Less: discount on convertible debentures	(193,396)	(300,409)
Convertible debentures, net of discount	1,323,353	1,439,660
Less: current portion, net of discount	(373,256)	(407,790)
Convertible debentures, net of current portion	$ 950,097	$ 1,031,870

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

The Rockridge Note bears interest at 12% per annum and is repayable in equal monthly principal and interest installments of $41,409 extending through August 14, 2013, in addition to an approximately $500,000 balloon payment (plus approximately $5,000 interest) due on September 14, 2013 (the “Maturity Date”).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The Rockridge Agreement, as amended, provided that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 366,667 restricted shares of our common stock (the “Shares”). The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 (the “Shortfall Payment”), based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements through March 31, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.66 per share on May 4, 2012 was used as a basis of calculation, the required payment would be approximately $75,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The 366,667 origination fee Shares discussed above are considered earned by Rockridge and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares, plus legal fees of $55,337 were paid by us in connection with the Rockridge Agreement, were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note. The unamortized portion of this discount was $164,924 and $251,059 as of March 31, 2012 and September 30, 2011, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

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

The remaining $35,000 of the $385,000 outstanding under the Equipment Notes as of September 30, 2011 was satisfied by our repayment of approximately $27,000 in February 2012 and the transfer of the approximately $8,000 balance to a liability as of March 31, 2012, based on a settlement agreement between us and the former noteholder, to be satisfied by our remittance at a later date to the noteholder or their designee, as set forth in that agreement.

Effective May 12, 2012 the terms of the Equipment Notes were modified, primarily to extend the principal repayment terms to a single balloon payment on July 15, 2013. In consideration of this modification, we agreed (i) to modify the conversion rate to $0.60 per share (which was determined to approximate fair value, based on the average of closing prices for an ONSM share over the thirty trading days preceding this modification) and (ii) to issue an aggregate of 70,000 unregistered ONSM common shares to the noteholders. As a result of this modification, we have classified this debt as non-current on our March 31, 2012 balance sheet.

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

MARCH 31, 2012

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

The April 28, July 11 and October 11, 2011 issuances in aggregate represent all interest from November 1, 2010 through September 30, 2011 on the Equipment Notes. In accordance with the October 1, 2011 amendments to the Equipment Notes and as they were further modified May 12, 2012, interest, at 12% per annum, is payable in semi-annual installments on April 15, 2012, October 15, 2012, April 15, 2013 and July 15, 2013 and is payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due.

Fees were paid to placement agents and finders for their services in connection with the Equipment Notes in aggregate of 16,875 restricted ONSM common shares and $31,500 paid in cash. These 16,875 shares, plus the 16,667 shares issued to the Investors (as discussed above) had a fair market value of approximately $186,513. The value of these 33,542 shares, plus the $31,500 cash fees and $9,160 paid for legal fees and other issuance costs related to the Equipment Notes, were reflected as a $227,173 discount against the Equipment Notes and was amortized as interest expense over the original three year term of the Equipment Notes. The effective interest rate of the Equipment Notes through September 30, 2011 was approximately 19.5% per annum, excluding (i) the effect of the net premium arising from our payment of interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance and (ii) the excess of the market value of common shares, issued with respect to the conversion of certain Equipment Notes, over the carrying value of those Equipment Notes, as discussed above. Since October 1, 2011, the effective interest rate of the Equipment Notes was 12% per annum, excluding the effect of any premium or discount arising from our payment of principal or interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance.  However, as a result of the May 12, 2012 modification to the Equipment Notes, the effective interest rate will increase to approximately 26% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note (continued)

The unamortized portion of the debt discount was $28,472 and $49,350 at March 31, 2012 and September 30, 2011, respectively. Through December 31, 2010, the discount was being amortized as interest expense over the original four-year term of the CCJ Note. Effective January 1, 2011, the remaining unamortized discount, plus additional discount arising from the modified terms, is being amortized as interest expense over the modified two-year term of the CCJ Note. Approximately $29,000 of the unamortized discount was written off to interest expense in July 2011 in connection with the conversion of $90,000 debt principal to common shares, as discussed above.

Notes and Leases Payable

Notes and leases payable consist of the following:

	March 31, 2012	September 30, 2011
Line of Credit Arrangement	$ 1,642,333	$ 1,525,825
Subordinated Note	100,000	-
Capitalized equipment leases	15,489	20,103
Total notes and leases payable	1,757,822	1,545,928
Less: discount on notes payable	(42,851)	-
Notes and leases payable, net of discount	1,714,971	1,545,928
Less: current portion, net of discount	(1,708,181)	(1,533,966)
Long term notes and leases payable, net of current portion	$ 6,790	$ 11,962

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”), effective with the September 30, 2010 quarter. The Covenant, as defined in the applicable loan documents for quarterly periods through December 31, 2011, requires that our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense, be equal to or greater than that same cash interest expense. We were in compliance with this Covenant for the September 30, 2010 quarter. The Lender waived the Covenant requirement for the December 31, 2010 quarter, but charged us additional interest of 3% per annum from the March 16, 2011 waiver date through May 16, 2011, when we demonstrated that we were in compliance with the Covenant for the March 31, 2011 quarter. We were also in compliance with this Covenant for the June 30, September 30 and December 31, 2011 quarters. The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We were in compliance with this Covenant for the March 31, 2012 quarter.

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

Commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the Line. These amounts paid were approximately $44,682 and $25,822 for the six months ended March 31, 2012 and 2011, respectively. The unamortized portion of the debt discount was $31,119 and zero as of March 31, 2012 and September 30, 2011, respectively. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, was incurred for the two-year renewal of the Line effective December 28, 2011, and such fee is payable in two installments- the first was paid in February 2012 and the second is due in December 2012.

The Lender must approve any additional debt incurred by us, other than debt incurred in the ordinary course of business (which includes equipment financing). Accordingly the Lender has approved the $1.0 million Equipment Notes we issued in June and July 2008, the Rockridge Note we issued for $1.0 million in April 2009 and amended to $2.0 million in September 2009, the $200,000 CCJ Note we issued in December 2009, all as discussed above, and the two $100,000 Subordinated Notes we issued in March and April 2012, as discussed below and in note 9, as well as the $250,000 Greenberg Note we issued in January 2010, the $500,000 Wilmington Notes we issued in February 2010 and the $250,000 Lehmann Note we issued in May 2010.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Note

On March 9, 2012 we received $100,000 in exchange for our issuance of an unsecured subordinated promissory note (“Subordinated Note”), which bears interest at 15% per annum. The principal is payable in equal monthly installments of $8,333 starting October 9, 2012, with the balance of $58,333 payable on March 9, 2013. Interest for the first six months is payable on September 9, 2012 and is payable thereafter on a monthly basis. The Subordinated Note is fully subordinated to the Credit Line and the Rockridge Note or any assignees or successors thereto.

Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $12,800. This amount was reflected as a discount against the Subordinated Note and will be amortized as interest expense over the one year term of the Subordinated Note. Including this discount, the effective interest rate of the Subordinated Note is approximately 30% per annum. The unamortized portion of the debt discount was $11,732 as of March 31, 2012.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

NASDAQ listing issues

On October 21, 2011, we received a letter from NASDAQ stating that we had 180 calendar days, or until April 18, 2012, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the thirty consecutive business days preceding that letter. Although we were not compliant by April 18, 2012, since as of that date we met the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and since we provided the required written notice to NASDAQ of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we were granted an additional 180 calendar day compliance period. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the October 15, 2012 extended deadline. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.66 per share on May 4, 2012.

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

MARCH 31, 2012

NOTE 5:  COMMITMENTS AND CONTINGENCIES

NASDAQ listing issues (continued)

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

Effective October 1, 2009, a significant portion of our workforce, including the Executives, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Executives and the contractually scheduled September 28, 2010 and September 28, 2011 raises were not given effect, no adjustment was made to the terms of their related employment agreements, as set forth above, to reflect these matters. Based on approval by our Compensation Committee effective September 29, 2011, 41,073 restricted common Plan shares and four-year Plan options to purchase 266,074 common shares for $0.97 per share (greater than fair market value on the date of issuance) were issued to the Executives as partial consideration for this withheld compensation. The common shares are restricted from trading unless Board approval is given and the options are as of now unvested. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our March 31, 2012 balance sheet pertains to the unresolved contractual obligations, to the extent not addressed by the issuance of restricted shares and options discussed above. We do not expect that the ultimate resolution of this matter will have a materially adverse effect on our financial position or results of operations.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Consulting contract

On March 15, 2012, we terminated a consulting contract that we had entered into with an individual in 2009 to provide executive management services. Although that contract already contained certain termination, notice and severance provisions, we agreed to renegotiate those terms in exchange for certain additional agreements by the consultant, including non-compete and non-solicitation provisions extending for up to fifteen months after the termination date. Under the renegotiated terms, we will pay aggregate severance of approximately $124,000 over the approximately six month period after March 31, 2012, which we will expense as paid based on our determination that the payment schedule materially correlates to the periods that services and other consideration is being received by us under the terms of the termination. In addition to severance, we will continue paying certain sales commissions to the consultant during that six-month period, to be determined on a basis similar to commissions paid to the agent prior to the contract termination and which we will expense in the periods that the related sales are recognized by us as revenue.

Lease commitments

We are obligated under operating leases for our five offices (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $58,000. The leases have expiration dates ranging from 2011 to 2013 (after considering our rights of termination) and in most cases provide for renewal options. Most of the leases have annual rent escalation provisions. The future minimum lease payments required under the non-cancelable leases, plus the capital lease included in Notes Payable and more fully discussed in note 4, are approximately $660,000. Total rental expense (including executory costs) for all operating leases was approximately $373,000 and $371,000 for the six months ended March 31, 2012 and 2011, respectively and approximately $202,000 and $163,000 for the three months ended March 31, 2012 and 2011, respectively.

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

MARCH 31, 2012

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

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

Purchase commitments

We have entered into various agreements for our purchase of bandwidth and use of co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $350,000, such agreements expiring at various times through August 2013.

In May 2012, we entered into an agreement to purchase certain advertising services over an approximately three month period aggregating $150,000. We are currently negotiating with certain parties to share part or all of this expense, although the satisfactory completion of such negotiations cannot be assured.

We are a party to an agreement for services in connection with our internal corporate phone system, requiring monthly payments of approximately $2,600 per month for a three year period ending August 2013.

Legal and regulatory proceedings

We are involved in litigation and regulator investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution fo these outstanding calaims will not have a material adverse effect on our financial position or results of operations.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 6:  CAPITAL STOCK

Common Stock

During the six months ended March 31, 2012 we issued 135,113 common shares for financial consulting and advisory services, comprised of (i) 30,000 unregistered common shares valued at approximately $29,000 and (ii) 105,113 unregistered common Plan shares valued at approximately $63,000. These shares will be recognized as professional fees expense and as other general and administrative expense over various service periods of up to twelve months. None of these shares or options were issued to our directors or officers.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $419,000 and $315,000 for the six months ended March 31, 2012 and 2011, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $147,000 in deferred equity compensation expense at March 31, 2012, to be amortized over the remaining periods of service of up to eleven months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

As of March 31, 2012, 100,000 shares issued for financial consulting and advisory services and recorded in fiscal 2011 have not yet been earned and would be recoverable by us in the event of our termination of the related contract on or before May 31, 2012.

During the six months ended March 31, 2012, we issued (i) 51,531 unregistered common shares valued at approximately $39,000 for interest on the Equipment Notes and (ii) 20,000 unregistered common shares valued at approximately $13,000 for origination and finders fees for the Subordinated Note. See note 4.

During the six months ended March 31, 2012 we issued 7,000 unregistered common shares for Series A-13 dividends for the third and fourth calendar quarters of 2011, as discussed in more detail below. During March 2012 we issued 101,744 common shares as a result of the conversion of Series A-13, as discussed in more detail below.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of $1,408,192. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since that date and the closing market price was $0.66 per share on May 4, 2012. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

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

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share. This transaction was unrelated to the Purchase Agreement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 6:  CAPITAL STOCK (Continued)

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

Share issuance date	Number of unregistered common shares	Dividend period	Dividends if paid in cash	Fair value of shares at issuance
March 3, 2011	14,000	Jan - December 2010	$28,000	$15,820
May 24, 2011	3,500	Jan 2011 – March 2011	$ 7,000	$ 4,129
August 24, 2011	3,500	April 2011 – June 2011	$ 7,000	$ 2,868
November 21, 2011	3,500	July 2011 – Sept 2011	$ 7,000	$ 1,644
February 13, 2012	3,500	Oct 2011–December 2011	$ 7,000	$ 2,381

As of March 31, 2012, accrued but unpaid Series A-13 dividends of $7,000 for the first calendar quarter of 2012 were reflected as a current liability on our balance sheet. We intend to issue common shares in payment of that dividend.

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

MARCH 31, 2012

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

35,000 shares of Series A-13 were outstanding as of September 30, 2011. In January 2012, as part of a transaction under which J&C Resources issued us a Funding Letter (see note 1), we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 common shares CCJ was to receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. During March 2012, CCJ effected such conversion and we accrued an estimated shortfall liability of $84,000, which we recorded as a prepaid expense and are amortizing to interest expense as a cost of the Funding Letter over its one-year term commencing in January 2012. As of March 31, 2012 we had paid $21,000 against the shortfall liability and we have agreed to pay the remaining shortfall in monthly installments of $7,000 through November 30, 2012 plus a final payment of the balance on December 31, 2012. During April 2012 CCJ informed us that the shortfall from their resale of those 101,744 common shares was $85,279.

Based on the estimated shortfall plus (i) the increased value of the underlying common stock related to this tranche as well as a second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, the total economic cost of this Funding Letter was approximately $130,000.

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

MARCH 31, 2012

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

The fair value of the warrant issued in connection with the Purchase Agreement was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and is being amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was $71,851 and $146,418 at March 31, 2012 and September 30, 2011, respectively. See Note 8 with respect to the recording of the warrant as a liability on our March 31, 2012 and September 30, 2011 balance sheets.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has its main sales facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the six and three months ended March 31, 2012 and 2011 and total assets by segment as of March 31, 2012 and September 30, 2011.

	For the six months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
Segment revenue:
Digital Media Services Group	$ 3,924,257	$ 4,087,732	$ 1,913,343	$ 2,138,099
Audio and Web Conferencing Services Group	5,246,197	4,638,850	2,742,994	2,351,230
Total consolidated revenue	$ 9,170,454	$ 8,726,582	$ 4,656,337	$ 4,489,329

Segment operating income:
Digital Media Services Group	$ 861,754	$ 841,531	$ 336,370	$ 444,711
Audio and Web Conferencing Services Group	1,571,849	1,224,804	847,661	635,104
Total segment operating income	2,433,603	2,066,335	1,184,031	1,079,815
Depreciation and amortization	(714,622)	(753,438)	(358,114)	(367,241)
Corporate and unallocated shared expenses	(2,751,720)	(2,763,950)	(1,345,331)	(1,420,201)
Other expense, net	(340,693)	(737,189)	(201,180)	(582,922)
Net loss	$ (1,373,432)	$ (2,188,242)	$ (720,594)	$ (1,290,549)

	March 31, 2012	September 30, 2011
Assets:
Digital Media Services Group	$ 4,486,466	$ 4,490,057
Audio and Web Conferencing Services Group	12,202,021	12,486,260
Corporate and unallocated	769,799	789,047
Total assets	$ 17,458,286	$ 17,765,364

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2012, we had issued options and warrants still outstanding to purchase up to 3,530,072 ONSM common shares, including 2,168,999 shares under Plan Options; 41,962 shares under Non-Plan Options to employees and directors; 505,000 shares under Plan and Non-Plan Options to financial and other consultants; and 814,111 shares under warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the six months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	2,214,358	$ 4.72
Granted during the period	-	-
Expired or forfeited during the period	(45,359)	$ 4.59
Balance, end of the period	2,168,999	$ 4.72

Exercisable at end of the period	1,389,692	$ 6.69

We recognized non-cash compensation expense of approximately $322,000 and $546,000 for the six months ended March 31, 2012 and 2011, respectively, primarily related to Plan Options granted to employees and consultants and vesting during those periods. The unvested portion of Plan Options outstanding as of March 31, 2012 (and granted on or after our October 1, 2006 adoption of the requirements of the Compensation - Stock Compensation topic of the ASC) represents approximately $317,000 of potential future compensation expense, which excludes approximately $115,000 related to the ratable portion of those unvested options allocable to past service periods and recognized as compensation expense through March 31, 2012.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 2,168,999 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.4 years and are further described below.

Grate date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date
Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
April 2007	Infinite Merger – see note 2	25,000	25,000	$15.00	April 2012
Sept 2007	Senior management	344,792	344,792	$10.38	Sept 2012 – Sept 2016
April 2008	Employees excluding senior management	2,500	2,500	$6.00	April 2012
May 2008	Consultant	16,667	16,667	$6.00	May 2013
Aug 2008	Employees excluding senior management	62,500	62,500	$6.00	Aug 2012
May 2009	Consultant	66,667	33,333	$3.00	Jun 2014 – Jun 2018
May 2009	Employees excluding senior management	50,000	50,000	$3.00	May 2013 – Jul 2015
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	76,773	76,773	$9.42	Aug 2014
Dec 2009	Directors and senior management	114,893	114,893	$9.42	Dec 2014
Jan 2011	Directors and senior management	525,000	262,500	$1.23	Jan 2015
Jan 2011	Employees excluding senior management	384,799	192,400	$1.23	Jan 2015
Jan 2011	Consultant	50,000	25,000	$1.23	Jan 2015
Jun 2011	RD Whitney – new director	25,000	25,000	$1.00	Jun 2015
Sept 2011	Senior management	266,074	-	$0.97	Sept 2015
	Total common shares underlying Plan Options as of March 31, 2012	2,168,999	1,389,692

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

As of March 31, 2012, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 41,962 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire at various times from July 2012 to May 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2012, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 505,000 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Type	Expiration Date

March 2012	25,000	$0.65	Plan	March 2015
November 2011	30,000	$0.92	Plan	Nov 2016
Six months ended March 31, 2012	55,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

October 2009	75,000	$3.00	Non-Plan	Oct 2013
July 2010	50,000	$6.00	Non-Plan	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$3.00	Plan	Aug 2013
September 2009	8,333	$3.00	Non-Plan	Sept 2013
Year ended September 30, 2009	25,000

Total common shares underlying consultant options as of March 31, 2012	505,000

As of March 31, 2012, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 814,111 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date

LPC stock purchase – February 2012 – see note 6	100,000	$1.00	February 2017
LPC Purchase Agreement – September 2010 – see note 6	627,907	$1.72	September 2015
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Placement fees – common share offering – March and April 2007	57,037	$16.20	April 2012
Total common shares underlying warrants as of March 31, 2012	814,111

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

With respect to the warrant issued in connection with the LPC Purchase Agreement (the “LPC Warrant”), both the exercise price and the number of underlying shares are subject to adjustment in accordance with certain anti-dilution provisions. As a result of the effective conversion price of our common shares issued to retire certain debt through December 31, 2011, including a portion of the Equipment Notes (see note 4), the exercise price of the LPC Warrant was adjusted from the original exercise price of $2.00 to approximately $1.91, and the number of underlying shares was increased from the original of 540,000 shares to approximately 565,090 shares. In January 2012, we modified the rate for converting Series A-13 Preferred shares to common shares from $2.00 to $1.72 per share and as a result of the March 2012 conversion of 17,500 Series A-13 shares to common using this modified conversion price, the exercise price of the LPC Warrant was again adjusted from approximately $1.91 to $1.72 per share and the number of underlying shares was increased from approximately 565,090 to 627,907. Although the anti-dilution provisions of the LPC Warrant provide that the exercise price may not be adjusted below $1.72 per share, those provisions do allow that in the event of an equity issuance by us below $1.72 per share, the number of shares underlying the LPC Warrant would be increased by 12,000 shares for every $0.01 below $1.72, such additional shares not to exceed 564,000. Equipment Notes with a remaining outstanding balance of $350,000 are convertible to 583,333 common shares using a rate of $0.60 per share. However, the anti-dilution provisions, with respect to conversion of the Equipment Notes, include a provision that adjusts the per share price dilution from such conversion based on the ratio of the number of conversion shares issued to the total number of shares outstanding at that time. The issuance of 583,333 shares upon conversion of the Equipment Notes would represent approximately 5% of our current share base. Therefore the dilutive effective of a conversion of the Equipment Notes at $0.60 per share would be reduced from $1.12 per share to approximately $0.06 per share. Accordingly, the number of shares underlying the LPC Warrant would be increased by approximately 72,000 shares.

Due to the price-based anti-dilution protection provisions of the LPC Warrant (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize the LPC Warrant as a liability at its fair value on each reporting date. The LPC Warrant was reflected as a non-current liability of $173,260, $165,160 and $188,211 on our consolidated balance sheets as of March 31, 2012, December 31, 2011 and September 30, 2011, respectively. The $14,951 decrease in the fair value of this liability from September 30, 2011 to March 31, 2012 was reflected as other income in our consolidated statement of operations for the six months ended March 31, 2012. The $8,100 increase in the fair value of this liability from December 31, 2011 to March 31, 2012 was reflected as other expense in our consolidated statement of operations for the three months ended March 31, 2012. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense. See note 1 – Effects of Recent Accounting Pronouncements.

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

MARCH 31, 2012

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (Liquidity –  impact of share price to date on LPC Purchase Agreement), 2 (Auction Video – patent appeal developments), 4 (May 12, 2012 modification of terms of Equipment Notes), 5 (NASDAQ compliance period extension, Advertising services contract commitment), and 6 (Proceeds from sale of common stock received upon conversion of Series A-13) contain disclosure with respect to transactions occurring after March 31, 2012.

On April 30, 2012 we received $100,000 in exchange for our issuance of an unsecured subordinated promissory note, which bears interest at 15% per annum. The principal is payable in equal monthly installments of $8,333 starting November 30, 2012, with the balance of $58,333 payable on April 30, 2013. Interest for the first six months is payable on October 31, 2012 and is payable thereafter on a monthly basis. The note is fully subordinated to the Credit Line and the Rockridge Note or any assignees or successors thereto. Finders and origination fees will be paid by the issuance of an aggregate of 20,000 restricted ONSM common shares. The fair value of those shares upon issuance will be reflected as a discount against the note and will be amortized as interest expense over the one year term of the note.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 91 full time employees as of May 4, 2012, with operations organized in two main operating groups:

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

Recent Developments

Our securities are listed on The NASDAQ Capital Market. On October 21, 2011, we received a letter from NASDAQ stating that we had 180 calendar days, or until April 18, 2012, to regain compliance with Listing Rule 5550 (a) (2) (a) (the “Bid Price Rule”), for which compliance is necessary in order to be eligible for continued listing on The NASDAQ Capital Market. The letter from NASDAQ indicated that our non-compliance with the Bid Price Rule was as a result of the closing bid price for our common stock being below $1.00 per share for the thirty consecutive business days preceding that letter. Although we were not compliant by April 18, 2012, since as of that date we met the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and since we provided the required written notice to NASDAQ of our intention to cure the deficiency during the second compliance period, including a reverse stock split if necessary, we were granted an additional 180 calendar day compliance period. We may be considered compliant with the Bid Price Rule, subject to the NASDAQ staff’s discretion, if our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days before the October 15, 2012 extended deadline. During the compliance period(s), our stock will continue to be listed and eligible for trading on The NASDAQ Capital Market. Our closing share price was $0.66 per share on May 4, 2012. We have incurred losses since our inception, and our operations have been financed primarily through the issuance of equity (publicly traded shares and convertible equivalents) and debt. Our access to funding under the LPC Purchase Agreement requires, among other things, that our common stock to be traded on NASDAQ or a similar national exchange.

In January 2012, as part of a transaction under which J&C Resources issued a Funding Letter whereby they would lend us $550,000 under certain conditions through December 31, 2012, we agreed to reimburse CCJ in cash the shortfall from their resale of shares received upon their conversion, after effecting a reduction of the conversion price agreed to by us, of 17,500 shares of Series A-13. Based on the estimated shortfall plus (i) the increased value of the underlying common stock related to this tranche as well as a second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, the total economic cost of this Funding Letter was approximately $130,000. See Liquidity and Capital Resources.

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share. This transaction was unrelated to the LPC Purchase Agreement dated September 17, 2010 and subsequently amended.

On March 9, 2012 we received $100,000 in exchange for our issuance of an unsecured subordinated promissory note which bears interest at 15% per annum. The principal is payable in equal monthly installments of $8,333 starting October 9, 2012, with the balance of $58,333 payable on March 9, 2013. Interest for the first six months is payable on September 9, 2012 and is payable thereafter on a monthly basis. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares.

On April 30, 2012 we received $100,000 in exchange for our issuance of an unsecured subordinated promissory note, which bears interest at 15% per annum. The principal is payable in equal monthly installments of $8,333 starting November 30, 2012, with the balance of $58,333 payable on April 30, 2013. Interest for the first six months is payable on October 31, 2012 and is payable thereafter on a monthly basis. Finders and origination fees will be paid by the issuance of an aggregate of 20,000 restricted ONSM common shares.

Effective May 12, 2012 the terms of the Equipment Notes were modified, primarily to extend the principal repayment terms to a single balloon payment of $350,000 on July 15, 2013. In consideration of this modification, we agreed (i) to modify the conversion rate to $0.60 per share (which was determined to approximate fair value, based on the average of closing prices for an ONSM share over the thirty trading days preceding this modification) and (ii) to issue an aggregate of 70,000 unregistered ONSM common shares to the noteholders.

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

Results of Operations

Our consolidated net loss for the six months ended March 31, 2012 was approximately $1.4 million ($0.12 loss per share) as compared to a loss of approximately $2.2 million ($0.24 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $815,000 (37.2%). The decreased net loss was primarily due to

(i)      An approximately $251,000, or 4.3%, increase in gross margin for the six months ended March 31, 2012, as compared to the corresponding period of the prior fiscal year, which increase corresponded to an approximately 5.1% increase in our revenues for that same period, and

(ii)    A $217,000 favorable difference between the approximately $15,000 gain from the adjustment of a derivative liability for the six months ended March 31, 2012, versus the approximately $202,000 loss for such adjustment in the corresponding period of the prior fiscal year.

Our consolidated net loss for the three months ended March 31, 2012 was approximately $721,000 ($0.06 loss per share) as compared to a loss of approximately $1.3 million ($0.14 loss per share) for the corresponding period of the prior fiscal year, a decrease in our loss of approximately $570,000 (44.2%). The decreased net loss was primarily due to an approximately $333,000 decrease in the loss recorded for the three months ended March 31, 2012 related to the adjustment of a derivative liability, versus the loss for such adjustment recorded in the corresponding period of the prior fiscal year.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Six months ended March 31,
	2012	2011
Revenue:

Audio and web conferencing	46.5%	41.8%
Webcasting	32.0	34.5
DMSP and hosting	10.0	12.1
Network usage	10.3	10.9
Other	1.2	0.7
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	14.4%	13.4%
Webcasting	9.5	9.1
DMSP and hosting	5.1	5.9
Network usage	5.1	4.9
Other	0.3	0.6
Total costs of revenue	34.4%	33.9%

Gross margin	65.6%	66.1%

Operating expenses:
Compensation	44.8%	50.4%
Professional fees	12.5	11.6
Other general and administrative	11.8	12.1
Depreciation and amortization	7.8	8.6
Total operating expenses	76.9%	82.7%

Loss from operations	(11.3)%	(16.6)%

Other expense, net:
Interest expense	(4.2)%	(6.2)%
Gain (loss) from adjustment of derivative liability to fair value	0.2	(2.3)
Other income	0.3	0.1
Total other expense, net	(3.7)%	(8.4)%

Net loss	(15.0)%	(25.0)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the six months ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent

Total revenue	$ 9,170,454	$ 8,726,582	$ 443,872	5.1%
Total costs of revenue	3,153,343	2,960,295	193,048	6.5
Gross margin	6,017,111	5,766,287	250,824	4.3%

General and administrative expenses	6,335,228	6,463,902	(128,674)	(2.0)%
Depreciation and amortization	714,622	753,438	(38,816)	(5.2)
Total operating expenses	7,049,850	7,217,340	(167,490)	(2.3)%

Loss from operations	(1,032,739)	(1,451,053)	(418,314)	(28.8)%

Other expense, net	(340,693)	(737,189)	(396,496)	(53.8)

Net loss	$ (1,373,432)	$ (2,188,242)	$ (814,810)	(37.2)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $9.2 million for the six months ended March 31, 2012, an increase of approximately $444,000 (5.1%) from the corresponding period of the prior fiscal year, due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $5.3 million for the six months ended March 31, 2012, an increase of approximately $607,000 (13.1%) from the corresponding period of the prior fiscal year. This increase was a result of increased audio conferencing revenues in the Infinite division.

Infinite division revenues increased by approximately $612,000 (16.8%) for the six months ended March 31, 2012 as compared to the corresponding period of the prior fiscal year. This was due to a 19.1% increase in the number of minutes billed by the Infinite division, which was approximately 60.8 million for the six months ended March 31, 2012, as compared to approximately 51.0 million minutes billed for the corresponding period of the prior fiscal year. The revenue impact of this increase in billed minutes was partially offset by a decrease in the average revenue per minute of approximately 7.1 cents for the six months ended March 31, 2012, as compared to approximately 7.2 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

We believe that Infinite’s alliance with BT Conferencing to provide a jointly developed conferencing platform to Infinite’s reservationless client base, along with Infinite’s other sales initiatives, is a significant contributor to the current growth in Infinite division revenues.

We expect the above trend to continue and accordingly we expect the fiscal 2012 revenues of the Audio and Web Conferencing Services Group, as well as of its Infinite division, to exceed the respective fiscal 2011 amounts for the year as a whole, although this cannot be assured.

Digital Media Services Group revenues were approximately $3.9 million for the six months ended March 31, 2012, a decrease of approximately $163,000 (4.0%) from the corresponding period of the prior fiscal year, primarily due to a decrease in DMSP and hosting revenues.

DMSP and hosting revenues decreased by approximately $137,000 (12.9%) for the six months ended March 31, 2012 as compared to the corresponding period of the prior fiscal year. This decrease is primarily a result of DMSP and hosting revenues for the six months ended March 31, 2011 including non-recurring items that resulted in the total DMSP and hosting revenues being much higher than the ongoing levels of such revenues.

Webcasting revenues decreased by approximately $71,000 (2.3%) for the six months ended March 31, 2012 as compared to the corresponding period of the prior fiscal year. This is because the approximately 2,400 webcasts we produced during the six months ended March 31, 2012, represented a decrease of approximately 1,400 webcasts as compared to the corresponding period of the prior fiscal year. However since this decline was almost entirely related to lower priced audio-only events instead of higher priced video events, the average revenue per webcast event of approximately $1,276 for the six months ended March 31, 2012 represented an increase of approximately $467, or 57.7%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

We believe that our future webcasting revenues will be favorably impacted by the following items:

1)       We are currently working on a comprehensive update to our webcasting platform, with an expected release date of July 1, 2012. The updated webcasting platform will include the following features that are not in the current version: a “wizard” for creating new webcasting events, comprehensive social media integration, template-driven web pages and features, viewer-controlled webcast player layout, pre-created “themes” for professional-looking web pages with one click and an ad-hoc report generator for custom analytics.

2)       During fiscal 2009, we began the development of the MarketPlace365® (MP365) platform, which enables the creation of on-line virtual marketplaces, trade shows and social communities. The first MP365 site was launched in July 2010 and although there are currently eleven active MP365 sites and the product has been favorably reviewed by virtual event and trade show authorities, only limited MP365 revenue has been recognized by us to this point. We attribute this to the revenue share approach used in the initial promoter (show organizer) contracts, as well as certain limitations of the trade show/booth concept. Therefore, we recently implemented a new MP365 pricing model that includes a fixed monthly fee to us as well as establishes MP365 as a value-added platform to assist the customer in using our webcasting services and more particularly, our webinar services. This new MP365 pricing model enables the show organizer to sell inexpensively or give away the exhibitor booths and instead charge for the webinars as a lead generation tool.

Although we believe that we will ultimately see a positive impact on webcasting revenues as a result of the above factors, it is possible that the fiscal 2012 revenues of the Digital Media Services Group, as well as of its Webcasting division, will be less than the respective fiscal 2011 amounts for the year as a whole. However, primarily as a result of growth in the Audio and Web Conferencing Services Group, including its Infinite division, we expect our consolidated fiscal 2012 revenues to exceed the fiscal 2011 amounts for the year as a whole, although this cannot be assured.

Consolidated gross margin was approximately $6.0 million for the six months ended March 31, 2012, an increase of approximately $251,000 (4.3%) from the corresponding period of the prior fiscal year. This increase was due to approximately $456,000 additional gross margin from the Infinite division of the Audio and Web Conferencing Services Group, corresponding to an approximately $612,000 increase in Infinite division revenues.

Our consolidated gross margin percentage was 65.6% for the six months ended March 31, 2012, versus 66.1% for the corresponding period of the prior fiscal year.

Consistent with our expectations that our consolidated fiscal 2012 revenues will exceed the respective corresponding fiscal 2011 amounts for the year as a whole, as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2012 to exceed the corresponding fiscal 2011 amount, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $7.0 million for the six months ended March 31, 2012, a decrease of approximately $167,000 (2.3%) from the corresponding period of the prior fiscal year, due to an approximately $290,000, or 6.6%, decrease in compensation expense as compared to the corresponding period of the prior fiscal year. During March and April 2011, we took actions which reduced our compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and by another approximately $25,000 for the fourth quarter of fiscal 2011, with such savings continuing thereafter, although subsequent increases in certain compensation and other expenses have partially offset some of these savings. Furthermore, during October and November 2011, we took actions which reduced our compensation, cost of sales and other expenses by approximately $140,000 for the first quarter of fiscal 2012 and by another approximately $35,000 for the second quarter of fiscal 2012, with such savings continuing thereafter.

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

Other Expense

Other expense of approximately $341,000 for the six months ended March 31, 2012 represented an approximately $396,000 (53.8%) decrease as compared to the corresponding period of the prior fiscal year. This decrease arose from:

(i)   A $217,000 favorable difference between the approximately $15,000 gain from the adjustment of a derivative liability for the six months ended March 31, 2012, versus the approximately $202,000 loss for such adjustment in the corresponding period of the prior fiscal year, and

(ii)   an approximately $159,000 decrease in interest expense for the six months ended March 31, 2012, as compared to the corresponding period of the prior fiscal year.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions) included in a warrant issued by us in September 2010 in connection with the LPC Purchase Agreement (the “LPC Warrant”) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize the LPC Warrant as a liability at its fair value on each reporting date. The LPC Warrant was initially reflected as a non-current liability of approximately $386,000 on our September 30, 2010 consolidated balance sheet. However, since the fair value of this liability was approximately $588,000 as of March 31, 2011, an adjustment for the approximately $202,000 increase in that liability’s carrying value on our balance sheet was reflected as other expense in our consolidated statement of operations for the six months ended March 31, 2011. Although a similar adjustment was made for the six months ended March 31, 2012, that liability’s carrying value on our balance sheet decreased by approximately $15,000 from September 30, 2011 to March 31, 2012, which decrease was reflected as other income in our consolidated statement of operations for the six months ended March 31, 2012. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

The approximately $159,000 decrease in interest expense for the six months ended March 31, 2012, as compared to the corresponding period of the prior fiscal year, was primarily attributable to (i) approximately $101,000 greater interest expense during the six months ended March 31, 2011 related to the Equipment Notes, resulting from the amortization of discount on those notes ending on the original June 2011 maturity date as well as the outstanding balance of $1.0 million during the six months ended March 31, 2011 as compared to $350,000 (interest-bearing portion) during the six months ended March 31, 2012 and (ii) approximately $43,000 greater interest expense during the six months ended March 31, 2011 related to borrowings aggregating $1.0 million during fiscal 2010 ($250,000 under the Greenberg Note in January 2010, $500,000 under the Wilmington Notes in February 2010 and $250,000 under the Lehmann Note in May 2010). Those borrowings had effective interest rates ranging from 50.7% to 83.9% per annum, with a weighted average rate of 73.9% per annum and although a substantial portion was fully repaid on October 1, 2010, the balance was not repaid until January 2011.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three months ended March 31,
	2012	2011
Revenue:

Audio and web conferencing	48.3%	41.0%
Webcasting	30.9	34.6
DMSP and hosting	9.6	12.7
Network usage	10.1	10.7
Other	1.1	1.0
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	14.6%	12.6%
Webcasting	9.4	9.7
DMSP and hosting	4.7	6.6
Network usage	5.3	4.9
Other	0.5	0.7
Total costs of revenue	34.5%	34.5%

Gross margin	65.5%	65.5%

Operating expenses:
Compensation	45.4%	50.9%
Professional fees	11.6	10.4
Other general and administrative	12.0	11.7
Depreciation and amortization	7.7	8.2
Total operating expenses	76.7%	81.2%

Loss from operations	(11.2)%	(15.7)%

Other expense, net:
Interest expense	(4.3)%	(5.4)%
Loss from adjustment of derivative liability to fair value	(0.2)	(7.6)
Other income	0.2	-
Total other expense, net	(4.3)%	(13.0)%

Net loss	(15.5)%	(28.7)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent

Total revenue	$ 4,656,337	$ 4,489,329	$ 167,008	3.7%
Total costs of revenue	1,606,255	1,549,061	57,194	3.7
Gross margin	3,050,082	2,940,268	109,814	3.7%

General and administrative expenses	3,211,382	3,280,654	(69,272)	(2.1)%
Depreciation and amortization	358,114	367,241	(9,127)	(2.5)
Total operating expenses	3,569,496	3,647,895	(78,399)	(2.1)%

Loss from operations	(519,414)	(707,627)	(188,213)	(26.6)%

Other expense, net	(201,180)	(582,922)	(381,742)	(65.5)

Net loss	$ (720,594)	$ (1,290,549)	$ (569,955)	(44.2)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.7 million for the three months ended March 31, 2012, an increase of approximately $167,000 (3.7%) from the corresponding period of the prior fiscal year, due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $2.7 million for the three months ended March 31, 2012, an increase of approximately $392,000 (16.7%) from the corresponding period of the prior fiscal year. This increase was a result of increased audio conferencing revenues in the Infinite division.

Infinite division revenues increased by approximately $410,000 (22.3%) for the three months ended March 31, 2012 as compared to the corresponding period of the prior fiscal year. This was due to a 22.6% increase in the number of minutes billed by the Infinite division, which was approximately 32.7 million for the three months ended March 31, 2012, as compared to approximately 26.7 million minutes billed for the corresponding period of the prior fiscal year. The average revenue per minute was approximately 6.9 cents for the three months ended March 31, 2012, unchanged from the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes conferencing revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

Digital Media Services Group revenues were approximately $1.9 million for the three months ended March 31, 2012, a decrease of approximately $225,000 (10.5%) from the corresponding period of the prior fiscal year, primarily due to decreases in DMSP and hosting revenues as well as webcasting division revenues.

DMSP and hosting revenues decreased by approximately $120,000 (21.2%) for the three months ended March 31, 2012 as compared to the corresponding period of the prior fiscal year. This decrease is primarily a result of DMSP and hosting revenues for the three months ended March 31, 2011 including non-recurring items that resulted in the total DMSP and hosting revenues being much higher than the ongoing levels of such revenues.

Webcasting revenues decreased by approximately $116,000 (7.4%) for the three months ended March 31, 2012 as compared to the corresponding period of the prior fiscal year.  This is because the approximately 1,100 webcasts we produced during the three months ended March 31, 2012, represented a decrease of approximately 800 webcasts as compared to the corresponding period of the prior fiscal year. However since this decline was almost entirely related to lower priced audio-only events instead of higher priced video events, the average revenue per webcast event of approximately $1,346 for the three months ended March 31, 2012 represented an increase of approximately $510, or 61.0%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes webcasting revenue rebilled to our third party customers by another Onstream division and thus included in that other division’s reported revenues.

Consolidated gross margin was approximately $3.1 million for the three months ended March 31, 2012, an increase of approximately $110,000 (3.7%) from the corresponding period of the prior fiscal year. This increase was due to approximately $299,000 additional gross margin from the Infinite division of the Audio and Web Conferencing Services Group, corresponding to an approximately $410,000 increase in Infinite division revenues.

Our consolidated gross margin percentage was 65.5% for the three months ended March 31, 2012, the same as the corresponding period of the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $3.6 million for the three months ended March 31, 2012, a decrease of approximately $78,000 (2.1%) from the corresponding period of the prior fiscal year, due to an approximately $176,000, or 7.7%, decrease in compensation expense as compared to the corresponding period of the prior fiscal year. During March and April 2011, we took actions which reduced our compensation and other expenses by approximately $75,000 for the third quarter of fiscal 2011 and by another approximately $25,000 for the fourth quarter of fiscal 2011, with such savings continuing thereafter, although subsequent increases in certain compensation and other expenses have partially offset some of these savings. Furthermore, during October and November 2011, we took actions which reduced our compensation, cost of sales and other expenses by approximately $140,000 for the first quarter of fiscal 2012 and by another approximately $35,000 for the second quarter of fiscal 2012, with such savings continuing thereafter.

Other Expense

Other expense of approximately $201,000 for the three months ended March 31, 2012 represented an approximately $382,000 (65.5%) decrease as compared to the corresponding period of the prior fiscal year, due to an approximately $333,000 decrease in the loss recorded for the three months ended March 31, 2012 related to the adjustment of a derivative liability, versus the loss for such adjustment recorded in the corresponding period of the prior fiscal year.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions) included in a warrant issued by us in September 2010 in connection with the LPC Purchase Agreement (the “LPC Warrant”) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize the LPC Warrant as a liability at its fair value on each reporting date. The LPC Warrant was reflected as a non-current liability of approximately $247,000 on our December 31, 2010 consolidated balance sheet. However, since the fair value of this liability was approximately $588,000 as of March 31, 2011, an adjustment for the approximately $341,000 increase in that liability’s carrying value on our balance sheet was reflected as other expense in our consolidated statement of operations for the three months ended March 31, 2011. Although a similar adjustment was made for the three months ended March 31, 2012, the increase in that liability’s carrying value on our balance sheet from December 31, 2011 to March 31, 2012 was only approximately $8,000 which was reflected as other expense in our consolidated statement of operations for the three months ended March 31, 2012. Subsequent changes in the fair value of this liability will be recognized in our consolidated statement of operations as other income or expense.

Liquidity and Capital Resources

Our financial statements for the year ended September 30, 2011 reflect a net loss of approximately $5.2 million and cash provided by operating activities for that period of approximately $35,000. For the six months ended March 31, 2012, we had a net loss of approximately $1.4 million, although cash provided by operating activities for that period was approximately $392,000. Although we had cash of approximately $336,000 at March 31, 2012, our working capital was a deficit of approximately $2.4 million at that date.

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $1.1 million at March 31, 2012. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

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

The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 366,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”) We have recorded no accrual for this matter on our financial statements through March 31, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.66 per share on May 4, 2012 was used as a basis of calculation, the required payment would be approximately $75,000.

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

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.7 million as of May 4, 2012) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, and the term may be extended by us past the current December 27, 2013 expiration date for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We were in compliance with this Covenant for the March 31, 2012 quarter.

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

We are obligated under convertible Equipment Notes with an outstanding principal balance of $350,000. These Equipment Notes are collateralized by specifically designated software and equipment owned by us, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. Including the impact of a May 12, 2012 modification discussed above, the Equipment Notes are payable on July 15, 2013 and are convertible (at the holders’ option) to common shares using a $0.60 per share conversion rate.  Interest, at 12% per annum, is payable in semi-annual installments on April 15, 2012, October 15, 2012, April 15, 2013 and July 15, 2013 and is payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The April 15, 2012 interest payment was made in cash.

We are obligated under an unsecured subordinated note payable note (the “CCJ Note”) issued to CCJ Trust (“CCJ”), with an outstanding balance of $100,000 which is due on December 31, 2012. The principal balance of this note may be converted at any time by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). Interest, at 10% per annum, is payable quarterly. The effective interest rate of the CCJ Note was initially 47.4% per annum, including the Black-Scholes value of warrants given plus the value of an increase granted in the number of common shares underlying the Series A-13 shares versus the Series A-12 shares that were exchanged for them. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. Following a January 2011 amendment to the CCJ Note, the effective interest rate increased to approximately 78.5% per annum, to reflect the value of the increased value of common shares underlying the Series A-13 shares as a result of the modified terms (which resulted in an increase in the number of underlying common shares upon conversion from 116,667 to 175,000) as well as the increase in the periodic cash interest rate from 8% to 10% per annum. The effective rate of 78.5% per annum also includes 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms.

In January 2012, as part of a transaction under which J&C Resources issued a Funding Letter whereby they would lend us $550,000 under certain conditions through December 31, 2012, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ received upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. This shortfall is approximately $85,000, which we have reflected as an accrued liability on our balance sheet and are paying in monthly installments over a one year period that commenced January 31, 2012.

On March 9, 2012 we received $100,000 in exchange for our issuance of an unsecured subordinated promissory note which bears interest at 15% per annum. The principal is payable in equal monthly installments of $8,333 starting October 9, 2012, with the balance of $58,333 payable on March 9, 2013. Interest for the first six months is payable on September 9, 2012 and is payable thereafter on a monthly basis. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares.

On April 30, 2012 we received $100,000 in exchange for our issuance of an unsecured subordinated promissory note, which bears interest at 15% per annum. The principal is payable in equal monthly installments of $8,333 starting November 30, 2012, with the balance of $58,333 payable on April 30, 2013. Interest for the first six months is payable on October 31, 2012 and is payable thereafter on a monthly basis. Finders and origination fees will be paid by the issuance of an aggregate of 20,000 restricted ONSM common shares.

Projected capital expenditures for the twelve months ending March 31, 2012 total approximately $900,000, which includes software and hardware upgrades to the DMSP, the webcasting platform (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the MarketPlace365 platform. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

During February and March 2012, we took actions which we expect to reduce our compensation and other expenses (as compared to the second quarter of fiscal 2012) by approximately $45,000 for the third and fourth quarters of fiscal 2012, by approximately $95,000 for the first quarter of fiscal 2013 and by approximately $115,000 for the second quarter of fiscal 2013, with such savings continuing thereafter.  Based on our results for  the three months ended March 31, 2012 and these expected expense reductions, as well as the funding received on April 30, 2012 and discussed above, we estimate that future revenues at existing levels would adequately fund all but approximately $400,000 of our anticipated ongoing cash expenditures through September 30, 2012.

If we achieve future revenue in excess of the levels experienced in the second quarter of fiscal 2012, or if any of the holders of the Equipment Notes, the CCJ Note or the Rockridge Note elect to convert a portion of the existing debt to equity as allowed for under the terms, the cash shortfall could be less than this $400,000. However, if we do not maintain the current revenue level, or if our ongoing cash expenditures are higher than anticipated, the cash shortfall could be greater than this $400,000.

We have implemented and continue to implement specific actions geared towards achieving revenue in excess of the levels experienced in the second quarter of fiscal 2012. The expected costs associated with these actions were contemplated in the above calculations.  However, in the event we are unable to achieve revenue increases, we believe that a combination of identified decreases in our current level of expenditures that we would implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to allow us to operate through September 30, 2012. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

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

Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011, although as noted above we sold 200,000 common shares to LPC in February 2012 in a transaction unrelated to the Purchase Agreement. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since August 30, 2011 and the closing market price was $0.66 per share on May 4, 2012. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement. Accordingly, there is no assurance that we will sell additional shares to LPC under the Purchase Agreement or that we will sell additional shares under the Shelf Registration, or if we do make such sales what the timing or proceeds will be. In addition, we may incur fees in connection with such sales. Furthermore, sales under the Shelf Registration that exceed in aggregate twenty percent (20%) of our outstanding shares would be subject to prior shareholder approval, which in the case of LPC has been obtained but would need to be requested with respect to any other purchaser.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $130.3 million as of March 31, 2012. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 products and services as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash provided by operating activities was approximately $392,000 for the six months ended March 31, 2012, as compared to approximately $14,000 used in operations for the corresponding period of the prior fiscal year. The $392,000 reflects our net loss of approximately $1.4 million, reduced by approximately $1.6 million  million of non-cash expenses included in that loss and by approximately $211,000 arising from a net decrease in non-cash working capital items during the period and increased by approximately $28,000 of non-cash income included in that loss. The net decrease in non-cash working capital items for the six months ended March 31, 2012 is primarily due to an approximately $441,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $121,000 increase in prepaid expenses and an approximately $86,000 increase in accounts receivable. This compares to a net decrease in non-cash working capital items of approximately $30,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the six months ended March 31, 2012 were approximately $715,000 of depreciation and amortization, approximately $419,000 of professional fee expenses paid with equity (and including amortization of deferred expenses for prior period issuances) and approximately $322,000 of employee compensation expenses paid with options and other equity. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $425,000 for the six months ended March 31, 2012 as compared to approximately $530,000 for the corresponding period of the prior fiscal year. Current and prior period investing activities related primarily to the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $78,000 for the six months ended March 31, 2012 as compared to approximately $32,000 provided in the corresponding period of the prior fiscal year. Current year period, as well as those in the comparable prior year period, financing activities primarily related to proceeds from notes payable and sale of commons shares, partially offset by repayments of notes and leases payable and convertible debentures.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $11.2 million at March 31, 2012, representing approximately 64% of our total assets and approximately 107% of the book value of shareholder equity. In addition, property and equipment as of March 31, 2012 includes approximately $2.3 million (net of depreciation) related to the capitalized development costs of the DMSP, MP365 and Webcasting/iEncode platforms, representing approximately 13% of our total assets and approximately 22% of the book value of shareholder equity.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period from February 11, 2012 through March 31, 2012, we issued 80,000 unregistered Plan shares of common stock for professional services. The services are being provided over a period of one year, and will result in a professional fees expense of approximately $49,000 over the service period. None of these shares were issued to our directors or officers.

On March 29, 2012, we issued 101,744 unregistered common shares to CCJ Trust (“CCJ”), in exchange for and upon conversion of 17,500 shares of Series A-13. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, who disclaims any beneficial ownership interest in CCJ.

On March 29, 2012, we issued 20,000 unregistered shares of common stock for origination and finders fees associated with our issuance of a $100,000 note. This issuance will result in interest expense of approximately $13,000 over the one-year term of the note. None of these shares were issued to our directors or officers.

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

Date: May 15, 2012

/s/ Randy S. Selman

------------------------------

Randy S. Selman,

President and Chief Executive Officer

/s/ Robert E. Tomlinson

------------------------------

Robert E. Tomlinson

Chief Financial Officer

And Principal Accounting Officer

