Form 10-Q/A
period 2012-06-30
Onstream Media CORP
filed 2012-09-13
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
OR
( )	OF THE SECURITIES EXCHANGE ACT OF 1934 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) For the transition period from _________ to _________

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

1

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q as of and for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 hereto provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language). In addition, we have attached to this Amendment No. 1 currently-dated certifications from our chief executive officer and our chief financial officer as required by SEC Rule 13a-14(a)/15d-14(a) and by Section 906 of the Sarbanes-Oxley Act of 2002.

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

2

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

Date: September 13, 2012

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

3