Form 10-K
period 2012-09-30
Onstream Media CORP
filed 2013-01-15
CIK 919130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes [   ] No [  X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the averaged bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on March 31, 2012 was approximately $7.3 million.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of January 11, 2013, 14,460,467 shares of common stock were issued and outstanding.

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

 Not Applicable.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2012, unless otherwise stated. Readers should carefully review this Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.                                BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications.  We had approximately 93 full time employees as of September 30, 2012, with operations organized in two main operating groups:

•                     Digital Media Services Group

•                     Audio and Web Conferencing Services Group

Products and services provided by each of the groups are:

 Digital Media Services Group

Our Digital Media Services Group consists of our Webcasting division, our DMSP (“Digital Media Services Platform”) division, our UGC (“User Generated Content”) division and our Smart Encoding division.  This group represented approximately 42.7% and 45.9% of our revenues for the years ended September 30, 2012 and 2011, respectively. These revenues are comprised primarily of fees for hosting/storage, search/retrieval and distribution/streaming of digital assets as well as encoding and production fees.

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

This group represented approximately 57.3% and 54.1% of our revenues for the years ended September 30, 2012 and 2011, respectively. These revenues are comprised primarily of network access and usage fees as well as the sale and rental of communication equipment.
4

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

No single customer has represented more than 10% of our consolidated revenues during the years ended September 30, 2012 or 2011.

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

Competition for audio and web conferencing is primarily segregated between the low-cost, low-service offerings such as FreeConference.Com and other more high-end providers such as BT Conferencing, GoToMeeting, Intercall Conferencing, Premiere Global Services (PGi) and WebEx. Our Infinite division services a niche market for audio and web conferencing services primarily for SMB (small to medium size) companies looking for superior customer service at an affordable rate. This division's niche also includes a growing demand for lead generation “webinars” (seminars presented via the Internet), which it addresses by offering a dedicated account manager to coordinate a customized solution for each event.

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

As part of our March 2007 acquisition of Auction Video, a pending United States patent was assigned to us covering certain aspects of uploading live webcam images. A parallel filing was done to protect these patent rights on an international basis, via the filing of a “Patent Cooperation Treaty Request”. We are currently pursuing the final approval of this patent application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to proprietary Onstream technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent and Trademark Office (“USPTO”).

With respect to the claims pending in the first of the two applications, the USPTO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. A decision will be made as to our appeal by a three member panel based on these filings, plus oral argument at a hearing which has been requested by us but a time not yet set. The expected timing of this decision is uncertain at this time, but generally would be expected to occur by mid 2013. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. Our response to the June 2012 rejection is due on or before April 7, 2013, which will require payment of extension fees (because our filing will be after November 7, 2012). Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

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

Employees

                At January 11, 2013 we had approximately 102 full time employees, of whom 60 were design, production and technical personnel, 16 were sales and marketing personnel and 26 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

General

                We were formed under the laws of the State of Florida in May 1993.  Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

ITEM 2.                                PROPERTIES

                We lease:

•                     an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting activities.  Our lease expires on September 15, 2013 and provides one two-year renewal option, with a three percent (3%) rent increase in year one. The current monthly base rental is approximately $20,100 (including our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly), with annual increases of two percent (2%).

•                     an approximately 4,700 square foot facility at 901 Battery Street, Suite 200 in San Francisco, which serves as administrative headquarters for the Smart Encoding division of the Digital Media Services Group, as well as the EDNet division of the Audio and Web Conferencing Services Group, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations and houses the majority of the development and operating staff for MP365. Our lease expires on July 31, 2015 and provides for one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011 at our option, with six month notice and a payment of no more than approximately $14,000. The monthly base rental is approximately $9,700 (including month-to-month parking) with annual increases up to 5.1%.

•                     an approximately 9,300 square foot facility at 100 Morris Avenue in Springfield, New Jersey, which houses the Infinite Conferencing audio and web conferencing operations. Our lease expires on October 31, 2013 and provides one two-year renewal option, with no rent increase. The monthly base rental is approximately $15,700 with annual five percent (5%) increases.

•                     business offices located at 545 Fifth Avenue, New York City, New York.  These offices total approximately 1,200 square feet and serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our lease expires January 24, 2018 and provides one two-year renewal option at the greater of the fifth year rental or fair market value. The lease also provides for early cancellation at any time after forty-two months, at our option, with notice of no more than nine months and no less than six months plus a cancellation payment of approximately $22,000. The monthly base rental is approximately $7,900 with annual increases up to 2.8%.

•                     a small office facility in San Diego, California, under a short-term entered into in connection with the November 2012 Intella2 acquisition.

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

ITEM 4.                                REMOVED AND RESERVED

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                Our common stock is listed for trading on OTC Markets' OTCQB marketplace ("OTCQB"), under the symbol "ONSM." Effective October 22, 2012, our Board of Directors voluntarily decided to move the listing of our common stock from The NASDAQ Capital Market ("NASDAQ") to OTCQB.

On October 21, 2011, we received a letter from NASDAQ advising us that for the 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum bid price required for continued listing on The NASDAQ Capital Market, pursuant to NASDAQ Listing Rule 5550(a)(2)(a) (the “Bid Price Rule”). The letter stated that we would be provided 180 calendar days, or until April 18th, 2012, to regain compliance with the Bid Price Rule, which deadline was subsequently extended on a one-time basis to October 15, 2012. To regain compliance, the closing bid price of our common stock would need to be at least $1.00 per share for a minimum of ten consecutive business days prior to that date.

                The following table sets forth the high and low closing sale prices for our common stock as reported on NASDAQ or OTCQB, as applicable, for the period from October 1, 2010 through January 11, 2013. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR 2011
First Quarter	$1.19	$0.75
Second Quarter	$1.68	$0.75
Third Quarter	$1.95	$0.96
Fourth Quarter	$1.29	$0.72

FISCAL YEAR 2012
First Quarter	$0.82	$0.47
Second Quarter	$0.78	$0.55
Third Quarter	$0.70	$0.49
Fourth Quarter	$0.80	$0.47

FISCAL YEAR 2013
First Quarter	$0.48	$0.27
Second Quarter (to Jan 11, 2013)	$0.33	$0.29

On January 11, 2013, the last reported sale price of the common stock on OTCQB was $0.29 per share.   As of January 11, 2013 there were approximately 541 shareholders of record of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. As of January 11, 2013, there are no preferred shares outstanding, including the Series A-13 Convertible Preferred and the Series A-14 Convertible Preferred. As of January 11, 2013, all dividends have been paid with respect to those and all other preferred securities.

Recent Sales of Unregistered Securities

During the period from August 11, 2012 through September 30, 2012, we recorded the issuance of 150,000 unregistered shares of common stock for financial consulting and advisory and legal services. The services are being provided over periods of two months to one year, and will result in a professional fees expense of approximately $90,000 over the service periods. None of these shares were issued to our directors or officers.

                On October 12, 2012 we received $50,000 for an unsecured subordinated note. The principal is payable in six equal monthly installments of $8,333 starting November 12, 2012, with each installment containing the applicable portion of the total interest of $5,000. On October 24, 2012, an origination fee was paid to the lender by the issuance of 15,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $5,400.

                On November 15, 2012 we received $100,000 for an unsecured subordinated note. The total interest of $20,000 is payable in applicable monthly installments starting December 15, 2012, and the principal balance is due on May 15, 2013. On November 21, 2012, an origination fee was paid to the lender by the issuance of 35,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $13,300.

On April 30, 2012 we received $100,000 for a note bearing interest at 15% per annum, with principal payable in equal monthly installments of $8,333 starting November 30, 2012 and the balance of $58,333 payable on April 30, 2013. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted common shares. On December 31, 2012 we issued an additional 35,000 common shares to the holder of the note in exchange for a reduction of the interest rate from 15% to 12% per annum, effective November 1, 2012, and a modification of the principal payment schedule to a single payment of $100,000 due on October 31, 2014.

On December 31, 2012 we issued 8,750 common shares to CCJ Trust (“CCJ”), representing Series A-13 dividends for the twelve months ended December 31, 2012. The amount of such dividends is $17,500 – as allowed for in the Series A-13 Designation, we elected to pay such dividends with our common shares using a $2.00 per share conversion rate. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ.

During the three months ended December 31, 2012, Lincoln Park Capital Fund, LLC (“LPC”) converted 160,000 shares of Series A-14 to 160,000 common shares. Although the shares of common stock issuable upon conversion of Series A-14 were sold and issued to LPC pursuant to prospectus supplements filed by us on September 24, 2010 and on July 1, 2011 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 4.1 million shares from our Shelf Registration, as a result of the October 22, 2012 transfer of the listing of our common shares from NASDAQ to OTCQB, as discussed above, and the resulting loss of our S-3 eligibility, this registration statement was no longer effective at the time of those conversions.

During the three months ended December 31, 2012, we recorded the issuance of 90,000 unregistered shares of common stock for financial consulting and advisory and legal services. The services are being provided over periods between six months and one year, and will result in a professional fees expense of approximately $40,000 over the service periods. None of these shares were issued to our directors or officers.

On January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (the “New CCJ Note”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. New CCJ Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. In connection with this financing, on January 7, 2013 we issued 30,000 restricted common shares (the “CCJ Common Stock”) to CCJ, of which we have agreed to buy back up to 5,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 2,500 shares of the originally issued CCJ Common Stock from CCJ at $0.80 per share. If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 5,000 shares of the originally issued CCJ Common Stock, less the amount of any shares already bought back at the one year point, from CCJ at $0.80 per share. The above only applies to the extent the CCJ Common Stock is still held CCJ at the applicable dates.

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

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth securities authorized for issuance under our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

2007 Equity Incentive Plan (1)	1,978,999	$4.32	2,143,238 (4)
Equity compensation plans approved by shareholders (2)	12,342	$20.26	None
Equity compensation plans not approved by shareholders (3)	433,333	$2.31	None

1)       On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000.

2)       On December 15, 2004, a majority of our shareholders voted to issue 270,047 Non-Plan options to certain executives, directors and other management in connection with the Onstream Merger, of which (i) 84,375 were cancelled on August 11, 2009 in exchange for the issuance of an equivalent number of 2007 Plan Options, (ii) 124,884 were cancelled on December 17, 2009 in exchange for the issuance of an equivalent number of 2007 Plan Options and (iii) 48,446 had expired as of September 30, 2012.

3)       During the fiscal years ended September 30, 2009 through 2011, we issued Non-Plan options to consultants in exchange for financial consulting and advisory services, 433,333 of which were still outstanding and fully vested as of September 30, 2012. These outstanding options are summarized below:

Issuance period	Number of shares	Exercise price per share	Expiration Date

Year ended September 30, 2011	300,000	$1.50	March 2015
Year ended September 30, 2010	125,000	$3.00 - $6.00	Oct 2013 - July 2014
Year ended September 30, 2009	8,333	$3.00	Sept 2013

Total common shares underlying Non-Plan consultant options as of September 30, 2012	433,333

5)      On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. The Compensation Committee is in the process of finalizing this grant, which grant when finalized would reduce the shares shown as available above.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 102 full time employees as of January 11, 2013, with operations organized in two main operating groups:

•                     Digital Media Services Group

•                     Audio and Web Conferencing Services Group

Our Digital Media Services Group consists primarily of our Webcasting division, our DMSP (“Digital Media Services Platform”) division and our MarketPlace365 ("MP365") division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.

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

Our Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division, our Onstream Conferencing Corporation (“OCC”) division and our EDNet division. Our Infinite division, which operates primarily from the New York City area, and our OCC division, which operates primarily from San Diego, California, provide “reservationless” and operator-assisted audio and web conferencing services. Our EDNet division, which operates primarily from San Francisco, California, provides connectivity (in the form of high quality audio, compressed video and multimedia data communications) within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

For segment information related to the revenue and operating income of these groups, see Note 7 to the Consolidated Financial Statements.

Recent Developments

Effective October 22, 2012, our Board of Directors voluntarily decided to move the listing of our common stock from The NASDAQ Capital Market ("NASDAQ") to OTC Markets' OTCQB marketplace ("OTCQB"). The Board of Directors’ voluntary decision to move the Company’s listing from NASDAQ to OTCQB was made following the detailed review of numerous factors including NASDAQ filing fees (versus OTCQB); the significant compliance obligations and restrictions that result from the maintenance of the NASDAQ listing, including the associated out-of-pocket costs (versus OTCQB); the effects of the Company's last reverse stock split; and the Board's determination that the Company would not be able to regain compliance with the NASDAQ minimum bid price rule before the October 15, 2012 deadline. Based on the foregoing factors, the Board of Directors does not believe there is continuing shareholder value in maintaining our listing on NASDAQ at this time. However, the move to the OTCQB does not change our reporting obligations with the Securities and Exchange Commission under applicable federal securities laws. Accordingly, we will continue to file its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail.

The total preliminary purchase price was approximately $1.1 million of which we paid approximately $760,000 in cash as of November 30, 2012. The remaining balance is payable in the event of, and to the extent that, eligible revenues for the twelve months ending November 30, 2013 exceed the purchase price payments already made (which were based on 65% of eligible revenues for the twelve months ending August 31, 2012), but subject to the minimum purchase price discussed below. An additional earn out of up to approximately $300,000 would be paid based on 50% of the excess of eligible revenues for the twelve months ending November 30, 2013 over eligible revenues for the twelve months ending August 31, 2012.

We are expecting positive operating cash flow from these acquired operations for the ten months from December 1, 2012 through September 30, 2013, although we also incurred new debt of approximately $900,000 subsequent to September 30, 2012, mostly associated specifically or generally with this acquisition. In addition to this new financing, we negotiated modifications of certain debts outstanding as of September 30, 2012, which resulted in balance sheet reclassification of approximately $1.1 million of debt (gross, before unamortized discount) from short-term (i.e., current) to long-term (i.e., non-current). These financing transactions resulted in our issuance of 780,000 common shares for financing related fees during the three months ended December 31, 2012,, as well as our agreement to issue 225,000 additional common shares as an origination fee upon notice from the noteholder. We also agreed to issue 583,333 common shares during fiscal 2013 to repay $175,000 of Equipment Notes and agreed to reimburse any shortfall from the noteholders’ resale of those shares. We also issued an aggregate of 597,500 common shares during the three months ended December 31, 2012 related to the conversion of all remaining outstanding Series A-13 and Series A-14 preferred shares.  See Liquidity and Capital Resources.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2013, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated.

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

Results of Operations

Our consolidated net loss for the year ended September 30, 2012 was approximately $2.6 million ($0.22 loss per share) as compared to a loss of approximately $5.2 million ($0.52 loss per share) for the prior fiscal year, a decrease in our loss of approximately $2.6 million (49.3%). The decreased net loss was primarily due to:

(i)      A $1,150,000, or 67.6%, reduction in impairment loss on goodwill and other intangible assets for the year ended September 30, 2012, as compared to the prior fiscal year,

(ii)    An approximately $776,000, or 9.0%, reduction in compensation expense for the year ended September 30, 2012, as compared to the prior fiscal year,
(iii)  An approximately $495,000, or 39.0%, reduction in interest expense for the year ended September 30, 2012, as compared to the prior fiscal year, and

(iv)   An approximately $281,000, or 2.4%, increase in gross margin for the year ended September 30, 2012, as compared to the prior fiscal year, which increase corresponded to an approximately 2.6% increase in our revenues for that same period.

See further discussion of the first two items above in " Operating Expenses" section below.

The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Years ended September 30,
	2012	2011
Revenue:

Audio and web conferencing	46.1%	42.9%
Webcasting	32.7	34.4
DMSP and hosting	9.3	11.1
Network usage	10.8	10.8
Other	1.1	0.8
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	13.5%	13.8%
Webcasting	10.2	9.3
DMSP and hosting	4.4	5.1
Network usage	5.1	4.8
Other	0.4	0.5
Total costs of revenue	33.6%	33.5%

Gross margin	66.4%	66.5%

Operating expenses:
Compensation	43.4%	48.9%
Professional fees	10.8	11.1
Other general and administrative	12.6	12.6
Impairment loss on goodwill and other
intangible assets	3.0	9.6
Depreciation and amortization	7.7	8.4
Total operating expenses	77.5%	90.6%

Loss from operations	(11.1)%	(24.1)%

Other expense, net:
Interest expense	(4.3)%	(7.2)%
Gain from adjustment of derivative liability to
fair value	0.6	1.1
Other income	0.3	0.8
Total other expense, net	(3.4)%	(5.3)%

Net loss	(14.5)%	(29.4)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the years ended
	September 30,		Increase (Decrease)
	2012	2011	Amount	Percent

Total revenue	$18,159,335	$17,700,704	$458,631	2.6%
Total costs of revenue	6,103,375	5,925,764	177,611	3.0
Gross margin	12,055,960	11,774,940	281,020	2.4%

General and administrative expenses	12,121,740	12,839,538	(717,798)	(5.6)%
Impairment loss on goodwill and other intangible assets	550,000	1,700,000	(1,150,000)	(67.6)
Depreciation and amortization	1,401,433	1,489,650	(88,217)	(5.9)
Total operating expenses	14,073,173	16,029,188	(1,956,015)	(12.2)%

Loss from operations	(2,017,213)	(4,254,248)	(2,237,035)	(52.6)%

Other expense, net	(615,463)	(940,714)	(325,251)	(34.6)

Net loss	$(2,632,676)	$(5,194,962)	$(2,562,286)	(49.3)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $18.2 million for the year ended September 30, 2012, an increase of approximately $459,000 (2.6%) from the prior fiscal year, due to increased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $10.4 million for the year ended September 30, 2012, an increase of approximately $835,000 (8.7%) from the prior fiscal year. This increase was primarily a result of increased audio conferencing revenues in the Infinite division.

Infinite division revenues increased by approximately $767,000 (10.1%) for the year ended September 30, 2012 as compared to the prior fiscal year. This was due to a 16.9% increase in the number of minutes billed by the Infinite division, which was approximately 123.0 million for the year ended September 30, 2012, as compared to approximately 105.2 million minutes billed for the prior fiscal year. The revenue impact of this increase in billed minutes was partially offset by a decrease in the average revenue per minute, which was approximately 7.0 cents for the year ended September 30, 2012, as compared to approximately 7.3 cents for the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues.

We believe that Infinite’s alliance with BT Conferencing to provide a jointly developed conferencing platform to Infinite’s reservationless client base, along with Infinite’s other sales initiatives, is a significant contributor to the current growth in Infinite division revenues.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and will be managed by our Infinite Conferencing division as part of the Audio and Web Conferencing Services Group. The unaudited revenues from the acquired operations for the twelve months ended August 31, 2012 were approximately $1.4 million, including free conferencing business revenues of approximately $300,000.  We have agreed to pay 70% of the future free conferencing business revenues, net of applicable expenses, to Intella2 through November 30, 2017, after which we have agreed to pay Intella2 an amount equal to such payments for the last two months of that period, with no further obligation to Intella2 in that regard. The 70% will be adjusted to 50% if the free conferencing business revenues, net of applicable expenses, are less than $40,000 for two consecutive quarters, and will be adjusted back to 70% if that amount returns to more than $40,000 for two consecutive quarters.

We are expecting positive operating cash flow from these acquired operations for the ten months from December 1, 2012 through September 30, 2013, although we also incurred debt subsequent to September 30, 2012 that was associated specifically or generally with this acquisition – see Liquidity and Capital Resources below.

Based on the above, we expect the fiscal 2013 revenues of the Audio and Web Conferencing Services Group, as well as of its Infinite division, to exceed the respective fiscal 2012 amounts for the year as a whole, although this cannot be assured.

Digital Media Services Group revenues were approximately $7.7 million for the year ended September 30, 2012, a decrease of approximately $377,000 (4.6%) from the prior fiscal year, primarily due to a decrease in DMSP and hosting division revenues.

DMSP and hosting division revenues decreased by approximately $276,000 (14.0%) for the year ended September 30, 2012 as compared to the prior fiscal year. This decline was primarily related to the loss of a single customer that we were providing streaming services to at very little margin, as part of a larger business relationship that is still in place. Therefore, the loss of this customer and the related revenues did not have a material impact on our net operating results.

Revenues of the webcasting division, which is part of the Digital Media Services Group, also decreased by approximately $151,000 (2.5%) for the year ended September 30, 2012 as compared to the prior fiscal year. This is because the approximately 5,000 webcasts we produced during the year ended September 30, 2012, represented a decrease of approximately 2,300 webcasts as compared to the prior fiscal year. However since this decline was almost entirely related to lower priced audio-only events instead of higher priced video events, the average revenue per webcast event of approximately $1,205 for the year ended September 30, 2012 represented an increase of approximately $350, or 42.8%, from the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

We believe that our webcasting division revenues will be favorably impacted in fiscal 2013 by a comprehensive update to our webcasting platform (V4), which we are releasing in January 2013. The updated webcasting platform will include the following features that are not in the current version: a “wizard” for creating new webcasting events, comprehensive social media integration, template-driven web pages and features, viewer-controlled webcast player layout, pre-created “themes” for professional-looking web pages with one click and an ad-hoc report generator for custom analytics. We also expect to eventually see increased webcasting sales as a result of a recently introduced MP365 pricing model that includes a fixed monthly fee to us as well as establishes MP365 as a value-added platform to assist the customer in using our webcasting services and more particularly, our webinar services. This new MP365 pricing model enables the show organizer to sell inexpensively or give away the exhibitor booths and instead charge for the webinars as a lead generation tool.

Consolidated gross margin was approximately $12.1 million for the year ended September 30, 2012, an increase of approximately $281,000 (2.4%) from the prior fiscal year. This increase was due to approximately $757,000 additional gross margin from the Infinite division of the Audio and Web Conferencing Services Group, corresponding to an approximately $767,000 increase in Infinite division revenues.

Our consolidated gross margin percentage was 66.4% for the year ended September 30, 2012, versus 66.5% for the prior fiscal year. During the third quarter of fiscal 2012, we renegotiated certain supplier contracts which we expect will reduce our cost of sales by approximately $186,000 in fiscal 2013, as compared to fiscal 2012.

Consistent with our expectations that our consolidated fiscal 2013 revenues will exceed the respective corresponding fiscal 2012 amounts for the year as a whole, as discussed above, we expect consolidated gross margin (in dollars) for fiscal year 2013 to exceed the corresponding fiscal 2012 amount, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $14.1 million for the year ended September 30, 2012, a decrease of approximately $2.0 million (12.1%) from the prior fiscal year, due to

(i)      A $1,150,000, or 67.6%, reduction in impairment loss on goodwill and other intangible assets for the year ended September 30, 2012, as compared to the prior fiscal year, and

(ii)    An approximately $776,000, or 9.0%, reduction in compensation expense for the year ended September 30, 2012, as compared to the prior fiscal year.

In accordance with the Intangibles – Goodwill and Other topic of the ASC, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with that review performed as of September 30, 2011, the Acquired Onstream goodwill was determined to be impaired as of that date and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. In accordance with that review performed as of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired as of that date and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000. These adjustments were reflected in our results of operations for the years ended September 30, 2012 and 2011, respectively, as a charge for impairment of goodwill and other intangible assets.

The decrease in compensation expense is primarily because the Black-Scholes value of certain stock options granted to the Executives in September 2007 with a four-year vesting period was fully expensed during the period from October 2007 through September 2011. The non-cash compensation expense related to these options was approximately $470,000 for the year ended September 30, 2011 and zero for the year ended September 30, 2012. In addition, during March and April 2011, we took actions which reduced our compensation expenses by approximately $113,000 for fiscal 2012 as compared to fiscal 2011, although subsequent increases in certain other compensation expenses have partially offset some of these savings. Furthermore, during October and November 2011, we took actions which reduced our compensation expenses by approximately $240,000 for fiscal 2012 as compared to fiscal 2011, although subsequent increases in certain other compensation expenses have partially offset some of these savings.

During the second quarter of fiscal 2012, we terminated a consulting contract, which termination we expect will reduce our professional fee expense by approximately $300,000 in fiscal 2013, as compared to fiscal 2012.

Excluding the impact, if any, arising from any fiscal 2013 goodwill impairment charges as compared to those costs in fiscal 2013, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for fiscal year 2013 to be less than the corresponding fiscal 2012 amounts for the year as a whole, although this cannot be assured.

Other Expense

Other expense of approximately $615,000 for the year ended September 30, 2012 represented an approximately $325,000 (49.3%) decrease as compared to the prior fiscal year.

This decrease was due to an approximately $494,000, or 39.0%, reduction in interest expense for the year ended September 30, 2012, as compared to the prior fiscal year. This in turn was primarily attributable to (i) approximately $201,000 recognized as non-cash interest expense during the year ended September 30, 2011, which represented the excess of the market value of common shares issued over the carrying value of related Equipment Notes being retired with those shares, with no corresponding transaction occurring during the year ended September 30, 2012, and (ii) approximately $160,000 greater interest expense during the year ended September 30, 2011 related to the Equipment Notes, resulting from the amortization of discount on those notes ending on the original June 2011 maturity date, the outstanding balance of $1.0 million during the majority of the year ended September 30, 2011 as compared to $350,000 (interest-bearing portion) during the year ended September 30, 2012 and the excess of the fair market value of common shares, issued in lieu of cash interest payments, over the calculated cash interest amount.

Due to the price-based anti-dilution protection provisions (also known as “down round” provisions) included in a warrant issued by us in September 2010 in connection with the LPC Purchase Agreement ( “LPC Warrant 1”) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we are required to recognize LPC Warrant 1 as a liability at its fair value on each reporting date. Changes in the fair value of this liability are recognized in our consolidated statement of operations as other income or expense. Accordingly, we recognized other income of approximately $107,000 during the year ended September 30, 2012. However, effective October 24, 2012, LPC Warrant 1 and another warrant issued to LPC  were cancelled and replaced with new warrants with terms that only allow the number of underlying shares and the option exercise price to be adjusted in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions discussed above are not contained within the new warrants. As a result of this transaction, the non-current liability of approximately $81,374 on our September 30, 2012 balance sheet (related to LPC Warrant 1) will be relieved during the three months ended December 31, 2012 and recognized as non-operating income. This will be partially offset by non-operating expense of approximately $68,000, representing the aggregate Black-Scholes value of the new warrants. Therefore, the net impact on our statement of operations for the three months ended December 31, 2012 will be net non-operating income of approximately $13,000.

Liquidity and Capital Resources

For the year ended September 30, 2012, we had a net loss of approximately $2.6 million, although cash provided by operating activities for that period was approximately $1.1 million. Although we had cash of approximately $360,000 at September 30, 2012, our working capital was a deficit of approximately $2.7 million at that date.

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $878,000 at September 30, 2012. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly principal and interest installments of $41,409 extending through November 14, 2012 (the “Maturity Date”) and in accordance with a second Allonge to the Note dated December 12, 2012, the remaining principal balance outstanding under the Rockridge Note, as well as the related interest at 12% per annum, will be payable in twenty-two (22) equal monthly installments of $41,322, commencing on December 14, 2012 and ending on September 14, 2014 (the “Maturity Date”). Upon notice from Rockridge at any time and from time to time prior to the Maturity Date, all or part of the outstanding principal amount  of the Rockridge Note may be converted into a number of restricted shares of ONSM common stock. These conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.

The Note and Stock Purchase Agreement, as amended by the December 12, 2012 second Allonge to the Note, provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 591,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”) We have recorded no accrual for this matter on our financial statements through September 30, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.29 per share on January 11, 2013 was used as a basis of calculation, the required payment would be approximately $75,000.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.6 million as of January 11, 2013) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, and the term may be extended by us past the current December 27, 2013 expiration date for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We were in compliance with this Covenant for the March 31, June 30 and September 30, 2012 quarters.

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

We are obligated under convertible Equipment Notes with an outstanding principal balance of $350,000. These Equipment Notes are collateralized by specifically designated software and equipment owned by us, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. On December 31, 2012 we issued an aggregate of 140,000 restricted common shares to the Noteholders in exchange for a modification of the scheduled principal payment date to payments of $100,000 on November 15, 2013, $150,000 on December 15, 2013 and $100,000 on December 31, 2013 (collectively, the “Maturity Dates”). As part of the December 2012 modification, we also agreed to issue the Noteholders an aggregate of 583,335 restricted common shares (split into two tranches on January 15 and June 30, 2013), which will be credited upon issuance as a reduction of the outstanding Equipment Notes balance, using a price of $0.30 per share and (after both tranches are issued) resulting in a Credited Value of $175,000 and a remaining outstanding Equipment Notes balance of $175,000. Upon issuance of these shares, the remaining outstanding Equipment Notes balance will no longer be convertible into any additional common shares.

On the Maturity Dates, the Recognized Value shall be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the shares issued per the above plus (ii) the value of the shares issued per the above and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the Maturity Dates. If the Recognized Value exceeds the Credited Value, then the outstanding Equipment Notes balance shall be reduced, but to no less than zero, by 50% (fifty percent) of such excess. If the Credited Value exceeds the Recognized Value, then the outstanding Equipment Notes balance shall be increased by such excess.

We would have been obligated to pay $100,000 on December 31, 2012 under an unsecured subordinated note payable note (the “CCJ Note”) issued to CCJ Trust (“CCJ”), plus the final quarterly interest payment of $2,500. However, we agreed with CCJ to combine that $102,500 obligation with another unpaid obligation of $43,279 related to reimbursement of the shortfall upon the resale of common shares issued upon conversion of Series A-13. The combined obligation of $145,779 was the principal amount of a replacement subordinated note issued to CCJ dated January 1, 2013 and payable in 24 monthly principal and interest installments of $6,862.32 starting January 31, 2013 and which payment amount includes interest at 12% per annum. Prior to the issuance of the January 1, 2013 replacement note, the CCJ Note was convertible by CCJ into our common shares – however, the January 1, 2013 replacement note has no conversion rights.

On March 9, 2012 we received $100,000 for a note bearing interest at 15% per annum. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares. Interest payments were made on this note through November 30, 2012, at which time we issued an Intella2 Investor Note (as discussed below) for $100,000 in exchange for the satisfaction of this note.

On April 30, 2012 we received $100,000 for a note bearing interest at 15% per annum. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares. On December 31, 2012 we issued an additional 35,000 common shares to the holder of this note in exchange for a reduction of the interest rate from 15% to 12% per annum, effective November 1, 2012, and a modification of the principal payment schedule to a single payment of $100,000 due on October 31, 2014. Interest for the first six months was paid on October 31, 2012. The next interest payment (for the preceding three months) is due on January 31, 2013 and every three months thereafter through October 31, 2014.

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

On October 12, 2012 we received $50,000 for an unsecured subordinated note. The principal is payable in six equal monthly installments of $8,333 starting November 12, 2012, with each installment containing the applicable portion of the total interest of $5,000. An origination fee was paid to the lender by the issuance of 15,000 restricted ONSM common shares.

On November 15, 2012 we received $100,000 for an unsecured subordinated note. The total interest of $20,000 is payable in applicable monthly installments starting December 15, 2012, and the principal balance is due on May 15, 2013. An origination fee was paid to the lender by the issuance of 35,000 restricted ONSM common shares.

On November 30, 2012 we received $350,000 pursuant to unsecured promissory notes issued to five investors (the “Intella2 Investor Notes”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital.  Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. We paid (i) financing fees in cash of $16,000 to a third-party agent, related to $200,000 of this financing, and (ii) a commission of 100,000 unrestricted common shares to another third-party agent, which is related to the entire $350,000 financing as well as to potential additional financing which may be raised under these terms.

On November 30, 2012, we issued an additional Intella2 Investor Note for $100,000 to one of the five investors in exchange for the satisfaction of a note previously issued by us on March 9, 2012, as discussed above. This investor also purchased and funded $100,000 of the original $350,000 of Intella2 Investor Notes issuance. After this transaction, the total outstanding principal balance of the Intella2 Investor Notes was $450,000 and the amount held by this investor was $200,000.

In connection with the above financing, we issued to the holders of the Intella2 Investor Notes an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. The buy-back terms are as follows: If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 90,000 shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 180,000 shares of the originally issued Intella2 Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.40 per share. The above only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable dates.

On or about November 30, 2012 we received $175,000 pursuant to unsecured promissory notes issued to four investors (the “Investor Notes”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing.

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 210,000 restricted common shares (the “Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 17,500 shares of the originally issued Common Stock from the investor at $0.80 per share. If the fair market value of the Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.80 per share. The above only applies to the extent the Common Stock is still held by the investor(s) at the applicable dates.

On November 30, 2012 we received $200,000 pursuant to a promissory note issued to a single investor and bearing interest at 12% per annum. This note is secured by our assets (but subordinated to our secured debts to Thermo Credit and Rockridge Capital, as well as to other property and equipment liens). The principal, along with accrued interest and an origination fee of $8,000, is repayable in a single balloon payment on March 1, 2013.

On January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (the “New CCJ Note”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. New CCJ Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. In connection with this financing, we issued 30,000 restricted common shares (the “CCJ Common Stock”) to CCJ, of which we have agreed to buy back up to 5,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 2,500 shares of the originally issued CCJ Common Stock from CCJ at $0.80 per share. If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 5,000 shares of the originally issued CCJ Common Stock, less the amount of any shares already bought back at the one year point, from CCJ at $0.80 per share. The above only applies to the extent the CCJ Common Stock is still held by CCJ at the applicable dates.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and will be managed by our Infinite Conferencing division, which specializes in audio and web conferencing.

The total preliminary purchase price was approximately $1.1 million of which we paid approximately $760,000 in cash as of November 30, 2012. The remaining balance is payable in the event of, and to the extent that, eligible revenues for the twelve months ending November 30, 2013 exceed the purchase price payments already made (which were based on 65% of eligible revenues for the twelve months ending August 31, 2012), but subject to the minimum purchase price discussed below. An additional earn out of up to approximately $300,000 would be paid based on 50% of the excess of eligible revenues for the twelve months ending November 30, 2013 over eligible revenues for the twelve months ending August 31, 2012. Eligible revenues exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. Any additional purchase price payments discussed above will be made in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The minimum total purchase price is $950,000 and the maximum total purchase price is $1,450,000, including broker fees.

The unaudited revenues from the acquired operations for the twelve months ended August 31, 2012 were approximately $1.4 million, including free conferencing business revenues of approximately $300,000.  We have agreed to pay 70% of the future free conferencing business revenues, net of applicable expenses, to Intella2 through November 30, 2017, after which we have agreed to pay Intella2 an amount equal to such payments for the last two months of that period, with no further obligation to Intella2 in that regard. The 70% will be adjusted to 50% if the free conferencing business revenues, net of applicable expenses, are less than $40,000 for two consecutive quarters, and will be adjusted back to 70% if that amount returns to more than $40,000 for two consecutive quarters.

We are expecting positive operating cash flow from these acquired operations for the ten months from December 1, 2012 through September 30, 2013.

Projected capital expenditures for the twelve months ending September 30, 2013 total approximately $950,000, which includes software and hardware upgrades to the DMSP, the webcasting platform (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the MarketPlace365 platform. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

During the second quarter of fiscal 2012, we terminated a consulting contract, which termination we expect will reduce our professional fee expense by approximately $300,000 in fiscal 2013, as compared to fiscal 2012. During the third quarter of fiscal 2012, we renegotiated certain supplier contracts which we expect will reduce our cost of sales by approximately $186,000 in fiscal 2013, as compared to fiscal 2012.

During the three months ended June 30, 2012, our revenues were sufficient to fund our operating cash expenditures plus all capital expenditures and debt service expenditures (monthly principal and interest payments on the Rockridge Note and interest payable in cash on the Line and other debts). This was not the case for the three months ended September 30, 2012, primarily due to a seasonal decline in our revenues for that quarter, as compared to revenues for the three months ended June 30, 2012. However our revenues for the three months ended December 31, 2012 exceed the revenues for the three months ended September 30, 2012 and we expect that this quarter to quarter increase will continue through the three months ending June 30, 2013, excluding the impact of the Intella2 acquisition noted above. However, in the event we are unable to achieve the expected recovery of revenues from the seasonal decrease, we believe that a combination of the already implemented cost savings discussed above, additional identified decreases in our current level of expenditures that we have already planned to implement or could implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to fund our operations for the next twelve months. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds under the Funding Letter or otherwise and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of $1,408,192. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since that date and the closing market price was $0.29 per share on January 11, 2013. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

The Purchase Agreement has a term of 36 months (which is after giving effect to the terms of an April 28, 2011 amendment) but may be terminated by us at any time after the first year at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. As a result of the October 22, 2012 transfer of the listing of our common shares from NASDAQ to OTCQB and the resulting loss of our S-3 eligibility, the applicable registration statement is no longer effective. However, on November 20, 2012 LPC provided us with a letter stating that the lapse of the effectiveness of the applicable registration statement would not be considered an event of default under the Purchase Agreement, although LPC would not be required to purchase shares under the Purchase Agreement until the effectiveness of the applicable registration statement is restored or a replacement registration statement is filed. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

The shares of common stock sold and issued under the Purchase Agreement, and the shares of common stock issuable upon conversion of Series A-14, were sold and issued pursuant to prospectus supplements filed by us on September 24, 2010 and on July 1, 2011 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 4.1 million shares from our Shelf Registration.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, dated September 17, 2010, under which we agreed, among other things, to use our best efforts to keep the registration statement effective until the maturity date as defined in the Purchase Agreement and to indemnify LPC for certain liabilities in connection with the sale of the securities.  As a result of the October 22, 2012 transfer of the listing of our common shares from NASDAQ to OTCQB, as discussed above, and the resulting loss of our S-3 eligibility, this registration statement is no longer effective.

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share. This transaction was unrelated to the Purchase Agreement.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2013, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated.

We have incurred losses since our inception, and have an accumulated deficit of approximately $131.6 million as of September 30, 2012. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 products and services as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash provided by operating activities was approximately $1.1 million for the year ended September 30, 2012, as compared to approximately $35,000 provided by operations for the prior fiscal year. The $1.1 million reflects our net loss of approximately $2.6 million, reduced by approximately $2.1 million of non-cash expenses included in that loss and by approximately $387,000 arising from a net decrease in non-cash working capital items during the period and increased by approximately $113,000 of non-cash income included in that loss. The net decrease in non-cash working capital items for the year ended September 30, 2012 is primarily due to an approximately $281,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers. This compares to a net increase in non-cash working capital items of approximately $236,000 for the prior fiscal year. The primary non-cash expenses included in our loss for the year ended September 30, 2012 were approximately $1.4 million of depreciation and amortization, approximately $607,000 of professional fee expenses paid with equity (and including amortization of deferred expenses for prior period issuances), approximately $587,000 of employee compensation expenses paid with options and other equity and $550,000 impairment loss on goodwill and other intangible assets. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $948,000 for the year ended September 30, 2012 as compared to approximately $1.0 million for the prior fiscal year. Current and prior period investing activities related primarily to the acquisition of property and equipment, including capitalized software development costs.

Cash used in financing activities was approximately $48,000 for the year ended September 30, 2012 as compared to approximately $452,000 provided in the prior fiscal year. Current year period financing activities, as well as those in the comparable prior year period, primarily related to proceeds from notes payable and sale of common shares, fully or partially offset by repayments of notes and leases payable and convertible debentures.

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

Our prior acquisitions of several businesses, including the Onstream Merger and the Infinite Merger, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $10.4 million at September 30, 2012, representing approximately 63% of our total assets and approximately 109% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2012 includes approximately $2.4 million (net of depreciation) related to the capitalized development costs of the DMSP, MP365 and Webcasting/iEncode platforms, representing approximately 14% of our total assets and approximately 25% of the book value of shareholder equity.

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

In accordance with the Intangibles – Goodwill and Other topic of the ASC, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment and is tested using a two-step process. However, with respect to our annual impairment review of our goodwill and other acquisition-related intangible assets conducted as of September 30, 2012, we applied the provisions of ASU 2011-08, which allows us to forego the two-step impairment process based on certain qualitative evaluation, and which pronouncement we first adopted for our annual impairment review conducted as of September 30, 2011. This qualitative evaluation included our assessment of relevant events and circumstances as listed in ASU 2011-08, some of which relate to the Onstream Media corporate entity (“ONSM”) as a whole, which includes reporting units with acquired goodwill and other intangible assets as well as other operations engaged in by ONSM, and some of which pertain to the individual reporting units.

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

Based on this qualitative evaluation, with respect to the Infinite and EDNet reporting units, we determined that it was more likely than not, as well as clear, that the fair values of the Infinite and EDNet reporting units were more than their respective carrying amounts and accordingly it would not be necessary to perform the two-step goodwill impairment test with respect to those reporting units as of September 30, 2012. However, we were unable to arrive at the same conclusion as a result of our qualitative evaluation of the Acquired Onstream business unit. Accordingly, we performed impairment tests on Acquired Onstream as of September 30, 2012, using the two-step process described above and we determined that Acquired Onstream’s goodwill was impaired as of that date. Based on that condition, a $550,000 adjustment was made to reduce the carrying value of goodwill as of that date.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2013 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A (T).      CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective.

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

As required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer and was based on the criteria set forth in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the operating effectiveness of controls. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's internal control over financial reporting is effective. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name	Age	Position

Randy S. Selman	56	Chairman of the Board, President and Chief Executive Officer
Alan M. Saperstein	53	Director and Chief Operating Officer
Robert E. Tomlinson	55	Senior Vice President and Chief Financial Officer
Clifford Friedland	61	Director and Senior Vice President Business Development
David Glassman	61	Senior Vice President and Chief Marketing Officer
Charles C. Johnston (1) (2) (3)	77	Director
Carl L. Silva (1) (2) (3) (4)	49	Director
Leon Nowalsky (2) (3)	51	Director
Robert D. (“RD”) Whitney (1)	43	Director

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

Carl Silva.  Mr. Silva, who has been a member of our Board of Directors since July 2006, serves on our Audit, Compensation (as Chairman), Governance and Nominating and Finance Committees. Mr. Silva has over 25 years of experience in the telecommunications and high tech industry, and he has held a variety of positions in business development, sales, marketing, software engineering, and systems engineering during this time. During 2012, Mr. Silva joined ANXeBusiness Corp. as their Chief Scientist, responsible for developing a new nationwide credit card protection system.  In 2011, Mr. Silva cofounded Smalltell, which focuses on social commerce solutions, such as mobile payment technologies, user-generated content, wireless broadband devices, and nationwide data plans.  Also in 2011, Mr. Silva was Chief Scientist and VP of Technology for Nexaira Wireless, Inc. (NXWI.OB), a 3G/4G Router company, starting there in 2008. Prior to this Mr. Silva was CEO of Cognigen Business Systems, Inc. (NASDAQ: CNGW), a managed service provider for small to mid-size businesses for VoIP and high speed Internet. In May 2003, Mr. Silva started Anza Borrego Partners as a management consulting firm designed to support entrepreneurs in the growth of their businesses.  Mr. Silva was Senior Vice-President for SAIC’s Converged Network Professional services organization from July 1998 to May 2003.  From September 1994 to June 1998, he was with Telcordia Technologies (formerly Bell Communications Research, or Bellcore), where he implemented the first VoIP softswitch in the cable industry.

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Silva should currently serve as a director, in light of our business and structure, are as follows: over 25 years of experience in the telecommunications and high tech industry, most notably at ANX, Nexaira, Cognigen and SAIC.

Leon Nowalsky.  Mr. Nowalsky was appointed a member of our Board of Directors in December 2007 and serves on our Compensation and Governance and Nominating (as Chairman) Committees. Mr. Nowalsky, a partner in the New Orleans-based law firm of Nowalsky, Bronston & Gothard APLLC (NBG), possesses over twenty years of experience in the field of telecommunications law and regulation. Mr. Nowalsky presently is a founder and board member of Thermo Credit, LLC, a specialty finance company for the telecommunications industry and J.C. Dupont, Inc., a Louisiana based oil and gas concern. Mr. Nowalsky has been general counsel for Telemarketing Communications of America, Inc., (“TMC”), as well as lead counsel in TMC’s mergers and acquisitions program, and following TMC’s acquisition by a wholly owned subsidiary of Advanced Telecommunications Corporation, Mr. Nowalsky served as ATC’s chief regulatory counsel as well as interim general counsel.  In 1990, Mr. Nowalsky left ATC to set up a private law practice specializing in telecommunications regulatory matters, mergers and acquisitions and corporate law, which later expanded to become NBG. Mr. Nowalsky has previously served as a director of the following companies: Network Long Distance, Inc., a long distance company which was acquired by IXC Communications; RFC Capital Corp., a specialty finance company dedicated exclusively to the telecommunications industry which was purchased in 1999 by TFC Financial Corp., a division of Textron (NYSE:TXT); and New South Communications, a facilities-based competitive local exchange carrier which merged to form NUVOX, which was subsequently acquired by Windstream; W2Com, LLC, a video conferencing and distance learning provider which was acquired by Arel Communications & Software, Ltd. (NASDAQ: ARLC).

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Nowalsky should currently serve as a director, in light of our business and structure, are as follows: over twenty years of experience in the field of telecommunications law and regulation, most notably at TMC and ATC, as well his currently active private law practice specializing in telecommunications regulatory matters, mergers and acquisitions and corporate law.

Robert D. (“RD”) Whitney.  Mr. Whitney was appointed a member of our Board of Directors in April 2011 and serves on our Audit Committee. Mr. Whitney has been a partner since January 2011 with Greenhaven Partners (“Greenhaven”), a private-equity firm focusing on investments in specialty information and digital media oriented businesses, and in connection with that role is Chief Executive Officer of two Greenhaven owned entities - Management Networks, LLC (including the Institute of Finance and Management) and Exchange Networks, LLC (a MarketPlace365 promoter) and Chief Operating Officer of a third - Chief Executive Group, LLC. From 2008 through 2010, Mr. Whitney was CEO of the online media division of the Tarsus Group, PLC, a London-based B2B conference and event producer (TRS.L) and in this position he was also associated with Onstream in various roles during the development and commercial introduction phases of MarketPlace365. From 1997 through 2005, and again in 2006 through 2008, he served in various roles (including Vice President of Operations and General Manager) with Kennedy Information, a firm specializing in delivering market intelligence through multiple media. During this time, Mr. Whitney was instrumental in the sale of Kennedy Information to its current parent company, BNA, which was the largest independent publisher of information and analysis products for professionals in business and government. He also has held positions at Kluwer Law International (a division of Wolters Kluwer), the Thompson Publishing Group, Yankee Publishing, Vicon Publishing and Connell Communications (a division of IDG). Mr. Whitney holds an MBA from Fitchburg State College and a BS from Bentley University.

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

Director Compensation Table

                The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2012:

					CHANGE IN
					PENSION VALUE
	FEES EARNED			NON-EQUITY	AND NONQUALIFIED
	OR PAID IN	STOCK	OPTION	INCENTIVE PLAN	DEFERRED	ALL OTHER	TOTAL
	CASH	AWARDS	AWARDS	COMPENSATION	COMPENSATION	COMPENSATION	COMPENSATION
NAME	($) (1)	($) (2)	($) (2)	($)	EARNINGS ($)	($)(1)	($)
Charles C. Johnston (4)	$51,000	-0-	-0-	-0-	-0-	$12,000	$63,000
Carl L. Silva	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000
Leon Nowalsky	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000
Robert D. Whitney	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000

1)         Directors who are not our employees received $3,750 per quarter ($15,000 per year) as compensation for serving on the Board of Directors during fiscal 2012, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings. In addition, Charles Johnston received (i) $36,000 during fiscal 2012 for serving as chairman of the Audit Committee of the Board of Directors (ii) $12,000 during fiscal 2012 as a non-accountable travel and expense allowance. Although the travel and expense allowance is non-accountable, the amount was established based on the costs expected to be incurred by Mr. Johnston in connection with his duties as director as well as chairman of the Audit Committee.

2)         No shares or options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2012. Options granted in previous years were still held as of September 30, 2012 by members of our Board of Directors (excluding those who are Named Executive Officers), as follows:

Messrs. Johnston, Silva and Nowalsky each hold four-year Plan options to purchase 25,000 shares of our common stock with an exercise price of $1.23 per share ( fair market value on the date of issuance), issued to them on January 14, 2011 as part of a company-wide grant. These options vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. Options to purchase another 25,000 common shares were approved for issuance to each of these individuals by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

Mr. Whitney holds immediately exercisable four-year Plan options to purchase 25,000 shares of our common stock with an exercise price of $1.00 per share (above fair market value on the date of issuance), issued to him on June 13, 2011 upon his initial appointment to our Board of Directors.

Mr. Johnston holds immediately exercisable five-year Plan options to purchase 16,667 shares of our common stock with an exercise price of $9.42 per share (above fair market value on the date of issuance), issued to him in August and December 2009.

3)         In addition to the allocation of a percentage of the Company Sale Price to the Executives, as discussed below in Item I - Executive Compensation, on August 11, 2009 our Compensation Committee determined that an additional two percent (2.0%) of the Company Sale Price would be allocated, on the same terms, to the then four outside members of our Board of Directors (0.5% each), as a supplement to provide appropriate compensation for ongoing services as a director and as a termination fee. On June 5, 2010, one of the four outside Directors passed away and on April 18, 2011, Mr. Whitney was appointed to fill that outside director seat. The status of this item, both with respect to the deceased outside director and/or the new outside director, has not been further addressed by the Compensation Committee to date.

4)         The above table excludes compensation to Mr. Johnston and/or certain entities affiliated with Mr. Johnston related to financing activities – see Item L below – Transactions With Related Persons.

Board of Directors Meetings and Committees

The Board of Directors meets regularly (in-person and/or by telephone conference) during the year to review matters affecting us and to act on matters requiring Board approval and it also holds special meetings whenever circumstances require. In addition, it may act by written consent. During the fiscal year ended September 30, 2012, there were six meetings of the Board, and the Board took action nine times by written consent. The Board of Directors has four standing committees as discussed below and may, from time to time, establish additional committees.

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

The Audit Committee is presently composed of Messrs. Johnston (chairman), Silva and Whitney. The Audit Committee met (in-person and/or by telephone conference) four times in fiscal 2012.

Compensation Committee

The Compensation Committee establishes and administers our executive and director compensation practices and policies, including the review of the individual elements of total compensation for executive officers and directors and recommendation of adjustments to the Board of Directors.  In addition, the Compensation Committee administers our 1996 Stock Option Plan and our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to executives and directors (as well as all other employees) and the terms and conditions of which they are granted and  recommends plans and plan amendments to the Board.  The Compensation Committee is presently composed of Messrs. Silva (chairman), Johnston and Nowalsky. The Compensation Committee met in fiscal 2012 in conjunction with meetings of the full Board of Directors.

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

               Mr.  Silva is currently the sole member of the Finance Committee. The Finance Committee met in fiscal 2012 in conjunction with meetings of the full Board of Directors.

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

                The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman), Johnston and Silva, who are each "independent" as independence for nominating committee members is defined within the NASDAQ Listing Rules. The Governance and Nominating Committee met in fiscal 2012 in conjunction with meetings of the full Board of Directors.

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

Our Code of Business Conduct and Ethics was included as an exhibit to our fiscal 2003 annual report filed on Form 10-K. We will provide a copy of our Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Onstream Media Corporation, 1291 SW 29 Avenue, Pompano Beach, Florida 33069.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2012 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2012, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2012.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

                The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”):

Total compensation as presented in the following table includes cash and non-cash elements. The most significant non-cash element is the value assigned to options based on the Black-Scholes model, and those options as discussed in footnotes 11 and 12 below had strike prices that significantly exceeded the market value of our shares as of September 30, 2012 and 2011, respectively and thus at those dates were what is commonly described as “under water”. The options discussed in footnote 12 below were also unvested and thus not available to be exercised at that date. The shares discussed in footnote 12 below are prohibited to be traded until all restrictions are removed by the Board. See footnote 14 below for a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2012 and 2011:

SUMMARY COMPENSATION TABLE

				STOCK	OPTION	ALL OTHER	TOTAL
NAME AND	FISCAL		BONUS	AWARDS	AWARDS	COMPENSATION	COMPENSATION
PRINCIPAL POSITION	YEAR	SALARY ($)	($)	($)	($)	($) (13)	($)(14)

Randy S. Selman	2012	$272,883 (12)	-0-	-0-	-0-	$50,968 (1)	$323,851
President, Chief	2011	$271,751 (12)	-0-	-0-	$111,255 (11) (12)	$52,789 (2)	$435,795
Executive Officer and Director

Alan Saperstein	2012	$248,076 (12)	-0-	-0-	-0-	$53,293(3)	$301,369
Chief Operating Officer and Director	2011	$247,047 (12)	-0-	-0-	$107,824 (11) (12)	$53,892(4)	$408,763

Robert Tomlinson	2012	$234,165 (12)	-0-	-0-	-0-	$52,194 (5)	$286,359
Chief Financial Officer	2011	$230,667 (12)	-0-	$32,037 (12)	$ 73,512 (11)	$56,775 (6)	$392,991

Clifford Friedland	2012	$220,449 (12)	-0-	-0-	-0-	$55,046 (7)	$275,495
Senior VP - Business Development	2011	$219,536 (12)	-0-	-0-	$104,003 (11) (12)	$57,586 (8)	$381,125
and Director

David Glassman	2012	$220,449 (12)	-0-	-0-	$-0-	$51,033(9)	$271,482
Senior VP - Marketing	2011	$219,536 (12)	-0-	-0-	$104,003 (11) (12)	$52,698(10)	$376,237

(1)                 Includes $12,557 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,411 for retirement savings and 401(k) match.

(2)                 Includes $14,392 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,397 for retirement savings and 401(k) match.

(3)                 Includes $18,293 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(4)                 Includes $18,892 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(5)                 Includes $14,299 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,895 for retirement savings and 401(k) match.

(6)                 Includes $18,892 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,883 for retirement savings and 401(k) match.

(7)                 Includes $16,572 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,694 for retirement savings and 401(k) match.

(8)                 Includes $18,892 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,476 for retirement savings and 401(k) match.

(9)                 Includes $12,557 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,476 for retirement savings and 401(k) match.

(10)             Includes $14,009 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,689 for retirement savings and 401(k) match.

(11)             On January 14, 2011 our Compensation Committee, as part of a company-wide grant, awarded 90,000 four-year Plan options to each of our Named Executive Officers, which options vest over two years and are exercisable at $1.23 per share, fair market value on the date of the grant. However, the quoted market value of an ONSM share was $0.73 per share as of September 30, 2011. As a result of this issuance, we recognized aggregate non-cash compensation expense of approximately $367,560 ($73,512 each) as fiscal 2011 compensation in the above table, which represents the full valuation of the related options using the Black-Scholes model. For book purposes, the expense will be recognized over a two year period commencing on the grant date.

(12)             Effective October 1, 2009, a significant portion of our workforce, including the Named Executive Officers, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Named Executive Officers and the contractually scheduled September 28, 2010 and 2011 raises were not given effect, no adjustment was made to the terms of their related employment agreements, as set forth below, to reflect these matters. Based on approval by our Compensation Committee effective September 29, 2011, an aggregate of 41,073 restricted common Plan shares and four-year Plan options to purchase an aggregate of 266,074 common shares for $0.97 per share (in excess of fair market value on the date of the grant) were issued to the Named Executive Officers as partial consideration for this withheld compensation and are reflected as non-cash compensation for fiscal 2011 in the above table, in the aggregate amount of $165,074. The common shares are prohibited from trading unless all restrictions are removed by the Board and the options are as of now unvested. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our September 30, 2012 balance sheet pertains to the unresolved contractual obligations through that date, to the extent not addressed by the issuance of restricted shares and options discussed above. However, this will not be reflected as compensation in the above table until and unless additional payments are made to the Named Executive Officers in settlement of those amounts.

(13)             The Named Executive Officers did not receive non-equity incentive plan compensation or compensation from changes in pension value and nonqualified deferred compensation earnings during the periods covered by the above table.

(14)             Below is a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2012 and 2011:

For the year ended September 30, 2012:
	Cash	Non-Cash
	Compensation	Compensation
Randy S. Selman	$323,851	$-
Alan Saperstein	$301,369	$-
Robert Tomlinson	$286,359	$-
Clifford Friedland	$275,495	$-
David Glassman	$271,482	$-

For the year ended September 30, 2011:
	Cash	Non-Cash
	Compensation	Compensation
Randy S. Selman	$324,540	$111,255
Alan Saperstein	$300,939	$107,824
Robert Tomlinson	$287,442	$105,549
Clifford Friedland	$277,122	$104,003
David Glassman	$272,234	$104,003

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

The above employment agreements also provide that in the event we are sold for a Company Sale Price that represents at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), the Executives will receive, as a group, cash compensation of twelve percent (12.0%) of the Company Sale Price, payable in immediately available funds at the time of closing such transaction. The Company Sale Price is defined as the number of Equivalent Common Shares outstanding at the time we are sold multiplied by the price per share paid in such Company Sale transaction. The Equivalent Common Shares are defined as the sum of (i) the number of common shares issued and outstanding, (ii) the common stock equivalent shares related to paid for but not converted preferred shares or other convertible securities and and (iii) the number of common shares underlying “in-the-money” warrants and options, such sum multiplied by the market price per share and then reduced by the proceeds payable upon exercise of the “in-the-money” warrants and options, all determined as of the date of the above employment agreements but the market price per share used for this purpose to be no less than $6.00. The 12.0% is allocated in the employment agreements as two and one-half percent (2.5%) each to Messrs. Selman, Saperstein, Friedland and Glassman and two percent (2.0%) to Mr. Tomlinson.

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

Outstanding Equity Awards at Fiscal Year-End Table

                The following table sets forth certain information regarding stock options held as of September 30, 2012 by the Named Executive Officers. There were no outstanding stock awards held by them as of that date:

	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)		EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
NAME	EXERCISABLE	NOT EXERCISABLE

Randy Selman (3)	45,000(1)	45,000 (1)		$1.23	1/14/2015
		75,486 (2)		$0.97	9/29/2015
	44,958			$9.42	12/17/2014
	30,042			$9.42	8/11/2014
	66,667			$15.00	8/11/2014
	50,000			$10.38	9/28/2013– 9/28/2015
	2,291			$10.38	6/30/2013
Alan Saperstein (3)	45,000(1)	45,000(1)		$1.23	1/14/2015
		68,424 (2)		$0.97	9/29/2015
	44,958			$9.42	12/17/2014
	30,042			$9.42	8/11/2014
	66,667			$15.00	8/11/2014
	50,000			$10.38	9/28/2013– 9/28/2015
	2,291			$10.38	6/30/2013
Robert Tomlinson (3)	45,000(1)	45,000(1)		$1.23	1/14/2015
	25,000			$7.26	8/11/2014
	50,000			$10.38	9/28/2013– 9/28/2015
	2,291			$10.38	6/30/2013
Cliff Friedland (3)	45,000(1)	45,000(1)		$1.23	1/14/2015
		60,982 (2)		$0.97	9/29/2015
	50,000			$10.38	9/28/2013– 9/28/2015
	2,291			$10.38	6/30/2013
David Glassman (3)	45,000(1)	45,000(1)		$1.23	1/14/2015
		60,982 (2)		$0.97	9/29/2015
	50,000			$10.38	9/28/2013– 9/28/2015
	2,291			$10.38	6/30/2013

(1)     These options are discussed in footnote 11 to the Summary Compensation table presented above. The options presented exclude additional Plan options to purchase 90,000 common shares approved for issuance to each of the Named Executive Officers by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

(2)     These options are discussed in footnote 12 to the Summary Compensation table presented above.

(3)     The executive’s employment agreement provides that under certain circumstances, all options previously granted to the executive will be cancelled, with all underlying shares (vested or unvested) issued to the executive, and we will pay all taxes for the executive. These conditions are discussed in detail below, under Item J - “Employment Agreements”.

2007 Equity Incentive Plan

                On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the Plan were in addition to those already issued under the 1996 Plan, although as discussed above we may no longer issue additional options or stock grants under the 1996 Plan. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. At September 30, 2012, there were unexercised options to purchase 1,978,999 shares of our common stock outstanding under the Plan.  Such options were issued to our directors, employees and consultants at exercise prices ranging from $0.65 to $15.00 per share.

The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in our company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by the Compensation Committee of our Board of Directors (“the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof, are to be resolved at the sole discretion of our Board of Directors or the Committee.

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

                The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.  Officers, directors and employees of and consultants to us and our subsidiaries are eligible to receive Non-Qualified Options under the Plan.  Only such individuals who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

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

The Board of Directors may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization) without the consent of our shareholders, (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination dates of the Plan.

                Unless the Plan has been earlier suspended or terminated by the Board of Directors, the Plan shall terminate 10 years from the date of the Plan’s adoption.  Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plan are therefore not ascertainable. On January 11, 2013, the closing price of our common stock as reported on OTCQB was $0.29 per share.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information regarding beneficial ownership of our common stock as of January 11, 2013 held by:

•                     persons who own beneficially more than 5% of our outstanding common stock,

•                     our directors,

•                     named executive officers, and

•                     all of our directors and officers as a group.

                Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from January 11, 2013 upon exercise of options, warrants, convertible securities or other rights to receive our common shares. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, convertible securities or other rights to receive our common shares that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders received from our transfer agent as of January 11, 2013. At that date, approximately 76% of our outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.  Shares held by CEDE & Co. are not reflected in the following table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	285,618	1.9%
Alan M. Saperstein (2)	285,931	1.9%
Clifford Friedland (3)	266,197	1.8%
David Glassman (4)	266,169	1.8%
Robert E. Tomlinson (5)	167,291	1.1%
Charles C. Johnston (6)	231,659	1.6%
Carl L. Silva (7)	25,000	0.2%
Leon Nowalsky (8)	25,000	0.2%
Robert D. (“RD”) Whitney (9)	25,000	0.2%
All directors and officers as a group (nine persons) (10)	1,577,867	10.1%
Austin Lewis (11)	944,758	6.5%

(1)           Includes 1,660 shares of our common stock presently outstanding, vested options to acquire 90,000 common shares at $1.23 per share, vested options to acquire 75,000 common shares at $9.42 per share, vested options to acquire 52,291 common shares at $10.38 per share and vested options to acquire 66,667 common shares at $15.00 per share. Excludes unvested options to acquire 75,486 common shares at $0.97 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (2)          Includes 1,973 shares of our common stock presently outstanding, vested options to acquire 90,000 common shares at $1.23 per share, vested options to acquire 75,000 common shares at $9.42 per share, vested options to acquire 52,291 common shares at $10.38 per share and vested options to acquire 66,667 common shares at $15.00 per share. Excludes unvested options to acquire 68,624 common shares at $0.97 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (3)          Includes 74,538 shares of our common stock presently outstanding, 24,684 shares of our common stock held by Titan Trust, 24,684 shares of our common stock held by Dorado Trust, vested options to acquire 90,000 common shares at $1.23 per share and vested options to acquire 52,291 common shares at $10.38 per share. Excludes unvested options to acquire 60,982 common shares at $0.97 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

 (4)          Includes 74,510 shares of our common stock presently outstanding, 24,684 shares of our common stock held by JMI Trust, 24,684 shares of our common stock held by Europa Trust, vested options to acquire 90,000 common shares at $1.23 per share and vested options to acquire 52,291 common shares at $10.38 per share. Excludes unvested options to acquire 60,982 common shares at $0.97 per share and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

 (5)          Includes vested options to acquire 90,000 common shares at $1.23 per share, vested options to acquire 25,000 common shares at $7.26 per share and vested options to acquire 52,291 common shares at $10.38 per share. Excludes 41,073 restricted common shares that may not be transacted by Mr. Tomlinson for any reason whatsoever prior to Board approval, which has not been granted and options to purchase 90,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

(6)          Includes 34,686 shares of our common stock presently outstanding, 155,203 shares of our common stock held by J&C Resources, LLC, 103 shares of our common stock held by Asset Factoring, Ltd., vested options to acquire 25,000 common shares at $1.23 per share and vested options to acquire 16,667 Onstream common shares at $9.42 per share. Excludes options to purchase 25,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued. Mr. Johnston is the control person of J&C Resources, LLC and Asset Factoring, Ltd. and exercises sole voting and dispositive powers over these shares.  Mr. Johnston's holdings exclude our securities owned by CCJ Trust. CCJ Trust is a trust for Mr. Johnston's adult children and he disclaims any beneficial ownership interest in CCJ Trust.

 (7)          Includes vested options to acquire 25,000 common shares at $1.23 per share. Excludes options to purchase 25,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (8)          Includes vested options to acquire 25,000 common shares at $1.23 per share. Excludes options to purchase 25,000 common shares approved for issuance by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

 (9)          Includes vested options to acquire 25,000 common shares at $1.00 per share.

 (10)        See footnotes (1) through (9) above.

 (11)        Includes 944,758 shares of our common stock presently outstanding. These shares of common stock are as reported on a Form 13G/A filed by Lewis Asset Management on January 5, 2009 and attributing beneficial ownership of 777,508 shares to Lewis Opportunity Fund and beneficial ownership of 167,250 shares to LAM Opportunity Fund, Ltd. These numbers are after adjustment of the reported shares to reflect the 1-for-6 reverse split of our common stock that was effective on April 5, 2010. As of January 11, 2013 Lewis Asset Management has not filed any update to this information and we have not undertaken to request an update from them. Mr. Lewis is the control person and beneficial owner of these entities and exercises sole voting and dispositive powers over these shares.

Mr. Fred Deluca has beneficial ownership of 324,695 shares as of January 11, 2013, issuable upon conversion of a note (the “Rockridge Note”) held by Rockridge Capital Holdings, LLC (“Rockridge”). Mr. Deluca is the control person and beneficial owner of Rockridge and exercises sole voting and dispositive powers over these shares. These 324,695 shares represent approximately 2.2% beneficial ownership, which is less than the 5% threshold for inclusion of Mr. Deluca in the beneficial ownership table above. However, in connection with the transaction giving rise to the Rockridge Note, Rockridge may also receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 591,667 restricted Onstream common shares. Based on the 60 day threshold discussed above, these shares are not considered to be beneficially owned by Rockridge or Mr. Deluca as of January 11, 2013. However, if these 591,667 shares were added to the 324,695 which are considered beneficially owned by Mr. Deluca as of that date, the combined total of 916,362 shares would represent 6.0% beneficial ownership.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date, the outstanding balance of the Rockridge Note may be converted into a number of restricted shares of Onstream common stock. The conversion will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for Onstream common stock for the twenty (20) days of trading on the OTCQB (or such other exchange or market on which Onstream common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick DeLuca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock (the “Beneficial Ownership Limitation”).  The Beneficial Ownership Limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us unless such waiver would result in a violation of the NASDAQ shareholder approval rules. The minimum conversion price of $2.40 per share would result in the issuance of 324,695 common shares upon the conversion of the remaining outstanding balance of the Rockridge Note as of January 11, 2013, which was $779,267.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and certain other related assets. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and in December 2009 this amount was again increased to $2.0 million. The outstanding balance bears interest at 12.0% per annum, adjustable based on changes in prime after December 27, 2011 (was prime plus 8% per annum through December 2, 2008, prime plus 11% per annum from that date through December 28, 2009 and 13.5% per annum from that date to December 27, 2011), payable monthly in arrears. Effective December 28, 2009, we also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. We paid the Lender initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year, a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit, a commitment fee of $20,000 in December 2010 related to the continuation of the Line for an additional year, a commitment fee of $20,000 in March 2012 related to the continuation of the Line for the year ended December 2012, and a commitment fee of $20,000 in December 2012 related to the continuation of the Line for the year ended December 2013. The expiration of the Line is December 27, 2013. We also pay the Lender fees and expenses totaling approximately two to three thousand dollars per quarter related to their reviews of our receivable and other records related to the loan. Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

In April 2009 we borrowed $750,000 from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by Mr. Fred Deluca, one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. In June 2009, we borrowed an additional $250,000 from Rockridge in accordance with the Rockridge Agreement. On September 14, 2009, we entered into Amendment Number 1 to the Agreement (the “Amendment”), as well as an Allonge to the Note (the “Allonge”), which allowed us to borrow up to an additional $1.0 million from Rockridge. We borrowed $500,000 on September 18, 2009 and the remaining $500,000 on October 20, 2009, resulting in cumulative borrowings under the Rockridge Agreement, as amended, of $2.0 million. This transaction is secured by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders and is repayable in equal monthly installments through September 14, 2014. The outstanding principal amount, or portions thereof, are convertible into our common stock (using a minimum conversion price of $2.40 per share) and the Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 591,667 restricted Onstream common shares (the “Shares”) upon not less than sixty-one (61) days written notice to us, which notice has not yet been given. The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements as of September 30, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.29 per share on January 11, 2013 was used as a basis of calculation, the required payment would be approximately $75,000.

On December 29, 2009, we entered into an agreement with CCJ Trust (“CCJ”) whereby accrued interest on a previous $200,000 cash advance through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors, and he disclaims any beneficial ownership interest in CCJ. To resolve the payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. This amendment also called for our cash payment of the previously accrued interest in the amount of $16,263 on or before January 31, 2011. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 common shares, leaving a remaining balance outstanding under the CCJ Note of $110,000, of which $10,000 was paid in January 2012. Three quarterly interest payments on the remaining outstanding $100,000 balance were subsequently made in cash and as of December 31, 2012 we would have owed the $100,000 principal plus the final quarterly interest payment of $2,500. However, we agreed with CCJ to combine that $102,500 obligation with another unpaid obligation of $43,279. The combined obligation of $145,779 was the principal amount of a replacement subordinated note issued to CCJ dated January 1, 2013 and payable in 24 monthly principal and interest installments of $6,862.32 starting January 31, 2013 and which payment amount includes interest at 12% per annum. Prior to the issuance of the January 1, 2013 replacement note, the CCJ Note was convertible by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). The January 1, 2013 replacement note has no conversion rights.

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

On January 10, 2012, we received a funding commitment letter (the “January 2012 Funding Letter”) from J&C, agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2012, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. This January 2012 Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation on our part to accept such funding on these terms and is not expected by us to be exercised. The cash provided under the January 2012 Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2013 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this January 2012 Funding Letter, other than funding received in connection with the LPC Facility, this January 2012  Funding Letter will be terminated.

In January 2012, as part of the transaction under which J&C issued the January 2012 Funding Letter, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ received upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. Based on the shortfall plus (i) the increased value of the underlying common stock related to this tranche as well as the second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, the total economic cost of this funding commitment letter was approximately $130,000.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2013, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2013 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated.

As provided in the A-13 Designation, any shares of Series A-13 still outstanding as of December 31, 2012 would automatically convert into our common shares. In December 2012, as part of a transaction under which J&C Resources issued us a Funding Letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. Based on the estimated shortfall calculated based on the closing ONSM share price on the date of the agreement with J&C Resources, plus the increased value of the underlying common stock related to this tranche of Series A-13 shares owned by CCJ, the total economic cost of this Funding Letter was approximately $151,000.

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

On January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (the “New CCJ Note”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. New CCJ Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. In connection with this financing, we issued 30,000 restricted common shares (the “CCJ Common Stock”) to CCJ, of which we have agreed to buy back up to 5,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 2,500 shares of the originally issued CCJ Common Stock from CCJ at $0.80 per share. If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 5,000 shares of the originally issued CCJ Common Stock, less the amount of any shares already bought back at the one year point, from CCJ at $0.80 per share. The above only applies to the extent the CCJ Common Stock is still held by CCJ at the applicable dates.

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

Director independence

Our independent directors are Messrs. Johnston, Silva, Nowalsky and Whitney.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The audit fees billed to us by Mayer Hoffman McCann P.C. (“MHM”) for professional services rendered during the fiscal year ended September 30, 2012 were $220,000 for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2011, and March 31 and June 30, 2012.

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

Audit Related Fees

The aggregate fees billed to us by MHM for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were none and $5,750 for the fiscal years ended September 30, 2012 and 2011, respectively.

Tax Fees

There were no tax fees billed by MHM for the fiscal years ended September 30, 2012 and 2011, respectively.

All Other Fees

                Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by MHM for services rendered for the fiscal years ended September 30, 2012 or 2011.

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

3.1.23                     Articles of Amendment dated January 20, 2012 with regard to the designations for Series A-13 Convertible Preferred Stock (33)

3.1.24                     Articles of Amendment dated December 21, 2012 with regard to the designations for Series A-13 Convertible Preferred Stock (34)

3.2                          By-laws (1)

4.1                          Specimen Common Stock Certificate (1)

4.2                          Form of $1.50 Warrant for Subordinated Secured Convertible Notes (21)

4.3                          Form of 12% Convertible Secured Note (23)

4.4                          12% Convertible Secured Note - Rockridge (17)

4.5                          Allonge to 12% Convertible Secured Note – Rockridge (27)

4.6                          Amended and Restated Promissory Note dated December 27, 2011 – Thermo Credit (35)

10.1                        Form of 2007 Equity Incentive Plan (36)

10.2                        Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Randy S. Selman (28)

10.3                        Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Alan Saperstein (28)

10.4                        Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Clifford Friedland (28)

10.5                        Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and David Glassman (28)

10.6                        Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Robert Tomlinson (28)

10.7                        Form of Subscription Agreement used for sale of $11.0 million common shares - March 2007 (19)

10.8                        Form of Subscription Agreement for 12% Convertible Secured Notes (23)

10.9                        Form of Security Agreement for 12% Convertible Secured Notes (23)

10.10                      Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (17)

10.11                      Security Agreement for 12% Convertible Secured Note - Rockridge (17)

10.12                      First Amendment to Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (27)

10.13                      Amended and Restated Loan Agreement dated December 27, 2011 – Thermo Credit (35)

10.14                      Amended and Restated Security Agreement dated December 27, 2011 – Thermo Credit (35)

10.15                      Purchase Agreement, dated as of September 17, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (31)

10.16                      Registration Rights Agreement, dated as of September 17, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (31)

10.17                      Form of Warrant to be issued to Lincoln Park Capital Fund, LLC (31)

10.18                      Amendment dated April 28, 2011 to September 17, 2010 Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC (32)

14.1                        Code of Business Conduct and Ethics (12)

14.2                                    Corporate Governance and Nominating Committee Principles (26)

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

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1                        Section 906 Certification of Chief Executive Officer

32.2                                    Section 906 Certification of Chief Financial Officer

101                         Interactive data files pursuant to Rule 405 of Regulation S-T, as follows:

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

(3)                 Not used.

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

(28)             Not used.

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

(33)             Incorporated by reference to the registrant's current report on Form 8-K filed January 24, 2012.

(34)             Incorporated by reference to the registrant's current report on Form 8-K filed December 26, 2012.

(35)             Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2011 and filed on February 21, 2012.

(36)             Incorporated by reference to the registrant's Annual Report on Form 10-K for the period ended September 30, 2011 and filed on January 13, 2012.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation (Registrant)

By: /s/ Randy S. Selman
Randy S. Selman
President, Chief Executive Officer

Date: January 15, 2013

By: /s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer and
Principal Accounting Officer

Date: January 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy S. Selman	Director, President,	January 15, 2013
Randy S. Selman	Chief Executive Officer

By: /s/ Robert E. Tomlinson	Chief Financial Officer and	January 15, 2013
Robert E. Tomlinson	Principal Accounting Officer

By: /s/ Alan Saperstein	Director and Chief	January 15, 2013
Alan Saperstein	Operating Officer

By: /s/ Clifford Friedland	Director and Senior Vice	January 15, 2013
Clifford Friedland	President Business Development

By: /s/ Charles C. Johnston	Director	January 15, 2013
Charles C. Johnston

By: /s/ Carl Silva	Director	January 15, 2013
Carl Silva

By: /s/ Leon Nowalsky	Director	January 15, 2013
Leon Nowalsky

By: /s/ Robert D. (“RD”) Whitney	Director	January 15, 2013
Robert D. (“RD”) Whitney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Onstream Media Corporation

Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation and subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Certified Public Accountants

Boca Raton, Florida

January 15, 2013

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 359,795	$ 290,865
Accounts receivable, net of allowance for doubtful accounts of $195,737 and $330,604, respectively	2,357,726	2,453,390
Prepaid expenses	293,294	580,185
Inventories and other current assets	146,159	139,099
Total current assets	3,156,974	3,463,539
PROPERTY AND EQUIPMENT, net	2,841,115	2,714,676
INTANGIBLE ASSETS, net	277,579	785,927
GOODWILL, net	10,146,948	10,696,948
OTHER NON-CURRENT ASSETS	146,215	104,274
Total assets	$ 16,568,831	$ 17,765,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,634,110	$ 1,573,703
Accrued liabilities	1,398,668	1,193,473
Amounts due to directors and officers	669,697	396,392
Deferred revenue	138,856	96,437
Notes and leases payable – current portion, net of discount	1,650,985	1,533,966
Convertible debentures – current portion, net of discount	407,384	407,790
Total current liabilities	5,899,700	5,201,761
Notes and leases payable, net of current portion and discount	189,857	11,962
Convertible debentures, net of current portion and discount	801,844	1,031,870
Detachable warrants, associated with sale of common shares and Series A-14 Preferred	81,374	188,211
Total liabilities	6,972,775	6,433,804
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, 17,500 and 35,000 issued and outstanding, respectively	2	3
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, 160,000 and 420,000 issued and outstanding, respectively	16	42
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 12,902, 217 and 11,779,521 issued and outstanding, respectively	1,289	1,177
Additional paid-in capital	141,199,626	140,291,514
Unamortized discount	-	(146,418)
Accumulated deficit	(131,604,877)	(128,814,758)
Total stockholders’ equity	9,596,056	11,331,560
Total liabilities and stockholders’ equity	$ 16,568,831	$ 17,765,364

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2012	2011
REVENUE:
Audio and web conferencing	$ 8,363,030	$ 7,595,779
Webcasting	5,937,701	6,088,804
DMSP and hosting	1,697,421	1,973,311
Network usage	1,964,176	1,912,604
Other	197,007	130,206
Total revenue	18,159,335	17,700,704

COSTS OF REVENUE:
Audio and web conferencing	2,452,499	2,441,849
Webcasting	1,851,679	1,639,469
DMSP and hosting	794,783	901,248
Network usage	924,899	853,290
Other	79,515	89,908
Total costs of revenue	6,103,375	5,925,764

GROSS MARGIN	12,055,960	11,774,940

OPERATING EXPENSES:
General and administrative:
Compensation	7,879,319	8,655,143
Professional fees	1,958,533	1,959,746
Other	2,283,888	2,224,649
Impairment loss on goodwill and other intangible assets	550,000	1,700,000
Depreciation and amortization	1,401,433	1,489,650
Total operating expenses	14,073,173	16,029,188

Loss from operations	(2,017,213)	(4,254,248)

OTHER EXPENSE, NET:
Interest expense	(775,462)	(1,270,395)
Gain from adjustment of derivative liability to fair value	106,837	198,193
Other income, net	53,162	131,488

Total other expense, net	(615,463)	(940,714)

Net loss	$ (2,632,676)	$ (5,194,962)

Loss per share – basic and diluted:

Net loss per share	$ (0.22)	$ (0.52)

Weighted average shares of common stock outstanding – basic and diluted	12,188,002	9,988,585

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2011 AND 2012

	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2010	35,000	$ 3	420,000	$ 42	8,384,570	$ 838	$135,453,812	$ (297,422)	$ (123,434,237)	$11,723,036
Conversion of debt to common shares	-	-	-	-	961,490	96	1,146,903	-	-	1,146,999
Sale of common shares	-	-	-	-	1,530,000	153	1,408,039	-	-	1,408,192
Issuance of shares and options for employee services	-	-	-	-	41,073	4	1,158,335	-	-	1,158,339
Issuance of common shares and options for consultant services	-	-	-	-	730,576	73	928,936	-	-	929,009
Issuance of common shares for interest	-	-	-	-	110,812	11	126,589	-	-	126,600
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with note refinancing	-	-	-	-	-	-	46,084	-	-	46,084
Dividends on Series A-13	-	-	-	-	21,000	2	22,816	1,687	(10,505)	14,000
Dividends on Series A-14	-	-	-	-	-	-	-	149,317	(175,054)	(25,737)
Net loss	-	-	-	-	-	-	-	-	(5,194,962)	(5,194,962)

Balance, September 30, 2011	35,000	$ 3	420,000	$ 42	11,779,521	$ 1,177	$140,291,514	$ (146,418)	$ (128,814,758)	$11,331,560

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2011 AND 2012

(Continued)

	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Gross	Discount	Deficit	Total

Balance, September 30, 2011	35,000	$ 3	420,000	$ 42	11,779,521	$ 1,177	$140,291,514	$ (146,418)	$(128,814,758)	$11,331,560
Issuance of options for employee services	-	-	-	-	-	-	373,658	-	-	373,658
Issuance of common shares and options for consultant services	-	-	-	-	352,421	35	254,631	-	-	254,666
Sale of common shares	-	-	-	-	200,000	20	139,980	-	-	140,000
Issuance of common shares for interest and financing fees	-	-	-	-	201,531	20	135,828	-	-	135,848
Conversion of Series A-13 to common shares	(17,500)	(1)	-	-	101,744	10	(9)	-	-	-
Conversion of Series A-14 to common shares	-	-	(260,000)	(26)	260,000	26	-	-	-	-
Dividends on Series A-13	-	-	-	-	7,000	1	4,024	-	(11,025)	(7,000)
Dividends on Series A-14 – amortization of discount	-	-	-	-	-	-	-	146,418	(146,418)	-
Net loss	-	-	-	-	-	-	-	-	(2,632,676)	(2,632,676)

Balance, September 30, 2012	17,500	$ 2	160,000	$ 16	12,902,217	$ 1,289	$141,199,626	$ -	$(131,604,877)	$ 9,596,056

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,632,676)	$ (5,194,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,401,433	1,489,650
Impairment loss on goodwill and other intangible assets	550,000	1,700,000
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	607,123	581,931
Compensation expenses paid with options and other equity	586,969	1,168,381
Other expenses paid with equity	-	56,018
Amortization of discount on convertible debentures	230,523	199,393
Amortization of discount on notes payable	47,099	206,705
Interest expense paid in common shares and options	-	344,962
Bad debt expense and other	(6,363)	31,032
(Gain) from adjustment of derivative liability to fair value	(106,837)	(198,193)
(Gain) from settlements of obligations and sales of equipment	-	(113,425)
Net cash provided by operating activities, before changes in current assets and liabilities other than cash	677,271	271,492
Changes in current assets and liabilities other than cash:
Decrease in accounts receivable	79,151	218,161
(Increase) decrease in prepaid expenses	(7,715)	50,438
(Increase) in other current assets	(2,907)	(5,645)
(Increase) in inventories	(4,153)	(8,455)
Increase (Decrease) in accounts payable, accrued liabilities and amounts due to directors and officers	280,328	(445,499)
Increase (Decrease) in deferred revenue	42,419	(45,351)
Net cash provided by operating activities	1,064,394	35,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(947,524)	(1,022,091)
Net cash (used in) investing activities	(947,524)	(1,022,091)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$1,737,828	$	$ 1,300,220
Proceeds from sale of common shares, net of expenses	140,000		1,408,192
Repayment of notes and leases payable	(1,513,814)		(1,728,000)
Repayment of convertible debentures	(411,954)		(501,755)
Payment of dividend on A-14 preferred shares	-		(26,250)
Net cash (used in) provided by financing activities	(47,940)		452,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,930		(534,543)
CASH AND CASH EQUIVALENTS, beginning of period	290,865		825,408
CASH AND CASH EQUIVALENTS, end of period	$359,795	$	$ 290,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$515,281	$	$ 519,335

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares and options for consultant services	$254,666		$929,009
Issuance of shares and options for employee services	$373,658		$1,158,339
Issuance of common shares for interest and financing fees	$135,848		$126,600
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with financing commitment letter and note refinancing, respectively	$21,081		$46,084
Declaration of dividends payable on A-13 preferred shares	$21,000		$28,000
Issuance of common shares for dividends payable on A-13 preferred shares	$4,025		$22,818
Elimination of obligation for previously accrued or declared dividends payable on A-13 preferred shares	$9,975		$19,182
Issuance of common shares upon Series A-13 conversion	$175,000		$-
Issuance of common shares upon Series A-14 conversion	$325,000		$-
Issuance of common shares upon debt conversion	$-		$1,146,999
Issuance of note for equipment purchase	$72,000		$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division, our Onstream Conferencing Corporation (“OCC”) division and our EDNet division. Our Infinite division, which operates primarily from the New York City area, and our OCC division, which operates primarily from San Diego, California, generate revenues from usage charges and fees for other services provided in connection with “reservationless” and operator-assisted audio and web conferencing services – see notes 2 and 9.

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

SEPTEMBER 30, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $131.6 million as of September 30, 2012. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2012, we had a net loss of approximately $2.6 million, although cash provided by operating activities for that period was approximately $1.1 million. Although we had cash of approximately $360,000 at September 30, 2012, our working capital was a deficit of approximately $2.7 million at that date.

During the second quarter of fiscal 2012, we terminated a consulting contract, which termination we expect will reduce our professional fee expense by approximately $300,000 in fiscal 2013, as compared to fiscal 2012. During the third quarter of fiscal 2012, we renegotiated certain supplier contracts which we expect will reduce our cost of sales by approximately $186,000 in fiscal 2013, as compared to fiscal 2012.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”) – see note 9. We are expecting positive operating cash flow from these acquired operations for the ten months from December 1, 2012 through September 30, 2013, although we also incurred debt subsequent to September 30, 2012 that was associated specifically or generally with this acquisition – see note 9.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2013, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement (see note 6), to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During the three months ended June 30, 2012, our revenues were sufficient to fund our operating cash expenditures plus all capital expenditures and debt service expenditures (monthly principal and interest payments on the Rockridge Note and interest payable in cash on the Line and other debts). This was not the case for the three months ended September 30, 2012, primarily due to a seasonal decline in our revenues for that quarter, as compared to revenues for the three months ended June 30, 2012. However our revenues for the three months ended December 31, 2012 exceed the revenues for the three months ended September 30, 2012 and we expect that this quarter to quarter increase will continue through the three months ending June 30, 2013, excluding the impact of the Intella2 acquisition noted above. However, in the event we are unable to achieve the expected recovery of revenues from the seasonal decrease, we believe that a combination of the already implemented cost savings discussed above, additional identified decreases in our current level of expenditures that we have already planned to implement or could implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to fund our operations for the next twelve months. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds under the Funding Letter or otherwise and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

We have determined that there are no Level 1 inputs for determining the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes or the Subordinated Notes. However, we have determined that the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the Subordinated Notes may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under our line of credit arrangement (the “Line”) as discussed in note 4 and the value of conversion rights contained in those arrangements, based on the relevant aspects of the same Black Scholes valuation model used by us to value our options and warrants. We have also determined that the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the Subordinated Notes may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Rockridge Note, the CCJ Note, the Equipment Notes and the Subordinated Notes as of September 30, 2012, September 30, 2011 or September 30, 2010 and therefore no adjustment with respect to fair value was made to our consolidated financial statements as of those dates or for the years ended September 30, 2012 and 2011.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2012 and as of September 30, 2011 was immaterial in relation to our recorded liabilities at those dates.

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

SEPTEMBER 30, 2012

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

We add to our customer billings for certain services an amount to recover Universal Service Fund (" USF") contributions which we have determined that we will be obligated to pay to the Federal Communications Commission  ("FCC"), related to those particular services. This additional billing to our customers is not reflected as revenue by us, but rather is recorded as a liability on our books at the time of such billing, which liability is relieved upon our remittance of USF contributions as they are billed to us by USAC, an administrative and collection agency of the FCC.

Valuation of Derivatives

In accordance with ASC Topic 415, Derivatives and Hedging, we follow a two-step approach to evaluate an instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to our  own stock, which would in turn determine whether the instrument was treated as a liability to be recorded on our balance sheet at fair value and then adjusted to market in subsequent accounting periods. We have determined that this treatment was applicable to a warrant issued by us in September 2010 – see note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

We have approximately $84 million in Federal net operating loss carryforwards as of September 30, 2012, which expire in fiscal years 2018 through 2032.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $84 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $31.6 million and $34.6 million as of September 30, 2012 and 2011, respectively, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the years ended September 30, 2012 and 2011.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of September 30, 2012 and as of September 30, 2011 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the years ended September 30, 2012 and 2011. The tax years ending September 30, 2009 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the years ended September 30, 2012 and 2011, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 3,181,748 and 3,402,812 at September 30, 2012 and 2011, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2012 have been excluded from the calculation of weighted average shares outstanding: (i) 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 101,744 shares of ONSM common stock (and which were converted into 437,500 shares based on a reduction in the conversion price agreed to by us in December 2012 – see note 6), (ii) 160,000 shares of Series A-14 Convertible Preferred Stock (“Series A-14”) which were converted into 160,000 shares of ONSM common stock during the three months ended December 31, 2012, (iii) the $878,115 outstanding balance of the Rockridge Note, which could have potentially converted into up to 365,882 shares of our common stock (iv) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us (and which fee was increased to 591,667 shares in connection with a December 2012 modification – see note 4), (v) $350,000 of Equipment Notes which in aggregate could have potentially converted into up to 583,333 shares of our common stock (and which was renegotiated in December 2012 under terms whereby 583,333 shares would be issued to preliminarily satisfy $175,000 of the outstanding balance and with no conversion rights for the remaining balance – see note 4), and (vi) the $100,000 CCJ Note, which could have potentially converted into up to 50,000 shares of our common stock (and which note was renegotiated in December 2012 under terms that did not contain conversion rights – see note 4).

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2011 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 175,000 shares of ONSM common stock (and of which 17,500 shares were converted into 101,744 shares based on a reduction in the conversion price agreed to by us in January 2012 and 17,500 shares were converted into 437,500 shares based on a reduction in the conversion price agreed to by us in December 2012 – see note 6), (ii) 420,000 shares of Series A-14 Convertible Preferred Stock (“Series A-14”) which were converted into 260,000 shares of ONSM common stock on September 30, 2012 and 160,000 shares of ONSM common stock during the three months ended December 31, 2012, (iii) the $1,245,069 outstanding balance of the Rockridge Note, which could have potentially converted into up to 518,779 shares of our common stock (iv) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) $385,000 of convertible notes which in aggregate could have potentially converted into up to 396,181 shares of our common stock (and of which $350,000 was subsequently given the right to convert into up to 500,000 common shares – see note 4), excluding interest and (vi) the $110,000 CCJ Note, which could have potentially converted into up to 55,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $966,000 and $794,000 as of September 30, 2012 and September 30, 2011, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. The Compensation – Stock Compensation topic of the ASC requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, which we adopted as of October 1, 2006 (the required date) and first applied during the year ended September 30, 2007, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2012 and 2011 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. As of October 1, 2006, there were no outstanding share-based payments granted prior to that date, but not yet vested. For Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2012, the expected volatility rates were approximately 94% to 97%, the risk-free interest rates were approximately 0.4% to 1.1% and the expected terms were 3 to 5 years. For  Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2011, the expected volatility rate was approximately 94%, the risk-free interest rate was approximately 1.5% and the expected term was approximately 4 years.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the year ended September 30, 2012. For Non-Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2011, the expected volatility rate was approximately 94%, the risk-free interest rate was approximately 1.5% and the expected term was 4 years.

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

SEPTEMBER 30, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $710,000 and $712,000 for the years ended September 30, 2012 and 2011, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

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

Effects of Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures, which includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for our fiscal year ending September 30, 2013, is to be adopted prospectively and early adoption is not permitted.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income.  The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In December 2011, the FASB issued guidance that indefinitely deferred one of the new provisions in the June 2011 guidance, which was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). The remainder of the June 2011 guidance is effective for our fiscal year ending September 30, 2013, is to be applied retrospectively and early adoption is permitted.  We do not believe adoption of this guidance will have a material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We adopted for our fiscal year ended September 30, 2012. We do not believe the adoption of this guidance had a material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$ 8,600,887	$ -	$ 8,600,887	$ 8,600,887	$ -	$ 8,600,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Acquired Onstream	271,401	-	271,401	821,401	-	821,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	10,146,948	-	10,146,948	10,696,948	-	10,696,948

Acquisition-related intangible assets (items listed are those remaining on our books as of September 30, 2012):
Infinite Conferencing - customer lists, trademarks and URLs	3,181,197	(2,922,977)	258,220	3,181,197	(2,472,149)	709,048
Auction Video - patent pending	350,888	(331,529)	19,359	339,463	(262,584)	76,879
Total intangible assets	3,532,085	(3,254,506)	277,579	3,520,660	(2,734,733)	785,927

Total goodwill and other acquisition-related intangible assets	$ 13,679,033	$ (3,254,506)	$ 10,424,527	$ 14,217,608	$ (2,734,733)	$ 11,482,875

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

We allocated the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists, future cost savings for Auction Video services and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1.4 million and have been and are being amortized over various lives between two to five years commencing April 2007 -  as of September 30, 2010 the assets with a useful life of two or three years (customer lists, future cost savings and the consulting and non-compete agreements) had been fully amortized and removed from our balance sheet. $600,000 was assigned as the value of the video ingestion and flash transcoder and added to the DMSP’s carrying cost for financial statement purposes – see note 3.

Subsequent to the Auction Video acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to proprietary Onstream technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent and Trademark Office (“USPTO”).

With respect to the claims pending in the first of the two applications, the USPTO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. A decision will be made as to our appeal by a three member panel based on these filings, plus oral argument at a hearing which has been requested by us but a time not yet set. The expected timing of this decision is uncertain at this time, but generally would be expected to occur by mid 2013. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. Our response to the June 2012 rejection is due on or before April 7, 2013, which will require payment of extension fees (because our filing will be after November 7, 2012). Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. Furthermore, as discussed in “Testing for Impairment” below (i) the Acquired Onstream goodwill was determined to be further impaired as of September 30, 2011 and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000 as of that date and (ii) the Acquired Onstream goodwill was determined to be further impaired as of September 30, 2012 and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000 as of that date. These adjustments were reflected in our results of operations for the years ended September 30, 2012 and 2011, respectively, as a charge for impairment of goodwill and other intangible assets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000, resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated $2,293,000 in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total goodwill of $2,799,000 associated with the acquisition of EDNet. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill associated with EDNet was written down to approximately $2,071,000 as of that date. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill associated with EDNet was written down to approximately $1,601,000 as of that date.   Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill associated with EDNet was written down to approximately $1,271,000 as of that date.   We have continued to evaluate the carrying value of the EDNet goodwill on an annual basis, with no further writedowns required to date.

Testing for Impairment

The Intangibles – Goodwill and Other topic of the ASC, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. Although other intangible assets are being amortized to expense over their estimated useful lives, the unamortized balances are still subject to review and adjustment for impairment. There is a two-step process for impairment testing of goodwill and other intangible assets. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. With respect to our annual impairment review of our goodwill and other acquisition-related intangible assets conducted as of September 30, 2012, we applied the provisions of ASU 2011-08, which allows us to forego the two-step impairment process based on certain qualitative evaluation, and which pronouncement we first adopted for our annual impairment review conducted as of September 30, 2011 - see note 1 - Effects of Recent Accounting Pronouncements.

We perform our own independent analysis to determine whether goodwill is potentially impaired. Our management performs a discounted cash flow analysis and uses market-multiple-based analyses to estimate the enterprise fair value of ONSM and its segments and test the related goodwill for potential impairment. Our management independently determines the rates and assumptions, including the probability of future revenues and costs, used by it to perform this goodwill impairment analysis and to assess and evaluate the recoverability of goodwill.

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

In order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we performed an analysis to compare our book value (after the impairment adjustment for Acquired Onstream/DMSP discussed below) to our market capitalization as of September 30, 2012, including adjustments for (i) paid-for but not issued common shares, such as those from non-redeemable preferred stock and (ii) an appropriate control premium. We also took into account market data for unrelated business entities and transactions comparable to our reporting units and relevant to the valuation thereof. Recent market multiples for comparable webcasting, telecommunications and digital media businesses for trailing twelve month revenue ranged from a low of 0.9 to a high of 1.7. Based on this analysis, we concluded that there were no conditions which would make us ineligible to employ qualitative evaluation with respect to our reporting units.

In reviewing goodwill for potential impairment, our management considered macroeconomic and other conditions such as:

•         Onstream’s credit rating and access to capital

•         A decline in market-dependent multiples in absolute terms

•         Telecommunications industry growth projections

•         Internet industry growth projections

•         Entertainment industry growth projections (re EDNet customer base)

•         Onstream’s current sales compared to last year

•         Onstream’s technological accomplishments compared to its peer group

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

In addition to evaluating the above factors with respect to the Infinite and EDNet reporting units, we compared the results for the year ended September 30, 2012 to the projections on which the September 30, 2010 goodwill impairment analysis was primarily based (since our impairment review as of September 30, 2011 determined that no adjustment was necessary to these projections). Based on this comparison and the related analysis, as well as our understanding of generally favorable expectations for business activity in the audio and web conferencing industry in general as well as our business activity in specific, we concluded that the Infinite and EDNet reporting unit projections for 2012-2015, on which the September 30, 2010 goodwill impairment analysis was based, continued to be reasonably achievable and indicative of our minimum expectations.

Based on this qualitative evaluation, we determined that it was more likely than not, as well as clear, that the fair values of the Infinite and EDNet reporting units were more than their respective carrying amounts and accordingly it would not be necessary to perform the two-step goodwill impairment test with respect to those reporting units as of September 30, 2012. However, we were unable to arrive at the same conclusion as a result of our qualitative evaluation of the Acquired Onstream business unit. Accordingly, we performed impairment tests on Acquired Onstream as of September 30, 2012, using the two-step process described above and we determined that Acquired Onstream’s goodwill was impaired as of that date. Based on that condition, a $550,000 adjustment was made to reduce the carrying value of goodwill as of that date.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30, 2012			September 30, 2011
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$ 10,533,026	$ (10,133,186)	$ 399, 840	$ 10,284,342	$ (9,815,233)	$ 469,109	1-5
DMSP	5,882,160	(5,328,649)	553,511	5,749,164	(5,165,995)	583,169	5
Other capitalized internal use software	3,078,552	(1,248,519)	1,830,033	2,482,440	(869,267)	1,613,173	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	573,196	(515,465)	57,731	545,470	(496,245)	49,225	2-7
Totals	$ 21,435,046	$ (18,593,931)	$ 2,841,115	$ 20,429,528	$ (17,714,852)	$ 2,714,676

Depreciation and amortization expense for property and equipment was approximately $881,000 and $973,000 for the years ended September 30, 2012 and 2011, respectively.

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

SEPTEMBER 30, 2012

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

In connection with development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $1.0 million of employee compensation, payments to contract programmers and related costs as of September 30, 2012. As of September 30, 2012, approximately $781,000 of these Streaming Publisher costs had been placed in service and are being depreciated over five years. The remainder of the costs not in service relate primarily to a new release of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of September 30, 2012 includes:

(i) approximately $1.4 million of employee compensation and payments to contract programmers for development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. $297,000 of these costs, for phase one of MP365, were placed in service on August 1, 2010 and another $675,000 of these costs, for phase two of MP365, were placed in service on July 1, 2011. All costs placed in service are being depreciated over five years. The remaining costs, not placed in service, relate primarily to the next phase of MP365 under development. MP365 development costs exclude costs for development of Streaming Publisher, discussed separately above; and

(ii) approximately $1.1 million of employee compensation and other costs for the development of webcasting applications, including iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast. As of September 30, 2012, $820,000 of these costs had been placed in service and are being depreciated over five years. The remainder of the costs have not been placed in service and relate primarily to a new release of the webcasting platform that is under development.

The capitalized software development costs discussed above are summarized as follows:

Period	DMSP	MP365	Webcasting	Totals

Year ended September 30, 2012	$ 131,000	$ 289,000	$ 306,000	$ 726,000
Year ended September 30, 2011	99,000	489,000	150,000	738,000
Year ended September 30, 2010	314,000	435,000	180,000	929,000
Year ended September 30, 2009	274,000	148,000	288,000	710,000
Year ended September 30, 2008	186,000	-	213,000	399,000

Totals through September 30, 2012	$ 1,004,000	$ 1,361,000	$ 1,137,000	$ 3,502,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	September 30, 2012	September 30, 2011
Rockridge Note	$ 878,115	$ 1,245,069
Equipment Notes	350,000	385,000
CCJ Note	100,000	110,000
Total convertible debentures	1,328,115	1,740,069
Less: discount on convertible debentures	(118,887)	(300,409)
Convertible debentures, net of discount	1,209,228	1,439,660
Less: current portion, net of discount	(407,384)	(407,790)
Convertible debentures, net of current portion	$ 801,844	$ 1,031,870

Rockridge Note

In April and June 2009 we borrowed an aggregate $1.0 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. On September 14, 2009, we entered into Amendment Number 1 to the Agreement, as well as an Allonge to the Note, under which we borrowed an additional aggregate $1.0 million, resulting in cumulative borrowings by us under the Rockridge Agreement, as amended, of $2.0 million. In connection with this transaction, we issued a note (the “Rockridge Note”), which is collateralized by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note bears interest at 12% per annum. In accordance with a second Allonge to the Note dated December 12, 2012, the remaining principal balance outstanding under the Rockridge Note, as well as the related interest at 12% per annum, will be payable in twenty-two (22) equal monthly installments of $41,322, commencing on December 14, 2012 and ending on September 14, 2014 (the “Maturity Date”). Prior to the second Allonge to the Note, the remaining balance was payable in monthly principal and interest installments of $41,409 through August 14, 2013 plus a balloon payment of $505,648 on September 14, 2013. The balance due under the Rockridge Note is classified between current and non-current on our September 30, 2012 balance sheet based on the modified terms of payment. As consideration for the second Allonge to the Note, the loan origination fee was increased as discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Furthermore, in the event of any conversions of principal to ONSM shares by Rockridge (i) they will first be applied to reduce monthly payments starting with the latest and (ii) the interest portion of the monthly payments under the Rockridge Note for the remaining months after any such conversion will be adjusted to reflect the outstanding principal being immediately reduced for amount of the conversion. We may prepay the Rockridge Note at any time. The outstanding principal is due on demand in the event a payment default is uncured ten (10) business days after Rockridge’s written notice to us.

The Rockridge Agreement, as amended, provided that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 591,667 restricted shares of our common stock (the “Shares”). This origination fee was 366,667 shares prior to the second Allonge to the Note discussed above. The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 (the “Shortfall Payment”), based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements through September 30, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.29 per share on January 11, 2013 was used as a basis of calculation, the required payment would be approximately $75,000.

F- 29

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

366,667 of the origination fee Shares discussed above are considered earned by Rockridge as of September 30, 2012 and had a fair market value of approximately $626,000 at the date of the Rockridge Agreement or the Amendment, as applicable. The value of these Shares, plus legal fees of $55,337 paid by us in connection with the Rockridge Agreement, were reflected as a $681,337 discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares), which is being amortized as interest expense over the term of the Rockridge Note. The unamortized portion of this discount was $78,771 and $251,059 as of September 30, 2012 and September 30, 2011, respectively. The value of the remaining origination fee Shares arising from the December 2012 Allonge discussed above will be reflected as a discount against the Rockridge Note (as well as a corresponding increase in additional paid-in capital for the value of the Shares on the date of the second Allonge to the Note) and amortized as interest expense over the remaining term of the Rockridge Note, as modified.

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, when it was reduced to approximately 28.0% per annum. The December 2012 amendment will increase the effective interest rate to approximately 29.1% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus any Shortfall Payment, as compared to the assigned value of the Shares on our books, nor do they give effect to the discount from market prices that might be applicable if any portion of the principal is satisfied in common shares instead of cash.

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

SEPTEMBER 30, 2012

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

After the principal repayments in cash and conversions of principal to common shares, as discussed above, the outstanding principal balance under the Equipment Notes was $385,000 as of September 30, 2011. $350,000 (including $25,000 remaining due under the note held by CCJ) of this $385,000 was amended in July 2011 to provide for a September 3, 2011 maturity date and a $0.90 per common share conversion rate (at the Investors’ option). Effective October 1, 2011 these Equipment Notes in the aggregate amount of $350,000 were further amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the Investors’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the maturity date. These Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”) in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment. The remaining $35,000 of the $385,000 outstanding under the Equipment Notes as of September 30, 2011 was satisfied by our repayment of approximately $27,000 in February 2012 and approximately $8,000 in December 2012.

Effective May 14, 2012 the terms of the Equipment Notes were modified, primarily to extend the principal repayment terms to a single balloon payment on July 15, 2013. In consideration of this modification, we agreed (i) to modify the conversion rate to $0.60 per share and (ii) to issue an aggregate of 70,000 unregistered ONSM common shares to the Noteholders. Although the present value of the cash flows of the Equipment Notes after the May 14, 2012 modification was not materially different from the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, "Derecognition"  if the conversion rate modification results in a change in the fair value of the conversion option 10% or greater than the carrying value of the Equipment Notes immediately before such change, it would be considered substantially different terms and therefore an extinguishment of debt, in which case a new debt instrument would be recorded at fair value and that amount used to determine a non-cash debt extinguishment gain or loss recognized in our statement of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

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

On December 31, 2012 we issued an aggregate of 140,000 restricted common shares to the Noteholders in exchange for a modification of the scheduled principal payment date to payments of $100,000 on November 15, 2013, $150,000 on December 15, 2013 and $100,000 on December 31, 2013 (collectively, the “Maturity Dates”). The balance due under the Equipment Notes is classified as non-current on our September 30, 2012 balance sheet based on the modified terms of payment. As part of the December 2012 modification, we also agreed to issue the Noteholders an aggregate of 583,335 restricted common shares (split into two tranches on January 15 and June 30, 2013), which will be credited upon issuance as a reduction of the outstanding Equipment Notes balance, using a price of $0.30 per share and (after both tranches are issued) resulting in a Credited Value of $175,000 and a remaining outstanding Equipment Notes balance of $175,000. Upon issuance of these shares, the remaining outstanding Equipment Notes balance will no longer be convertible into any additional common shares.

On the Maturity Dates, the Recognized Value shall be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the shares issued per the above plus (ii) the value of the shares issued per the above and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the Maturity Dates. If the Recognized Value exceeds the Credited Value, then the outstanding Equipment Notes balance shall be reduced, but to no less than zero, by 50% (fifty percent) of such excess. If the Credited Value exceeds the Recognized Value, then the outstanding Equipment Notes balance shall be increased by such excess.

In lieu of cash payments for interest previously due on these Equipment Notes, we elected to issue the following unregistered common shares to the Investors, which in aggregate represent all interest from November 1, 2010 through September 30, 2011 on the Equipment Notes and were recorded based on the fair value of those shares on the issuance date.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

In accordance with the October 2011, May 2012 and December 2012 amendments to the Equipment Notes, interest at 12% per annum is payable in semi-annual installments on April 15, 2012, October 15, 2012 and April 15, 2013, plus a final interest payment on the Maturity Dates. Interest is payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The interest payments due on April 15, 2012 and October 15, 2012 were paid in cash.

From October 1, 2011 to May 12, 2012, the effective interest rate of the Equipment Notes was 12% per annum, excluding the effect of any premium or discount arising from our payment of principal or interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance. The $49,000 fair value of the shares issued as part of the May 12, 2012 modification was recorded as a discount and is being amortized as interest expense over the remaining term of the Equipment Notes, resulting in a current effective interest rate of approximately 26% per annum. The unamortized portion of this discount was $30,625 as of September 30, 2012. The value of the 140,000 shares issued in December 2012, as discussed above, will be reflected as a discount against the Equipment Notes (as well as a corresponding increase in additional paid-in capital for the value of the shares on the date of issuance) and amortized as interest expense over the remaining term of the Equipment Notes, as modified, which will result in an effective interest rate at that point of approximately 46% per annum.

CCJ Note

On December 29, 2009, we entered into an agreement with CCJ converting a previously received $200,000 advance to an unsecured subordinated note (the “CCJ Note”) bearing 8% interest per annum and payable in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. To resolve this payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and 2012, respectively. In connection with this amendment, we paid $16,263 in cash for the previously accrued interest. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 restricted common shares. Although the market value of these shares at the time of the agreement exceeded the related principal amount by $38,000, we did not make the shares physically available to CCJ until two weeks later, by which time the market price had reduced to a level equal to the related principal amount. Accordingly, we determined that there was not an effective conversion premium over market and therefore there was no recognition of additional non-cash interest expense other than the write-off of debt discount as discussed below. The remaining $10,000 principal, plus the interest due on the $90,000 from April 1, 2011 and the interest due on the $10,000 from July 22, 2011, was paid with cash in January 2012.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

CCJ Note (continued)

Three quarterly interest payments on the remaining outstanding $100,000 balance were subsequently made in cash and as of December 31, 2012 we would have owed the $100,000 principal plus the final quarterly interest payment of $2,500. However, we agreed with CCJ to combine that $102,500 obligation with another unpaid obligation of $43,279 related to reimbursement of the shortfall upon the resale of common shares issued upon conversion of Series A-13 – see note 6. The combined obligation of $145,779 was the principal amount of a replacement subordinated note issued to CCJ dated January 1, 2013 and  payable in 24 monthly principal and interest installments of $6,862 starting January 31, 2013 and which payment amount includes interest at 12% per annum. The balance due under the CCJ Note is classified between current and non-current on our September 30, 2012 balance sheet based on these modified terms of payment.

Prior to the issuance of the January 1, 2013 replacement note, the CCJ Note was convertible by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). The January 1, 2013 replacement note has no conversion rights.

In conjunction with and in consideration of the December 29, 2009 note transaction, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share - see note 6. As a result, the effective interest rate of the CCJ Note was approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares, which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. In conjunction with and in consideration of the January 2011 note amendment, certain terms of the 35,000 shares of Series A-13 held by CCJ at that date were modified - see note 6. As a result, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, reflecting the $46,084 value of the increased number of common shares underlying the Series A-13 shares as a result of the modified terms, which we recorded as a debt discount,  the increase in the periodic cash interest rate from 8% to 10% per annum and 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms. As of January 1, 2013, the effective interest rate of the CCJ Note will be 12% per annum.

The unamortized portion of the debt discount was $9,491 and $49,350 at September 30, 2012 and September 30, 2011, respectively. Through December 31, 2010, the discount was being amortized as interest expense over the original four-year term of the CCJ Note. Effective January 1, 2011, the remaining unamortized discount, plus additional discount arising from the modified terms, is being amortized as interest expense over the modified two-year term of the CCJ Note. Approximately $29,000 of the discount was written off to interest expense in July 2011 in connection with the conversion of $90,000 debt principal to common shares, as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	September 30, 2012	September 30, 2011
Line of Credit Arrangement	$ 1,526,648	$ 1,531,318
Subordinated Notes	300,000	-
Equipment notes and leases	65,590	20,103
Total notes and leases payable	1,892,238	1,551,421
Less: discount on notes payable	(51,396)	(5,493)
Notes and leases payable, net of discount	1,840,842	1,545,928
Less: current portion, net of discount	(1,650,985)	(1,533,966)
Long term notes and leases payable, net of current portion	$ 189,857	$ 11,962

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We were in compliance with this Covenant for the March 31, June 30 and September 30, 2012 quarters.

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

Commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the Line. These amounts paid were $44,802 and $25,897 for the year ended September 30, 2012 and 2011, respectively. The unamortized portion of the debt discount was $23,446 and $5,493 as of September 30, 2012 and 2011, respectively. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, was incurred for the two-year renewal of the Line effective December 28, 2011, and such fee is payable in two installments -  the first was paid in February 2012 and the second was paid in December 2012.

The Lender must approve any additional debt incurred by us, other than debt subordinated to the Line and debt incurred in the ordinary course of business (which includes equipment financing). The Lender approved the $1.0 million Equipment Notes we issued in June and July 2008 and the Rockridge Note we issued for $1.0 million in April 2009 and amended to $2.0 million in September 2009. All other debt entered into by us subsequent to the December 2007 inception of the Line has been appropriately approved by the Lender and/or allowable under one of the exceptions noted above.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

On March 9, 2012 we received $100,000 for a note bearing interest at 15% per annum. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $12,800. This amount was reflected as a discount and will be amortized as interest expense over the one year term. Including this discount, the effective interest rate of this note is approximately 30% per annum. Interest payments were made on this note through November 30, 2012, at which time we issued an Intella2 Investor Note (see note 9) for $100,000 in exchange for the satisfaction of this note. The outstanding principal balance on the previously issued note was due in full by March 9, 2013 and was bearing interest at 15% per annum. The balance due under this note is classified as non-current on our September 30, 2012 balance sheet based on the terms of payment of the Intella2 Investor Note that replaced it. This investor also purchased and funded $100,000 for a second Intella2 Investor Note. After this transaction, the total outstanding principal balance of the Intella2 Investor Notes was $450,000 and the amount held by this investor was $200,000.

On April 30, 2012 we received $100,000 for a note bearing interest at 15% per annum. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $11,800. This amount was reflected as a discount and is being amortized as interest expense over the one year term. Including this discount, the effective interest rate of this note is approximately 29% per annum. On December 31, 2012 we issued an additional 35,000 common shares to the holder of this note in exchange for a reduction of the interest rate from 15% to 12% per annum, effective November 1, 2012, and a modification of the principal payment schedule to a single payment of $100,000 due on October 31, 2014. Prior to this modification, the principal was payable in equal monthly installments of $8,333 starting November 30, 2012, with the balance of $58,333 payable on April 30, 2013, although none of these payments were made. The balance due under this note is classified as non-current on our September 30, 2012 balance sheet based on the modified terms of payment. Interest for the first six months was paid on October 31, 2012. The next interest payment (for the preceding three months) is due on January 31, 2013 and every three months thereafter through October 31, 2014. The value of the additional shares issued in December 2012 will be reflected as a discount against this note (as well as a corresponding increase in additional paid-in capital for the value of the shares on the date of issuance) and amortized as interest expense over the remaining term of the note, as modified, which will result in an effective interest rate at that point of approximately 21% per annum.

On June 1, 2012 we received $100,000 for a note bearing interest at 12% per annum. The principal is payable in equal monthly installments of $8,333 starting January 1, 2013, with the balance of $58,333 payable on June 1, 2013. Interest for the first six months is payable on December 1, 2012 and is payable thereafter on a monthly basis. Finders and origination fees were paid by the issuance of an aggregate of 40,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $23,600. This amount was reflected as a discount and is being amortized as interest expense over the one year term. Including this discount, the effective interest rate of this note is approximately 39% per annum.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was $27,950 as of September 30, 2012.

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, including the impact of any renegotiated terms, are as follows:

Year Ending September 30:
2013	$2,137,893
2014	892,951
2015	189,509
2016	-
2017	-
Total minimum debt payments	$3,220,353

The Line is shown as a fiscal 2013 payment, based on its balance sheet classification, even though the Line does not expire until December 2014. The entire outstanding balance of the Equipment Notes is shown as a fiscal 2014 payment, even though a certain portion of that balance is scheduled to be reduced by the issuance of common shares in fiscal 2013, since we have agreed to reimburse any shortfall upon the resale of those shares, with such reimbursement due in fiscal 2014. The amounts shown above are before deducting any unamortized discount.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 5:  COMMITMENTS AND CONTINGENCIES

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

Effective October 1, 2009, a significant portion of our workforce, including the Executives, took a 10% payroll reduction, which we expect will be maintained until increased revenue levels result in positive cash flow (sufficient to cover capital expenditures and debt service). However, even though this 10% was deducted from the amounts paid to the Executives and the contractually scheduled September 28, 2010 and September 28, 2011 raises were not given effect, no adjustment was made to the terms of their related employment agreements, as set forth above, to reflect these matters. Based on approval by our Compensation Committee effective September 29, 2011, 41,073 restricted common Plan shares and four-year Plan options to purchase 266,074 common shares for $0.97 per share (greater than fair market value on the date of issuance) were issued to the Executives as partial consideration for this withheld compensation. The common shares are restricted from trading unless Board approval is given and the options are as of now unvested. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our September 30, 2012 balance sheet pertains to the unresolved contractual obligations, to the extent not addressed by the issuance of restricted shares and options discussed above. We do not expect that the ultimate resolution of this matter will have a materially adverse effect on our financial position or results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

Lease commitments

As of September 30, 2012, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2013 to 2017 (after considering our rights of termination) and in most cases provide for renewal options. We are obligated for rent under a New York City office lease expiring on January 31, 2013 as well as for rent under a New York City office lease signed by us at another location which will replace the expiring location and is discussed in more detail below – although both leases are included in the total minimum rental obligation set forth below, this is only counted as one New York City location in the above office count. We also became obligated on a short-term lease for a San Diego, California office facility in connection with the November 2012 Intella2 acquisition discussed in note 9 – this lease is considered immaterial for further disclosures.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expires September 15, 2013. The monthly base rental is currently approximately $20,100 (including our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provides for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The five-year operating lease for our office space in San Francisco expires July 31, 2015.  The monthly base rental (including month-to-month parking) is approximately $9,700 with annual increases up to 5.1%. The lease provides one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011, at our option, with six month notice and a cancellation payment of no more than approximately $14,000.

The one-year operating lease for our Infinite Conferencing location in New Jersey expires October 31, 2013. The monthly base rental is approximately $15,700. The lease provides includes a one one-year renewal option, with no rent increase.

The five-year operating lease for our office space in New York City expires January 24, 2018.  The monthly base rental is approximately $7,900 with annual increases up to 2.8%. The lease provides one two-year renewal option at the greater of the fifth year rental or fair market value and also provides for early cancellation at any time after forty-two months, at our option, with notice of no more than nine months and no less than six months plus a cancellation payment of approximately $22,000.

The future minimum lease payments required under the non-cancelable leases, plus the capital leases included in Notes Payable (see note 4), are as follows:

Year Ending September 30:	Operating Leases	Capital Leases	All Leases
2013	$ 634,695	$ 9,938	$ 644,633
2014	113,648	3,313	116,961
2015	100,673	-	100,673
2016	103,498	-	103,498
2017	57,128	-	57,128
Total minimum lease payments	$ 1,009,642	$ 13,251	$ 1,022,893
Less: amount representing interest		(1,968)
Present value of net minimum lease payments		$ 11,283
Less: current portion		(9,209)
Long-term portion		$ 2,074

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey and Colorado Springs, Colorado. An aggregate approximately $6,000 per month related to these facilities is classified by us as rental expense with an approximately $24,000 per month remaining balance of our payments to these facilities classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $802,000 and $842,000 for the years ended September 30, 2012 and 2011, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

During the year ended September 30, 2011 we issued 41,073 restricted common shares as partial satisfaction of withheld compensation – see note 4. This was the only issuance of shares included in the approximately $1.2 million recorded as an increase to shareholder’s equity for the issuance of shares and options for employee services during the year ended September 30, 2011.

During the year ended September 30, 2012 we issued 352,421 common shares for financial consulting and advisory services, comprised of (i) 30,000 unregistered common shares valued at approximately $29,000 (ii) 255,113 unregistered common Plan shares valued at approximately $149,000 and (iii) 67,308 unregistered common Plan shares valued at approximately $44,000. The first two tranches are being recognized as professional fees expense and as other general and administrative expense over various service periods of up to twelve months. The third tranche was issued in satisfaction of a previously accrued liability for consulting services performed over the thirty month period ended March 31, 2012. None of these shares were issued to our directors or officers.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $607,000 and $582,000 for the years ended September 30, 2012 and 2011, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $69,000 in deferred equity compensation expense at September 30, 2012, to be amortized over the remaining periods of service of up to eleven months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the year ended September 30, 2012, we issued 201,531 common shares for interest and fees, comprised of (i) 51,531 unregistered common shares valued at approximately $39,000 for interest on the Equipment Notes, (ii) 80,000 unregistered common shares valued at approximately $48,000 for origination and finders fees for the Subordinated Notes and (iii) 70,000 unregistered common shares valued at approximately $49,000 for the renegotiation and extension of the Equipment Notes. See note 4.

During the year ended September 30, 2012 we issued 7,000 unregistered common shares for Series A-13 dividends for the third and fourth calendar quarters of 2011, as discussed in more detail below. During March 2012 we issued 101,744 common shares as a result of the conversion of Series A-13, as discussed in more detail below. During September 2012 we issued 260,000 common shares as a result of the conversion of Series A-14, as discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $1.4 million. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since that date and the closing market price was $0.29 per share on January 11, 2013. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

The Purchase Agreement has a term of 36 months (which is after giving effect to the terms of an April 28, 2011 amendment) but may be terminated by us at any time after the first year at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. As a result of the October 22, 2012 transfer of the listing of our common shares from NASDAQ to OTCQB, as discussed in note 9, and the resulting loss of our S-3 eligibility, the applicable registration statement is no longer effective. However, on November 20, 2012 LPC provided us with a letter stating that the lapse of the effectiveness of the applicable registration statement would not be considered an event of default under the Purchase Agreement, although LPC would not be required to purchase shares under the Purchase Agreement until the effectiveness of the applicable registration statement is restored or a replacement registration statement is filed. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

The shares of common stock sold and issued under the Purchase Agreement, and the shares of common stock issuable upon conversion of Series A-14, were sold and issued pursuant to prospectus supplements filed by us on September 24, 2010 and on July 1, 2011 with the Securities and Exchange Commission in connection with a takedown of an aggregate of 4,100,000 million shares from our Shelf Registration.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, dated September 17, 2010, under which we agreed, among other things, to use our best efforts to keep the registration statement effective until the maturity date as defined in the Purchase Agreement and to indemnify LPC for certain liabilities in connection with the sale of the securities.  As a result of the October 22, 2012 transfer of the listing of our common shares from NASDAQ to OTCQB, as discussed in note 9, and the resulting loss of our S-3 eligibility, this registration statement is no longer effective. However, since there are no specified damages payable by us in the event of a default under the Registration Rights Agreement, we have determined that this is not a registration payment arrangement, as that term is defined in the Derivatives and Hedging topic (Contracts in Entity’s own Equity subtopic) of the ASC.

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share. This transaction was unrelated to the Purchase Agreement.

Preferred Stock

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 (the “A-13 Designation”) with the Florida Secretary of State. On March 2, 2011, we filed an A-13 Designation with the Florida Secretary of State, reflecting certain changes arising from a January 2011 agreement with CCJ, as discussed below. On January 20, 2012, we filed an A-13 Designation with the Florida Secretary of State, reflecting certain changes arising from a January 2012 agreement with J&C Resources, as discussed below. On December 21, 2012, we filed an A-13 Designation with the Florida Secretary of State, reflecting certain changes arising from a December 2012 agreement with J&C Resources, as discussed below. The Series A-13 has a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $0.40 per common share (after the December 21, 2012 modification). Series A-13 dividends are cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends are payable in cash or at our option in the form of our common shares, using the greater of (i) $2.00 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

In conjunction with and in consideration of a January 2011 note transaction entered into by us with CCJ (see note 4), it was agreed that certain terms of the Series A-13 (of which 35,000 shares were held by CCJ at that date) would be modified so that the conversion rate to common shares, as well as the minimum conversion rate for payment of dividends in common shares, was adjusted from $3.00 to $2.00 per share; the maturity date was adjusted from December 31, 2011 to December 31, 2012 and dividends would be paid quarterly instead of just upon conversion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock (continued)

In January 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash paid over a one year period the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 common shares CCJ was to receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares (of which CCJ owned an additional 17,500 shares) from $2.00 per common share to $1.72 per common share. During March 2012, CCJ effected such conversion and we recorded the shortfall liability of $85,279 as a prepaid expense, which we are amortizing to interest expense as a cost of the funding commitment letter over its one-year term commencing in January 2012. Through September 30, 2012 we had paid $42,000 against the shortfall liability and the remaining balance of $43,279 was included in a January 1, 2013 note issued to CCJ – see note 4.

Based on the shortfall plus (i) the increased value of the underlying common stock related to this tranche as well as the second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, the total economic cost of this funding commitment letter was approximately $130,000.

As provided in the A-13 Designation, any shares of Series A-13 still outstanding as of December 31, 2012 would automatically convert into our common shares. In December 2012, as part of a transaction under which J&C Resources issued us a Funding Letter (see note 1), we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share.

Based on the estimated shortfall calculated based on the closing ONSM share price on the date of the agreement with J&C Resources, plus the increased value of the underlying common stock related to this tranche of Series A-13 shares owned by CCJ, the total economic cost of this Funding Letter was approximately $151,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

As of September 30, 2012, accrued but unpaid Series A-13 dividends of $14,000 for the first three calendar quarters of 2012 were reflected as a current liability on our balance sheet. On December 31, 2012 we issued 8,750 common shares to CCJ, using the $2.00 per share minimum conversion rate, in lieu of $17,500 Series A-13 dividends for the twelve months then ended.

Series A-14 Convertible Preferred Stock

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designation, Preferences and Rights for the Series A-14 (the “Series A-14 Designation”) with the Florida Secretary of State. Series A-14 has a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share.  Series A-14 had a onetime 5% dividend payable in cash on the first anniversary of the original issue date, which was satisfied by our $26,250 cash payment on September 20, 2011. Series A-14 is senior to our common stock but subordinate to Series A-13 and the holders of Series A-14 shall not be entitled to vote on any matters as to which holders of our common shares are entitled to vote. Series A-14 is redeemable at our option for $1.56 per share plus accrued but unpaid dividends, provided that the holder has the right to convert to common during a ten day notice period prior to such redemption. The holders of Series A-14 may convert, at the option of the holder and subject to certain limitations, each share of Series A-14 into one fully-paid, non-assessable share of our common stock.  Any shares of Series A-14 that are still outstanding as of second annual anniversary of the original issue date shall automatically be converted into our common shares, using the same ratio.

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

SEPTEMBER 30, 2012

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-14 Convertible Preferred Stock (continued)

Although based on the above, the 420,000 shares of Series A-14 owned by LPC would automatically convert to common shares on September 24, 2012, the Series A-14 Designation also provides that the number of shares of ONSM common stock that can be issued upon the conversion of Series A-14 is limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.999% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%. Due to this restriction, LPC was only able to convert 260,000 shares of Series A-14 to 260,000 common shares as of September 30, 2012. LPC converted the remaining 160,000 shares of Series A-14 to 160,000 common shares during the three months ended December 31, 2012.

The fair value of the warrant issued in connection with the Purchase Agreement was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and was amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was zero and $146,418 at September 30, 2012 and 2011, respectively. See Note 8 with respect to the recording of the warrant as a liability on our September 30, 2012 and 2011 balance sheets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the years ended September 30, 2012 and 2011 and total assets by segment as of September 30, 2012 and 2011.

	For the years ended September 30,
	2012	2011
Segment revenue:
Digital Media Services Group	$7,745,817	$8,122,635
Audio and Web Conferencing Services Group	10,413,518	9,578,069
Total consolidated revenue	$18,159,335	$17,700,704

Segment operating income:
Digital Media Services Group	1,757,435	1,824,333
Audio and Web Conferencing Services Group	3,165,052	2,700,110
Total segment operating income	4,922,487	4,524,443

Depreciation and amortization	(1,401,433)	(1,489,650)
Corporate and unallocated shared expenses	(4,988,267)	(5,589,041)
Impairment loss on goodwill and other intangible assets	(550,000)	(1,700,000)
Other expense, net	(615,463)	(940,714)
Net loss	$(2,632,676)	$(5,194,962)

	September 30,	September 30,
	2012	2011
Assets:
Digital Media Services Group	$3,931,714	$4,490,057
Audio and Web Conferencing Services Group	12,018,033	12,486,260
Corporate and unallocated	619,184	789,047
Total assets	$16,568,831	$17,765,364

Depreciation and amortization, as well as corporate and unallocated shared expenses impairment loss on goodwill and other intangible assets and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2012, we had issued options and warrants still outstanding to purchase up to 3,181,748 ONSM common shares, including 1,887,332 shares under Plan Options; 12,342 shares under Non-Plan Options to employees and directors; 525,000 shares under Plan and Non-Plan Options to financial and other consultants; and 757,074 shares under warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the 1996 Plan and the 2007 Plan for the years ended September 30, 2012 and 2011 is as follows:

	September 30, 2012		September 30, 2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Balance, beginning of period	2,214,358	$4.72	1,170,843	$8.62
Granted during the period	25,000	$1.00	1,274,774	$1.17
Expired or forfeited during the period	(352,026)	$6.11	(231,259)	$4.90
Balance, end of the period	1,887,332	$4.41	2,214,358	$4.72

Exercisable at end of the period	1,153,858	$6.50	831,250	$9.54

We recognized non-cash compensation expense of approximately $587,000 and approximately $1.2 million for the years ended September 30, 2012 and 2011, respectively, primarily related to Plan Options granted to employees and consultants and vesting during those periods.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 1,887,332 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 2.0 years and are further described below.

		Total number of underlying	Vested portion of	Exercise price per	Expiration
Grant date	Description	common shares	underlying common shares	share	date
Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
					Sept 2013 –
Sept 2007	Senior management	261,458	261,458	$10.38	Sept 2016
May 2008	Consultant	16,667	16,667	$6.00	May 2013
					Jun 2014 –
May 2009	Consultant	33,333	33,333	$3.00	Jun 2018
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	76,773	76,773	$9.42	Aug 2014
Dec 2009	Directors and senior management	114,893	114,893	$9.42	Dec 2014
Jan 2011	Directors and senior management	525,000	262,500	$1.23	Jan 2015
Jan 2011	Employees excluding senior management	359,800	179,900	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	RD Whitney – new director	25,000	25,000	$1.00	Jun 2015
Sept 2011	Senior management	266,074	-	$0.97	Sept 2015
July 2012	Employees excluding senior management	25,000	-	$1.00	July 2016
	Total common shares underlying Plan Options as of September 30, 2012	1,887,332	1,153,858

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

As of September 30, 2012, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 12,342 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire in May 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2012, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 525,000 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Type	Expiration Date

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$0.65	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

October 2009	75,000	$3.00	Non-Plan	Oct 2013
July 2010	50,000	$6.00	Non-Plan	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$3.00	Plan	Aug 2013
September 2009	8,333	$3.00	Non-Plan	Sep 2013
Year ended September 30, 2009	25,000

Total common shares underlying consultant options
as of September 30, 2012	525,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2012, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 757,074 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date
LPC stock purchase – February 2012 – see note 6 (“LPC Warrant 2”)	100,000	$1.00	February 2017
LPC Purchase Agreement – September 2010 – see note 6 (“LPC Warrant 1”)	627,907	$1.72	September 2015
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Total common shares underlying warrantsas of September 30, 2012	757,074

With respect to the September 2010 warrant issued in connection with the LPC Purchase Agreement (“LPC Warrant 1”), both the exercise price and the number of underlying shares are subject to adjustment in accordance with certain anti-dilution provisions. As a result of the effective conversion price of our common shares issued to retire certain debt through December 31, 2011, including a portion of the Equipment Notes (see note 4), the exercise price of LPC Warrant 1 was adjusted from the original exercise price of $2.00 to approximately $1.91, and the number of underlying shares was increased from the original of 540,000 shares to approximately 565,090 shares. In January 2012, we modified the rate for converting Series A-13 Preferred shares to common shares from $2.00 to $1.72 per share and as a result of the March 2012 conversion of 17,500 Series A-13 shares to common using this modified conversion price, the exercise price of LPC Warrant 1 was again adjusted from approximately $1.91 to $1.72 per share and the number of underlying shares was increased from approximately 565,090 to 627,907. Although the anti-dilution provisions of LPC Warrant 1 provide that the exercise price may not be adjusted below $1.72 per share, those provisions do allow that in the event of an equity issuance by us below $1.72 per share, the number of shares underlying LPC Warrant 1 would be increased by 12,000 shares for every $0.01 below $1.72, such additional shares not to exceed 564,000.

Due to the price-based anti-dilution protection provisions of  LPC Warrant 1 (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we have been required to recognize LPC Warrant 1 as a liability at its fair value on each previous reporting date. LPC Warrant 1 was reflected as a non-current liability of $81,374, $188,211 and $386,404 on our consolidated balance sheets as of September 30, 2012, 2011 and 2010, respectively. The $106,837 decrease in the fair value of this liability from September 30, 2011 to September 30, 2012 was reflected as other income in our consolidated statement of operations for the year ended September 30, 2012. The $198,193 decrease in the fair value of this liability from September 30, 2010 to September 30, 2011 was reflected as other income in our consolidated statement of operations for the year ended September 30, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

Effective October 24, 2012, LPC Warrant 1 and LPC Warrant 2 were cancelled and replaced with New LPC Warrant 1 and New LPC Warrant 2. New LPC Warrant 1 was issued with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions discussed above are not contained within New LPC Warrant 1. The expiration date of New LPC Warrant 1 is the same September 24, 2015 expiration date as LPC Warrant 1, which will extend to March 24, 2016 if/when the applicable registration statement is not effective for six months – see note 6.

New LPC Warrant 2 was issued with 50,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable under standard anti-dilution provisions. The expiration date of New LPC Warrant 2 is the same February 15, 2017 expiration date as LPC Warrant 2.

The exercise prices of New LPC Warrant 1 and New LPC Warrant 2 are considered to be at market value, based on the closing market price of our common stock of $0.38 per share on October 24, 2012.

As a result of this transaction, the non-current liability of approximately $81,374 on our September 30, 2012 balance sheet (related to LPC Warrant 1) will be relieved during the three months ended December 31, 2012 and recognized as non-operating income. This will be partially offset by non-operating expense of approximately $68,000, representing the aggregate Black-Scholes value of New LPC Warrant 1 and New LPC Warrant 2. Therefore, the net impact on our statement of operations for the three months ended December 31, 2012 will be net non-operating income of approximately $13,000.

New LPC Warrant 1 and New LPC Warrant 2 contain certain cashless exercise rights, as did the predecessor warrants. The number of shares of ONSM common stock that can be issued upon the exercise of New LPC Warrant 1 or New LPC Warrant 2 is limited to the extent necessary to ensure that following the exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.99% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (Liquidity – receipt of Funding Letter in December 2012, revenues for three months ended December 31, 2012), 4 (Renegotiation of the Rockridge Note, the Equipment Notes, the CCJ Note and certain of the Subordinated Notes in December 2012; December 2012 payment of commitment fee to renew the Line), 5 (November 2012 lease commitment for San Diego office), 6 (October 2012 loss of registration statement effectiveness and related agreement with LPC with respect to the Purchase Agreement, Series A-13 modifications and share conversions in December 2012, Series A-14 conversions in November and December 2012) and 8 (October 2012 Renegotiation of LPC Warrants) contain disclosure with respect to transactions occurring after September 30, 2012.

Effective October 22, 2012, we moved the listing of our common stock from The NASDAQ Capital Market ("NASDAQ") to OTC Markets' OTCQB marketplace ("OTCQB"), maintaining our ticker symbol "ONSM". On October 21, 2011, we received a letter from NASDAQ advising us that for the 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum bid price required for continued listing on The NASDAQ Capital Market, pursuant to NASDAQ Listing Rule 5550(a)(2)(a) (the “Bid Price Rule”). The letter stated that we would be provided 180 calendar days, or until April 18th, 2012, to regain compliance with the Bid Price Rule, which deadline was subsequently extended on a one-time basis to October 15, 2012. To regain compliance, the closing bid price of our common stock would need to be at least $1.00 per share for a minimum of ten consecutive business days prior to that date. We carefully evaluated our options to maintain our listing on NASDAQ, including whether or not to implement a reverse split to satisfy the $1.00 per share minimum bid price requirement, and concluded that it was not in the best interest of our shareholders.

On October 12, 2012 we received $50,000 for an unsecured subordinated note. The principal is payable in six equal monthly installments of $8,333 starting November 12, 2012, with each installment containing the applicable portion of the total interest of $5,000. An origination fee was paid to the lender by the issuance of 15,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $5,400. This amount will be reflected as a discount and amortized as interest expense over the six month term.

On November 15, 2012 we received $100,000 for an unsecured subordinated note. The total interest of $20,000 is payable in applicable monthly installments starting December 15, 2012, and the principal balance is due on May 15, 2013. An origination fee was paid to the lender by the issuance of 35,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $13,300. This amount will be reflected as a discount and amortized as interest expense over the six month term.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and will be managed by our Infinite Conferencing division, which specializes in audio and web conferencing.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9:  SUBSEQUENT EVENTS (Continued)

The total preliminary purchase price was approximately $1.1 million of which we paid approximately $760,000 in cash as of November 30, 2012. The remaining balance is payable in the event of, and to the extent that, eligible revenues for the twelve months ending November 30, 2013 exceed the purchase price payments already made (which were based on 65% of eligible revenues for the twelve months ending August 31, 2012), but subject to the minimum purchase price discussed below. An additional earn out of up to approximately $300,000 would be paid based on 50% of the excess of eligible revenues for the twelve months ending November 30, 2013 over eligible revenues for the twelve months ending August 31, 2012. Eligible revenues exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. Any additional purchase price payments discussed above will be made in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The minimum total purchase price is $950,000 and the maximum total purchase price is $1,450,000, including broker fees.

The unaudited revenues from the acquired operations for the twelve months ended August 31, 2012 were approximately $1.4 million, including free conferencing business revenues of approximately $300,000.  We have agreed to pay 70% of the future free conferencing business revenues, net of applicable expenses, to Intella2 through November 30, 2017, after which we have agreed to pay Intella2 an amount equal to such payments for the last two months of that period, with no further obligation to Intella2 in that regard. The 70% will be adjusted to 50% if the free conferencing business revenues, net of applicable expenses, are less than $40,000 for two consecutive quarters, and will be adjusted back to 70% if that amount returns to more than $40,000 for two consecutive quarters.

We have determined that the above transaction does not meet the requirements established by the Securities and Exchange Commission for a “significant acquisition”, and therefore no pro-forma or other financial information related to the periods prior to the acquisition is being presented.

On November 30, 2012 we received $350,000 pursuant to unsecured promissory notes issued to five investors (the “Intella2 Investor Notes”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital.  Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. We paid (i) financing fees in cash of $16,000 to a third-party agent, related to $200,000 of this financing, and (ii) a commission of 100,000 unrestricted common shares to another third-party agent, which is related to the entire $350,000 financing as well as to potential additional financing which may be raised under these terms.

On November 30, 2012, we issued an additional Intella2 Investor Note for $100,000 to one of the five investors in exchange for the satisfaction of a note previously issued by us on March 9, 2012 – see note 4. This investor also purchased and funded $100,000 of the original $350,000 of Intella2 Investor Notes issuance. After this transaction, the total outstanding principal balance of the Intella2 Investor Notes was $450,000 and the amount held by this investor was $200,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9:  SUBSEQUENT EVENTS (Continued)

In connection with the above financing, we issued to the holders of the Intella2 Investor Notes an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. The buy-back terms are as follows: If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 90,000 shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 180,000 shares of the originally issued Intella2 Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.40 per share. The above only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable dates.

On or about November 30, 2012 we received $175,000 pursuant to unsecured promissory notes issued to four investors (the “Investor Notes”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing.

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 210,000 restricted common shares (the “Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 17,500 shares of the originally issued Common Stock from the investor at $0.80 per share. If the fair market value of the Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.80 per share. The above only applies to the extent the Common Stock is still held by the investor(s) at the applicable dates.

On November 30, 2012 we received $200,000 pursuant to a promissory note issued to a single investor and bearing interest at 12% per annum. This note is secured by our assets (but subordinated to our secured debts to Thermo Credit and Rockridge Capital, as well as to other property and equipment liens). The principal, along with accrued interest and an origination fee of $8,000, is repayable in a single balloon payment on March 1, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9:  SUBSEQUENT EVENTS (Continued)

On January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (the “New CCJ Note”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. New CCJ Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. In connection with this financing, we issued 30,000 restricted common shares (the “CCJ Common Stock”) to CCJ, of which we have agreed to buy back up to 5,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 2,500 shares of the originally issued CCJ Common Stock from CCJ at $0.80 per share. If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 5,000 shares of the originally issued CCJ Common Stock, less the amount of any shares already bought back at the one year point, from CCJ at $0.80 per share. The above only applies to the extent the CCJ Common Stock is still held by CCJ at the applicable dates.

