Form 10-Q
period 2012-12-31
Onstream Media CORP
filed 2013-02-20
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)

(x)                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of February 15, 2013 the registrant had issued and outstanding 15,033,103 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE
Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at December 31, 2012 and Consolidated Balance Sheet at September 30, 2012	4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2012	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011	7 – 8

Notes to Unaudited Consolidated Financial Statements	9 – 62

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	64 – 82

Item 4 - Controls and Procedures	83

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	84

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	84

Item 3 – Defaults upon Senior Securities	84

Item 4 – Removed and Reserved	84

Item 5 – Other Information	84

Item 6 - Exhibits	85

Signatures	85

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or MP365 and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2012, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,026	$359,795
Accounts receivable, net of allowance for doubtful accounts of $209,648 and $195,737, respectively	2,237,434	2,357,726
Prepaid expenses	280,291	293,294
Inventories and other current assets	138,699	146,159
Total current assets	2,852,450	3,156,974
PROPERTY AND EQUIPMENT, net	3,160,393	2,841,115
INTANGIBLE ASSETS, net	797,483	277,579
GOODWILL, net	10,610,548	10,146,948
OTHER NON-CURRENT ASSETS	146,215	146,215
Total assets	$17,567,089	$16,568,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		$1,555,913		$1,634,110
Accrued liabilities		1,441,679		1,398,668
Amounts due to directors and officers		700,441		669,697
Deferred revenue		94,117		138,856
Notes and leases payable – current portion, net of discount		2,215,550		1,650,985
Convertible debentures – current portion, net of discount		678,292		407,384
Total current liabilities		6,685,992		5,899,700
Accrued liabilities – non-current portion		548,594		-
Notes and leases payable, net of current portion and discount		549,603		189,857
Convertible debentures, net of current portion and discount		325,232		801,844
Detachable warrant, associated with sale of common/preferred shares		-		81,374
Total liabilities		8,109,421		6,972,775
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, zero and 17,500 issued and outstanding, respectively		-		2
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, zero and 160,000 issued and outstanding, respectively		-		16
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 14,430,467 and 12,902,217 issued and outstanding, respectively		1,443		1,289
Additional paid-in capital		141,765,183		141,199,626
Accumulated deficit		$(132,308,958)		$(131,604,877)
Total stockholders’ equity		9,457,668		9,596,056
Total liabilities and stockholders’ equity	$	$ 17,567,089	$	$ 16,568,831
The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2012	2011
REVENUE:
Audio and web conferencing	$2,042,083	$2,011,701
Webcasting	1,378,312	1,499,954
DMSP and hosting	241,984	472,957
Network usage	527,367	479,445
Other	89,971	50,060
Total revenue	4,279,717	4,514,117

COSTS OF REVENUE:
Audio and web conferencing	574,486	645,511
Webcasting	389,795	431,997
DMSP and hosting	32,579	239,794
Network usage	253,346	216,345
Other	19,053	13,441
Total costs of revenue	1,269,259	1,547,088

GROSS MARGIN	3,010,458	2,967,029

OPERATING EXPENSES:
General and administrative:
Compensation	1,983,170	1,995,876
Professional fees	406,013	606,235
Other	628,536	521,735
Depreciation and amortization	329,225	356,508
Total operating expenses	3,346,944	3,480,354

Loss from operations	(336,486)	(513,325)

OTHER EXPENSE, NET:
Interest expense	(306,026)	(182,848)
Debt extinguishment loss	(68,600)	-
Gain from adjustment of derivative liability to fair value	27,480	23,051
Other (expense) income, net	(31,736)	20,284

Total other expense, net	(378,882)	(139,513)

Net loss	$(715,368)	$(652,838)

Loss per share – basic and diluted:

Net loss per share	$(0.05)	$(0.06)

Weighted average shares of common stock outstanding – basic and diluted	13,273,714	11,852,414

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED DECEMBER 31, 2012

(unaudited)

	Series A- 13		Series A- 14		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, September 30, 2012	17,500	$2	160,000	$16	12,902,217	$1,289	$141,199,626	$(131,604,877)	$9,596,056
Issuance of options for employee services	-	-	-	-	-	-	90,576	-	90,576
Issuance of common shares for consultant services	-	-	-	-	172,000	18	66,942	-	66,960
Issuance of common shares for interest and financing fees	-	-	-	-	750,000	75	272,725	-	272,800
Issuance of right to obtain common shares for financing fees	-	-	-	-	-	-	78,750	-	78,750
Reclassification from liability arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred	-	-	-	-	-	-	53,894	-	53,894
Conversion of Series A-13 to common shares	(17,500)	(2)	-	-	437,500	44	(42)	-	-
Conversion of Series A-14 to common shares	-	-	(160,000)	(16)	160,000	16	-	-	-
Dividends on Series A-13	-	-	-	-	8,750	1	2,712	11,287	14,000
Net loss	-	-	-	-	-	-	-	(715,368)	(715,368)

Balance, December 31, 2012	-	$-	-	$-	14,430,467	$1,443	$141,765,183	$(132,308,958)	$9,457,668

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(715,368)	$(652,838)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	329,225	356,508
Professional fee expenses paid with equity, including amortizationof deferred expenses for prior period issuances	63,384	226,607
Compensation expenses paid with options and other equity	138,259	168,808
Amortization of discount on convertible debentures	48,794	54,456
Amortization of discount on notes payable	34,785	9,909
Debt extinguishment loss	68,600	-
Gain from adjustment of derivative liability to fair value	(27,480)	(23,051)
Bad debt expense and other	49,376	(30,140)
Net cash (used in) provided by operating activities, before changes in current assets and liabilities other than cash	(10,425)	110,259
Changes in current assets and liabilities other than cash:
Decrease in accounts receivable	106,381	85,367
(Increase) in prepaid expenses	(40,145)	(68,816)
Decrease in inventories and other current assets	7,459	1,177
(Decrease) increase in accounts payable, accrued liabilities and amounts due to directors and officers	(95,453)	272,877
(Decrease) in deferred revenue	(44,739)	(13,551)
Net cash (used in) provided by operating activities	(76,922)	387,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Intella2 acquisition (see note 2)	(713,477)	-
Acquisition of property and equipment	(272,069)	(240,429)
Net cash (used in) investing activities	(985,546)	(240,429)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$1,568,895	$311,584
Repayment of notes and leases payable	(571,348)	(242,939)
Repayment of convertible debentures	(98,848)	(97,847)
Net cash provided by (used in) financing activities	898,699	(29,202)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(163,769)	117,682

CASH AND CASH EQUIVALENTS, beginning of period	359,795	290,865

CASH AND CASH EQUIVALENTS, end of period	$196,026	$408,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$222,447	$135,924

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$66,960	$43,666
Issuance of options for employee services	$90,576	$121,908
Issuance of common shares for interest and financing fees	$272,800	$38,648
Issuance of right to obtain common shares for financing fees	$78,750	$-
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with financing commitment letter	$107,442	$-
Declaration of dividends payable on Series A-13 preferred	$3,500	$7,000
Issuance of common shares for dividends payable on A-13 preferred shares	$2,712	$1,644
Elimination of obligation for previously accrued or declared dividendspayable on A-13 preferred shares	$14,788	$5,356
Issuance of common shares upon conversion of Series A-13 preferred	$175,000	$-
Issuance of common shares upon conversion of Series A-14 preferred	$200,000	$-
Reclassification from liability to additional paid-in capital arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred	$53,894	$-
Estimated present value of future obligations for cash payments in connection with the Intella2 acquisition (see note 2)	$646,461	$-
Satisfaction of short-term obligation with note payable issuance	$45,779	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

DECEMBER 31, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $132.3 million as of December 31, 2012. Our operations have been financed primarily through the issuance of equity and debt. For the year ended September 30, 2012, we had a net loss of approximately $2.6 million, although cash provided by operating activities for that period was approximately $1.1 million. For the three months ended December 31, 2012, we had a net loss of approximately $715,000, although cash used by operating activities for that period was approximately $77,000. Although we had cash of approximately $196,000 at December 31, 2012, our working capital was a deficit of approximately $3.8 million at that date.  This working capital deficit includes an approximately $500,000 accrued liability for compensation and other amounts due to our senior executives, which we have agreed to satisfy by the issuance of 1.7 million common shares and which issuance is expected to occur in the near future - see note 5.

During the second quarter of fiscal 2012, we terminated a consulting contract, which termination we expect will reduce our professional fee expense by approximately $230,000 for the remainder of fiscal 2013, as compared to the corresponding period of fiscal 2012. During the third quarter of fiscal 2012, we renegotiated certain supplier contracts which we expect will reduce our cost of sales by approximately $116,000 for the remainder of fiscal 2013, as compared to the corresponding period of fiscal 2012.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”) – see note 2. We are expecting positive operating cash flow from these acquired operations for the ten months from December 1, 2012 through September 30, 2013, although we also incurred debt and other liabilities during the three months ended December 31, 2012 that was associated specifically or generally with this acquisition – see notes 2 and 4.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2013, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement (see note 6), to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During the three months ended June 30, 2012 (our most favorable recent quarter), our revenues were sufficient to fund our operating cash expenditures plus all capital expenditures and debt service expenditures (monthly principal and interest payments on the Rockridge Note and interest payable in cash on the Line and other debts). This was not the case for the three months ended September 30, 2012, primarily due to a seasonal decline in our revenues for that quarter, as compared to revenues for the three months ended June 30, 2012. However our revenues for the three months ended December 31, 2012 exceeded the revenues for the three months ended September 30, 2012 and we expect that this quarter to quarter increase will continue through the three months ending June 30, 2013. However, in the event we are unable to achieve the expected recovery of revenues from the seasonal decrease, we believe that a combination of the already implemented cost savings discussed above, additional identified decreases in our current level of expenditures that we have already planned to implement or could implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to fund our operations through December 31, 2013. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

Effective October 22, 2012, we moved the listing of our common stock from The NASDAQ Capital Market ("NASDAQ") to OTC Markets' OTCQB marketplace ("OTCQB"), maintaining our ticker symbol "ONSM". On October 21, 2011, we received a letter from NASDAQ advising us that for the 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum bid price required for continued listing on The NASDAQ Capital Market, pursuant to NASDAQ Listing Rule 5550(a)(2)(a) (the “Bid Price Rule”). The letter stated that we would be provided 180 calendar days, or until April 18th, 2012, to regain compliance with the Bid Price Rule, which deadline was subsequently extended on a one-time basis to October 15, 2012. To regain compliance, the closing bid price of our common stock would have needed to be at least $1.00 per share for a minimum of ten consecutive business days prior to that date. We carefully evaluated our options to maintain our listing on NASDAQ, including whether or not to implement a reverse split to satisfy the $1.00 per share minimum bid price requirement, and concluded that it was not in the best interest of our shareholders.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries - Infinite Conferencing, Inc., Entertainment Digital Network, Inc., OSM Acquisition, Inc., Onstream Conferencing Corporation, AV Acquisition, Inc., Auction Video Japan, Inc., HotelView Corporation and Media On Demand, Inc. All significant intra-entity accounts and transactions have been eliminated in consolidation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Fair Value Measurements

We have determined that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, amounts due to directors and officers and deferred revenue approximate fair value due to the short maturity of the instruments. We have also determined that the carrying amounts of certain notes and other debt approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry – these include the Line of Credit, Secured Short Term Note and Equipment Notes and Leases. The accrued liability for the contingent portion of the Intella2 purchase price, a portion of which is classified as non-current as of December 31, 2012, was determined based on its fair value as of the November 30, 2012 Intella2 acquisition – see note 2 - and the fair value of that liability will be re-evaluated at the end of each subsequent accounting period and adjusted accordingly. The accrued liability for our USF contribution obligation, although a portion was classified as non-current as of December 31, 2012, was immediately due and payable until a letter agreement promissory note was approved by USAC on February 15, 2013- see note 9 – and was therefore determined to approximate fair value until that approval date. The fair value of the USAC Note will be evaluated as part of the Instruments discussed below, effective March 31, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

We have determined that the Rockridge Note, the CCJ Note, the Equipment Notes, the Subordinated Notes, the Intella2 Investor Notes and the Investor Notes (the “Instruments”), discussed in note 4, meet the definition of a financial instrument as contained in the Financial Instruments topic of the Accounting Standards Codification (“ASC”), as this definition includes a contract that imposes a contractual obligation on us to deliver cash to the other party to the contract and/or exchange other financial instruments with the other party to the contract on potentially unfavorable terms. Accordingly, these items are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC, whereby such liabilities are presented at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.

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

We have determined that there are no Level 1 inputs for determining the fair value of the Instruments. However, we have determined that the fair value of the Instruments may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under our line of credit arrangement (the “Line”), as discussed in note 4. We have also determined that the fair value of the Instruments may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash, interest rates and other related expenses such as finders and origination fees observed in our ongoing and active negotiations with various financing sources, including the terms of transactions engaged in by us that are not eligible to be Level 2 inputs because of the non-comparable duration of the transaction as compared to the transaction being valued. Level 3 inputs used by us in our fair value calculations with respect to the Instruments include finders and origination fees ranging between 6% and 14% per annum and periodic interest rate premiums arising from less favorable collateral and/or payment priority, as compared to the Line, ranging between 3% and 5% per annum.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Instruments as of December 31, 2012, September 30, 2012, December 31, 2011 or September 30, 2011 and therefore no adjustment with respect to fair value was made to our consolidated financial statements as of those dates or for the three months ended December 31, 2012 and 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31 and September 30, 2012 was immaterial in relation to our recorded liabilities at those dates.

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

DECEMBER 31, 2012

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

The Infinite and OCC divisions of the Audio and Web Conferencing Services Group generate revenues from audio conferencing and web conferencing services, plus recording and other ancillary services.  Infinite and OCC own telephone switches used for audio conference calls by its customers, which are generally charged for those calls based on a per-minute usage rate. Infinite provides online webconferencing services to its customers, charging either a per-minute rate or a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services.

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

We add to our customer billings for certain services an amount to recover Universal Service Fund (“USF”) contributions which we have determined that we will be obligated to pay to the Federal Communications Commission (“FCC”), related to those particular services. This additional billing to our customers is not reflected as revenue by us, but rather is recorded as a liability on our books at the time of such billing, which liability is relieved upon our remittance of USF contributions as they are billed to us by USAC, an administrative and collection agency of the FCC. See notes 5 and 9.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

We have approximately $84.5 million in Federal net operating loss carryforwards as of December 31, 2012, which expire in fiscal years 2018 through 2033. Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $84.5 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $31.8 million and $31.6 million as of December 31 and September 30, 2012, respectively, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the three months ended December 31, 2012 and 2011.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, and expenses for stock options and shares issued in payment for consultant and employee services but not exercised by the recipients, or in the case of shares, not registered for or eligible for resale.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of December 31 and September 30, 2012 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the three months ended December 31, 2012 and 2011. The tax years ending September 30, 2009 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Net Loss per Share

For the three months ended December 31, 2012 and 2011, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 2,743,141 and 3,368,687 at December 31, 2012 and 2011, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2012 have been excluded from the calculation of weighted average shares outstanding: (i) the $779,267 outstanding balance of the Rockridge Note, which could have potentially converted into up to 324,695 shares of our common stock (ii) the right of Rockridge to receive 591,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us and (iii) $350,000 of Equipment Notes which in aggregate could have potentially converted into up to 583,333 shares of our common stock (and which was renegotiated in December 2012 under terms whereby 583,333 shares would be issued to preliminarily satisfy $175,000 of the outstanding balance and with no conversion rights for the remaining balance – see note 4).

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2011 have been excluded from the calculation of weighted average shares outstanding: (i) 35,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 175,000 shares of ONSM common stock (and of which 17,500 shares were converted into 101,744 shares based on a reduction in the conversion price agreed to by us in January 2012 and 17,500 shares were converted into 437,500 shares based on a reduction in the conversion price agreed to by us in December 2012 – see note 6), (ii) 420,000 shares of Series A-14 Convertible Preferred Stock (“Series A-14”) which were converted into 260,000 shares of ONSM common stock on September 30, 2012 and 160,000 shares of ONSM common stock during the three months ended December 31, 2012, (iii) the $1,157,223 outstanding balance of the Rockridge Note, which could have potentially converted into up to 482,176 shares of our common stock (iv) the right of Rockridge to receive 366,667 restricted shares of our common stock for an origination fee in connection with the Rockridge Note, issuable upon not less than sixty-one (61) days written notice to us, (v) $350,000 of convertible notes which in aggregate could have potentially converted into up to 500,000 shares of our common stock, excluding interest, (vi) $35,000 of convertible notes which in aggregate could have potentially converted into up to 7,292 shares of our common stock and (vii) the $100,000 CCJ Note, which could have potentially converted into up to 50,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1,062,000 and $966,000 as of December 31 and September 30, 2012, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments, including employee stock options, at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended December 31, 2012 and 2011 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. There were no Plan options granted during the three months ended December 31, 2012. For Plan options that were granted (or extended) and thus valued under the Black-Scholes model during the three months ended December 31, 2011, the expected volatility rate was 105%, the risk-free interest rate was 1.0% and the expected term was 5 years.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the three months ended December 31, 2012 or December 31, 2011.

In all valuations above, expected dividends were $0 and the expected term was the full term of the related options (or in the case of extended options, the incremental increase in the option term as compared to the remaining term at the time of the extension). See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $163,000 and $176,000 for the three months ended December 31, 2012 and 2011, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2012. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of December 31, 2012 and the results of our operations and cash flows for the three months ended December 31, 2012 and 2011. The results of operations and cash flows for the interim period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In June 2011, the FASB issued authoritative guidance related to the presentation of comprehensive income.  The guidance requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In December 2011, the FASB issued guidance that indefinitely deferred one of the new provisions in the June 2011 guidance, which was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). The remainder of the June 2011 guidance was effective for our fiscal year ending September 30, 2013 and is to be applied retrospectively.  We do not believe adoption of this guidance had a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASC update number 2011-08 - Software (Topic 350): Testing Goodwill for Impairment (“Update 2011-08”), which provides guidance setting forth the circumstances under which an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to use such qualitative assessment as a basis of determining whether it would be necessary to perform the two-step goodwill impairment test described in Topic 350. Although the terms of Update 2011-08 did not require implementation before our fiscal year ending September 30, 2012, early adoption was permitted, which we elected in order to first apply this guidance to our fiscal year ended September 30, 2011 and the related annual impairment tests – see note 2. We do not believe the adoption of this guidance had a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We adopted this guidance for our fiscal year ended September 30, 2012, which we do not believe had a material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	December 31, 2012			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$ 8,600,887	$ -	$ 8,600,887	$ 8,600,887	$ -	$ 8,600,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Intella2	463,600	-	463,600	-	-	-
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	10,610,548	-	10,610,548	10,146,948	-	10,146,948

Acquisition-related intangible assets (items listed are those remaining on our books as of December 31, 2012):
Infinite Conferencing - customer lists, trademarks and URLs	3,181,197	(3,035,684)	145,513	3,181,197	(2,922,977)	258,220
Intella2 - customer lists, tradenames, URLs and non-compete	649,913	-	649,913	-	-	-
Auction Video - patent pending	351,125	(349,068)	2,057	350,888	(331,529)	19,359
Total intangible assets	4,182,235	(3,384,752)	797,483	3,532,085	(3,254,506)	277,579

Total goodwill and other acquisition-related intangible assets	$ 14,792,783	$ (3,384,752)	$ 11,408,031	$ 13,679,033	$ (3,254,506)	$ 10,424,527

Intella2 – November 30, 2012

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and are being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The unaudited revenues from the acquired operations for the twelve months ended August 31, 2012 were approximately $1.4 million, including free conferencing business revenues of approximately $300,000.

We have determined that the above transaction does not meet the requirements established by the Securities and Exchange Commission for a “significant acquisition”, and therefore no pro-forma or other financial information related to the periods prior to the acquisition is being presented.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The total preliminary purchase price of the Intella2 assets and operations has been determined to be approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through December 31, 2012. The remaining portion of the total preliminary purchase price, approximately $646,000, is the present value of management’s estimate of total additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

(i)                  Additional payment equal to the excess of eligible revenues for the twelve months ending November 30, 2013 over $713,000, provided that such additional payment would be no less than $187,000 and no more than $384,000.

(ii)                Additional payment equal to fifty percent (50%) of the excess of eligible revenues for the twelve months ending November 30, 2013 over $1,098,000, provided that such additional payment would be no more than $300,000.

(iii)              70% of the future free conferencing business revenues, net of applicable expenses, through November 30, 2017, after which we have agreed to pay an amount equal to such payments for the last two months of that period, with no further obligation to Intella2 in that regard. The 70% will be adjusted to 50% if the free conferencing business revenues, net of applicable expenses, are less than $40,000 for two consecutive quarters, and will be adjusted back to 70% if that amount returns to more than $40,000 for two consecutive quarters.

Eligible revenues for purposes of items (i) and (ii) above exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. The additional purchase price payments per items (i) and (ii) above are due in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The additional purchase price payments per item (iii) above are due in quarterly installments commencing February 28, 2013, subject to certain holdbacks and reserves. The unpaid portion of the total preliminary purchase price is reflected on our December 31, 2012 balance sheet as a liability for $646,461, with a current portion of $311,666 and a non-current portion of $334,795.

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of December 31, 2012 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The fair value of certain intangible assets (customer lists, tradenames, URLs (internet domain names) and employment and non-compete agreements) acquired as part of the Intella2 acquisition was determined to be approximately $650,000 by our management at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to six years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined to be approximately $246,000 by our management at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We are depreciating and amortizing these assets over useful lives ranging from 3 to 10 years. The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $464,000, which we recorded as goodwill as of the purchase date.

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. As of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000.

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000, resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated $2,293,000 in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of $2,799,000. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2,071,000. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1,601,000. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1,271,000.   We have continued to evaluate the carrying value of the EDNet goodwill on an annual basis, with no further writedowns required to date.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment

The Intangibles – Goodwill and Other topic of the ASC, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, requires that goodwill be tested for impairment on a periodic basis. Although other intangible assets are being amortized to expense over their estimated useful lives, the unamortized balances are still subject to review and adjustment for impairment. There is a two-step process for impairment testing of goodwill and other intangible assets. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. With respect to our annual impairment review of our goodwill and other acquisition-related intangible assets conducted as of September 30, 2012, we applied the provisions of ASU 2011-08, which allows us to forego the two-step impairment process based on certain qualitative evaluation, and which pronouncement we first adopted for our annual impairment review conducted as of September 30, 2011 (see note 1 - Effects of Recent Accounting Pronouncements).

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

DECEMBER 31, 2012

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

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2013 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, including an increase in the closing price of our common shares from $0.48 per share at September 30, 2012 to $0.55 per share as of February 15, 2013, we have concluded that no triggering event has occurred through February 15, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31, 2012			September 30, 2012
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$ 10,813,498	$ (10,191,714)	$ 621,784	$ 10,533,026	$ (10,133,186)	$ 399, 840	1-5
DMSP	5,915,825	(5,368,780)	547,045	5,882,160	(5,328,649)	553,511	5
Other capitalized internal use software	3,215,705	(1,343,408)	1,872,297	3,078,552	(1,248,519)	1,830,033	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	640,163	(520,896)	119,267	573,196	(515,465)	57,731	2-7
Totals	$ 21,953,303	$ (18,792,910)	$ 3,160,393	$ 21,435,046	$ (18,593,931)	$ 2,841,115

Depreciation and amortization expense for property and equipment was approximately $199,000 and $227,000 for the three months ended December 31, 2012 and 2011, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

In connection with development of “Streaming Publisher”, a second version of the DMSP with additional functionality, we have capitalized as part of the DMSP approximately $1.0 million of employee compensation, payments to contract programmers and related costs as of December 31, 2012. As of December 31, 2012, approximately $816,000 of these Streaming Publisher costs had been placed in service and are being depreciated over five years. The remainder of the costs not in service relate primarily to a new release of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

Other capitalized internal use software as of December 31, 2012 includes:

(i) approximately $1.4 million of employee compensation and payments to contract programmers for development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. $297,000 of these costs, for phase one of MP365, were placed in service on August 1, 2010 and another $675,000 of these costs, for phase two of MP365, were placed in service on July 1, 2011. All costs placed in service are being depreciated over five years. The remaining costs, not placed in service, relate primarily to the next phases of MP365 under development. MP365 development costs exclude costs for development of Streaming Publisher, discussed separately above; and

(ii) approximately $1.2 million of employee compensation and other costs for the development of webcasting applications, including iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast. As of December 31, 2012, $1,144,000 of these costs had been placed in service, including $324,000 placed in service in December 2012 for a new release of the webcasting platform, and are being depreciated over five years. The remainder of the costs have not been placed in service and relate primarily to new features of the webcasting platform under development.

The capitalized software development costs discussed above are summarized as follows:

Period	DMSP	MP365	Webcasting	Totals

Three months ended December 31, 2012	$ 34,000	$ 58,000	$ 79,000	$ 171,000
Year ended September 30, 2012	131,000	289,000	306,000	726,000
Year ended September 30, 2011	99,000	489,000	150,000	738,000
Year ended September 30, 2010	314,000	435,000	180,000	929,000
Year ended September 30, 2009	274,000	148,000	288,000	710,000
Year ended September 30, 2008	186,000	-	213,000	399,000

Totals through December 31, 2012	$ 1,038,000	$ 1,419,000	$ 1,216,000	$ 3,673,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2012	September 30, 2012
Rockridge Note	$ 779,267	$ 878,115
Equipment Notes	350,000	350,000
CCJ Note (included in notes payable at December 31, 2012)	-	100,000
Total convertible debentures	1,129,267	1,328,115
Less: discount on convertible debentures	(125,743)	(118,887)
Convertible debentures, net of discount	1,003,524	1,209,228
Less: current portion, net of discount	(678,292)	(407,384)
Convertible debentures, net of current portion	$ 325,232	$ 801,844

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

The Rockridge Note bears interest at 12% per annum. In accordance with a second Allonge to the Note dated December 12, 2012, the remaining principal balance outstanding under the Rockridge Note, as well as the related interest at 12% per annum, is payable in twenty-two (22) equal monthly installments of $41,322, commencing on December 14, 2012 and ending on September 14, 2014 (the “Maturity Date”). Prior to the second Allonge to the Note, the remaining balance was payable in monthly principal and interest installments of $41,409 through August 14, 2013 plus a balloon payment of $505,648 on September 14, 2013. As consideration for the second Allonge to the Note, the loan origination fee was increased as discussed in more detail below. The balance due under the Rockridge Note is classified between current and non-current on our September 30, 2012 balance sheet based on the modified payment terms.

Since we concluded that there was less than a 10% difference between the present value of the cash flows of the Rockridge Note after the December 12, 2012 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms are not considered substantially different and therefore accounting for this modification as an extinguishment of debt is not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Rockridge Agreement, as amended, provided that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 591,667 restricted shares of our common stock (the “Shares”). This origination fee was 366,667 shares prior to the second Allonge to the Note discussed above. The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 (the “Shortfall Payment”), based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements through December 31, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.55 per share on February 15, 2013 was used as a basis of calculation, the required payment would be approximately $75,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement or Amendment Number 1, as applicable, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note, which was amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the additional 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 against the Rockridge Note and, along with the unamortized portion of the initial discount, will be amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The unamortized portion of the discount was $125,743 and $78,771 as of December 31 and September 30, 2012, respectively. Corresponding increases in additional paid-in capital were also recorded for the value of the Shares.

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, when it was reduced to approximately 28.0% per annum. The December 2012 amendment increased the effective interest rate to approximately 29.1% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus any Shortfall Payment, as compared to the assigned value of the Shares on our books, nor do they give effect to the discount from market prices that might be applicable if any portion of the principal is satisfied in common shares instead of cash.

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement. This included $50,000 received from CCJ Trust (“CCJ”). CCJ is a trust for the adult children of Mr. Charles Johnston, who was one of our directors at the time of the transaction, and who disclaimed any beneficial ownership interest in CCJ. We issued notes to those Investors (the “Equipment Notes”) with an original maturity date of June 3, 2011.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

In various transactions from April 4, 2011 through July 20, 2011 certain of the Equipment Notes, including the note held by CCJ, were amended to allow the conversion into common shares of an aggregate $550,000 of the original note amount, using conversion prices from $0.90 to $1.20 per share. As a result, we issued an aggregate of 513,889 unregistered common shares to the Investors. The aggregate market value of these 513,889 shares at the times of their respective issuances exceeded the carrying value of the related Equipment Notes by $218,361, which excess was recognized as non-cash interest expense at the time of issuance. $50,000 of the remaining principal outstanding under the Equipment Notes was repaid by us with cash in July 2011, another $15,000 was repaid with cash in September 2011, another $27,000 was repaid in cash in February 2012 and another $8,000 was repaid in cash in December 2012. After these principal repayments via cash and conversions to common shares, the remaining principal balance due under the Equipment Notes was $350,000 (including $25,000 due to CCJ).

The remaining $350,000 of Equipment Notes were amended in July 2011 to provide for a September 3, 2011 maturity date and a $0.90 per common share conversion rate (at the Investors’ option). Effective October 1, 2011 these Equipment Notes were further amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the Investors’ option). In addition, the payment terms were amended so that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the maturity date. These Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”) in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment.

Effective May 14, 2012 the Equipment Notes were modified, primarily to extend the principal repayment terms to a single balloon payment on July 15, 2013. In consideration of this modification, we agreed (i) to modify the conversion rate to $0.60 per share and (ii) to issue an aggregate of 70,000 unregistered ONSM common shares to the Noteholders. Although the present value of the cash flows of the Equipment Notes after this modification was not substantially different from the present value of the cash flows before the modification, under the provisions of ASC 470-50-40  if the conversion rate modification changes the fair value of the conversion option by 10% or more of the carrying value of the Equipment Notes immediately before the change, it would be considered substantially different terms and therefore an extinguishment of debt, in which case a new debt instrument would be recorded at fair value and that amount used to determine a non-cash debt extinguishment gain or loss recognized in our statement of operations. We determined that the fair value of the conversion option of the Equipment Notes as modified to $0.60 per share was zero, which represents no change in the value of the conversion option before such modification, and as a result this transaction was not treated as a debt extinguishment. Although the closing market price on the effective date of the modification was $0.66 per share, since it is our policy that Board approval is required before stock may be issued, and consistent with that policy we did not issue the 70,000 common shares to the Noteholders that were part of this modification transaction until such approval was obtained, the  June 12, 2012 Board approval date, when the closing market price was $0.56, should be used for purposes of valuing the modified conversion option. Accordingly, we assigned the modified conversion option a valuation of zero.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

On December 31, 2012 we issued an aggregate of 140,000 restricted common shares to the Noteholders in exchange for a modification of the scheduled principal payment date from July 15, 2013 to payments of $100,000 on November 15, 2013, $150,000 on December 15, 2013 and $100,000 on December 31, 2013 (collectively, the “Maturity Dates”). The balance due under the Equipment Notes is classified as non-current on our September 30, 2012 balance sheet based on the modified payment terms. As part of this modification, we also agreed to issue the Noteholders an aggregate of 583,335 restricted common shares (split into two tranches in January and June 2013), which will be credited upon issuance as a reduction of the outstanding Equipment Notes balance, using a price of $0.30 per share and (after both tranches are issued) resulting in a Credited Value of $175,000 and a remaining outstanding Equipment Notes balance of $175,000. 291,668 shares were issued on January 18, 2013. Upon issuance of the remaining 291,667 shares, scheduled for June 30, 2013, the Equipment Notes will no longer be convertible into any additional common shares.

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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Equipment Notes after the December 12, 2012 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the three months ended December 31, 2012. This $68,600 debt extinguishment loss was calculated as the excess of the $399,000 acquisition cost of the new debt ($350,000 face value of the notes plus the $49,000 fair value of the 140,000 common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $330,400. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

In lieu of cash payment of $80,148 for interest due on these Equipment Notes for the period from November 1, 2010 through September 30, 2011, we elected to issue 85,574 unregistered common shares to the Investors, which were recorded based on the $91,853 fair value of those shares on the issuance dates. In accordance with the October 2011, May 2012 and December 2012 amendments to the Equipment Notes, interest at 12% per annum is payable in semi-annual installments on April 15, 2012, October 15, 2012 and April 15, 2013, plus a final interest payment on the Maturity Dates. Interest is payable in cash or, at our option, in restricted ONSM common shares, based on a conversion price equal to seventy-five percent (75%) of the average ONSM closing price for the thirty (30) trading days prior to the date the applicable payment is due. The interest payments due on April 15, 2012 and October 15, 2012 were paid in cash.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

From October 1, 2011 to May 12, 2012, the effective interest rate of the Equipment Notes was 12% per annum, excluding the effect of any premium or discount arising from our payment of principal or interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance. The $49,000 fair value of the 70,000 shares issued as part of the May 2012 modification was recorded as a discount (as well as a corresponding increase in additional paid-in capital) and was partially amortized as interest expense over the remaining term of the Equipment Notes through December 31, 2012, resulting in an effective interest rate of approximately 26% per annum through that date. The unamortized portion of this discount was $30,625 as of September 30, 2012 and was $19,600 as of December 31, 2012, prior to its write-off as part of the debt extinguishment loss recognized for the three months ended December 31, 2012, as discussed above. The $49,000 fair value of the 140,000 shares issued as part of the December 2012 modification was also included in the debt extinguishment loss (and reflected as an increase in additional paid-in capital). As a result, the effective interest rate of the Equipment Notes after December 31, 2012 will be 12% per annum, excluding the effect of any premium or discount arising from our payment of principal or interest in common shares instead of cash, based on the market prices of our common shares at the time of issuance.

Notes and Leases Payable

Notes and leases payable consist of the following:

	December 31, 2012	September 30, 2012
Line of Credit Arrangement	$ 1,682,723	$ 1,526,648
Secured Short-Term Note	200,000	-
Subordinated Notes	333,333	300,000
Intella2 Investor Notes	450,000	-
Investor Notes	175,000	-
CCJ Note (included in convertible debentures at September 30, 2012)	145,779	-
Equipment Notes and Leases	68,832	65,590
Total notes and leases payable	3,055,667	1,892,238
Less: discount on notes payable	(290,514)	(51,396)
Notes and leases payable, net of discount	2,765,153	1,840,842
Less: current portion, net of discount	(2,215,550)	(1,650,985)
Long term notes and leases payable, net of current portion	$ 549,603	$ 189,857

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender” or “Thermo Credit”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. The outstanding balance bears interest at 12.0% per annum (13.5% prior to December 27, 2011), adjustable based on changes in prime after December 28, 2009, payable monthly in arrears. We also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all quarters through December 31, 2012.

Effective February 2012, the terms of the Line require that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender. Once those deposited funds become available, the Lender is then required to immediately remit them to our bank account, provided that we are not in default under the Line and to the extent those funds exceed any past due principal, interest or other payments due under the Line, which the Lender may offset before remitting the balance.

Commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the Line. These amounts paid were $20,105 and $4,431 for the three months ended December 31, 2012 and 2011, respectively. The unamortized portion of the debt discount was $38,391 and $23,446 as of December 31 and September 30, 2012, respectively. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, was incurred for the two-year renewal of the Line effective December 28, 2011, and such fee is payable in two installments -  the first was paid in February 2012 and the second was paid in December 2012.

The Lender must approve any additional debt incurred by us, other than debt subordinated to the Line and debt incurred in the ordinary course of business (which includes equipment financing). The Lender approved the Equipment Notes, the Rockridge Note and the USAC Note (see note 9). All other debt entered into by us subsequent to the December 2007 inception of the Line has been appropriately approved by the Lender and/or was allowable under one of the exceptions noted above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Secured Short-Term Note

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

Subordinated Notes

Since March 9, 2012, we have received funding from various unrelated lenders, of which $300,000 and $333,333 was outstanding as of September 30 and December 31, 2012, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), which are fully subordinated to the Credit Line and the Rockridge Note or any assignees or successors thereto. Details of each note making up these totals are as follows:

On March 9, 2012 we received $100,000 for a note bearing interest at 15% per annum. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $12,800. This amount was reflected as a discount and was amortized as interest expense over the one year term through November 30, 2012, at which time the unamortized balance was written off as additional interest expense. Including this discount, the effective interest rate of this note was approximately 30% per annum. Interest payments were made on this note through November 30, 2012, at which time we issued an Intella2 Investor Note (discussed below) for $100,000 in exchange for the satisfaction of this note. The outstanding principal balance on the previously issued note was due in full by March 9, 2013 and was bearing interest at 15% per annum. The balance due under this note is classified as non-current on our September 30, 2012 balance sheet based on the terms of payment of the Intella2 Investor Note that replaced it. This investor also purchased and funded $100,000 for a second Intella2 Investor Note. After this transaction, the total outstanding principal balance of the Intella2 Investor Notes was $450,000 and the amount held by this investor was $200,000.

Since we concluded that there was less than a 10% difference between the present value of the cash flows of this note after the November 30, 2012 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms are not considered substantially different and therefore accounting for this modification as an extinguishment of debt is not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

On April 30, 2012 we received $100,000 for a note bearing interest at 15% per annum. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $11,800. This amount was reflected as a discount and was amortized as interest expense over the one year term through November 1, 2012. Including this discount, the effective interest rate of this note was approximately 29% per annum. On December 31, 2012 we issued an additional 35,000 common shares to the holder of this note in exchange for a reduction of the interest rate from 15% to 12% per annum, effective November 1, 2012, and a modification of the principal payment schedule to a single payment of $100,000 due on October 31, 2014. Prior to this modification, the principal was payable in equal monthly installments of $8,333 starting November 30, 2012, with the balance of $58,333 payable on April 30, 2013, although none of these payments were made. The balance due under this note is classified as non-current on our September 30, 2012 balance sheet based on the modified terms of payment. Interest for the first six months was paid on October 31, 2012. The next interest payment (for the preceding three months) is due on January 31, 2013 and every three months thereafter through October 31, 2014. The $12,600 value of the additional shares issued in December 2012 were reflected as a discount against this note (as well as a corresponding increase in additional paid-in capital for the value of the shares on the date of issuance) and that amount, as well as the unamortized portion of the previously recorded discount, are being amortized as interest expense over the remaining term of the note, as modified, resulting in an effective interest rate of approximately 21% per annum.

Since we concluded that there was less than a 10% difference between the present value of the cash flows of this note after the November 1, 2012 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms are not considered substantially different and therefore accounting for this modification as an extinguishment of debt is not required.

On June 1, 2012 we received $100,000 for a note bearing interest at 12% per annum. The principal is payable in equal monthly installments of $8,333 starting January 1, 2013 plus a final payment of $58,333 on June 1, 2013. Interest for the first six months was paid on December 1, 2012 and is payable thereafter on a monthly basis. The outstanding balance of this note as of December 31, 2012 was $100,000. Finders and origination fees were paid by the issuance of an aggregate of 40,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $23,600. This amount was reflected as a discount and is being amortized as interest expense over the one year term. Including this discount, the effective interest rate of this note is approximately 39% per annum.

On October 12, 2012 we received $50,000 for an unsecured subordinated note. The principal is payable in six equal monthly installments of $8,333 starting November 12, 2012, with each installment containing the applicable portion of the total interest of $5,000. The outstanding balance of this note as of December 31, 2012 was $33,333. An origination fee was paid to the lender by the issuance of 15,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $5,700. This amount was reflected as a discount and is being amortized as interest expense over the six month term.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

On November 15, 2012 we received $100,000 for an unsecured subordinated note. The total interest of $20,000 is payable in applicable monthly installments starting December 15, 2012, and the principal balance is due on May 15, 2013. The outstanding balance of this note as of December 31, 2012 was $100,000. An origination fee was paid to the lender by the issuance of 35,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $14,000. This amount was reflected as a discount and is being amortized as interest expense over the six month term.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was $39,679 and $27,950 as of December 31 and September 30, 2012, respectively.

Intella2 Investor Notes

On November 30, 2012 we received $350,000 pursuant to unsecured promissory notes issued to five investors (the “Intella2 Investor Notes”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital.  Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. On November 30, 2012, we issued an additional Intella2 Investor Note for $100,000 to one of the five investors in exchange for the satisfaction of a Subordinated Note previously issued by us on March 9, 2012. This investor also purchased and funded $100,000 of the original $350,000 of Intella2 Investor Notes issuance. After this transaction, the total outstanding principal balance of the Intella2 Investor Notes was $450,000 and the amount held by this investor was $200,000.

In connection with the above financing, we issued to the holders of the Intella2 Investor Notes an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. The buy-back terms are as follows: If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 90,000 shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 180,000 shares of the originally issued Intella2 Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.40 per share. The above only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable dates. We have recorded no liability for this commitment on our financial statements through December 31, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.55 per share on February 15, 2013 was used as a basis of calculation, the required payment would be approximately $72,000.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

The value of the Intella2 Common Stock, plus the value of common stock issued and cash paid for related financing fees and commissions, was reflected as a $117,400 discount against the Intella2 Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 26% per annum. The aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $112,508 as of December 31, 2012.

Investor Notes

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

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 210,000 restricted common shares (the “Investor Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 17,500 shares of the originally issued Investor Common Stock from the investor at $0.80 per share. If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Investor Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.80 per share. The above only applies to the extent the Investor Common Stock is still held by the investor(s) at the applicable dates. We have recorded no liability for this commitment on our financial statements through December 31, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.55 per share on February 15, 2013 was used as a basis of calculation, the required payment would be approximately $28,000.

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing.

The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $104,100 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was $99,936 as of December 31, 2012.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

CCJ Note

As of September 30, 2012 we were obligated for $100,000 under the CCJ Note and as of December 31, 2012 we would have owed the $100,000 principal plus the final quarterly interest payment of $2,500. However, we agreed with CCJ to combine that $102,500 obligation with another unpaid obligation of $43,279 related to reimbursement of the shortfall upon the resale of common shares issued upon conversion of Series A-13 – see note 6. The combined obligation of $145,779 was the principal amount of a replacement subordinated note issued to CCJ dated December 31, 2012 and  payable in 24 monthly principal and interest installments of $6,862 starting January 31, 2013 and which payment amount includes interest at 12% per annum. The balance due under the CCJ Note was classified between current and non-current on our September 30, 2012 balance sheet based on these modified terms of payment. Prior to the issuance of the December 31, 2012 replacement note, the CCJ Note was convertible by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share. The December 31, 2012 replacement note has no conversion rights.

In consideration of a December 29, 2009 predecessor transaction to the CCJ Note, the 35,000 shares of Series A-12 held by CCJ at that date were exchanged for 35,000 shares of Series A-13 plus four-year warrants for the purchase of 29,167 ONSM common shares at $3.00 per share - see note 6. As a result, the effective interest rate of the CCJ Note was approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares, which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. In conjunction with and in consideration of a January 2011 predecessor transaction to the CCJ Note, certain terms of the 35,000 shares of Series A-13 held by CCJ at that date were modified - see note 6. As a result, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, reflecting the $46,084 value of the increased number of common shares underlying the Series A-13 shares as a result of the modified terms, which we recorded as a debt discount,  the increase in the periodic cash interest rate from 8% to 10% per annum and 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms. As of January 1, 2013, the effective interest rate of the CCJ Note will be 12% per annum. The unamortized portion of the debt discount was zero and $9,491 as of December 31 and September 30, 2012, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4: DEBT (Continued)

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above are as follows:

Year Ending December 31:
2013	$ 3,030,575
2014	1,154,359
2015 and thereafter	-
Total minimum debt payments	$ 4,184,934

The Line is included above as a $1,682,723 payment during the year ending December 2013, based on its balance sheet classification and the fact that it expires in December 2013, although we have renewed the Line on a regular basis since its 2009 inception and expect to renew it or a similar financing arrangement on or before the December 2013 expiration. The amounts shown above are before deducting unamortized discount and do not include interest.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Effective October 1, 2009, a significant portion of our workforce, including the Executives, took a 10% payroll reduction. However, even though this 10% was deducted from the amounts paid to the Executives and the contractually scheduled September 28, 2010, 2011 and 2012 raises were not given effect, no reduction of the compensation called for under the terms of their related employment agreements was made with respect to these matters, as it was expected that the compensation withheld from the Executives would eventually be paid by the Company.

Based on approval by our Compensation Committee effective September 29, 2011, 41,073 restricted common Plan shares and four-year Plan options to purchase 266,074 common shares for $0.97 per share (greater than fair market value on the date of issuance) were issued to the Executives as partial consideration for this withheld compensation. The common shares are restricted from trading unless Board approval is given and the options are as of now unvested. A portion of the accrued liability under the caption “Amounts due to executives and officers” on our December 31 and September 30, 2012 balance sheets pertains to the remaining portion of these unresolved contractual obligations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction any remaining unpaid amounts due to certain of those Executives in connection with the acquisition of Acquired Onstream (see note 2), the Executives and the Company (as authorized by our Board of Directors) have agreed as follows, effective January 22, 2013:

  $100,000 ($20,000 per Executive) of compensation will be paid in cash.
  1,700,000 (340,000 per Executive) fully vested shares (subject to certain trading restrictions) of Onstream common stock (the “Shares”) will be issued as soon as possible. The number of shares was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by the Company in cash, or at the Company’s option, by the issuance of additional fully vested shares of Onstream common stock (the “Additional Shares”), with the Additional Shares subject to reimbursement by the Company to the Executive of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Shares. All shortfall reimbursements shall be payable by the Company within ten (10) business days after presentation by reasonable supporting documentation of the shortfall by the Executive to the Company. The closing price of our common stock on February 15, 2013 was $0.55 per share.

We do not expect that the above resolution of this matter will have a materially adverse effect on our financial position or results of operations.

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

Lease commitments

As of September 30, 2012, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2013 to 2017 (after considering our rights of termination) and in most cases provide for renewal options. We are obligated for rent under a New York City office lease expiring on January 31, 2013 as well as for rent under a New York City office lease signed by us at another location which will replace the expiring location and is discussed in more detail below – although both leases are included in the total minimum rental obligation set forth below, this is only counted as one New York City location in the above office count. We also became obligated on a short-term lease for a San Diego, California office facility in connection with the November 2012 Intella2 acquisition discussed in note 2 – this lease is considered immaterial for further disclosures.

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

DECEMBER 31, 2012

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

The future minimum lease payments required under the non-cancelable leases, plus the capital leases included in Notes Payable (see note 4), are as follows:

	Operating	Capital	All
Year Ending December 31:	Leases	Leases	Leases
2013	$ 511,303	$ 10,766	$ 522,069
2014	98,614	-	98,614
2015	101,377	-	101,377
2016	104,223	-	104,223
2017	30,590	-	30,590
Total minimum lease payments	$ 846,107	$ 10,766	$ 856,873
Less: amount representing interest		(1,678)
Present value of net minimum lease payments		9,088
Less: current portion		(9,088)
Long-term portion		$ -

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey and Colorado Springs, Colorado. An aggregate approximately $6,000 per month related to these facilities is classified by us as rental expense with an approximately $24,000 per month remaining balance of our payments to these facilities classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $213,000 and $171,000 for the three months ended December 31, 2012 and 2011, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $900,000, such agreements expiring at various times through August 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Our audio and video networking services are conducted primarily over telephone lines, which are heavily regulated by various Federal and other agencies. Although we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not us, the Federal Communications Commission (FCC) issued an order in 2008 that requires conference calling companies to remit Universal Service Fund (USF) contribution payments on customer usage associated with audio conference calls. In addition, in 2011 the FCC announced its position that the 2008 order extended to audio bridging services provided using internet protocol (IP) technology and in April 2012 announced their intention to write additional rules and/or revised existing rules that may expand the business operations that are considered subject to USF contribution payments. While we believe that we have registered our operations appropriately with the FCC, including the filing of both quarterly and annual reports regarding the revenues derived from audio conference calling, and the remittance of USF contributions thereon, it is possible that our determination of the extent to which our operations are subject to USF could be challenged. However, we do not believe that the ultimate outcome of any such challenge would have a material adverse effect on our financial position or results of operations. See notes 1 and 9.

NOTE 6:  CAPITAL STOCK

Common Stock

During the three months ended December 31, 2012 we issued 172,000 unregistered common shares for financial consulting and advisory services valued at approximately $67,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers, except for 82,000 of these shares, valued at approximately $27,000 and issued to J&C Resources, Inc. (“J&C”). Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $63,000 and $227,000 for the three months ended December 31, 2012 and 2011, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $81,000 in deferred equity compensation expense at December 31, 2012, to be amortized over the remaining periods of service of up to six months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

During the three months ended December 31, 2012, we issued 750,000 common shares for interest and financing fees, comprised of (i) 140,000 unregistered common shares valued at approximately $49,000 for the renegotiation and extension of the Equipment Notes, (ii) 35,000 unregistered common shares valued at approximately $13,000 for the renegotiation and extension of certain Subordinated Notes, (iii) 50,000 unregistered common shares valued at approximately $20,000 for origination fees for certain Subordinated Notes, (iv) 280,000 unregistered common shares valued at approximately $101,000 for origination and finders fees for Intella2 Investor Notes and (v) 245,000 unregistered common shares valued at approximately $90,000 for origination and finders fees for Investor Notes. These shares are being recognized as interest expense over various financing periods of up to twenty-four months - see note 4.

During the three months ended December 31, 2012 we issued 8,750 unregistered common shares for Series A-13 dividends for calendar 2012, as discussed in more detail below. During December 2012 we issued 437,500 common shares as a result of the conversion of Series A-13, as discussed in more detail below. During November and December 2012 we issued an aggregate of 160,000 common shares as a result of the conversion of Series A-14, as discussed in more detail below.

On September 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to an initial purchase of 300,000 shares of our common stock and 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”), together with a warrant (“LPC Warrant 1”). In accordance with the Purchase Agreement, LPC also received 50,000 shares of our common stock as a one-time commitment fee and a cash payment of $26,250 as a one-time structuring fee. On September 24, 2010, we received $824,045 net proceeds (after deducting fees and legal, accounting and other out-of-pocket costs incurred by us) related to our issuance under that Purchase Agreement of the equivalent of 770,000 common shares (including those issuable upon conversion of the preferred shares). See notes 6 and 8 for further details with respect to the Series A-14 and LPC Warrant 1.

During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $1.4 million. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since that date and the closing market price was $0.55 per share on February 15, 2013. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share (“LPC Warrant 2”). This transaction was unrelated to the Purchase Agreement.

The Purchase Agreement has a term of 36 months and expires accordingly on September 17, 2013, but it may be terminated by us at any time at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. As a result of the October 22, 2012 transfer of the listing of our common shares from NASDAQ to OTCQB, as discussed in note 1, and the resulting loss of our S-3 eligibility, the applicable registration statement is no longer effective. However, on November 20, 2012 LPC provided us with a letter stating that the lapse of the effectiveness of the applicable registration statement would not be considered an event of default under the Purchase Agreement, although LPC would not be required to purchase shares under the Purchase Agreement until the effectiveness of the applicable registration statement is restored or a replacement registration statement is filed. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

Preferred Stock

As of December 31, 2012 there are no preferred shares outstanding. The following issuances were outstanding on September 30, 2012.

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 (the “A-13 Designation”) with the Florida Secretary of State. On March 2, 2011, we filed an A-13 Designation with the Florida Secretary of State, reflecting certain changes arising from a January 2011 agreement with CCJ, as discussed below. On January 20, 2012, we filed an A-13 Designation with the Florida Secretary of State, reflecting certain changes arising from a January 2012 agreement with J&C Resources, as discussed below. On December 21, 2012, we filed an A-13 Designation with the Florida Secretary of State, reflecting certain changes arising from a December 2012 agreement with J&C Resources, as discussed below. The Series A-13 had a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $0.40 per common share (after the December 21, 2012 modification). Series A-13 dividends were cumulative and must be fully paid by us prior to the payment of any dividend on our common shares. Series A-13 dividends were payable in cash or at our option in the form of our common shares, using the greater of (i) $2.00 per share or (ii) the average closing bid price of a common share for the five trading days immediately preceding the conversion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In January 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash paid over a one year period the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 common shares CCJ was to receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares (of which CCJ owned an additional 17,500 shares) from $2.00 per common share to $1.72 per common share. During March 2012, CCJ effected such conversion and we recorded the shortfall liability of $85,279 as a prepaid expense, which we amortized to interest expense as a cost of the funding commitment letter over its one-year term ending December 31, 2012. We paid $42,000 against the shortfall liability and the remaining balance of $43,279 was included in the CCJ Note dated December 31, 2012 – see note 4.

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

As provided in the A-13 Designation, any shares of Series A-13 still outstanding as of December 31, 2012 would automatically convert into our common shares. In December 2012, as part of a transaction under which J&C Resources issued us a Funding Letter (see note 1), we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 as a prepaid expense, which we will amortize to interest expense as a cost of the Funding Letter over its one-year term ending December 31, 2013.

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

DECEMBER 31, 2012

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock (continued)

In lieu of cash payments for dividends due on Series A-13, we elected to issue the following unregistered common shares to the holder, using the minimum conversion rate of $2.00 per share, which shares were recorded based on the fair value of those shares on the issuance date.

Share issuance date	Number of unregistered common shares	Dividend period	Dividends if paid in cash	Fair value of shares at issuance
March 3, 2011	14,000	Jan - December 2010	$28,000	$15,820
May 24, 2011	3,500	Jan 2011 – March 2011	$ 7,000	$ 4,129
August 24, 2011	3,500	April 2011 – June 2011	$ 7,000	$ 2,868
November 21, 2011	3,500	July 2011 – Sept 2011	$ 7,000	$ 1,644
February 13, 2012	3,500	Oct 2011–December 2011	$ 7,000	$ 2,381
December 31, 2012	8,750	Jan – December 2012	$ 17,500	$ 2,712

Series A-14 Convertible Preferred Stock

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designation, Preferences and Rights for the Series A-14 (the “Series A-14 Designation”) with the Florida Secretary of State. Series A-14 had a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share.  Series A-14 had a onetime 5% dividend payable in cash on the first anniversary of the original issue date, which was satisfied by our $26,250 cash payment on September 20, 2011. Series A-14 was senior to our common stock but subordinate to Series A-13 and the holders of Series A-14 were not entitled to vote on any matters as to which holders of our common shares were entitled to vote. Series A-14 was redeemable at our option for $1.56 per share plus accrued but unpaid dividends, provided that the holder had the right to convert to common during a ten day notice period prior to such redemption. The holders of Series A-14 could convert, at the option of the holder and subject to certain limitations, each share of Series A-14 into one fully-paid, non-assessable share of our common stock.

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

DECEMBER 31, 2012

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-14 Convertible Preferred Stock (continued)

Although per the Series A-14 Designation any Series A-14 shares still outstanding on September 24, 2012 would automatically convert to common shares, the Series A-14 Designation also provided that the number of shares of ONSM common stock that could be issued upon the conversion of Series A-14 was limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder would not exceed 4.999% of our issued and outstanding common stock, although this percentage could be changed at the holder’s option upon not less than 61 days advance notice to us and provided the changed limitation does not exceed 9.99%. Due to this restriction, LPC was only able to convert 260,000 shares of Series A-14 to 260,000 common shares as of September 30, 2012. LPC converted the remaining 160,000 shares of Series A-14 to 160,000 common shares during the three months ended December 31, 2012.

The fair value of the warrant issued in connection with the Purchase Agreement (“LPC Warrant 1”) was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and was amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was zero at December 31 and September 30, 2012, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Digital Media Services and Audio and Web Conferencing Services. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the three months ended December 31, 2012 and 2011 and total assets by segment as of December 31 and September 30, 2012.

	For the three months ended December 31,
	2012	2011
Segment revenue:
Digital Media Services Group	$ 1,672,393	$ 2,010,914
Audio and Web Conferencing Services Group	2,607,324	2,503,203
Total consolidated revenue	$ 4,279,717	$ 4,514,117

Segment operating income:
Digital Media Services Group	418,455	525,384
Audio and Web Conferencing Services Group	828,781	724,188
Total segment operating income	1,247,236	1,249,572

Depreciation and amortization	(329,225)	(356,508)
Corporate and unallocated shared expenses	(1,254,497)	(1,406,389)
Other expense, net	(378,882)	(139,513)
Net loss	$ (715,368)	$ (652,838)

	December 31, 2012	September 30, 2012
Assets:
Digital Media Services Group	$ 3,890,466	$ 3,931,714
Audio and Web Conferencing Services Group	13,125,388	12,018,033
Corporate and unallocated	551,235	619,084
Total assets	$ 17,567,089	$ 16,568,831

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2012, we had issued options and warrants still outstanding to purchase up to 2,743,141 ONSM common shares, including 1,876,632 shares under Plan Options; 12,342 shares under Non-Plan Options to employees and directors; 525,000 shares under Plan and Non-Plan Options to financial and other consultants; and 329,167 shares under warrants issued in connection with various financings and other transactions.

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

Detail of Plan Option activity under the Plan for the three months ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,887,332	$ 4.41
Granted during the period	-	$ -
Expired or forfeited during the period	(10,700)	$ 1.23
Balance, end of the period	1,876,632	$ 4.43

Exercisable at end of the period	1,148,508	$ 6.53

We recognized non-cash compensation expense of approximately $138,000 and approximately $169,000 for the three months ended December 31, 2012 and 2011, respectively, primarily related to Plan Options granted to employees and consultants and vesting during those periods.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 1,876,632 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.8 years and are further described below.

Grant date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date
Dec 2004	Senior management	25,000	25,000	$7.26	Aug 2014
Sept 2007	Senior management	261,458	261,458	$10.38	Sept 2013 – Sept 2016
May 2008	Consultant	16,667	16,667	$6.00	May 2013
May 2009	Consultant	33,333	33,333	$3.00	Jun 2014 – Jun 2018
Aug 2009	Directors and senior management	133,334	133,334	$15.00	Aug 2014
Aug 2009	Directors and senior management	76,773	76,773	$9.42	Aug 2014
Dec 2009	Directors and senior management	114,893	114,893	$9.42	Dec 2014
Jan 2011	Directors and senior management	525,000	262,500	$1.23	Jan 2015
Jan 2011	Employees excluding senior management	349,100	174,550	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	RD Whitney – new director	25,000	25,000	$1.00	Jun 2015
Sept 2011	Senior management	266,074	-	$0.97	Sept 2015
July 2012	Employees excluding senior management	25,000	-	$1.00	July 2016

	Total common shares underlying Plan Options as of December 31, 2012	1,876,632	1,148,508

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

As of December 31, 2012, there were outstanding Non-Plan Options issued to employees and directors for the purchase of 12,342 common shares, which were issued during fiscal 2005 in conjunction with the Onstream Merger (see note 2). These options are immediately exercisable at $20.26 per share and expire in May 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2012, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 525,000 common shares, as follows:

Issuance Period	Number of common shares	Exercise Price per share	Type	Expiration Date

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$.065	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

October 2009	75,000	$3.00	Non-Plan	Oct 2013
July 2010	50,000	$6.00	Non-Plan	July 2014
Year Ended September 30, 2010	125,000

August 2009	16,667	$3.00	Plan	Aug 2013
September 2009	8,333	$3.00	Non-plan	Sept 2013
Year ended September 30, 2009	25,000
.
Total common shares underlying consultant options as of December 31, 2012	525,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2012, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 329,167 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date
LPC stock purchase - Feburary 2012 - see note 6 ("New LPC Warrant 2")	50,000	$0.38	February 2017
LPC Purchase Agreement - September 2010 - see note 6 ("New LPC Warrant 1")	250,000	$0.38	September 2015
CCJ Note - December 2009 - see note 4	29,167	$3.00	December 2013
.
Total common shares underlying warrants as of December 31, 2012	329,167

With respect to the September 2010 warrant issued in connection with the LPC Purchase Agreement (“LPC Warrant 1”), both the exercise price and the number of underlying shares were subject to adjustment in accordance with certain anti-dilution provisions. As a result of the effective conversion price of our common shares issued to retire certain debt through December 31, 2011, including a portion of the Equipment Notes (see note 4), the exercise price of LPC Warrant 1 was adjusted from the original exercise price of $2.00 to approximately $1.91, and the number of underlying shares was increased from the original of 540,000 shares to approximately 565,090 shares. In January 2012, we modified the rate for converting Series A-13 Preferred shares to common shares from $2.00 to $1.72 per share and as a result of the March 2012 conversion of 17,500 Series A-13 shares to common using this modified conversion price, the exercise price of LPC Warrant 1 was again adjusted from approximately $1.91 to $1.72 per share and the number of underlying shares was increased from approximately 565,090 to 627,907. Although the anti-dilution provisions of LPC Warrant 1 provided that the exercise price could not be adjusted below $1.72 per share, those provisions did allow that in the event of an equity issuance by us below $1.72 per share, the number of shares underlying LPC Warrant 1 would be increased by 12,000 shares for every $0.01 below $1.72, such additional shares not to exceed 564,000.

Due to the price-based anti-dilution protection provisions of  LPC Warrant 1 (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we have been required to recognize LPC Warrant 1 as a liability at its fair value on each previous reporting date. LPC Warrant 1 was reflected as a non-current liability of $165,160 and $188,211 on our consolidated balance sheets as of December 31 and September 30, 2011, respectively. The $23,051 decrease in the fair value of this liability from September 30, 2011 to December 31, 2011 was reflected as other income in our consolidated statement of operations for the three months ended December 31, 2011.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

Effective October 25, 2012, LPC Warrant 1 was cancelled and replaced with New LPC Warrant 1, which was issued with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions discussed above are not contained within New LPC Warrant 1. Accordingly, we performed a valuation of LPC Warrant 1 as of October 25, 2012 in order to make the appropriate adjustment reflected in our statement of operations. Based on this valuation of $53,894, as compared to the $81,374 carrying value of LPC Warrant 1 on our consolidated balance sheet as of September 30, 2012, the $27,480 decrease in the fair value of this liability from September 30, 2012 to October 25, 2012 was reflected as other income in our consolidated statement of operations for the three months ended December 31, 2012. Since accounting for LPC Warrant 1 or New LPC Warrant 1 under ASC Topic 815 is no longer applicable, we reclassified the remaining $53,894 from non-current liability to additional paid-in capital as of October 25, 2012.

Since LPC Warrant 1 was issued in connection with issuance of common stock plus preferred stock in September 2011, we have concluded that the accounting for New LPC Warrant 1 should follow that accounting. Since no entry was made to reflect the issuance of LPC Warrant 1 for the portion related to common stock (42%), no entry would be made to reflect 42% of the value of New LPC Warrant 1. The remaining 58% of the $53,894 valuation of New LPC Warrant 1 at the time of its October 25, 2012 issuance would be $31,259. This portion of LPC Warrant 1 was accounted for as a Series A-14 preferred dividend. However since 62% of the Series A-14 had been converted to common prior to October 25, 2012 and the remainder was converted to common by December 31, 2012, we have concluded that $31,258 is immaterial for any further entry.

The expiration date of New LPC Warrant 1 is the same September 24, 2015 expiration date as LPC Warrant 1, which will extend to March 24, 2016 if/when the applicable registration statement is not effective for six months – see note 6.

Effective October 25, 2012, LPC Warrant 2 was cancelled and replaced with New LPC Warrant 2, which was issued with 50,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions. The expiration date of New LPC Warrant 2 is the same February 15, 2017 expiration date as LPC Warrant 2. Since LPC Warrant 2 was issued in connection with an issuance of common stock in February 2012, we have concluded that the accounting for New LPC Warrant 2 should follow that accounting. Since no entry was made to reflect the issuance of LPC Warrant 2, no entry will be made to reflect the issuance of New LPC Warrant 2.

The exercise prices of New LPC Warrant 1 and New LPC Warrant 2 were considered to be at market value, based on the closing market price of our common stock of $0.38 per share on October 24, 2012.

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

DECEMBER 31, 2012

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 4 (Partial repayment of the Equipment Notes with shares in January 2013) and 5 (January 2013 agreement to settle withheld executive compensation liability with issuance of shares and cash payment) contain disclosure with respect to transactions occurring after December 31, 2012.

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

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. The principal plus accrued interest is payable in a single balloon payment in July 2013. An origination fee was paid to the lenders by the issuance of an aggregate of 120,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $35,000. This amount will be reflected as a discount and amortized as interest expense over the six month term.

On February 15, 2013 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $372,453, payable in monthly installments of $19,075 over twenty-two months starting March 15, 2013 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments already reflected as an accrued liability on our balance sheet as of December 31, 2012. $213,799 of that accrued liability, representing the portion of the USAC Note principal payable after December 31, 2013, has been classified as non-current on our December 31, 2012 balance sheet. USAC is a not-for-profit corporation designated as the administrator of the USF program that is authorized to act on behalf of the Federal Communications Commission (“FCC”). See notes 1 and 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 9:  SUBSEQUENT EVENTS (Continued)

On January 31, 2013 we issued 130,968 unregistered common shares for financial consulting and advisory services valued at approximately $69,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the quarterly report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 105 full time employees as of February 15, 2013, with operations organized in two main operating groups:

•                     Digital Media Services Group

•                     Audio and Web Conferencing Services Group

Our Digital Media Services Group consists primarily of our Webcasting division, our DMSP (“Digital Media Services Platform”) division and our MarketPlace365 (“MP365”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.

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

Recent Developments

Effective October 22, 2012, our Board of Directors voluntarily decided to move the listing of our common stock from The NASDAQ Capital Market ("NASDAQ") to OTC Markets' OTCQB marketplace ("OTCQB"). The Board of Directors’ voluntary decision to move the Company’s listing from NASDAQ to OTCQB was made following the detailed review of numerous factors including NASDAQ filing fees (versus OTCQB); the significant compliance obligations and restrictions that result from the maintenance of the NASDAQ listing, including the associated out-of-pocket costs (versus OTCQB); the effects of the Company's last reverse stock split; and the Board's determination that the Company would not be able to regain compliance with the NASDAQ minimum bid price rule before the October 15, 2012 deadline. Based on the foregoing factors, the Board of Directors does not believe there is continuing shareholder value in maintaining our listing on NASDAQ at this time. However, the move to the OTCQB does not change our reporting obligations with the Securities and Exchange Commission under applicable federal securities laws. Accordingly, we will continue to file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

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

The total preliminary purchase price for the Intella2 assets and operations has been determined to be approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through December 31, 2012. The remaining portion of the total preliminary purchase price, approximately $646,000, is the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase. These payment obligations are based on eligible revenues (which exclude free conferencing business revenues and non-recurring revenues) for the twelve months ending November 30, 2013 as well as a percentage (between 50 and 70%) of the free conferencing business revenues, net of applicable expenses, from December 1, 2012 through November 30, 2017.

We are expecting positive operating cash flow from the acquired Intella2 operations for the ten months from December 1, 2012 through September 30, 2013, although we also incurred new debt of approximately $875,000 during the three months ended December 31, 2012, mostly associated specifically or generally with this acquisition. In addition to this new financing, we negotiated modifications of certain debts outstanding as of September 30, 2012, which resulted in balance sheet reclassification of approximately $1.1 million of debt (gross, before unamortized discount) from short-term (i.e., current) to long-term (i.e., non-current). These financing transactions resulted in our issuance of 750,000 common shares for financing related fees during the three months ended December 31, 2012, as well as our agreement to issue 225,000 additional common shares as an origination fee upon notice from the noteholder. We also agreed to issue 583,333 common shares during the remainder of fiscal 2013 to repay $175,000 of Equipment Notes and agreed to reimburse any shortfall from the noteholders’ resale of those shares. We also issued an aggregate of 597,500 common shares during the three months ended December 31, 2012 related to the conversion of all remaining outstanding Series A-13 and Series A-14 preferred shares.  See Liquidity and Capital Resources.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2013, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated.

On January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (the “New CCJ Note”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. New CCJ Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. In connection with this financing, we issued 30,000 restricted common shares to CCJ, of which we have agreed to buy back up to 5,000 shares, under certain terms. See Liquidity and Capital Resources.

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. The principal plus accrued interest is payable in a single balloon payment in July 2013. An origination fee was paid to the lenders by the issuance of an aggregate of 120,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $35,000.

On February 15, 2013 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $372,453, payable in monthly installments of $19,075 over twenty-two months starting March 15, 2013 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments already reflected as an accrued liability on our balance sheet as of December 31, 2012.

During January 2013, we agreed to satisfy by the issuance of 1.7 million common shares and the cash payment of $100,000 the accrued liability for compensation and other amounts due to our senior executives recorded on our balance sheet as of December 31, 2012. See Liquidity and Capital Resources.

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

The Infinite and OCC divisions generally charge for audio conferencing and web conferencing services on a per-minute usage rate, although webconferencing services are also available for a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services. The EDNet division primarily generates revenue from customer usage of digital telephone connections controlled by them. EDNet purchases digital phone lines from telephone companies and sells access to the lines, as well as separate per-minute usage charges. Network usage and bridging revenue is recognized based on the timing of the customer’s usage of those services.

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

Results of Operations

Our consolidated net loss for the three months ended December 31, 2012 was approximately $715,000 ($0.05 loss per share) as compared to a loss of approximately $653,000 ($0.06 loss per share) for the corresponding period of the prior fiscal year, an increase in our loss of approximately $63,000 (9.6%). The increased net loss was primarily due to an approximately $239,000, or 171.6%, increase in other (i.e. non-operating) expenses for the three months ended December 31, 2012, which was partially offset by an approximately $133,000, or 3.8%, decrease in operating expenses for the three months ended December 31, 2012, both as compared to the corresponding period of the prior fiscal year. The increase in non-operating expenses was primarily due to an approximately $123,000, or 67.4%, increase in interest expense as compared to the corresponding period of the prior fiscal year. The decrease in operating expenses was primarily due to an approximately $200,000, or 33.0%, decrease in professional fees expense as compared to the corresponding period of the prior fiscal year.

The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three months ended December 31,
	2012	2011
Revenue:

Audio and web conferencing	47.7%	44.6%
Webcasting	32.2	33.2
DMSP and hosting	5.7	10.5
Network usage	12.3	10.6
Other	2.1	1.1
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	13.4%	14.3%
Webcasting	9.1	9.6
DMSP and hosting	0.8	5.3
Network usage	5.9	4.8
Other	0.5	0.3
Total costs of revenue	29.7%	34.3%

Gross margin	70.3%	65.7%

Operating expenses:
Compensation	46.3%	44.2%
Professional fees	9.5	13.4
Other general and administrative	14.7	11.6
Depreciation and amortization	7.7	7.9
Total operating expenses	78.2%	77.1%

Loss from operations	(7.9)%	(11.4)%

Other expense, net:
Interest expense	(7.2)%	(4.1)%
Debt extinguishment loss	(1.6)	-
Gain from adjustment of derivative liability to fair value	0.6	0.5
Other (expense) income	(0.6)	0.5
Total other expense, net	(8.8)%	(3.1)%

Net loss	(16.7)%	(14.5)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent

Total revenue	$ 4,279,717	$ 4,514,117	$ (234,400)	(5.2)%
Total costs of revenue	1,269,259	1,547,088	(277,829)	(18.0)
Gross margin	3,010,458	2,967,029	43,429	1.5%

General and administrative expenses	3,017,719	3,123,846	(106,127)	(3.4)%
Depreciation and amortization	329,225	356,508	(27,283)	(7.7)
Total operating expenses	3,346,944	3,480,354	(133,410)	(3.8)%

Loss from operations	(336,486)	(513,325)	(176,839)	(34.4)%

Other expense, net	(378,882)	(139,513)	239,369	171.6

Net loss	$ (715,368)	$ (652,838)	$ 62,530	9.6%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.3 million for the three months ended December 31, 2012, a decrease of approximately $234,000 (5.2%) from the corresponding period of prior fiscal year, due to decreased revenues of the Digital Media Services Group.

Digital Media Services Group revenues were approximately $1.7 million for the three months ended December 31, 2012, a decrease of approximately $339,000 (16.8%) from the corresponding period of the prior fiscal year, primarily due to a decrease in DMSP and hosting division revenues.

DMSP and hosting division revenues decreased by approximately $231,000 (48.8%) for the three months ended December 31, 2012 as compared to the corresponding period of the prior fiscal year. This decline was primarily related to the July 2012 loss of a single customer that we were providing streaming services to at very little margin, as part of a larger business relationship that is still in place. Therefore, the loss of this customer and the related revenues did not have a material impact on our net operating results.

Revenues of the webcasting division, which is part of the Digital Media Services Group, also decreased by approximately $122,000 (8.1%) for the three months ended December 31, 2012 as compared to the corresponding period of the prior fiscal year. Although the approximately 1,400 webcasts we produced during the three months ended December 31, 2012 represented an increase of approximately 100 webcasts, as compared to the corresponding period of the prior fiscal year, since this increase was almost entirely related to lower priced audio-only events instead of higher priced video events, the average revenue per webcast event of approximately $1,059 for the three months ended December 31, 2012 represented a decrease of approximately $158, or 13.0%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

We believe that our webcasting division revenues will be favorably impacted during the remainder of fiscal 2013 by a comprehensive update to our webcasting platform (V4), which we released in January 2013. The updated webcasting platform includes the following features that were not in the previous version: a “wizard” for creating new webcasting events, comprehensive social media integration, template-driven web pages and features, viewer-controlled webcast player layout, pre-created “themes” for professional-looking web pages with one click and an ad-hoc report generator for custom analytics. We also expect to eventually see increased webcasting sales as a result of a recently introduced MP365 pricing model that includes a fixed monthly fee to us as well as establishes MP365 as a value-added platform to assist the customer in using our webcasting services and more particularly, our webinar services. This new MP365 pricing model enables the show organizer to sell inexpensively or give away the exhibitor booths and instead charge for the webinars as a lead generation tool.

Audio and Web Conferencing Services Group revenues were approximately $2.6 million for the three months ended December 31, 2012, an increase of approximately $104,000 (4.2%) from the corresponding period of the prior fiscal year. This increase was a result of the first month of revenues from the operations of our OCC division, after it acquired Intella2 Inc., a San Diego-based communications company (“Intella2”) on November 30, 2012. Our OCC division is being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The Intella2 acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. We recognized total revenues of approximately $111,000, including free conferencing business revenues, from the single month of those operations included in our results for the three months ended December 31, 2012.

The Infinite division revenues of approximately $1.9 million for the three months ended December 31, 2012 represent a decrease of approximately $80,000 (4.0%) as compared to the corresponding period of the prior fiscal year. This was due to a decrease in average revenue per minute, which was approximately 6.7 cents for the three months ended December 31, 2012, as compared to approximately 7.3 cents for the corresponding period of the prior fiscal year.  This decrease in average revenue per minute was partially offset by a 5.8% increase in the number of minutes billed which was approximately 29.6 million for the three months ended December 31, 2012, as compared to approximately 28.0 million minutes for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues.

As a result of a major storm system affecting the northeastern United States on October 29, 2012, our Infinite division’s primary operating office location in New Jersey was closed due to inaccessibility during the week ended November 2, 2012 and even after the office was re-opened, operating activities based in that office were restricted for several weeks thereafter. Although it is difficult to quantify the financial impact of this event, particularly with respect to lost revenue opportunities, we are now finalizing a business interruption insurance claim for submission, which we expect will be approximately $70,000, although any reimbursement of that amount will be subject to final adjudication by our insurance carrier, based on the terms of our coverage.

Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we are also continuing our efforts to reduce costs accordingly. During the third quarter of fiscal 2012, we renegotiated certain supplier contracts which reduced our Infinite division cost of sales by approximately $55,000 for the three months ended December 31, 2012 and that we expect will reduce our Infinite division cost of sales by another approximately $116,000 for the remainder of fiscal 2013, as compared to the corresponding period of fiscal 2012.

We also believe that Infinite’s ongoing alliance with BT Conferencing to provide a jointly developed conferencing platform to Infinite’s reservationless client base, along with Infinite’s other sales initiatives, will favorably impact Infinite division revenues during the remainder of fiscal 2013.

Consolidated gross margin was approximately $3.0 million for the three months ended December 31, 2012, an increase of approximately $43,000 (1.5%) from the corresponding period of the prior fiscal year. Our consolidated gross margin percentage was 70.3% for the three months ended December 31, 2012, versus 65.7% for the corresponding period of the prior fiscal year. This was due to reductions in Infinite cost of sales as well as the discontinuance of a single low margin DMSP and hosting customer, both as discussed above.

Consistent with our expectations that our consolidated fiscal 2013 revenues will exceed the respective corresponding fiscal 2012 amounts for the year as a whole, we expect consolidated gross margin (in dollars) for fiscal year 2013 to exceed the corresponding fiscal 2012 amount, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $3.3 million for the three months ended December 31, 2012, a decrease of approximately $133,000 (3.8%) from the corresponding period of the prior fiscal year, primarily due to an approximately $200,000, or 33.0%, decrease in professional fees expense as compared to the corresponding period of the prior fiscal year.

The decrease in professional fees is primarily due to an approximately $141,000 decrease in the expense associated with compensation in shares and options for financial consulting and advisory services during the three months ended December 31, 2012, as compared to the corresponding period of the prior fiscal year. In addition, during the second quarter of fiscal 2012, we terminated a consulting contract, which termination reduced our professional fee expenses by approximately $82,000 for the three months ended December 31, 2012 and that we expect will reduce our professional fees expense by another approximately $230,000 for the remainder of fiscal 2013, as compared to the corresponding period of fiscal 2012. These reductions were partially offset by $85,000 of brokers fees associated with the Intella2 acquisition that we recognized as professional fees expense for the three months ended December 31, 2012.

Excluding the impact, if any, arising from any fiscal 2013 goodwill impairment charges as compared to those costs in fiscal 2012, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for fiscal year 2013 to be less than the corresponding fiscal 2012 amounts for the year as a whole, although this cannot be assured.

Other Expense

Other expense of approximately $379,000 for the three months ended December 31, 2012 represented an approximately $239,000 (171.6%) increase as compared to the corresponding period of the prior fiscal year. This increase was in turn due to (i) an approximately $123,000, or 67.4%, increase in interest expense as compared to the corresponding period of the prior fiscal year and (ii) a debt extinguishment loss of $68,600, for which there was no corresponding expense during the three months ended December 31, 2011.

The $123,000 increase in interest expense was primarily attributable to:

(i)              approximately $65,000 which represented a portion of the cost of the funding commitment letter provided us in January 2012 by J&C Resources, which we recognized as interest expense for the three months ended December 31, 2012 and for which there was no corresponding expense during the three months ended December 31, 2011. As part of the consideration for that funding commitment letter we agreed to reimburse CCJ in cash for the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 common shares CCJ received upon their conversion of 17,500 shares of Series A-13. The ultimate shortfall liability was $85,279 and based on that amount plus (i) the increased value of the underlying common stock related to this tranche as well as a second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, the total economic cost of this funding commitment letter was approximately $130,000, and

(ii)            approximately $58,000 for the aggregate of cash and non-cash interest expense for certain financing directly or indirectly related to the Intella2 acqusition and recognized during the three months ended December 31, 2012 and for which there was no corresponding expense during the three months ended December 31, 2011.

The $68,600 debt extinguishment loss arose from a December 2012 modification of the $350,000 Equipment Notes modifying the scheduled principal payment date from July 15, 2013 to payments of $100,000 on November 15, 2013, $150,000 on December 15, 2013 and $100,000 on December 31, 2013. Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Equipment Notes after the December 12, 2012 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the three months ended December 31, 2012. This $68,600 debt extinguishment loss was calculated as the excess of the $399,000 acquisition cost of the new debt ($350,000 face value of the notes plus the $49,000 fair value of the 140,000 common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $330,400. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

Liquidity and Capital Resources

For the three months ended December 31, 2012, we had a net loss of approximately $715,000, although cash used in operating activities for that period was approximately $77,000. Although we had cash of approximately $196,000 at December 31, 2012, our working capital was a deficit of approximately $3.8 million at that date. This working capital deficit includes an approximately $500,000 accrued liability for compensation and other amounts due to our senior executives, which we have agreed to satisfy by the issuance of 1.7 million common shares and which issuance is expected to occur in the near future.

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $779,000 at December 31, 2012. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note is repayable in equal monthly principal and interest installments of $41,409 extending through November 14, 2012 (the “Maturity Date”) and in accordance with a second Allonge to the Note dated December 12, 2012, the remaining principal balance outstanding under the Rockridge Note, as well as the related interest at 12% per annum, will be payable in twenty-two (22) equal monthly installments of $41,322, commencing on December 14, 2012 and ending on September 14, 2014 (the “Maturity Date”). Upon notice from Rockridge at any time and from time to time prior to the Maturity Date, all or part of the outstanding principalamount of the Rockridge Note may be converted into a number of restricted shares of ONSMcommon stock. These conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for ONSM common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which ONSM common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.

The Note and Stock Purchase Agreement, as amended by the December 12, 2012 second Allonge to the Note, provides that Rockridge may receive an origination fee, upon not less than sixty-one (61) days written notice to us, of 591,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”) We have recorded no accrual for this matter on our financial statements through September 30, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.55 per share on February 15, 2013 was used as a basis of calculation, the required payment would be approximately $75,000.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.7 million as of February 15, 2013) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, and the term may be extended by us past the current December 27, 2013 expiration date for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all quarters through December 31, 2012.

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

We are obligated under convertible Equipment Notes with an outstanding principal balance of $350,000. These Equipment Notes are collateralized by specifically designated software and equipment owned by us, as well as a subordinated lien on certain other of our assets to the extent that the designated software and equipment, or other software and equipment added to the collateral at a later date, is not considered sufficient security for the loan. On December 31, 2012 we issued an aggregate of 140,000 restricted common shares to the Noteholders in exchange for a modification of the scheduled principal payment date to payments of $100,000 on November 15, 2013, $150,000 on December 15, 2013 and $100,000 on December 31, 2013 (collectively, the “Maturity Dates”). As part of the December 2012 modification, we also agreed to issue the Noteholders an aggregate of 583,335 restricted common shares (split into two tranches in January and June 2013), which will be credited upon issuance as a reduction of the outstanding Equipment Notes balance, using a price of $0.30 per share and (after both tranches are issued) resulting in a Credited Value of $175,000 and a remaining outstanding Equipment Notes balance of $175,000. 291,668 shares were issued on January 18, 2013. Upon issuance of the remaining 291,667 shares, scheduled for June 30, 2013, the Equipment Notes will no longer be convertible into any additional common shares.

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

We would have been obligated to pay $100,000 on December 31, 2012 under an unsecured subordinated note payable note (the “CCJ Note”) issued to CCJ Trust (“CCJ”), plus the final quarterly interest payment of $2,500. However, we agreed with CCJ to combine that $102,500 obligation with another unpaid obligation of $43,279 related to reimbursement of the shortfall upon the resale of common shares issued upon conversion of Series A-13. The combined obligation of $145,779 was the principal amount of a replacement subordinated note issued to CCJ dated December 31, 2012 and payable in 24 monthly principal and interest installments of $6,862.32 starting January 31, 2013 and which payment amount includes interest at 12% per annum. Prior to the issuance of the December 31, 2012 replacement note, the CCJ Note was convertible by CCJ into our common shares – however, the December 31, 2012 replacement note has no conversion rights.

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

On June 1, 2012 we received $100,000 in exchange for our issuance of an unsecured subordinated promissory note, which bears interest at 12% per annum. The principal is payable in equal monthly installments of $8,333 starting January 1, 2013, with the balance of $58,333 payable on June 1, 2013. Interest for the first six months is payable on December 1, 2012 and is payable thereafter on a monthly basis. The outstanding balance of this note at December 31, 2012 was $100,000. Finders and origination fees were paid by the issuance of an aggregate of 40,000 restricted ONSM common shares.

On October 12, 2012 we received $50,000 for an unsecured subordinated note. The principal is payable in six equal monthly installments of $8,333 starting November 12, 2012, with each installment containing the applicable portion of the total interest of $5,000. The outstanding balance of this note at December 31, 2012 was $33,333. An origination fee was paid to the lender by the issuance of 15,000 restricted ONSM common shares.

On November 15, 2012 we received $100,000 for an unsecured subordinated note. The total interest of $20,000 is payable in applicable monthly installments starting December 15, 2012, and the principal balance is due on May 15, 2013. The outstanding balance of this note at December 31, 2012 was $100,000. An origination fee was paid to the lender by the issuance of 35,000 restricted ONSM common shares.

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

In connection with the above financing, we issued to the holders of the Intella2 Investor Notes an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. The buy-back terms are as follows: If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 90,000 shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 180,000 shares of the originally issued Intella2 Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.40 per share. The above only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable dates. We have recorded no liability for this commitment on our financial statements through December 31, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.55 per share on February 15, 2013 was used as a basis of calculation, the required payment would be approximately $72,000.

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

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 210,000 restricted common shares (the “Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 17,500 shares of the originally issued Common Stock from the investor at $0.80 per share. If the fair market value of the Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.80 per share. The above only applies to the extent the Common Stock is still held by the investor(s) at the applicable dates. We have recorded no liability for this commitment on our financial statements through December 31, 2012, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.55 per share on February 15, 2013 was used as a basis of calculation, the required payment would be approximately $28,000.

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

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. The principal plus accrued interest is payable in a single balloon payment in July 2013. An origination fee was paid to the lenders by the issuance of an aggregate of 120,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $35,000.

On February 15, 2013 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $372,453, payable in monthly installments of $19,075 over twenty-two months starting March 15, 2013 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments already reflected as an accrued liability on our balance sheet as of December 31, 2012. $213,799 of that accrued liability, representing the portion of the USAC Note principal payable after December 31, 2013, has been classified as non-current on our December 31, 2012 balance sheet. USAC is a not-for-profit corporation designated as the administrator of the USF program that is authorized to act on behalf of the Federal Communications Commission (“FCC”).

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

The total preliminary purchase price of the Intella2 assets and operations has been determined to be approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through December 31, 2012. The remaining portion of the total preliminary purchase price, approximately $646,000, is the present value of management’s estimate of total additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

(i)               Additional payment equal to the excess of eligible revenues for the twelve months ending November 30, 2013 over $713,000, provided that such additional payment would be no less than $187,000 and no more than $384,000.

(ii)             Additional payment equal to fifty percent (50%) of the excess of eligible revenues for the twelve months ending November 30, 2013 over $1,098,000, provided that such additional payment would be no more than $300,000.

(iii)           70% of the future free conferencing business revenues, net of applicable expenses, through November 30, 2017, after which we have agreed to pay an amount equal to such payments for the last two months of that period, with no further obligation to Intella2 in that regard. The 70% will be adjusted to 50% if the free conferencing business revenues, net of applicable expenses, are less than $40,000 for two consecutive quarters, and will be adjusted back to 70% if that amount returns to more than $40,000 for two consecutive quarters.

Eligible revenues for purposes of items (i) and (ii) above exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. The additional purchase price payments per items (i) and (ii) above are due in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The additional purchase price payments per item (iii) above are due in quarterly installments commencing February 28, 2013, subject to certain holdbacks and reserves. The unpaid portion of the total preliminary purchase price is reflected on our December 31, 2012 balance sheet as a liability for $646,461, with a current portion of $311,666 and a non-current portion of $334,795.

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of December 31, 2012 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction any remaining unpaid amounts due to certain of those Executives in connection with the acquisition of Acquired Onstream, the Executives and the Company (as authorized by our Board of Directors) have agreed as follows, effective January 22, 2013:

  $100,000 ($20,000 per Executive) of compensation will be paid in cash.
  1,700,000 (340,000 per Executive) fully vested shares (subject to certain trading restrictions) of Onstream common stock (the “Shares”) will be issued as soon as possible. The number of shares was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by the Company in cash, or at the Company’s option, by the issuance of additional fully vested shares of Onstream common stock (the “Additional Shares”), with the Additional Shares subject to reimbursement by the Company to the Executive of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Shares. All shortfall reimbursements shall be payable by the Company within ten (10) business days after presentation by reasonable supporting documentation of the shortfall by the Executive to the Company. The closing price of our common stock on February 15, 2013 was $0.55 per share.

Projected capital expenditures for the twelve months ending December 31, 2013 total approximately $950,000, which includes software and hardware upgrades to the DMSP, the webcasting platform (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the MarketPlace365 platform. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations. During the second quarter of fiscal 2012, we terminated a consulting contract, which termination we expect will reduce our professional fee expense by approximately $230,000 for the remainder of fiscal 2013, as compared to the corresponding period of fiscal 2012. During the third quarter of fiscal 2012, we renegotiated certain supplier contracts which we expect will reduce our cost of sales by approximately $116,000 for the remainder of fiscal 2013, as compared to the corresponding period of fiscal 2012.

During the three months ended June 30, 2012 (our most favorable recent quarter), our revenues were sufficient to fund our operating cash expenditures plus all capital expenditures and debt service expenditures (monthly principal and interest payments on the Rockridge Note and interest payable in cash on the Line and other debts). This was not the case for the three months ended September 30, 2012, primarily due to a seasonal decline in our revenues for that quarter, as compared to revenues for the three months ended June 30, 2012. However our revenues for the three months ended December 31, 2012 exceeded the revenues for the three months ended September 30, 2012 and we expect that this quarter to quarter increase will continue through the three months ending June 30, 2013. However, in the event we are unable to achieve the expected recovery of revenues from the seasonal decrease, we believe that a combination of the already implemented cost savings discussed above, additional identified decreases in our current level of expenditures that we have already planned to implement or could implement and the raising of additional capital in the form of debt and/or equity that we believe we could obtain from identified sources would be sufficient to fund our operations through December 31, 2013. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital, or other activity is considered necessary.

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

During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of $1,408,192. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011. The closing market price of our common stock has been less than $0.75 per share for a large majority of the trading days since that date and the closing market price was $0.55 per share on February 15, 2013. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

The Purchase Agreement has a term of 36 months and expires accordingly on September 17, 2013, but it may be terminated by us at any time at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the terms of the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default set forth therein, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. As a result of the October 22, 2012 transfer of the listing of our common shares from NASDAQ to OTCQB, and the resulting loss of our S-3 eligibility, the applicable registration statement is no longer effective. However, on November 20, 2012 LPC provided us with a letter stating that the lapse of the effectiveness of the applicable registration statement would not be considered an event of default under the Purchase Agreement, although LPC would not be required to purchase shares under the Purchase Agreement until the effectiveness of the applicable registration statement is restored or a replacement registration statement is filed. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

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

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2013, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated.

We have incurred losses since our inception, and have an accumulated deficit of approximately $132.3 million as of December 31, 2012. Our operations have been financed primarily through the issuance of equity and debt. Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell the DMSP, iEncode and MarketPlace365 products and services as well as our other existing products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

To the extent our cash flow from sales is insufficient to completely fund operating expenses, financing costs (including principal repayments) and capital expenditures, as well as any acceleration of our repayments of accounts payable and/or accrued liabilities, we will continue depleting our cash and other financial resources. Other than working capital which may become available to us from further borrowing or sales of equity (including but not limited to proceeds from the Line or Funding Letter, as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Cash used in operating activities was approximately $77,000 for the three months ended December 31, 2012, as compared to approximately $387,000 provided by operations for the corresponding period of the prior fiscal year. The $77,000 used in operating activities reflects our net loss of approximately $715,000, reduced by approximately $732,000 of non-cash expenses included in that loss and increased by approximately $66,000 arising from a net increase in non-cash working capital items during the period and by approximately $27,000 of non-cash income included in that loss. The net increase in non-cash working capital items for the three months ended December 31, 2012 is primarily due to an approximately $95,000 decrease in accounts payable, accrued liabilities and amounts due to directors and officers, an approximately $45,000 decrease in deferred revenue and an approximately $40,000 increase in prepaid expenses, partially offset by an approximately $106,000 decrease in accounts receivables. This increase in non-cash working capital items compares to a net decrease in non-cash working capital items of approximately $277,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the three months ended December 31, 2012 were approximately $329,000 of depreciation and amortization and approximately $139,000 of employee compensation expenses paid with options and other equity. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $986,000 for the three months ended December 31, 2012 as compared to approximately $240,000 for the corresponding period of the prior fiscal year. Current period investing activities related primarily to the Intella2 acquisition. Prior period investing activities related primarily to the acquisition of property and equipment, including capitalized software development costs and these investing activities were included in the current period as well.

Cash provided by financing activities was approximately $899,000 for the three months ended December 31, 2012 as compared to approximately $29,000 used in the corresponding period of the prior fiscal year. Current year period financing activities, as well as those in the comparable prior year period, primarily related to proceeds from notes payable, fully or partially offset by repayments of notes and leases payable and convertible debentures. Most of the cash provided by financing activities for the three months ended December 31, 2012 was associated specifically or generally with the Intella2 acquisition.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $11.4 million at December 31, 2012, representing approximately 65% of our total assets and approximately 121% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2012 includes approximately $2.4 million (net of depreciation) related to the capitalized development costs of the DMSP, MP365 and Webcasting/iEncode platforms, representing approximately 14% of our total assets and approximately 26% of the book value of shareholder equity.

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

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2013 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, including an increase in the closing price of our common shares from $0.48 per share at September 30, 2012 to $0.55 per share as of February 15, 2013, we have concluded that no triggering event has occurred through February 15, 2013.

Contingent Purchase Price:

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The total preliminary purchase price of the Intella2 assets and operations has been determined to be approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through December 31, 2012. The remaining portion of the total preliminary purchase price, approximately $646,000, is the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase. These payment obligations are based on eligible revenues (which exclude free conferencing business revenues and non-recurring revenues) for the twelve months ending November 30, 2013 as well as a percentage (between 50 and 70%) of the free conferencing business revenues, net of applicable expenses, from December 1, 2012 through November 30, 2017. The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of December 31, 2012 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. The principal plus accrued interest is payable in a single balloon payment in July 2013. An origination fee was paid to the lenders by the issuance of an aggregate of 120,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $35,000.

On January 31, 2013 we issued 130,968 unregistered common shares for financial consulting and advisory services valued at approximately $69,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers.

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

Date: February 19, 2013

/s/ Randy S. Selman

President and Chief Executive Officer

/s/ Robert E. Tomlinson

Robert E. Tomlinson

Chief Financial Officer

and Principal Accounting Officer

