Form 10-Q
period 2013-06-30
Onstream Media CORP
filed 2013-08-16
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)

(x)                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 9, 2013 the registrant had issued and outstanding 19,095,744 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE
Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2013 and Consolidated Balance Sheet at September 30, 2012	4

Unaudited Consolidated Statements of Operations for the Nine and Three Months Ended June 30, 2013 and 2012	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 30, 2013	6

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 69

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	70 – 96

Item 4 - Controls and Procedures	97

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	98

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	98

Item 3 – Defaults upon Senior Securities	98

Item 4 – Removed and Reserved	98

Item 5 – Other Information	98

Item 6 - Exhibits	99

Signatures	99

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell the DMSP and/or MP365 and/or our ability to eliminate cash flow deficits by increasing our sales), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2013, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$372,466	$359,795
Accounts receivable, net of allowance for doubtful accounts of $209,489 and $195,737, respectively	2,185,061	2,357,726
Prepaid expenses	240,244	293,294
Inventories and other current assets	136,320	146,159
Total current assets	2,934,091	3,156,974
PROPERTY AND EQUIPMENT, net	3,120,459	2,841,115
INTANGIBLE ASSETS, net	697,592	277,579
GOODWILL, net	10,558,604	10,146,948
OTHER NON-CURRENT ASSETS	136,215	146,215
Total assets	$17,446,961	$16,568,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,728,400	$1,634,110
Accrued liabilities	1,615,842	1,398,668
Amounts due to directors and officers	337,766	669,697
Deferred revenue	160,106	138,856
Notes and leases payable – current portion, net of discount	2,360,843	1,650,985
Convertible debentures – current portion, net of discount	427,299	407,384
Total current liabilities	6,630,256	5,899,700
Accrued liabilities – non-current portion	196,790	-
Notes and leases payable, net of current portion and discount	674,530	189,857
Convertible debentures, net of current portion and discount	641,440	801,844
Detachable warrant, associated with sale of common/preferred shares	-	81,374
Total liabilities	8,143,016	6,972,775
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, zero and 17,500 issued and outstanding, respectively	-	2
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, zero and 160,000 issued and outstanding, respectively	-	16
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 18,800,744 and 12,902,217 issued and outstanding, respectively	1,879	1,289
Common stock committed for issue – 2,541,667 and 366,667 shares, respectively	254	37
Additional paid-in capital	144,300,234	141,199,589
Accumulated deficit	(134,998,422)	(131,604,877)
Total stockholders’ equity	9,303,945	9,596,056
Total liabilities and stockholders’ equity	$17,446,961	$16,568,831
The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Audio and web conferencing	$6,849,678	$6,393,755	$2,369,937	$2,131,118
Webcasting	3,863,667	4,539,336	1,268,936	1,601,266
DMSP and hosting	718,607	1,439,437	242,069	517,883
Network usage	1,529,051	1,472,305	521,086	523,190
Other	184,438	133,343	68,374	34,265
Total revenue	13,145,441	13,978,176	4,470,402	4,807,722

COSTS OF REVENUE:
Audio and web conferencing	1,913,242	1,906,838	660,557	583,094
Webcasting	1,074,188	1,351,731	319,894	482,172
DMSP and hosting	103,071	758,965	34,185	297,231
Network usage	744,031	697,688	220,968	234,117
Other	49,665	41,970	12,878	7,235
Total costs of revenue	3,884,197	4,757,192	1,248,482	1,603,849

GROSS MARGIN	9,261,244	9,220,984	3,221,920	3,203,873

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	6,030,654	5,608,317	2,074,773	1,823,851
Compensation paid with common shares and other equity	1,551,138	437,752	133,569	115,949
Professional fees	1,054,628	1,568,340	260,529	421,817
Other	1,899,478	1,692,581	629,800	610,145
Depreciation and amortization	1,008,193	1,054,721	303,512	340,099
Total operating expenses	11,544,091	10,361,711	3,402,183	3,311,861

Loss from operations	(2,282,847)	(1,140,727)	(180,263)	(107,988)

OTHER EXPENSE, NET:
Interest expense	(975,796)	(565,795)	(340,197)	(180,598)
Debt extinguishment loss	(143,251)	-	-	-
Gain (loss) from adjustment of derivative liability to fair value	27,480	46,818	-	31,867
Other (expense) income, net	(30,418)	42,210	217	12,657
Total other expense, net	(1,121,985)	(476,767)	(339,980)	(136,074)

Net loss	$(3,404,832)	$(1,617,494)	$(520,243)	$(244,062)

Loss per share – basic and diluted:
Net loss per share	$(0.20)	$(0.13)	$(0.03)	$(0.02)
Weighted average shares of common stock outstanding – basic and diluted	17,448,815	12,431,065	20,704,496	12,711,394

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED JUNE 30, 2013

(unaudited)

	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock		Common Stock Committed for Issue		Additional Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, September 30, 2012	17,500	$ 2	160,000	$ 16	12,902,217	$ 1,289	366,667	$ 37	$ 141,199,589	$ (131,604,877)	$ 9,596,056
Issuance of common shares and options for employee services	-	-	-	-	2,250,000	225	1,950,000	195	1,884,655	-	1,885,075
Issuance of common shares for consultant services	-	-	-	-	538,943	54	-	-	178,248	-	178,302
Issuance of common shares for interest and financing fees	-	-	-	-	1,920,000	192	-	-	727,508	-	727,700
Issuance of right to obtain common shares for financing fees	-	-	-	-	-	-	225,000	22	78,728	-	78,750
Reclassification from liability arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred	-	-	-	-	-	-	-	-	53,894	-	53,894
Conversion of debt to common shares	-	-	-	-	583,334	58	-	-	174,942	-	175,000
Conversion of Series A-13 to common shares	(17,500)	(2)	-	-	437,500	44	-	-	(42)	-	-
Conversion of Series A-14 to common shares	-	-	(160,000)	(16)	160,000	16	-	-	-	-	-
Dividends on Series A-13	-	-	-	-	8,750	1	-	-	2,712	11,287	14,000
Net loss	-	-	-	-	-	-	-	-	-	(3,404,832)	(3,404,832)

Balance, June 30, 2013	-	$ -	-	$ -	18,800,744	$ 1,879	2,541,667	$ 254	$ 144,300,234	$ (134,998,422)	$ 9,303,945

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,404,832)	$(1,617,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,008,193	1,054,721
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	190,042	540,149
Compensation expenses paid with common shares and other equity	1,551,138	437,752
Amortization of discount on convertible debentures	95,153	165,714
Amortization of discount on notes payable	216,719	31,150
Debt extinguishment loss	143,251	-
Gain from adjustment of derivative liability to fair value	(27,480)	(46,818)
Bad debt expense and other	111,500	(12,922)
Net cash (used in) provided by operating activities, before changes in current assets and liabilities other than cash	(116,316)	552,252
Changes in current assets and liabilities other than cash:
Decrease in accounts receivable	142,860	45,898
(Increase) in prepaid expenses	(107,876)	(92,649)
Decrease (increase) in inventories and other current assets	9,839	(4,829)
Increase in accounts payable, accrued liabilities and amounts due to directors and officers	433,498	138,788
Increase (decrease) in deferred revenue	21,250	(36,412)
Net cash provided by operating activities	383,255	603,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Intella2 acquisition (see note 2)	(727,945)	-
Acquisition of property and equipment	(657,324)	(668,549)
Net cash (used in) investing activities	(1,385,269)	(668,549)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$2,361,222	$1,361,258
Proceeds from convertible debentures, net of expenses	695,000	-
Proceeds from sale of common shares, net of expenses	-	140,000
Repayment of notes and leases payable	(1,561,300)	(1,047,687)
Repayment of convertible debentures	(480,237)	(316,211)
Net cash provided by financing activities	1,014,685	137,360

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,671	71,859

CASH AND CASH EQUIVALENTS, beginning of period	359,795	290,865

CASH AND CASH EQUIVALENTS, end of period	$372,466	$362,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$663,924	$386,372

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$178,302	$163,134
Issuance of shares and options for employee services	$1,885,075	$278,687
Issuance of common shares for interest and financing fees	$727,700	$135,848
Issuance of right to obtain common shares for financing fees	$78,750	$-
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with financing commitment letter	$107,442	$21,081
Declaration of dividends payable on Series A-13 preferred	$3,500	$17,500
Issuance of common shares for dividends payable on A-13 preferred shares	$2,712	$4,025
Elimination of obligation for previously accrued or declared dividends payable on A-13 preferred shares	$14,788	$9,975
Issuance of common shares upon conversion of debt	$175,000	$-
Issuance of common shares upon conversion of Series A-13 preferred	$175,000	$175,000
Issuance of common shares upon conversion of Series A-14 preferred	$200,000	$-
Reclassification from liability to additional paid-in capital arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred	$53,894	$-
Initial estimated present value of future obligations for cash payments in connection with the Intella2 acquisition (see note 2)	$704,452	$-
Satisfaction of short-term obligations with note payable issuances	$518,231	$-
Issuance of note for equipment purchase	$43,953	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $135.0 million as of June 30, 2013. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

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

 For the year ended September 30, 2012, we had a net loss of approximately $2.6 million, although cash provided by operating activities for that period was approximately $1.1 million. For the nine months ended June 30, 2013, we had a net loss of approximately $3.4 million, although cash provided by operating activities for that period was approximately $383,000. Although we had cash of approximately $372,000 at June 30, 2013, we had a working capital deficit of approximately $3.7 million at that date.

During the second quarter of fiscal 2012, we terminated a consulting contract, which termination we expect will reduce our professional fee expense by approximately $57,000 for the remainder of fiscal 2013, as compared to the corresponding period of fiscal 2012. During the third quarter of fiscal 2013, we renegotiated a supplier contract representing approximately $132,000 in annualized savings, which we expect will reduce our cost of sales by approximately $122,000 for the final quarter of fiscal 2013 and the first three quarters of fiscal 2014, as compared to the corresponding periods of fiscal 2012 and 2013. During the third and fourth quarters of fiscal 2013, we made certain headcount reductions representing approximately $464,000 in annualized savings, which we expect will reduce our compensation and professional fee expenses by approximately $412,000 in aggregate for the final quarter of fiscal 2013 and the first three quarters of fiscal 2014, as compared to the corresponding periods of fiscal 2012 and 2013. During fiscal 2013, we renegotiated various supplier contracts representing approximately $203,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenses by approximately $193,000 for the final quarter of fiscal 2013 and the first three quarters of fiscal 2014, as compared to the corresponding periods of fiscal 2012 and 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”) – see note 2. The acquired Intella2 operations have achieved positive operating cash flow through June 30, 2013, although we also incurred debt and other liabilities during the nine months ended June 30, 2013 that was associated specifically or generally with this acquisition – see notes 2 and 4.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before December 31, 2013, aggregate cash funding of up to $550,000. Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement (see note 6), to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated. From the date of the Funding Letter through August 9, 2013, we have received funding of approximately $1.8 million, of which approximately $1.4 million is considered by us to be refinancing of existing debt. Accordingly, only approximately $419,000 would be considered new funding for general working capital or other business uses and as a result the Funding Letter remains in effect as of August 9, 2013. The $1.8 million of funding excludes advances made under our line of credit arrangement (the “Line”) after the date of the Funding Letter. Furthermore, approximately $426,000 of the $1.4 million considered by us to be refinancing of existing debt is based on the net decrease in the outstanding balance under the Line from the date of the Funding Letter through August 9, 2013 - see note 4.

During the three and twelve month periods ended June 30, 2013, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for those periods. Based on the anticipated impact of the Intella2 acquisition (see note 2) as well as our expectations with respect to new webcasting reseller and other sales agreements recently entered into  by us, we expect our revenues for the next twelve months to exceed our revenues for the comparable prior twelve month period. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through June 30, 2014. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

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

We have determined that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, amounts due to directors and officers and deferred revenue approximate fair value due to the short maturity of the instruments. We have also determined that the carrying amounts of certain notes and other debt approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry – these include the Line and Equipment Notes and Leases. The accrued liability for the contingent portion of the Intella2 purchase price, a portion of which is classified as non-current as of June 30, 2013, was determined based on its fair value as of the November 30, 2012 Intella2 acquisition – see note 2 - and the fair value of that liability will be re-evaluated at the end of each subsequent accounting period and adjusted accordingly.

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

JUNE 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

We have determined that there are no Level 1 inputs for determining the fair value of the Instruments. However, we have determined that the fair value of the Instruments may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under the Line, as discussed in note 4. We have also determined that the fair value of the Instruments may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash, interest rates and other related expenses such as finders and origination fees observed in our ongoing and active negotiations with various financing sources, including the terms of transactions engaged in by us that are not eligible to be Level 2 inputs because of the non-comparable duration of the transaction as compared to the transaction being valued. Level 3 inputs currently used by us in our fair value calculations with respect to the Instruments include finders and origination fees ranging between 10% and 14% per annum and periodic interest rate premiums arising from less favorable collateral and/or payment priority, as compared to the Line, ranging between 6% and 11% per annum.

Based on the use of the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Instruments as of June 30, 2013, March 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012 or September 30, 2011 and therefore no adjustment with respect to fair value was made to our consolidated financial statements as of those dates or for the nine or three months ended June 30, 2013 and 2012.

Goodwill and other intangible assets

In accordance with the Intangibles – Goodwill and Other topic of the ASC, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment. We follow a two-step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment and described above, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations.

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

JUNE 30, 2013

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

JUNE 30, 2013

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of June 30, 2013 and September 30, 2012 was immaterial in relation to our recorded liabilities at those dates.

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

JUNE 30, 2013

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

We have approximately $85.8 million in Federal net operating loss carryforwards as of June 30, 2013, which expire in fiscal years 2018 through 2033.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $85.8 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $32.3 million and $31.6 million as of June 30, 2013 and September 30, 2012, respectively, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the nine and three months ended June 30, 2013 and 2012.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, expenses for stock options issued in payment for consultant and employee services but not exercised by the recipients and expenses related to shares issued or committed to be issued in payment for consultant and employee services, until such shares are issued and eligible for resale by the recipient.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of June 30, 2013 and September 30, 2012 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the nine and three months ended June 30, 2013 and 2012. The tax years ending September 30, 2009 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

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

Net Loss per Share

For the nine months ended June 30, 2013 and 2012, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding, including the impact of 2,541,667 shares of common stock committed to be issued for compensation to certain Executives and for a loan origination fee, but not yet issued, as of June 30, 2013 (366,667 shares as of June 30, 2012) – see notes 4 and 5. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 1,397,667 and 3,313,702 at June 30, 2013 and 2012, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2013 have been excluded from the calculation of weighted average shares outstanding: (i) the $572,879 outstanding balance of the Rockridge Note, which could have potentially converted into up to 238,700 shares of our common stock, (ii) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock, (iii)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC which could potentially convert into up to 400,000 shares of our common stock and (iv) the $395,000 portion of the outstanding balance of the Sigma Note which could potentially convert into up to 395,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share (continued)

In addition, the potential dilutive effects of the following convertible securities outstanding at June 30, 2012 have been excluded from the calculation of weighted average shares outstanding: (i) 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 101,744 shares of ONSM common stock (and which were converted into 437,500 shares based on a reduction in the conversion price agreed to by us in December 2012 – see note 6), (ii) 420,000 shares of Series A-14 Convertible Preferred Stock (“Series A-14”) which were converted into 260,000 shares of ONSM common stock on September 30, 2012 and 160,000 shares of ONSM common stock during the nine months ended June 30, 2013, (iii) the $973,858 outstanding balance of the Rockridge Note, which could have potentially converted into up to 405,774 shares of our common stock, (iv) $350,000 of convertible notes which in aggregate could have potentially converted into up to 583,333 shares of our common stock, excluding interest (of which $175,000 was repaid by the issuance of a cumulative 583,334 shares in January and March 2013 and the balance was repaid in cash – see note 4) and (v) the $100,000 CCJ Note, which could have potentially converted into up to 50,000 shares of our common stock.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $885,000 and $966,000 as of June 30, 2013 and September 30, 2012, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments, including employee stock options, at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine and three months ended June 30, 2013 and 2012 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. There were no Plan options granted during the nine months ended June 30, 2013. For Plan options that were granted and thus valued under the Black-Scholes model during the nine months ended June 30, 2012, the expected volatility rates were approximately 97%, the risk-free interest rates were approximately 0.4% to 1.1% and the expected terms were 3 to 5 years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants (continued)

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the nine months ended June 30, 2013 or June 30, 2012.

In all valuations above, expected dividends were $0 and the expected term was the full term of the related options (or in the case of extended options, the incremental increase in the option term as compared to the remaining term at the time of the extension). See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $539,000 and $522,000 for the nine months ended June 30, 2013 and 2012, respectively and were approximately $199,000 and $167,000 for the three months ended June 30, 2013 and 2012, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

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

JUNE 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United  States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2012. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of June 30, 2013, the results of our operations for the nine and three months ended June 30, 2013 and 2012 and our cash flows for the nine months ended June 30, 2013 and 2012. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2013.

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

In June 2011, the FASB issued ASC Update (“ASU”) 2011-05 (Comprehensive Income (Topic 220): Presentation of Comprehensive Income), which requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In December 2011, the FASB issued guidance that indefinitely deferred one of the new provisions in the June 2011 guidance, which was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). The remainder of the June 2011 guidance was effective for our fiscal year ending September 30, 2013, applied retrospectively, and its adoption had no material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 (Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment) (“Update 2011-08”), which provides guidance setting forth the circumstances under which an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to use such qualitative assessment as a basis of determining whether it would be necessary to perform the two-step goodwill impairment test described in Topic 350. Although the terms of Update 2011-08 did not require implementation before our fiscal year ending September 30, 2012, early adoption was permitted, which we elected in order to first apply this guidance to our fiscal year ended September 30, 2011 and the related annual impairment tests – see note 2. The adoption of this guidance had no material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In July 2012, the FASB issued ASU 2012-02 (Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We adopted this guidance for our fiscal year ended September 30, 2012, which had no material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, in which case the unrecognized tax benefit should be presented in the financial statements as a liability This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$8,600,887	$-	$8,600,887	$8,600,887	$-	$8,600,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Intella2	411,656	-	411,656	-	-	-
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	10,558,604	-	10,558,604	10,146,948	-	10,146,948

Acquisition-related intangible assets (items listed are those remaining on our books as of September 30, 2012):
Infinite Conferencing - customer lists, trademarks and URLs	3,181,197	(3,181,197)	-	3,181,197	(2,922,977)	258,220
Intella2 - customer lists, tradenames, URLs and non-compete	759,848	(62,367)	697,481	-	-	-
Auction Video - patent pending	356,436	(356,325)	111	350,888	(331,529)	19,359
Total intangible assets	4,297,481	(3,599,889)	697,592	3,532,085	(3,254,506)	277,579

Total goodwill and other acquisition-related intangible assets	$14,856,085	$(3,599,889)	$11,256,196	$13,679,033	$(3,254,506)	$10,424,527

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

JUNE 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The total preliminary purchase price of the Intella2 assets and operations was determined to be approximately $1.4 million, of which we have paid approximately $728,000 in cash to Intella2 through June 30, 2013. The remaining portion of the total preliminary purchase price, approximately $689,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

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

Eligible revenues for purposes of items (i) and (ii) above exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. The additional purchase price payments per items (i) and (ii) above are due in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The additional purchase price payments per item (iii) above are also subject to certain holdbacks and reserves and as a result payments commenced June 30, 2013 and are expected to continue on a monthly basis thereafter. The unpaid portion of the total preliminary purchase price is reflected on our June 30, 2013 balance sheet as an accrued liability of $754,870 with a current portion of $558,080 and a non-current portion of $196,790. These amounts represent the remaining unpaid portion of the total preliminary purchase price as determined as of the time of the initial purchase plus accretion of approximately $65,000, which has been reflected as interest expense on our statement of operations for the nine months ended June 30, 2013.

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of June 30, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

Based on our continuing evaluation, we made adjustments to the following items as of March 31, 2013, as compared to the amounts recorded by us as of December 31, 2012: purchase price increase of approximately $58,000, customer list increase of approximately $123,000, goodwill decrease of approximately $52,000 and other intangible assets decrease of approximately $13,000. Since these changes were based on facts that existed as of the acquisition date, they were recorded with no impact to our results of operations. We have determined that as of June 30, 2013, no further adjustments to these amounts are necessary resulting from facts and circumstances arising after the acquisition date.

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

JUNE 30, 2013

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

JUNE 30, 2013

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

Subsequent to this acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to proprietary Onstream technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, were being evaluated separately by the U.S. Patent and Trademark Office (“USPTO”).

With respect to the claims pending in the first of the two applications, the USPTO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. A decision will be made as to our appeal by a three member panel based on these filings, plus oral argument at a hearing which has been requested by us but a time not yet set. The expected timing of this decision is uncertain at this time, but generally would be expected to occur by late 2013. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to this latest non-final rejection is due on or before September 12, 2013, without the payment of extension fees, which deadline may be extended to December 12, 2013, with the payment of extension fees. Regardless of the ultimate outcome of this matter, our management has determined that an adverse decision with respect to this patent application would not have a material adverse effect on our financial position or results of operations.

Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

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

EDNet’s operations are heavily dependent on the use of ISDN phone lines (“ISDN”), which are only available from a limited number of suppliers. The two telecommunication companies which are the primary suppliers of ISDN to EDNet have made recent public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

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

JUNE 30, 2013

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

JUNE 30, 2013

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

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2013 financial statements. During the first three quarters of fiscal 2013, we have reviewed certain factors to determine whether a triggering event has occurred that would require an interim impairment review Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, we have concluded that no triggering event has occurred through August 9, 2013. Although there has been a decrease in the closing price of our common shares from $0.48 per share at September 30, 2012 to $0.31 per share as of August 9, 2013, the closing share price as of May 10, 2013 was $0.49 per share and so this recent decrease to $0.31 per share is not considered to be of sufficient duration to constitute a triggering event as of August 9, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	June 30, 2013			September 30, 2012
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)
Equipment and software	$10,971,314	$(10,338,451)	$632,863	$10,533,026	$(10,133,186)	$399,840	1-5
DMSP	6,000,514	(5,458,336)	542,178	5,882,160	(5,328,649)	553,511	5
Other capitalized internal use software	3,427,844	(1,557,429)	1,870,415	3,078,552	(1,248,519)	1,830,033	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixture and leasehold improvements	609,421	(534,418)	75,003	573,196	(515,465)	57,731	2-7
Totals	$22,377,205	$(19,256,746)	$3,120,459	$21,435,046	$(18,593,931)	$2,841,115

Depreciation and amortization expense for property and equipment was approximately $663,000 and $664,000 for the nine months ended June 30, 2013 and 2012, respectively and approximately $239,000 and $210,000 for the three months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013 we have capitalized as part of the DMSP approximately $1.1 million of employee compensation, payments to contract programmers and related costs development of “Streaming Publisher”, a second version of the DMSP with additional functionality. As of June 30, 2013, approximately $827,000 of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009 and approximately $231,000 for a subsequent release in May 2010. The remainder of the costs not in service relate primarily to a new release of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

As of June 30, 2013 we have capitalized as part of other internal use software approximately $1.5 million of employee compensation and payments to contract programmers for development of the MP365 platform, which enables the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. Approximately $972,000 of these costs have been placed in service, including approximately $297,000 for phase one of MP365 placed in service on August 1, 2010 and approximately $675,000 for phase two of MP365 placed in service on July 1, 2011. The remaining costs, not placed in service, relate primarily to the next phases of MP365 under development. MP365 development costs exclude costs for development of Streaming Publisher, discussed separately above.

As of June 30, 2013 we have capitalized as part of other internal use software approximately $1.4 million of employee compensation and other costs for the development of webcasting applications. Approximately $1,244,000 of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, and approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform. The remaining costs, not placed in service, relate primarily to new features of the webcasting platform under development.

The capitalized software development costs discussed above are summarized as follows:

Period	DMSP	MP365	Webcasting	Totals

Nine months ended June 30, 2013	$ 118,000	$ 111,000	$ 232,000	$ 461,000
Year ended September 30, 2012	131,000	289,000	306,000	726,000
Year ended September 30, 2011	99,000	489,000	150,000	738,000
Year ended September 30, 2010	314,000	435,000	180,000	929,000
Year ended September 30, 2009	274,000	148,000	288,000	710,000
Year ended September 30, 2008	186,000	-	213,000	399,000

Totals through June 30, 2013	$ 1,122,000	$ 1,472,000	$ 1,369,000	$ 3,963,000

All capitalized development costs placed in service are being depreciated over five years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	June 30, 2013	September 30, 2012
Rockridge Note	$ 572,879	$ 878,115
Fuse Note	200,000	-
Intella2 Investor Notes (excluding portion in notes payable at June 30, 2013)	200,000	-
Sigma Note (excluding portion in notes payable at June 30, 2013)	395,000	-
Equipment Notes	-	350,000
CCJ Note (included in notes payable at June 30, 2013)	-	100,000
Total convertible debentures	1,367,879	1,328,115
Less: discount on convertible debentures	(299,140)	(118,887)
Convertible debentures, net of discount	1,068,739	1,209,228
Less: current portion, net of discount	(427,299)	(407,384)
Convertible debentures, net of current portion and discount	$ 641,440	$ 801,844

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

Since we concluded that there was less than a 10% difference between the present value of the cash flows of the Rockridge Note after the December 12, 2012 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were not considered substantially different and therefore accounting for this modification as an extinguishment of debt was not required.

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

The Rockridge Agreement, as amended, provided that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 591,667 restricted shares of our common stock (the “Shares”). This origination fee was 366,667 shares prior to the second Allonge to the Note discussed above. The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 (the “Shortfall Payment”), based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). We have recorded no accrual for this matter on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share on August 9, 2013 was used as a basis of calculation, the required Shortfall Payment would be approximately $75,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement or Amendment Number 1, as applicable, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the additional 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, is being amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The unamortized portion of the discount was $88,940 and $78,771 as of June 30, 2013 and September 30, 2012, respectively. Corresponding increases in common stock committed for issue (at par value) and additional paid-in capital were also recorded for the value of the Shares.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the November 15, 2012 note after its modification (by virtue of its inclusion in the Fuse Note dated March 19, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine and three months ended June 30, 2013. This $31,170 debt extinguishment loss was calculated as the excess of the $126,000 acquisition cost of the new debt ($100,000 face value of the portion of the March 19, 2013 note replacing the November 15, 2012 note plus the $26,000 fair value of the corresponding pro-rata portion of the common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $94,830.

In connection with the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. We have recorded no liability for this commitment on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share on August 9, 2013 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

In connection with the Fuse Note, we also issued 40,000 restricted common shares to an unrelated third party for finder and other fees. The value of the Fuse Common Stock plus the value of the common stock issued for related financing fees was approximately $52,000, which was reflected as an increase in additional paid-in capital, with one half included in the debt extinguishment loss recognized for the nine and three months ended June 30, 2013, as discussed above, and the other half recorded as a discount against the Fuse Note. The discount portion of approximately $26,000 is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 19% per annum. The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $22,276 as of June 30, 2013.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Intella2 Investor Notes

The Intella2 Investor Notes, of which $200,000 was convertible into common stock as of June 30, 2013, are discussed under “Notes and Leases Payable” below.

Sigma Note

The Sigma Note, of which $395,000 was convertible into common stock as of June 30, 2013, is discussed under “Notes and Leases Payable” below.

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

After various modifications, as well as principal repayments via cash and conversions to common shares, the principal balance outstanding under the Equipment Notes was reduced to $350,000 and in July 2011, these remaining Equipment Notes were amended to provide for a September 3, 2011 maturity date and a $0.90 per common share conversion rate (at the Investors’ option). Effective October 1, 2011 these Equipment Notes were further amended to provide for an October 15, 2012 maturity date and a $0.70 per common share conversion rate (at the Investors’ option). In addition, the amendments provided that 50% of the principal would be paid in eleven equal monthly installments commencing November 15, 2011 and 50% of the principal would be payable on the maturity date. These Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”) in October 2011 and that time it was agreed that the first six monthly payments would be deferred and added to the final balloon payment.

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

JUNE 30, 2013

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

In accordance with the December 12, 2012 modification, 291,668 shares were issued to the Noteholders on January 18, 2013. However, the terms of the Sigma Note, which closed on March 21, 2013, required us to immediately repay from those proceeds the remaining balance due on the Equipment Notes. Such repayment was made by us with $175,000 cash and issuance of the remaining 291,666 shares to the Noteholders. As provided for in the December 12, 2012 modification, once the 583,334 shares were issued, the Equipment Notes were no longer convertible into any additional common shares. Furthermore, in connection with our early repayment in March 2013, the Noteholders relinquished all claims to the collateral previously associated with this obligation. However, the terms of the Equipment Notes still provide that on the Maturity Dates (as established in the December 12, 2012 modification), the Recognized Value shall be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the Maturity Dates. If the Recognized Value exceeds the Credited Value, then we shall receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeds the Recognized Value, then we shall be obligated to pay such excess to the Noteholders. We have recorded no accrual for this matter on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share as of August 9, 2013 was used as a basis of calculation, the Noteholders would owe us approximately $2,900.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Equipment Notes after the December 12, 2012 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2013. This $68,600 debt extinguishment loss was calculated as the excess of the $399,000 acquisition cost of the new debt ($350,000 face value of the notes plus the $49,000 fair value of the 140,000 common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $330,400. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

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

From October 1, 2011 to May 12, 2012, the effective interest rate of the Equipment Notes was 12% per annum, excluding the impact of our payment of certain interest amounts in discounted common shares instead of cash. The $49,000 fair value of the 70,000 shares issued as part of the May 2012 modification was recorded as a discount (as well as a corresponding increase in additional paid-in capital) and was partially amortized as interest expense over the remaining term of the Equipment Notes through December 31, 2012, resulting in an effective interest rate of approximately 26% per annum through that date. The unamortized portion of this discount was $30,625 as of September 30, 2012 and was $19,600 as of December 31, 2012, prior to its write-off as part of the debt extinguishment loss recognized for the nine months ended June 30, 2013, as discussed above. The $49,000 fair value of the 140,000 shares issued as part of the December 2012 modification was also included in the debt extinguishment loss (and reflected as an increase in additional paid-in capital). As a result, the effective interest rate of the Equipment Notes after December 31, 2012 was 12% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	June 30, 2013	September 30, 2012
Line of Credit Arrangement	$ 1,676,357	$ 1,526,648
Sigma Note (excluding portion in convertible debentures at June 30, 2013)	543,000	-
USAC Note	311,213	-
Subordinated Notes	316,667	300,000
Intella2 Investor Notes (excluding portion in convertible debentures at June 30, 2013)	250,000	-
Investor Notes	200,000	-
CCJ Note (included in convertible debentures at September 30, 2012)	118,157	-
Equipment Notes and Leases	45,061	65,590
Total notes and leases payable	3,460,455	1,892,238
Less: discount on notes payable	(425,082)	(51,396)
Notes and leases payable, net of discount	3,035,373	1,840,842
Less: current portion, net of discount	(2,360,843)	(1,650,985)
Notes and leases payable, net of current portion and discount	$ 674,530	$ 189,857

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all quarters through June 30, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the Line. The unamortized portion of the debt discount was $23,136 and $23,446 as of June 30, 2013 and September 30, 2012, respectively. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, was incurred for the two-year renewal of the Line effective December 28, 2011, and such fee is payable in two installments -  the first was paid in February 2012 and the second was paid in December 2012.

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

Sigma Note

On March 21, 2013 (the “Sigma Closing”) we closed a transaction with Sigma Opportunity Fund II, LLC (“Sigma”), under which we would receive up to $800,000 pursuant to a senior secured note (“Sigma Note”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. Sigma remitted $600,000 (net of certain fees and expenses discussed below) to us at the Sigma Closing, and the funding of the remaining $200,000 (“Contingent Financing”) was subject to us meeting certain revenue and operating cash flow targets for either the three months ended June 30, 2013 or the six months ended September 30, 2013, as well as making all scheduled principal and interest payments on our indebtedness to Sigma and our other lenders.

On June 14, 2013, we amended the Sigma Note to provide that we would receive immediate additional funding of $345,000, which would be in lieu of the $200,000 Contingent Financing. Furthermore, this $345,000 would be subject to the same terms as the Contingent Financing, in that it would be repayable as a balloon payment due on December 18, 2014 and prior to repayment, along with the previous balloon payment of $50,000 for a total balloon payment of $395,000, would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share.  After the amendment the total gross proceeds received under the Sigma Note was $945,000 and all other terms of the March 21, 2013 Sigma Note remained in effect, as set forth below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Sigma Note (continued)

Interest, computed at 17% per annum on the outstanding principal balance, is payable in monthly installments, which commenced April 30, 2013. The principal balance is payable as follows:

June 30, 2013	$7,000
July 31 – September 30, 2013	$12,000 per month
October 31, 2013 – March 31, 2014	$22,000 per month
April 30 – June 30, 2014	$35,000 per month
July 31 – September 30, 2014	$40,000 per month
October 31 – November 30, 2014	$50,000 per month
December 18, 2014	$50,000
December 18, 2014 – Balloon payment	$395,000

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

The Aggregate Capital Raise excludes (i) advances received by us against accounts receivable from Thermo Credit pursuant to the Line, or any successor agreement entered into on materially the same terms, (ii) up to $330,000 of additional subordinated financing obtained by us on materially the same as certain previously-agreed terms and (iii) the additional amounts received in June 2013 from Sigma.

In connection with the initial March 2013 financing, we issued 300,000 restricted common shares to Sigma and agreed to reimburse up to $30,000 of Sigma’s legal and other expenses related to this financing, $27,500 of which was paid by us at the Sigma Closing. We also issued 60,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $75,000 advisory fee, in connection with an Advisory Services Agreement we entered into with Sigma Capital effective March 18, 2013. $55,000 of the cash fee was paid by us at the Sigma Closing and the remaining $20,000 is being paid over the next four months.  We also paid finders and other fees to unrelated third parties in connection with this transaction, which totaled 60,000 restricted common shares and $12,000 cash.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Sigma Note (continued)

In connection with the June 2013 amendment, we issued 325,000 restricted common shares to Sigma and made payments aggregating $45,000 to Sigma and Sigma Capital, representing an administrative fee plus reimbursement of Sigma’s other cost and expenses related to this financing. We also issued 125,000 restricted common shares to Sigma Capital.

The value of the common stock issued plus the amount of cash paid for related financing fees and expenses, was reflected as a $511,188 discount against the Sigma Note (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 56% per annum (which was 60% per annum for the period prior to the June 2013 amendment). This effective rate would increase in the event an Early Repayment Amount was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against the Sigma Note was $446,260 (including $187,924 related to the portion of this debt classified as a convertible debenture) as of June 30, 2013.

Although we concluded that there was less than a 10% difference between the present value of the cash flows of the Sigma Note after its modification (including the Black-Scholes value of the additional conversion rights granted) versus the present value of the cash flows before the modification, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40, ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the ONSM closing price of $0.30 per share at the time the additional conversion rights were granted under the modification was significantly less than the $1.00 per share conversion price, and the Black-Scholes value of such conversion right was determined by us to be approximately $6,700, which we concluded was immaterial, we determined that it was not reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

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

JUNE 30, 2013

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

Subordinated Notes

Since March 9, 2012, we have received funding from various unrelated lenders, of which $316,667 and $300,000 was outstanding as of June 30, 2013 and September 30, 2012, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. Details of each note making up these totals are as follows:

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

Since we concluded that there was less than a 10% difference between the present value of the cash flows of this note after its modification (by virtue of its inclusion in the Intella2 Investor Note dated November 30, 2012) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms were not considered substantially different and therefore accounting for this modification as an extinguishment of debt was not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

On April 30, 2012 we received $100,000 for an unsecured subordinated note bearing interest at 15% per annum. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $11,800. This amount was reflected as a discount and was amortized as interest expense over the one year term through November 1, 2012. Including this discount, the effective interest rate of this note was approximately 29% per annum. On December 31, 2012 we issued an additional 35,000 common shares to the holder of this note in exchange for a reduction of the interest rate from 15% to 12% per annum, effective November 1, 2012, and a modification of the principal payment schedule to a single payment of $100,000 due on October 31, 2014. Prior to this modification, the principal was payable in equal monthly installments of $8,333 starting November 30, 2012, with the balance of $58,333 payable on April 30, 2013, although none of these payments were made. The balance due under this note is classified as non-current on our September 30, 2012 balance sheet based on the modified terms of payment. Interest for the first six months was paid on October 31, 2012, for the following two three-month periods was paid on January 31 and April 30, 2013. Subsequent interest payments are due every three months thereafter through October 31, 2014. The $12,600 value of the additional shares issued in December 2012 were reflected as a discount against this note (as well as a corresponding increase in additional paid-in capital for the value of the shares on the date of issuance) and that amount, as well as the unamortized portion of the previously recorded discount, are being amortized as interest expense over the remaining term of the note, as modified, resulting in an effective interest rate of approximately 21% per annum.

Since we concluded that there was less than a 10% difference between the present value of the cash flows of this note after the November 1, 2012 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms were not considered substantially different and therefore accounting for this modification as an extinguishment of debt was not required.

On June 1, 2012 we received $100,000 for an unsecured subordinated note bearing interest at 12% per annum. The principal is payable in equal monthly installments of $8,333 starting January 1, 2013 plus a final payment of $58,333 on June 1, 2013. Interest for the first six months was paid on December 1, 2012 and is payable thereafter on a monthly basis. The outstanding balance of this note was $66,667 (representing amounts due but not yet paid) as of June 30, 2013 and $100,000 as of September 30, 2012. Finders and origination fees were paid by the issuance of an aggregate of 40,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $23,600. This amount was reflected as a discount and is being amortized as interest expense over the one year term. Including this discount, the effective interest rate of this note is approximately 39% per annum.

On October 12, 2012 we received $50,000 for an unsecured subordinated note. The principal was payable in six equal monthly installments of $8,333 starting November 12, 2012, with each installment containing the applicable portion of the total interest of $5,000. The note was fully repaid as of June 30, 2013. An origination fee was paid to the lender by the issuance of 15,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $5,700. This amount was reflected as a discount and was amortized as interest expense over the six month term.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum. The principal plus accrued interest was payable in a single balloon payment in July 2013. An origination fee was paid to the lenders by the issuance of an aggregate of 120,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $38,000. This amount was reflected as a discount and amortized as interest expense over the six month term. Including this discount, the effective interest rate of these notes is approximately 71% per annum. In July 2013, accrued interest aggregating $15,000 was paid in cash and the maturity date of these notes was extended to January 2014. A fee was paid to the lenders for such extension by the issuance of an aggregate of another 120,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $35,000.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was $15,164 and $27,950 as of June 30, 2013 and September 30, 2012, respectively.

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

Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to be substantive. Accordingly, we recognized a non-cash debt extinguishment loss in our statement of operations for the nine and three months ended June 30, 2013. This $43,481 debt extinguishment loss was calculated as the excess of the $200,000 acquisition cost of the new debt over the net carrying amount of the extinguished debt immediately before the modification, which was $156,519.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

In connection with the above financing, we issued to the holders of the Intella2 Investor Notes an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. The buy-back terms are as follows: If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 90,000 shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 180,000 shares of the originally issued Intella2 Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.40 per share. The above only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable dates. We have recorded no liability for this commitment on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share as of August 9, 2013 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

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

The unamortized portion of this discount related to the Intella2 Investor Note held by Fuse was $43,481 as of March 31, 2013, prior to its write-off as the debt extinguishment loss recognized for the nine and three months ended June 30, 2013, as discussed above. As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum. After the write-off of a portion of the discount as debt extinguishment loss, the aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $46,199 (none of which related to the portion of this debt classified as a convertible debenture) as of June 30, 2013.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we have agreed to buy back up to 40,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 20,000 shares of the originally issued Investor Common Stock from the investor at $0.80 per share. If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Investor Common Stock, less the amount of any shares already bought back at the one year point, from the investor at $0.80 per share. The above only applies to the extent the Investor Common Stock is still held by the investor(s) at the applicable dates. We have recorded no liability for this commitment on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price on August 9, 2013 of $0.31 per share was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing.

The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was $82,247 as of June 30, 2013.

CCJ Note

As of September 30, 2012 we owed $100,000 under the CCJ Note and as of December 31, 2012 we would have owed $100,000 principal plus the final quarterly interest payment of $2,500. However, we agreed with CCJ to combine that $102,500 obligation with another unpaid obligation of $43,279 related to reimbursement of the shortfall upon the resale of common shares issued upon conversion of Series A-13 – see note 6. The combined obligation of $145,779 was the principal amount of a replacement subordinated note issued to CCJ dated December 31, 2012 and payable in 24 monthly principal and interest installments of $6,862 starting January 31, 2013 and which payment amount includes interest at 12% per annum. The balance due under the CCJ Note was classified between current and non-current on our September 30, 2012 balance sheet based on these modified terms of payment. Prior to the issuance of the December 31, 2012 replacement note, the CCJ Note was convertible by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share. The December 31, 2012 replacement note has no conversion rights.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

CCJ Note (continued)

In consideration of a December 29, 2009 predecessor transaction to the CCJ Note, CCJ exchanged 35,000 shares of Series A-12 held at that date for 35,000 shares of Series A-13 plus four-year warrants for purchase of 29,167 ONSM common shares at $3.00 per share - see note 6. As a result, the effective interest rate of the CCJ Note was approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares, which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. In conjunction with and in consideration of a January 2011 predecessor transaction to the CCJ Note, certain terms of the 35,000 shares of Series A-13 held by CCJ at that date were modified - see note 6. As a result, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, reflecting the $46,084 value of the increased number of common shares underlying the Series A-13 shares as a result of the modified terms, which we recorded as a debt discount,  the increase in the periodic cash interest rate from 8% to 10% per annum and 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms. As of January 1, 2013, the effective interest rate of the CCJ Note was 12% per annum. The unamortized portion of the debt discount was zero and $9,491 as of June 30, 2013 and September 30, 2012, respectively.

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above are as follows:

Year Ending June 30:
2014	$ 3,037,332
2015	1,791,002
2016 and thereafter	-
Total minimum debt payments	$ 4,828,334

The Line is included above as a $1,676,357 payment during the year ending June 30, 2014, based on its balance sheet classification and the fact that it expires in December 2013, although we have renewed the Line on a regular basis since its 2009 inception and expect to renew it or a similar financing arrangement on or before the December 2013 expiration. The amounts shown above are before deducting unamortized discount and do not include interest.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

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

2.

Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary. A second reinstatement to the Executives representing approximately 4.5% of the contractual base salary was approved for January 2013, although as of August 9, 2013, and in recognition of our cash requirements, the second reinstatement has not been implemented. Once the second reinstatement is implemented, the base salary payments to the Executives would still be 10% less than the contractual base salaries, equal to the initial reduction level that was established in October 2009.

3.

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction of any remaining unpaid amounts due to certain of those Executives in connection with the acquisition of Acquired Onstream (see note 2), we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013, (i) to pay $100,000 ($20,000 per Executive) of the withheld compensation in cash and (ii) to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

As of August 9, 2013, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance has been reflected in our financial statements as of and for the periods ended June 30, 2013. The number of Executive Shares was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense.

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

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. We have recorded no liability for this commitment on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share on August 9, 2013 was used as a basis of calculation, no additional payment, or share issuance, would be required with respect to the Executive Shares.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

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

The 2,250,000 Executive Incentive Shares that were earned as of the date the Executive Incentive Plan was established were issued in May 2013 and have been recorded on our financial statements based on their fair value at the time of the February 20, 2013 agreement, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected as non-cash compensation expense.

Accomplishment of the objectives for fiscal 2013 through fiscal 2015 would result in 125,000 Executive Incentive Shares issued to each Executive for each of those three years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year. With respect to fiscal 2013, the Executives have earned an aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters (the first and third fiscal quarters). Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $77,500 during the nine and three months ended June 30, 2013, based on their fair value of $0.31 per share as of August 9, 2013, the date it was conclusively determined that the objective had been met and the shares had been earned. As of June 30, 2013 the potential issuance of the shares related to the other 2013 objectives has not been reflected on our financial statements, since based on the fiscal year 2013 financial results to date the issuance of these shares is not considered probable.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

The Executive Incentive Shares are being issued in accordance with the terms of the 2007 Equity Incentive Plan (the “Plan”) which our Board of Directors and a majority of our shareholders adopted on September 18, 2007 and they amended on March 25, 2010 and on June 13, 2011, and to the extent these and other issuances under the Plan do not exceed the number of authorized Plan shares – see note 8. The Executive Incentive Shares are subject to a complete restriction on the Executive’s ability to access or transact in any way such shares until the restriction is lifted. Upon a change of control, termination of the Executive’s employment or the imminently proposed and/or anticipated sale of the Company at a price of $1.00 per common share or more, all restrictions on the Executive Incentive Shares and any other common shares held by the Executives will be lifted. In the case of a sale, all restrictions will be lifted in time for those previously restricted shares to participate in all voting with respect to the proposed sale and will be eligible, at the Executive’s option, for inclusion as part of the shares sold in that transaction. Due to the restrictions on the Executive Incentive Shares, we have determined that the issuance thereof will not result in taxable compensation income to the Executives (or tax deductible compensation expense to the Company) until such restrictions have been lifted.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments

As of June 30, 2013, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $55,000. The leases have expiration dates ranging from 2013 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. We also became obligated on a short-term lease for a San Diego, California office facility in connection with the November 2012 Intella2 acquisition discussed in note 2 – this lease is considered immaterial for further disclosures.

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

The five-year operating lease for our Infinite Conferencing location in New Jersey expires October 31, 2018. The monthly base rental is approximately $15,700, which will increase to approximately $17,700 once the landlord completes certain improvements to the property, which is expected to be on or about October 31, 2013. The lease provides for one five-year renewal option, with a rent increase of up to 10% but not to exceed fair market value at the time of renewal. The lease is also cancellable by us in the event of the sale of Infinite Conferencing or Onstream Media Corporation any time after November 1, 2016, and six months after cancellation notice is given by us to landlord after such sale.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending June 30:
2014	$ 646,093
2015	566,214
2016	378,806
2017	295,801
2018	212,616
2019	70,872
Total minimum lease payments	$ 2,170,402

The capital leases included in Notes Payable (see note 4) were determined to be immaterial for inclusion in the above table.

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; New Jersey, Colorado, Texas, Iowa, Minnesota and California. An aggregate approximately $6,000 per month related to these facilities is classified by us as rental expense with an approximately $24,000 per month remaining balance of our payments to these facilities classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $656,000 and $581,000 for the nine months ended June 30, 2013 and 2012, respectively and approximately $199,000 and $208,000 for the three months ended June 30, 2013 and 2012, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $700,000, such agreements expiring at various times through August 2017.

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

JUNE 30, 2013

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

The closing ONSM share price was $0.31 per share on August 9, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 6:  CAPITAL STOCK

Common Stock

During the nine months ended June 30, 2013 we issued 538,943 unregistered common shares for financial consulting and advisory services valued at approximately $178,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers, except for 82,000 of these shares, valued at approximately $27,000 and issued to J&C Resources, Inc. (“J&C”). Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $190,000 and $540,000 for the nine months ended June 30, 2013 and 2012, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $44,000 in deferred equity compensation expense at June 30, 2013, to be amortized over the remaining periods of service of up to eight months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the nine months ended June 30, 2013, we issued 1,920,000 common shares for interest and financing fees, which were valued at approximately $728,000 and are being recognized as interest expense over various financing periods of up to twenty-four months. See summary below and note 4 for details.

	Number of Shares	Approximate Value

Sigma Note – origination and finders fees	870,000	$ 344,000
Fuse Note – origination and finders fees	120,000	52,000
Equipment Notes - renegotiation and extension	140,000	49,000
Subordinated Notes - renegotiation and extension	35,000	13,000
Subordinated Notes – origination fees	170,000	58,000
Intella2 Investor Notes – origination and finders fees	280,000	101,000
Investor Notes – origination and finders fees	275,000	100,000
Other short-term financing fees	30,000	11,000
	1,920,000	$ 728,000

During the nine months ended June 30, 2013 we issued 583,334 common shares valued at $175,000 as partial payment of the Equipment Notes – see note 4.

During the nine months ended June 30, 2013 we issued 8,750 unregistered common shares for Series A-13 dividends for calendar 2012, as discussed in more detail below. During December 2012 we issued 437,500 common shares as a result of the conversion of Series A-13, as discussed in more detail below. During November and December 2012 we issued an aggregate of 160,000 common shares as a result of the conversion of Series A-14, as discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

In May 2013 we issued the Executives an aggregate of 2,250,000 fully restricted ONSM common shares (the “Executive Incentive Shares”), in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled. As of August 9, 2013 it was conclusively determined that the Executives were entitled to an aggregate of 250,000 Executive Incentive Shares related to achievement of one of the financial objectives related to fiscal 2013. Since this objective was met based on financial results through June 30, 2013, the issuance was reflected in our financial statements as of and for the periods ended June 30, 2013. The shares are expected to be issued on or before September 30, 2013. See note 5.

We (as authorized by our Board of Directors) agreed, effective January 22, 2013, to issue the Executives an aggregate of 1,700,000 fully vested ONSM common shares (the “Executive Shares”), in connection with the satisfaction of unpaid salary due to the Executives under their employment agreements as well as other liabilities to certain of the Executives. As of August 9, 2013, the Executive Shares have not been issued, due to certain administrative and documentation requirements. However, since these shares were committed to be issued by the January 22, 2013 actions of the Board, the issuance was reflected in our financial statements as of and for the periods ended June 30, 2013. See note 5.

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

During the year ended September 30, 2011, we sold LPC an additional 1,530,000 shares of our common stock under that Purchase Agreement for net proceeds of approximately $1.4 million. LPC remains committed to purchase, at our sole discretion, up to an additional 1.8 million (which quantity is after giving effect to the terms of an April 28, 2011 amendment to the Purchase Agreement) shares of our common stock in installments over the remaining term of the Purchase Agreement, generally at prevailing market prices, but subject to the specific restrictions and conditions in the Purchase Agreement. There is no upper limit to the price LPC may pay to purchase these additional shares. The purchase of our shares by LPC will occur on dates determined solely by us and the purchase price of the shares will be fixed on the purchase date and will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive business days prior to the date of a purchase by LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock from us at a price below $0.75 per share. Our most recent sale of shares to LPC under the Purchase Agreement was on August 30, 2011. The closing ONSM share price has been less than $0.75 per share for most of the trading days since that date and the closing market price was $0.31 per share on August 9, 2013. Accordingly, we are not currently able to sell additional common shares to LPC under that Purchase Agreement.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

The Purchase Agreement expires on September 17, 2013, but it may be terminated by us at any time at our discretion without any cost to us and may be terminated by us at any time in the event LPC does not purchase shares as directed by us in accordance with the Purchase Agreement. LPC may terminate the Purchase Agreement upon certain events of default, including but not limited to the occurrence of a material adverse effect, delisting of our common stock and the lack of immediate relisting on one of the specified alternate markets and the lapse of the effectiveness of the applicable registration statement for more than the specified number of days. As a result of the October 22, 2012 transfer of our common share listing from NASDAQ to OTCQB, discussed in note 1, and the resulting loss of our S-3 eligibility, the applicable registration statement is no longer effective. However, in November 2012 LPC provided us with a letter stating that the lapse of the effectiveness of the applicable registration statement was not considered an event of default under the Purchase Agreement, although LPC would not be required to purchase shares under the Purchase Agreement until the effectiveness of the applicable registration statement is restored or a replacement registration statement is filed. The Purchase Agreement restricts our use of variable priced financings for the greater of one year or the term of the Purchase Agreement and, in the event of future financings by us, allows LPC the right to participate under conditions specified in the Purchase Agreement.

Preferred Stock

The following issuances were outstanding on September 30, 2012 but not on June 30, 2013.

Series A-13 Convertible Preferred Stock

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 (the “A-13 Designation”) with the Florida Secretary of State, with a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $3.00 per common share (based on the assigned value). After a March 2, 2011 modification, the conversion rate was reduced to $2.00. After a January 20, 2012 modification, the conversion rate was reduced to $1.72. After a December 21, 2012 modification, the conversion rate was reduced to $0.40.

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

JUNE 30, 2013

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock (continued)

As provided in the A-13 Designation, any shares of Series A-13 still outstanding as of December 31, 2012 would automatically convert into our common shares. In December 2012, as part of a transaction under which J&C Resources issued us a Funding Letter (see note 1), we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 as a prepaid expense, which we are amortizing to interest expense as a cost of the Funding Letter over its one-year term ending December 31, 2013. Based on the closing ONSM price of $0.31 per share on August 9, 2013, the gross proceeds would be approximately $136,000 and therefore no adjustment to the estimated shortfall liability is necessary at this time. Based on the estimated shortfall calculated based on the closing ONSM share price on the date of the agreement with J&C Resources, plus the increased value of the underlying common stock related to this tranche of Series A-13 shares owned by CCJ, the total economic cost of this Funding Letter was approximately $151,000.

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

JUNE 30, 2013

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

Series A-14 had a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share. Although per the Series A-14 Designation any Series A-14 shares still outstanding on September 24, 2012 would automatically convert to common shares, the Series A-14 Designation also provided that the number of shares of ONSM common stock that could be issued upon the conversion of Series A-14 was limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder would not exceed 4.999% of our issued and outstanding common stock. Due to this restriction, LPC was only able to convert 260,000 shares of Series A-14 to 260,000 common shares as of September 30, 2012. LPC converted the remaining 160,000 shares of Series A-14 to 160,000 common shares during the nine months ended June 30, 2013.

The fair value of the warrant issued in connection with the Purchase Agreement (“LPC Warrant 1”) was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and was amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was zero at June 30, 2013 and September 30, 2012, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services. The primary operating activities of the Infinite division of the Audio and Web Conferencing Services Group are in the New York City area and the primary operating activities of the OCC division of the Audio and Web Conferencing Services Group are in San Diego, California. The primary operating activities of the Webcasting and MP365 divisions of the Digital Media Services Group, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the Smart Encoding division of the Digital Media Services Group and the EDNet division of the Audio and Web Conferencing Services Group are in San Francisco, California. The primary operating activities of the DMSP and UGC divisions of the Digital Media Services Group are in Colorado Springs, Colorado. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the nine and three months ended June 30, 2013 and 2012, respectively, and total assets by segment as of June 30, 2013 and September 30, 2012.

	For the nine months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
Segment revenue:
Audio and Web Conferencing Services Group	$ 8,459,353	$ 7,906,654	$ 2,907,450	$ 2,660,457
Digital Media Services Group	4,686,088	6,071,522	1,562,952	2,147,265
Total consolidated revenue	$ 13,145,441	$ 13,978,176	$ 4,470,402	$ 4,807,722

Segment operating income:
Audio and Web Conferencing Services Group	$ 2,564,301	$ 2,410,648	$ 868,118	$ 838,799
Digital Media Services Group	969,988	1,402,037	371,801	540,283
Total segment operating income	3,534,289	3,812,685	1,239,919	1,379,082
Depreciation and amortization	(1,008,193)	(1,054,721)	(303,512)	(340,099)
Corporate and unallocated shared expenses	(4,808,943)	(3,898,691)	(1,116,670)	(1,146,971)
Other expense, net	(1,121,985)	(476,767)	(339,980)	(136,074)
Net loss	$ (3,404,832)	$ (1,617,494)	$ (520,243)	$ (244,062)

	June 30, 2013	September 30, 2012
Assets:
Audio and Web Conferencing Services Group	$ 13,034,250	$ 12,018,033
Digital Media Services Group	3,765,298	3,931,714
Corporate and unallocated	647,413	619,084
Total assets	$ 17,446,961	$ 16,568,831

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of June 30, 2013, we had issued options and warrants still outstanding to purchase up to 1,397,667 ONSM common shares, including 543,500 shares under Plan Options to employees, consultants and directors; 525,000 shares under Plan and Non-Plan Options to financial and other consultants; and 329,167 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,377,763 common shares under the Plan (including the 2,750,000 Executive Incentive Shares issued and the 250,000 Executive Incentive Shares committed for issue, both as discussed in note 5) through June 30, 2013, 543,500 outstanding employee, consultant and director Plan Options as of June 30, 2013 and 91,667 outstanding consultant Plan Options as of June 30, 2013, there are 487,070 shares available for additional issuances under the Plan.

Detail of employee, consultant, and director Plan Option activity under the Plan for the nine months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,887,332	$ 4.41
Granted during the period	-	$ -
Expired or forfeited during the period	(1,343,832)	$ 5.45
Balance, end of the period	543,500	$ 1.84

Exercisable at end of the period	518,500	$ 1.88

Non-cash compensation expense was approximately $1,551,000 and $438,000 for the nine months ended June 30, 2013 and 2012, respectively. These amounts included approximately $84,000 and $237,000, respectively, related to Plan Options granted to employees and vesting during those periods. The balance of non-cash compensation expense is related to our issuance of common shares or other equity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 543,500 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.6 years and are further described below.

Grant date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date

May 2008	Consultant	16,667	16,667	$6.00	Jan 2015
May 2009	Consultant	33,333	33,333	$3.00	Jan 2015
Aug 2009	Employee (non-Executive)	10,014	10,014	$9.42	Aug 2014
Dec 2009	Employee (non-Executive)	14,986	14,986	$9.42	Dec 2014
Jan 2011	Directors	50,000	50,000	$1.23	Jan 2015
Jan 2011	Employees (non-Executive)	343,500	343,500	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	Director	25,000	25,000	$1.00	Jun 2015
July 2012	Employee (non-Executive)	25,000	-	$1.00	July 2016

	Total common shares underlying Plan Options as of June 30, 2013	543,500	518,500

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2013, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 525,000 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Type	Expiration Date

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$0.65	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

October 2009	75,000	$3.00	Non-Plan	Oct 2013
July 2010	50,000	$6.00	Non-Plan	July 2014
Year ended September 30, 2010	125,000

August 2009	16,667	$3.00	Plan	Aug 2013
September 2009	8,333	$3.00	Non-Plan	Sept 2013
Year ended September 30, 2009	25,000

Total common shares underlying consultant options as of June 30, 2013	525,000

As of June 30, 2013, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 329,167 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date

LPC stock purchase – February 2012 (“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010 – see note 6 (“New LPC Warrant 1”)	250,000	$0.38	March 2016
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Total common shares underlying warrants as of June 30, 2013	329,167

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

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

Due to the price-based anti-dilution protection provisions of  LPC Warrant 1 (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we have been required to recognize LPC Warrant 1 as a liability at its fair value on each previous reporting date. LPC Warrant 1 was reflected as a non-current liability of $141,393, $173,260 and $188,211 on our consolidated balance sheets as of June 30, 2012, March 31, 2012 and September 30, 2011, respectively. The $46,818 decrease in the fair value of this liability from September 30, 2011 to June 30, 2012 was reflected as other income in our consolidated statement of operations for the nine months ended June 30, 2012. The $31,867 decrease in the fair value of this liability from March 31, 2012 to June 30, 2012 was reflected as other income in our consolidated statement of operations for the three months ended June 30, 2012.

Effective October 25, 2012, LPC Warrant 1 was cancelled and replaced with New LPC Warrant 1, which was issued with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions discussed above are not contained within New LPC Warrant 1. Accordingly, we performed a valuation of LPC Warrant 1 as of October 25, 2012 in order to make the appropriate adjustment reflected in our statement of operations. Based on this valuation of $53,894, as compared to the $81,374 carrying value of LPC Warrant 1 on our consolidated balance sheet as of September 30, 2012, the $27,480 decrease in the fair value of this liability from September 30, 2012 to October 25, 2012 was reflected as other income in our consolidated statement of operations for the nine and three months ended June 30, 2013. Since accounting for LPC Warrant 1 or New LPC Warrant 1 under ASC Topic 815 is no longer applicable, we reclassified the remaining $53,894 from non-current liability to additional paid-in capital as of October 25, 2012.

Since LPC Warrant 1 was issued in connection with issuance of common stock plus preferred stock in September 2011, we have concluded that the accounting for New LPC Warrant 1 should follow that accounting. Since no entry was made to reflect the issuance of LPC Warrant 1 for the portion related to common stock (42%), no entry would be made to reflect 42% of the value of New LPC Warrant 1. The remaining 58% of the $53,894 valuation of New LPC Warrant 1 at the time of its October 25, 2012 issuance was $31,259, which was accounted for as a Series A-14 preferred dividend. However since 62% of the Series A-14 had been converted to common prior to October 25, 2012 and the remainder was converted to common by December 31, 2012, we concluded that $31,258 was immaterial for any further entry.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The initial expiration date of New LPC Warrant 1 was the same September 24, 2015 expiration date as LPC Warrant 1, which, consistent with the terms of LPC Warrant 1, was extended to March 24, 2016 effective April 22, 2013, the date as of which the applicable registration statement had not been effective for a six month period– see note 6.

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share (“LPC Warrant 2”). This transaction was unrelated to the Purchase Agreement. Effective October 25, 2012, LPC Warrant 2 was cancelled and replaced with New LPC Warrant 2, which was issued with 50,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions. The expiration date of New LPC Warrant 2 is the same February 15, 2017 expiration date as LPC Warrant 2. Since LPC Warrant 2 was issued in connection with an issuance of common stock in February 2012, we concluded that the accounting for New LPC Warrant 2 should follow that accounting. Since no entry was made to reflect the issuance of LPC Warrant 2, no entry was made to reflect the issuance of New LPC Warrant 2.

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

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (impact of certain cost reductions for periods after June 30, 2013), 2 (impact of change in ONSM common share price through August 9, 2013; status of patent application after June 30, 2013), 4 (July 2013 extension of certain Subordinated Notes aggregating $150,000 and the related issuance of common shares; impact of change in ONSM common share price through August 9, 2013), 5 (July 2013 lease extension in New Jersey; status of  lease renewal negotiations in Florida after June 30, 2013) and 6 (status of Executive Shares through August 9, 2013; approval of additional Executive Incentive Shares as of August 9, 2013; impact of change in ONSM common share price through August 9, 2013) contain disclosure with respect to transactions occurring after June 30, 2013.

During July 2013 we issued 175,000 unregistered common shares for professional IR and PR/marketing services valued at approximately $54,000, which will be recognized as professional fees expense over service periods of up to twelve months.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the quarterly report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 101 full time employees as of August 9, 2013, with operations organized in two main operating groups:

•                     Audio and Web Conferencing Services Group

•                     Digital Media Services Group

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

The total preliminary purchase price for the Intella2 assets and operations has been determined to be approximately $1.4 million, of which we have paid approximately $728,000 in cash to Intella2 through June 30, 2013. The remaining portion of the total preliminary purchase price, approximately $689,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase. These payment obligations are based on eligible revenues (which exclude free conferencing business revenues and non-recurring revenues) for the twelve months ending November 30, 2013 as well as a percentage (between 50 and 70%) of the free conferencing business revenues, net of applicable expenses, from December 1, 2012 through November 30, 2017.

The acquired Intella2 operations have achieved positive operating cash flow through June 30, 2013, which we expect to continue for the foreseeable future, although we also incurred new term debt of approximately $1.3 million (net of term debt repayments and excluding advances under the Line and the USAC Note) during the nine months ended June 30, 2013, of which approximately $800,000 was associated specifically or generally with this acquisition. In addition to this new financing, during the nine months ended June 30, 2013, we negotiated modifications of certain debts outstanding as of September 30, 2012, which resulted in balance sheet reclassifications from short-term (i.e., current) to long-term (i.e., non-current). These new financing transactions plus renegotiation of terms of already existing financing resulted in our issuance of 1,920,000 common shares for financing related fees during the nine months ended June 30, 2013, as well as our agreement to issue 225,000 additional common shares as an origination fee upon notice from the noteholder. In addition to cash repayments of term debts, during the nine months ended June 30, 2013 we also repaid $175,000 of Equipment Notes by the issuance of 583,334 common shares, also agreeing to reimburse any shortfall arising from the noteholders’ resale of those shares. We also issued an aggregate of 597,500 common shares during the nine months ended June 30, 2013 related to the conversion of all remaining outstanding Series A-13 and Series A-14 preferred shares.  See Liquidity and Capital Resources.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before December 31, 2013, aggregate cash funding of up to $550,000. Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated. We have determined that the funding received by us from the date of the Funding Letter through August 9, 2013 is less that these thresholds and accordingly, the Funding Letter remains in effect as of August 9, 2013.

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

 During January 2013, we agreed to issue 1.7 million fully vested common shares plus a cash payment of $100,000 in the connection with the satisfaction of unpaid salary due to our five senior executives (the “Executives” as well as other liabilities to certain of the Executives. During February 2013, we agreed to issue (and in May 2013 we did issue) the Executives an aggregate of 2,250,000 fully restricted ONSM common shares in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled. During August 2013, we agreed to issue the Executives an aggregate of 250,000 fully restricted ONSM common shares in connection with meeting one of the financial objectives related to fiscal 2013. See Liquidity and Capital Resources.

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

Results of Operations

Our consolidated net loss for the nine months ended June 30, 2013 was approximately $3.4 million ($0.20 loss per share) as compared to a net loss of approximately $1.6 million ($0.13 loss per share) for the corresponding period of the prior fiscal year, an increase in our net loss of approximately $1.8 million (110.5%). The increased net loss was primarily due to an approximately $1.1 million, or 254.3%, increase in compensation paid with common shares and other equity, as compared to the corresponding period of the prior fiscal year. During May 2013 we issued the Executives an aggregate of 2,250,000 fully restricted ONSM common shares in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled. These shares were recorded on our financial statements based on their fair value at the time of the February 2013 agreement to issue those shares, less the Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. This net amount of approximately $1,137,000 was reflected in our financial statements as non-cash compensation expense for the nine months ended June 30, 2013. As of August 9, 2013 it was conclusively determined that the Executives were entitled to an additional aggregate issuance of 250,000 fully restricted ONSM common shares related to achievement of one of the financial objectives related to fiscal 2013. Since this objective was met based on financial results through June 30, 2013, these shares were also reflected in our financial statements as non-cash compensation expense of $77,500 for the nine months ended June 30, 2013, based on their fair value of $0.31 per share as of the date it was conclusively determined that the objective had been met and the shares had been earned.  Although we expect to continue compensating the Executives, as well as our employees, directors and consultants, with equity from time to time, we do not expect future issuances to result in this level of expense in a single year.

Our consolidated net loss for the three months ended June 30, 2013 was approximately $520,000 ($0.03 loss per share) as compared to a net loss of approximately $244,000 ($0.02 loss per share) for the corresponding period of the prior fiscal year, an increase in our net loss of approximately $276,000 (113.2%). The increased net loss was primarily due to an approximately $160,000, or 88.4%, increase in interest expense, as compared to the corresponding period of the prior fiscal year.

Nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Nine months ended June 30,
	2013	2012
Revenue:

Audio and web conferencing	52.1%	45.7%
Webcasting	29.4	32.5
DMSP and hosting	5.5	10.3
Network usage	11.6	10.5
Other	1.4	1.0
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	14.5%	13.6%
Webcasting	8.2	9.7
DMSP and hosting	0.8	5.4
Network usage	5.7	5.0
Other	0.3	0.3
Total costs of revenue	29.5%	34.0%

Gross margin	70.5%	66.0%

Operating expenses:
Compensation (excluding equity)	45.9%	40.2%
Compensation (paid with equity)	11.8	3.1
Professional fees	8.0	11.2
Other general and administrative	14.5	12.1
Depreciation and amortization	7.7	7.6
Total operating expenses	87.9%	74.2%

Loss from operations	(17.4)%	(8.2)%

Other expense, net:
Interest expense	(7.4)%	(4.0)%
Debt extinguishment loss	(1.1)	-
Gain from adjustment of derivative liability to fair value	0.2	0.3
Other (expense) income	(0.2)	0.3
Total other expense, net	(8.5)%	(3.4)%

Net loss	(25.9)%	(11.6)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the nine months ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent

Total revenue	$13,145,441	$13,978,176	$(832,735)	(6.0)%
Total costs of revenue	3,884,197	4,757,192	(872,995)	(18.4)
Gross margin	9,261,244	9,220,984	40,260	0.4%

General and administrative expenses	10,535,898	9,306,990	1,228,908	13.2%
Depreciation and amortization	1,008,193	1,054,721	(46,528)	(4.4)
Total operating expenses	11,544,091	10,361,711	1,182,380	11.4%

Loss from operations	(2,282,847)	(1,140,727)	1,142,120	100.1%

Other expense, net	(1,121,985)	(476,767)	645,218	135.3

Net loss	$(3,404,832)	$(1,617,494)	$1,787,338	110.5%

Revenues and Gross Margin

Consolidated operating revenue was approximately $13.1 million for the nine months ended June 30, 2013, a decrease of approximately $832,000 (6.0%) from the corresponding period of prior fiscal year, due to decreased revenues of the Digital Media Services Group.

Digital Media Services Group revenues were approximately $4.7 million for the nine months ended June 30, 2013, a decrease of approximately $1.4 million (22.8%) from the corresponding period of the prior fiscal year, primarily due to a decrease in DMSP and hosting division revenues as well as a decrease in webcasting division revenues.

DMSP and hosting division revenues decreased by approximately $721,000 (50.1%) for the nine months ended June 30, 2013 as compared to the corresponding period of the prior fiscal year. This decline was primarily related to the July 2012 loss of a single customer that we were providing streaming services to at very little margin, as part of a larger business relationship that is still in place. Therefore, the loss of this customer and the related revenues did not have a material impact on our net operating results.

Webcasting division revenues also decreased by approximately $676,000 (14.9%) for the nine months ended June 30, 2013 as compared to the corresponding period of the prior fiscal year. We produced approximately 3,800 webcasts during the nine months ended June 30, 2013, which was approximately equal to the number of webcasts produced in the corresponding period of the prior fiscal year. However because there was an increase in the number of lower priced audio-only events and a decrease  in the number of higher priced video events, the average revenue per webcast event of $1,073 for the nine months ended June 30, 2013 represented a decrease of $145, or 11.9%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

We believe that our webcasting division revenues will be favorably impacted during the remainder of fiscal 2013 and into fiscal 2014 by a comprehensive update to our webcasting platform (V4), which we released in January 2013. The updated webcasting platform includes the following features that were not in the previous version: a “wizard” for creating new webcasting events, comprehensive social media integration, template-driven web pages and features, viewer-controlled webcast player layout, pre-created “themes” for professional-looking web pages with one click and an ad-hoc report generator for custom analytics. We also expect to eventually see increased webcasting sales as a result of additional sales personnel, increased sales efforts by our resellers as a result of the new platform and our new Virtual Conference Center which is a multiple event conference solution with integrated webcasting that is a subset of the MP365 service. In addition, the recently introduced MP365 pricing model includes a fixed monthly fee to us as well as establishes MP365 as a value-added platform to assist the customer in using our webcasting services and more particularly, our webinar services. This new MP365 pricing model enables the show organizer to sell inexpensively or give away the exhibitor booths and instead charge for the webinars as a lead generation tool.

Audio and Web Conferencing Services Group revenues were approximately $8.5 million for the nine months ended June 30, 2013, an increase of approximately $553,000 (7.0%) from the corresponding period of the prior fiscal year. This increase was a result of the first seven months of revenues from the operations of our OCC division, after it acquired Intella2 Inc., a San Diego-based communications company (“Intella2”) on November 30, 2012. Our OCC division is being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The Intella2 acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. We recognized total revenues of approximately $734,000, including approximately $155,000 of free conferencing business revenues, from the first seven months of those operations included in our results for the nine months ended June 30, 2013.

The revenues of the Infinite division, which is included in the Audio and Web Conferencing Services Group, of approximately $6.1 million for the nine months ended June 30, 2013 represent a decrease of approximately $278,000 (4.3%) as compared to the corresponding period of the prior fiscal year. This was due to a decrease in average revenue per minute, which was approximately 6.4 cents for the nine months ended June 30, 2013, as compared to approximately 7.1 cents for the corresponding period of the prior fiscal year.  This decrease in average revenue per minute was partially offset by a 6.1% increase in the number of minutes billed which was approximately 98.2 million for the nine months ended June 30, 2013, as compared to approximately 92.6 million minutes for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues.

As a result of a major storm system affecting the northeastern United States on October 29, 2012, our Infinite division’s primary operating office location in New Jersey was closed due to inaccessibility during the week ended November 2, 2012 and even after the office was re-opened, operating activities based in that office were restricted for several weeks thereafter. Although it is difficult to quantify the financial impact of this event, particularly with respect to lost revenue opportunities, we have recently submitted a business interruption insurance claim for approximately $100,000, although any reimbursement under that claim will be subject to final adjudication by our insurance carrier, based on the terms of our coverage.

Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we are also continuing our efforts to reduce costs accordingly. During the third quarter of fiscal 2012, we renegotiated a supplier contract which reduced our Infinite division cost of sales by approximately $150,000 for the nine months ended June 30, 2013, as compared to the corresponding period of fiscal 2012. During the third quarter of fiscal 2013, we renegotiated a supplier contract representing annualized savings of approximately $132,000 which we expect will reduce our cost of sales by approximately $122,000 for the final quarter of fiscal 2013 and the first three quarters of fiscal 2014, as compared to the corresponding periods of fiscal 2012 and 2013.

We also believe that Infinite’s ongoing alliance with BT Conferencing to provide a jointly developed conferencing platform to Infinite’s reservationless client base, along with Infinite’s other sales initiatives, will favorably impact Infinite division revenues during the remainder of fiscal 2013 and into fiscal 2014.

Consolidated gross margin was approximately $9.3 million for the nine months ended June 30, 2013, an increase of approximately $40,000 (0.4%) from the corresponding period of the prior fiscal year. Our consolidated gross margin percentage was 70.5% for the nine months ended June 30, 2013, versus 66.0% for the corresponding period of the prior fiscal year. This was due to reductions in Infinite and webcasting cost of sales and the impact of the acquired Intella2 operations, as well as the discontinuance of a single low margin DMSP and hosting customer, all as discussed above.

Although we expect that our consolidated fiscal 2013 revenues will not exceed the fiscal 2012 revenues for the year as a whole, because a significant portion of the expected shortfall is due to the lost revenues from a single DMSP and hosting customer that as discussed above had very little impact on gross margin, we expect consolidated gross margin (in dollars and as a percentage of revenues) for fiscal year 2013 to exceed the fiscal 2012 amount, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $11.6 million for the nine months ended June 30, 2013, an increase of approximately $1.2 million (11.4%) from the corresponding period of the prior fiscal year, primarily due to an approximately $1.1 million, or 254.3%, increase in compensation paid with common shares and other equity, as compared to the corresponding period of the prior fiscal year. During May 2013 we issued the Executives an aggregate of 2,250,000 fully restricted ONSM common shares in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled. These shares were issued in accordance with the terms of the 2007 Equity Incentive Plan approved by our Board and a majority of our shareholders on September 18, 2007 and as subsequently amended.  These shares were recorded on our financial statements based on their fair value at the time of the February 2013 agreement to issue those shares, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected in our financial statements as non-cash compensation expense for the nine months ended June 30, 2013. As of August 9, 2013 it was conclusively determined that the Executives were entitled to an additional aggregate issuance of 250,000 fully restricted ONSM common shares related to achievement of one of the financial objectives related to fiscal 2013. Since this objective was met based on financial results through June 30, 2013, these shares were also reflected in our financial statements as non-cash compensation expense of $77,500 for the nine months ended June 30, 2013, based on their fair value of $0.31 per share as of the date it was conclusively determined that the objective had been met and the shares had been earned. Although we expect to continue compensating the Executives, as well as our employees, directors and consultants, with equity from time to time, we do not expect future issuances to result in this level of expense in a single year.

Excluding the impact of non-cash compensation expense as well as the impact, if any, arising from any fiscal 2013 goodwill impairment charges as compared to those costs in fiscal 2012, as well as increased general and administrative expenses related to the acquired Intella2 operations and any other increased revenues, we expect our consolidated operating expenses for fiscal year 2013 to be less than the corresponding fiscal 2012 amounts for the year as a whole, although this cannot be assured.

Other Expense

Other expense of approximately $1.1 million for the nine months ended June 30, 2013 represented an approximately $645,000 (135.3%) increase as compared to the corresponding period of the prior fiscal year. This increase was in turn due to (i) an approximately $410,000, or 72.5%, increase in interest expense as compared to the corresponding period of the prior fiscal year and (ii) a debt extinguishment loss of approximately $143,000, for which there was no corresponding expense during the nine months ended June 30, 2012.

The approximately $410,000 increase in interest expense was primarily attributable to:

(i)

approximately $188,000 for the aggregate of cash and non-cash interest expense for certain financing directly or indirectly related to the Intella2 acquisition and recognized during the nine months ended June 30, 2013 and for which there was no corresponding expense during the nine months ended June 30, 2012,

(ii)

approximately $65,000 for accretion of the Intella2 preliminary purchase price, which was originally recorded at the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase. This accretion was reflected as interest expense on our statement of operations for the nine months ended June 30, 2013 and there was no corresponding expense during the nine months ended June 30, 2012,

(iii)

the approximately $44,000 excess of the $65,000 representing a portion of the cost of the funding commitment letter provided us in January 2012 by J&C Resources, which we recognized as interest expense for the nine months ended June 30, 2013, over the $21,000 portion of the cost for this item which we recognized as interest expense for the nine months ended June 30, 2012. As part of the consideration for that funding commitment letter we agreed to reimburse CCJ in cash for the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 common shares CCJ received upon their conversion of 17,500 shares of Series A-13. The ultimate shortfall liability was $85,279 and based on that amount plus (i) the increased value of the underlying common stock related to this tranche as well as a second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, the total economic cost of this funding commitment letter was approximately $130,000, and

(iv)

approximately $22,000 which represented a portion of the cost of the Funding Letter provided us in December 2012 by J&C Resources, which we recognized as interest expense for the nine months ended June 30, 2013 and for which there was no corresponding expense during the nine months ended June 30, 2012. As part of the consideration for that funding commitment letter we agreed to reimburse CCJ in cash for the shortfall, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received upon their conversion of 17,500 shares of Series A-13. We recorded an estimated shortfall liability of $43,750 as a prepaid expense, which we are amortizing to interest expense as a cost of the Funding Letter over its one-year term ending December 31, 2013. Based on that amount plus the increased value of the underlying common stock related to this tranche of Series A-13 shares owned by CCJ, the total economic cost of this Funding Letter was approximately $151,000.

The approximately $143,000 debt extinguishment loss arose from:

(i)

a December 2012 modification of the $350,000 Equipment Notes modifying the scheduled principal payment date from July 15, 2013 to payments of $100,000 on November 15, 2013, $150,000 on December 15, 2013 and $100,000 on December 31, 2013. Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Equipment Notes after the December 12, 2012 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2013. A $68,600 debt extinguishment loss was calculated as the excess of the $399,000 acquisition cost of the new debt ($350,000 face value of the notes plus the $49,000 fair value of the 140,000 common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $330,400. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification,

(ii)

a March 2013 modification of a $100,000 note dated November 15, 2012, which principal balance was due on May 15, 2013, by its inclusion in the Fuse Note dated March 19, 2013. The Fuse Note, is payable as follows: interest only (at 12% per annum) during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. Since we concluded that there was more than a 10% difference between the present value of the cash flows of the November 15, 2012 note after its modification (by virtue of its inclusion in the Fuse Note dated March 19, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2013. A $31,170 debt extinguishment loss was calculated as the excess of the $126,000 acquisition cost of the new debt ($100,000 face value of the portion of the March 19, 2013 note replacing the November 15, 2012 note plus the $26,000 fair value of the corresponding pro-rata portion of the common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $94,830, and

(iii)

a March 2013 modification of one of the Intella2 Investor Notes, held by Fuse and having a $200,000 outstanding principal balance, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share. Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, if a conversion feature added to an instrument is considered to be substantive, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus the conversion feature was determined to be substantive. Accordingly, we were required to recognize a $43,481 non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2013, which was calculated as the excess of the $200,000 acquisition cost of the new debt over the net carrying amount of the extinguished debt immediately before the modification, which was $156,519.

Three months ended June 30, 2013 compared to the three months ended June 30, 2012 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three months ended June 30,
	2013	2012
Revenue:

Audio and web conferencing	53.0%	44.3%
Webcasting	28.4	33.3
DMSP and hosting	5.4	10.8
Network usage	11.7	10.9
Other	1.5	0.7
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	14.8%	12.1%
Webcasting	7.1	10.0
DMSP and hosting	0.8	6.2
Network usage	4.9	4.9
Other	0.3	0.2
Total costs of revenue	27.9%	33.4%

Gross margin	72.1%	66.6%

Operating expenses:
Compensation (excluding equity)	46.4%	37.9%
Compensation (paid with equity)	3.0	2.4
Professional fees	5.8	8.8
Other general and administrative	14.1	12.7
Depreciation and amortization	6.8	7.1
Total operating expenses	76.1%	68.9%

Loss from operations	(4.0)%	(2.3)%

Other expense, net:
Interest expense	(7.6)%	(3.8)%
Gain from adjustment of derivative liability to fair value	-	0.7
Other income	-	0.3
Total other expense, net	(7.6)%	(2.8)%

Net loss	(11.6)%	(5.1)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes therein.

	For the three months ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent

Total revenue	$4,470,402	$4,807,722	$(337,320)	(7.0)%
Total costs of revenue	1,248,482	1,603,849	(355,367)	(22.2)
Gross margin	3,221,920	3,203,873	18,047	0.6%

General and administrative expenses	3,098,671	2,971,762	126,909	4.3%
Depreciation and amortization	303,512	340,099	(36,587)	(10.8)
Total operating expenses	3,402,183	3,311,861	90,322	2.7%

Loss from operations	(180,263)	(107,988)	72,275	66.9%

Other expense, net	(339,980)	(136,074)	203,906	149.8

Net loss	$(520,243)	$(244,062)	$276,181	113.2%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.5 million for the three months ended June 30, 2013, a decrease of approximately $337,000 (7.0%) from the corresponding period of prior fiscal year, due to decreased revenues of the Digital Media Services Group.

Digital Media Services Group revenues were approximately $1.6 million for the three months ended June 30, 2013, a decrease of approximately $584,000 (27.2%) from the corresponding period of the prior fiscal year, primarily due to a decrease in webcasting division revenues as well as a decrease in DMSP and hosting division revenues.

Webcasting division revenues  decreased by approximately $332,000 (20.8%) for the three months ended June 30, 2013 as compared to the corresponding period of the prior fiscal year. The approximately 1,300 webcasts we produced during the three months ended June 30, 2013 was approximately 100 less than the number of webcasts we produced during the corresponding period of the prior fiscal year. In addition, the webcasts for the three months ended June 30, 2013 had a higher proportion of lower priced audio-only events, versus higher priced video events, and therefore the average revenue per webcast event of $1,025 for the three months ended June 30, 2013 represented a decrease of $95, or 8.5%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

DMSP and hosting division revenues also decreased by approximately $276,000 (53.3%) for the three months ended June 30, 2013 as compared to the corresponding period of the prior fiscal year. This decline was primarily related to the July 2012 loss of a single customer that we were providing streaming services to at very little margin, as part of a larger business relationship that is still in place. Therefore, the loss of this customer and the related revenues did not have a material impact on our net operating results.

Audio and Web Conferencing Services Group revenues were approximately $2.9 million for the three months ended June 30, 2013, an increase of approximately $247,000 (9.3%) from the corresponding period of the prior fiscal year. This increase was a result of revenues from the operations of our OCC division, which acquired Intella2 Inc., a San Diego-based communications company (“Intella2”) on November 30, 2012. Our OCC division is being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The Intella2 acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. We recognized total revenues of approximately $306,000, including approximately $61,000 of free conferencing business revenues, from those operations included in our results for the three months ended June 30, 2013.

The Infinite division revenues of approximately $2.1 million for the three months ended June 30, 2013 represent a decrease of approximately $67,000 (3.2%) as compared to the corresponding period of the prior fiscal year. This was due to a decrease in average revenue per minute, which was approximately 6.1 cents for the three months ended June 30, 2013, as compared to approximately 7.2 cents for the corresponding period of the prior fiscal year.  This decrease in average revenue per minute was partially offset by a 8.8% increase in the number of minutes billed which was approximately 34.6 million for the three months ended June 30, 2013, as compared to approximately 31.8 million minutes for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues.

As discussed above, during the third quarter of fiscal 2012, we renegotiated a supplier contract  which reduced our Infinite division cost of sales by approximately $36,000 for the three months ended June 30, 2013, as compared to the corresponding period of fiscal 2012.

Consolidated gross margin was approximately $3.2 million for the three months ended June 30, 2013, an increase of approximately $18,000 (0.6%) from the corresponding period of the prior fiscal year. Our consolidated gross margin percentage was 72.1% for the three months ended June 30, 2013, versus 66.6% for the corresponding period of the prior fiscal year. This was due to reductions in Infinite and webcasting cost of sales and the impact of the acquired Intella2 operations, as well as the discontinuance of a single low margin DMSP and hosting customer, all as discussed above.

Operating Expenses

Consolidated operating expenses were approximately $3.4 million for the three months ended June 30, 2013, an increase of approximately $90,000 (2.7%) from the corresponding period of the prior fiscal year. The increase was primarily due to an approximately $251,000, or 13.8%, increase in compensation (excluding equity), partially offset by an approximately $161,000, or 38.2%, decrease in professional fee expense, both as compared to the corresponding period of the prior fiscal year.

The increased compensation expense was primarily a result of our November 30, 2012 acquisition of Intella2 and the related compensation expense of approximately $111,000 for those employees during the three months ended June 30, 2013, versus no corresponding expense for the three months ended June 30, 2012, as well as the approximately $46,000 cost of an increased webcasting sales staff during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

The decreased professional fee expense was primarily a result of (i) an approximately $64,000 decrease in the cost of services provided by a particular consultant arising from the lower number of common shares (and the lower market value per common share) issued to that consultant in fiscal 2012 (and partially expensed in the third quarter of fiscal 2013) for services as compared to common shares issued to that consultant in fiscal 2011 (and partially expensed in the third quarter of fiscal 2012) for services plus (ii) an approximately $53,000 savings from another consulting contract that we terminated in the second quarter of fiscal 2012 (and paid on through the end of fiscal 2012) and for which there was no corresponding contract thereafter.

Other Expense

Other expense of approximately $339,000 for the three months ended June 30, 2013 represented an approximately $204,000 (149.8%) increase as compared to the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $160,000, or 88.4%, increase in interest expense, as compared to the corresponding period of the prior fiscal year and which was in turn primarily attributable to:

(i)

approximately $75,000 representing the excess of the aggregate of cash and non-cash interest expense for certain financing obtained subsequent to the Intella2 acquisition, primarily the Sigma Note, over the decrease in interest expense as a result of monthly payments reducing the outstanding balance of the Rockridge Note,

(ii)

approximately $45,000 for the aggregate of cash and non-cash interest expense for certain financing directly or indirectly related to the Intella2 acquisition and recognized during the three months ended June 30, 2013 and for which there was no corresponding expense during the three months ended June 30, 2012, and

(iii)

approximately $28,000 for accretion of the Intella2 preliminary purchase price, which was originally recorded at the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase. This accretion was reflected as interest expense on our statement of operations for the three months ended June 30, 2013 and there was no corresponding expense during the three months ended June 30, 2012.

Liquidity and Capital Resources

For the nine months ended June 30, 2013, we had a net loss of approximately $3.4 million, although cash provided by operating activities for that period was approximately $383,000. Although we had cash of approximately $372,000 at June 30, 2013, we had a working capital deficit of approximately $3.7 million at that date.

We incurred new term debt of approximately $1.3 million (net of term debt repayments and excluding advances under the Line and the USAC Note) during the nine months ended June 30, 2013, of which approximately $800,000 was associated specifically or generally with the Intella2 acquisition. In addition to this new financing, during the nine months ended June 30, 2013, we negotiated modifications of certain debts outstanding as of September 30, 2012, which resulted in balance sheet reclassifications from short-term (i.e., current) to long-term (i.e., non-current). These new financing transactions plus renegotiation of terms of already existing financing resulted in our issuance of 1,920,000 common shares for financing related fees during the nine months ended June 30, 2013, as well as our agreement to issue 225,000 additional common shares as an origination fee upon notice from the noteholder. In addition to cash repayments of term debts, during the nine months ended June 30, 2013 we also repaid $175,000 of Equipment Notes by the issuance of 583,334 common shares, also agreeing to reimburse any shortfall arising from the noteholders’ resale of those shares. We also issued an aggregate of 597,500 common shares during the nine months ended June 30, 2013 related to the conversion of all remaining outstanding Series A-13 and Series A-14 preferred shares.

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $573,000 at June 30, 2013. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 591,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”) We have recorded no accrual for this matter on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share on August 9, 2013 was used as a basis of calculation, the required Shortfall Payment would be approximately $75,000.

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

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.5 million as of August 9, 2013) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit. The outstanding principal under the Line may be repaid at any time, and the term may be extended by us past the current December 27, 2013 expiration date for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender. The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, as defined in the applicable loan documents for quarterly periods after December 31, 2011, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all quarters through June 30, 2013.

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

On March 21, 2013 (the “Sigma Closing”) we closed a transaction with Sigma Opportunity Fund II, LLC (“Sigma”), under which we would receive up to $800,000 pursuant to a senior secured note (“Sigma Note”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. Sigma remitted $600,000 (net of certain fees and expenses discussed below) to us at the Sigma Closing, and the funding of the remaining $200,000 (“Contingent Financing”) was subject to us meeting certain revenue and operating cash flow targets for either the three months ended June 30, 2013 or the six months ended September 30, 2013, as well as making all scheduled principal and interest payments on our indebtedness to Sigma and our other lenders.

On June 14, 2013, we amended the Sigma Note to provide that we would receive immediate additional funding of $345,000, which would be in lieu of the $200,000 Contingent Financing. Furthermore, this $345,000 would be subject to the same terms as the Contingent Financing, in that it would be repayable as a balloon payment due on December 18, 2014 and prior to repayment, along with the previous balloon payment of $50,000 for a total balloon payment of $395,000, would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share.  After the amendment the total gross proceeds received under the Sigma Note was $945,000 and all other terms of the March 21, 2013 Sigma Note remained in effect, as set forth below.

Interest, computed at 17% per annum on the outstanding principal balance, is payable in monthly installments commencing April 30, 2013. The principal balance is payable as follows:

June 30, 2013	$7,000
July 31 – September 30, 2013	$12,000 per month
October 31, 2013 – March 31, 2014	$22,000 per month
April 30 – June 30, 2014	$35,000 per month
July 31 – September 30, 2014	$40,000 per month
October 31 – November 30, 2014	$50,000 per month
December 18, 2014	$50,000
December 18, 2014 – Balloon payment	$395,000

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

The Aggregate Capital Raise excludes (i) advances received by us against accounts receivable from Thermo Credit pursuant to the Line, or any successor agreement entered into on materially the same terms, (ii) up to $330,000 of additional subordinated financing obtained by us on materially the same as certain previously-agreed terms and (iii) the additional amounts received in June 2013 from Sigma.

In connection with the initial March 2013 financing, we issued 300,000 restricted common shares to Sigma and agreed to reimburse up to $30,000 of Sigma’s legal and other expenses related to this financing, $27,500 of which was paid by us at the Sigma Closing. We also issued 60,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $75,000 advisory fee, in connection with an Advisory Services Agreement we entered into with Sigma Capital effective March 18, 2013. $55,000 of the cash fee was paid by us at the Sigma Closing and the remaining $20,000 is being paid over the next four months.  We also paid finders and other fees to unrelated third parties in connection with this transaction, which totaled 60,000 restricted common shares and $12,000 cash.

In connection with the June 2013 amendment, we issued 325,000 restricted common shares to Sigma and made payments aggregating $45,000 to Sigma and Sigma Capita, representing an administrative fee plus reimbursement of Sigma’s other cost and expenses related to this financing. We also issued 125,000 restricted common shares to Sigma Capital.

Including the value of the common stock issued plus the amount of cash paid for related financing fees and expenses results in an effective interest rate of approximately 56% per annum (which was 60% per annum for the period prior to the June 2013 amendment). This effective rate would increase in the event an Early Repayment Amount was required, as discussed above.

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

As of June 30, 2013, we were obligated for $200,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, is payable as follows: interest only (at 12% per annum) during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year.

In connection with the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. We have recorded no liability for this commitment on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share on August 9, 2013 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

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

As of June 30, 2013, we were obligated for $316,667 under unsecured subordinated notes issued to various unrelated lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at rates generally ranging from 12% to 20% per annum and the principal is due as follows: $8,333 which was due in May 2013 but not yet paid, $58,334 which was due in June 2013 but not yet paid, $150,000 due in January 2014 and $100,000 due in October 2014. Including the value of common shares issued to the various unrelated lenders in connection with these notes results in effective interest rates ranging from approximately 21% to 66% per annum.

As of June 30, 2013, we were obligated for $650,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various unrelated lenders, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at 12% per annum. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. One of these notes, held by Fuse and having a $200,000 outstanding principal balance, is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share. Including the value of common shares issued to the various unrelated lenders in connection with these notes results in effective interest rates ranging from approximately 26% to 43% per annum, except that the effective interest rate of the note held by Fuse is 12% per annum, after the write-off of a portion of the value of these common shares as a debt extinguishment loss, arising from the March 2013 modification of the note held by Fuse to add the conversion feature.

In connection with the above financing, we issued to the holders of the certain of the above notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we have agreed to buy back, under certain terms. The buy-back terms are as follows: If the fair market value of the stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 90,000 shares of the originally issued stock from the investor at $0.40 per share. If the fair market value of the stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 180,000 shares of the originally issued stock, less the amount of any shares already bought back at the one year point, from the investor at $0.40 per share. The above only applies to the extent the stock is still held by the investor(s) at the applicable dates. We have recorded no liability for this commitment on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share as of August 9, 2013 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

In connection with the above financing, we issued to the holders of the notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we have agreed to buy back up to 40,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 20,000 shares of the originally issued stock from the investor at $0.80 per share. If the fair market value of the stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued stock, less the amount of any shares already bought back at the one year point, from the investor at $0.80 per share. The above only applies to the extent the stock is still held by the investor(s) at the applicable dates. We have recorded no liability for this commitment on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share as of August 9, 2013 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

As of June 30, 2013, we were obligated for $118,157 under a subordinated note issued to CCJ dated December 31, 2012 and payable in monthly principal and interest installments of $6,862, which includes interest at 12% per annum.

On June 30, 2013 we were obligated for $311,213 under a letter agreement promissory note with the Universal Service Administrative Company (“USAC”), payable in monthly installments of $19,075 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

In December 2012, as part of a transaction under which J&C Resources issued us a Funding Letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 as a prepaid expense, which we are amortizing to interest expense as a cost of the Funding Letter over its one-year term ending December 31, 2013. Based on the closing ONSM price of $0.31 per share on August 9, 2013, the gross proceeds would be approximately $136,000 and therefore no adjustment to the estimated shortfall liability is necessary at this time.

During the nine months ended June 30, 2013 we repaid $175,000 of Equipment Notes by the issuance of 583,334 common shares. However, the terms of the Equipment Notes still provide that on the Maturity Dates (ranging from November 15, 2013 through December 31, 2013), the Recognized Value shall be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the Maturity Dates. If the Recognized Value exceeds the Credited Value, then we shall receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeds the Recognized Value, then we shall be obligated to pay such excess to the Noteholders. We have recorded no accrual for this matter on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share as of August 9, 2013 was used as a basis of calculation, the Noteholders would owe us approximately $2,900.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and will be managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The unaudited revenues from the acquired operations for the twelve months ended August 31, 2012 were approximately $1.4 million, including free conferencing business revenues of approximately $300,000. The acquired Intella2 operations have achieved positive operating cash flow through June 30, 2013, which we expect to continue for the foreseeable future.

The total preliminary purchase price of the Intella2 assets and operations has been determined to be approximately $1.4 million, of which we have paid approximately $728,000 in cash to Intella2 through June 30, 2013. The remaining portion of the total preliminary purchase price, approximately $689,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

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

Eligible revenues for purposes of items (i) and (ii) above exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. The additional purchase price payments per items (i) and (ii) above are due in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The additional purchase price payments per item (iii) above are also subject to certain holdbacks and reserves and as a result payments commenced June 30, 2013 and are expected to continue on a monthly basis thereafter. The unpaid portion of the total preliminary purchase price is reflected on our June 30, 2013 balance sheet as an accrued liability of $754,870, with a current portion of $558,080 and a non-current portion of $196,790. These amounts represent the remaining unpaid portion of the total preliminary purchase price as determined as of the time of the initial purchase plus accretion of approximately $65,000, which has been reflected as interest expense on our statement of operations for the nine months ended June 30, 2013.

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of June 30, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction of any remaining unpaid amounts due to certain of those Executives in connection with the acquisition of Acquired Onstream (see note 2), we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013, (i) to pay $100,000 ($20,000 per Executive) of the withheld compensation in cash and (ii) to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”).

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. We have recorded no liability for this commitment on our financial statements through June 30, 2013, since we believe that the variables affecting any eventual liability cannot be reasonably estimated at this time. However, if the closing ONSM share price of $0.31 per share on August 9, 2013 was used as a basis of calculation, no additional payment, or share issuance, would be required with respect to the Executive Shares.

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

The 2,250,000 Executive Incentive Shares that were earned as of the date the Executive Incentive Plan was established were issued in May 2013 and have been recorded on our financial statements based on their fair value at the time of the February 20, 2013 agreement, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation.

Accomplishment of the objectives for fiscal 2013 through fiscal 2015 would result in 125,000 Executive Incentive Shares issued to each Executive for each of those three years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year. With respect to fiscal 2013, the Executives have earned an aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters (the first and third fiscal quarters). Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $77,500 during the nine and three months ended June 30, 2013, based on their fair value of $0.31 per share as of August 9, 2013 the date it was conclusively determined that the objective had been met and the shares had been earned. As of June 30, 2013 the potential issuance of the shares related to the other 2013 objectives has not been reflected on our financial statements, since based on the fiscal year 2013 financial results to date the issuance of these shares is not considered probable.

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

Projected capital expenditures for the twelve months ending June 30, 2014 total approximately $950,000, which includes software and hardware upgrades to the DMSP, the webcasting platform (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the MarketPlace365 platform. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.During the second quarter of fiscal 2012, we terminated a consulting contract, which termination we expect will reduce our professional fee expense by approximately $57,000 for the remainder of fiscal 2013, as compared to the corresponding period of fiscal 2012. During the third quarter of fiscal 2013, we renegotiated a supplier contract representing approximately $132,000 in annualized savings, which we expect will reduce our cost of sales by approximately $122,000 for the final quarter of fiscal 2013 and the first three quarters of fiscal 2014, as compared to the corresponding periods of fiscal 2012 and 2013. During the third and fourth quarters of fiscal 2013, we made certain headcount reductions representing approximately $464,000 in annualized savings, which we expect will reduce our compensation and professional fee expenses by approximately $412,000 in aggregate for the final quarter of fiscal 2013 and the first three quarters of fiscal 2014, as compared to the corresponding periods of fiscal 2012 and 2013. During fiscal 2013, we renegotiated various supplier contracts representing approximately $203,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenses by approximately $193,000 for the final quarter of fiscal 2013 and the first three quarters of fiscal 2014, as compared to the corresponding periods of fiscal 2012 and 2013.

On December 21, 2012, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before December 31, 2013, aggregate cash funding of up to $550,000. Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2014 and (b) 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of this Funding Letter, other than funding received in connection with the LPC Purchase Agreement, to refinance existing debt and up to $500,000 funding for general working capital or other business uses, this Funding Letter will be terminated. From the date of the Funding Letter through August 9, 2013, we have received funding of approximately $1.8 million, of which approximately $1.4 million is considered by us to be refinancing of existing debt. Accordingly, only approximately $419,000 would be considered new funding for general working capital or other business uses and as a result the Funding Letter remains in effect as of August 9, 2013. The $1.8 million of funding excludes advances made under the Line after the date of the Funding Letter. Furthermore, approximately $426,000 of the $1.4 million considered by us to be refinancing of existing debt is based on the net decrease in the outstanding balance under the Line from the date of the Funding Letter through August 9, 2013.

We have incurred losses since our inception, and have an accumulated deficit of approximately $135.0 million as of June 30, 2013. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. During the three and twelve month periods ended June 30, 2013, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for those periods. Based on the anticipated impact of the Intella2 acquisition (see note 2) as well as our expectations with respect to new webcasting reseller and other sales agreements recently entered into by us, we expect our revenues for the next twelve months to exceed our revenues for the comparable prior twelve month period. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through June 30, 2014. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary.

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

Cash required to fund our continued operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market and sell our products and services, the degree to which competitive products and services are introduced to the market, our ability to control and/or reduce expenses, our need to invest in new equipment and/or technology, and our ability to service and/or refinance our existing debt and accounts payable. We cannot assure that our revenues will continue at their present levels, nor can we assure that they will not decrease.

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

Cash provided by operating activities was approximately $383,000 for the nine months ended June 30, 2013, as compared to approximately $603,000 provided by operations for the corresponding period of the prior fiscal year. The approximately $383,000 provided by operating activities reflects our net loss of approximately $3.4 million, reduced by approximately $3.3 million of non-cash expenses included in that loss and by approximately $500,000 arising from a net decrease in non-cash working capital items during the period and increased by approximately $27,000 of non-cash income included in that loss. The $500,000 net decrease in non-cash working capital items for the nine months ended June 30, 2013 is primarily due to an approximately $433,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers and an approximately $143,000 decrease in accounts receivables, partially offset by an approximately $108,000 increase in prepaid expenses. The $500,000 net decrease in non-cash working capital items compares to a net decrease in non-cash working capital items of approximately $51,000 for the corresponding period of the prior fiscal year. The primary non-cash expenses included in our loss for the nine months ended June 30, 2013 were approximately $1.6 million of employee compensation expenses paid with common shares and other equity and approximately $1.0 million of depreciation and amortization. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $1.4 million for the nine months ended June 30, 2013 as compared to approximately $669,000 for the corresponding period of the prior fiscal year. Current period investing activities related primarily to the Intella2 acquisition as well as the acquisition of property and equipment, including capitalized software development costs. Prior period investing activities related to the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $1.0 million for the nine months ended June 30, 2013 as compared to approximately $137,000 provided in the corresponding period of the prior fiscal year. Current year period financing activities, as well as those in the comparable prior year period, primarily related to proceeds from notes payable, partially offset by repayments of notes and leases payable. Most of the cash provided by financing activities for the nine months ended June 30, 2013 was associated specifically or generally with the Intella2 acquisition.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $11.3 million at June 30, 2013, representing approximately 65% of our total assets and approximately 121% of the book value of shareholder equity. In addition, property and equipment as of June 30, 2013 includes approximately $2.4 million (net of depreciation) related to the capitalized development costs of the DMSP, MP365 and Webcasting/iEncode platforms, representing approximately 14% of our total assets and approximately 26% of the book value of shareholder equity.

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

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2013 financial statements. During the first three quarters of fiscal 2013, we have reviewed certain factors to determine whether a triggering event has occurred that would require an interim impairment review Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, we have concluded that no triggering event has occurred through August 9, 2013.  Although there has been a decrease in the closing price of our common shares from $0.48 per share at September 30, 2012 to $0.31 per share as of August 9, 2013, the closing share price as of May 10, 2013 was $0.49 per share and so this recent decrease to $0.31 per share is not considered to be of sufficient duration to constitute a triggering event as of August 9, 2013.

EDNet’s operations are heavily dependent on the use of ISDN phone lines (“ISDN”), which are only available from a limited number of suppliers. The two telecommunication companies which are the primary suppliers of ISDN to EDNet have made recent public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

Contingent Purchase Price:

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The total preliminary purchase price of the Intella2 assets and operations has been determined to be approximately $1.4 million, of which we have paid approximately $728,000 in cash to Intella2 through June 30, 2013. The remaining portion of the total preliminary purchase price, approximately $689,000, plus approximately $65,000 accretion for a total liability of approximately $754,000, is the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase.  These payment obligations are based on eligible revenues (which exclude free conferencing business revenues and non-recurring revenues) for the twelve months ending November 30, 2013 as well as a percentage (between 50 and 70%) of the free conferencing business revenues, net of applicable expenses, from December 1, 2012 through November 30, 2017. The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of June 30, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

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

Management’s report on disclosure controls and procedures:

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During July 2013 we issued 175,000 unregistered common shares for professional IR and PR/marketing services valued at approximately $54,000, which are being recognized as professional fees expense over service periods of up to twelve months.

On July 1, 2013, we executed amendments to two unsecured subordinated notes originally issued by us in January 2013 for aggregate proceeds of $150,000, which extended the maturity date for repayment of those notes from July 2013 to January 2014. A fee was paid to the lenders for such extension by the issuance of an aggregate of 120,000 unregistered ONSM common shares, which had a fair market value at issuance of approximately $35,000.

As of August 9, 2013 it was conclusively determined that our five senior executives (the “Executives”) were entitled to an aggregate of 250,000 fully restricted common shares, related to achievement of one of the financial objectives for fiscal 2013, as outlined in an Executive Incentive Plan authorized by our Board of Directors on February 20, 2013. These 250,000 shares, which had a fair market value of $77,500 on the date they were determined to be earned, are expected to be issued to the Executives on or before September 30, 2013.

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

Date: August 16, 2013

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