Form 10-K
period 2013-09-30
Onstream Media CORP
filed 2014-02-19
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[x]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [  X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the averaged bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on March 29, 2013 was approximately $8.1 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 7, 2014, 19,973,080 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Not Applicable.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2013, unless otherwise stated. Readers should carefully review this Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.

BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications. We had approximately 101 full time employees as of September 30, 2013, with operations organized in two main operating groups:

•

Audio and Web Conferencing Services Group

•

Digital Media Services Group

Products and services provided by each of the groups are:

Audio and Web Conferencing Services Group

Our Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division, our Onstream Conferencing Corporation (“OCC”) division and our EDNet division. This group represented approximately 64.9% and 57.3% of our revenues for the years ended September 30, 2013 and 2012, respectively. These revenues are comprised primarily of network access and usage fees as well as the sale and rental of communication equipment.

Our Infinite division, which operates primarily from the New York City area, and our OCC division, which operates primarily from San Diego, California, provide “reservationless” and operator-assisted audio and web conferencing services.

Our EDNet division, which operates primarily from San Francisco, California, provides connectivity within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

 Digital Media Services Group

Our Digital Media Services Group consists primarily of our Webcasting division and our DMSP (“Digital Media Services Platform”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.  This group represented approximately 35.1% and 42.7% of our revenues for the years ended September 30, 2013 and 2012, respectively. These revenues are comprised primarily of fees for hosting/storage, search/retrieval and distribution/streaming of digital assets as well as encoding and production fees.

Our Webcasting division, which operates primarily from Pompano Beach, Florida, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. This includes online webcasting services, a cost effective means for corporations to broadcast conference calls live, making them available to the investing public, the media and to anyone worldwide with Internet access. The Webcasting division also has a sales and production support office in New York City as well as additional production and back-up webcasting facilities in our San Francisco office. We market the webcasting services through a direct sales force and through channel partners, also known as resellers.  Each webcast can be heard and/or viewed live, and then archived for replay, with an option for accessing the archived material through a company's own web site. These webcasts primarily communicate corporate earnings and other financial information; product launches and other marketing information; training, emergency or other information directed to employees; and corporate or other special events. As of October 1, 2013, the Webcasting division became responsible for sales of the MarketPlace365 service, which provides its customers with a Virtual Conference Center, which is a multiple event conference solution with integrated webcasting.

Our DMSP division, which operates primarily from Colorado Springs, Colorado provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. In December 2004 we completed our acquisition of an entity formerly named Onstream Media Corporation that we now identify as Acquired Onstream. Acquired Onstream was a development stage company founded in 2001 with the business objective of developing a feature rich digital asset management service and offering the service on a subscription basis over the Internet. This service was the initial version of what became the DMSP, which is comprised of four separate products - encoding, storage, search/retrieval and distribution. Although a limited version of the DMSP was released in November 2005, the first complete version of the DMSP, known as “Store and Stream”, was offered for sale to the general public since October 2006.  In February 2009, we launched “Streaming Publisher”, a second version of the DMSP with additional functionality. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MarketPlace365 platform.

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

Sales and Marketing

We use a variety of marketing methods, including our internal sales force, independent agents and channel partners, also known as resellers or distributors, to market our products and services. One key element of our marketing strategy has been to enter into distribution agreements with recognized leaders in each of the markets for our products and services. By offering our products and services in conjunction with the distributors’ products, we believe these distribution agreements enable us to take advantage of the particular distributors' existing marketing programs, sales forces and business relationships. Contracts with these distributors generally range from one to two years and may be terminable earlier based on certain contractual provisions.

We have expanded our marketing efforts during recent years to include targeted e-mail campaigns, trade show participation, advanced search engine optimization, pay-per-click, a public relations byline program and selected trade magazine advertising. We intend to continue these actions during the coming year.

No single customer has represented more than 10% of our consolidated revenues during the years ended September 30, 2013 or 2012.

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

Competition for audio and web conferencing is primarily segregated between the low-cost, low-service offerings such as FreeConference.Com and other more high-end providers such as Arkadin, BT Conferencing, GoToMeeting, Intercall Conferencing, Premiere Global Services (PGi), ReadyTalk and WebEx. Our Infinite division services a niche market for audio and web conferencing services primarily for SMB (small to medium size) companies looking for superior customer service at an affordable rate. This division's niche also includes a growing demand for lead generation “webinars” (seminars presented via the Internet), which it addresses by offering a dedicated account manager to coordinate a customized solution for each event.

Competition for the audio and video networking services provided by our EDNet division is based upon the ability to provide equipment, connectivity and technical support for disparate audio communications systems and to provide interoperable compatibility for proprietary and off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of audio networking competitors is small and will remain so. This division's advantage is the provision of a total solution including system design, isochronous (a data flow type used for streaming audio and video) connection or broadband connection sourcing, and custom software connectivity applications that include a comprehensive digital path for cinema, radio and television production transport. However, companies that compete in some portion of the audio products and services market targeted by us include Broadcast Supply Worldwide, DigiFon, Out of Hear, Source Elements and Telos Systems.

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

With respect to the claims pending in the first of the two applications, the USPTO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. A decision will be made as to our appeal by a three member panel based on these filings, plus oral argument at a hearing which has been requested by us but a time not yet set. The expected timing of this decision is uncertain at this time, but generally would be expected to occur during calendar 2014.

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. Our response to this final rejection is due on or before April 10, 2014, without the payment of extension fees, or on or before July 10, 2014, with the payment of extension fees.

Regardless of the ultimate outcome, our management has determined that an adverse decision with respect to these patent applications would not have a material adverse effect on our financial position or results of operations.

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

Employees

As of February 7, 2014 we had approximately 88 full time employees, of whom 52 were design, production and technical personnel, 19 were sales and marketing personnel and 17 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

General

We were formed under the laws of the State of Florida in May 1993.  Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

ITEM 2.

PROPERTIES

We lease:

•

an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting activities.  Our lease, which expired on September 15, 2013, provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. We have notified the landlord of our exercise of the renewal option, although the landlord has not yet confirmed that we have met the conditions for such renewal. The current monthly base rental is approximately $20,100 (including our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly).

•

an approximately 4,700 square foot facility at 901 Battery Street, Suite 200 in San Francisco, which serves as administrative headquarters for the Smart Encoding division of the Digital Media Services Group, as well as the EDNet division of the Audio and Web Conferencing Services Group, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. Our lease expires on July 31, 2015 and provides for one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011 at our option, with six month notice and a payment of no more than approximately $14,000. The monthly base rental is approximately $10,100 (including month-to-month parking) with annual increases up to 5.1%.

•

an approximately 10,800 square foot facility at 100 Morris Avenue in Springfield, New Jersey, which houses the Infinite Conferencing audio and web conferencing operations. Our lease expires on October 31, 2018 and provides one five-year renewal option, with a rent increase of up to 10% but not to exceed fair market value at the time of renewal. The monthly base rental is approximately $17,700.

•

business offices located at 545 Fifth Avenue, New York City, New York.  These offices total approximately 1,200 square feet and serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our lease expires January 24, 2018 and provides one two-year renewal option at the greater of the fifth year rental or fair market value. The lease also provides for early cancellation at any time after forty-two months, at our option, with notice of no more than nine months and no less than six months plus a cancellation payment of approximately $22,000. The monthly base rental is approximately $8,100 with annual increases up to 2.8%.

•

small limited purpose office space in San Diego, California and Colorado Springs, Colorado, as well as equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; Jersey City, New Jersey;  San Diego, Colorado Springs, Minnesota, Iowa and Texas.

ITEM 3.

LEGAL PROCEEDINGS

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleges breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and seeks money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. In a January 9, 2014 court filing, Intella2 and Mr. Cohen stated that approximately $400,000 is now due and owing to them, although they also state that due to alleged lack of information they are unable to completely compute total damages. In a January 10, 2014 court filing, we stated that we have suffered at least $550,000 in known damages to date as a result of the conduct of Intella2 and Mr. Cohen as alleged in the counterclaims filed by us, although such damages are ongoing and subject to change based upon discovery. The court has entered an order requiring that the parties participate in mediation, with a deadline of July 11, 2014. A date for such mediation has not yet been set. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our September 30, 2013 balance sheet.

We are involved in litigation and regulatory investigations arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our future financial position or results of operations.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

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

The following table sets forth the high and low closing sale prices for our common stock as reported on NASDAQ or OTCQB, as applicable, for the period from October 1, 2011 through February 7, 2014. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR 2012
First Quarter	$0.82	$0.47
Second Quarter	$0.78	$0.55
Third Quarter	$0.70	$0.49
Fourth Quarter	$0.80	$0.47

FISCAL YEAR 2013
First Quarter	$0.48	$0.27
Second Quarter	$0.55	$0.29
Third Quarter	$0.49	$0.27
Fourth Quarter	$0.35	$0.26

FISCAL YEAR 2014
First Quarter	$0.30	$0.17
Second Quarter (to February 7, 2014)	$0.30	$0.19

On February 7, 2014, the last reported sale price of the common stock on OTCQB was $0.19 per share. As of February 7, 2014 there were approximately 542 shareholders of record of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. As of February 7, 2014, there are no preferred shares outstanding.

Recent Sales of Unregistered Securities

During October and November 2013 we issued partially secured promissory notes to three investors (the “Working Capital Notes”), with an initial aggregate outstanding balance of $620,000 bearing interest at 15% per annum. In connection with the above financing, we issued, or committed to issue, to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, if the fair market value of the Working Capital Shares are not equal to at least $0.30 per share on the maturity dates of the Working Capital Notes. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. In addition, we issued 100,000 restricted common shares in connection with a finders agreement related to this financing.

During the three months ended December 31, 2013 we issued 241,502 unregistered common shares for professional IR and PR/marketing services valued at approximately $52,000, which will be recognized as professional fees expense over service periods of up to twelve months.

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum. The principal plus accrued interest was payable in a single balloon payment in July 2013. In July 2013, accrued interest aggregating $15,000 was paid in cash and the maturity date of these notes was extended to January 2014. In January 2014 the maturity date of these notes was extended to October 2014 and the outstanding principal amount increased for the aggregate $15,000 of earned but unpaid interest. An aggregate of 240,000 restricted ONSM common shares with a fair market value at issuance of approximately $65,000 was issued to the lenders as an extension fee.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2007 Equity Incentive Plan (1)	538,499	$1.85	1,008,738 (2)
Equity compensation plans approved by shareholders	None	None	None
Equity compensation plans not approved by shareholders (3)	358,333	$2.16	None

(1)

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

(2)

Based on the issuance of 2,877,763 common shares under the Plan (including the 2,500,000 Executive Incentive Shares issued during fiscal year 2013 as discussed in Item 11 – Executive Compensation) through September 30, 2013, 538,499 outstanding employee, consultant and director Plan Options as of September 30, 2013 and 75,000 outstanding consultant Plan Options as of September 30, 2013, there are 1,008,738 shares available for additional issuances under the Plan.

On February 20, 2013, we (as authorized by our Board of Directors) and the Executives agreed to implementation of an executive incentive compensation plan (the “Executive Incentive Plan”). Compensation under the Executive Incentive Plan would be in the form of Fully Restricted (as defined in the Executive Incentive Plan) ONSM common Plan shares (“Executive Incentive Shares”) and is based on the Company achieving certain financial objectives. Accomplishment of the objectives set out in the Executive Incentive Plan for fiscal 2014 through fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year.

On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vesting over two years and having an exercise price of $1.23 per share, fair market value on the date of the grant. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. 145,201 of the pending option issuances relate to terminated directors, employees and consultants and in January 2013, the Compensation Committee and the Executives agreed on an Executive Incentive Plan which included provisions that were in lieu of issuing 450,000 of the pending options, as discussed in Item 11 – Executive Compensation. The Compensation Committee is in the process of finalizing the grant of the remaining 388,499 options.

(3)

During the fiscal years ended September 30, 2009 through 2011, we issued Non-Plan options to consultants in exchange for financial consulting and advisory services, 358,333 of which were still outstanding and fully vested as of September 30, 2013. These outstanding options are summarized below:

Issuance period	Number of shares	Exercise price per share	Expiration Date

Year ended September 30, 2011	300,000	$1.50	March 2015
Year ended September 30, 2010	50,000	$6.00	July 2014
Year ended September 30, 2009	8,333	$3.00	Sept 2014

Total common shares underlying Non-Plan consultant options as of September 30, 2013	358,333

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 88 full time employees as of February 7, 2014, with operations organized in two main operating groups:

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

Our Digital Media Services Group consists primarily of our Webcasting division and our DMSP (“Digital Media Services Platform”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.

Our Webcasting division, which operates primarily from Pompano Beach, Florida and has a sales and support facility in New York City, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. As of October 1, 2013, the Webcasting division became responsible for sales of the MarketPlace365 service. Our DMSP division, which operates primarily from Colorado Springs, Colorado, provides an online, subscription based service that includes access to enabling technologies and features for our clients to acquire, store, index, secure, manage, distribute and transform these digital assets into saleable commodities. Our UGC division, which also operates as Auction Video and operates primarily from Colorado Springs, Colorado, provides a video ingestion and flash encoder that can be used by our clients on a stand-alone basis or in conjunction with the DMSP. Our Smart Encoding division, which operates primarily from San Francisco, California, provides both automated and manual encoding and editorial services for processing digital media. This division also provides hosting, storage and streaming services for digital media, which are provided via the DMSP.

For segment information related to the revenue and operating income of these groups, see Note 7 to the Consolidated Financial Statements.

Recent Developments

Effective October 22, 2012, our Board of Directors voluntarily decided to move the listing of our common stock from The NASDAQ Capital Market ("NASDAQ") to OTC Markets' OTCQB marketplace ("OTCQB"). The Board of Directors’ voluntary decision to move the Company’s listing from NASDAQ to OTCQB was made following the detailed review of numerous factors including NASDAQ filing fees (versus OTCQB); the significant compliance obligations and restrictions that result from the maintenance of the NASDAQ listing, including the associated out-of-pocket costs (versus OTCQB); the effects of the Company's last reverse stock split; and the Board's determination that the Company would not be able to regain compliance with the NASDAQ minimum bid price rule before the October 15, 2012 deadline. Based on the foregoing factors, the Board of Directors did not believe there was continuing shareholder value in maintaining our listing on NASDAQ. However, the move to the OTCQB did not change our reporting obligations with the Securities and Exchange Commission under applicable federal securities laws. Accordingly, we have, and will continue to, file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The total purchase price for the Intella2 assets and operations was determined to be approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through September 30, 2013. The remaining portion of the purchase price, approximately $704,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase. These payment obligations are based on eligible revenues (which exclude free conferencing business revenues and non-recurring revenues) for the twelve months ending November 30, 2013 as well as a percentage (between 50 and 70%) of the free conferencing business revenues, net of applicable expenses, from December 1, 2012 through November 30, 2017.

The acquired Intella2 operations have achieved positive operating cash flow through September 30, 2013, which we expect to continue for the foreseeable future, although we also incurred new term debt of approximately $1.3 million (net of term debt repayments and excluding advances under the Line and the USAC Note, which was a transfer from previously accrued liabilities) during the year ended September 30, 2013, of which approximately $800,000 was associated specifically or generally with this acquisition. In addition to this new financing, during the year ended September 30, 2013, we negotiated modifications of certain debts outstanding as of September 30, 2012, which resulted in balance sheet reclassifications from short-term (i.e., current) to long-term (i.e., non-current). These new financing transactions plus renegotiation of terms of already existing financing resulted in our issuance of 2,040,000 common shares for financing related fees during the year ended September 30, 2013, as well as our agreement to issue 225,000 additional common shares as an origination fee upon notice from the noteholder. In addition to cash repayments of term debts, during the year ended September 30, 2013 we also repaid $175,000 of Equipment Notes by the issuance of 583,334 common shares, also agreeing to reimburse any shortfall arising from the noteholders’ resale of those shares. We also issued an aggregate of 597,500 common shares during the year ended September 30, 2013 related to the conversion of all remaining outstanding Series A-13 and Series A-14 preferred shares.

During fiscal 2013, we issued an aggregate of 2.5 million fully restricted ONSM common shares to our five senior executives (the “Executives”) as a group, in connection with meeting certain financial objectives related to fiscal 2011 through fiscal 2013 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled. During January 2013, we agreed to issue the Executives as a group an aggregate of 1.7 million fully vested common shares plus a cash payment of $100,000 in the connection with the satisfaction of unpaid salary due as well as other liabilities to certain of the Executives. Although the commitment to issue these shares was reflected in our fiscal 2013 financial statements, these shares have not been issued, nor the cash payment made, as of February 7, 2014.

During October and November 2013 we obtained aggregate net financing proceeds of approximately $246,000 from the issuance of partially secured promissory notes to three investors (the “Working Capital Notes”), with an initial aggregate outstanding balance of $620,000 bearing interest at 15% per annum. Working Capital Note payments are interest only during the first six months (in two quarterly payments), approximately 50% of the principal in equal monthly payments plus interest during the next eleven months and the remaining 50% of the principal balance due eighteen months after the Working Capital Note issuance date. The proceeds of the Working Capital Notes were used to repay $223,812 outstanding principal and interest due on notes previously issued by us. In addition, $125,000 in origination fees and $25,000 for a Funding Commitment Letter were deducted from the proceeds of the Working Capital Notes. In connection with the above financing, we issued, or committed to issue, to the holders of Working Capital Notes or in connection with a related finders agreement, an aggregate of 458,334 restricted common shares.

On February 6, 2014, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before December 31, 2014, aggregate cash funding of up to $800,000. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2015 and (b) 7.5 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status.

On February 6, 2014, we executed a summary term sheet with Sigma Opportunity Fund II, LLC (“Sigma”), whereby Sigma agreed to provide us financing under the following terms, subject to mutually agreeable documentation and with both parties committing their best efforts to finalize the documentation and the transaction by February 28, 2014 (“Closing”):

•     $500,000 (the “New Sigma Note”) would be funded to us at Closing and would be repayable by us on October 31, 2014. In addition, principal and interest payments otherwise due on the existing Sigma Note, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, would be deferred until the December 18, 2014 maturity date of the Sigma Note. Interest at 17% per annum will accrue on the new Sigma Note as well as the deferred payments under the existing Sigma Note, compounding monthly, and will be payable at the respective principal maturity dates.

•        In connection with this new financing, we paid Sigma $10,000 for their legal fees at the time of signing the Sigma Term Sheet. Upon Closing, we will also owe Sigma fees of $142,857, of which $92,857 would be withheld at Closing from the gross proceeds of the New Sigma Note and the balance repaid at $10,000 per month commencing March 1, 2014. These fees will be due regardless of the early repayment of the Sigma Notes. At Closing, we will also issue Sigma 500,000 common shares. If the New Sigma Note (and all accrued interest) is not paid back by August 14, 2014, we will pay Sigma an additional $100,000 cash fee and issue 1.5 million common shares. If we sign a letter of intent for sale of any of our business units or subsidiaries and for related proceeds in excess of $2 million that Sigma approves in its sole but reasonable discretion, then the August 14, 2014 share issuance shall be 300,000 shares. If the 1.5 million shares are issued on August 14, 2014, but the New Sigma Note, the Sigma Note and any other amounts due to Sigma are paid by December 18, 2014, then Sigma shall return 1.1 million common shares.

In February 2014, Rockridge agreed, subject to the Closing of the Sigma Term Sheet, to accept a principal payment of $119,616 against the Rockridge Note (plus accrued interest), after which the outstanding principal balance would be $400,000. After that, we would pay interest at 12% per annum on a monthly basis until our repayment of the outstanding principal on October 14, 2014. We would also pay the outstanding principal upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

See Liquidity and Capital Resources for further details with respect to the financing transactions highlighted in this Recent Developments section.

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

Results of Operations

Our consolidated net loss for the year ended September 30, 2013 was approximately $7.2 million ($0.39 loss per share) as compared to a net loss of approximately $2.6 million ($0.22 loss per share) for the prior fiscal year, an increase in our net loss of approximately $4.5 million (172.3%). The increased net loss was primarily due to a $1,650,000, or 300.0%, increase in impairment loss on goodwill and an approximately $1.0 million, or 173.6%, increase in compensation paid with common shares and other equity, both as compared to the prior fiscal year, and an approximately $1.0 million impairment loss on property and equipment during fiscal 2013, for which there was no corresponding expense in the prior fiscal year.

The Infinite goodwill was determined to be impaired as of September 30, 2013 and as a result, a $2.2 million adjustment was made to reduce the carrying value of that goodwill, which adjustment was reflected as an impairment loss on goodwill for the year ended September 30, 2013. This expense was $1,650,000 greater than the $550,000 impairment loss on goodwill recorded in the prior fiscal year related to the impairment of the Acquired Onstream goodwill.

During fiscal 2013 we issued the Executives as a group an aggregate of 2.5 million fully restricted ONSM common shares in connection with meeting certain financial objectives related to fiscal 2011 through fiscal 2013 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled. The fair value of these shares, less the Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation, resulted in a net amount of approximately $1.2 million that was reflected in our financial statements as non-cash compensation expense for the year ended September 30, 2013. Although we expect to continue compensating the Executives, as well as our employees, directors and consultants, with equity from time to time, we do not expect future issuances to result in this level of expense in a single year.

Based on the very limited revenues from MP365 over the past year, as well as our decisions that as of September 30, 2013 future development of MP365 would be very limited and that the MP365 division would be discontinued, with MP365 becoming a product offered by the webcasting division, we determined that it would be appropriate to evaluate the remaining carrying value of the former MP365 division’s assets, primarily the unamortized software development costs, for impairment. As a result of our analysis, we recognized a net impairment loss of $1.0 million for the year ended September 30, 2013, for which there was no corresponding expense in the prior fiscal year.

The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Years ended September 30,
	2013	2012
Revenue:

Audio and web conferencing	53.0%	46.1%
Webcasting	28.8	32.7
DMSP and hosting	5.6	9.3
Network usage	11.3	10.8
Other	1.3	1.1
Total revenue	100.0%	100.0%

Costs of revenue:

Audio and web conferencing	14.6%	13.5%
Webcasting	7.9	10.2
DMSP and hosting	0.8	4.4
Network usage	5.5	5.1
Other	0.4	0.4
Total costs of revenue	29.2%	33.6%

Gross margin	70.8%	66.4%

Operating expenses:
Compensation (excluding equity)	46.2%	40.2%
Compensation (paid with equity)	9.5	3.2
Professional fees	6.9	10.8
Other general and administrative	14.8	12.6
Impairment loss on goodwill	12.8	3.0
Impairment loss on property and equipment	5.8	-
Depreciation and amortization	7.4	7.7
Total operating expenses	103.4%	77.5%

Loss from operations	(32.6)%	(11.1)%

Other expense, net:
Interest expense	(8.2)%	(4.3)%
Debt extinguishment loss	(0.8)	-
Gain from adjustment of derivative liability to fair value	0.2	0.6
Other (expense) income, net	(0.2)	0.3
Total other expense, net	(9.0)%	(3.4)%

Net loss	(41.6)%	(14.5)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the years ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent

Total revenue	$17,217,998	$18,159,335	$(941,337)	(5.2)%
Total costs of revenue	5,029,377	6,103,375	(1,073,998)	(17.6)
Gross margin	12,188,621	12,055,960	132,661	1.1%

General and administrative expenses	13,332,513	12,121,740	1,210,773	10.0%
Impairment loss on goodwill	2,200,000	550,000	1,650,000	300.0
Impairment loss on property and equipment	1,000,000	-	1,000,000	-
Depreciation and amortization	1,274,168	1,401,433	(127,265)	(9.1)
Total operating expenses	17,806,681	14,073,173	3,733,508	26.5%

Loss from operations	(5,618,060)	(2,017,213)	3,600,847	178.5%

Other expense, net	(1,551,442)	(615,463)	935,979	152.1

Net loss	$(7,169,502)	$(2,632,676)	$4,536,826	172.3%

Revenues and Gross Margin

Consolidated operating revenue was approximately $17.2 million for the year ended September 30, 2013, a decrease of approximately $941,000 (5.2%) from the corresponding period of prior fiscal year, due to decreased revenues of the Digital Media Services Group, partially offset by increased revenues of the Audio and Web Conferencing Services Group.

Digital Media Services Group revenues were approximately $6.0 million for the year ended September 30, 2013, a decrease of approximately $1.7 million (22.0%) from the prior fiscal year, primarily due to a decrease in webcasting division revenues as well as a decrease in DMSP and hosting division revenues.

Webcasting division revenues decreased by approximately $985,000 (16.6%) for the year ended September 30, 2013 as compared to the prior fiscal year. We produced approximately 4,800 webcasts during the year ended September 30, 2013, which was approximately 200 less than the number of webcasts produced in the prior fiscal year. Furthermore, because this was due to a decrease  in the number of higher priced video events, the average revenue per webcast event of $1,070 for the year ended September 30, 2013 represented a decrease of $135, or 11.2%, from the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

We believe that our webcasting division revenues will be favorably impacted during fiscal 2014 by the comprehensive update to our webcasting platform (VW4), which we released in January 2013 and which we will be updating with a second release in June 2014. The first release of VW4 included the following new features: a “wizard” for creating new webcasting events, comprehensive social media integration, template-driven web pages and features, viewer-controlled webcast player layout, pre-created “themes” for professional-looking web pages with one click and an ad-hoc report generator for custom analytics. The second release of VW4 will include additional billing and reporting capabilities, enhanced CPE functionality, a live phone option and the ability to connect to third party encoders. We also expect to see increased webcasting sales as a result of our new Virtual Conference Center which is a multiple event conference solution with integrated webcasting.

DMSP and hosting division revenues also decreased by approximately $737,000 (43.4%) for the year ended September 30, 2013 as compared to the prior fiscal year. This decline was primarily related to the July 2012 loss of a single customer that we were providing streaming services to at very little margin, as part of a larger business relationship that is still in place. Therefore, the loss of this customer and the related revenues did not have a material impact on our net operating results.

Audio and Web Conferencing Services Group revenues were approximately $11.2 million for the year ended September 30, 2013, an increase of approximately $760,000 (7.3%) from the prior fiscal year. This increase was a result of the first ten months of revenues from the operations of our OCC division, after it acquired Intella2 Inc., a San Diego-based communications company (“Intella2”) on November 30, 2012. Our OCC division is being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The Intella2 acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. We recognized total revenues of approximately $1.1 million, including approximately $225,000 of free conferencing business revenues, from the first ten months of those operations included in our results for the year ended September 30, 2013.

The revenues of the Infinite division, which is included in the Audio and Web Conferencing Services Group, of approximately $8.0 million for the year ended September 30, 2013 represent a decrease of approximately $317,000 (3.8%) as compared to the prior fiscal year. This was due to a decrease in average revenue per minute, which was approximately 6.3 cents for the year ended September 30, 2013, as compared to approximately 7.0 cents for the prior fiscal year.  This decrease in average revenue per minute was partially offset by a 7.1% increase in the number of minutes billed which was approximately 132 million for the year ended September 30, 2013, as compared to approximately 123 million minutes for the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

As a result of a major storm system affecting the northeastern United States on October 29, 2012, our Infinite division’s primary operating office location in New Jersey was closed due to inaccessibility during the week ended November 2, 2012 and even after the office was re-opened, operating activities based in that office were restricted for several weeks thereafter. Although it is difficult to quantify the financial impact of this event, particularly with respect to lost revenue opportunities, we have submitted a business interruption insurance claim for approximately $100,000, although any reimbursement under that claim will be subject to final adjudication by our insurance carrier, based on the terms of our coverage, and that claim is still under review.

We believe that Infinite’s ongoing alliance with BT Conferencing to provide a jointly developed conferencing platform to Infinite’s reservationless client base, along with Infinite’s other sales initiatives, will favorably impact Infinite division revenues during fiscal 2014.

Because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, as well as our anticipated recognition of Intella2 revenues for twelve months in fiscal 2014 as compared to the ten months we recognized in fiscal 2013, we expect our consolidated fiscal 2014 revenues will exceed our consolidated fiscal 2013 revenues, although this cannot be assured.

Consolidated gross margin was approximately $12.2 million for the year ended September 30, 2013, an increase of approximately $133,000 (1.1%) from the prior fiscal year. Our consolidated gross margin percentage was 70.8% for the year ended September 30, 2013, versus 66.4% for the prior fiscal year. This was due to reductions in webcasting cost of sales (proportionally greater than the reduction in revenues) and the impact of the acquired Intella2 operations, as well as the discontinuance of a single low margin DMSP and hosting customer, all as discussed above.

During the period from June through November 2013 we renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $242,000 for fiscal 2014 as compared to fiscal 2013.

Because of anticipated increased fiscal 2014 revenues as discussed above as well as anticipated cost savings in fiscal 2014 – those already implemented as discussed above as well as additional cost savings we believe that we could implement - we expect our consolidated fiscal 2014 gross margin will exceed our consolidated fiscal 2013 gross margin, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $17.8 million for the year ended September 30, 2013, an increase of approximately $3.7 million (178.5%) from the prior fiscal year, primarily due to a $1,650,000, or 300.0%, increase in impairment loss on goodwill and an approximately $1.0 million, or 173.6%, increase in compensation paid with common shares and other equity, both as compared to the prior fiscal year, and an approximately $1.0 million impairment loss on property and equipment during fiscal 2013, for which there was no corresponding expense in the prior fiscal year.

The applicable accounting standards require that we perform periodic analysis to determine whether goodwill is potentially impaired and if so, the amount of such impairment. Our management performed such analysis, including discounted cash flow analysis, to estimate the enterprise fair value of ONSM and its reporting units. Our management determined the rates and assumptions, including the discount rates and the probability of future revenues and costs, used by it to perform these analyses, and also considered macroeconomic and other conditions. Based on such evaluation, the Infinite goodwill was determined to be impaired as of September 30, 2013 and as a result, a $2.2 million adjustment was made to reduce the carrying value of that goodwill, which adjustment was reflected as an impairment loss on goodwill for the year ended September 30, 2013. This expense was $1,650,000 greater than the $550,000 impairment loss on goodwill recorded in the prior fiscal year related to the impairment of the Acquired Onstream goodwill.

During fiscal 2013 we issued the Executives as a group an aggregate of 2.5 million fully restricted ONSM common shares in connection with meeting certain financial objectives related to fiscal 2011 through fiscal 2013 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled. The fair value of these shares, less the Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation, resulted in a net amount of approximately $1.2 million that was reflected in our financial statements as non-cash compensation expense for the year ended September 30, 2013. Although we expect to continue compensating the Executives, as well as our employees, directors and consultants, with equity from time to time, we do not expect future issuances to result in this level of expense in a single year.

In addition to the above, compensation expense (excluding equity) increased by approximately $653,000, or 9.0%, as compared to the prior fiscal year. The increased compensation expense was primarily a result of our November 30, 2012 acquisition of Intella2 and the related compensation expense of approximately $343,000 for those employees during the year ended September 30, 2013, versus no corresponding expense in the prior fiscal year. In addition, compensation expense recognized in connection with our software development group increased by approximately $150,000 for the year ended September 30, 2013, as compared to the prior fiscal year. Although there was not a material change in the total compensation for this group, there was a decrease in the percentage of their total compensation capitalized as an asset on our balance sheet, which resulted in a higher percentage being recognized as an operating expense.

Based on the very limited revenues from MP365 over the past year, as well as our decisions that as of September 30, 2013 future development of MP365 would be very limited and that the MP365 division would be discontinued, with MP365 becoming a product offered by webcasting division, we determined that it would be appropriate to evaluate the remaining carrying value of the former MP365 division’s assets, primarily the unamortized software development costs, for impairment. As a result of our analysis, we recognized a net impairment loss of $1.0 million for the year ended September 30, 2013, for which there was no corresponding expense in the prior fiscal year.

The above increases in operating expenses were partially offset by an approximately $764,000, or 39.0%, decrease in professional fee expense, which was primarily the result of (i) an approximately $317,000 savings from a consulting contract that we terminated in the second quarter of fiscal 2012 (and paid on through the end of fiscal 2012) and for which there was no corresponding contract thereafter and (ii) an approximately $225,000 decrease in the cost recognized for recurring services provided by another consultant, such decrease primarily arising from the lower market value per share for common shares issued to that consultant for services in fiscal 2013 as compared to the market value per share for common shares issued to that consultant for services in fiscal 2012.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $822,000 in aggregate for fiscal 2014 as compared to 2013

Excluding the impact of non-cash compensation expense as well as the impact, if any, arising from any fiscal 2014 goodwill impairment charges, as well as increased general and administrative expenses related to the acquired Intella2 operations and any other increased revenues, we expect our consolidated operating expenses for fiscal year 2014 to be less than the corresponding fiscal 2013 amounts for the year as a whole, although this cannot be assured.

Other Expense

Other expense of approximately $1.6 million for the year ended September 30, 2013 represented an approximately $936,000 (152.1%) increase as compared to the prior fiscal year. This increase was in turn due to (i) an approximately $636,000, or 82.0%, increase in interest expense as compared to the prior fiscal year and (ii)a debt extinguishment loss of approximately $143,000, for which there was no corresponding expense during the prior fiscal year.

The approximately $636,000 increase in interest expense was primarily attributable to:

(i)

approximately $327,000 for the aggregate of cash and non-cash interest expense recognized during the year ended September 30, 2013 for the Sigma Note and other term financing we received during the period from January to June 2013, and for which there was no corresponding interest expense during the prior fiscal year,

(ii)

approximately $220,000 for the aggregate of cash and non-cash interest expense recognized during the year ended September 30, 2013 for certain financing directly or indirectly related to funding the portion of the Intella2 acquisition purchase price paid at the November 30, 2012 closing, and for which there was no corresponding interest expense during the prior fiscal year, and

(iii)

approximately $74,000 for accretion of the Intella2 purchase price, which was originally recorded at the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase. This accretion was reflected as interest expense on our statement of operations for the year ended September 30, 2013 and there was no corresponding expense during the prior fiscal year.

The above increases in interest expense were partially offset by decreases in interest arising from repayment of certain debts during fiscal 2013, including an approximately $125,000 decrease in the cash and non-cash interest expense recognized in connection with the Rockridge Note for the year ended September 30, 2013 as compared to the prior fiscal year.

The approximately $143,000 debt extinguishment loss arose from:

(i)

a December 2012 modification of the $350,000 Equipment Notes modifying the scheduled principal payment date from July 15, 2013 to payments of $100,000 on November 15, 2013, $150,000 on December 15, 2013 and $100,000 on December 31, 2013. Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Equipment Notes after the December 12, 2012 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2013. A $68,600 debt extinguishment loss was calculated as the excess of the $399,000 acquisition cost of the new debt ($350,000 face value of the notes plus the $49,000 fair value of the 140,000 common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $330,400. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification,

(ii)

a March 2013 modification of a $100,000 note dated November 15, 2012, which principal balance was due on May 15, 2013, by its inclusion in the Fuse Note dated March 19, 2013. The Fuse Note is payable as follows: interest only (at 12% per annum) during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. Since we concluded that there was more than a 10% difference between the present value of the cash flows of the November 15, 2012 note after its modification (by virtue of its inclusion in the Fuse Note dated March 19, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2013. A $31,170 debt extinguishment loss was calculated as the excess of the $126,000 acquisition cost of the new debt ($100,000 face value of the portion of the March 19, 2013 note replacing the November 15, 2012 note plus the $26,000 fair value of the corresponding pro-rata portion of the common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $94,830, and

(iii)

a March 2013 modification of one of the Intella2 Investor Notes, held by Fuse and having a $200,000 outstanding principal balance, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share. Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, if a conversion feature added to an instrument is considered to be substantive, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus the conversion feature was determined to be substantive. Accordingly, we were required to recognize a $43,481 non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2013, which was calculated as the excess of the $200,000 acquisition cost of the new debt over the net carrying amount of the extinguished debt immediately before the modification, which was $156,519.

Liquidity and Capital Resources

For the year ended September 30, 2013, we had a net loss of approximately $7.2 million, although cash provided by operating activities for that period was approximately $504,000. Although we had cash of approximately $257,000 at September 30, 2013, we had a working capital deficit of approximately $4.1 million at that date.

We incurred new term debt of approximately $1.3 million (net of term debt repayments and excluding advances under the Line and the USAC Note, which was a transfer from previously accrued liabilities) during the year ended September 30, 2013, of which approximately $800,000 was associated specifically or generally with this acquisition. In addition to this new financing, during the year ended September 30, 2013, we negotiated modifications of certain debts outstanding as of September 30, 2012, which resulted in balance sheet reclassifications from short-term (i.e., current) to long-term (i.e., non-current). These new financing transactions plus renegotiation of terms of already existing financing resulted in our issuance of 2,040,000 common shares for financing related fees during the year ended September 30, 2013, as well as our agreement to issue 225,000 additional common shares as an origination fee upon notice from the noteholder. In addition to cash repayments of term debts, during the year ended September 30, 2013 we also repaid $175,000 of Equipment Notes by the issuance of 583,334 common shares, also agreeing to reimburse any shortfall arising from the noteholders’ resale of those shares. We also issued an aggregate of 597,500 common shares during the year ended September 30, 2013 related to the conversion of all remaining outstanding Series A-13 and Series A-14 preferred shares.

We are obligated under a Note (the “Rockridge Note”) issued to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, which had an outstanding principal balance of approximately $590,000 at September 30, 2013. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

In accordance with an agreement reached with Rockridge in October 2013, the remaining principal balance outstanding under the Rockridge Note, as well as the related interest at 12% per annum, is payable in two (2) equal monthly installments of $21,322, commencing on October 14, 2013 plus nine (9) equal monthly installments of $45,322, commencing on December 14, 2013 plus a final payment of $188,989 due on September 14, 2014 (the “Maturity Date”). In February 2014, Rockridge agreed, subject to the Closing of the Sigma Term Sheet as discussed below, to accept a principal payment of $119,616 (plus accrued interest), after which the outstanding principal balance would be $400,000. After that, we would pay interest on a monthly basis until our repayment of the outstanding principal on October 14, 2014. We would also pay the outstanding principal upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 591,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). The $61,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2013. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

Including the fair market value of the Shares at the time they were recorded on our books, plus legal fees paid by us, the effective interest rate of the Rockridge Note was approximately 44.3% per annum, until a September 2009 amendment, when it was reduced to approximately 28.0% per annum, a December 2012 amendment, when it was increased to approximately 29.1% per annum, and the accrual of the Shortfall Payment, which increased it to approximately 31.1% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the assigned value of the Shares on our books, nor do they give effect to the discount from market prices that might be applicable if any portion of the principal is satisfied in common shares instead of cash.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.6 million as of September 30, 2013 and approximately $1.5 million as of February 7, 2014) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit.

Although the Line expired on December 27, 2013, we and the Lender have been actively working together to complete the documentation for the renewal of that Line and on January 13, 2014 we received a letter from the Lender confirming that they will be renewing the Line through December 31, 2015, with terms materially equivalent to the just expired Line. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, will be incurred for the two-year renewal of the Line, payable in two equal installments in January and December 2014.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The outstanding principal balance due under the Line may be repaid by us at any time, and the term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, which was applicable starting in the quarter ended March 31, 2012, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through September 30, 2013.

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

On June 14, 2013, we amended the Sigma Note to provide that we would receive immediate additional funding of $345,000, which would be in lieu of the $200,000 Contingent Financing. Furthermore, this $345,000 would be subject to the same terms as the Contingent Financing, in that it would be repayable as a balloon payment due on December 18, 2014 and prior to repayment, along with the previous balloon payment of $50,000 for a total balloon payment of $395,000, would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share.  After the amendment the total gross proceeds received under the Sigma Note was $945,000 and all other terms of the March 21, 2013 Sigma Note remained in effect, as set forth below. The outstanding principal balance of the Sigma Note was $902,000 as of September 30, 2013.

Interest, computed at 17% per annum on the outstanding principal balance, is payable in monthly installments, which commenced April 30, 2013. In February 2014, we executed the Sigma Term Sheet for additional financing, which if closed will include the deferral of all principal and interest repayments due under the Sigma Note starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, until the December 18, 2014 maturity date, as discussed in more detail below. Subject to closing the Sigma Term Sheet financing, the principal balance remains payable as follows:

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

In connection with the initial March 2013 financing, we issued 300,000 restricted common shares to Sigma and agreed to reimburse up to $30,000 of Sigma’s legal and other expenses related to this financing, $27,500 of which was paid by us at the Sigma Closing. We also issued 60,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $75,000 advisory fee, in connection with an Advisory Services Agreement we entered into with Sigma Capital effective March 18, 2013. $55,000 of the cash fee was paid by us at the Sigma Closing and the remaining $20,000 was paid over the next four months.  We also paid finders and other fees to unrelated third parties in connection with this transaction, which totaled 60,000 restricted common shares and $12,000 cash.

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

As of September 30, 2013, we were obligated for $200,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, is payable as follows: interest only (at 12% per annum) during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year.

In connection with the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. The $22,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2013. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

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

As of September 30, 2013, we were obligated for $316,667 under unsecured subordinated notes issued to various unrelated lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note. In October 2013, $66,667 of this outstanding principal balance, as well as accrued but unpaid interest, in the aggregate amount of $71,182 was satisfied from the gross proceeds of a $170,000 note issued by us to the same lender. The remaining $250,000 principal bears cash interest at rates ranging from 12% to 20% per annum and, after allowing for modifications made in January 2014 to the terms of certain of these notes, is due in October 2014. Including the value of common shares issued to the various unrelated lenders in connection with these notes results in effective interest rates ranging from approximately 21% to 71% per annum.

As of September 30, 2013, we were obligated for $650,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various unrelated lenders, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at 12% per annum. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. One of these notes, held by Fuse and having a $200,000 outstanding principal balance, is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share. Including the value of common shares issued to the various unrelated lenders in connection with these notes results in effective interest rates ranging from approximately 26% to 43% per annum, except that the effective interest rate of the note held by Fuse is 12% per annum, after the write-off of a portion of the value of these common shares as a debt extinguishment loss, arising from the March 2013 modification of the note held by Fuse to add the conversion feature.

In connection with the above financing, we issued to the holders of the certain of the above notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we have agreed to buy back, under certain terms. If the fair market value of the stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued common stock from the investor at $0.40 per share. This only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $52,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2013. If the closing ONSM share price of $0.19 per share as of February 7, 2014 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

In connection with the above financing, we issued to the holders of certain of the above notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued stock from the investor at $0.80 per share. The above only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $21,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2013. If the closing ONSM share price of $0.19 per share as of February 7, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

In addition to the above, in November 2013 we agreed with one holder of the above notes to reimburse them for the approximately $3,200 shortfall between the proceeds to them for their sale of 5,000 shares we issued them in connection with the issuance of their note and the $0.80 per share that we had previously agreed to pay for those shares, to the extent permitted by law and subject to the other restrictions noted above. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of an approximately $2,700 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we will recognize the actual liability of approximately $3,200 as interest expense during the first quarter of fiscal 2014.

As of September 30, 2013, we were obligated for $118,157 under a subordinated note issued to CCJ dated December 31, 2012 and payable in monthly principal and interest installments of $6,862, which includes interest at 12% per annum. In November 2013, the outstanding principal balance of this note, as well as accrued but unpaid interest, in the aggregate amount of $125,000 was satisfied from the gross proceeds of a $250,000 note issued by us to the same lender.

On September 30, 2013 we were obligated for $263,398 under a letter agreement promissory note with the Universal Service Administrative Company (“USAC”), payable in monthly installments of $19,075 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

In December 2012, as part of a transaction under which J&C Resources issued us a Funding Letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 as a prepaid expense, which we are amortizing to interest expense as a cost of the Funding Letter over its one-year term ending December 31, 2013. Based on the closing ONSM price of $0.19 per share on February 7, 2014, the gross proceeds would be approximately $83,000 and the shortfall would be approximately $92,000.

During the year ended September 30, 2013 we repaid $175,000 of Equipment Notes by the issuance of 583,334 common shares. However, the terms of the Equipment Notes still provided that on the Maturity Dates (as established in the December 12, 2012 modification), the Recognized Value shall be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the Maturity Dates. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 Maturity Date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we will recognize the actual liability of approximately $16,000 as interest expense during the first quarter of fiscal 2014.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders, the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financing. The $80,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2013. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014. In addition, we agreed that to the extent the number of outstanding shares of our common stock exceeds 22 million shares, then we will issue the Noteholders additional shares of common stock equal to seventy-six hundredths percent (0.76%, or 0.0076) of the excess over 22 million, times the percentage of the original 416,667 common shares still held by the Noteholders on the six and twelve month anniversary dates of the October and November 2013 financing, as well as the eighteen month maturity date. For clarity, additional issuances based on any particular increase in the number of our outstanding shares over the stated limit will only be made once and so additional issuances on the second and third dates will be limited and related to increases since the first and second dates, respectively.

During October and November 2013 we obtained aggregate net financing proceeds of approximately $246,000 from the issuance of partially secured promissory notes to three investors (the “Working Capital Notes”), with an initial aggregate outstanding balance of $620,000 bearing interest at 15% per annum. The proceeds of the Working Capital Notes were used to repay (i) $126,000 outstanding principal and interest due on the CCJ Note issued by us on December 31, 2012, (ii) $71,812 outstanding principal and interest due on a Subordinated Note issued by us on June 1, 2012 and (iii) $26,000 outstanding principal and interest due on an Investor Note issued by us on January 2, 2013. See note 4. In addition, $125,000 in origination fees and $25,000 for a Funding Commitment Letter (discussed below) were deducted from the proceeds of the Working Capital Notes.

Working Capital Note payments are interest only during the first six months (in two quarterly payments), approximately 50% of the principal in equal monthly payments plus interest during the next eleven months and the remaining 50% of the principal balance due eighteen months after the Working Capital Note issuance date. In the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, the Working Capital Notes are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

The Working Capital Notes are expressly subordinated to the following notes issued by us and outstanding at the time of the issuance of the Working Capital Notes: Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto, subject to a cumulative maximum outstanding balance of $3.9 million. The Working Capital Notes are secured by a limited claim to our assets, pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014, subject to all prior liens of the foregoing entities and limited to the extent such a lien is allowable by the terms of the loan documents executed between us and the foregoing entities.

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, a stock repurchase payment of approximately $107,500 would be required. In addition, we issued 100,000 restricted common shares in connection with a finders agreement related to this financing.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and will be managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The unaudited revenues from the acquired operations for the twelve months ended August 31, 2012 were approximately $1.4 million, including free conferencing business revenues of approximately $300,000. The acquired Intella2 operations have achieved positive operating cash flow through September 30, 2013, which we expect to continue for the foreseeable future.

The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through September 30, 2013. The remaining portion of the purchase price, approximately $704,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

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

Eligible revenues for purposes of items (i) and (ii) above exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. The additional purchase price payments per items (i) and (ii) above are due in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The additional purchase price payments per item (iii) above are also subject to certain holdbacks and reserves and as a result payments commenced June 30, 2013 and are expected to continue on a monthly basis thereafter. The unpaid portion of the purchase price is reflected on our September 30, 2013 balance sheet as an accrued liability of $728,586, with a current portion of $537,773 and a non-current portion of $190,813. These amounts represent the remaining unpaid portion of the total preliminary purchase price as determined as of the time of the initial purchase plus accretion of approximately $74,000, which has been reflected as interest expense on our statement of operations for the year ended September 30, 2013 and less approximately $50,000 of payments made to Intella2 after closing through September 30, 2013, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal).

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of September 30, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

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

As of February 7, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance has been reflected in our financial statements as of and for the year ended September 30, 2013.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $34,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2013. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, an additional payment of $170,000, or the equivalent in additional common shares, would be required.

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

The objectives related to fiscal 2011 and fiscal 2012 were based on discussions between the Board and the Executives that had been going on for some time as part of the process of agreeing on the Executive Incentive Plan. In addition, as disclosed in our previous public filings, the Compensation Committee had already indicated their intent as of January 14, 2011 to issue options to purchase an aggregate of at least 450,000 underlying common shares to the Executives as a group, for which the issuance and vesting would have required no performance and which would have been convertible into paid-up shares (including tax effect) under certain circumstances. Accordingly, the Board determined that the objectives for fiscal 2011 and fiscal 2012 were a reasonable basis for the issuance of an aggregate of 950,000 Executive Incentive Shares to the Executives as a group for the accomplishment of those goals for that two-year period. In addition, we agreed to issue an aggregate of 1.3 million Executive Incentive Shares to the Executives (as a group) as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled.

In September 2013, the Executives as a group were issued an aggregate of 250,000 Executive Incentive Shares for meeting one of the fiscal 2013 objectives - achieving positive EBITDA, as adjusted, for at least two quarters of fiscal 2013. Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $77,500 for the year ended September 30, 2013, based on their fair value of $0.31 per share as of August 9, 2013, the date it was conclusively determined that the objective had been met and the shares had been earned. Accomplishment of the other objectives for fiscal 2013 would have resulted in an aggregate of 375,000 Executive Incentive Shares issued to the Executives as a group. However, as of September 30, 2013 the issuance of these shares related to the other 2013 objectives has not been reflected on our financial statements, since based on the fiscal year 2013 financial results the issuance of these shares is not considered probable.

Accomplishment of the objectives for fiscal 2014 through fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year.

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

As of September 30, 2013, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $56,000. The leases have expiration dates ranging from 2014 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $2.1 million through fiscal 2019, of which approximately $683,000 relates to the year ending September 30, 2014.

Projected capital expenditures for the year ending September 30, 2014 total approximately $800,000, which includes software and hardware upgrades to the DMSP, the webcasting platform (including iEncode) and the audio and web conferencing infrastructure, as well as costs of software development and hardware costs in connection with the MarketPlace365 platform. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

During the period from June 2013 through January 2014  (i) we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $822,000 in aggregate for fiscal 2014 as compared to 2013 and (ii) we also renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $242,000 for fiscal 2014 as compared to fiscal 2013.

On February 6, 2014, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before December 31, 2014, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2015 and (b) 7.5 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of its operations or assets, this Funding Letter will be terminated.

On February 6, 2014, we executed a summary term sheet (the “Sigma Term Sheet”) with Sigma Opportunity Fund II, LLC (“Sigma”), whereby Sigma agreed to provide us financing under the following terms, subject to mutually agreeable documentation (including customary representations, warranties, default provisions, indemnities, covenants, seniority and security equivalent to those in the existing Sigma Note – see note 4) and with both parties committing their best efforts to finalize the documentation and the transaction by February 28, 2014 (“Closing”):

•    $500,000 (the “New Sigma Note”) would be funded to us at Closing and would be repayable by us on October 31, 2014. In addition, principal and interest payments otherwise due on the existing Sigma Note, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, would be deferred until the December 18, 2014 maturity date of the Sigma Note. Interest at 17% per annum will accrue on the new Sigma Note as well as the deferred payments under the existing Sigma Note, compounding monthly, and will be payable at the respective principal maturity dates. Upon receipt by us of funds in excess of $2.0 million as a result of (i) the sale of all or a part of our operations or assets or (ii) fees or commissions related to any mergers/acquisition related activities, all outstanding principal and interest due with respect to the New Sigma Note and the existing Sigma Note would be due.

•    We will be required to use at least $107,000 of the New Sigma Note proceeds to pay principal on the Rockridge Note and we have agreed with Rockridge to make related modifications in the Rockridge Note as discussed above. The New Sigma Note will require modification of the existing subordination agreements with Thermo and Rockridge, and Sigma will require that Rockridge agree that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value at any point after August 14, 2014, and always in case of a default on the Sigma or Rockridge Notes. Such repayment amount would be added to the principal of the existing Sigma Note and be due December 18, 2014, and Sigma would receive fees calculated on a pro-rata basis comparable to the terms of the New Sigma Note, based on the amount repaid and the amount of time the repaid debt would be unpaid by us after such repayment.

•    In connection with this new financing, we paid Sigma $10,000 for their legal fees at the time of signing the Sigma Term Sheet. Upon Closing we will pay Sigma fees of $142,857, of which $92,857 would be withheld at Closing from the gross proceeds of the New Sigma Note and the balance repaid at $10,000 per month commencing March 1, 2014. These fees will be due regardless of the early repayment of the Sigma Notes. At Closing, we will also issue Sigma 500,000 common shares. If the New Sigma Note (and all accrued interest) is not paid back by August 14, 2014, we will pay Sigma an additional $100,000 cash fee and issue 1.5 million common shares. If we sign a letter of intent for sale of any of our business units or subsidiaries and for related proceeds in excess of $2 million that Sigma approves in its sole but reasonable discretion, then the August 14, 2014 share issuance shall be 300,000 shares. If the 1.5 million shares are issued on August 14, 2014, but the New Sigma Note, the Sigma Note and any other amounts due to Sigma are paid by December 18, 2014, then Sigma shall return 1.1 million common shares. In the event that we elect not to proceed with this financing, we shall pay Sigma a break-up fee comprised of $20,000 plus reimbursement of their incurred expenses related to this new financing (after a credit for the initial $10,000 paid by us).

•     Sigma shall have the right to convert the New Sigma Note, in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share. Commencing on December 18, 2014, and extending for a period of one year thereafter, Sigma will have the right to require us to purchase up to 1 million of their outstanding, non-sold, ONSM common shares, at $0.25 per share. In addition, if the Sigma Note and all other amounts due to Sigma are not paid by December 18, 2014, on December 19, 2015 we will be obligated to make up $0.05 per share for every share (up to another 1 million shares) that Sigma sold on the market in 2015 for an average price of less than $0.25 per share.

•      At any time prior to December 18, 2014, and extending for a period of one year thereafter, we shall have the right to purchase any and all outstanding, non-sold, common ONSM shares we have issued to Sigma at the higher of: 1) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or 2) $0.25 per share.

We have incurred losses since our inception, and have an accumulated deficit of approximately $138.8 million as of September 30, 2013. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. During the year ended September 30, 2013, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period. Because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products and our recent increases in sales and marketing expenditures, as well as our anticipated recognition of Intella2 revenues for twelve months in fiscal 2014 as compared to the ten months we recognized in fiscal 2013, we expect our consolidated fiscal 2014 revenues to exceed our consolidated fiscal 2013 revenues. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through September 30, 2014. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Line, the Funding Letter or the Sigma Term Sheet and/or that we will be able to sell assets or operations and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow.

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

To the extent our cash flow from sales is insufficient to completely fund operating expenses, financing costs (including principal repayments) and capital expenditures, as well as any acceleration of our repayments of accounts payable and/or accrued liabilities, we will continue depleting our cash and other financial resources. Other than working capital which may become available to us from further borrowing or sales of equity or assets or operations (including but not limited to proceeds from the Line, Funding Letter or Sigma Term Sheet, as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing or through other activities.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

The resolution of debt and other obligations becoming due within a short time after September 30, 2014 (the end of the one year time frame on which our liquidity analysis and conclusions above were based) represents a future unknown contingency.

Our cash balance decreased by approximately $103,000 during the year ended September 30, 2013. This was the result of approximately $1.5 million used in investing activities, partially offset by approximately $504,000 provided by operating activities and approximately $929,000 provided by financing activities.

Cash provided by operating activities of approximately $504,000 for the year ended September 30, 2013, represents an approximately $592,000 decrease as compared to approximately $1.1 million provided by operations for the prior fiscal year. The approximately $504,000 provided by operating activities in fiscal 2013 reflects our net loss of approximately $7.2 million, reduced by approximately $7.2 million of non-cash expenses included in that loss and by approximately $550,000 arising from a net decrease in non-cash working capital items during the period and increased by approximately $27,000 of non-cash income included in that loss. The $550,000 net decrease in non-cash working capital items for the year ended September 30, 2013 is primarily due to an approximately $403,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers and an approximately $124,000 decrease in accounts receivables. The $550,000 net decrease in non-cash working capital items was approximately $163,000 greater than the net decrease in non-cash working capital items of approximately $387,000 for the prior fiscal year. The primary non-cash expenses included in our loss for the year ended September 30, 2013 were a $2.2 million impairment loss on goodwill, approximately $1.6 million of employee compensation expenses paid with common shares and other equity, approximately $1.3 million of depreciation and amortization and a $1.0 million impairment loss on property and equipment. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $1.5 million for the year ended September 30, 2013 as compared to approximately $948,000 for the prior fiscal year. Current period investing activities related primarily to the Intella2 acquisition as well as the acquisition of property and equipment, including capitalized software development costs. Prior period investing activities related to the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $929,000 for the year ended September 30, 2013 as compared to approximately $48,000 used in the prior fiscal year. Current year period financing activities, as well as those in the comparable prior year period, primarily related to proceeds from notes payable, partially offset by repayments of notes and leases payable. Most of the cash provided by financing activities for the year ended September 30, 2013, excluding accounts receivable based borrowing and repayment activity under the Line, was associated specifically or generally with the Intella2 acquisition.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $9.0 million at September 30, 2013, representing approximately 65% of our total assets and approximately 165% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2013 includes approximately $1.4 million (net of depreciation) related to the capitalized development costs of the DMSP, MP365 and Webcasting/iEncode platforms, representing approximately 10% of our total assets and approximately 25% of the book value of shareholder equity.

In accordance with GAAP, we periodically test these assets for potential impairment. As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance of the entities that have generated these intangibles.  Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base.  We will continue to monitor our intangible assets and our overall business environment. If there is a material adverse and ongoing change in our business operations (or if an adverse change initially considered temporary is determined to be ongoing), the value of our intangible assets, including those of our Infinite, EDNet, OCC, Acquired Onstream/DMSP or webcasting divisions, could decrease significantly. In the event that it is determined that we will be unable to successfully market or sell our audio and web conferencing, EDNet, DMSP or webcasting services, an impairment charge to our statement of operations could result. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

In accordance with the Intangibles – Goodwill and Other topic of the ASC, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment and is tested using a two-step process. With respect to our annual impairment reviews of our goodwill and other acquisition-related intangible assets conducted as of September 30, 2011 and as of September 30, 2012, we applied the provisions of ASC 350-20-35, which in certain cases allowed us to forego the two-step impairment testing process based on certain qualitative evaluation. However, based on our assessment of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of September 30, 2013, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

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

Based on these evaluations, with respect to the EDNet and Acquired Onstream/DMSP reporting units, we determined that it was more likely than not that the fair values of those reporting units were more than their respective carrying amounts as of September 30, 2013. However, we were unable to arrive at the same conclusion as a result of our evaluation of the audio and web conferencing reporting unit, consisting of Infinite and OCC (Intella2). Accordingly, we performed further calculations and determined that Infinite’s goodwill was impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of Infinite’s goodwill as of that date. No adjustment was considered necessary to the goodwill or intangible assets of OCC (Intella2) as of September 30, 2013, as the carrying amounts were based on an independent third-party valuation performed as of the November 30, 2012 acquisition date and those carrying amounts were supported by discounted cash flow analyses performed by our management as of September 30, 2013.

We analyzed our corporate payroll and other costs to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing the projections used by us in the above valuations. We determined that approximately 72% of our corporate costs (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements and expenses as well as the costs of evaluating new business opportunities and products outside the existing divisions.

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

Contingent Purchase Price:

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through September 30, 2013. The remaining portion of the purchase price, approximately $704,000, plus approximately $74,000 accretion less approximately $50,000 of additional payments made to intella2 after closing and considered to be payment of the accretion, for a total liability of approximately $728,000, is the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase.  These payment obligations are based on eligible revenues (which exclude free conferencing business revenues and non-recurring revenues) for the twelve months ending November 30, 2013 as well as a percentage (between 50 and 70%) of the free conferencing business revenues, net of applicable expenses, from December 1, 2012 through November 30, 2017. The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of September 30, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-74, which appear at the end of this annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A (T).

CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level. As a result of having to perform additional analyses with respect to goodwill impairment, we did not timely file this Annual Report on Form 10-K.

Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of September 30, 2013, our internal control over financial reporting was not effective at the reasonable assurance level.

Our independent registered public accounting firm identified a material weakness in our internal control over financial reporting surrounding the performance of our analysis to support and review goodwill impairment within a timely manner. Specifically, deficiencies were identified in our control environment which could have led to the improper valuation of certain intangible assets. As a result of having to perform additional analyses with respect to goodwill impairment, we did not timely file this Annual Report on Form 10-K.

Our internal control system is designated to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying the material weakness in our internal control over financial reporting, we are working to enhance the design and operation of our controls related to goodwill impairment testing by improving our controls and documentation related to our accounting policies and practices to identify, document and periodically assess whether all key judgments, conventions and estimates used in computing the goodwill impairment analyses conform to U.S. GAAP.

Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name

Age

Position

Randy S. Selman

58

Chairman of the Board, President and Chief Executive Officer

Alan M. Saperstein

55

Director and Chief Operating Officer

Robert E. Tomlinson

57

Senior Vice President and Chief Financial Officer

Clifford Friedland

62

Director and Senior Vice President Business Development

David Glassman

62

Senior Vice President and Chief Marketing Officer

Carl L. Silva (1) (2) (3) (4)

50

Director

Leon Nowalsky (2) (3)

52

Director

Robert D. (“RD”) Whitney (1)

44

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

Carl Silva.  Mr. Silva, who has been a member of our Board of Directors since July 2006, serves on our Audit (as Chairman), Compensation (as Chairman), Governance and Nominating and Finance Committees. Mr. Silva has over 25 years of experience in the telecommunications and high tech industry, and he has held a variety of positions in business development, sales, marketing, software engineering, and systems engineering during this time. During 2013, Mr. Silva cofounded Sphinx Medical Technologies, a managed service provider for healthcare mobile applications, as their Chief Scientist. Prior to that, Mr. Silva was with ANXeBusiness Corp. as their Chief Scientist, responsible for developing a new nationwide credit card protection system.  Mr. Silva cofounded Smalltell, which focuses on social commerce solutions, such as mobile payment technologies, user-generated content, wireless broadband devices, and nationwide data plans.  Also, Mr. Silva was Chief Scientist and VP of Technology for Nexaira Wireless, Inc. (NXWI.OB), a 3G/4G Router company. Prior to this Mr. Silva was CEO of Cognigen Business Systems, Inc. (NASDAQ: CNGW), a managed service provider for small to mid-size businesses for VoIP and high speed Internet. Mr. Silva started Anza Borrego Partners as a management consulting firm designed to support entrepreneurs in the growth of their businesses.  Mr. Silva was Senior Vice-President for SAIC’s Converged Network Professional services organization from July 1998 to May 2003.  From September 1994 to June 1998, he was with Telcordia Technologies (formerly Bell Communications Research, or Bellcore), where he implemented the first VoIP softswitch in the cable industry.

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Silva should currently serve as a director, in light of our business and structure, are as follows: over 25 years of experience in the telecommunications and high tech industry, most notably at ANX, Nexaira, Cognigen, SAIC and Telcordia.

Leon Nowalsky.  Mr. Nowalsky was appointed a member of our Board of Directors in December 2007 and serves on our Compensation and Governance and Nominating (as Chairman) Committees. Mr. Nowalsky, a partner in the New Orleans-based law firm of Nowalsky & Gothard APLLC (formerly Nowalsky, Bronston & Gothard APLLC), possesses over twenty years of experience in the field of telecommunications law and regulation. Mr. Nowalsky presently is a founder and board member of Thermo Credit, LLC, a specialty finance company for the telecommunications industry and J.C. Dupont, Inc., a Louisiana based oil and gas concern. Mr. Nowalsky has been general counsel for Telemarketing Communications of America, Inc., (“TMC”), as well as lead counsel in TMC’s mergers and acquisitions program, and following TMC’s acquisition by a wholly owned subsidiary of Advanced Telecommunications Corporation, Mr. Nowalsky served as ATC’s chief regulatory counsel as well as interim general counsel.  In 1990, Mr. Nowalsky left ATC to set up a private law practice specializing in telecommunications regulatory matters, mergers and acquisitions and corporate law, which later expanded to become Nowalsky, Bronston & Gothard APLLC. Mr. Nowalsky has previously served as a director of the following companies: Network Long Distance, Inc., a long distance company which was acquired by IXC Communications; RFC Capital Corp., a specialty finance company dedicated exclusively to the telecommunications industry which was purchased in 1999 by TFC Financial Corp., a division of Textron (NYSE:TXT); and New South Communications, a facilities-based competitive local exchange carrier which merged to form NUVOX, which was subsequently acquired by Windstream; W2Com, LLC, a video conferencing and distance learning provider which was acquired by Arel Communications & Software, Ltd. (NASDAQ: ARLC).

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

Robert D. (“RD”) Whitney.  Mr. Whitney was appointed a member of our Board of Directors in April 2011 and serves on our Audit Committee. Mr. Whitney has been the Executive Director of the Institute of Finance and Management (“IOFM”) since it was acquired in April 2013 by Diversified Business Communications (“DBC”). From January 2011 through April 2013, Mr. Whitney was a partner with Greenhaven Partners (“Greenhaven”), a private-equity firm focusing on investments in specialty information and digital media oriented businesses, and in connection with that role was Chief Executive Officer of two Greenhaven owned entities - Management Networks, LLC (which included IOFM and was sold to DBC as discussed above) and Exchange Networks, LLC (a MarketPlace365 promoter) and Chief Operating Officer of a third - Chief Executive Group, LLC. From 2008 through 2010, Mr. Whitney was CEO of the online media division of the Tarsus Group, PLC, a London-based B2B conference and event producer (TRS.L) and in this position he was also associated with Onstream in various roles during the development and commercial introduction phases of MarketPlace365. From 1997 through 2005, and again in 2006 through 2008, he served in various roles (including Vice President of Operations and General Manager) with Kennedy Information, a firm specializing in delivering market intelligence through multiple media. During this time, Mr. Whitney was instrumental in the sale of Kennedy Information to its current parent company, BNA, which was the largest independent publisher of information and analysis products for professionals in business and government. He also has held positions at Kluwer Law International (a division of Wolters Kluwer), the Thompson Publishing Group, Yankee Publishing, Vicon Publishing and Connell Communications (a division of IDG). Mr. Whitney holds an MBA from Fitchburg State College and a BS from Bentley University.

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

Expansion of our Board of Directors

 Our bylaws provide that the number of directors shall be no less than two and no more than nine. Our Board of Directors currently consists of six directors.

Director Compensation Table

The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2013:

NAME	FEES EARNED OR PAID IN CASH ($) (1)	STOCK AWARDS ($) (2)	OPTION AWARDS ($) (2)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)(3)	TOTAL COMPENSATION ($)
Carl L. Silva	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000
Leon Nowalsky	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000
Robert D. Whitney	$15,000	-0-	-0-	-0-	-0-	-0-	$15,000
Charles C. Johnston (1)	$3,750	-0-	-0-	-0-	-0-	-0-	$3,750

1)

Directors who are not our employees received $3,750 per quarter ($15,000 per year) as compensation for serving on the Board of Directors during fiscal 2013, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings. Mr. Johnston resigned from our Board of Directors, effective January 18, 2013, and so was only compensated for a portion of the fiscal year.

2)

No shares or options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2013. Options granted in previous years were still held as of September 30, 2013 by members of our Board of Directors (excluding those who are Named Executive Officers), as follows:

Messrs. Silva and Nowalsky each hold four-year Plan options to purchase 25,000 shares of our common stock with an exercise price of $1.23 per share ( fair market value on the date of issuance), issued to them on January 14, 2011 as part of a company-wide grant. These fully vested options are exercisable at $1.23 per share, fair market value on the date of the grant. Options to purchase another 25,000 common shares were approved for issuance to each of these individuals by the Compensation Committee in January 2011 pending a sufficient increase in the Plan shares, for which shareholder approval was requested and received in June 2011 but the options have not yet been formally granted or issued.

Mr. Whitney holds immediately exercisable four-year Plan options to purchase 25,000 shares of our common stock with an exercise price of $1.00 per share (above fair market value on the date of issuance), issued to him on June 13, 2011 upon his initial appointment to our Board of Directors.

3)

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

Board of Directors Meetings and Committees

The Board of Directors meets regularly (in-person and/or by telephone conference) during the year to review matters affecting us and to act on matters requiring Board approval and it also holds special meetings whenever circumstances require. In addition, it may act by written consent. During the fiscal year ended September 30, 2013, there were seven meetings of the Board, and the Board took action thirteen times by written consent. The Board of Directors has four standing committees as discussed below and may, from time to time, establish additional committees.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a charter for the Audit Committee. Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Audit Committee Charter at least once every three years, we have included a copy of the Audit Committee Charter as Exhibit 14.3 to this Form 10-K.

The Audit Committee is presently composed of Messrs. Silva (chairman) and Whitney. The Audit Committee met (in-person and/or by telephone conference) four times in fiscal 2013.

Compensation Committee

The Compensation Committee establishes and administers our executive and director compensation practices and policies, including the review of the individual elements of total compensation for executive officers and directors and recommendation of adjustments to the Board of Directors.  In addition, the Compensation Committee administers our 1996 Stock Option Plan and our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to executives and directors (as well as all other employees) and the terms and conditions of which they are granted and  recommends plans and plan amendments to the Board.  The Compensation Committee is presently composed of Messrs. Silva (chairman) and Nowalsky. The Compensation Committee met (in-person and/or by telephone conference) three times in fiscal 2013 in joint sessions held with the full Board of Directors to consider certain executive compensation matters.

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

Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Compensation Committee Charter at least once every three years, we have included a copy of the Committee Charter as Exhibit 14.4 to this Form 10-K.

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

Mr. Silva is currently the sole member of the Finance Committee. The Finance Committee met in fiscal 2013 in conjunction with meetings of the full Board of Directors.

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

The procedures for identifying candidates include a review of Onstream's current directors, soliciting input from existing directors and executive officers, and a review of submissions from stockholders, if any. Onstream’s management believes that the Board should be composed of:

•

directors chosen with a view to bringing to the Board a variety of experiences and backgrounds,

•

directors who have high level managerial experience or are accustomed to dealing with complex problems, and

•

directors who will represent the balanced, best interests of the stockholders as a whole rather than special interest groups or constituencies, while also taking into consideration the overall composition and needs of the Board.

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

The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman) and Silva. The Governance and Nominating Committee met in fiscal 2013 in conjunction with meetings of the full Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2013 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2013, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2013. , except to the extent the following represents non-compliance:

On January 22, 2013, in consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction of any remaining unpaid amounts due to certain of those Executives, we and the Executives agreed, among other things, that the Executives would be issued an aggregate of 1,700,000 fully vested ONSM common shares. As of February 7, 2014, these shares have not been issued, due to certain administrative and documentation requirements. On May 29, 2013, Robert Tomlinson, our Chief Financial Officer, filed a Form 4 reporting the January 22, 2013 grant of the right to receive 340,000 of these shares. The other four Executives have not yet filed a Form 4 to report the grant of the right for each of them to also receive 340,000 of these shares.

On February 20, 2013, we and the Executives agreed to certain changes in the Executives’ employment agreements, which resulted in among other things an agreement to issue the Executives an aggregate of 2,250,000 ONSM common shares. We did not issue those shares to the Executives until May 28, 2013. Although the Executives did not file a Form 4 to report the February 20, 2013 grant of a right to receive such shares, the Executives each timely filed a Form 4 on May 29, 2013 reporting the issuance of their respective portion of those shares.

On August 9, 2013, we determined that the Executives were entitled to an aggregate of 250,000 ONSM common shares for meeting certain financial goals. We did not issue those shares to the Executives until September 6, 2013. Although the Executives did not file a Form 4 to report the August 9, 2013 grant of a right to receive such shares, the Executives each timely filed a Form 4 on September 9, 2013 or September 10, 2013 reporting the issuance of their respective portion of those shares.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”):

Total compensation as presented in the following table includes cash and non-cash elements. However, the value of stock awards during fiscal 2013, based on our closing share price on February 7, 2014, is only 39.1% of the amount shown as compensation in this table and discussed in footnote 13 below, and furthermore these shares are prohibited to be traded until all restrictions are removed by the Board. See footnote 1 below for a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2013 and 2012:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($) (14)	TOTAL COMPENSATION ($)(1)

Randy S. Selman	2013	$298,926 (12)	-0-	$295,086 (13)	-0-	$52,220 (2)	$646,332
President, Chief Executive Officer	2012	$272,883 (12)	-0-	-0-	-0-	$50,968 (3)	$323,851
and Director

Alan Saperstein	2013	$271,751 (12)	-0-	$291,547 (13)	-0-	$54,859(4)	$618,157
Chief Operating Officer and Director	2012	$248,076 (12)	-0-	-0-	-0-	$53,293(5)	$301,369

Robert Tomlinson	2013	$256,271 (12)	-0-	$197,003 (13)	-0-	$51,767 (6)	$505,041
Chief Financial Officer	2012	$234,165 (12)	-0-	-0-	-0-	$52,194 (7)	$286,359

Clifford Friedland	2013	$241,487 (12)	-0-	$215,710 (13)	-0-	$58,242 (8)	$515,439
Senior VP - Business Development	2012	$220,449 (12)	-0-	-0-	-0-	$55,046 (9)	$275,495
and Director

David Glassman	2013	$241,487 (12)	-0-	$215,710 (13)	-0-	$52,821(10)	$510,018
Senior VP - Marketing	2012	$220,449 (12)	-0-	-0-	-0-	$51,033(11)	$271,482

(1)

Below is a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2013 and 2012 - the value of stock awards comprising non-cash compensation during fiscal 2013, based on our closing share price on February 7, 2014, is only 39.1% of the amount shown as compensation in this table, and furthermore these shares are prohibited to be traded until all restrictions are removed by the Board:

For the year ended September 30, 2013:
	Cash Compensation	Non-Cash Compensation
Randy S. Selman	$351,146	$295,086
Alan Saperstein	$326,610	$291,547
Robert Tomlinson	$308,038	$197,003
Clifford Friedland	$299,729	$215,710
David Glassman	$294,308	$215,710

For the year ended September 30, 2012:
	Cash Compensation	Non-Cash Compensation
Randy S. Selman	$323,851	$ -
Alan Saperstein	$301,369	$ -
Robert Tomlinson	$286,359	$ -
Clifford Friedland	$275,495	$ -
David Glassman	$271,482	$ -

(2)

Includes $13,595 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,625 for retirement savings and 401(k) match.

(3)

Includes $12,557 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,411 for retirement savings and 401(k) match.

(4)

Includes $19,859 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(5)

Includes $18,293 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(6)

Includes $13,595 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,172 for retirement savings and 401(k) match.

(7)

Includes $14,299 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $20,895 for retirement savings and 401(k) match.

(8)

Includes $19,620 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,622 for retirement savings and 401(k) match.

(9)

Includes $16,572 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,694 for retirement savings and 401(k) match.

(10)

Includes $13,595 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $22,226 for retirement savings and 401(k) match.

(11)

Includes $12,557 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,476 for retirement savings and 401(k) match.

(12)

Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain recent actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms. Accordingly, we accrued these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. However, these accrued amounts will not be reflected as compensation in the above table until and unless additional payments are made to the Named Executive Officers in settlement of those amounts.

Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. As of February 7, 2014, the base salary payments to the Executives are 18.6% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. A second reinstatement to the Executives, representing approximately 4.5% of the contractual base salary at that time, was approved since January 1, 2013, although as of February 7, 2014, and in recognition of our cash requirements, the second reinstatement has not been implemented.

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction of any remaining unpaid amounts due to certain of those Executives, we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013, (i) to pay $100,000 ($20,000 per Executive) of the withheld compensation in cash and (ii) to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”). As of February 7, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance has been reflected in our financial statements as of and for the year ended September 30, 2013. However, these amounts will not be reflected as compensation in the above table until and unless the shares are issued and/or the cash payments are made to the Named Executive Officers.

(13)

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

The objectives related to fiscal 2011 and fiscal 2012 were based on discussions between the Board and the Executives that had been going on for some time as part of the process of agreeing on the Executive Incentive Plan. In addition, as disclosed in our previous public filings, the Compensation Committee had already indicated their intent as of January 14, 2011 to issue options to purchase an aggregate of at least 450,000 underlying common shares to the Executives as a group, for which the issuance and vesting would have required no performance and which would have been convertible into paid-up shares (including tax effect) under certain circumstances. Accordingly, the Board determined that the objectives for fiscal 2011 and fiscal 2012 were a reasonable basis for the issuance of an aggregate of 950,000 Executive Incentive Shares to the Executives as a group for the accomplishment of those goals for that two-year period. In addition, we agreed to issue an aggregate of 1.3 million Executive Incentive Shares to the Executives (as a group) as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled.

The 2,250,000 Executive Incentive Shares that were earned as of the date the Executive Incentive Plan was established were issued in May 2013 and recorded on our financial statements based on their fair value at the time of the February 20, 2013 agreement, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,500 is included in the amounts reflected as non-cash compensation expense for the year ended September 30, 2013 in the above table.

In September 2013, the Executives as a group were issued an aggregate of 250,000 Executive Incentive Shares for meeting one of the fiscal 2013 objectives - achieving positive EBITDA, as adjusted, for at least two quarters of fiscal 2013. Accordingly, those shares have been recorded on our financial statements and reflected in the amounts in the above table as non-cash compensation expense of $77,500 for the year ended September 30, 2013, based on their fair value of $0.31 per share as of August 9, 2013, the date it was conclusively determined that the objective had been met and the shares had been earned. Accomplishment of the other objectives for fiscal 2013 would have resulted in an aggregate of 375,000 Executive Incentive Shares issued to the Executives as a group. However, as of September 30, 2013 the issuance of these shares related to the other 2013 objectives has not been reflected on our financial statements, since based on the fiscal year 2013 financial results the issuance of these shares is not considered probable.

Accomplishment of the objectives for fiscal 2014 through fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year.

The Executive Incentive Shares are being issued in accordance with the terms of the 2007 Equity Incentive Plan (the “Plan”) which our Board of Directors and a majority of our shareholders adopted on September 18, 2007 and they amended on March 25, 2010 and on June 13, 2011, and to the extent these and other issuances under the Plan do not exceed the number of authorized Plan shares – see “2007 Equity Incentive Plan” below. The Executive Incentive Shares are subject to a complete restriction on the Executive’s ability to access or transact in any way such shares until the restriction is lifted. Upon a change of control, termination of the Executive’s employment or the imminently proposed and/or anticipated sale of the Company at a price of $1.00 per common share or more, all restrictions on the Executive Incentive Shares and any other common shares held by the Executives will be lifted. In the case of a sale, all restrictions will be lifted in time for those previously restricted shares to participate in all voting with respect to the proposed sale and will be eligible, at the Executive’s option, for inclusion as part of the shares sold in that transaction. Due to the restrictions on the Executive Incentive Shares, we have determined that the issuance thereof will not result in taxable compensation income to the Executives (or tax deductible compensation expense to the Company) until such restrictions have been lifted.

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

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding stock options or stock awards held by the Named Executive Officers as of September 30, 2013.

2007 Equity Incentive Plan

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. The options and stock grants authorized for issuance under the Plan were in addition to those already issued under the 1996 Plan, although as discussed above we may no longer issue additional options or stock grants under the 1996 Plan. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 2,877,763 common shares under the Plan (including the 2,500,000 Executive Incentive Shares issued as discussed above) through September 30, 2013, 538,499 outstanding employee, consultant and director Plan Options as of September 30, 2013 and 75,000 outstanding consultant Plan Options as of September 30, 2013, there are 1,008,738 shares available for additional issuances under the Plan. The outstanding Plan Options have exercise prices ranging from $0.65 to $9.42 per share.

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

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plan are therefore not ascertainable. On February 7, 2014, the closing price of our common stock as reported on OTCQB was $0.19 per share.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information regarding beneficial ownership of our common stock as of February 7, 2014 held by:

•

persons who own beneficially more than 5% of our outstanding common stock,

•

our directors,

•

named executive officers, and

•

all of our directors and officers as a group.

Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from February 7, 2014 upon exercise of options, warrants, convertible securities or other rights to receive our common shares. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, convertible securities or other rights to receive our common shares that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders received from our transfer agent as of February 7, 2014. At that date, approximately 67% of our outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.  Shares held by CEDE & Co. are not reflected in the following table. For purposes of calculating beneficial ownership percentages in the following table, the number of total outstanding shares used as the denominator includes an aggregate of 2.5 million fully restricted common shares issued to the named executive officers, but because of the nature of the restrictions those 2.5 million shares are not considered beneficially owned by those executives for purposes of the table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	1,660	-
Alan M. Saperstein (2)	1,973	-
Clifford Friedland (3)	123,906	0.6%
David Glassman (4)	123,878	0.6%
Robert E. Tomlinson (5)	-	-
Carl L. Silva (6)	25,000	0.1%
Leon Nowalsky (7)	25,000	0.1%
Robert D. (“RD”) Whitney (8)	25,000	0.1%
All directors and officers as a group (eight persons) (9)	326,417	1.6%

 (1)

Includes 1,660 shares of our common stock presently outstanding. Excludes 603,000 common shares issued and outstanding but subject to restriction on the ability of Mr. Selman to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details.

 (2)

Includes 1,973 shares of our common stock presently outstanding. Excludes 596,000 common shares issued and outstanding but subject to restriction on the ability of Mr. Saperstein to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details.

 (3)

Includes 74,538 shares of our common stock presently outstanding, 24,684 shares of our common stock held by Titan Trust and 24,684 shares of our common stock held by Dorado Trust. Excludes 446,000 common shares issued and outstanding but subject to restriction on the ability of Mr. Friedland to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details.  Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

 (4)

Includes 74,510 shares of our common stock presently outstanding, 24,684 shares of our common stock held by JMI Trust and 24,684 shares of our common stock held by Europa Trust. Excludes 446,000 common shares issued and outstanding but subject to restriction on the ability of Mr. Glassman to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

 (5)

Excludes 409,000 common shares issued and outstanding but subject to restriction on the ability of Mr. Tomlinson to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details. Also excludes 41,073 restricted common shares that may not be transacted by Mr. Tomlinson for any reason whatsoever prior to Board approval, which has not been granted.

 (6)

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

 (8)

Includes vested options to acquire 25,000 common shares at $1.00 per share.

 (9)

See footnotes (1) through (8) above.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and certain other related assets. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and in December 2009 this amount was again increased to $2.0 million. The outstanding balance bears interest at 12.0% per annum, adjustable based on changes in prime after December 27, 2011 (was prime plus 8% per annum through December 2, 2008, prime plus 11% per annum from that date through December 28, 2009 and 13.5% per annum from that date to December 27, 2011), payable monthly in arrears. Effective December 28, 2009, we also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. We paid the Lender initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year, a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit, and commitment fees aggregating $60,000 related to the continuation of the Line for three additional years through December 2013. We also pay the Lender fees and expenses totaling approximately two to three thousand dollars per quarter related to their reviews of our receivable and other records related to the loan. Although the Line expired on December 27, 2013, we and the Lender have been actively working together to complete the documentation for the renewal of that Line and on January 13, 2014 we received a letter from the Lender confirming that they will be renewing the Line through December 31, 2015, with terms materially equivalent to the just expired Line. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, will be incurred for the two-year renewal of the Line, payable in two equal installments when the Line is formally renewed and December 2014. The outstanding balance due under the Line was approximately $1.5 million as of February 7, 2014. Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

In April 2009 we borrowed $750,000 from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by Mr. Fred Deluca, one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. In June 2009, we borrowed an additional $250,000 from Rockridge in accordance with the Rockridge Agreement. On September 14, 2009, we entered into Amendment Number 1 to the Agreement (the “Amendment”), as well as an Allonge to the Note (the “Allonge”), which allowed us to borrow up to an additional $1.0 million from Rockridge. We borrowed $500,000 on September 18, 2009 and the remaining $500,000 on October 20, 2009, resulting in cumulative borrowings under the Rockridge Agreement, as amended, of $2.0 million. This transaction is secured by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders and is repayable in equal monthly installments through September 14, 2014. The outstanding balance due under the Rockridge Note was approximately $520,000 as of February 7, 2014 and is convertible into our common stock using a minimum conversion price of $2.40 per share. The Note and Stock Purchase Agreement also provides that Rockridge may receive an origination fee of 591,667 restricted Onstream common shares (the “Shares”) upon not less than sixty-one (61) days written notice to us, which notice has not yet been given. The Rockridge Agreement, as amended, provides that on September 14, 2014 (the “Maturity Date”) we shall pay Rockridge up to a maximum of $75,000, based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii).

On December 29, 2009, we entered into an agreement with CCJ Trust (“CCJ”) whereby accrued interest on a previous $200,000 cash advance through that date of $5,808 was paid by us in cash and the $200,000 advance was converted to an unsecured subordinated note payable (the “CCJ Note”) at a rate of 8% interest per annum in equal monthly installments of principal and interest for 48 months plus a $100,000 principal balloon at maturity, although none of those payments were subsequently made by us. CCJ is a trust for the adult children of Mr. Charles Johnston, one of our directors at that time, and he disclaims any beneficial ownership interest in CCJ. To resolve the payment default, the CCJ Note was amended in January 2011 to prospectively increase the interest rate to 10% per annum, payable quarterly, and to require two principal payments of $100,000 each on December 31, 2011 and December 31, 2012, respectively. This amendment also called for our cash payment of the previously accrued interest in the amount of $16,263 on or before January 31, 2011. On July 22, 2011, in order to reduce our near-term cash requirements, we agreed to convert $90,000 of the $100,000 December 31, 2011 principal payment to 100,000 common shares, leaving a remaining balance outstanding under the CCJ Note of $110,000, of which $10,000 was paid in January 2012. Three quarterly interest payments on the remaining outstanding $100,000 balance were subsequently made in cash and as of December 31, 2012 we would have owed the $100,000 principal plus the final quarterly interest payment of $2,500. However, we agreed with CCJ to combine that $102,500 obligation with another unpaid obligation of $43,279. The combined obligation of $145,779 was the principal amount of a replacement subordinated note issued to CCJ dated December 31, 2011 and payable in 24 monthly principal and interest installments of $6,862.32 starting January 31, 2013 and which payment amount included interest at 12% per annum. Prior to the issuance of the December 31, 2012 replacement note, the CCJ Note was convertible by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share (which was $3.00 per share prior to the January 2011 renegotiation). The December 31, 2012 replacement note had no conversion rights. On November 4, 2013, the outstanding principal balance of the CCJ Note, as well as accrued but unpaid interest, in the aggregate amount of $125,000 was satisfied from the gross proceeds of a $250,000 note issued by us to the same lender. However, Mr. Johnston was no longer an ONSM director at the time the $250,000 note was negotiated.

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

On January 4, 2011, we received a funding commitment letter (the “2011 Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2011, aggregate cash funding of up to $500,000, which could be requested in multiple tranches. Mr. Charles Johnston, one of our directors at that time, is the president of J&C. The 2011 Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources were not available, but did not represent any obligation on our part to accept such funding on those terms, was not expected by us to be exercised and was not exercised. The cash provided under the 2011 Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2012 and (b) our issuance of 1 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of the 2011 Funding Letter, other than funding received in connection with the LPC Facility, this Funding Letter would be terminated.

On January 10, 2012, we received a funding commitment letter (the “January 2012 Funding Letter”) from J&C, agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2012, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. This January 2012 Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but did not represent any obligation on our part to accept such funding on these terms, was not expected by us to be exercised and was not exercised. The cash provided under the January 2012 Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2013 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of the January 2012 Funding Letter, other than funding received in connection with the LPC Facility, the January 2012  Funding Letter would be terminated. As part of the transaction under which J&C issued the January 2012 Funding Letter, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ received upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. Based on the shortfall plus (i) the increased value of the underlying common stock related to this tranche as well as the second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, the total economic cost of the January 2012 Funding Letter was approximately $130,000.

On December 21, 2012, we received a funding commitment letter (the “December 2012 Funding Letter”) from J&C, agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2013, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. The December 2012 Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but did not represent any obligation to accept such funding on these terms, was not expected by us to be exercised and was not exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2013 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of the December 2012 Funding Letter, other than funding received in connection with the LPC Purchase Agreement, to refinance existing debt and up to $500,000 funding for general working capital or other business uses, the December 2012 Funding Letter would be terminated. As provided in the A-13 Designation, any shares of Series A-13 still outstanding as of December 31, 2012 would automatically convert into our common shares. In December 2012, as part of a transaction under which J&C Resources issued us the December 2012 Funding Letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. Based on the estimated shortfall calculated based on the closing ONSM share price on the date of the agreement with J&C Resources, plus the increased value of the underlying common stock related to this tranche of Series A-13 shares owned by CCJ, the total economic cost of the December 2012 Funding Letter was approximately $151,000.

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

On January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (the “New CCJ Note”), bearing interest at 12% per annum and subordinated to our secured debts to Thermo Credit and Rockridge Capital. New CCJ Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. In connection with this financing, we issued 30,000 restricted common shares (the “CCJ Common Stock”) to CCJ, of which we have agreed to buy back up to 5,000 shares, under certain terms. The buy-back terms are as follows: If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 2,500 shares of the originally issued CCJ Common Stock from CCJ at $0.80 per share. If the fair market value of the CCJ Common Stock is not equal to at least $0.80 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 5,000 shares of the originally issued CCJ Common Stock, less the amount of any shares already bought back at the one year point, from CCJ at $0.80 per share. The above only applies to the extent the CCJ Common Stock is still held by CCJ at the applicable dates. On November 4, 2013, the outstanding principal balance of the $25,000 note issued to CCJ, as well as accrued but unpaid interest, in the aggregate amount of $26,000 was satisfied from the gross proceeds of a $250,000 note issued by us to the same lender. However, Mr. Johnston was no longer an ONSM director at the time the $250,000 note was negotiated.

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

Director independence

Our independent directors are Messrs. Silva, Nowalsky and Whitney.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The audit fees billed to us by Mayer Hoffman McCann P.C. (“MHM”) for professional services rendered during the fiscal year ended September 30, 2013 were $229,100 for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2012, and March 31 and June 30, 2013.

The audit fees billed to us by MHM for professional services rendered during the fiscal year ended September 30, 2012 were $220,000 for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2011, and March 31 and June 30, 2012.

Audit Related Fees

The aggregate fees billed to us by MHM for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were $8,509 and none for the fiscal years ended September 30, 2013 and 2012, respectively.

Tax Fees

The aggregate fees billed to us by MHM for tax related services were $750 and none for the fiscal years ended September 30, 2013 and 2012, respectively.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by MHM for services rendered for the fiscal years ended September 30, 2013 or 2012.

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

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Number

Description

2.1

Agreement and Plan of Merger dated as of October 22, 2003 by and between Visual Data Corporation, OSM, Inc., a subsidiary of Visual Data Corporation, and Onstream Media Corporation (11)

2.2

Amendment #1 to Agreement and Plan of Merger dated as of October 15, 2004 by and between Visual Data Corporation, OSM, Inc., a subsidiary of Visual Data Corporation, and Onstream Media Corporation (13)

2.3

Agreement and Plan of Merger dated June 4, 2001 among Entertainment Digital Network, Inc., Visual Data Corporation and Visual Data San Francisco, Inc. (6)

2.4

Agreement and Plan of Reorganization between Visual Data Corporation, Media on Demand, Inc. and Charles Saracino (6)

2.5

Infinite Conferencing Merger Agreement dated March 26, 2007 (17)

3.1.1

Articles of Incorporation (1)

3.1.2

Articles of Amendment dated July 26, 1993 (1)

3.1.3

Articles of Amendment dated January 17, 1994 (1)

3.1.4

Articles of Amendment dated October 11, 1994 (1)

3.1.5

Articles of Amendment dated March 25, 1995 (1)

3.1.6

Articles of Amendment dated October 31, 1995 (1)

3.1.7

Articles of Amendment dated May 23, 1996 (1)

3.1.8

Articles of Amendment dated May 5, 1998 (2)

3.1.9

Articles of Amendment dated August 7, 1998 (3)

3.1.10

Articles of Amendment dated May 22, 2000 (4)

3.1.11

Articles of Amendment dated April 11, 2002 (7)

3.1.12

Articles of Amendment dated June 24, 2003, with regard to Series A-9 Convertible Preferred Stock (8)

3.1.13

Articles of Amendment dated June 20, 2003, with regard to reverse stock split (9)

3.1.14

Articles of Amendment dated December 23, 2004, with regard to the designations for Series A-10 Convertible Preferred Stock (14)

3.1.15

Articles of Amendment dated December 30, 2004, with regard to corporate name change (13)

3.1.16

Articles of Amendment dated February 7, 2005 with regard to the designations for Series A-10 Convertible Preferred Stock (15)

3.1.17

Articles of Amendment dated January 7, 2009 with regard to the designations for Series A-12 Redeemable Convertible Preferred Stock (18)

3.1.18

Articles of Amendment dated December 23, 2009 with regard to the designations for Series A-13 Convertible Preferred Stock (19)

3.1.19

Articles of Amendment dated April 5, 2010 with regard to reverse stock split (23)

3.1.20

Articles of Amendment dated June 17, 2010 with regard to the number of authorized shares (24)

3.1.21

Articles of Amendment dated September 22, 2010 with regard to the designations for Series A-14 Convertible Preferred Stock (25)

3.1.22

Articles of Amendment dated March 2, 2011 with regard to the designations for Series A-13 Convertible Preferred Stock (20)

3.1.23

Articles of Amendment dated January 20, 2012 with regard to the designations for Series A-13 Convertible Preferred Stock (26)

3.1.24

Articles of Amendment dated December 21, 2012 with regard to the designations for Series A-13 Convertible Preferred Stock (27)

3.2

By-laws (1)

4.1

Specimen Common Stock Certificate (1)

4.2

12% Convertible Secured Note - Rockridge (16)

4.3

Allonge to 12% Convertible Secured Note – Rockridge (22)

4.4

Allonge #2 to 12% Convertible Secured Note – Rockridge

4.5

Amended and Restated Promissory Note dated December 27, 2011 – Thermo Credit (28)

4.6

Senior Secured Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

4.7

First Amendment and Allonge to Secured Promissory Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated June 14, 2013

10.1

Form of 2007 Equity Incentive Plan (29)

10.2

Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Randy S. Selman (19)

10.3

Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Alan Saperstein (19)

10.4

Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Clifford Friedland (19)

10.5

Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and David Glassman (19)

10.6

Employment Agreement (Amended) dated August 11, 2009 between Onstream Media Corporation and Robert Tomlinson (19)

10.7

Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (16)

10.8

Security Agreement for 12% Convertible Secured Note - Rockridge (16)

10.9

First Amendment to Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (22)

10.10

Amended and Restated Loan Agreement dated December 27, 2011 – Thermo Credit (28)

10.11

Amended and Restated Security Agreement dated December 27, 2011 – Thermo Credit (28)

10.12

Note Purchase Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

10.13

Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated June 14, 2013 with respect to March 18, 2013 Note Purchase Agreement

10.14

Security Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

10.15

Advisory Services Agreement between Sigma Capital Advisors, LLC and Onstream Media, dated March 18, 2013 (30)

10.16

Office Lease with 100 Morris Avenue Partners dated August 6, 2012

10.17

Addendum dated July 8, 2013 to Office Lease with 100 Morris Avenue Partners

14.1

Code of Business Conduct and Ethics (11)

14.2

Corporate Governance and Nominating Committee Principles (23)

14.3

Audit Committee Charter

14.4

Compensation Committee Charter

21.1

Subsidiaries of the Registrant

23.1

Consent of Independent Registered Public Accounting Firm

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1

Section 906 Certification of Chief Executive Officer

31.2

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

(2)

Incorporated by reference to the registrant's current report on Form 8-K dated May 19, 1998.

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

(7)

Incorporated by reference to the registrant's registration statement on Form S-3, file number 333-89042, filed on May 24, 2002.

(8)

Incorporated by reference to the registrant's current report on Form 8-K filed July 2, 2003.

(9)

Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2003 and filed on August 13, 2003.

(10)

Incorporated by reference to the registrant's current report on Form 8-K filed October 28, 2003.

(11)

Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2003 and filed on December 22, 2003.

(12)

Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2004 and filed on January 13, 2005.

(13)

Incorporated by reference to the registrant’s current report on Form 8-K filed on January 4, 2005.

(14)

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

(19)

Incorporated by reference to the registrant's Annual Report on Form 10-K for the period ended September 30, 2009 filed on December 29, 2009.

(20)

Incorporated by reference to the registrant's current report on Form 8-K filed March 4, 2011.

(21)

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

(28)

Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2011 and filed on February 21, 2012.

(29)

Incorporated by reference to the registrant's Annual Report on Form 10-K for the period ended September 30, 2011 and filed on January 13, 2012.

(30)

Incorporated by reference to the registrant's current report on Form 8-K filed March 22, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation (Registrant)

By: /s/ Randy S. Selman

       Randy S. Selman

       President, Chief Executive Officer

Date: February 19, 2014

By: /s/ Robert E. Tomlinson

Robert E. Tomlinson

Chief Financial Officer and

Principal Accounting Officer

Date: February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy S. Selman	Director, President,	February 19, 2014
Randy S. Selman	Chief Executive Officer

By: /s/ Robert E. Tomlinson	Chief Financial Officer and	February 19, 2014
Robert E. Tomlinson	Principal Accounting Officer

By: /s/ Alan Saperstein	Director and Chief	February 19, 2014
Alan Saperstein	Operating Officer

By: /s/ Clifford Friedland	Director and Senior Vice	February 19, 2014
Clifford Friedland	President Business Development

By: /s/ Carl Silva	Director	February 19, 2014
Carl Silva

By: /s/ Leon Nowalsky	Director	February 19, 2014
Leon Nowalsky

By: /s/ Robert D. (“RD”) Whitney	Director	February 19, 2014
Robert D. (“RD”) Whitney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Onstream Media Corporation

Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation and subsidiaries as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2013. Onstream Media Corporation and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Certified Public Accountants

Boca Raton, Florida

February 19, 2014

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,018	$359,795
Accounts receivable, net of allowance for doubtful accounts
of $234,879 and $195,737, respectively	2,175,505	2,357,726
Prepaid expenses	142,307	293,294
Inventories and other current assets	140,585	146,159
Total current assets	2,715,415	3,156,974
PROPERTY AND EQUIPMENT, net	2,047,633	2,841,115
INTANGIBLE ASSETS, net	669,543	277,579
GOODWILL, net	8,358,604	10,146,948
OTHER NON-CURRENT ASSETS	136,215	146,215
Total assets	$13,927,410	$16,568,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,927,430	$1,634,110
Accrued liabilities	1,527,435	1,398,668
Amounts due to directors and officers	409,410	669,697
Deferred revenue	152,696	138,856
Notes and leases payable – current portion, net of discount	2,198,858	1,650,985
Convertible debentures – current portion, net of discount	587,198	407,384
Total current liabilities	6,803,027	5,899,700
Accrued liabilities – non-current portion	354,813	-
Notes and leases payable, net of current portion and discount	759,932	189,857
Convertible debentures, net of current portion and discount	548,796	801,844
Detachable warrant, associated with sale of common/preferred shares	-	81,374
Total liabilities	8,466,568	6,972,775
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A-13 Convertible Preferred stock, par value $.0001 per share, authorized 170,000 shares, zero and 17,500 issued and outstanding, respectively	-	2
Series A-14 Convertible Preferred stock, par value $.0001 per share, authorized 420,000 shares, zero and 160,000 issued and outstanding, respectively	-	16
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 19,345,744 and 12,902,217 issued and outstanding, respectively	1,933	1,289
Common stock committed for issue – 2,291,667 and 366,667 shares, respectively	229	37
Additional paid-in capital	144,385,772	141,199,589
Obligation to repurchase common shares	(164,000)	-
Accumulated deficit	(138,763,092)	(131,604,877)
Total stockholders’ equity	5,460,842	9,596,056
Total liabilities and stockholders’ equity	$13,927,410	$16,568,831

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2013	2012
REVENUE:
Audio and web conferencing	$9,121,228	$8,363,030
Webcasting	4,953,184	5,937,701
DMSP and hosting	960,187	1,697,421
Network usage	1,950,252	1,964,176
Other	233,147	197,007
Total revenue	17,217,998	18,159,335

COSTS OF REVENUE:
Audio and web conferencing	2,516,451	2,452,499
Webcasting	1,369,189	1,851,679
DMSP and hosting	141,264	794,783
Network usage	939,250	924,899
Other	63,223	79,515
Total costs of revenue	5,029,377	6,103,375

GROSS MARGIN	12,188,621	12,055,960

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	7,945,565	7,292,350
Compensation paid with common shares and other equity	1,639,994	586,969
Professional fees	1,194,587	1,958,533
Other	2,552,367	2,283,888
Impairment loss on goodwill	2,200,000	550,000
Impairment loss on property and equipment	1,000,000	-
Depreciation and amortization	1,274,168	1,401,433
Total operating expenses	17,806,681	14,073,173

Loss from operations	(5,618,060)	(2,017,213)

OTHER EXPENSE, NET:
Interest expense	(1,411,289)	(775,462)
Debt extinguishment loss	(143,251)	-
Gain from adjustment of derivative liability to fair value	27,480	106,837
Other (expense) income, net	(24,382)	53,162

Total other expense, net	(1,551,442)	(615,463)

Net loss	$(7,169,502)	$(2,632,676)

Loss per share – basic and diluted:

Net loss per share	$(0.39)	$(0.22)
Weighted average shares of common stock outstanding – basic and diluted	18,496,064	12,188,002

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2012 AND 2013

							Common Stock Committed for Issue
	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock				Additional Paid-In Capital		Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Gross	Discount		Total

Balance, September 30, 2011	35,000	$3	420,000	$42	11,779,521	$1,177	366,667	$37	$140,291,477	$(146,418)	$(128,814,758)	$11,331,560
Issuance of options for employee services	-	-	-	-	-	-	-	-	373,658	-	-	373,658
Issuance of common shares and options for consultant services	-	-	-	-	352,421	35	-	-	254,631	-	-	254,666
Sale of common shares	-	-	-	-	200,000	20	-	-	139,980	-	-	140,000
Issuance of common shares for interest and financing fees	-	-	-	-	201,531	20	-	-	135,828	-	-	135,848
Conversion of Series A-13 to common shares	(17,500)	(1)	-	-	101,744	10	-	-	(9)	-	-	-
Conversion of Series A-14 to common shares	-	-	(260,000)	(26)	260,000	26	-	-	-	-	-	-
Dividends on Series A-13	-	-	-	-	7,000	1	-	-	4,024	-	(11,025)	(7,000)
Dividends on Series A-14 – amortization of discount	-	-	-	-	-	-	-	-	-	146,418	(146,418)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,632,676)	(2,632,676)

Balance, September 30, 2012	17,500	$2	160,000	$16	12,902,217	$1,289	366,667	$37	$141,199,589	$-	$(131,604,877)	$9,596,056

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2012 AND 2013

(Continued)

							Common Stock Committed for Issue
	Series A- 13 Preferred Stock		Series A- 14 Preferred Stock		Common Stock				Additional Paid-In Capital	Obligation to Repurchase	Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par		Common Shares		Total

Balance, September 30, 2012	17,500	$2	160,000	$16	12,902,217	$1,289	366,667	$37	$141,199,589	-	$(131,604,877)	$9,596,056
Issuance of common shares and options for employee services	-	-	-	-	2,500,000	250	1,700,000	170	1,884,170	-	-	1,884,590
Issuance of common shares for consultant services	-	-	-	-	713,943	71	-	-	229,483	-	-	229,554
Issuance of common shares for interest and financing fees	-	-	-	-	2,040,000	204	-	-	762,296	-	-	762,500
Issuance of right to obtain common shares for financing fees	-	-	-	-	-	-	225,000	22	78,728	-	-	78,750
Reclassification from liability arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred	-	-	-	-	-	-	-	-	53,894	-	-	53,894
Conversion of debt to common shares	-	-	-	-	583,334	58	-	-	174,942	-	-	175,000
Conversion of Series A-13 to common shares	(17,500)	(2)	-	-	437,500	44	-	-	(42)	-	-	-
Conversion of Series A-14 to common shares	-	-	(160,000)	(16)	160,000	16	-	-	-	-	-	-
Obligation to repurchase common shares	-	-	-	-	-	-	-	-	-	(164,000)	-	(164,000)
Dividends on Series A-13	-	-	-	-	8,750	1	-	-	2,712	-	11,287	14,000
Net loss	-	-	-	-	-	-	-	-	-	-	(7,169,502)	(7,169,502)

Balance, September 30, 2013	-	$-	-	$-	19,345,744	$1,933	2,291,667	$229	$144,385,772	$ (164,000)	$(138,763,092)	$5,460,842

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,169,502)	$(2,632,676)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,274,168	1,401,433
Impairment loss on goodwill	2,200,000	550,000
Impairment loss on property and equipment	1,000,000	-
Professional fee expenses paid with equity, including amortization
of deferred expenses for prior period issuances	241,348	607,123
Compensation expenses paid with common shares and other equity	1,639,994	586,969
Amortization of discount on convertible debentures	188,160	230,523
Amortization of discount on notes payable	327,412	47,099
Interest expense paid in common shares and options	11,100	-
Debt extinguishment loss	143,251	-
Gain from adjustment of derivative liability to fair value	(27,480)	(106,837)
Bad debt expense and other	125,455	(6,363)
Net cash (used in) provided by operating activities, before
changes in current assets and liabilities other than cash	(46,094)	677,271
Changes in current assets and liabilities other than cash:
Decrease in accounts receivable	124,177	79,151
Decrease (increase) in prepaid expenses	3,744	(7,715)
Decrease (increase) in inventories and other current assets	5,573	(7,060)
Increase in accounts payable, accrued liabilities and
amounts due to directors and officers	403,031	280,328
Increase in deferred revenue	13,840	42,419
Net cash provided by operating activities	504,271	1,064,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Intella2 acquisition (see note 2)	(713,477)	-
Acquisition of property and equipment	(822,424)	(947,524)
Net cash (used in) investing activities	(1,535,901)	(947,524)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended September 30,

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$2,560,137	$1,737,828
Proceeds from convertible debentures, net of expenses	680,503	-
Proceeds from sale of common shares, net of expenses	-	140,000
Repayment of notes and leases payable	(1,831,550)	(1,513,814)
Repayment of convertible debentures	(480,237)	(411,954)
Net cash provided by (used in) financing activities	928,853	(47,940)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,777)	68,930
CASH AND CASH EQUIVALENTS, beginning of year	359,795	290,865
CASH AND CASH EQUIVALENTS, end of year	$257,018	$359,795

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$884,617	$515,281

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$229,554	$254,666
Issuance of shares and options for employee services	$1,884,590	$373,658
Issuance of common shares for interest and financing fees	$762,500	$135,848
Issuance of right to obtain common shares for financing fees	$78,750	$-
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with
financing commitment letter and note refinancing, respectively	$107,442	$21,081
Declaration of dividends payable on A-13 preferred shares	$3,500	$21,000
Issuance of common shares for dividends payable on
A-13 preferred shares	$2,713	$4,025
Elimination of obligation for previously accrued or declared dividends
payable on A-13 preferred shares	$14,787	$9,975
Issuance of common shares upon conversion of debt	$175,000	$-
Issuance of common shares upon conversion of Series A-13 preferred	$175,000	$175,000
Issuance of common shares upon conversion of Series A-14 preferred	$200,000	$325,000
Reclassification from liability to additional paid-in capital arising from modification of detachable warrant associated with sale of common
shares and Series A-14 preferred	$53,894	$-
Initial estimated present value of future obligations for cash payments
in connection with the Intella2 acquisition (see note 2)	$704,449	$-
Agreement to repurchase common shares	$164,000	$-
Satisfaction of short-term obligations with note payable issuances	$418,233	$-
Issuance of note for equipment purchase	$43,953	$72,000

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The Digital Media Services Group consists primarily of our Webcasting division and our DMSP (“Digital Media Services Platform”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.

The Webcasting division, which operates primarily from Pompano Beach, Florida and has a sales and support facility in New York City, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. As of October 1, 2013, the Webcasting division became responsible for sales of the MarketPlace365 service.  The Webcasting division generates revenue primarily through production and distribution fees.

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

SEPTEMBER 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $138.8 million as of September 30, 2013. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

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

 For the year ended September 30, 2013, we had a net loss of approximately $7.2 million, although cash provided by operating activities for that period was approximately $504,000. Although we had cash of approximately $257,000 at September 30, 2013, we had a working capital deficit of approximately $4.1 million at that date.

During the period from June 2013 through January 2014 (i) we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $822,000 in aggregate for fiscal 2014 as compared to 2013 and (ii) we also renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $242,000 for fiscal 2014 as compared to fiscal 2013.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”) – see note 2. The acquired Intella2 operations have achieved positive operating cash flow through September 30, 2013, although we also incurred debt and other liabilities during the year ended September 30, 2013 that was associated specifically or generally with this acquisition – see notes 2 and 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

On February 6, 2014, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before December 31, 2014, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2015 and (b) 7.5 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of its operations or assets, this Funding Letter will be terminated. $25,000 paid by us as consideration for the Funding Letter was deducted from the proceeds of the Working Capital Notes – see note 9.

On February 6, 2014, we executed a summary term sheet (the “Sigma Term Sheet”) with Sigma Opportunity Fund II, LLC (“Sigma”), whereby Sigma agreed to provide us financing under the following terms, subject to mutually agreeable documentation (including customary representations, warranties, default provisions, indemnities, covenants, seniority and security equivalent to those in the existing Sigma Note – see note 4) and with both parties committing their best efforts to finalize the documentation and the transaction by February 28, 2014 (“Closing”):

•     $500,000 (the “New Sigma Note”) would be funded to us at Closing and would be repayable by us on October 31, 2014. In addition, principal and interest payments otherwise due on the existing Sigma Note, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, would be deferred until the December 18, 2014 maturity date of the Sigma Note. Interest at 17% per annum will accrue on the new Sigma Note as well as the deferred payments under the existing Sigma Note, compounding monthly, and will be payable at the respective principal maturity dates. Upon receipt by us of funds in excess of $2.0 million as a result of (i) the sale of all or a part of our operations or assets or (ii) fees or commissions related to any mergers/acquisition related activities, all outstanding principal and interest due with respect to the New Sigma Note and the existing Sigma Note would be due.

•     We will be required to use at least $107,000 of the New Sigma Note proceeds to pay principal on the Rockridge Note and we have agreed with Rockridge to make related modifications in the Rockridge Note – see note 4. The New Sigma Note will require modification of the existing subordination agreements with Thermo and Rockridge, and Sigma will require that Rockridge agree that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value at any point after August 14, 2014, and always in case of a default on the Sigma or Rockridge Notes. Such repayment amount would be added to the principal of the existing Sigma Note and be due December 18, 2014, and Sigma would receive fees calculated on a pro-rata basis comparable to the terms of the New Sigma Note, based on the amount repaid and the amount of time the repaid debt would be unpaid by us after such repayment.

•     In connection with this new financing, we paid Sigma $10,000 for their legal fees at the time of signing the Sigma Term Sheet. Upon Closing we will pay Sigma fees of $142,857, of which $92,857 would be withheld at Closing from the gross proceeds of the New Sigma Note and the balance repaid at $10,000 per month commencing March 1, 2014. These fees will be due regardless of the early repayment of the Sigma Notes. At Closing, we will also issue Sigma 500,000 common shares. If the New Sigma Note (and all accrued interest) is not paid back by August 14, 2014, we will pay Sigma an additional $100,000 cash fee and issue 1.5 million common shares. If we sign a letter of intent for sale of any of our business units or subsidiaries and for related proceeds in excess of $2 million that Sigma approves in its sole but reasonable discretion, then the August 14, 2014 share issuance shall be 300,000 shares. If the 1.5 million shares are issued on August 14, 2014, but the New Sigma Note, the Sigma Note and any other amounts due to Sigma are paid by December 18, 2014, then Sigma shall return 1.1 million common shares. In the event that we elect not to proceed with this financing, we shall pay Sigma a break-up fee comprised of $20,000 plus reimbursement of their incurred expenses related to this new financing (after a credit for the initial $10,000 paid by us).

•     Sigma shall have the right to convert the New Sigma Note, in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share. Commencing on December 18, 2014, and extending for a period of one year thereafter, Sigma will have the right to require us to purchase up to 1 million of their outstanding, non-sold, ONSM common shares, at $0.25 per share. In addition, if the Sigma Note and all other amounts due to Sigma are not paid by December 18, 2014, on December 19, 2015 we will be obligated to make up $0.05 per share for every share (up to another 1 million shares) that Sigma sold on the market in 2015 for an average price of less than $0.25 per share.

•      At any time prior to December 18, 2014, and extending for a period of one year thereafter, we shall have the right to purchase any and all outstanding, non-sold, common ONSM shares we have issued to Sigma at the higher of: 1) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or 2) $0.25 per share.

During the year ended September 30, 2013, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period. Because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products and our recent increases in sales and marketing expenditures, as well as our anticipated recognition of Intella2 revenues for twelve months in fiscal 2014 as compared to the ten months we recognized in fiscal 2013 (see note 2), we expect our consolidated fiscal 2014 revenues to exceed our consolidated fiscal 2013 revenues. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through September 30, 2014. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses – see note 5 for details – and, in the event of extremely critical or urgent requirements in the future,  are expected to continue to do so.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Line, the Funding Letter or the Sigma Term Sheet and/or that we will be able to sell assets or operations and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

The resolution of debt and other obligations becoming due within a short time after September 30, 2014 (the end of the one year time frame on which our liquidity analysis and conclusions above were based) represents a future unknown contingency.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

We have determined that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, amounts due to directors and officers and deferred revenue approximate fair value due to the short maturity of the instruments. We have also determined that the carrying amounts of certain notes and other debt approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry – these include the Line and Equipment Notes and Leases. The accrued liability for the contingent portion of the Intella2 purchase price, a portion of which is classified as non-current as of September 30, 2013, was determined based on its fair value as of the November 30, 2012 Intella2 acquisition – see note 2 - and the fair value of that liability will be re-evaluated at the end of each subsequent accounting period and adjusted accordingly.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Using the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Instruments as of September 30, 2013, September 30, 2012, or September 30, 2011 and therefore no adjustment with respect to fair value was made to our consolidated financial statements as of those dates or for the years ended September 30, 2013 and 2012.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

During our fourth fiscal quarter ended September 30, 2011, we elected early adoption of the provisions of an ASC update to the above accounting standards that allow us to forego the two step impairment process based on certain qualitative evaluation – see discussion in Effects of Recent Accounting Pronouncements below. Also see note 2 – Goodwill and other Acquisition-Related Intangible Assets.

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

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2013 and September 30, 2012 was immaterial in relation to our recorded liabilities at those dates.

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

SEPTEMBER 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

We have approximately $85.5 million in Federal net operating loss carryforwards as of September 30, 2013, which expire in fiscal years 2018 through 2033. Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $85.5 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $32.2 million and $31.6 million as of September 30, 2013 and 2012, respectively, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the years ended September 30, 2013 and 2012.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, expenses for stock options issued in payment for consultant and employee services but not exercised by the recipients and expenses related to shares issued or committed to be issued in payment for consultant and employee services, until such shares are issued and eligible for resale by the recipient.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of September 30, 2013 and September 30, 2012 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the years ended September 30, 2013 and 2012. The tax years ending September 30, 2009 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

Valuation of Derivatives

In accordance with ASC Topic 815, Derivatives and Hedging, we follow a two-step approach to evaluate an instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to our  own stock, which would in turn determine whether the instrument was treated as a liability to be recorded on our balance sheet at fair value. We have determined that this treatment was applicable to a warrant issued by us in September 2010 – see note 8.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the years ended September 30, 2013 and 2012, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding, including the impact of 2,291,667 shares of common stock committed to be issued for compensation to certain Executives and for a loan origination fee, but not yet issued, as of September 30, 2013 (366,667 shares as of September 30, 2012) – see notes 4 and 5. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 1,300,999 and 3,181,748 at September 30, 2013 and 2012, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2013 have been excluded from the calculation of weighted average shares outstanding: (i) the $590,381 outstanding balance of the Rockridge Note, which could have potentially converted into up to 245,992 shares of our common stock, (ii) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock, (iii)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC which could potentially convert into up to 400,000 shares of our common stock and (iv) the $395,000 portion of the outstanding balance of the Sigma Note which could potentially convert into up to 395,000 shares of our common stock.

In addition, the potential dilutive effects of the following convertible securities outstanding at September 30, 2012 have been excluded from the calculation of weighted average shares outstanding: (i) 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”) which could have potentially converted into 101,744 shares of ONSM common stock (and which were converted into 437,500 shares based on a reduction in the conversion price agreed to by us in December 2012 – see note 6), (ii) 160,000 shares of Series A-14 Convertible Preferred Stock (“Series A-14”) which were converted into 160,000 shares of ONSM common stock during the three months ended December 31, 2012, (iii) the $878,115 outstanding balance of the Rockridge Note, which could have potentially converted into up to 365,882 shares of our common stock, (iv) $350,000 of convertible notes which in aggregate could have potentially converted into up to 583,333 shares of our common stock, excluding interest (of which $175,000 was repaid by the issuance of a cumulative 583,334 shares in January and March 2013 and the balance was repaid in cash – see note 4) and (v) the $100,000 CCJ Note, which could have potentially converted into up to 50,000 shares of our common stock (and which note was renegotiated in December 2012 under terms that did not contain conversion rights – see note 4).

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting and smart encoding costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $789,000 and $966,000 as of September 30, 2013 and 2012, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments, including employee stock options, at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2013 and 2012 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. There were no Plan options granted during the year ended September 30, 2013. For Plan options that were granted and thus valued under the Black-Scholes model during the year ended September 30, 2012, the expected volatility rates were approximately 97%, the risk-free interest rates were approximately 0.4% to 1.1% and the expected terms were 3 to 5 years.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the years ended September 30, 2013 or 2012.

In all valuations above, expected dividends were $0 and the expected term was the full term of the related options (or in the case of extended options, the incremental increase in the option term as compared to the remaining term at the time of the extension). See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $724,000 and $710,000 for the years ended September 30, 2013 and 2012, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss equals comprehensive loss for all periods presented.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$6,400,887	$-	$6,400,887	$8,600,887	$-	$8,600,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Intella2	411,656	-	411,656	-	-	-
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	8,358,604	-	8,358,604	10,146,948	-	10,146,948

Acquisition-related intangible assets (items listed are those remaining on our books as of September 30, 2012):
Infinite Conferencing - customer lists, trademarks and URLs	3,181,197	(3,181,197)	-	3,181,197	(2,922,977)	258,220
Intella2 - customer lists, tradenames, URLs and non-compete	759,848	(90,305)	669,543	-	-	-
Auction Video - patent pending	355,005	(355,005)	-	350,888	(331,529)	19,359
Total intangible assets	4,296,050	(3,626,507)	669,543	3,532,085	(3,254,506)	277,579

Total goodwill and other acquisition-related intangible assets	$12,654,654	$(3,626,507)	$9,028,147	$13,679,033	$(3,254,506)	$10,424,527

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

SEPTEMBER 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through September 30, 2013. The remaining portion of the purchase price, approximately $704,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

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

Eligible revenues for purposes of items (i) and (ii) above exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. The additional purchase price payments per items (i) and (ii) above are due in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The additional purchase price payments per item (iii) above are also subject to certain holdbacks and reserves and as a result payments commenced June 30, 2013 and are expected to continue on a monthly basis thereafter. The unpaid portion of the purchase price is reflected on our September 30, 2013 balance sheet as an accrued liability of $728,586 with a current portion of $537,773 and a non-current portion of $190,813. These amounts represent the remaining unpaid portion of the purchase price as determined as of the time of the initial purchase plus accretion of approximately $74,000, which has been reflected as interest expense on our statement of operations for the year ended September 30, 2013 and less approximately $50,000 of payments made to Intella2 after closing through September 30, 2013, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal).

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of September 30, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

Based on our continuing evaluation, we made adjustments to the following items as of March 31, 2013, as compared to the amounts recorded by us as of December 31, 2012: purchase price increase of approximately $58,000, customer list increase of approximately $123,000, goodwill decrease of approximately $52,000 and other intangible assets decrease of approximately $13,000. Since these changes were based on facts that existed as of the acquisition date, they were recorded with no impact to our results of operations. We have determined that no further adjustments to these amounts are necessary resulting from facts and circumstances arising after the acquisition date.

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

Since November 2013, we have been involved in litigation with Intella2 and its owner, in connection with the Intella2 acquisition. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our September 30, 2013 balance sheet. See note 5.

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

SEPTEMBER 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

The fair value of certain intangible assets (internally developed software, customer lists, trademarks, URLs (internet domain names), favorable contractual terms and employment and non-compete agreements) acquired as part of the Infinite Merger was determined by our management at the time of the merger. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to six years immediately following the merger on a stand-alone basis without regard to the Infinite Merger, as projected by our management and Infinite’s management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. We have amortized these assets over useful lives ranging from 3 to 6 years - as of September 30, 2013 all of these assets had been fully amortized and removed from our balance sheet, although they are presented in the above table for comparison purposes to September 30, 2012, when all of these assets had not yet been fully amortized.

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. Furthermore, as discussed in “Testing for Impairment” below, the Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. This adjustment was reflected in our results of operations for the year ended September 30, 2013 as a charge for impairment of goodwill.

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

SEPTEMBER 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

We allocated the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists, future cost savings for Auction Video services and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1.4 million and were amortized over various lives between two to five years commencing April 2007 -  as of September 30, 2013 all of these assets had been fully amortized and removed from our balance sheet, although they are presented in the above table for comparison purposes to September 30, 2012, when all of these assets had not yet been fully amortized. $600,000 was assigned as the value of the video ingestion and flash transcoder and added to the DMSP’s carrying cost for financial statement purposes – see note 3.

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

With respect to the claims pending in the first of the two applications, the USPTO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. A decision will be made as to our appeal by a three member panel based on these filings, plus oral argument at a hearing which has been requested by us but a time not yet set. The expected timing of this decision is uncertain at this time, but generally would be expected to occur during calendar 2014.

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. Our response to this final rejection is due on or before April 10, 2014, without the payment of extension fees, or on or before July 10, 2014, with the payment of extension fees.

Regardless of the ultimate outcome, our management has determined that an adverse decision with respect to these patent applications would not have a material adverse effect on our financial position or results of operations, since all of the previous costs incurred by us in connection with the patents have been amortized to expense as of September 30, 2013. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated $2,293,000 in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of $2,799,000. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2,071,000. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1,601,000. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1,271,000.   We have continued to evaluate the carrying value of the EDNet goodwill on an annual basis, with no further writedowns required to date.

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

Testing for Impairment

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, goodwill must be tested for impairment on a periodic basis, at a level of reporting referred to as a reporting unit. Although other intangible assets are being amortized to expense over their estimated useful lives, the unamortized balances are still subject to review and adjustment for impairment. There is a two-step process for impairment testing of goodwill and other intangible assets. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. With respect to our annual impairment reviews of our goodwill and other acquisition-related intangible assets conducted as of September 30, 2011 and as of September 30, 2012, we applied the provisions of ASC 350-20-35, which in certain cases allowed us to forego the two-step impairment testing process based on certain qualitative evaluation (see note 1 - Effects of Recent Accounting Pronouncements).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

However, based on our assessment as of September 30, 2013 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of September 30, 2013, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

The material portion of our goodwill and other intangible assets are contained in the EDNet reporting unit, the Acquired Onstream/DMSP reporting unit and the audio and web conferencing reporting unit, which includes the Infinite Conferencing and the OCC/Intella2 divisions. Our reporting units were identified based on the requirements of ASC 350-20-35-33 through 350-20-35-46. According to ASC 350-20-35-34, a component of an operating segment is a reporting unit if that component represents a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. This is the case for the EDNet division, the Acquired Onstream/DMSP division, the Infinite Conferencing division and the OCC/Intella2 division. However, ASC 350-20-35-35 provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. This is the case for the Infinite Conferencing division and the OCC/Intella2 division, since they are both in the business of audio and web conferencing sold primarily to business customers. Although EDNet is in the same operating segment as the Infinite Conferencing division and the OCC/Intella2 division, it is not considered to be part of the audio and web conferencing reporting unit since EDNet offers a specialized telephone service to the entertainment industry (movies, television, advertising) that also uses a specific type of phone line (ISDN) that is different from the standard telephone lines used by the Infinite Conferencing division and the OCC/Intella2 division.

As part of the two-step process discussed above, our management performed discounted cash flow analyses to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. Our management determined the rates and assumptions, including the discount rates and the probability of future revenues and costs, used by it to perform these analyses and also considered macroeconomic and other conditions such as:

•         Onstream’s credit rating, stock price and access to capital

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

SEPTEMBER 30, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

We analyzed our corporate payroll and other costs to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing the projections used by us in the above analyses. We determined that approximately 72% of our corporate costs (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements and expenses as well as the costs of evaluating new business opportunities and products outside the existing divisions.

Based on these evaluations, we determined that it was more likely than not that the fair values of the EDNet and Acquired Onstream reporting units were more than their respective carrying amounts as of September 30, 2013. However, we were unable to arrive at the same conclusion as a result of our evaluation of the audio and web conferencing reporting unit. Accordingly, we performed further calculations and determined that the carrying value of the audio and web conferencing reporting unit exceeded the results of the discounted cash flow analysis for that reporting unit by approximately $2.2 million. Since our book value after a write-down of $2.2 million would approximate fair value (as discussed below) and since there were no other unrecorded intangible assets to be recorded, this difference between the discounted cash flow and the carrying value of the audio and web conferencing reporting unit would be the amount by which the audio and web conferencing reporting unit's goodwill was impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of the audio and web conferencing reporting unit's goodwill as of that date.

In order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we performed an analysis to compare our book value (after the impairment adjustment for the audio and web conferencing reporting unit discussed above) to our market capitalization as of September 30, 2013, including adjustments for (i) paid-for but not issued common shares, such as the Executive Shares (see note 5) and the Rockridge Shares (see note 4) and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2013 which would require further evaluation with respect to the carrying values of our reporting units.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30, 2013			September 30, 2012
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)

Equipment and software	$11,030,480	$(10,414,992)	$615,488	$10,533,026	$(10,133,186)	$399,840	1-5
DMSP	6,033,167	(5,503,423)	529,744	5,882,160	(5,328,649)	553,511	5
Other capitalized internal use software	2,009,397	(1,175,176)	834,221	3,078,552	(1,248,519)	1,830,033	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixture
and leasehold improvements	609,423	(541,243)	68,180	573,196	(515,465)	57,731	2-7
Totals	$21,050,579	$(19,002,946)	$2,047,633	$21,435,046	$(18,593,931)	$2,841,115

Depreciation and amortization expense for property and equipment was approximately $902,000 and $881,000 for the years ended September 30, 2013 and 2012, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

As of September 30, 2013 we have capitalized as part of the DMSP approximately $1.2 million of employee compensation, payments to contract programmers and related costs development of “Streaming Publisher”, a second version of the DMSP with additional functionality. As of September 30, 2013, approximately $935,000 of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009 and approximately $231,000 for a subsequent release in May 2010. The remainder of the costs not in service relate primarily to a new release of the DMSP under development. Streaming Publisher is a stand-alone product based on a different architecture than Store and Stream and is a primary building block of the MP365 platform, discussed below.

As of September 30, 2013 we had capitalized as part of other internal use software approximately $1.5 million of employee compensation and payments to contract programmers for development of the MP365 platform, which was meant to enable the creation of on-line virtual marketplaces and trade shows utilizing many of our other technologies such as DMSP, webcasting, UGC and conferencing. As of September 30, 2013, approximately $972,000 of these costs had been placed in service, including approximately $297,000 for phase one of MP365 placed in service on August 1, 2010 and approximately $675,000 for phase two of MP365 placed in service on July 1, 2011. The remaining costs, not placed in service as of September 30, 2013, related primarily to the next phases of MP365 under development. MP365 development costs exclude costs for development of Streaming Publisher, discussed separately above. Based on the very limited revenues from MP365 over the past year, as well as our decisions that as of September 30, 2013 future development of MP365 would be very limited and that the MP365 division would be discontinued, with MP365 becoming a product offered by the webcasting division, we determined that it would be appropriate to evaluate the remaining carrying value of the former MP365 division’s assets, primarily the unamortized software development costs, for impairment. We performed such an analysis by comparing the carrying value of those assets to the projected undiscounted future cash flows from the MP365 product, as prescribed by applicable accounting literature for evaluating impairment of a depreciable asset with a fixed life. As a result of our analysis, we recognized a net impairment loss of $1.0 million for the year ended September 30, 2013. After the impairment loss, the carrying cost of the MP365 capitalized internal software was reduced to approximately $13,000, which will be depreciated over the twelve months ending September 30, 2014. We will continue to evaluate any MP365 development costs capitalized by us after September 30, 2013 for impairment on the same basis.

As of September 30, 2013 we have capitalized as part of other internal use software approximately $1.4 million of employee compensation and other costs for the development of webcasting applications. As of September 30, 2013, approximately $1,244,000 of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, and approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform. The remaining costs, not placed in service, relate primarily to new features of the webcasting platform under development.

The capitalized software development costs discussed above are summarized as follows:

Period	DMSP	MP365	Webcasting	Totals

Year ended September 30, 2013	$151,000	$144,000	$274,000	$569,000
Year ended September 30, 2012	131,000	289,000	306,000	726,000
Year ended September 30, 2011	99,000	489,000	150,000	738,000
Year ended September 30, 2010	314,000	435,000	180,000	929,000
Year ended September 30, 2009	274,000	148,000	288,000	710,000
Year ended September 30, 2008	186,000	-	213,000	399,000

Totals through September 30, 2013	$1,155,000	$1,505,000	$1,411,000	$4,071,000

All capitalized development costs placed in service are being depreciated over five years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	September 30, 2013	September 30, 2012

Rockridge Note	$590,381	$878,115
Fuse Note	200,000	-
Intella2 Investor Notes (excluding portion in notes payable at September 30, 2013)	200,000	-
Sigma Note (excluding portion in notes payable at September 30, 2013)	395,000	-
Equipment Notes	-	350,000
CCJ Note (included in notes payable at September 30, 2013)	-	100,000
Total convertible debentures	1,385,381	1,328,115
Less: discount on convertible debentures	(249,387)	(118,887)
Convertible debentures, net of discount	1,135,994	1,209,228
Less: current portion, net of discount	(587,198)	(407,384)
Convertible debentures, net of current portion and discount	$548,796	$801,844

Rockridge Note

In April and June 2009 we borrowed $1.0 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. On September 14, 2009, we entered into Amendment Number 1 to the Agreement and an Allonge to the Note, under which we borrowed an additional $1.0 million, resulting in cumulative borrowings by us under the Rockridge Agreement, as amended, of $2.0 million. In connection with this transaction, we issued a note (the “Rockridge Note”), collateralized by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

The Rockridge Note bears interest at 12% per annum. In accordance with an agreement reached with Rockridge in October 2013, the remaining principal balance outstanding under the Rockridge Note, as well as the related interest at 12% per annum, is payable in two (2) equal monthly installments of $21,322, commencing on October 14, 2013 plus nine (9) equal monthly installments of $45,322, commencing on December 14, 2013 plus a final payment of $188,989 due on September 14, 2014 (the “Maturity Date”). In February 2014, Rockridge agreed, subject to the Closing of the Sigma Term Sheet (see note 1), to accept a principal payment of $119,616 (plus accrued interest), after which the outstanding principal balance would be $400,000. After that, we would pay interest on a monthly basis until our repayment of the outstanding principal on October 14, 2014. We would also pay the outstanding principal upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

Prior to this October 2013 agreement, in accordance with a second Allonge to the Note dated December 12, 2012, the remaining principal balance outstanding under the Rockridge Note, as well as the related interest at 12% per annum, was payable in twenty-two (22) equal monthly installments of $41,322, commencing on December 14, 2012 and ending on September 14, 2014. Prior to the second Allonge to the Note, the remaining balance was payable in monthly principal and interest installments of $41,409 through August 14, 2013 plus a balloon payment of $505,648 on September 14, 2013. As consideration for the second Allonge to the Note, the loan origination fee was increased as discussed in more detail below. The balance due under the Rockridge Note is classified between current and non-current on our September 30, 2012 balance sheet based on the payment terms as modified by the December 12, 2012 Allonge.

Since we concluded that there was less than a 10% difference between the present value of the cash flows of the Rockridge Note after the December 12, 2012 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were not considered substantially different and therefore accounting for that modification as an extinguishment of debt was not required.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The Rockridge Agreement, as amended, provided that Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 591,667 restricted shares of our common stock (the “Shares”). This origination fee was 366,667 shares prior to the second Allonge to the Note discussed above. The Rockridge Agreement, as amended, provides that on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 (the “Shortfall Payment”), based on the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum shortfall amount of $75,000 in the aggregate for items (i) and (ii). Through September 30, 2012, we recorded no accrual for this matter on our financial statements, since we believed that the variables affecting any eventual liability, including whether it was probable that our share price would remain below $1.20 (or the $1.07 per share that would result in payment of the full $75,000) until the Maturity Date, could not be reasonably estimated. However, during fiscal 2013 we determined that our share price had remained below $1.20 (and $1.07) per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to  $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement or Amendment Number 1, as applicable, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the additional 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, is being amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, is being amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012. The unamortized portion of the discount was $77,538 and $78,771 as of September 30, 2013 and 2012, respectively. Corresponding increases in common stock committed for issue (at par value) and additional paid-in capital were also recorded for the value of the Shares.

The effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, when reduced it to approximately 28.0% per annum, the December 2012 amendment, which increased it to approximately 29.1% per annum, and the accrual of the Shortfall Payment, which increased it to approximately 31.1% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the assigned value of the Shares on our books, nor do they give effect to the discount from market prices that might be applicable if any portion of the principal is satisfied in common shares instead of cash.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the November 15, 2012 note after its modification (by virtue of its inclusion in the Fuse Note dated March 19, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2013. This $31,170 debt extinguishment loss was calculated as the excess of the $126,000 acquisition cost of the new debt ($100,000 face value of the portion of the March 19, 2013 note replacing the November 15, 2012 note plus the $26,000 fair value of the corresponding pro-rata portion of the common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $94,830.

In connection with the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

In connection with the Fuse Note, we also issued 40,000 restricted common shares to an unrelated third party for finder and other fees. The value of the Fuse Common Stock plus the value of the common stock issued for related financing fees was approximately $52,000, which was reflected as an increase in additional paid-in capital, with one half included in the debt extinguishment loss recognized for the year ended September 30, 2013, as discussed above, and the other half recorded as a discount against the Fuse Note. The discount portion of approximately $26,000 is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 19% per annum. The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $19,094 as of September 30, 2013.

In connection with the issuance of the Fuse Note, we modified the terms on another $200,000 note issued to Fuse on November 30, 2012, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share. This other $200,000 note is discussed in more detail under “Intella2 Investor Notes” below.

Intella2 Investor Notes

The Intella2 Investor Notes, of which $200,000 was convertible into common stock as of September 30, 2013, are discussed under “Notes and Leases Payable” below.

Sigma Note

The Sigma Note, of which $395,000 was convertible into common stock as of September 30, 2013, is discussed under “Notes and Leases Payable” below.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

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

SEPTEMBER 30, 2013

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

However, the terms of the Equipment Notes still provided that on the Maturity Dates (as established in the December 12, 2012 modification), the Recognized Value shall be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the Maturity Dates. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 Maturity Date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we will recognize the actual liability of approximately $16,000 as interest expense during the first quarter of fiscal 2014.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see note 9), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financing. As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014. In addition, we agreed that to the extent the number of outstanding shares of our common stock exceeds 22 million shares, then we will issue the Noteholders additional shares of common stock equal to seventy-six hundredths percent (0.76%, or 0.0076) of the excess over 22 million, times the percentage of the original 416,667 common shares still held by the Noteholders on the six and twelve month anniversary dates of the October and November 2013 financing, as well as the eighteen month maturity date. For clarity, additional issuances based on any particular increase in the number of our outstanding shares over the stated limit will only be made once and so additional issuances on the second and third dates will be limited and related to increases since the first and second dates, respectively.

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Equipment Notes after the December 12, 2012 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2013. This $68,600 debt extinguishment loss was calculated as the excess of the $399,000 acquisition cost of the new debt ($350,000 face value of the notes plus the $49,000 fair value of the 140,000 common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $330,400. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

From October 1, 2011 to May 12, 2012, the effective interest rate of the Equipment Notes was 12% per annum, excluding the impact of our payment of certain interest amounts in discounted common shares instead of cash. The $49,000 fair value of the 70,000 shares issued as part of the May 2012 modification was recorded as a discount (as well as a corresponding increase in additional paid-in capital) and was partially amortized as interest expense over the remaining term of the Equipment Notes through December 31, 2012, resulting in an effective interest rate of approximately 26% per annum through that date. The unamortized portion of this discount was $30,625 as of September 30, 2012 and was $19,600 as of December 31, 2012, prior to its write-off as part of the debt extinguishment loss recognized for the year ended September 30, 2013, as discussed above. The $49,000 fair value of the 140,000 shares issued as part of the December 2012 modification was also included in the debt extinguishment loss (and reflected as an increase in additional paid-in capital). As a result, the effective interest rate of the Equipment Notes after December 31, 2012 was 12% per annum.

Notes and Leases Payable

Notes and leases payable consist of the following:

	September 30, 2013	September 30, 2012

Line of Credit Arrangement	$1,605,672	$1,526,648
Sigma Note (excluding portion in convertible debentures at September 30, 2013)	507,000	-
Subordinated Notes	316,667	300,000
USAC Note	263,398	-
Intella2 Investor Notes (excluding portion in convertible debentures at September 30, 2013)	250,000	-
Investor Notes	200,000	-
CCJ Note (included in convertible debentures at September 30, 2012)	118,157	-
Equipment notes and leases	39,330	65,590
Total notes and leases payable	3,300,224	1,892,238
Less: discount on notes payable	(341,434)	(51,396)
Notes and leases payable, net of discount	2,958,790	1,840,842
Less: current portion, net of discount	(2,198,858)	(1,650,985)
Notes and leases payable, net of current portion and discount	$759,932	$189,857

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Although the Line expired on December 27, 2013, we and the Lender have been actively working together to complete the documentation for the renewal of that Line and on January 13, 2014 we received a letter from the Lender confirming that they will be renewing the Line through December 31, 2015, with terms materially equivalent to the just expired Line. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, will be incurred for the two-year renewal of the Line, payable in two equal installments when the Line is formally renewed and December 2014.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The outstanding principal balance due under the Line may be repaid by us at any time, and the term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, which was applicable starting in the quarter ended March 31, 2012, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through September 30, 2013.

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

Commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the Line. The unamortized portion of the debt discount was $11,568 and $23,446 as of September 30, 2013 and 2012, respectively. A commitment fee of $40,000, calculated as one percent (1%) per year of the maximum allowable borrowing amount, was incurred for the two-year renewal of the Line effective December 28, 2011, and was paid in two equal installments in February and December 2012.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Sigma Note

On March 21, 2013 (the “Sigma Closing”) we closed a transaction with Sigma Opportunity Fund II, LLC (“Sigma”), under which we would receive up to $800,000 pursuant to a senior secured note (“Sigma Note”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. Sigma remitted $600,000 (net of fees and expenses discussed below) to us at the Sigma Closing, and the funding of the remaining $200,000 (“Contingent Financing”) was subject to us meeting certain revenue and operating cash flow targets for either the three months ended June 30, 2013 or the six months ended September 30, 2013, as well as making all scheduled principal and interest payments on our indebtedness to Sigma and our other lenders.

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

Interest, computed at 17% per annum on the outstanding principal balance, is payable in monthly installments, which commenced April 30, 2013. In February 2014, we executed the Sigma Term Sheet for additional financing, which if closed will include the deferral of all principal and interest repayments due under the Sigma Note, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, until the December 18, 2014 maturity date – see note 1. Subject to closing the Sigma Term Sheet financing, the principal balance remains payable as follows:

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

SEPTEMBER 30, 2013

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

In connection with the initial March 2013 financing, we issued 300,000 restricted common shares to Sigma and agreed to reimburse up to $30,000 of Sigma’s legal and other expenses related to this financing, $27,500 of which was paid by us at the Sigma Closing. We also issued 60,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $75,000 advisory fee, in connection with an Advisory Services Agreement we entered into with Sigma Capital effective March 18, 2013. $55,000 of the cash fee was paid by us at the Sigma Closing and the remaining $20,000 was paid over the next four months.  We also paid finders and other fees to unrelated third parties in connection with this transaction, which totaled 60,000 restricted common shares and $12,000 cash.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Sigma Note (continued)

The value of the common stock issued plus the amount of cash paid for related financing fees and expenses, was reflected as a $511,188 discount against the Sigma Note (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 56% per annum (which was 60% per annum for the period prior to the June 2013 amendment). This effective rate would increase in the event an Early Repayment Amount was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against the Sigma Note was $348,823 (including $152,755 related to the portion of this debt classified as a convertible debenture) as of September 30, 2013.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes

Since March 9, 2012, we have received funding from various unrelated lenders, of which $316,667 and $300,000 was outstanding as of September 30, 2013 and 2012, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

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

On April 30, 2012 we received $100,000 for an unsecured subordinated note bearing interest at 15% per annum. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $11,800. This amount was reflected as a discount and was amortized as interest expense over the one year term through November 1, 2012. Including this discount, the effective interest rate of this note was approximately 29% per annum. On December 31, 2012 we issued an additional 35,000 common shares to the holder of this note in exchange for a reduction of the interest rate from 15% to 12% per annum, effective November 1, 2012, and a modification of the principal payment schedule to a single payment of $100,000 due on October 31, 2014. Prior to this modification, the principal was payable in equal monthly installments of $8,333 starting November 30, 2012, with the balance of $58,333 payable on April 30, 2013, although none of these payments were made. The balance due under this note is classified as non-current on our September 30, 2012 balance sheet based on the December 2012 modification of the payment terms. Interest for the first six months was paid on October 31, 2012, with subsequent interest payments due every three months thereafter through October 31, 2014. The $12,600 value of the additional shares issued in December 2012 were reflected as a discount against this note (as well as a corresponding increase in additional paid-in capital for the value of the shares on the date of issuance) and that amount, as well as the unamortized portion of the previously recorded discount, are being amortized as interest expense over the remaining term of the note, as modified, resulting in an effective interest rate of approximately 21% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

On June 1, 2012 we received $100,000 for an unsecured subordinated note bearing interest at 12% per annum. The principal was payable in equal monthly installments of $8,333 starting January 1, 2013 plus a final payment of $58,333 on June 1, 2013. Interest for the first six months was paid on December 1, 2012 and was payable thereafter on a monthly basis. The outstanding balance of this note was $66,667 and $100,000 as of September 30, 2013 and 2012, respectively. Finders and origination fees were paid with 40,000 restricted ONSM common shares and the fair market value at issuance of approximately $23,600 was reflected as a discount and amortized as interest expense over the one year term. Including this discount, the effective interest rate of this note, based on its originally contemplated term, was approximately 39% per annum. On October 24, 2013, the outstanding principal balance of this note, as well as accrued but unpaid interest, in the aggregate amount of $71,182 was satisfied from the gross proceeds of a $170,000 note issued by us to the same lender – see note 9. $28,031 of the balance due under this note is classified as non-current on our September 30, 2013 balance sheet based on the payment terms of the October 2013 financing.

On October 12, 2012 we received $50,000 for an unsecured subordinated note. The principal was fully repaid in six monthly installments of $8,333, plus an allocation of the total interest of $5,000, starting November 12, 2012. An origination fee was paid to the lender by the issuance of 15,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $5,700. This amount was reflected as a discount and was amortized as interest expense over the six month term.

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum. The principal plus accrued interest was payable in a single balloon payment in July 2013. An aggregate of 120,000 restricted ONSM common shares with a fair market value at issuance of approximately $38,000 was issued to the lenders as an origination fee. This amount was reflected as a discount and amortized as interest expense over the six month term. In July 2013, accrued interest aggregating $15,000 was paid in cash and the maturity date of these notes was extended to January 2014. An aggregate of 120,000 restricted ONSM common shares with a fair market value at issuance of approximately $35,000 was issued to the lenders as an extension fee. This amount was reflected as a discount and is being amortized as interest expense over the second six month term. Including the discount, the effective interest rate of these notes was approximately 71% per annum for the first six months and approximately 67% per annum for the second six months. In January 2014 the maturity date of these notes was extended to October 2014 and the outstanding principal amount increased for the aggregate $15,000 of earned but unpaid interest. An aggregate of 240,000 restricted ONSM common shares with a fair market value at issuance of approximately $65,000 was issued to the lenders as an extension fee. This amount will be reflected as a discount and amortized as interest expense over the third term of approximately nine and one half months. The balance due under these notes, net of unamortized discount, is classified as non-current on our September 30, 2013 balance sheet based on the payment terms as modified in January 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was $27,148 and $27,950 as of September 30, 2013 and 2012, respectively.

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

Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to be substantive. Accordingly, we recognized a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2013. This $43,481 debt extinguishment loss was calculated as the excess of the $200,000 acquisition cost of the new debt over the net carrying amount of the extinguished debt immediately before the modification, which was $156,519.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

In connection with the above financing, we issued to the holders of the Intella2 Investor Notes an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. This only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended. If the closing ONSM share price of $0.19 per share as of February 7, 2014 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

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

The unamortized portion of this discount related to the Intella2 Investor Note held by Fuse was $43,481 as of March 31, 2013, prior to its write-off as the debt extinguishment loss recognized for the year ended September 30, 2013, as discussed above. As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum. After the write-off of a portion of the discount as debt extinguishment loss, the aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $38,046 (none of which related to the portion of this debt classified as a convertible debenture) as of September 30, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes

On or about November 30, 2012 we received $175,000 pursuant to unsecured promissory notes issued to four investors and on January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (in aggregate, the “Investor Notes”), bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. On November 4, 2013, the outstanding principal balance of the $25,000 note issued to CCJ, as well as accrued but unpaid interest, in the aggregate amount of $26,000 was satisfied from the gross proceeds of a $250,000 note issued by us to the same lender – see note 9.

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Investor Common Stock from the investor at $0.80 per share. The above only applies to the extent the Investor Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of November 30, 2012 we determined that our share price had remained below $0.80 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $16,000 present value of this obligation as a liability on our financial statements as of November 30, 2012 which increased to $21,000 as of September 30, 2013, as a result of the accretion of $5,000 as interest expense for the year then ended. If the closing ONSM share price on February 7, 2014 of $0.19 per share was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

In addition to the above, in November 2013 we agreed with one holder of Investor Notes to reimburse them for the approximately $3,200 shortfall between the proceeds to them for their sale of 5,000 shares we issued them in connection with the issuance of the Investor Notes and the $0.80 per share that we had previously agreed to pay for those shares, to the extent permitted by law and subject to the other restrictions noted above. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of an approximately $2,700 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we will recognize the actual liability of approximately $3,200 as interest expense during the first quarter of fiscal 2014.

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was $68,604 as of September 30, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

CCJ Note

As of September 30, 2012 we owed $100,000 under the CCJ Note and as of December 31, 2012 we would have owed $100,000 principal plus the final quarterly interest payment of $2,500. However, we agreed with CCJ to combine that $102,500 obligation with another unpaid obligation of $43,279 related to reimbursement of the shortfall upon the resale of common shares issued upon conversion of Series A-13 – see note 6. The combined obligation of $145,779 was the principal amount of a replacement subordinated note issued to CCJ dated December 31, 2012 and payable in 24 monthly principal and interest installments of $6,862 starting January 31, 2013 and which payment amount included interest at 12% per annum. The balance due under the CCJ Note was classified between current and non-current on our September 30, 2012 balance sheet based on these modified terms of payment. Prior to the issuance of the December 31, 2012 replacement note, the CCJ Note was convertible by CCJ into our common shares at the greater of (i) the previous 30 day market value or (ii) $2.00 per share. The December 31, 2012 replacement note had no conversion rights. On November 4, 2013, the outstanding principal balance of the CCJ Note, as well as accrued but unpaid interest, in the aggregate amount of $125,000 was satisfied from the gross proceeds of a $250,000 note issued by us to the same lender – see note 9. $72,702 of the balance due under this note is classified as non-current on our September 30, 2013 balance sheet based on the payment terms of the November 2013 financing.

In consideration of a December 2009 predecessor transaction to the CCJ Note, CCJ exchanged 35,000 shares of Series A-12 held at that date for 35,000 shares of Series A-13 plus four-year warrants for purchase of 29,167 ONSM common shares at $3.00 per share - see notes 6 and 8. As a result, the effective interest rate of the CCJ Note was approximately 47.4% per annum, including the Black-Scholes value of the warrants of $32,518 plus the $108,500 value of the increased number of common shares underlying the Series A-13 shares versus the Series A-12 shares, which total of $141,018 we recorded as a debt discount. The effective rate of 47.4% per annum also included 11.2% per annum related to dividends that would have accrued to CCJ as a result of the later mandatory conversion date of the Series A-13 shares versus the mandatory conversion date of the Series A-12 shares. In conjunction with and in consideration of a January 2011 predecessor transaction to the CCJ Note, certain terms of the 35,000 shares of Series A-13 held by CCJ at that date were modified - see note 6. As a result, the effective interest rate of the CCJ Note increased to approximately 78.5% per annum, reflecting the $46,084 value of the increased number of common shares underlying the Series A-13 shares as a result of the modified terms, which we recorded as a debt discount,  the increase in the periodic cash interest rate from 8% to 10% per annum and 9.3% per annum related to dividends that could accrue to CCJ as a result of the later mandatory conversion date of the Series A-13 shares as a result of the modified terms. As of January 1, 2013, the effective interest rate of the CCJ Note was 12% per annum. The unamortized portion of the debt discount was zero and $9,491 as of September 30, 2013 and 2012, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above are as follows:

Year Ending September 30:
2014	$3,046,358
2015	1,639,247
2016 and thereafter	-
Total minimum debt payments	$4,685,605

The amounts shown above are before deducting unamortized discount and do not include interest. The Line is included above as a $1,605,672 payment during the year ending September 30, 2014, based on its balance sheet classification as a current liability, although we have renewed the Line on a regular basis since its 2009 inception and expect to renew it through December 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

2.

Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. As of February 7, 2014, the base salary payments to the Executives are 18.6% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. A second reinstatement to the Executives, representing approximately 4.5% of the contractual base salary at that time, was approved since January 1, 2013, although as of February 7, 2014, and in recognition of our cash requirements, the second reinstatement has not been implemented.

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

SEPTEMBER 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

As of February 7, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance has been reflected in our financial statements as of and for the year ended September 30, 2013. The number of Executive Shares was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense.

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

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $34,000 present value of this obligation as a liability on our financial statements as of that date, which was reflected as non-cash compensation expense for the year then ended. If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, an additional payment of $170,000, or the equivalent in common shares, would be required.

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

SEPTEMBER 30, 2013

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

The objectives related to fiscal 2011 and fiscal 2012 were based on discussions between the Board and the Executives that had been going on for some time as part of the process of agreeing on the Executive Incentive Plan. In addition, as disclosed in our previous public filings, the Compensation Committee had already indicated their intent as of January 14, 2011 to issue options to purchase an aggregate of at least 450,000 underlying common shares to the Executives as a group, for which the issuance and vesting would have required no performance and which would have been convertible into paid-up shares (including tax effect) under certain circumstances. Accordingly, the Board determined that the objectives for fiscal 2011 and fiscal 2012 were a reasonable basis for the issuance of an aggregate of 950,000 Executive Incentive Shares to the Executives as a group for the accomplishment of those goals for that two-year period. In addition, we agreed to issue an aggregate of 1.3 million Executive Incentive Shares to the Executives (as a group) as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled.

The 2,250,000 Executive Incentive Shares that were earned as of the date the Executive Incentive Plan was established were issued in May 2013 and have been recorded on our financial statements based on their fair value at the time of the February 20, 2013 agreement, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected as non-cash compensation expense for the year ended September 30, 2013.

In September 2013, the Executives as a group were issued an aggregate of 250,000 Executive Incentive Shares for meeting one of the fiscal 2013 objectives - achieving positive EBITDA, as adjusted, for at least two quarters of fiscal 2013. Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $77,500 for the year ended September 30, 2013, based on their fair value of $0.31 per share as of August 9, 2013, the date it was conclusively determined that the objective had been met and the shares had been earned. Accomplishment of the other objectives for fiscal 2013 would have resulted in an aggregate of 375,000 Executive Incentive Shares issued to the Executives as a group. However, as of September 30, 2013 the issuance of these shares related to the other 2013 objectives has not been reflected on our financial statements, since based on the fiscal year 2013 financial results the issuance of these shares is not considered probable.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

Accomplishment of the objectives for fiscal 2014 through fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year.

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

SEPTEMBER 30, 2013

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

Lease commitments

As of September 30, 2013, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $56,000. The leases have expiration dates ranging from 2014 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. We are obligated on a short-term lease for a San Diego, California office facility in connection with the November 2012 Intella2 acquisition discussed in note 2 – this lease is considered immaterial for further disclosures.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $20,100 (including our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. We have notified the landlord of our exercise of the renewal option. Although the landlord has not yet confirmed that we have met the conditions for such renewal, we have included the lease payments for such renewal period in the table of future minimum lease payments as presented below.

The five-year operating lease for our office space in San Francisco expires July 31, 2015.  The monthly base rental (including month-to-month parking) is approximately $10,100 with annual increases up to 5.1%. The lease provides one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011, at our option, with six month notice and a cancellation payment of no more than approximately $14,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The five-year operating lease for our Infinite Conferencing location in New Jersey expires October 31, 2018. The monthly base rental is approximately $17,700. The lease provides for one five-year renewal option, with a rent increase of up to 10% but not to exceed fair market value at the time of renewal. The lease is also cancellable by us in the event of the sale of Infinite Conferencing or Onstream Media Corporation any time after November 1, 2016, and six months after cancellation notice is given by us to landlord after such sale.

The five-year operating lease for our office space in New York City expires January 24, 2018.  The monthly base rental is approximately $8,100 with annual increases up to 2.8%. The lease provides one two-year renewal option at the greater of the fifth year rental or fair market value and also provides for early cancellation at any time after forty-two months, at our option, with notice of no more than nine months and no less than six months plus a cancellation payment of approximately $22,000.

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending September 30:
2014	$682,974
2015	566,905
2016	316,110
2017	269,745
2018	212,616
2019	17,718
Total minimum lease payments	$2,066,068

The capital leases included in Notes Payable (see note 4) were determined to be immaterial for inclusion in the above table.

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; New Jersey, Colorado, Texas, Iowa, Minnesota and California. An aggregate approximately $6,000 per month related to these facilities is classified by us as rental expense with an approximately $20,000 per month remaining balance of our payments to these facilities classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $866,000 and $802,000 for the years ended September 30, 2013 and 2012, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $1.3 million, such agreements expiring at various times through August 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Legal and regulatory proceedings

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleges breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions (see note 2) and seeks money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. In a January 9, 2014 court filing, Intella2 and Mr. Cohen stated that approximately $400,000 is now due and owing to them, although they also state that due to alleged lack of information they are unable to completely compute total damages. In a January 10, 2014 court filing, we stated that we have suffered at least $550,000 in known damages to date as a result of the conduct of Intella2 and Mr. Cohen as alleged in the counterclaims filed by us, although such damages are ongoing and subject to change based upon discovery. The court has entered an order requiring that the parties participate in mediation, with a deadline of July 11, 2014. A date for such mediation has not yet been set. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our September 30, 2013 balance sheet.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6:  CAPITAL STOCK

Common Stock

During the year ended September 30, 2012 we issued 352,421 common shares for financial consulting and advisory services, comprised of (i) 30,000 unregistered common shares valued at approximately $29,000 (ii) 255,113 unregistered common Plan shares valued at approximately $152,000 and (iii) 67,308 unregistered common Plan shares valued at approximately $44,000. The first two tranches are being recognized as professional fees expense and as other general and administrative expense over various service periods of up to twelve months. The third tranche was issued in satisfaction of a previously accrued liability for consulting services performed over the thirty month period ended March 31, 2012. None of these shares were issued to our directors or officers.

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

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share. See note 8.

During the year ended September 30, 2013 we issued 713,943 unregistered common shares for financial consulting and advisory services valued at approximately $230,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers, except for 82,000 of these shares, valued at approximately $27,000 and issued to J&C Resources, Inc. (“J&C”). Mr. Charles Johnston, who was one of our directors at the time of the transaction, is the president of J&C.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $241,000 and $607,000 for the years ended September 30, 2013 and 2012, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $59,000 in deferred equity compensation expense at September 30, 2013, to be amortized over the remaining periods of service of up to nine months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

During the year ended September 30, 2013, we issued 2,040,000 common shares for interest and financing fees, which were valued at approximately $763,000 and are being recognized as interest expense over various financing periods of up to twenty-four months. See summary below and note 4 for details.

	Number of Shares	Approximate Value

Sigma Note – origination and finders fees	870,000	$344,000
Fuse Note – origination and finders fees	120,000	52,000
Equipment Notes - renegotiation and extension	140,000	49,000
Subordinated Notes – origination fees	170,000	58,000
Subordinated Notes - renegotiation and extension	155,000	48,000
Intella2 Investor Notes – origination and finders fees	280,000	101,000
Investor Notes – origination and finders fees	275,000	100,000
Other short-term financing fees	30,000	11,000
	2,040,000	$763,000

During the year ended September 30, 2013 we issued 583,334 common shares valued at $175,000 as partial payment of the Equipment Notes – see note 4.

During the year ended September 30, 2013 we issued 8,750 unregistered common shares for Series A-13 dividends for calendar 2012, as discussed in more detail below. During December 2012 we issued 437,500 common shares as a result of the conversion of Series A-13, as discussed in more detail below. During November and December 2012 we issued an aggregate of 160,000 common shares as a result of the conversion of Series A-14, as discussed in more detail below.

During the year ended September 30, 2013 we issued the Executives an aggregate of 2,500,000 fully restricted ONSM common shares (“Executive Incentive Shares”), as follows: (i) 2,250,000 shares in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives have been cancelled and (ii) 250,000 shares related to achievement of one of the financial objectives related to fiscal 2013. See note 5.

On January 22, 2013 our Board agreed to issue the Executives an aggregate of 1,700,000 fully vested ONSM common shares (the “Executive Shares”), as satisfaction of unpaid salary due them under their employment agreements as well as other liabilities to certain of the Executives. As of February 7, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements. Since the issuance of these shares was committed to by the Board, it was reflected in our financial statements during the year ended September 30, 2013. See note 5. In accordance with a second Allonge to the Rockridge Note dated December 12, 2012, we agreed to increase the loan origination fee by 225,000 common shares. Since these shares were committed to be issued by us as of December 12, 2012 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements during the year ended September 30, 2013. See note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock

The following issuances were outstanding on September 30, 2012 but not on September 30, 2013.

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

As of September 30, 2011, the only holder of Series A-13 was CCJ, which owned 35,000 shares it obtained in December 2009 for a stated value of $350,000. In January 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 common shares CCJ was to receive upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on the remaining 17,500 Series A-13 shares owned by CCJ from $2.00 per common share to $1.72 per common share. During March 2012, CCJ effected such conversion and we recorded the shortfall liability of $85,279 as a prepaid expense, which we amortized to interest expense as a cost of the funding commitment letter over its one-year term ended December 31, 2012. We paid $42,000 against the shortfall liability and the remaining balance of $43,279 was included in the CCJ Note dated December 31, 2012 – see note 4. Based on the shortfall plus (i) the increased value of the underlying common stock related to this tranche as well as the second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by LPC arising from anti-dilution provisions, the total economic cost of this funding commitment letter was approximately $130,000.

As provided in the A-13 Designation, any shares of Series A-13 still outstanding as of December 31, 2012 would automatically convert into our common shares. In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 as a prepaid expense, which we are amortizing to interest expense as a cost of the funding commitment letter over its one-year term ending December 31, 2013. Based on the closing ONSM price of $0.19 per share on February 7, 2014, the gross proceeds would be approximately $83,000 and the shortfall would be approximately $92,000. Based on the estimated shortfall calculated based on the closing ONSM share price on the date of the agreement with J&C Resources, plus the increased value of the underlying common stock related to this tranche of Series A-13 shares owned by CCJ, the total economic cost of this funding commitment letter was approximately $151,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6:  CAPITAL STOCK (Continued)

Preferred Stock (continued)

Series A-13 Convertible Preferred Stock (continued)

In lieu of cash payments for Series A-13 dividends, we elected to issue the following unregistered common shares to the holder, using the minimum conversion rate of $2.00 per share, which shares were recorded based on the fair value of those shares on the issuance date.

	Number of unregistered common shares		Dividends if paid in cash	Fair value of shares at issuance
Share issuance date		Dividend period
March 3, 2011	14,000	Jan - December 2010	$28,000	$15,820
May 24, 2011	3,500	Jan 2011 – March 2011	$7,000	$4,129
August 24, 2011	3,500	April 2011 – June 2011	$7,000	$2,868
November 21, 2011	3,500	July 2011 – Sept 2011	$7,000	$1,644
February 13, 2012	3,500	Oct 2011–December 2011	$7,000	$2,381
December 31, 2012	8,750	Jan – December 2012	$17,500	$2,712

Series A-14 Convertible Preferred Stock

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designation, Preferences and Rights for the Series A-14 (the “Series A-14 Designation”) with the Florida Secretary of State and we issued 420,000 shares of Series A-14 to LPC on September 24, 2010. Series A-14 had a onetime 5% dividend payable in cash, which was satisfied by our $26,250 cash payment on September 20, 2011. See note 8.

Series A-14 had a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share. Although per the Series A-14 Designation any Series A-14 shares still outstanding on September 24, 2012 would automatically convert to common shares, the Series A-14 Designation also provided that the number of shares of ONSM common stock that could be issued upon the conversion of Series A-14 was limited to the extent necessary to ensure that following the conversion the total number of shares of ONSM common stock beneficially owned by the holder would not exceed 4.999% of our issued and outstanding common stock. Due to this restriction, LPC was only able to convert 260,000 shares of Series A-14 to 260,000 common shares as of September 30, 2012. LPC converted the remaining 160,000 shares of Series A-14 to 160,000 common shares during the year ended September 30, 2013 (November and December 2012).

The fair value of the warrant issued in connection with the Purchase Agreement (“LPC Warrant 1”) was calculated to be approximately $386,000 using the Black-Scholes model (with the assumptions including expected volatility of 105% and a risk free interest rate of 1.08%). The common shares issued as a one-time commitment fee in connection with the Purchase Agreement were valued at approximately $55,000, based on the quoted market value on the date of issuance. The aggregate of these two items, plus the cash out-of-pocket costs incurred by us in connection with the Purchase Agreement, was allocated on a pro-rata basis between the number of common shares sold and the common shares underlying the Series A-14. The amount allocated to the Series A-14, $298,639, was recorded on our balance sheet as a discount and was amortized as a dividend over the term of the Series A-14. The unamortized portion of the discount was zero at September 30, 2013 and 2012, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1. The Audio and Web Conferencing Services Group is primarily comprised of our business activities selling telephone related services to business customers, such as conference calling, voicemail, text messaging and collaboration and consists of our Infinite, OCC and EDNet divisions. The Digital Media Services Group is primarily comprised of our business activities in selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC division are in San Diego, California. The primary operating activities of the EDNet division are in San Francisco, California. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado Springs, Colorado. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the years ended September 30, 2013 and 2012 and total assets by segment as of September 30, 2013 and 2012.

	For the years ended September 30,
	2013	2012
Segment revenue:
Audio and Web Conferencing Services Group	$11,173,936	$10,413,518
Digital Media Services Group	6,044,062	7,745,817
Total consolidated revenue	$17,217,998	$18,159,335

Segment operating income:
Audio and Web Conferencing Services Group	$3,347,166	$3,165,052
Digital Media Services Group	1,333,237	1,757,435
Total segment operating income	4,680,403	4,922,487

Depreciation and amortization	(1,274,168)	(1,401,433)
Corporate and unallocated shared expenses	(5,824,295)	(4,988,267)
Impairment loss on goodwill	(2,200,000)	(550,000)
Impairment loss on property and equipment	(1,000,000)	-
Other expense, net	(1,551,442)	(615,463)
Net loss	$(7,169,502)	$(2,632,676)

	September 30, 2013	September 30, 2012

Assets:
Audio and Web Conferencing Services Group	$10,827,959	$12,018,033
Digital Media Services Group	2,638,457	3,931,714
Corporate and unallocated	460,994	619,084
Total assets	$13,927,410	$16,568,831

Depreciation and amortization, as well as corporate and unallocated shared expenses, impairment losses on goodwill and property and equipment and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2013, we had issued options and warrants still outstanding to purchase up to 1,300,999 ONSM common shares, including 538,499 shares under Plan Options to employees, consultants and directors; 433,333 shares under Plan and Non-Plan Options to financial and other consultants; and 329,167 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 2,877,763 common shares under the Plan (including the 2,500,000 Executive Incentive Shares issued as discussed in note 5) through September 30, 2013, 538,499 outstanding employee, consultant and director Plan Options as of September 30, 2013 and 75,000 outstanding consultant Plan Options as of September 30, 2013, there are 1,008,738 shares available for additional issuances under the Plan.

Detail of employee, consultant, and director Plan Option activity under the Plan for the year ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	1,887,332	$4.41
Granted during the period	-	$ -
Expired or forfeited during the period	(1,348,833)	$5.44
Balance, end of the period	538,499	$1.85

Exercisable at end of the period	521,832	$1.87

Non-cash compensation expense was approximately $1,640,000 and $587,000 for the years ended September 30, 2013 and 2012, respectively. These amounts included approximately $84,000 and $325,000, respectively, related to Plan Options granted to employees and vesting during those periods. The balance of non-cash compensation expense is related to our issuance of common shares or other equity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 538,499 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.3 years and are further described below.

		Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share
					Expiration date
Grant date	Description

May 2008	Consultant	16,667	16,667	$6.00	Jan 2015
May 2009	Consultant	33,333	33,333	$3.00	Jan 2015
Aug 2009	Employee (non-Executive)	10,014	10,014	$9.42	Aug 2014
Dec 2009	Employee (non-Executive)	14,986	14,986	$9.42	Dec 2014
Jan 2011	Directors	50,000	50,000	$1.23	Jan 2015
Jan 2011	Employees (non-Executive)	338,499	338,499	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	Director	25,000	25,000	$1.00	Jun 2015
July 2012	Employee (non-Executive)	25,000	8,333	$1.00	July 2016

	Total common shares underlying Plan Options as of September 30, 2013	538,499	521,832

On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vesting over two years and having an exercise price of $1.23 per share, fair market value on the date of the grant. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. 145,201 of the pending option issuances relate to terminated directors, employees and consultants and in January 2013, the Compensation Committee and the Executives agreed on an Executive Incentive Plan which included provisions that were in lieu of issuing 450,000 of the pending options – see note 5. The Compensation Committee is in the process of finalizing the grant of the remaining 388,499 options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2013, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 433,333 common shares, as follows:

	Number of common shares
		Exercise price per share		Expiration Date
Issuance period			Type

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$0.65	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

July 2010	50,000	$6.00	Non-Plan	July 2014
Year ended September 30, 2010	50,000

September 2009	8,333	$3.00	Non-Plan	Sept 2014
Year ended September 30, 2009	8,333

Total common shares underlying
consultant options as of September 30, 2013	433,333

As of September 30, 2013, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 329,167 shares of common stock, as follows:

	Number of common shares
		Exercise price per share	Expiration Date
Description of transaction

LPC stock purchase – February 2012 (“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010 – see note 6 (“New LPC Warrant 1”)	250,000	$0.38	March 2016
CCJ Note – December 2009 – see note 4	29,167	$3.00	December 2013
Total common shares underlying warrants as of September 30, 2013	329,167

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

On September 17, 2010, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase, and did purchase (i) up to a certain number of shares of our common stock during the term of the LPC Purchase Agreement, subject to certain terms and conditions, and (ii) 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”). In connection with the LPC Purchase Agreement, we also issued LPC a warrant (“LPC Warrant 1”). The LPC Purchase Agreement expired on September 17, 2013.

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

Due to the price-based anti-dilution protection provisions of  LPC Warrant 1 (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we have been required to recognize LPC Warrant 1 as a liability at its fair value on each previous reporting date. LPC Warrant 1 was reflected as a non-current liability of $81,374 and $188,211 on our consolidated balance sheets as of September 30, 2012 and 2011, respectively. The $106,837 decrease in the fair value of this liability from September 30, 2011 to September 30, 2012 was reflected as other income in our consolidated statement of operations for the year ended September 30, 2012.

Effective October 25, 2012, LPC Warrant 1 was cancelled and replaced with New LPC Warrant 1, which was issued with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions discussed above are not contained within New LPC Warrant 1. Accordingly, we performed a valuation of LPC Warrant 1 as of October 25, 2012 in order to make the appropriate adjustment reflected in our statement of operations. Based on this valuation of $53,894, as compared to the $81,374 carrying value of LPC Warrant 1 on our consolidated balance sheet as of September 30, 2012, the $27,480 decrease in the fair value of this liability from September 30, 2012 to October 25, 2012 was reflected as other income in our consolidated statement of operations for the year ended September 30, 2013. Since accounting for LPC Warrant 1 or New LPC Warrant 1 under ASC Topic 815 is no longer applicable, we reclassified the remaining $53,894 from non-current liability to additional paid-in capital as of October 25, 2012.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

Since LPC Warrant 1 was issued in connection with issuance of common stock plus preferred stock in September 2011, we concluded that the accounting for New LPC Warrant 1 should follow that accounting. Since no entry was made to reflect the issuance of LPC Warrant 1 for the portion related to common stock (42%), no entry was made to reflect 42% of the value of New LPC Warrant 1. The remaining 58% of the $53,894 valuation of New LPC Warrant 1 at the time of its October 25, 2012 issuance was $31,259, which was accounted for as a Series A-14 preferred dividend. However since 62% of the Series A-14 had been converted to common prior to October 25, 2012 and the remainder was converted to common by December 31, 2012, we concluded that $31,258 was immaterial for any further entry.

The initial expiration date of New LPC Warrant 1 was the same September 24, 2015 expiration date as LPC Warrant 1, which was extended to March 24, 2016 effective April 22, 2013, since the applicable registration statement had not been effective for a six month period as of that date and the terms of LPC Warrant 1 called for such extension.

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued LPC 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share (“LPC Warrant 2”). This transaction was unrelated to the LPC Purchase Agreement. Effective October 25, 2012, LPC Warrant 2 was cancelled and replaced with New LPC Warrant 2, which was issued with 50,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions. The expiration date of New LPC Warrant 2 is the same February 15, 2017 expiration date as LPC Warrant 2. Since LPC Warrant 2 was issued in connection with an issuance of common stock in February 2012, we concluded that the accounting for New LPC Warrant 2 should follow that accounting. Since no entry was made to reflect the issuance of LPC Warrant 2, no entry was made to reflect the issuance of New LPC Warrant 2.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9:  SUBSEQUENT EVENTS

Notes 1 (impact of certain cost reductions for periods after September 30, 2013; funding commitment letter received in February 2014; funding term sheet received in February 2014 and related anticipated modifications to repayment terms of Rockridge Note and Sigma Note), 2 (November 2013 Intella2 litigation; patent application activity after September 30, 2013), 4 (funding term sheet received in February 2014 and related anticipated modifications to repayment terms of Rockridge Note and Sigma Note; January 2014 extension of certain Subordinated Notes and the related issuance of common shares; use of October and November 2013 financing proceeds to repay existing loans; status of negotiations for renewal of the Line and January 13, 2014 letter of intent from Thermo to renew; impact of change in ONSM common share price through February 7, 2014), 5 (status of issuance of Executive Shares and related payment of cash compensation through February 7, 2014; status of  lease renewal negotiations in Florida after September 30, 2013; November 2013 Intella2 litigation; impact of change in ONSM common share price through February 7, 2014) and 6 (status of issuance of Executive Shares and related cash compensation through February 7, 2014; impact of change in ONSM common share price through February 7, 2014) contain disclosure with respect to transactions occurring after September 30, 2013.

During the three months ended December 31, 2013 we issued 241,502 unregistered common shares for professional IR and PR/marketing services valued at approximately $52,000, which will be recognized as professional fees expense over service periods of up to twelve months.

During October and November 2013 we obtained aggregate net financing proceeds of approximately $246,000 from the issuance of partially secured promissory notes to three investors (the “Working Capital Notes”), with an initial aggregate outstanding balance of $620,000 bearing interest at 15% per annum. The proceeds of the Working Capital Notes were used to repay (i) $126,000 outstanding principal and interest due on the CCJ Note issued by us on December 31, 2012, (ii) $71,812 outstanding principal and interest due on a Subordinated Note issued by us on June 1, 2012 and (iii) $26,000 outstanding principal and interest due on an Investor Note issued by us on January 2, 2013. See note 4. In addition, $125,000 in origination fees and $25,000 for a Funding Commitment Letter (see note 1) were deducted from the proceeds of the Working Capital Notes.

Working Capital Note payments are interest only during the first six months (in two quarterly payments), approximately 50% of the principal in equal monthly payments plus interest during the next eleven months and the remaining 50% of the principal balance due eighteen months after the Working Capital Note issuance date. In the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, the Working Capital Notes are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

The Working Capital Notes are expressly subordinated to the following notes issued by us and outstanding at the time of the issuance of the Working Capital Notes: Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto, subject to a cumulative maximum outstanding balance of $3.9 million. The Working Capital Notes are secured by a limited claim to our assets, pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014, subject to all prior liens of the foregoing entities and limited to the extent such a lien is allowable by the terms of the loan documents executed between us and the foregoing entities.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9:  SUBSEQUENT EVENTS (Continued)

In connection with the above financing, we issued, or committed to issue, to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates.  If the closing ONSM share price of $0.19 per share on February 7, 2014 was used as a basis of calculation, a stock repurchase payment of approximately $107,500 would be required. In addition, we issued 100,000 restricted common shares in connection with a finders agreement related to this financing.

The value of the Working Capital Shares and the finders agreement shares, plus the cash deducted from the proceeds for related origination fees, will be reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount will be amortized as interest expense over the term of the notes.