Form 10-Q
period 2013-12-31
Onstream Media CORP
filed 2014-04-30
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)

(x)                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of April 18, 2014 the registrant had issued and outstanding 21,030,480 shares of common stock.

1

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2013, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,706	$257,018
Accounts receivable, net of allowance for doubtful accounts of $245,114 and $234,879, respectively	2,359,460	2,175,505
Prepaid expenses	189,079	142,307
Inventories and other current assets	132,148	140,585
Total current assets	2,948,393	2,715,415
PROPERTY AND EQUIPMENT, net	2,003,766	2,047,633
INTANGIBLE ASSETS, net	644,135	669,543
GOODWILL, net	8,358,604	8,358,604
OTHER NON-CURRENT ASSETS	143,064	136,215
Total assets	$14,097,962	$13,927,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,985,760	$1,927,430
Accrued liabilities	1,729,671	1,527,435
Amounts due to directors and officers	462,954	409,410
Deferred revenue	113,902	152,696
Notes and leases payable – current portion, net of discount	2,970,901	2,198,858
Convertible debentures – current portion, net of discount	932,802	587,198
Total current liabilities	8,195,990	6,803,027
Accrued liabilities – non-current portion	257,405	354,813
Notes and leases payable, net of current portion and discount	403,970	759,932
Convertible debentures, net of current portion and discount	184,089	548,796
Total liabilities	9,041,454	8,466,568
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 20,045,480 and 19,345,744 issued and outstanding, respectively	2,004	1,933
Common stock committed for issue – 2,291,667 shares	229	229
Additional paid-in capital	144,559,672	144,385,772
Obligation to repurchase common shares	(164,000)	(164,000)
Accumulated deficit	(139,341,397)	(138,763,092)
Total stockholders’ equity	5,056,508	5,460,842
Total liabilities and stockholders’ equity	$14,097,962	$13,927,410

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,

	2013	2012
REVENUE:
Audio and web conferencing	$2,270,191	$2,042,083
Webcasting	1,172,960	1,378,312
DMSP and hosting	239,011	241,984
Network usage	494,752	527,367
Other	38,833	89,971
Total revenue	4,215,747	4,279,717

COSTS OF REVENUE:
Audio and web conferencing	626,045	574,486
Webcasting	310,569	389,795
DMSP and hosting	37,048	32,579
Network usage	209,448	253,346
Other	12,002	19,053
Total costs of revenue	1,195,112	1,269,259

GROSS MARGIN	3,020,635	3,010,458

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	1,887,108	1,844,911
Compensation paid with common shares and other equity	74,450	138,259
Professional fees	290,110	406,013
Other	587,287	628,536
Depreciation and amortization	214,187	329,225
Total operating expenses	3,053,142	3,346,944

Loss from operations	(32,507)	(336,486)

OTHER EXPENSE, NET:
Interest expense	(459,306)	(306,026)
Debt extinguishment loss	(88,807)	(68,600)
Gain from adjustment of derivative liability to fair value	-	27,480
Other income (expense), net	2,315	(31,736)
Total other expense, net	(545,798)	(378,882)

Net loss	$(578,305)	$(715,368)

Loss per share – basic and diluted:
Net loss per share	$(0.03)	$(0.05)
Weighted average shares of common stock outstanding – basic and diluted	21,993,871	13,668,848

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2013

(unaudited)

	Common Stock		Common Stock Committed for Issue		Additional Paid-In Capital	Obligation to Repurchase Common Shares	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance, September 30, 2013	19,345,744	$1,933	2,291,667	$229	$144,385,772	$(164,000)	$(138,763,092)	$5,460,842
Issuance of common shares for consultant services	241,502	25	-	-	46,446	-	-	46,471
Issuance of common shares for interest, financing fees and finders fees	458,334	46	-	-	127,454	-	-	127,500
Net loss	-	-	-	-	-	-	(578,305)	(578,305)
Balance, December 31, 2013	20,045,580	$2,004	2,291,667	$229	$144,559,672	$(164,000)	$(139,341,397)	$5,056,508

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(578,305)	$(715,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214,187	329,225
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	70,789	63,384
Compensation expenses paid with common shares and other equity	74,450	138,259
Amortization of discount on convertible debentures	63,815	48,794
Amortization of discount on notes payable	126,799	34,785
Debt extinguishment loss	88,807	68,600
Gain from adjustment of derivative liability to fair value	-	(27,480)
Bad debt expense and other	10,236	49,376
Net cash provided by (used in) operating activities, before changesin current assets and liabilities other than cash	70,778	(10,425)
Changes in current assets and liabilities other than cash:
(Increase) decrease in accounts receivable	(194,191)	106,381
(Increase) in prepaid expenses	(46,091)	(40,145)
Decrease in inventories and other current assets	1,588	7,459
Increase (decrease) in accounts payable, accrued liabilities and amounts due to directors and officers	142,251	(95,453)
(Decrease) in deferred revenue	(38,794)	(44,739)
Net cash (used in) operating activities	(64,459)	(76,922)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property and equipment	(144,911)	(272,069)
Intella2 acquisition (see note 2)	-	(713,477)
Net cash (used in) investing activities	(144,911)	(985,546)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable, net of expenses	$871,000	$1,568,895
Repayment of notes and leases payable	(580,176)	(571,348)
Repayment of convertible debentures	(70,766)	(98,848)
Net cash provided by financing activities	220,058	898,699

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,688	(163,769)
CASH AND CASH EQUIVALENTS, beginning of period	257,018	359,795
CASH AND CASH EQUIVALENTS, end of period	$267,706	$196,026

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$268,692	$222,447

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$46,471	$66,960
Issuance of common shares for interest and financing fees	$127,500	$272,800
Issuance of shares and options for employee services	$-	$90,576
Issuance of right to obtain common shares for financing fees	$-	$78,750
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with financing commitment letter	$-	$107,442
Declaration of dividends payable on A-13 preferred shares	$-	$3,500
Issuance of common shares for dividends payable onA-13 preferred shares	$-	$2,713
Elimination of obligation for previously accrued or declared dividends payable on A-13 preferred shares	$-	$14,787
Issuance of common shares upon conversion of Series A-13 preferred	$-	$175,000
Issuance of common shares upon conversion of Series A-14 preferred	$-	$200,000
Reclassification from liability to additional paid-in capital arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred	$-	$53,894
Initial estimated present value of future obligations for cash payments in connection with the Intella2 acquisition (see note 2)	$-	$646,461
Satisfaction of short-term obligations with note payable issuances	$-	$45,779

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $139.3 million as of December 31, 2013. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2013, we had a net loss of approximately $7.2 million, although cash provided by operating activities for that period was approximately $504,000. For the three months ended December 31, 2013, we had a net loss of approximately $578,000, although cash used in operating activities for that period was approximately $64,000. Although we had cash of approximately $268,000 at December 31, 2013, we had a working capital deficit of approximately $5.2 million at that date.

During the period from June 2013 through January 2014 (i) we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $593,000 in aggregate for the remaining nine months of fiscal 2014 as compared to the corresponding period of the prior fiscal year and (ii) we also renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $169,000 in aggregate for the remaining nine months of fiscal 2014 as compared to the corresponding period of the prior fiscal year.

On February 6, 2014, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before December 31, 2014, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2015 and (b) 7.5 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of its operations or assets, this Funding Letter will be terminated. $25,000 paid by us as consideration for the Funding Letter was deducted from the proceeds of the Working Capital Notes – see note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During fiscal 2013, we entered into a March 21, 2013 financing transaction with Sigma Opportunity Fund II, LLC (“Sigma”), which was amended on June 14, 2013, under which aggregate gross proceeds of $945,000 were received by us and which had an outstanding balance of $858,000 as of December 31, 2013 (“Sigma Note”). On February 28, 2014, the terms of the Sigma Note were amended so that principal and interest payments otherwise due on the Sigma Note, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of the Sigma Note. The amendment also provided for early repayment of the outstanding principal and accrued interest upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business or from additional financing or from other similar transactions as defined. See note 4.

We also completed another transaction with Sigma on February 28, 2014, under which we borrowed $500,000 (from which were deducted certain fees and we repaid certain debt as discussed below) pursuant to a senior secured note (“New Sigma Note”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge Capital Holdings LLC (“Rockridge”) and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), is due on October 31, 2014. Sigma shall have the right to convert the New Sigma Note (including the accrued interest thereon), in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share.

In connection with the New Sigma Note, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. We also issued 150,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $167,857 advisory fee in connection with a February 28, 2014 Advisory Services Agreement, of which $107,857 was withheld from the gross proceeds of the New Sigma Note at the time of the February 28, 2014 funding to us and the $60,000 balance is payable in installments of $15,000 per month commencing April 1, 2014. This fee will be due regardless of the early repayment of the New Sigma Note.

In accordance with the terms of the New Sigma Note financing, if by June 30, 2014 we have not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we will be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000. Even if such a definitive agreement is signed and as a result we are not required to issue those additional shares or pay those additional fees, but we have any remaining obligations to Sigma (other than the Sigma Put Right discussed below) as of October 15, 2014, we must then issue Sigma and Sigma Capital, in aggregate, 150,000 restricted common shares plus pay Sigma Capital an additional cash fee of $50,000 and if there are any remaining obligations to Sigma (other than the Sigma Put Right discussed below) as of November 15, 2014, we must then issue Sigma and Sigma Capital, in aggregate, another 150,000 restricted common shares plus pay Sigma Capital an additional cash fee of $50,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

Commencing on December 18, 2014, and extending for a period of one year thereafter, Sigma will have the right to require us to purchase up to 1 million of our common shares still held by them, at $0.25 per share (the “Sigma Put Right”). Our obligation under the Sigma Put Right is collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge.

At any time prior to December 18, 2014, and extending for a period of one year thereafter, we shall have the right to purchase any and all of our common shares that were issued to Sigma and still held by them at the higher of (i) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or (ii) $0.25 per share. Commencing June 30, 2014, we may not exercise this call option while we are in possession of any material nonpublic information regarding any agreement (other than terminated or expired agreements) for a transaction calling for receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units.

Upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the New Sigma Note will be due.

The terms of the New Sigma Note required that we use at least $107,000 of the related proceeds to pay principal on our outstanding note due to Rockridge (the “Rockridge Note”).  Accordingly, on February 28, 2014 we made a principal payment of $119,615 (plus accrued interest), in exchange for Rockridge’s agreement that we would only be obligated to pay interest on a monthly basis until our repayment of the remaining outstanding principal of $400,000 on October 14, 2014. We also agreed to pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries – see note 4.

In connection with the issuance of the New Sigma Note, an intercreditor agreement was executed between Sigma and Rockridge, which terms included Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value at any point after October 14, 2014, and always in case of a default on the Sigma Note, the New Sigma Note or the Rockridge Note. Such repayment amount would be added to the principal of the Sigma Note, would accrue interest at 17% per annum and such amount plus accrued interest would be payable by us on December 18, 2014. In the event of such repayment by Sigma, Sigma would receive fees in cash and shares calculated on a pro-rata basis comparable to the terms of the New Sigma Note, based on the amount repaid to Rockridge and the amount of time the repaid debt would be unpaid by us after such repayment. For example, if $400,000 were to be repaid to Rockridge by Sigma on October 14, 2014, we would owe Sigma a fee of approximately $30,000 cash plus approximately 106,000 common shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During the year ended September 30, 2013, as well as during the three months ended December 31, 2013, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period. Because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products and our recent increases in sales and marketing expenditures, as well as our anticipated recognition of Intella2 revenues for twelve months in fiscal 2014 as compared to the ten months we recognized in fiscal 2013 (see note 2), we expect our consolidated fiscal 2014 revenues to exceed our consolidated fiscal 2013 revenues. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through December 31, 2014. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses – see note 5 for details – and, in the event of extremely critical or urgent requirements in the future,  are expected to continue to do so.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Line or the Funding Letter and/or that we will be able to sell assets or operations and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

The resolution of debt and other obligations becoming due within the twelve months ended December 31, 2014 (the end of the one year time frame on which our liquidity analysis and conclusions above were based),  and in particular those becoming due during the last three months of that period, represents a future unknown contingency.

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

DECEMBER 31, 2013

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

We have determined that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, amounts due to directors and officers and deferred revenue approximate fair value due to the short maturity of the instruments. We have also determined that the carrying amounts of certain notes and other debt approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry – these include the Line and Equipment Notes and Leases. The accrued liability for the contingent portion of the Intella2 purchase price, a portion of which is classified as non-current as of December 31, 2013, was determined based on its fair value as of the November 30, 2012 Intella2 acquisition – see note 2 - and the fair value of that liability will be re-evaluated at the end of each subsequent accounting period and adjusted accordingly.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

We have determined that the Rockridge Note, the CCJ Note, the Equipment Notes, the Subordinated Notes, the Intella2 Investor Notes, the Investor Notes, the Fuse Note, the Sigma Note, the Working Capital Notes and the USAC Note (the “Instruments”), discussed in note 4, meet the definition of a financial instrument as contained in the Financial Instruments topic of the Accounting Standards Codification (“ASC”), as this definition includes a contract that imposes a contractual obligation on us to deliver cash to the other party to the contract and/or exchange other financial instruments with the other party to the contract on potentially unfavorable terms. Accordingly, these items are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC, whereby such liabilities are presented at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.

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

We have determined that there are no Level 1 inputs for determining the fair value of the Instruments. However, we have determined that the fair value of the Instruments may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under the Line, as discussed in note 4. We have also determined that the fair value of the Instruments may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash, interest rates and other related expenses such as finders and origination fees observed in our ongoing and active negotiations with various financing sources, including the terms of transactions engaged in by us that are not eligible to be Level 2 inputs because of the non-comparable duration of the transaction as compared to the transaction being valued. Level 3 inputs currently used by us in our fair value calculations with respect to the Instruments include finders and origination fees ranging between 10% and 14% per annum and periodic interest rate premiums arising from less favorable collateral and/or payment priority, as compared to the Line, ranging between 6% and 17% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

Using the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Instruments as of December 31, 2013, September 30, 2013, December 31, 2012 or September 30, 2012 and therefore no adjustment with respect to fair value was made to our consolidated financial statements as of those dates or for the three months ended December 31, 2013 and 2012.

Goodwill and other intangible assets

In accordance with the Intangibles – Goodwill and Other topic of the ASC, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment. As provided by ASC 350-20-35 (“Intangibles – Goodwill and Other – Goodwill - Subsequent Measurement”), we follow a two-step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, including a comparison and reconciliation of the carrying value of all of our reporting units to our market capitalization, after appropriate adjustments for control premium and other considerations. As allowed by ASC 350-20-35-3, we first assess the qualitative factors set forth in that authoritative guidance to determine whether it is more likely than not that the fair value of a reporting unit is more or less than its carrying amount and to use such qualitative assessment as a basis of determining whether it would be necessary to perform the two-step goodwill impairment testing process described above.

Other intangible assets, such as customer lists, are amortized to expense over their estimated useful lives, although they are still subject to review and adjustment for impairment at least annually.

Long-lived assets

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation. Leases, including those for office space as well as those for computers and equipment, are evaluated for capitalization in accordance with the four criteria set forth in ASC 840-10-25-1 (“Leases – Overall – Recognition”). Property and equipment under capital leases are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization expense on assets acquired under capital leases is included in depreciation expense. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement.

Software

Software developed for internal use, including the Digital Media Services Platform (“DMSP”) and iEncode and other webcasting software, is included in property and equipment – see notes 2 and 3.  Such amounts are accounted for in accordance with the Intangibles – Goodwill and Other topic of the ASC and amortized on a straight-line basis over three to five years, commencing when the related asset (or major upgrade release thereof) has been substantially placed in service.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived assets (continued)

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

DECEMBER 31, 2013

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31 and September 30, 2013 was immaterial in relation to our recorded liabilities at those dates.

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

Deferred revenue represents amounts billed to customers for webcasting, Infinite, EDNet or DMSP services to be provided in future accounting periods.  As projects or events are completed and/or the services provided, the revenue is recognized.

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

DECEMBER 31, 2013

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

We have approximately $85.7 million in Federal net operating loss carryforwards as of December 31, 2013, which expire in fiscal years 2018 through 2033.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $85.7 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $32.2 million as of December 31, 2013 and as of September 30, 2013, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the three months ended December 31, 2013 and 2012.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, expenses for stock options issued in payment for consultant and employee services but not exercised by the recipients and expenses related to shares issued or committed to be issued in payment for consultant and employee services, until such shares are issued and eligible for resale by the recipient.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of December 31 and September 30, 2013 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the three months ended December 31, 2013 and 2012. The tax years ending September 30, 2008 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Net Loss per Share

For the three months ended December 31, 2013 and 2012, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding, including the impact of 2,291,667 shares of common stock committed to be issued for compensation to certain Executives and for a loan origination fee, but not yet issued, as of December 31, 2013 (591,667 shares as of December 31, 2012) – see notes 4 and 5. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 1,242,032 and 2,743,141 at December 31, 2013 and 2012, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2013 have been excluded from the calculation of weighted average shares outstanding: (i) the $519,615 outstanding balance of the Rockridge Note, which could have potentially converted into up to 216,506 shares of our common stock, (ii) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock, (iii)  the $195,330 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC which could potentially convert into up to 390,660 shares of our common stock and (iv) the $395,000 portion of the outstanding balance of the Sigma Note which could potentially convert into up to 395,000 shares of our common stock.

In addition, the potential dilutive effects of the following convertible securities outstanding at December 31, 2012 have been excluded from the calculation of weighted average shares outstanding: (i) the $779,267 outstanding balance of the Rockridge Note, which could have potentially converted into up to 324,695 shares of our common stock and (ii) $350,000 of Equipment Notes which in aggregate could have potentially converted into up to 583,334 shares of our common stock, excluding interest (of which $175,000 was repaid by the issuance of a cumulative 583,334 shares in January and March 2013 and the balance was repaid in cash – see note 4).

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $919,000 and $818,000 as of December 31 and September 30, 2013, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments, including employee stock options, at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended December 31, 2013 and 2012 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. There were no Plan options granted during the three months ended December 31, 2013 or 2012.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the three months ended December 31, 2013 or 2012.

In all valuations above, expected dividends were $0 and the expected term was the full term of the related options (or in the case of extended options, the incremental increase in the option term as compared to the remaining term at the time of the extension). See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $168,000 and $163,000 for the three months ended December 31, 2013 and 2012, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

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

DECEMBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, inventory reserves, depreciation and amortization lives and methods, goodwill and other impairment allowances, income taxes and related reserves and contingent liabilities, including contingent purchase prices for acquisitions, contingent compensation arrangements and USF contributions. Such estimates are reviewed on an ongoing basis and actual results could be materially affected by those estimates.

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2013. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of December 31, 2013, the results of our operations for the three months ended December 31, 2013 and 2012 and our cash flows for the three months ended December 31, 2013 and 2012. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2014.

Effects of Recent Accounting Pronouncements

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	December 31, 2013			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill:
Infinite Conferencing	$6,400,887	$-	$6,400,887	$6,400,887	$-	$6,400,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Intella2	411,656	-	411,656	411,656	-	411,656
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	8,358,604	-	8,358,604	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2013):

Intella2 - customer lists,
trade names, URLs and
non-compete	759,848	(115,713)	644,135	759,848	(90,305)	669,543
Total intangible assets	759,848	(115,713)	644,135	759,848	(90,305)	669,543

Total goodwill and other
acquisition-related
intangible assets	$9,118,452	$(115,713)	$9,002,739	$9,118,452	$(90,305)	$9,028,147

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

DECEMBER 31, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through December 31, 2013. The remaining portion of the purchase price, approximately $705,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

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

Eligible revenues for purposes of items (i) and (ii) above exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. The additional purchase price payments per items (i) and (ii) above are due in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The additional purchase price payments per item (iii) above are also subject to certain holdbacks and reserves and as a result payments commenced June 30, 2013 and would be expected to continue on a monthly basis thereafter. However, all payments have been suspended pending the resolution of litigation discussed below.

The unpaid portion of the purchase price is reflected on our December 31, 2013 balance sheet as an accrued liability of $757,563 with a current portion of $596,658 and a non-current portion of $160,905. These amounts represent the remaining unpaid portion of the purchase price of approximately $705,000, as determined as of the time of the initial purchase, plus accretion of approximately $74,000 reflected as interest expense on our statement of operations for the year ended September 30, 2013 (zero for the three months ended December 31, 2012) and accretion of approximately $29,000 reflected as interest expense on our statement of operations for the three months ended December 31, 2013 and less approximately $50,000 of payments made to Intella2 after closing through December 31, 2013, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of December 31, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Based on our evaluations through December 31, 2013, we have determined that the purchase price originally recorded by us, as well as the corresponding liability for the unpaid portion of that purchase price, is not materially different from its fair value and accordingly, we have recorded no purchase price adjustments to date. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, would be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows would also be recognized in our results of operations.

The fair value of certain intangible assets (customer lists, trade names, URLs (internet domain names) and employment and non-compete agreements) acquired as part of the Intella2 acquisition was determined by our management to be approximately $760,000 at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to seven years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined by our management to be approximately $246,000 at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We are depreciating and amortizing these tangible and intangible assets over useful lives ranging from three to seven years. The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. We evaluated the carrying value of the Intella2 goodwill as part of our annual review performed as of September 30, 2013, with no write-downs required to date.

Since November 2013, we have been involved in litigation with Intella2 and its owner, in connection with the Intella2 acquisition. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our December 31 and September 30, 2013 balance sheets, respectively. See note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The fair value of certain intangible assets (internally developed software, customer lists, trademarks, URLs (internet domain names), favorable contractual terms and employment and non-compete agreements) acquired as part of the Infinite Merger was determined by our management at the time of the merger. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to six years immediately following the merger on a stand-alone basis without regard to the Infinite Merger, as projected by our management and Infinite’s management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. We have amortized these assets over useful lives ranging from 3 to 6 years - as of September 30, 2013 all of these assets had been fully amortized and removed from our balance sheet.

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. Furthermore, as discussed in “Testing for Impairment” below, the Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. This adjustment was reflected in our results of operations for the year ended September 30, 2013 (zero for the three months ended December 31, 2012) as a charge for impairment of goodwill.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

We allocated the Auction Video purchase price to the identifiable tangible and intangible assets acquired, based on a determination of their reasonable fair value as of the date of the acquisition. The technology and patent pending related to the video ingestion and flash transcoder, the Auction Video customer lists, future cost savings for Auction Video services and the consulting and non-compete agreements entered into with the former executives and owners of Auction Video were valued in aggregate at $1.4 million and were amortized over various lives between two to five years commencing April 2007 -  as of September 30, 2013 all of these assets had been fully amortized and removed from our balance sheet. $600,000 was assigned as the value of the video ingestion and flash transcoder and added to the DMSP’s carrying cost for financial statement purposes – see note 3.

Subsequent to this acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to proprietary Onstream technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications, which, while related, would be evaluated separately by the U.S. Patent and Trademark Office (“USPTO”).

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

DECEMBER 31, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. In response to this final rejection, we filed a Notice of Appeal on April 8, 2014 and we expect to file the related appeal brief on or before June 10, 2014.

Regardless of the ultimate outcome, our management has determined that an adverse decision with respect to these patent applications would not have a material adverse effect on our financial position or results of operations, since all of the previous costs incurred by us in connection with the patents have been amortized to expense as of September 30, 2013 and are being expensed as incurred subsequent to that date. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

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

The primary asset acquired in the Onstream Merger was the partially completed DMSP, recorded at fair value as of the December 23, 2004 closing, in accordance with the Business Combinations topic of the ASC. The fair value was primarily based on the discounted projected cash flows related to this asset for the five years immediately following the acquisition on a stand-alone basis without regard to the Onstream Merger, as projected at the time of the acquisition by our management and Acquired Onstream’s management. The discount rate we utilized considered equity risk factors (including small stock risk and bridge/IPO stage risk) plus risks associated with profitability/working capital, competition, and intellectual property. The projections were adjusted for charges for fixed assets, working capital and workforce retraining. See note 3.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Acquired Onstream – December 23, 2004 (continued)

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. As of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000. We have continued to evaluate the carrying value of the Acquired Onstream goodwill on an annual basis, with no further write-downs required to date.

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated approximately $2.3 million in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of approximately $2.8 million. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2.1 million. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1.6 million. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1.3 million.   We have continued to evaluate the carrying value of the EDNet goodwill on an annual basis, with no further write-downs required to date.

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

DECEMBER 31, 2013

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

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation - see note 1.  However, based on our assessment as of September 30, 2013 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of September 30, 2013, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

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

As part of the two-step process discussed above, our management performed discounted cash flow (“DCF”) analyses to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. Our management determined the rates and assumptions, including the discount rates and the probability of future revenues and costs, used by it to perform these analyses and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; a decline in market-dependent multiples in absolute terms; telecommunications industry growth projections; internet industry growth projections; entertainment industry growth projections (re EDNet customer base); our historical sales trends and our technological accomplishments compared to our peer group.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Based on these evaluations, we determined that it was more likely than not that the fair values of the EDNet and Acquired Onstream reporting units were more than their respective carrying amounts as of September 30, 2013 since the carrying value of the each of those reporting units (after reduction for interest-bearing debt) was less than or not material different than the result of the respective DCF analysis. However, we were unable to arrive at the same conclusion as a result of our evaluation of the audio and web conferencing reporting unit, since the carrying value exceeded the results of the DCF analysis (after reduction for interest-bearing debt) for that reporting unit.

Accordingly, we performed further calculations in order to determine the amount of the impairment of the goodwill of the audio and web conferencing reporting unit and determined that the carrying value of the audio and web conferencing reporting unit exceeded the results of the DCF analysis (after reductions for interest bearing debt and for an allocation of that amount to recognize an increase in the recorded value of the audio and web conferencing reporting unit customer lists to an updated fair value) for that reporting unit by approximately $2.2 million. Accordingly, this difference was the amount by which the goodwill of the audio and web conferencing reporting unit was impaired as of September 30, 2013, and a $2.2 million adjustment was made to reduce the carrying value of the audio and web conferencing reporting unit’s goodwill as of that date. This adjustment was further allocated to our Infinite division. The increase in the recorded value of the audio and web conferencing reporting unit customer lists to an updated fair value as discussed above was not reflected on our books, since in accordance with GAAP that calculation is solely for purposes of determining impairment of goodwill and is not for the purpose of adjusting the carrying value of other intangible assets.

In order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we performed an analysis to compare our book value (after the impairment adjustment for the audio and web conferencing reporting unit discussed above) to our market capitalization as of September 30, 2013, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2013 which would require further evaluation with respect to the carrying values of our reporting units.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2014 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, including an increase in the closing price of our common shares from $0.27 per share at September 30, 2013 to $0.30 per share as of December 31, 2013, we have concluded that no triggering event has occurred through December 31, 2013. However, the closing price of our common shares had declined to $0.21 per share as of March 31, 2014 and $0.20 per share as of April 18, 2014 and if that decline is determined to be other than temporary and/or based on other factors as listed above, an interim impairment review may be considered necessary in future accounting periods.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31, 2013			September 30, 2013
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives
							(Yrs)
Equipment and
software	$11,047,664	$(10,487,131)	$560,533	$11,030,480	$(10,414,992)	$615,488	1 - 5
DMSP	6,089,222	(5,542,349)	546,873	6,033,167	(5,503,423)	529,744	5
Other
capitalized
internal use software	2,076,991	(1,243,066)	833,925	2,009,397	(1,175,176)	834,221	3 - 5
Travel video
library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixture
and leasehold improvements	610,857	(548,422)	62,435	609,423	(541,243)	68,180	2 - 7
Totals	$21,192,846	$(19,189,080)	$2,003,766	$21,050,579	$(19,002,946)	$2,047,633

Depreciation and amortization expense for property and equipment was approximately $189,000 and $199,000 for the three months ended December 31, 2013 and 2012, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

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

As of December 31, 2013 we have capitalized as part of the DMSP approximately $1.2 million of employee compensation, payments to contract programmers and related costs development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of December 31, 2013, approximately $938,000 of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009 and approximately $231,000 for a subsequent release in April/May 2010. Approximately $52,000 of the remainder of the costs related to a new release of the DMSP placed in service effective January 1, 2014 and the balance of these costs not in service relate primarily to a new features of the DMSP under development.

As of December 31, 2013 we have capitalized as part of other internal use software approximately $1.5 million of employee compensation and other costs for the development of webcasting applications. As of December 31, 2013, approximately $1,343,000 of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000 placed in service in October 2013 for enhancements to that new release. The remaining costs, not placed in service, relate primarily to new features of the webcasting platform under development.

All capitalized development costs placed in service are being depreciated over five years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2013	September 30, 2013

Rockridge Note	$519,615	$590,381
Fuse Note	200,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	195,330	200,000
Sigma Note (excluding portion in notes payable)	395,000	395,000
Total convertible debentures	1,309,945	1,385,381
Less: discount on convertible debentures	(193,054)	(249,387)
Convertible debentures, net of discount	1,116,891	1,135,994
Less: current portion, net of discount	(932,802)	(587,198)
Convertible debentures, net of current portion and discount	$184,089	$548,796

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

The Rockridge Note bears interest at 12% per annum. Prior to the October 2013 agreement discussed below, in accordance with a second Allonge to the Note dated December 12, 2012 (the “December 2012 Allonge”), the remaining principal balance outstanding under the Rockridge Note, as well as the related interest at 12% per annum, was payable in equal monthly installments of $41,322 through September 14, 2014.  In accordance with an agreement reached with Rockridge in October 2013, the remaining principal balance outstanding under the Rockridge Note, and the related interest, was payable in two (2) equal monthly installments of $21,322, commencing on October 14, 2013 plus nine (9) equal monthly installments of $45,322, commencing on December 14, 2013 plus a final payment of $188,989 due on September 14, 2014 (the “Maturity Date”). Since we concluded that there was less than a 10% difference between the present value of the cash flows of the Rockridge Note after the October 2013 modification versus the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were not considered substantially different and therefore accounting for that modification as an extinguishment of debt was not required. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

We made the first three payments required under the October 2013 agreement as set forth above and then on February 28, 2014 we made a principal payment of $119,615 (plus accrued interest), in exchange for Rockridge’s agreement that we would only be obligated to pay interest on a monthly basis until our repayment of the remaining outstanding principal of $400,000 on October 14, 2014. We also agreed to pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

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

The Rockridge Agreement, as amended, provides that (i) Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 591,667 restricted shares of our common stock (the “Shares”) and (ii) on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 valuation adjustment (the “Shortfall Payment”) related to the Shares. The Shortfall Payment would be calculated as the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum of $75,000 in the aggregate.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to approximately $67,000 as of December 31, 2013, as a result of the accretion of approximately $6,000 as interest expense for the three months then ended. If the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement under which Rockridge became entitled to such shares, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the additional 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, is being amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, is being amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012. The unamortized portion of the discount was $57,387 and $77,538 as of December 31 and September 30, 2013, respectively. Corresponding increases in common stock committed for issue (at par value) and additional paid-in capital were also recorded for the value of the Shares.

The effective interest rate of the Rockridge Note was initially approximately 44.3% per annum, until the September 2009 amendment, which reduced it to approximately 28.0% per annum, the December 2012 Allonge, which increased it to approximately 29.1% per annum, and the accrual of the Shortfall Payment, which increased it to approximately 31.1% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the recorded value of the Shares on our books, nor do they give effect to the variance between the conversion price versus market prices that might be applicable if any portion of the principal is satisfied with common shares issued upon conversion instead of cash.

Prior to the December 2012 Allonge, the remaining balance was payable in monthly principal and interest installments of $41,409 through August 14, 2013 plus a balloon payment of $505,648 on September 14, 2013. As consideration for the December 2012 Allonge, the loan origination fee was increased as discussed above. Since we concluded that there was less than a 10% difference between the present value of the cash flows of the Rockridge Note after the December 2012 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were not considered substantially different and therefore accounting for that modification as an extinguishment of debt was not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note

On November 15, 2012 we issued an unsecured subordinated note to Fuse Capital LLC (“Fuse”) in consideration of cash proceeds of $100,000. Total interest of $20,000 was payable in applicable monthly installments starting December 15, 2012, and the principal balance was due on May 15, 2013. An origination fee was paid to Fuse by the issuance of 35,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $14,000. This amount was reflected as a discount and was being amortized as interest expense over the six month term. Effective March 19, 2013 we issued an unsecured subordinated note to Fuse in the amount of $200,000 (the “Fuse Note”) in consideration of $100,000 of additional cash proceeds to us plus the cancellation of the November 15, 2012 note with a still outstanding balance of $100,000. The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was payable as follows: interest only (at 12% per annum) during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year.

Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares, having a fair market value of approximately $4,200, to Fuse. The balance due under the Fuse Note is classified between current and non-current on our December 31, 2013 balance sheet based on these modified payment terms.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended and increased again to $23,000 as of December 31, 2013 as a result of the accretion of $1,000 as interest expense for the three months then ended. If the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

In connection with the original issuance of the Fuse Note, we also issued 40,000 restricted common shares to another third party for finder and other fees. The value of the Fuse Common Stock plus the value of the common stock issued for related financing fees was approximately $52,000, which was reflected as an increase in additional paid-in capital, with one half included in the debt extinguishment loss recognized for the three months ended December 31, 2012, as discussed above, and the other half recorded as a discount against the Fuse Note. The discount portion of approximately $26,000 is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 19% per annum. The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $15,911 and $19,094 as of December 31 and September 30, 2013, respectively.

In connection with the issuance of the Fuse Note, we modified the terms on another $200,000 note issued to Fuse on November 30, 2012, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share. This other $200,000 note is discussed in more detail under “Intella2 Investor Notes” in the “Notes and Leases Payable” section below.

Intella2 Investor Notes

The Intella2 Investor Notes, of which $195,330 was convertible into common stock as of December 31, 2013, are discussed in the “Notes and Leases Payable” section below.

Sigma Note

The Sigma Note, of which $395,000 was convertible into common stock as of December 31, 2013, is discussed in the “Notes and Leases Payable” section below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement (the “Equipment Notes”). The principal balance outstanding under the Equipment Notes was eventually reduced to $350,000 and effective October 2011, the Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”). Effective May 14, 2012 the Equipment Notes were modified, primarily to extend the principal repayment terms to a single balloon payment on July 15, 2013. On December 31, 2012 we issued an aggregate of 140,000 restricted common shares to the Noteholders in consideration of a December 12, 2012 modification of the scheduled principal payment date from July 15, 2013 to payments of $100,000 on November 15, 2013, $150,000 on December 15, 2013 and $100,000 on December 31, 2013. As part of this modification, we also agreed to issue the Noteholders an aggregate of 583,334 restricted common shares (split into two tranches in January and June 2013), to be credited upon issuance as a reduction of the outstanding Equipment Notes balance, using a price of $0.30 per share and (after both tranches are issued) which would have resulted in a Credited Value of $175,000 and a remaining outstanding Equipment Notes balance of $175,000.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $16,000 as of December 31, 2013 and as interest expense for the three months then ended.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” below), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financings, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financings. As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $85,000 as of December 31, 2013 as a result of the accretion of approximately $5,000 as interest expense for the three months then ended. If the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014. In addition, we agreed that to the extent the number of outstanding shares of our common stock exceeds 22 million shares, then we will issue the Noteholders additional shares of common stock equal to seventy-six hundredths percent (0.76%, or 0.0076) of the excess over 22 million, times the percentage of the original 416,667 common shares still held by the Noteholders on the six and twelve month anniversary dates of the October and November 2013 financings, as well as the eighteen month maturity date. For clarity, additional issuances based on any particular increase in the number of our outstanding shares over the stated limit will only be made once and so additional issuances on the second and third dates will be limited and related to increases since the first and second dates, respectively.

Notes and Leases Payable

Notes and leases payable consist of the following:

	December 31, 2013	September 30, 2013

Line of Credit Arrangement	$1,748,672	$1,605,672
Sigma Note (excluding portion in convertible debentures)	463,000	507,000
Working Capital Notes	620,000	-
Subordinated Notes	250,000	316,667
Intella2 Investor Notes (excluding portion in convertible debentures)	244,162	250,000
USAC Note	214,042	263,398
Investor Notes	172,081	200,000
CCJ Note	-	118,157
Equipment lease	33,759	39,330
Total notes and leases payable	3,745,716	3,300,224
Less: discount on notes payable	(370,845)	(341,434)
Notes and leases payable, net of discount	3,374,871	2,958,790
Less: current portion, net of discount	(2,970,901)	(2,198,858)
Notes and leases payable, net of current portion and discount	$403,970	$759,932

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, which was applicable starting in the quarter ended March 31, 2012, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through December 31, 2013.

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

Commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the Line. The unamortized portion of the debt discount was zero and $11,568 as of December 31 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The Lender must approve any additional debt incurred by us, other than debt subordinated to the Line and debt incurred in the ordinary course of business (which includes equipment financing). The Lender approved the Equipment Notes, the Rockridge Note, the USAC Note, the Sigma Note and the New Sigma Note. All other debt entered into by us subsequent to the December 2007 inception of the Line has been appropriately approved by the Lender and/or was allowable under one of the exceptions noted above.

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

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                             On June 14, 2013, the Sigma Note was amended to provide that we would receive immediate additional funding of $345,000, which would be in lieu of the $200,000 Contingent Financing. Furthermore, this $345,000 would be subject to the same terms as the Contingent Financing, in that it would be repayable as a balloon payment due on December 18, 2014 and prior to repayment, along with the previous balloon payment of $50,000 for a total balloon payment of $395,000, would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share.  After the amendment the total gross proceeds received under the Sigma Note was $945,000. Interest, computed at 17% per annum on the outstanding principal balance, was payable in monthly installments commencing April 30, 2013 and principal was payable in monthly installments commencing June 30, 2013. The required payments were made through November 30, 2013.

On February 28, 2014, the terms of the Sigma Note were amended so that principal and interest payments otherwise due on the Sigma Note, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of the Sigma Note. As of February 28, 2014, the outstanding principal balance under the Sigma Note was approximately $895,000 (including accrued interest made a part of that balance) and all other terms of the Sigma Note remain in effect. Interest at 17% per annum will continue to accrue on the outstanding principal balance (including the portion representing these eliminated principal and interest payments), compounding monthly and added to the respective note principal amount until paid.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Sigma Note (continued)

After giving effect to the February 28, 2014 modification, the payments due under the Sigma Note are as follows:

October 31, 2014	$50,000 principal plus $13,991 interest
November 30, 2014	$50,000 principal plus $13,282 interest
December 18, 2014	$887,599 principal (including previously accrued interest made part of principal) plus $7,441 interest

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

The February 28, 2014 amendment also provided that upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the Sigma Note will be due.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Sigma Note (continued)

In connection with the initial March 2013 financing, we issued 300,000 restricted common shares to Sigma and agreed to reimburse up to $30,000 of Sigma’s legal and other expenses related to this financing, $27,500 of which was paid by us at the Sigma Closing. We also issued 60,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $75,000 advisory fee, in connection with an Advisory Services Agreement we entered into with Sigma Capital effective March 18, 2013. $55,000 of the cash fee was paid by us at the Sigma Closing and the remaining $20,000 was paid over the next four months.  We also paid finders and other fees to other third parties in connection with this transaction, which totaled 60,000 restricted common shares and $12,000 cash. In connection with the June 2013 amendment, we issued 325,000 restricted common shares to Sigma and made payments aggregating $45,000 to Sigma and Sigma Capital, representing an administrative fee plus reimbursement of Sigma’s other cost and expenses related to this financing. We also issued 125,000 restricted common shares to Sigma Capital.

The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, was reflected as a $511,188 discount against the Sigma Note (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 56% per annum (which was 60% per annum for the period prior to the June 2013 amendment). This effective rate would increase in the event an Early Repayment Amount was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against the Sigma Note was $260,127 and $348,823 (including $119,756 and $152,755 related to the portion of this debt classified as a convertible debenture) as of December 31 and September 30, 2013, respectively.

Although we concluded that there was less than a 10% difference between the present value of the cash flows of the Sigma Note after its June 2013 modification (including the Black-Scholes value of the additional conversion rights granted) versus the present value of the cash flows before the modification, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40, ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the ONSM closing price of $0.30 per share at the time the additional conversion rights were granted under the modification was significantly less than the $1.00 per share conversion price, and the Black-Scholes value of such conversion right was determined by us to be approximately $6,700, which we concluded was immaterial, we determined that it was not reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

We also completed another transaction with Sigma on February 28, 2014, under which we received $500,000 (from which were deducted certain fees and we repaid certain debt) pursuant to a senior secured note issued to Sigma (the “New Sigma Note”) and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge Capital Holdings LLC (“Rockridge”) and Thermo Credit LLC. See note 1.

Working Capital Notes

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
45

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. Based on the closing ONSM share price of $0.30 per share on December 31, 2013, we would have no liability under the above arrangement and therefore we have recorded no accrual related to this matter as of that date. However, if the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, a stock repurchase payment of approximately $107,500 would be required. In addition, we issued 100,000 restricted common shares in connection with a finders agreement related to this financing.

The fair market value at the time of issuance of the Working Capital Shares and the finders agreement shares, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the three months ended December 31, 2013, as discussed in more detail under the “Subordinated Notes”, Investor Notes” and “CCJ Note” sections below. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in a weighted average  effective interest rate of approximately 33.2% per annum. This effective rate would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $143,113 as of December 31, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $250,000 and $316,667 was outstanding as of December 31 and September 30, 2013, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

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

On June 1, 2012 we received $100,000 for an unsecured subordinated note bearing interest at 12% per annum. The principal was payable in equal monthly installments of $8,333 starting January 1, 2013 plus a final payment of $58,333 on June 1, 2013. Interest for the first six months was paid on December 1, 2012 and was payable thereafter on a monthly basis. Finders and origination fees were paid with 40,000 restricted ONSM common shares and the fair market value at issuance of approximately $23,600 was reflected as a discount and amortized as interest expense over the one year term. Including this discount, the effective interest rate of this note, based on its originally contemplated term, was approximately 39% per annum. The outstanding balance of this note was $66,667 as of September 30, 2013.  On October 24, 2013, the outstanding principal balance of this note, as well as accrued but unpaid interest, in the aggregate amount of $71,182 was satisfied from the gross proceeds of a $170,000 note issued by us to the same lender as part of the Working Capital Notes discussed above. $28,031 of the balance due under this note is classified as non-current on our September 30, 2013 balance sheet based on the payment terms of the October 2013 financing.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the June 1, 2012 note after its modification (by virtue of its inclusion in the Working Capital Note dated October 24, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the three months ended December 31, 2013. This $26,693 debt extinguishment loss was calculated as the excess of the $97,875 acquisition cost of the new debt ($71,182 face value of the portion of the October 24, 2013 note replacing the June 1, 2012 note plus the $26,693 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $71,182.

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum. The principal plus accrued interest was payable in a single balloon payment in July 2013. An aggregate of 120,000 restricted ONSM common shares with a fair market value at issuance of approximately $38,000 was issued to the lenders as an origination fee. This amount was reflected as a discount and amortized as interest expense over the six month term. In July 2013, accrued interest aggregating $15,000 was paid in cash and the maturity date of these notes was extended to January 2014. An aggregate of 120,000 restricted ONSM common shares with a fair market value at issuance of approximately $35,000 was issued to the lenders as an extension fee. This amount was reflected as a discount and was amortized as interest expense over the second six month term. Including the discount, the effective interest rate of these notes was approximately 71% per annum for the first six months and approximately 67% per annum for the second six months. In January 2014 the maturity date of these notes was extended to October 2014 and the outstanding principal amount increased for the aggregate $15,000 of earned but unpaid interest. An aggregate of 240,000 restricted ONSM common shares with a fair market value at issuance of approximately $65,000 was issued to the lenders as an extension fee. This amount will be reflected as a discount and amortized as interest expense over the third term of approximately nine and one half months. The balance due under these notes, net of unamortized discount, is classified as non-current on our September 30, 2013 balance sheet based on the payment terms as modified in January 2014.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was $7,499 and $27,148 as of December 31 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

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

Intella2 Investor Notes

On November 30, 2012 we issued unsecured promissory notes to five investors (the “Intella2 Investor Notes”), with an initial aggregate outstanding balance of $450,000 bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. These notes were issued in exchange for $350,000 cash proceeds plus the satisfaction of the $100,000 outstanding principal balance due on a subordinated note issued by us on March 9, 2012. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. Furthermore, in connection with the issuance of the Fuse Note on March 19, 2013 (discussed in more detail above), we modified the terms on one of the Intella2 Investor Notes, held by Fuse and having a $200,000 outstanding principal balance, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share.

Effective April 1, 2014 the Intella2 Investor Note held by Fuse was amended to provide that the $200,000 principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares, having a fair market value of approximately $4,200, to Fuse.

Effective April 1, 2014 an Intella2 Investor Note held by one of the other four investors was amended to provide that the $50,000 principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 5,000 common shares, having a fair market value of approximately $1,100, to the other investor.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its March 19, 2013 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to be substantive. Accordingly, we recognized a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2013 (zero for the three months ended December 31, 2012). This $43,481 debt extinguishment loss was calculated as the excess of the $200,000 acquisition cost of the new debt over the net carrying amount of the extinguished debt immediately before the modification, which was $156,519.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. This only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended and increased again to $56,000 as of December 31, 2013 as a result of the accretion of $4,000 as interest expense for the three months then ended. If the closing ONSM share price of $0.20 per share as of April 18, 2014 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

The unamortized portion of this discount related to the Intella2 Investor Note held by Fuse was $43,481 as of March 31, 2013, prior to its write-off as the debt extinguishment loss recognized for the year ended September 30, 2013, as discussed above. As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum. After the write-off of a portion of the discount as debt extinguishment loss, the aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $29,894 and $38,046 (none of which related to the portion of this debt classified as a convertible debenture) as of December 31 and September 30, 2013, respectively.

Investor Notes

On or about November 30, 2012 we received $175,000 pursuant to unsecured promissory notes issued to four investors and on January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (in aggregate, the “Investor Notes”), bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. On November 4, 2013, the outstanding principal balance of the $25,000 note issued to CCJ, as well as accrued but unpaid interest, in the aggregate amount of $26,000 was satisfied from the gross proceeds of a $250,000 note issued by us to the same lender as part of the Working Capital Notes discussed above.

Since we concluded that there was more than a 10% difference between the present value of the cash flows the $25,000 portion of the Investor Notes issued to CCJ after its modification (by virtue of its inclusion in the Working Capital Note dated November 4, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the three months ended December 31, 2013. This $15,518 debt extinguishment loss was calculated as the excess of the $35,779 acquisition cost of the new debt ($26,021 face value of the portion of the November 4, 2013 note replacing the January 2, 2013 note plus the $9,758 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $20,261 (net of unamortized discount).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Investor Common Stock from the investor at $0.80 per share. The above only applies to the extent the Investor Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of November 30, 2012 we determined that our share price had remained below $0.80 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $16,000 present value of this obligation as a liability on our financial statements as of November 30, 2012 which increased to $21,000 as of September 30, 2013, as a result of the accretion of $5,000 as interest expense for the year then ended and increased again to $22,000 as of December 31, 2013 as a result of the accretion of $1,000 as interest expense for the three months then ended. If the closing ONSM share price on April 18, 2014 of $0.20 per share was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

In addition to the above, in November 2013 we agreed with one holder of Investor Notes to reimburse them for the approximately $3,200 shortfall between the proceeds to them for their sale of 5,000 shares we issued them in connection with the issuance of the Investor Notes and the $0.80 per share that we had previously agreed to pay for those shares, to the extent permitted by law and subject to the other restrictions noted above. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of an approximately $2,700 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $3,200 as interest expense for the three months ended December 31, 2013.

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was $49,968 and $62,460 as of December 31 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4: DEBT (Continued)

CCJ Note

The CCJ Note dated December 31, 2012 had an initial principal amount of $145,779 was payable in 24 monthly principal and interest installments of $6,862 starting January 31, 2013 and which payment amount included interest at 12% per annum. On November 4, 2013, the outstanding principal balance of the CCJ Note, as well as accrued but unpaid interest, in the aggregate amount of $125,000 was satisfied from the gross proceeds of a $250,000 note issued by us to the same lender as part of the Working Capital Notes discussed above. $72,702 of the balance due under this note was classified as non-current on our September 30, 2013 balance sheet based on the payment terms of the November 2013 financing.

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the December 31, 2012 note after its modification (by virtue of its inclusion in the Working Capital Note dated November 4, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the three months ended December 31, 2013. This $46,596 debt extinguishment loss was calculated as the excess of the $170,852 acquisition cost of the new debt ($124,256 face value of the portion of the November 4, 2013 note replacing the December 31, 2012 note plus the $46,596 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $124,256.

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above are as follows:

Year Ending December 31:
2014	$4,322,377
2015	733,284
Total minimum debt payments	$5,055,661

The amounts shown above are before deducting unamortized discount and do not include interest. The Line is included above as a $1,748,672 payment during the year ending December 31, 2014, based on its balance sheet classification as a current liability, although we have renewed the Line on a regular basis since its 2009 inception and expect to renew it through December 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES

Employment contracts and severance

On September 27, 2007, our Compensation Committee and Board of Directors approved three-year employment agreements with Messrs. Randy Selman (President and CEO), Alan Saperstein (COO), Robert Tomlinson (Chief Financial Officer), Clifford Friedland (Senior Vice President Business Development) and David Glassman (Senior Vice President Marketing), collectively referred to as “the Executives”. In addition, our Compensation Committee and Board have approved certain corrections and modifications to those agreements from time to time, which are reflected in the discussion below. The employment agreements provide that the initial term shall automatically be extended for successive one (1) year terms thereafter unless (a) the parties mutually agree in writing to alter the terms of the agreement; or (b) one or both of the parties exercises their right, pursuant to various provisions of the agreement, to terminate the employment relationship.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate are approximately $1.6 million, subject to a five percent (5%)  increase on September 27, 2014 and each year thereafter - a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

DECEMBER 31, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms. Accordingly, we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. This accrued liability has been reduced for the following actions:

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

2.

Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. As of April 18, 2014, the base salary payments to the Executives are 18.6% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. A second reinstatement to the Executives, representing approximately 4.5% of the contractual base salary at that time, was approved since January 1, 2013, although as of April 18, 2014, and in recognition of our cash requirements, the second reinstatement has not been implemented.

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

DECEMBER 31, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

As of April 18, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. The number of Executive Shares was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense for the year ended September 30, 2013 (zero for the three months ended December 31, 2012).

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

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded the $34,000 present value of this obligation as a liability on our financial statements as of that date, which was reflected as non-cash compensation expense for the year then ended (zero for the three months ended December 31, 2012). Although the closing ONSM share price increased to $0.30 as of December 31, 2013, and on that basis we would have no liability under this obligation, we determined that the increase in our share price was temporary and no adjustment was made to the previous accrual as of December 31, 2013 or for the three months then ended. If the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, an additional payment of $153,000, or the equivalent in common shares, would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Compensation under the Executive Incentive Plan would be in the form of Fully Restricted (as defined below) ONSM common Plan shares (“Executive Incentive Shares”) and is based on the Company achieving certain financial objectives, as follows:

•         Increased revenues in each of fiscal years 2011 through 2015 (as compared to the respective prior year).

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

The 2,250,000 Executive Incentive Shares that were earned as of the date the Executive Incentive Plan was established were issued in May 2013 and have been recorded on our financial statements based on their fair value at the time of the February 20, 2013 agreement, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected as non-cash compensation expense for the year ended September 30, 2013 (zero for the three months ended December 31, 2012).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

In September 2013, the Executives as a group were issued an aggregate of 250,000 Executive Incentive Shares for meeting one of the fiscal 2013 objectives - achieving positive EBITDA, as adjusted, for at least two quarters of fiscal 2013. Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $77,500 for the year ended September 30, 2013 (zero for the three months ended December 31, 2012), based on their fair value of $0.31 per share as of August 9, 2013, the date it was conclusively determined that the objective had been met and the shares had been earned. Accomplishment of the other objectives for fiscal 2013 would have resulted in an aggregate of 375,000 Executive Incentive Shares issued to the Executives as a group, but it was determined that these shares were not earned.

Accomplishment of the objectives for fiscal 2014 through fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year. As of December 31, 2013 the issuance of Executive Incentive Shares related to the fiscal 2014 objectives has not been reflected on our financial statements, since based on the financial results to date the issuance of the material portion of such Executive Incentive Shares is not yet considered probable. Since EBITDA, as adjusted, was positive for the first quarter of fiscal 2014, it is possible that the objective related to EBITDA, as adjusted, will be determined to have been met based once the results of the second quarter of fiscal 2014 are finalized. However, the achievement of this objective would only result in the issuance of 250,000 shares in aggregate, which would have a value of $50,000 based on the closing ONSM share price of $0.20 per share as of April 18, 2014 and if a compensation accrual was recorded for the three months ended December 31, 2013 related to this objective, such accrual and expense would only be $25,000, which is considered immaterial. Provided that the objective related to EBITDA, as adjusted, is determined to have been met once the results of the second quarter of fiscal 2014 have been finalized, we will recognize related non-cash compensation expense for the three and six months ended March 31, 2014, equal to the fair value of 250,000 common shares, based on the closing price of an ONSM common share on the date it is conclusively determined that the objective has been met and the Executive Incentive Shares have been earned.

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

DECEMBER 31, 2013

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

Other compensation

On August 11, 2009 our Compensation Committee determined that in the event we were sold for a company sale price (as defined) that represented at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), cash compensation of two and one-half percent (2.5%) of the company sale price would be allocated equally between the then four outside Directors, as a supplement to provide appropriate compensation for ongoing services as a Director and as a termination fee, as well as one additional executive-level employee other than the Executives. In June 2010, one of the four outside Directors passed away (and was replaced in April 2011) and in January 2013 another one of the four outside Directors resigned (who is not expected to be replaced). In January 2013 the Board voted to terminate this compensation program, in conjunction with the termination of a similar compensation program for the Executives. Although the termination of the program for the Executives was in consideration of a new Executive Incentive Plan agreed on between the Company and the Executives, as of April 18, 2014 it has not yet been determined what the replacement compensation program will be, if any, for the outside Directors and the other executive-level employee in lieu of the terminated program.
59

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments

As of December 31, 2013, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $59,000. The leases have expiration dates ranging from 2014 to 2018 (after considering our rights of termination) and in most cases provide for renewal options.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $21,100 (including our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. We have notified the landlord of our exercise of the renewal option. Although the landlord has not yet confirmed that we have met the conditions for such renewal, we have included the lease payments for such renewal period in the table of future minimum lease payments as presented below.

The five-year operating lease for our office space in San Francisco expires July 31, 2015.  The monthly base rental (including month-to-month parking) is approximately $10,100 with annual increases up to 5.1%. The lease provides one five-year renewal option at 95% of fair market value and also provides for early cancellation at any time after August 1, 2011, at our option, with six month notice and a cancellation payment of no more than approximately $5,000.

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

The operating leases for our office space in San Diego, California and in Colorado Springs, Colorado call for aggregate monthly payments totaling approximately $1,800 and are on short-term leases with remaining maturities of less than one year.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending December 31:
2014	$670,901
2015	504,205
2016	316,839
2017	243,206
2018	177,180
Total minimum lease payments	$1,912,331

The capital leases included in Notes Payable (see note 4) were determined to be immaterial for inclusion in the above table.

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida; Atlanta, Georgia; New Jersey, Colorado, Texas, Iowa, Minnesota and California. An aggregate approximately $6,000 per month related to these facilities is classified by us as rental expense with an approximately $20,000 per month remaining balance of our payments to these facilities classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $197,000 and $213,000 for the three months ended December 31, 2013 and 2012, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $800,000, approximately $500,000 of that commitment arising from agreements expiring through December 2014 and the balance of such commitment arising from agreements expiring at various times after December 2014 through August 2017.

61

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Legal and regulatory proceedings

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleges breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions (see note 2) and seeks money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. In a January 9, 2014 court filing, Intella2 and Mr. Cohen stated that approximately $400,000 is now due and owing to them, although they also state that due to alleged lack of information they are unable to completely compute total damages. In a January 10, 2014 court filing, we stated that we have suffered at least $550,000 in known damages to date as a result of the conduct of Intella2 and Mr. Cohen as alleged in the counterclaims filed by us, although such damages are ongoing and subject to change based upon discovery. The court has entered an order requiring that the parties participate in mediation, with a deadline of July 11, 2014. A date for such mediation has not yet been set. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our December 31 and September 30, 2013 balance sheets, respectively.

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

62

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6:  CAPITAL STOCK

Common Stock

During the three months ended December 31, 2013 we issued 241,502 unregistered common shares for financial consulting and advisory services valued at approximately $46,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $71,000 and $63,000 for the three months ended December 31, 2013 and 2012, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $34,000 in deferred equity compensation expense at December 31, 2013, to be amortized over the remaining periods of service of up to six months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the three months ended December 31, 2013, we issued 458,334 common shares for interest, financing fees and finders fees related to the Working Capital Notes, which were valued at approximately $128,000, recognized partially as part of debt extinguishment loss for the three months ended December 31, 2013 with the remainder being recognized as interest expense over the eighteen month loan term. See note 4 for details.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 and amortized that amount to interest expense over the one-year term of the funding commitment ending December 31, 2013 (approximately $11,000 for the three months then ended). Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there was no material difference between the present value of this obligation and the accrued liability recorded by us. However, based on the closing ONSM price of $0.20 per share on April 18, 2014, the gross proceeds would be approximately $88,000 and the shortfall would be approximately $87,000.

63

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1. The Audio and Web Conferencing Services Group is primarily comprised of our business activities selling telephone related services to business customers, such as conference calling, voicemail, text messaging and collaboration and consists of our Infinite, OCC and EDNet divisions. The Digital Media Services Group is primarily comprised of our business activities in selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC division are in San Diego, California. The primary operating activities of the EDNet division are in San Francisco, California. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Pompano Beach, Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado Springs, Colorado. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the three months ended December 31, 2013 and 2012 and total assets by segment as of December 31 and September 30, 2013.

	For the three months ended December 31,

	2013	2012
Segment revenue:
Audio and Web Conferencing Services Group	$2,778,199	$2,607,324
Digital Media Services Group	1,437,548	1,672,393
Total consolidated revenue	$4,215,747	$4,279,717

Segment operating income:
Audio and Web Conferencing Services Group	$840,842	$828,781
Digital Media Services Group	354,270	418,455
Total segment operating income	1,195,112	1,247,236

Depreciation and amortization	(214,187)	(329,225)
Corporate and unallocated shared expenses	(1,013,432)	(1,254,497)
Other expense, net	(545,798)	(378,882)
Net loss	$(578,305)	$(715,368)

	December 31, 2013	September 30, 2013

Assets:
Audio and Web Conferencing Services Group	$10,753,024	$10,827,959
Digital Media Services Group	2,829,447	2,638,457
Corporate and unallocated	515,491	460,994
Total assets	$14,097,962	$13,927,410

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2013, we had issued options and warrants still outstanding to purchase up to 1,242,032 ONSM common shares, including 508,699 shares under Plan Options to employees, consultants and directors; 433,333 shares under Plan and Non-Plan Options to financial and other consultants; and 300,000 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 2,877,763 common shares under the Plan (including the 2,500,000 Executive Incentive Shares issued as discussed in note 5) through December 31, 2013, 508,699 outstanding employee, consultant and director Plan Options as of December 31, 2013 and 75,000 outstanding consultant Plan Options as of December 31, 2013, there are 1,038,538 shares available for additional issuances under the Plan.

On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vesting over two years and having an exercise price of $1.23 per share, fair market value on the date of the grant. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. In January 2013, the Compensation Committee and the Executives agreed on an Executive Incentive Plan which included provisions that were in lieu of issuing 450,000 of the additional authorized options – see note 5. As of December 31, 2013, 150,001 of the additional authorized option issuances relate to terminated directors, employees and consultants. The Compensation Committee is evaluating what action would be appropriate for it to take with respect to the remaining 383,699 additional authorized options.

Non-cash compensation expense was approximately $74,000 and $138,000 for the three months ended December 31, 2013 and 2012, respectively. These amounts included zero and approximately $83,000, respectively, related to Plan Options granted to employees and vesting during those periods. The balance of non-cash compensation expense is related to our issuance of common shares or other equity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

Detail of employee, consultant, and director Plan Option activity under the Plan for the three months ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	538,499	$1.85
Granted during the period	-	$-
Expired or forfeited during the period	(29,800)	$1.04
Balance, end of the period	508,699	$1.89
Exercisable at end of the period	508,699	$1.89

The outstanding Plan Options for the purchase of 508,699 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1.1 years and are further described below.

Grant date	Description	Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date

May 2008	Consultant	16,667	16,667	$6.00	Jan 2015
May 2009	Consultant	33,333	33,333	$3.00	Jan 2015
Aug 2009	Employee (non-Executive)	10,014	10,014	$9.42	Aug 2014
Dec 2009	Employee (non-Executive)	14,986	14,986	$9.42	Dec 2014
Jan 2011	Directors	50,000	50,000	$1.23	Jan 2015
Jan 2011	Employees (non-Executive)	333,699	333,699	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	Director	25,000	25,000	$1.00	Jun 2015

	Total common shares underlying Plan Options as of December 31, 2013	508,699	508,699

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2013, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 433,333 common shares, as follows:

Issuance period	Number of common shares	Exercise price per share	Type	Expiration Date

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$0.65	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

July 2010	50,000	$6.00	Non-Plan	July 2014
Year ended September 30, 2010	50,000

September 2009	8,333	$3.00	Non-Plan	Sept 2014
Year ended September 30, 2009	8,333

Total common shares underlying consultant options as of December 31, 2013	433,333

As of December 31, 2013, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date

LPC stock purchase – February 2012
(“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010
(“New LPC Warrant 1”)	250,000	$0.38	March 2016
Total common shares underlying warrants as of December 31, 2013	300,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

On September 17, 2010, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase, and did purchase (i) up to a certain number of shares of our common stock during the term of the LPC Purchase Agreement, subject to certain terms and conditions, and (ii) 420,000 shares of our Series A-14 Preferred Stock (“Series A-14”). In connection with the LPC Purchase Agreement, we also issued LPC a warrant (“LPC Warrant 1”). The LPC Purchase Agreement expired on September 17, 2013. Due to the price-based anti-dilution protection provisions of  LPC Warrant 1 (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we were required to recognize LPC Warrant 1 as a liability at its fair value on each previous reporting date. Effective October 25, 2012, LPC Warrant 1 was cancelled and replaced with New LPC Warrant 1, with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions that were in LPC Warrant 1 are not included in New LPC Warrant 1. Accordingly, since accounting for LPC Warrant 1 or New LPC Warrant 1 under ASC Topic 815 was no longer applicable, we performed a valuation of LPC Warrant 1 as of October 25, 2012 in order to make the appropriate adjustments. Based on this valuation of $53,894, as compared to the $81,374 carrying value of LPC Warrant 1 on our consolidated balance sheet as of September 30, 2012, the $27,480 decrease in the fair value of this liability from September 30, 2012 to October 25, 2012 was reflected as other income in our consolidated statement of operations for the three months ended December 31, 2012 and the remaining $53,894 was reclassified from liability to additional paid-in capital.

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

The exercise prices of New LPC Warrant 1 and New LPC Warrant 2 are subject to adjustment for various factors, including in the event of stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. Such adjustment of the exercise price would in most cases result in a corresponding adjustment in the number of shares underlying the warrant.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9:  SUBSEQUENT EVENTS

The following notes to the consolidated financial statements contain disclosure as noted with respect to transactions occurring after December 31, 2013:

  Note 1 (impact of certain cost reductions for periods after December 31, 2013; funding commitment letter received in February 2014; February 2014 modifications to repayment terms of Rockridge Note and Sigma Note; additional funding from Sigma in February 2014 and the related issuance of common shares)

  Note 2 (Intella2 litigation activity after December 31, 2013; patent application activity after December 31, 2013)

  Note 3 (capitalized software development costs placed in service after December 31, 2013)

  Note 4 (modifications to repayment terms of Rockridge Note and Sigma Note; January 2014 extension of certain Subordinated Notes and the related issuance of common shares; additional funding from Sigma in February 2014 and the related issuance of common shares; April 2014 extension of certain Intella2 Investor Notes and the related issuance of common shares; April 2014 extension of the Fuse Note and the related issuance of common shares; status of negotiations for renewal of the Line and January 13, 2014 letter of intent from Thermo to renew; impact of change in ONSM common share price through April 18, 2014)

  Note 5 (status of issuance of Executive Shares and related payment of cash compensation through April 18, 2014; status of  lease renewal negotiations in Florida after December 31, 2013; Intella2 litigation activity after December 31, 2013; impact of change in ONSM common share price through April 18, 2014)

  Note 6 (status of issuance of Executive Shares and related cash compensation through April 18, 2014; impact of change in ONSM common share price through April 18, 2014)

During March 2014 we issued 200,000 unregistered common shares for sales and marketing services valued at approximately $38,000, which will be recognized as professional fees expense over a service period of twelve months.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the quarterly report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 86 full time employees as of April 18, 2014, with operations organized in two main operating groups:

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

Since November 2013, we have been involved in litigation with Intella2 and its owner, in connection with the Intella2 acquisition. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our December 31 and September 30, 2013 balance sheets, respectively.

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

During fiscal 2013, we entered into a March 21, 2013 financing transaction with Sigma Opportunity Fund II, LLC (“Sigma”), which was amended on June 14, 2013, under which aggregate gross proceeds of $945,000 were received by us. On February 28, 2014, the terms of the Sigma Note were amended so that principal and interest payments otherwise due on the Sigma Note, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of the Sigma Note.

On February 28, 2014 we borrowed $500,000 from Sigma Opportunity Fund II, LLC (“Sigma”) (from which were deducted certain fees and we repaid certain debt) pursuant to a senior secured note (“New Sigma Note”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge Capital Holdings LLC (“Rockridge”) and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), is due on October 31, 2014. Sigma shall have the right to convert the New Sigma Note (including the accrued interest thereon), in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share.

In connection with the New Sigma Note, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. We also issued 150,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $167,857 advisory fee in connection with a February 28, 2014 Advisory Services Agreement, of which $107,857 was withheld from the gross proceeds of the New Sigma Note at the time of the February 28, 2014 funding to us and the $60,000 balance is payable in installments of $15,000 per month commencing April 1, 2014. This fee will be due regardless of the early repayment of the New Sigma Note.

In accordance with the terms of the New Sigma Note financing, if by June 30, 2014 we have not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we will be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000.

Upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the Sigma Note and/or the New Sigma Note will be due.

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

Results of Operations

Our consolidated net loss for the three months ended December 31, 2013 was approximately $578,000 ($0.03 loss per share) as compared to a net loss of approximately $715,000 ($0.05 loss per share) for the corresponding period of the prior fiscal year, a decrease in our net loss of approximately $137,000 (19.2%). The decreased net loss was primarily due to an approximately $116,000, or 28.5%, decrease in professional fee expense and an approximately $115,000, or 34.9%, decrease in depreciation and amortization expense, such decreases partially offset by an approximately $153,000, or 50.1%, increase in interest expense, all as compared to the corresponding period of the prior fiscal year.

The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three months ended December 31,
	2013	2012
Revenue:
Audio and web conferencing	53.9%	47.7%
Webcasting	27.8	32.2
DMSP and hosting	5.7	5.7
Network usage	11.7	12.3
Other	0.9	2.1
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.8%	13.4%
Webcasting	7.4	9.1
DMSP and hosting	0.9	0.8
Network usage	5.0	5.9
Other	0.2	0.5
Total costs of revenue	28.3%	29.7%

Gross margin	71.7%	70.3%

Operating expenses:
Compensation (excluding equity)	44.8%	43.1%
Compensation (paid with equity)	1.8	3.2
Professional fees	6.9	9.5
Other general and administrative	13.9	14.7
Depreciation and amortization	5.1	7.7
Total operating expenses	72.5%	78.2%

Loss from operations	(0.8)%	(7.9)%

Other expense, net:
Interest expense	(10.9)%	(7.2)%
Debt extinguishment loss	(2.1)	(1.6)
Gain from adjustment of derivative liability to
fair value	-	0.6
Other income (expense), net	0.1	(0.6)
Total other expense, net	(12.9)%	(8.8)%

Net loss	(13.7)%	(16.7)%

The following table is presented to illustrate our discussion and analysis of our results of operations and financial condition.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent

Total revenue	$4,215,747	$4,279,717	$(63,970)	(1.5)%
Total costs of revenue	1,195,112	1,269,259	(74,147)	(5.8)
Gross margin	3,020,635	3,010,458	10,177	0.3%

General and administrative expenses	2,838,955	3,017,719	(178,764)	(5.9)%
Depreciation and amortization	214,187	329,225	(115,038)	(34.9)
Total operating expenses	3,053,142	3,346,944	(293,802)	(8.8)%

Loss from operations	(32,507)	(336,486)	(303,979)	(90.3)%

Other expense, net	(545,798)	(378,882)	166,916	44.1

Net loss	$(578,305)	$(715,368)	$(137,063)	(19.2)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.2 million for the three months ended December 31, 2013, a decrease of approximately $64,000 (1.5%) from the corresponding period of the prior fiscal year, due to decreased revenues of the Digital Media Services Group, partially offset by increased revenues of the Audio and Web Conferencing Services Group.

Digital Media Services Group revenues were approximately $1.4 million for the three months ended December 31, 2013, a decrease of approximately $235,000 (14.0%) from the corresponding period of the prior fiscal year, primarily due to a decrease in webcasting division revenues.

Webcasting division revenues decreased by approximately $205,000 (14.9%) for the three months ended December 31, 2013 as compared to the corresponding period of the prior fiscal year. We produced approximately 1,100 webcasts during the three months ended December 31, 2013, which was approximately 300 less than the number of webcasts produced in the corresponding period of the prior fiscal year. The impact on revenue arising from the decreased number of events was partially offset by an increase in the average revenue per webcast event to $1,178 for the three months ended December 31, 2013, which represented an increase of $120, or 11.3%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

We believe that our webcasting division revenues will be favorably impacted during fiscal 2014 by the comprehensive update to our Visual Webcaster webcasting platform (VW4), which we released in January 2013 and have been updating with new features since then. We will be updating VW4 with additional features later this year including additional billing and reporting capabilities and enhanced CPE (continuing professional education) functionality. We believe that these new features, in addition to recently added features such as a live phone option and the ability to connect to third party encoders, could accelerate the rate of adoption of VW4 from what we have experienced thus far. Since an increasing number of companies are handling production tasks in house, we also expect to see increased sales from iEncode, a service that allows our customers to self-encode their live professional video and attach the streams to the Visual Webcaster system in the cloud. This allows them to take advantage of using their internal staff and facilities while still utilizing all of the Visual Webcaster features. Also in development is another “do it yourself” large audience webcasting product that can be run from the customer’s desktop and will be available on a fixed cost monthly subscription basis that can be purchased on-line. We also expect to see increased webcasting sales as a result of our Virtual Conference Center which is a multiple event conference venue with integrated webcasting.

Audio and Web Conferencing Services Group revenues were approximately $2.8 million for the three months ended December 31, 2013, an increase of approximately $171,000 (6.6%) from the corresponding period of the prior fiscal year. This increase arose from the operations of our OCC division, which acquired Intella2 Inc., a San Diego-based communications company (“Intella2”) on November 30, 2012. Accordingly, three months of OCC revenues were recognized during the three months ended December 31, 2013 versus just one month of OCC revenues the corresponding period of the prior fiscal year. Our OCC division is being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The Intella2 acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. We recognized total revenues of approximately $289,000, including approximately $63,000 of free conferencing business revenues, from those operations for the three months ended December 31, 2013.

The revenues of the Infinite division, which is included in the Audio and Web Conferencing Services Group, of approximately $2.0 million for the three months ended December 31, 2013 represent an increase of approximately $50,000 (2.6%) as compared to the corresponding period of the prior fiscal year. This was due to a 12.4% increase in the number of minutes billed which was approximately 33.3 million for the three months ended December 31, 2013, as compared to approximately 29.7 million minutes for the corresponding period of the prior fiscal year.  This increase in the number of minutes billed was partially offset by a decrease in average revenue per minute, which was approximately 6.2 cents for the three months ended December 31, 2013, as compared to approximately 6.7 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

We believe that Infinite’s alliances with existing and new third party conferencing providers, anticipated internal software development and other sales and marketing initiatives, will favorably impact Infinite division revenues during fiscal 2014.

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

Consolidated gross margin was approximately $3.0 million for the three months ended December 31, 2013, an increase of approximately $10,000 (0.3%) from the corresponding period of the prior fiscal year. Our consolidated gross margin percentage was 71.7% for the three months ended December 31, 2013, versus 70.3% for the corresponding period of the prior fiscal year. This increase in percentage was due to reductions in webcasting and network usage cost of sales (proportionally greater than the reduction in revenues).

During the period from June through November 2013 we renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $169,000 for the remaining nine months of fiscal 2014 as compared to the corresponding period of the prior fiscal year.

Because of anticipated increased fiscal 2014 revenues as discussed above as well as anticipated cost savings in fiscal 2014 – those already implemented as discussed above as well as additional cost savings we believe that we could implement - we expect our consolidated fiscal 2014 gross margin will exceed our consolidated fiscal 2013 gross margin, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $3.1 million for the three months ended December 31, 2013, a decrease of approximately $294,000 (8.8%) from the corresponding period of the prior fiscal year, primarily due to an approximately $116,000 decrease in professional fee expense and an approximately $115,000 decrease in depreciation and amortization expense.

The approximately $116,000, or 28.5%, decrease in professional fee expense was primarily the result of $85,000 of brokers fees associated with the November 30, 2012 Intella2 acquisition that we recognized as professional fees expense for the three months ended December 31, 2012. There was no comparable transaction during the three months ended December 31, 2013.

The approximately $115,000, or 34.9%, decrease in depreciation and amortization expense was primarily the result of certain intangible assets acquired as part of the Infinite acquisition in April 2007 becoming fully amortized as of April 2013 and thus having no related amortization expense for the three months ended December  31, 2013. Amortization expense for those assets was approximately $113,000 for the three months ended December 31, 2012.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $593,000 in aggregate for the remaining nine months of fiscal 2014 as compared to the corresponding period of the prior fiscal year. Notwithstanding these reductions, compensation expense (excluding equity) for the three months ended December 31, 2013 increased by approximately $42,000, or 2.3%, as compared to the corresponding period of the prior fiscal year. The increased compensation expense was primarily a result of an approximately $67,000 increase in the compensation expense for the OCC division during the three months ended December 31, 2013, versus the corresponding period of the prior fiscal year. Because the OCC division acquired the Intella2 operations on November 30, 2012, there was only one month of related compensation recognized during the three months ended December 31, 2012 versus three months of such compensation during the three months ended December 31, 2013.

Excluding the impact, if any, arising from any fiscal 2014 goodwill impairment charges, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for fiscal year 2014 to be less than the fiscal 2013 amounts for the year as a whole, although this cannot be assured.

Other Expense

Other expense of approximately $546,000 for the three months ended December 31, 2013 represented an approximately $167,000 (44.1%) increase as compared to the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $153,000, or 50.1%, increase in interest expense for the three months ended December 31, 2013, as compared to the corresponding period of the prior fiscal year, which increase was primarily attributable to approximately $126,000 for the aggregate of cash and non-cash interest expense recognized during the three months ended December 31, 2013 for the Sigma Note (which was initially funded in March 2013 and funded additionally in June 2013) and for which there was no interest expense during the corresponding period of the prior fiscal year.

Liquidity and Capital Resources

For the year ended September 30, 2013, we had a net loss of approximately $7.2 million, although cash provided by operating activities for that period was approximately $504,000. For the three months ended December 31, 2013, we had a net loss of approximately $578,000, although cash used in operating activities for that period was approximately $64,000. Although we had cash of approximately $268,000 at December 31, 2013, we had a working capital deficit of approximately $5.2 million at that date.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.7 million as of December 31, 2013 and approximately $1.5 million as of April 18, 2014) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit.

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, which was applicable starting in the quarter ended March 31, 2012, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through December 31, 2013.

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

On June 14, 2013, the Sigma Note was amended to provide that we would receive immediate additional funding of $345,000, which would be in lieu of the $200,000 Contingent Financing. Furthermore, this $345,000 would be subject to the same terms as the Contingent Financing, in that it would be repayable as a balloon payment due on December 18, 2014 and prior to repayment, along with the previous balloon payment of $50,000 for a total balloon payment of $395,000, would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share.  After the amendment the total gross proceeds received under the Sigma Note was $945,000. Interest, computed at 17% per annum on the outstanding principal balance, was payable in monthly installments commencing April 30, 2013 and principal was payable in monthly installments commencing June 30, 2013. The required payments were made through November 30, 2013.

On February 28, 2014, the terms of the Sigma Note were amended so that principal and interest payments otherwise due on the Sigma Note, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of the Sigma Note. As of February 28, 2014, the outstanding principal balance under the Sigma Note was approximately $895,000 (including accrued interest made a part of that balance) and all other terms of the Sigma Note remain in effect. Interest at 17% per annum will continue to accrue on the outstanding principal balance (including the portion representing these eliminated principal and interest payments), compounding monthly and added to the respective note principal amount until paid. After giving effect to the February 28, 2014 modification, the payments due under the Sigma Note are as follows:

October 31, 2014	$50,000 principal plus $13,991 interest
November 30, 2014	$50,000 principal plus $13,282 interest
December 18, 2014	$887,599 principal (including previously accrued interest made part of principal) plus $7,441 interest

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

In connection with the initial March 2013 financing, we issued 300,000 restricted common shares to Sigma and agreed to reimburse up to $30,000 of Sigma’s legal and other expenses related to this financing, $27,500 of which was paid by us at the Sigma Closing. We also issued 60,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $75,000 advisory fee, in connection with an Advisory Services Agreement we entered into with Sigma Capital effective March 18, 2013. $55,000 of the cash fee was paid by us at the Sigma Closing and the remaining $20,000 was paid over the next four months.  We also paid finders and other fees to other third parties in connection with this transaction, which totaled 60,000 restricted common shares and $12,000 cash. In connection with the June 2013 amendment, we issued 325,000 restricted common shares to Sigma and made payments aggregating $45,000 to Sigma and Sigma Capital, representing an administrative fee plus reimbursement of Sigma’s other cost and expenses related to this financing. We also issued 125,000 restricted common shares to Sigma Capital.

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

We also completed another transaction with Sigma on February 28, 2014, under which we borrowed $500,000 (from which were deducted certain fees and we repaid certain debt as discussed below) pursuant to a senior secured note (“New Sigma Note”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge Capital Holdings LLC (“Rockridge”) and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), is due on October 31, 2014. Sigma shall have the right to convert the New Sigma Note (including the accrued interest thereon), in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share.

In connection with the New Sigma Note, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. We also issued 150,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $167,857 advisory fee in connection with a February 28, 2014 Advisory Services Agreement, of which $107,857 was withheld from the gross proceeds of the New Sigma Note at the time of the February 28, 2014 funding to us and the $60,000 balance is payable in installments of $15,000 per month commencing April 1, 2014. This fee will be due regardless of the early repayment of the New Sigma Note.

In accordance with the terms of the New Sigma Note financing, if by June 30, 2014 we have not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we will be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000. Even if such a definitive agreement is signed and as a result we are not required to issue those additional shares or pay those additional fees, but we have any remaining obligations to Sigma (other than the Sigma Put Right discussed below) as of October 15, 2014, we must then issue Sigma and Sigma Capital, in aggregate, 150,000 restricted common shares plus pay Sigma Capital an additional cash fee of $50,000 and if there are any remaining obligations to Sigma (other than the Sigma Put Right discussed below) as of November 15, 2014, we must then issue Sigma and Sigma Capital, in aggregate, another 150,000 restricted common shares plus pay Sigma Capital an additional cash fee of $50,000.

Commencing on December 18, 2014, and extending for a period of one year thereafter, Sigma will have the right to require us to purchase up to 1 million of our common shares still held by them, at $0.25 per share (the “Sigma Put Right”). Our obligation under the Sigma Put Right is collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge.

At any time prior to December 18, 2014, and extending for a period of one year thereafter, we shall have the right to purchase any and all of our common shares that were issued to Sigma and still held by them at the higher of (i) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or (ii) $0.25 per share. Commencing June 30, 2014, we may not exercise this call option while we are in possession of any material nonpublic information regarding any agreement (other than terminated or expired agreements) for a transaction calling for receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units.

Upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the Sigma Note and/or the New Sigma Note will be due.

The terms of the New Sigma Note required that we use at least $107,000 of the related proceeds to pay principal on our outstanding note (the “Rockridge Note”) due to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders,.  Accordingly, on February 28, 2014 we made a principal payment of $119,615 (plus accrued interest), in exchange for Rockridge’s agreement that we would only be obligated to pay interest on a monthly basis until our repayment of the remaining outstanding principal of $400,000 on October 14, 2014. We also agreed to pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

In connection with the issuance of the New Sigma Note, an intercreditor agreement was executed between Sigma and Rockridge, which terms included Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value at any point after October 14, 2014, and always in case of a default on the Sigma Note, the New Sigma Note or the Rockridge Note. Such repayment amount would be added to the principal of the Sigma Note, would accrue interest at 17% per annum and such amount plus accrued interest would be payable by us on December 18, 2014. In the event of such repayment by Sigma, Sigma would receive fees in cash and shares calculated on a pro-rata basis comparable to the terms of the New Sigma Note, based on the amount repaid to Rockridge and the amount of time the repaid debt would be unpaid by us after such repayment. For example, if $400,000 were to be repaid to Rockridge by Sigma on October 14, 2014, we would owe Sigma a fee of approximately $30,000 cash plus approximately 106,000 common shares.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 591,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). The $67,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2013. If the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

Including the fair market value of the Shares at the time they were recorded on our books, plus legal fees paid by us, the effective interest rate of the Rockridge Note was approximately 44.3% per annum, until a September 2009 amendment, when it was reduced to approximately 28.0% per annum, a December 2012 amendment, when it was increased to approximately 29.1% per annum, and the accrual of the Shortfall Payment, which increased it to approximately 31.1% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the recorded value of the Shares on our books, nor do they give effect to the variance between the conversion price versus market prices that might be applicable if any portion of the principal is satisfied with common shares issued upon conversion instead of cash.

As of December 31, 2013, we were obligated for $200,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was payable as follows: interest only (at 12% per annum) during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares, having a fair market value of approximately $4,200, to Fuse. The balance due under the Fuse Note is classified between current and non-current on our December 31, 2013 balance sheet based on these modified payment terms.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. The $23,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2013. If the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

In connection with the original issuance of the Fuse Note, we also issued 40,000 restricted common shares to another third party for finder and other fees. Including the value of the Fuse Common Stock plus the value of the common stock issued for related financing fees (but excluding a portion of this amount written off as a debt extinguishment loss as a result of the modification, by virtue of its inclusion in the Fuse Note, of a predecessor note) results in an effective interest rate of approximately 19% per annum.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. Based on the closing ONSM share price of $0.30 per share on December 31, 2013, we would have no liability under the above arrangement and therefore we have recorded no accrual related to this matter as of that date. However, if the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, a stock repurchase payment of approximately $107,500 would be required.

The fair market value at the time of issuance of the Working Capital Shares, plus 100,000 finders agreement shares we also issued, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in a weighted average  effective interest rate of approximately 33.2% per annum. This effective rate would increase in the event an early repayment was required, as discussed above.

As of December 31, 2013, we were obligated for $250,000 under unsecured subordinated notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at rates ranging from 12% to 20% per annum and, after allowing for modifications made in January 2014 to the terms of certain of these notes, are due in October 2014. Including the value of common shares issued to the various lenders in connection with these notes results in effective interest rates ranging from approximately 21% to 71% per annum.

As of December 31, 2013, we were obligated for $611,573 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at 12% per annum. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. Effective April 1, 2014 one of these notes held by Fuse was amended to provide that the $200,000 principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares, having a fair market value of approximately $4,200, to Fuse.  Effective April 1, 2014 one of these notes held by another of the investors was amended to provide that the $50,000 principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 5,000 common shares, having a fair market value of approximately $1,100, to the other investor.

One of the above notes, held by Fuse and having a $200,000 outstanding principal balance, is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share. Including the value of common shares issued to the various lenders in connection with these notes results in effective interest rates ranging from approximately 26% to 43% per annum, except that the effective interest rate of the note held by Fuse is 12% per annum, after the write-off of a portion of the value of these common shares as a debt extinguishment loss, arising from the March 2013 modification of the note held by Fuse to add the conversion feature.

In connection with the initial issuance of the above notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we have agreed to buy back, under certain terms. If the fair market value of the stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued common stock from the investor at $0.40 per share. This only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $56,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2013. If the closing ONSM share price of $0.20 per share as of April 18, 2014 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

In connection with the initial issuance of the above notes, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued stock from the investor at $0.80 per share. The above only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $22,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2013. If the closing ONSM share price of $0.20 per share as of April 18, 2014 was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

On December 31, 2013 we were obligated for $214,042 under a letter agreement promissory note with the Universal Service Administrative Company (“USAC”), payable in monthly installments of $19,075 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $16,000 as interest expense for the three months ended December 31, 2013.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” above), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financing. As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $85,000 as of December 31, 2013 as a result of the accretion of approximately $5,000 as interest expense for the three months then ended. If the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

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

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 and amortized that amount to interest expense over the one-year term of the funding commitment ending December 31, 2013 (approximately $11,000 for the three months then ended). Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there was no material difference between the present value of this obligation and the accrued liability recorded by us. However, based on the closing ONSM price of $0.20 per share on April 18, 2014, the gross proceeds would be approximately $88,000 and the shortfall would be approximately $87,000.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and will be managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through December 31, 2013. The remaining portion of the purchase price, approximately $705,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

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

Eligible revenues for purposes of items (i) and (ii) above exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012. The additional purchase price payments per items (i) and (ii) above are due in quarterly installments commencing August 31, 2013 and ending May 31, 2014. The additional purchase price payments per item (iii) above are also subject to certain holdbacks and reserves and as a result payments commenced June 30, 2013 and are expected to continue on a monthly basis thereafter. However, all payments have been suspended pending the resolution of litigation discussed below.

The unpaid portion of the purchase price is reflected on our December 31, 2013 balance sheet as an accrued liability of $757,563 with a current portion of $596,658 and a non-current portion of $160,905. These amounts represent the remaining unpaid portion of the purchase price of approximately $705,000, as determined as of the time of the initial purchase, plus accretion of approximately $74,000 reflected as interest expense on our statement of operations for the year ended September 30, 2013 (zero for the three months ended December 31, 2012) and accretion of approximately $29,000 reflected as interest expense on our statement of operations for the three months ended December 31, 2013 and less approximately $50,000 of payments made to Intella2 after closing through December 31, 2013, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal).

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of December 31, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Based on our evaluations through December 31, 2013, we have determined that the purchase price originally recorded by us, as well as the corresponding liability for the unpaid portion of that purchase price, is not materially different from its fair value and accordingly, we have recorded no purchase price adjustments to date. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, would be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows would also be recognized in our results of operations.

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleges breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and seeks money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. In a January 9, 2014 court filing, Intella2 and Mr. Cohen stated that approximately $400,000 is now due and owing to them, although they also state that due to alleged lack of information they are unable to completely compute total damages. In a January 10, 2014 court filing, we stated that we have suffered at least $550,000 in known damages to date as a result of the conduct of Intella2 and Mr. Cohen as alleged in the counterclaims filed by us, although such damages are ongoing and subject to change based upon discovery. The court has entered an order requiring that the parties participate in mediation, with a deadline of July 11, 2014. A date for such mediation has not yet been set. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our December 31 and September 30, 2013 balance sheets, respectively.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate are approximately $1.6 million, subject to a five percent (5%)  increase on September 27, 2014 and each year thereafter - a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid.  Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. As of April 18, 2014, the base salary payments to the Executives are 18.6% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. A second reinstatement to the Executives, representing approximately 4.5% of the contractual base salary at that time, was approved since January 1, 2013, although as of April 18, 2014, and in recognition of our cash requirements, the second reinstatement has not been implemented. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate are approximately $1.6 million, subject to a five percent (5%)  increase on September 27, 2014 and each yea

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction of any remaining unpaid amounts due to certain of those Executives in connection with the acquisition of Acquired Onstream (see note 2), we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013, (i) to pay $100,000 ($20,000 per Executive) of the withheld compensation in cash and (ii) to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”).

As of April 18, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $34,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2013. If the closing ONSM share price of $0.20 per share on April 18, 2014 was used as a basis of calculation, an additional payment of $153,000, or the equivalent in additional common shares, would be required.

On February 20, 2013, we (as authorized by our Board of Directors) and the Executives agreed to certain changes in the Executives’ employment agreements, which among other things included the implementation of an executive incentive compensation plan (the “Executive Incentive Plan”). Compensation under the Executive Incentive Plan would be in the form of Fully Restricted (as defined below) ONSM common Plan shares (“Executive Incentive Shares”) and is based on the Company achieving certain financial objectives as follows for each of the fiscal years 2014 and 2015:

•         Increased revenues (as compared to the respective prior year).

•         Positive operating cash flow (as defined in the Executive Incentive Plan).

•         EBITDA, as adjusted, (as defined in the Executive Incentive Plan) for at least two quarters.

Accomplishment of the objectives for fiscal 2014 and fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year. As of December 31, 2013 the issuance of Executive Incentive Shares related to the fiscal 2014 objectives has not been reflected on our financial statements, since based on the financial results to date the issuance of the material portion of such Executive Incentive Shares is not yet considered probable. Since EBITDA, as adjusted, was positive for the first quarter of fiscal 2014, it is possible that the objective related to EBITDA, as adjusted, will be determined to have been met based once the results of the second quarter of fiscal 2014 are finalized. However, the achievement of this objective would only result in the issuance of 250,000 shares in aggregate, which would have a value of $50,000 based on the closing ONSM share price of $0.20 per share as of April 18, 2014 and if a compensation accrual was recorded for the three months ended December 31, 2013 related to this objective, such accrual and expense would only be $25,000, which is considered immaterial. Provided that the objective related to EBITDA, as adjusted, is determined to have been met once the results of the second quarter of fiscal 2014 have been finalized, we will recognize related non-cash compensation expense for the three and six months ended March 31, 2014, equal to the fair value of 250,000 common shares, based on the closing price of an ONSM common share on the date it is conclusively determined that the objective has been met and the Executive Incentive Shares have been earned.

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

As of December 31, 2013, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $59,000. The leases have expiration dates ranging from 2014 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.9 million through December 31, 2018, of which approximately $671,000 relates to the year ending December 31, 2014.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $800,000, approximately $500,000 of that commitment arising from agreements expiring through December 2014 and the balance of such commitment arising from agreements expiring at various times after December 2014 through August 2017.

Projected capital expenditures for the year ending December 31, 2014 total approximately $800,000, which includes software and hardware upgrades to the webcasting platform (including VW4 and iEncode), the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

During the period from June 2013 through January 2014 (i) we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $593,000 in aggregate for the remaining nine months of fiscal 2014 as compared to the corresponding period of the prior fiscal year and (ii) we also renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $169,000 for the remaining nine months of fiscal 2014 as compared to the corresponding period of the prior fiscal year.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $139.3 million as of December 31, 2013. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. During the year ended September 30, 2013, as well as during the three months ended December 31, 2013, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period. Because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products and our recent increases in sales and marketing expenditures, as well as our anticipated recognition of Intella2 revenues for twelve months in fiscal 2014 as compared to the ten months we recognized in fiscal 2013 (see note 2), we expect our consolidated fiscal 2014 revenues to exceed our consolidated fiscal 2013 revenues. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through December 31, 2014. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Line or the Funding Letter and/or that we will be able to sell assets or operations and/or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

To the extent our cash flow from sales is insufficient to completely fund operating expenses, financing costs (including principal repayments) and capital expenditures, as well as any acceleration of our repayments of accounts payable and/or accrued liabilities, we will continue depleting our cash and other financial resources. Other than working capital which may become available to us from further borrowing or sales of equity or assets or operations (including but not limited to proceeds from the Line or the Funding Letter, as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing or through other activities.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

The resolution of debt and other obligations becoming due within the twelve months ended December 31, 2014 (the end of the one year time frame on which our liquidity analysis and conclusions above were based),  and in particular those becoming due during the last three months of that period, represents a future unknown contingency.

Our cash balance increased by approximately $11,000 during the three months ended December 31, 2013. This was the result of approximately $220,000 provided by financing activities partially offset by approximately $145,000 used in investing activities and by approximately $64,000 used in operating activities and.Cash used in operating activities of approximately $64,000 for the three months ended December 31, 2013, represents an approximately $13,000 decrease in cash used as compared to approximately $77,000 cash used in operating activities for the corresponding period of the prior fiscal year. The approximately $64,000 cash used in operating activities for the three months ended December 31, 2013 reflects our net loss of approximately $578,000, reduced by approximately $649,000 of non-cash expenses included in that loss, partially offset by an approximately $135,000 net increase in non-cash working capital items during the period. The primary non-cash expenses included in our loss for the three months ended December 31, 2013 were approximately $214,000 of depreciation and amortization and approximately $191,000 of amortization of discount on notes payable and convertible debentures. The approximately $135,000 net increase in non-cash working capital items for the three months ended December 31, 2013 is primarily due to an approximately $194,000 increase in accounts receivable, offset by an approximately $142,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers. The approximately $135,000 net increase in non-cash working capital items was approximately $69,000 greater than the net increase in non-cash working capital items of approximately $66,000 for the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $145,000 for the three months ended December 31, 2013 as compared to approximately $986,000 cash used in investing activities for the corresponding period of the prior fiscal year. Current period investing activities related to the acquisition of property and equipment, including capitalized software development costs. Prior period investing activities related primarily to the November 30, 2012 Intella2 acquisition as well as the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $220,000 for the three months ended December 31, 2013 as compared to approximately $899,000 cash provided by financing activities in the corresponding period of the prior fiscal year. Current year period financing activities, as well as those in the comparable prior year period, primarily related to proceeds from notes payable, partially offset by repayments of notes and leases payable. Most of the cash provided by financing activities for the three months ended December 31, 2012, excluding accounts receivable based borrowing and repayment activity under the Line, was associated specifically or generally with the November 30, 2012 Intella2 acquisition.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $9.0 million at December 31, 2013, representing approximately 64% of our total assets and approximately 178% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2013 includes approximately $1.4 million (net of depreciation) primarily related to the capitalized development costs of the DMSP and Webcasting/iEncode platforms, representing approximately 10% of our total assets and approximately 27% of the book value of shareholder equity.

In accordance with GAAP, we periodically test these assets for potential impairment.  As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance of the entities that have generated these intangibles.  Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base.  We will continue to monitor our intangible assets and our overall business environment. If there is a material adverse and ongoing change in our business operations (or if an adverse change initially considered temporary is determined to be ongoing), the value of our intangible assets could decrease significantly. In the event that it is determined that we will be unable to successfully market or sell any of our services, an impairment charge to our statement of operations could result. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

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

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation.  However, based on our assessment as of September 30, 2013 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of September 30, 2013, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

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

As part of the two-step process discussed above, our management performed discounted cash flow (“DCF”) analyses to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. Our management determined the rates and assumptions, including the discount rates and the probability of future revenues and costs, used by it to perform these analyses and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; a decline in market-dependent multiples in absolute terms; telecommunications industry growth projections; internet industry growth projections; entertainment industry growth projections (re EDNet customer base); our historical sales trends and our technological accomplishments compared to our peer group.

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

Based on these evaluations, we determined that it was more likely than not that the fair values of the EDNet and Acquired Onstream reporting units were more than their respective carrying amounts as of September 30, 2013 since the carrying value of the each of those reporting units (after reduction for interest-bearing debt) was less than or not material different than the result of the respective DCF analysis. However, we were unable to arrive at the same conclusion as a result of our evaluation of the audio and web conferencing reporting unit, since the carrying value exceeded the results of the DCF analysis (after reduction for interest-bearing debt) for that reporting unit.

Accordingly, we performed further calculations in order to determine the amount of the impairment of the goodwill of the audio and web conferencing reporting unit and determined that the carrying value of the audio and web conferencing reporting unit exceeded the results of the DCF analysis (after reductions for interest bearing debt and for an allocation of that amount to recognize an increase in the recorded value of the audio and web conferencing reporting unit customer lists to an updated fair value) for that reporting unit by approximately $2.2 million. Accordingly, this difference was the amount by which the goodwill of the audio and web conferencing reporting unit was impaired as of September 30, 2013, and a $2.2 million adjustment was made to reduce the carrying value of the audio and web conferencing reporting unit’s goodwill as of that date. This adjustment was further allocated to our Infinite division. The increase in the recorded value of the audio and web conferencing reporting unit customer lists to an updated fair value as discussed above was not reflected on our books, since in accordance with GAAP that calculation is solely for purposes of determining impairment of goodwill and is not for the purpose of adjusting the carrying value of other intangible assets.

In order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we performed an analysis to compare our book value (after the impairment adjustment for the audio and web conferencing reporting unit discussed above) to our market capitalization as of September 30, 2013, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares and the Executive Shares and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2013 which would require further evaluation with respect to the carrying values of our reporting units.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2014 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, including an increase in the closing price of our common shares from $0.27 per share at September 30, 2013 to $0.30 per share as of December 31, 2013, we have concluded that no triggering event has occurred through December 31, 2013. However, the closing price of our common shares had declined to $0.21 per share as of March 31, 2014 and $0.20 per share as of April 18, 2014 and if that decline is determined to be other than temporary and/or based on other factors as listed above, an interim impairment review may be considered necessary in future accounting periods.

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

Contingent Purchase Price:

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through December 31, 2013. The remaining portion of the purchase price, approximately $705,000, plus approximately $103,000 accretion less approximately $50,000 of additional payments made to intella2 after closing and considered to be payment of the accretion, for a total liability of approximately $758,000, is the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase.  These payment obligations are based on eligible revenues (which exclude free conferencing business revenues and non-recurring revenues) for the twelve months ending November 30, 2013 as well as a percentage (between 50 and 70%) of the free conferencing business revenues, net of applicable expenses, from December 1, 2012 through November 30, 2017. The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of December 31, 2013 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Based on our evaluations through December 31, 2013, we have determined that the purchase price originally recorded by us, as well as the corresponding liability for the unpaid portion of that purchase price, is not materially different from its fair value and accordingly, we have recorded no purchase price adjustments to date. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

ITEM 4T.              CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

                Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

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

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying the material weakness in our internal control over financial reporting, we are working to enhance the design and operation of our controls by improving our controls and documentation related to our accounting policies and practices to identify, document and periodically assess whether all key judgments, conventions and estimates used conform to U.S. GAAP.

                Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2013  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleges breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and seeks money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. In a January 9, 2014 court filing, Intella2 and Mr. Cohen stated that approximately $400,000 is now due and owing to them, although they also state that due to alleged lack of information they are unable to completely compute total damages. In a January 10, 2014 court filing, we stated that we have suffered at least $550,000 in known damages to date as a result of the conduct of Intella2 and Mr. Cohen as alleged in the counterclaims filed by us, although such damages are ongoing and subject to change based upon discovery. The court has entered an order requiring that the parties participate in mediation, with a deadline of July 11, 2014. A date for such mediation has not yet been set. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our December 31 and September 30, 2013 balance sheets, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During March 2014 we issued 200,000 unregistered common shares for sales and marketing services valued at approximately $38,000, which will be recognized as professional fees expense over a service period of twelve months.

During April 2014 we issued 45,000 unregistered common shares as fees in consideration of modification of the repayment terms of certain notes payable, such shares valued at approximately $9,500, which will be recognized as interest expense over the remaining terms of those debts, between approximately eight and twelve months.

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

Item 4. Mine Safety Disclosures

None.

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

Date: April 30, 2014

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer